Form 10-Q
period 2011-09-30
WINTRUST FINANCIAL CORP
filed 2011-11-09
CIK 1015328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common Stock — no par value, 35,934,784 shares, as of November 2, 2011

		Page

PART I. — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	1

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	49

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	94

ITEM 4.	Controls and Procedures.	96

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings.	NA

ITEM 1A.	Risk Factors.	96

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	97

ITEM 3.	Defaults Upon Senior Securities.	NA

ITEM 4.	Removed and Reserved.	NA

ITEM 5.	Other Information.	NA

ITEM 6.	Exhibits.	98

	Signatures.	99

PART I

ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)	(Unaudited) September 30, 2011	December 31, 2010	(Unaudited) September 30, 2010
Assets
Cash and due from banks	$147,270	$153,690	$155,067
Federal funds sold and securities purchased under resale agreements	13,452	18,890	88,913
Interest-bearing deposits with other banks (balance restricted for securitization investors of $37,165 at September 30, 2011, $36,620 at December 31, 2010, and $47,780 at September 30, 2010)	1,101,353	865,575	1,224,584
Available-for-sale securities, at fair value	1,267,682	1,496,302	1,324,179
Trading account securities	297	4,879	4,935
Federal Home Loan Bank and Federal Reserve Bank stock	99,749	82,407	80,445
Brokerage customer receivables	27,935	24,549	25,442
Mortgage loans held-for-sale, at fair value	204,081	356,662	307,231
Mortgage loans held-for-sale, at lower of cost or market	8,955	14,785	13,209
Loans, net of unearned income, excluding covered loans	10,272,711	9,599,886	9,461,155
Covered loans	680,075	334,353	353,840

Total loans	10,952,786	9,934,239	9,814,995
Less: Allowance for loan losses	118,649	113,903	110,432
Less: Allowance for covered loan losses	12,496	—	—

Net loans (balance restricted for securitization investors of $643,466 at September 30, 2011, $646,268 at December 31, 2010, and $635,755 at September 30, 2010)	10,821,641	9,820,336	9,704,563
Premises and equipment, net	412,478	363,696	353,445
FDIC indemnification asset	379,306	118,182	161,640
Accrued interest receivable and other assets	468,711	366,438	365,496
Trade date securities receivable	637,112	—	—
Goodwill	302,369	281,190	278,025
Other intangible assets	22,413	12,575	13,194

Total assets	$15,914,804	$13,980,156	$14,100,368

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$1,631,709	$1,201,194	$1,042,730
Interest bearing	10,674,299	9,602,479	9,919,509

Total deposits	12,306,008	10,803,673	10,962,239
Notes payable	3,004	1,000	1,000
Federal Home Loan Bank advances	474,570	423,500	414,832
Other borrowings	448,082	260,620	241,522
Secured borrowings-owed to securitization investors	600,000	600,000	600,000
Subordinated notes	40,000	50,000	55,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	73,874	—	2,045
Accrued interest payable and other liabilities	191,586	155,321	175,325

Total liabilities	14,386,617	12,543,607	12,701,456

Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; 50,000 shares issued and outstanding at September 30, 2011, December 31, 2010 and September 30, 2010	49,736	49,640	49,379
Series B - $1,000 liquidation value; no shares issued and outstanding at September 30, 2011 and December 31, 2010, and 250,000 shares issued and outstanding at September 30, 2010	—	—	237,855
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 35,926,137 shares issued at September 30, 2011, 34,864,068 shares issued at December 31, 2010, and 31,145,332 shares issued at September 30, 2010	35,926	34,864	31,145
Surplus	997,854	965,203	682,318
Treasury stock, at cost, 2,071 shares at September 30, 2011, no shares at December 31, 2010, and 1,592 shares at September, 30 2010.	(68)	—	(51)
Retained earnings	441,268	392,354	394,323
Accumulated other comprehensive income (loss)	3,471	(5,512)	3,943

Total shareholders’ equity	1,528,187	1,436,549	1,398,912

Total liabilities and shareholders’ equity	$15,914,804	$13,980,156	$14,100,368

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income
Interest and fees on loans	$140,543	$137,902	$409,424	$403,244
Interest bearing deposits with banks	917	1,339	2,723	3,828
Federal funds sold and securities purchased under resale agreements	28	35	83	118
Securities	12,667	7,438	33,645	29,668
Trading account securities	15	19	38	383
Federal Home Loan Bank and Federal Reserve Bank stock	584	488	1,706	1,419
Brokerage customer receivables	197	180	557	484

Total interest income	154,951	147,401	448,176	439,144

Interest expense
Interest on deposits	21,893	31,088	68,253	95,926
Interest on Federal Home Loan Bank advances	4,166	4,042	12,134	12,482
Interest on notes payable and other borrowings	2,874	1,411	8,219	4,312
Interest on secured borrowings - owed to securitization investors	3,003	3,167	9,037	9,276
Interest on subordinated notes	168	265	574	762
Interest on junior subordinated debentures	4,437	4,448	13,229	13,227

Total interest expense	36,541	44,421	111,446	135,985

Net interest income	118,410	102,980	336,730	303,159
Provision for credit losses	29,290	25,528	83,821	95,870

Net interest income after provision for credit losses	89,120	77,452	252,909	207,289

Non-interest income
Wealth management	11,994	8,973	32,831	26,833
Mortgage banking	14,469	20,980	38,917	38,693
Service charges on deposit accounts	4,085	3,384	10,990	10,087
Gains on available-for-sale securities, net	225	9,235	1,483	9,673
Gain on bargain purchases	27,390	6,593	37,974	43,981
Trading gains	591	210	121	4,554
Other	8,493	5,281	22,470	13,879

Total non-interest income	67,247	54,656	144,786	147,700

Non-interest expense
Salaries and employee benefits	61,863	57,014	171,041	156,735
Equipment	4,501	4,203	13,174	12,144
Occupancy, net	7,512	6,254	20,789	18,517
Data processing	3,836	3,891	10,506	10,967
Advertising and marketing	2,119	1,650	5,173	4,434
Professional fees	5,085	4,555	13,164	11,619
Amortization of other intangible assets	970	701	2,363	2,020
FDIC insurance	3,100	4,642	10,899	13,456
OREO expenses, net	5,134	4,767	17,519	11,948
Other	12,201	12,046	37,008	34,484

Total non-interest expense	106,321	99,723	301,636	276,324

Income before taxes	50,046	32,385	96,059	78,665
Income tax expense	19,844	12,287	37,705	29,540

Net income	$30,202	$20,098	$58,354	$49,125

Preferred stock dividends and discount accretion	$1,032	$4,943	$3,096	$14,830

Net income applicable to common shares	$29,170	$15,155	$55,258	$34,295

Net income per common share - Basic	$0.82	$0.49	$1.57	$1.17

Net income per common share - Diluted	$0.65	$0.47	$1.26	$1.12

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Weighted average common shares outstanding	35,550	31,117	35,152	29,396
Dilutive potential common shares	10,551	988	8,683	1,132

Average common shares and dilutive common shares	46,101	32,105	43,835	30,528

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity

Balance at December 31, 2009	$284,824	$27,079	$589,939	$(122,733)	$366,152	$(6,622)	$1,138,639
Comprehensive income:
Net income	—	—	—	—	49,125	—	49,125
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	11,031	11,031
Unrealized losses on derivative instruments	—	—	—	—	—	(310)	(310)

Comprehensive income							59,846

Cash dividends declared on common stock	—	—	—	—	(4,992)	—	(4,992)
Dividends on preferred stock	—	—	—	—	(12,420)	—	(12,420)
Accretion on preferred stock	2,410	—	—	—	(2,410)	—	—
Common stock repurchases	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,116	—	—	—	3,116
Cumulative effect of change in accounting for loan securitizations	—	—	—	—	(1,132)	(156)	(1,288)
Common stock issued for:
New issuance, net of costs	—	3,795	83,791	122,831	—	—	210,417
Exercise of stock options and warrants	—	141	2,856	—	—	—	2,997
Restricted stock awards	—	56	(83)	(149)	—	—	(176)
Employee stock purchase plan	—	26	896	—	—	—	922
Director compensation plan	—	48	1,803	—	—	—	1,851

Balance at September 30, 2010	$287,234	$31,145	$682,318	$(51)	$394,323	$3,943	$1,398,912

Balance at December 31, 2010	$49,640	$34,864	$965,203	$—	$392,354	$(5,512)	$1,436,549
Comprehensive income:
Net income	—	—	—	—	58,354	—	58,354
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	8,200	8,200
Unrealized gains on derivative instruments	—	—	—	—	—	783	783

Comprehensive income							67,337

Cash dividends declared on common stock	—	—	—	—	(6,344)	—	(6,344)
Dividends on preferred stock	—	—	—	—	(3,000)	—	(3,000)
Accretion on preferred stock	96	—	—	—	(96)	—	—
Common stock repurchases	—	—	—	(68)	—	—	(68)
Stock-based compensation	—	—	3,433	—	—	—	3,433
Common stock issued for:
Acquisitions	—	883	25,603	—	—	—	26,486
Exercise of stock options and warrants	—	49	632	—	—	—	681
Restricted stock awards	—	38	(41)	—	—	—	(3)
Employee stock purchase plan	—	67	1,988	—	—	—	2,055
Director compensation plan	—	25	1,036	—	—	—	1,061

Balance at September 30, 2011	$49,736	$35,926	$997,854	$(68)	$441,268	$3,471	$1,528,187

	Nine Months Ended September 30,
	2011	2010

Other comprehensive income (loss)
Unrealized gains on available-for-sale securities arising during the period, net	$15,225	$26,836
Unrealized gains (losses) on derivative instruments arising during the period, net	1,115	(505)
Less: Reclassification adjustment for gains included in net income, net	1,483	9,673
Less: Income tax expense	5,874	5,937

Other comprehensive income	$8,983	$10,721

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2011	2010
Operating Activities:
Net income	$58,354	$49,125
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	83,821	95,870
Depreciation and amortization	14,128	13,426
Stock-based compensation expense	3,433	4,521
Tax benefit from stock-based compensation arrangements	183	744
Excess tax benefits from stock-based compensation arrangements	(760)	(1,020)
Net amortization of premium on securities	6,308	4,674
Mortgage servicing rights fair value change and amortization, net	3,626	3,724
Originations and purchases of mortgage loans held-for-sale	(1,662,368)	(2,495,880)
Proceeds from sales of mortgage loans held-for-sale	1,846,396	2,498,438
Bank owned life insurance income, net of claims	(1,888)	(1,593)
Decrease in trading securities, net	4,582	28,839
Net increase in brokerage customer receivables	(3,386)	(4,571)
Gain on mortgage loans sold	(25,617)	(47,283)
Gain on available-for-sale securities, net	(1,483)	(9,673)
Gain on bargain purchases	(37,974)	(43,981)
Loss on sales of premises and equipment, net	10	7
Decrease in accrued interest receivable and other assets, net	72,216	100,824
(Decrease) increase in accrued interest payable and other liabilities, net	(2,481)	9

Net Cash Provided by Operating Activities	357,100	196,200

Investing Activities:
Proceeds from maturities of available-for-sale securities	1,189,834	907,492
Proceeds from sales of available-for-sale securities	605,026	628,462
Purchases of available-for-sale securities	(2,015,888)	(1,609,840)
Net cash received for acquisitions	91,073	84,920
Net increase in interest-bearing deposits with banks	(211,382)	(51,588)
Net increase in loans	(520,770)	(551,016)
Purchases of premises and equipment, net	(54,769)	(15,896)

Net Cash Used for Investing Activities	(916,876)	(607,466)

Financing Activities:
Increase in deposit accounts	383,001	354,941
Increase (decrease) in other borrowings, net	180,723	(5,915)
Decrease in Federal Home Loan Bank advances, net	—	(44,592)
Repayment of subordinated note	(10,000)	(5,000)
Excess tax benefits from stock-based compensation arrangements	760	1,020
Issuance of common stock, net of issuance costs	—	210,417
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	2,846	3,275
Common stock repurchases	(68)	(149)
Dividends paid	(9,344)	(17,367)

Net Cash Provided by Financing Activities	547,918	496,630

Net (Decrease) Increase in Cash and Cash Equivalents	(11,858)	85,364
Cash and Cash Equivalents at Beginning of Period	172,580	158,616

Cash and Cash Equivalents at End of Period	$160,722	$243,980

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

(2) Recent Accounting Developments

Goodwill Impairment Testing

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which presents a qualitative approach to test goodwill for impairment. This ASU provides entities the option to assess qualitative factors to determine if impairment of goodwill exists. If examination of the qualitative factors yields a determination that it is not more likely than not that impairment exists, then it is not necessary for the Company to perform the two-step impairment test. This guidance is effective for fiscal periods beginning after December 15, 2011. As this guidance primarily seeks to simplify goodwill impairment testing, the Company does not expect adoption of this new guidance to have a material impact on its consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends the presentation formats permitted for reporting other comprehensive income. This ASU no longer allows other comprehensive income to be presented as part of the statement of changes in stockholder’s equity. Entities must present other comprehensive income and its components in a single statement along with net income or in a separate, consecutive statement of other comprehensive income. This guidance is effective for fiscal and interim periods beginning after December 15, 2011. However, in October 2011, the FASB proposed to defer one of the standard’s provisions which requires companies to present reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This deferral does not change the requirement to present items of net income, other comprehensive income and total comprehensive income in either a continuous statement or consecutive statements as of the effective date noted above. Upon adoption of ASU No. 2011-05, the Company will present comprehensive income in accordance with the above guidance.

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

Changes to the Effective Control Assessment in Accounting for Transfers

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” which amends the criteria used to determine when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The changes presented in this ASU are intended to improve the accounting for these transactions by removing the criterion requiring the transferor to have the ability to repurchase or redeem the transferred financial assets from the assessment of effective control. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Credit Quality Disclosures of Financing Receivables and Allowance for Credit Losses

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which required more information in disclosures related to the credit quality of financing receivables and the credit reserves held against them. This guidance required the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the allowance for loan losses as well as to disclose additional information related to credit quality indicators, past due information, and impaired loans. This ASU also included disclosure requirements for information related to loans modified in a troubled debt restructuring, however these disclosures were deferred in January 2011 upon FASB’s issuance of ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in update No. 2010-20” to become effective for reporting periods beginning on or after June 15, 2011. All other provisions of ASU 2010-20, except for the summary of activity in the allowance for credit losses by loan portfolio, were effective for the Company’s reporting period ending on or after December 15, 2010. Although not required, the Company disclosed the summary of activity in the allowance for credit losses for the year ending December 31, 2010. Additional credit quality disclosures are included in our consolidated financial statements to provide disaggregated information with respect to the Company’s loan portfolio and the allowance for loan losses. See Item 2 - Loan Portfolio and Asset Quality for further detail.

Determination of a Troubled Debt Restructuring

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which sought to clarify guidance used to evaluate troubled debt restructurings resulting in consistent application of U.S. GAAP. The update provided guidance to evaluate what is considered to be an economic concession as well as circumstances which indicate that a debtor is experiencing financial difficulties. The effective periods for application of the amendments in this update were interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As such this new guidance was adopted effective July 1, 2011 and did not result in a significant change to the Company’s troubled debt restructuring determination process or have a material impact on its consolidated financial statements.

(3) Business Combinations

FDIC-Assisted Transactions

Since April 2010, the Company has acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of six financial institutions in FDIC-assisted transactions.

The following table presents details related to these transactions:

(Dollars in thousands)	Lincoln Park	Wheatland	Ravenswood	Community First Bank - Chicago	The Bank of Commerce	First Chicago

Date of acquisition	April 23, 2010	April 23, 2010	August 6, 2010	February 4, 2011	March 25, 2011	July 8, 2011

Fair value of assets acquired, at the acquisition date	$157,078	$343,870	$173,919	$50,891	$173,986	$768,873
Fair value of loans acquired, at the acquisition date	103,420	175,277	97,956	27,332	77,887	330,203
Fair value of liabilities assumed, at the acquisition date	192,018	415,560	122,943	49,779	168,472	741,508

Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss-sharing agreements as “covered loans” and use the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. At their respective acquisition dates, the Company estimated the fair value of the reimbursable losses to be approximately $273.3 million for the First Chicago Bank & Trust (“First Chicago”) acquisition, $48.9 million for The Bank of Commerce (“TBOC”) acquisition and $6.7 million for the Community First Bank-Chicago (“CFBC”) acquisition. For the three acquisitions subject to loss share agreements in 2010, the Company estimated the fair value of the reimbursable losses to be approximately $44.0 million for the Ravenswood acquisition, and $113.8 million for the Lincoln Park and Wheatland acquisitions. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion of the allowance on covered loans. These transactions resulted in bargain purchase gains of a total of $38.0 million in 2011, including $27.4 million for First Chicago, $8.6 million for TBOC and $2.0 million for CFBC, and are shown as a component of non-interest income on the Company’s Consolidated Statements of Income. In 2010, FDIC-assisted transactions resulted in bargain purchase gains of a total of $33.3 million, including $6.8 million for Ravenswood, $22.3 million for Wheatland, and $4.2 million for Lincoln Park.

As stated above, in conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the loss share assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the loss share assets. Additions to expected losses, will require an increase to the allowance for loan losses, and a corresponding increase to the loss share assets.

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2011	2010	2011	2010

Balance at beginning of period	$110,049	$114,102	$118,182	$—
Additions	277,018	47,028	337,616	160,795
Accretion	393	530	1,057	865
Expected reimbursements from the FDIC for changes in expected credit losses	(344)	—	(12,508)	—
Payments received from the FDIC	(7,810)	(20)	(65,041)	(20)

Balance at end of period	$379,306	$161,640	$379,306	$161,640

Other Bank Acquisitions

On September 30, 2011, the Company acquired Elgin State Bancorp, Inc. (“ESBI”). ESBI was the parent company of Elgin State Bank, which operated three banking locations in Elgin, Illinois. As part of this transaction, Elgin State Bank was merged into the Company’s wholly-owned subsidiary bank, St. Charles Bank & Trust Company (“St. Charles”). St. Charles acquired assets with a fair value of approximately $263.2 million, including $145.7 million of loans, and assumed liabilities with a fair value of approximately $248.4 million, including $241.1 million of deposits. Additionally, the Company recorded goodwill of $3.8 million on the acquisition. Certain purchase price allocations for ESBI, such as the fair value of loans, are preliminary. The final allocation is not expected to result in material changes.

On October 22, 2010, Wheaton Bank and Trust Company (“Wheaton Bank”) acquired a branch from an unaffiliated bank that is located in Naperville, Illinois. The acquired operations are operating as Naperville Bank & Trust. Wheaton Bank acquired assets with a fair value of approximately $22.9 million, including $10.7 million of loans, and assumed liabilities with a fair value of approximately $22.9 million, including $22.8 million of deposits. The Company recorded goodwill of $1.7 million on the acquisition.

Wealth Management Acquisition

On July 1, 2011, the Company acquired Great Lakes Advisors, Inc. (“Great Lakes Advisors”), a Chicago-based investment manager with approximately $2.4 billion in assets under management. The Company acquired assets with a fair value of approximately $24.8 million and assumed liabilities with a fair value of approximately $7.6 million. The Company recorded goodwill of $15.2 million on the acquisition. Certain purchase price allocations for Great Lakes Advisors are preliminary. The final allocation is not expected to result in material changes.

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

In determining the acquisition date fair value of purchased impaired loans, and in subsequent accounting, the Company aggregates these purchased loans into pools of loans with common risk characteristics. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

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

(5) Available-for-sale Securities

The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	$000,000	$000,000	$000,000	$000,000
	September 30, 2011
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$16,034	$169	$—	$16,203
U.S. Government agencies	682,221	4,959	(224)	686,956
Municipal	61,146	1,179	(18)	62,307
Corporate notes and other:
Financial issuers	160,341	2,440	(4,638)	158,143
Other	28,221	332	(59)	28,494
Mortgage-backed: (1)
Agency	226,423	13,638	(1)	240,060
Non-agency CMOs	32,182	312	(7)	32,487
Other equity securities	42,983	109	(60)	43,032

Total available-for-sale securities	$1,249,551	$23,138	$(5,007)	$1,267,682

	$000,000	$000,000	$000,000	$000,000
	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$104,418	$—	$(8,321)	$96,097
U.S. Government agencies	882,095	2,682	(722)	884,055
Municipal	51,493	896	(86)	52,303
Corporate notes and other:
Financial issuers	186,931	3,048	(2,972)	187,007
Other	74,629	330	(51)	74,908
Mortgage-backed: (1)
Agency	148,693	9,963	(3)	158,653
Non-agency CMOs	3,018	10	—	3,028
Other equity securities	40,636	96	(481)	40,251

Total available-for-sale securities	$1,491,913	$17,025	$(12,636)	$1,496,302

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	175,299	(224)	—	—	175,299	(224)
Municipal	4,825	(18)	—	—	4,825	(18)
Corporate notes and other:
Financial issuers	87,857	(3,334)	5,637	(1,304)	93,494	(4,638)
Other	8,494	(59)	—	—	8,494	(59)
Mortgage-backed:
Agency	3,066	(1)	—	—	3,066	(1)
Non-agency CMOs	2,814	(7)	—	—	2,814	(7)
Other equity securities	392	(60)	—	—	392	(60)

Total	$282,747	$(3,703)	$5,637	$(1,304)	$288,384	$(5,007)

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

The Company does not consider securities with unrealized losses at September 30, 2011 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers. The corporate securities of financial issuers in this category were comprised of three trust-preferred securities with high investment grades. These obligations have interest rates significantly below the rates at which these types of obligations are currently issued, and have maturity dates in 2027. Although they are currently callable by the issuers, it is unlikely that they will be called in the near future as the interest rates are very attractive to the issuers. A review of the issuers indicated that they have recently raised equity capital and/or have strong capital ratios. The Company does not own any pooled trust-preferred securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Realized gains	$292	$9,236	$1,550	$9,785
Realized losses	(67)	(1)	(67)	(112)

Net realized gains	$225	$9,235	$1,483	$9,673
Other than temporary impairment charges	—	—	—	—

Gains on available- for-sale securities, net	$225	$9,235	$1,483	$9,673

Proceeds from sales of available-for-sale securities	$551,515	$357,808	$605,026	$628,462

The amortized cost and fair value of securities as of September 30, 2011 and December 31, 2010, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$139,866	$140,056	$647,494	$647,987
Due in one to five years	601,962	602,226	309,795	310,663
Due in five to ten years	116,716	118,788	194,442	185,938
Due after ten years	89,419	91,033	147,835	149,782
Mortgage-backed	258,605	272,547	151,711	161,681
Other equity securities	42,983	43,032	40,636	40,251

Total available-for-sale securities	$1,249,551	$1,267,682	$1,491,913	$1,496,302

At September 30, 2011 and December 31, 2010, securities having a carrying value of $1.1 billion and $876 million, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At September 30, 2011, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Balance:
Commercial	$2,337,098	$2,049,326	$1,952,791
Commercial real-estate	3,465,321	3,338,007	3,331,498
Home equity	879,180	914,412	919,824
Residential real-estate	326,207	353,336	342,009
Premium finance receivables - commercial	1,417,572	1,265,500	1,323,934
Premium finance receivables - life insurance	1,671,443	1,521,886	1,434,994
Indirect consumer	62,452	51,147	56,575
Consumer and other	113,438	106,272	99,530

Total loans, net of unearned income, excluding covered loans	$10,272,711	$9,599,886	$9,461,155
Covered loans	680,075	334,353	353,840

Total loans	$10,952,786	$9,934,239	$9,814,995

Mix:
Commercial	21%	21%	20%
Commercial real-estate	32	34	34
Home equity	8	9	9
Residential real-estate	3	3	3
Premium finance receivables - commercial	13	13	13
Premium finance receivables - life insurance	15	15	15
Indirect consumer	1	1	1
Consumer and other	1	1	1

Total loans, net of unearned income, excluding covered loans	94%	97%	96%
Covered loans	6	3	4

Total loans	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $36.4 million at September 30, 2011, $32.3 million at December 31, 2010 and $34.8 million at September 30, 2010. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions during 2010 and 2011 are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.

Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $13.5 million at September 30, 2011, $12.5 million at December 31, 2010 and $12.6 million at September 30, 2010.

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

Acquired Loan Information at Acquisition — Loans with evidence of credit quality deterioration since origination

As part of our acquisition of a portfolio of life insurance premium finance loans in 2009 as well as the bank acquisitions in 2010 and 2011, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments.

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

Bank acquisitions	978,920	603,374	432,566	331,295
Life insurance premium finance loans acquisition	672,999	635,776	752,129	695,587

For the loans acquired as a result of acquisitions during the nine months ended September 30, 2011, the following table provides estimated details on these loans at the date of each acquisition:

(Dollars in thousands)	The Bank of Commerce	Community First Bank - Chicago	First Chicago	Elgin State Bank

Contractually required payments including interest	$127,122	$22,178	$564,346	$79,303
Less: Nonaccretable difference	56,257	6,313	321,117	12,733

Cash flows expected to be collected (1)	70,865	15,865	243,229	66,570
Less: Accretable yield	4,414	688	20,132	4,563

Fair value of loans acquired with evidence of credit quality deterioration since origination	$66,451	$15,177	$223,097	$62,007

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

See Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with the covered loan portfolio at September 30, 2011.

Accretable Yield Activity

Changes in expected cash flows may vary from period to period as the Company periodically updates its cash flow model assumptions. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, include changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions. The following table provides activity for the accretable yield of loans acquired with evidence of credit quality deterioration since origination:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans

Accretable yield, beginning balance	$80,748	$24,891	$39,809	$33,315
Acquisitions	24,695	—	31,802	—
Accretable yield amortized to interest income	(14,187)	(5,127)	(41,914)	(19,301)
Reclassification from non-accretable difference	2,145	—	52,820	3,857
Increases (decreases) in interest cash flows due to payments and changes in interest rates	(6,904)	432	3,980	2,325

Accretable yield, ending balance	$86,497	$20,196	$86,497	$20,196

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at September 30, 2011, December 31, 2010 and September 30, 2010:

As of September 30, 2011 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$21,055	$—	$13,691	$9,748	$1,370,221	$1,414,715
Franchise	1,792	—	—	—	125,062	126,854
Mortgage warehouse lines of credit	—	—	—	—	132,425	132,425
Community Advantage - homeowners association	—	—	—	—	74,281	74,281
Aircraft	—	—	—	53	18,027	18,080
Asset-based lending	1,989	—	210	—	417,538	419,737
Municipal	—	—	—	—	74,723	74,723
Leases	—	—	—	—	66,671	66,671
Other	—	—	—	—	2,044	2,044
Purchased non-covered commercial (1)	—	616	—	—	6,952	7,568

Total commercial	24,836	616	13,901	9,801	2,287,944	2,337,098

Commercial real-estate:
Residential construction	1,358	1,105	1,532	4,896	63,050	71,941
Commercial construction	2,860	—	—	823	156,738	160,421
Land	31,072	—	2,661	8,935	156,462	199,130
Office	15,432	—	2,079	63	516,356	533,930
Industrial	2,160	—	294	2,427	533,367	538,248
Retail	3,664	—	4,318	19,085	492,168	519,235
Multi-family	3,423	—	4,230	5,666	311,458	324,777
Mixed use and other	9,700	—	8,955	22,759	1,021,868	1,063,282
Purchased non-covered commercial real-estate (1)	—	344	—	285	53,728	54,357

Total commercial real-estate	69,669	1,449	24,069	64,939	3,305,195	3,465,321

Home equity	15,426	—	2,002	5,072	856,680	879,180
Residential real estate	7,546	—	1,852	908	315,901	326,207
Premium finance receivables
Commercial insurance loans	6,942	4,599	3,206	7,726	1,395,099	1,417,572
Life insurance loans	349	2,413	5,877	7,076	1,019,952	1,035,667
Purchased life insurance loans (1)	—	675	—	—	635,101	635,776
Indirect consumer	146	292	81	370	61,563	62,452
Consumer and other	653	—	26	386	111,736	112,801
Purchased non-covered consumer and other (1)	—	—	—	63	574	637

Total loans, net of unearned income, excluding covered loans	$125,567	$10,044	$51,014	$96,341	$9,989,745	$10,272,711
Covered loans	—	179,277	13,721	14,750	472,327	680,075

Total loans, net of unearned income	$125,567	$189,321	$64,735	$111,091	$10,462,072	$10,952,786

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2010 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,922	$478	$4,416	$9,928	$1,280,009	$1,310,753
Franchise	—	—	—	2,250	117,238	119,488
Mortgage warehouse lines of credit	—	—	—	—	131,306	131,306
Community Advantage - homeowners association	—	—	—	—	75,542	75,542
Aircraft	—	—	178	1,000	23,440	24,618
Asset-based lending	417	—	161	2,846	285,555	288,979
Municipal	—	—	—	—	56,343	56,343
Leases	43	—	—	—	41,498	41,541
Other	—	—	—	—	756	756
Purchased non-covered commercial (1)	—	—	—	—	—	—

Total commercial	16,382	478	4,755	16,024	2,011,687	2,049,326

Commercial real-estate
Residential construction	10,010	—	96	1,801	84,040	95,947
Commercial construction	1,820	—	—	1,481	128,371	131,672
Land	37,602	—	6,815	11,915	203,857	260,189
Office	12,718	—	9,121	3,202	510,290	535,331
Industrial	3,480	—	686	2,276	493,859	500,301
Retail	3,265	—	4,088	3,839	499,335	510,527
Multi-family	4,794	—	1,573	3,062	281,525	290,954
Mixed use and other	20,274	—	8,481	15,059	969,272	1,013,086
Purchased non-covered commercial real-estate (1)	—	—	—	—	—	—

Total commercial real-estate	93,963	—	30,860	42,635	3,170,549	3,338,007

Home equity	7,425	—	2,181	7,098	897,708	914,412
Residential real estate	6,085	—	1,836	8,224	337,191	353,336
Premium finance receivables
Commercial insurance loans	8,587	8,096	6,076	16,584	1,226,157	1,265,500
Life insurance loans	180	—	—	—	826,119	826,299
Purchased life insurance loans (1)	—	174	—	—	695,413	695,587
Indirect consumer	191	318	301	918	49,419	51,147
Consumer and other	252	1	109	379	105,531	106,272
Purchased non-covered consumer and other (1)	—	—	—	—	—	—

Total loans, net of unearned income, excluding covered loans	$133,065	$9,067	$46,118	$91,862	$9,319,774	$9,599,886
Covered loans	—	117,161	7,352	22,744	187,096	334,353

Total loans, net of unearned income	$133,065	$126,228	$53,470	$114,606	$9,506,870	$9,934,239

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2010		90+ days and still	60-89 days past	30-59 days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$18,950	$—	$4,910	$10,544	$1,229,448	$1,263,852
Franchise	—	—	—	—	115,380	115,380
Mortgage warehouse lines of credit	—	—	—	—	158,597	158,597
Community Advantage - homeowners association	—	—	—	—	66,484	66,484
Aircraft	—	—	179	372	35,972	36,523
Asset-based lending	413	—	708	4,996	235,152	241,269
Municipal	—	—	—	—	38,126	38,126
Leases	81	—	—	878	31,600	32,559
Other	—	—	—	—	1	1
Purchased non-covered commercial (1)	—	—	—	—	—	—

Total commercial	19,444	—	5,797	16,790	1,910,760	1,952,791

Commercial real-estate
Residential construction	4,921	—	3,029	3,942	91,019	102,911
Commercial construction	11,230	—	1,665	947	165,825	179,667
Land	27,134	—	13,033	3,971	219,225	263,363
Office	5,745	—	4,186	1,467	526,470	537,868
Industrial	3,565	—	1,014	6,658	461,319	472,556
Retail	2,084	—	4,254	5,079	481,216	492,633
Multi-family	9,339	—	8,023	1,966	259,799	279,127
Mixed use and other	19,322	—	7,373	6,916	969,762	1,003,373
Purchased non-covered commercial real-estate (1)	—	—	—	—	—	—

Total commercial real-estate	83,340	—	42,577	30,946	3,174,635	3,331,498

Home equity	6,144	—	2,215	6,596	904,869	919,824
Residential real estate	6,644	—	718	1,765	332,882	342,009
Premium finance receivables
Commercial insurance loans	9,082	6,853	6,723	13,409	1,287,867	1,323,934
Life insurance loans	222	1,222	6,244	13,567	648,135	669,390
Purchased life insurance loans (1)	—	—	—	—	765,604	765,604
Indirect consumer	446	355	210	1,420	54,144	56,575
Consumer and other	569	2	356	565	98,038	99,530
Purchased non-covered consumer and other (1)	—	—	—	—	—	—

Total loans, net of unearned income, excluding covered loans	$125,891	$8,432	$64,840	$85,058	$9,176,934	$9,461,155
Covered loans	—	137,624	11,000	3,262	201,954	353,840

Total loans, net of unearned income	$125,891	$146,056	$75,840	$88,320	$9,378,888	$9,814,995

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we operate a credit risk rating system under which our credit management personnel assign a credit risk rating (1 to 10 rating) to each loan at the time of origination and review loans on a regular basis.

Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including: a borrower’s financial strength, cash flow coverage, collateral protection and guarantees.

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. If we determine that a loan amount, or portion thereof, is uncollectible the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses.

If, based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a specific impairment reserve is established. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at September 30, 2011, December 31, 2010, and September 30, 2010:

	Performing			Non-performing			Total
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(Dollars in thousands)	2011	2010	2010	2011	2010	2010	2011	2010	2010
Loan Balances:
Commercial
Commercial and industrial	$1,393,660	$1,294,353	$1,244,902	$21,055	$16,400	$18,950	$1,414,715	$1,310,753	$1,263,852
Franchise	125,062	119,488	115,380	1,792	—	—	126,854	119,488	115,380
Mortgage warehouse lines of credit	132,425	131,306	158,597	—	—	—	132,425	131,306	158,597
Community Advantage - homeowners association	74,281	75,542	66,484	—	—	—	74,281	75,542	66,484
Aircraft	18,080	24,618	36,523	—	—	—	18,080	24,618	36,523
Asset-based lending	417,748	288,562	240,856	1,989	417	413	419,737	288,979	241,269
Municipal	74,723	56,343	38,126	—	—	—	74,723	56,343	38,126
Leases	66,671	41,498	32,478	—	43	81	66,671	41,541	32,559
Other	2,044	756	1	—	—	—	2,044	756	1
Purchased non-covered commercial (1)	7,568	—	—	—	—	—	7,568	—	—

Total commercial	2,312,262	2,032,466	1,933,347	24,836	16,860	19,444	2,337,098	2,049,326	1,952,791

Commercial real-estate
Residential construction	69,478	85,937	97,990	2,463	10,010	4,921	71,941	95,947	102,911
Commercial construction	157,561	129,852	168,437	2,860	1,820	11,230	160,421	131,672	179,667
Land	168,058	222,587	236,229	31,072	37,602	27,134	199,130	260,189	263,363
Office	518,498	522,613	532,123	15,432	12,718	5,745	533,930	535,331	537,868
Industrial	536,088	496,821	468,991	2,160	3,480	3,565	538,248	500,301	472,556
Retail	515,571	507,262	490,549	3,664	3,265	2,084	519,235	510,527	492,633
Multi-family	321,354	286,160	269,788	3,423	4,794	9,339	324,777	290,954	279,127
Mixed use and other	1,053,582	992,812	984,051	9,700	20,274	19,322	1,063,282	1,013,086	1,003,373
Purchased non-covered commercial real-estate (1)	54,357	—	—	—	—	—	54,357	—	—

Total commercial real-estate	3,394,547	3,244,044	3,248,158	70,774	93,963	83,340	3,465,321	3,338,007	3,331,498

Home equity	863,754	906,987	913,680	15,426	7,425	6,144	879,180	914,412	919,824
Residential real estate	318,661	347,251	335,365	7,546	6,085	6,644	326,207	353,336	342,009
Premium finance receivables
Commercial insurance loans	1,406,031	1,248,817	1,307,999	11,541	16,683	15,935	1,417,572	1,265,500	1,323,934
Life insurance loans	1,032,905	826,119	667,946	2,762	180	1,444	1,035,667	826,299	669,390
Purchased life insurance loans (1)	635,776	695,587	765,604	—	—	—	635,776	695,587	765,604
Indirect consumer	62,014	50,638	55,774	438	509	801	62,452	51,147	56,575
Consumer and other	112,148	106,019	98,959	653	253	571	112,801	106,272	99,530
Purchased non-covered consumer and other (1)	637	—	—	—	—	—	637	—	—

Total loans, net of unearned income, excluding covered loans	$10,138,735	$9,457,928	$9,326,832	$133,976	$141,958	$134,323	$10,272,711	$9,599,886	$9,461,155

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months and nine months ended September 30, 2011 and 2010 is as follows:

Three Months Ended September 30, 2011

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
(Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$32,847	$61,703	$7,077	$5,878	$7,436	$613	$1,808	$117,362
Reclassification to/from allowance for unfunded lending-related commitments	75	(141)	—	—	—	—	—	(66)

Charge-offs	(8,851)	(14,734)	(1,071)	(926)	(1,769)	(24)	(282)	(27,657)
Recoveries	150	299	32	3	159	75	29	747
Provision for credit losses	9,559	17,245	1,079	258	1,048	(52)	(874)	28,263

Allowance for loan losses at period end	$33,780	$64,372	$7,117	$5,213	$6,874	$612	$681	$118,649

Allowance for unfunded lending-related commitments at period end	$45	$13,357	$—	$—	$—	$—	$—	$13,402

Allowance for credit losses at period end	$33,825	$77,729	$7,117	$5,213	$6,874	$612	$681	$132,051

Individually evaluated for impairment	7,143	30,000	2,272	1,509	—	7	429	41,360

Collectively evaluated for impairment	26,682	47,729	4,845	3,704	6,874	605	252	90,691

Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Loans at period end
Individually evaluated for impairment	$32,561	$143,975	$16,367	$9,829	$—	$81	$757	$203,570
Collectively evaluated for impairment	2,304,537	3,321,346	862,813	316,378	2,453,239	62,371	112,681	9,433,365
Loans acquired with deteriorated credit quality	—	—	—	—	635,776	—	—	635,776

Three Months Ended September 30, 2010

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
(Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$30,716	$55,464	$8,366	$3,573	$6,620	$818	$990	$106,547
Other adjustments	—	—	—	—	—	—	—	—
Reclassification to/from allowance for unfunded lending-related commitments	—	(206)	—	—	—	—	—	(206)

Charge-offs	(3,076)	(15,727)	(1,234)	(116)	(1,584)	(198)	(288)	(22,223)
Recoveries	286	197	8	3	220	29	43	786
Provision for credit losses	4,094	17,525	1,052	807	1,209	42	799	25,528

Allowance for loan losses at period end	$32,020	$57,253	$8,192	$4,267	$6,465	$691	$1,544	$110,432

Allowance for unfunded lending-related commitments at period end	$—	$2,375	$—	$—	$—	$—	$—	$2,375

Allowance for credit losses at period end	$32,020	$59,628	$8,192	$4,267	$6,465	$691	$1,544	$112,807

Individually evaluated for impairment	$7,583	$17,905	$763	$263	$—	$—	$440	$26,954

Collectively evaluated for impairment	$24,437	$41,723	$7,429	$4,004	$6,465	$691	$1,104	$85,853

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans at period end
Individually evaluated for impairment	$21,959	$82,644	$4,659	$3,542	$—	$9	$519	$113,332
Collectively evaluated for impairment	1,930,832	3,248,854	915,165	338,467	1,993,324	56,566	99,011	8,582,219
Loans acquired with deteriorated credit quality	—	—	—	—	765,604	—	—	765,604

Nine Months Ended September 30, 2011

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
(Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$31,777	$62,618	$6,213	$5,107	$6,319	$526	$1,343	$113,903
Reclassification to/from allowance for unfunded lending-related commitments	1,606	127	—	—	—	—	—	1,733

Charge-offs	(25,574)	(48,767)	(3,144)	(2,483)	(5,413)	(188)	(708)	(86,277)
Recoveries	717	1,100	59	8	5,814	183	104	7,985
Provision for credit losses	25,254	49,294	3,989	2,581	154	91	(58)	81,305

Allowance for loan losses at period end	$33,780	$64,372	$7,117	$5,213	$6,874	$612	$681	$118,649

Allowance for unfunded lending-related commitments at period end	$45	$13,357	$—	$—	$—	$—	$—	$13,402

Allowance for credit losses at period end	$33,825	$77,729	$7,117	$5,213	$6,874	$612	$681	$132,051

Nine Months Ended September 30, 2010

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
(Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$28,012	$50,952	$9,013	$3,139	$3,816	$1,368	$1,977	$98,277
Other adjustments	—	—	—	—	1,943	—	—	1,943
Reclassification to/from allowance for unfunded lending-related commitments	—	478	—	—	—	—	—	478

Charge-offs	(12,532)	(48,281)	(4,604)	(832)	(21,265)	(728)	(576)	(88,818)
Recoveries	873	856	22	10	637	160	124	2,682
Provision for credit losses	15,667	53,248	3,761	1,950	21,334	(109)	19	95,870

Allowance for loan losses at period end	$32,020	$57,253	$8,192	$4,267	$6,465	$691	$1,544	$110,432

Allowance for unfunded lending-related commitments at period end	$—	$2,375	$—	$—	$—	$—	$—	$2,375

Allowance for credit losses at period end	$32,020	$59,628	$8,192	$4,267	$6,465	$691	$1,544	$112,807

A summary of activity in the allowance for covered loan losses for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Balance at beginning of period	$7,443	$—	$—	$—
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	5,139	—	12,582	—
Benefit attributable to FDIC loss share agreements	(4,112)	—	(10,066)	—

Net provision for covered loan losses	1,027	—	2,516	—
Increase in FDIC indemnification asset	4,112	—	10,064	—
Loans charged-off	(88)	—	(88)	—
Recoveries of loans charged-off	—	—	2	—

Net charge-offs	(88)	—	(86)	—

Balance at end of period	$12,494	$—	$12,494	$—

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the loss share assets. The allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses is reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the loss share assets. Additions to expected losses will require an increase to the allowance for loan losses, and a corresponding increase to the loss share assets.

Impaired Loans

A summary of impaired loans, including restructured loans, is as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (2)	$83,191	$115,381	$89,338
Impaired loans with no allowance for loan loss required	120,379	86,893	97,371

Total impaired loans (1)	$203,570	$202,274	$186,709

Allowance for loan losses related to impaired loans	$28,447	$30,626	$27,289

Restructured loans	$104,392	$101,190	$93,666

(1)	Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.
(2)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

	As of			For the Nine Months Ended
September 30, 2011 (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,542	$10,725	$6,597	$9,670	$398
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	945	1,451	501	1,485	62
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	716	716	160	716	33
Commercial construction	2,483	2,613	381	2,606	117
Land	25,990	27,782	7,396	26,591	1,121
Office	12,627	12,822	4,985	12,656	564
Industrial	1,057	1,059	257	1,063	52
Retail	2,157	2,661	566	2,147	110
Multi-family	3,423	3,766	1,150	3,661	134
Mixed use and other	6,790	7,087	2,237	7,687	307
Home equity	12,254	12,718	2,272	12,469	494
Residential real estate	4,630	4,785	1,509	4,622	109
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	49	51	7	52	3
Consumer and other	528	529	429	608	26
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$19,238	$24,131	$—	$25,522	$1,032
Franchise	1,792	1,792	—	1,792	92
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	1,044	1,044	—	1,089	44
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,298	4,017	—	4,180	141
Commercial construction	11,019	11,019	—	11,330	377
Land	11,442	20,681	—	13,267	899
Office	8,411	9,702	—	9,653	378
Industrial	7,037	7,527	—	7,338	274
Retail	13,197	13,200	—	13,209	485
Multi-family	548	548	—	549	14
Mixed use and other	33,780	35,512	—	34,601	1,289
Home equity	4,113	4,497	—	4,775	135
Residential real estate	5,199	5,870	—	4,756	189
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	32	40	—	39	3
Consumer and other	229	231	—	234	10

Total loans, net of unearned income, excluding covered loans	$203,570	$228,576	$28,447	$218,367	$8,892

	As of			For the Twelve Months Ended
December 31, 2010 (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,678	$19,789	$5,939	$19,574	$982
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	407	976	140	876	60
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	7,978	8,941	710	9,067	621
Commercial construction	719	719	631	722	37
Land	26,671	27,424	5,598	28,443	1,611
Office	13,186	13,723	3,718	13,448	917
Industrial	2,761	2,761	301	893	31
Retail	8,635	9,171	1,271	9,150	465
Multi-family	5,939	6,767	2,062	6,691	327
Mixed use and other	21,755	22,885	7,104	23,310	1,466
Home equity	6,356	6,553	961	6,494	365
Residential real estate	3,283	3,283	461	3,288	170
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	13	13	4	15	1
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$12,407	$16,368	$157	$13,210	$971
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	10	130	—	121	9
Municipal	—	—	—	—	—
Leases	43	336	—	491	36
Other	—	—	—	—	—
Commercial real-estate
Residential construction	6,063	6,138	127	5,927	268
Commercial construction	1,713	1,713	5	1,715	97
Land	31,598	43,319	1,035	34,258	2,361
Office	6,365	6,563	78	6,370	358
Industrial	3,869	3,868	49	4,086	286
Retail	6,155	6,155	75	6,153	346
Multi-family	2,238	4,479	27	2,584	150
Mixed use and other	13,738	15,569	124	14,343	919
Home equity	1,069	1,142	13	1,119	39
Residential real estate	1,485	1,486	34	1,478	93
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	59	67	1	68	7
Consumer and other	81	81	1	88	6

Total loans, net of unearned income, excluding covered loans	$202,274	$230,419	$30,626	$213,982	$12,999

	As of			For the Nine Months Ended
September 30, 2010 (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$19,295	$19,467	$7,483	$19,410	$635
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	180	180	85	180	9
Municipal	—	—	—	—	—
Leases	15	15	15	17	1
Other	—	—	—	—	—
Commercial real-estate
Residential construction	2,334	2,575	760	2,870	115
Commercial construction	1,387	1,689	474	1,658	75
Land	13,866	16,272	4,141	14,098	742
Office	4,643	5,165	1,907	4,887	221
Industrial	3,045	3,045	291	3,046	20
Retail	6,128	6,213	1,588	6,183	227
Multi-family	9,735	10,158	2,170	10,071	411
Mixed use and other	20,114	20,871	4,706	20,581	985
Home equity	4,659	4,754	763	4,715	230
Residential real estate	3,428	3,431	304	3,432	141
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	509	509	440	510	19
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$6,761	$10,350	$121	$7,367	$493
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	233	796	—	836	37
Municipal	—	—	—	—	—
Leases	65	69	—	67	5
Other	—	—	—	—	—
Commercial real-estate
Residential construction	9,285	9,860	196	9,859	373
Commercial construction	9,843	14,072	75	12,629	797
Land	31,706	44,866	959	38,094	1,761
Office	7,436	7,505	140	7,753	363
Industrial	3,669	3,669	105	3,673	183
Retail	9,237	9,236	156	9,237	386
Multi-family	2,992	5,236	52	4,712	127
Mixed use and other	13,070	13,290	246	13,262	613
Home equity	1,485	1,495	59	1,482	41
Residential real estate	1,386	1,387	43	1,377	72
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	143	151	7	152	11
Consumer and other	60	65	3	69	5

Total impaired loans, net of unearned income, excluding covered loans	$186,709	$216,391	$27,289	$202,227	$9,098

Restructured Loans

At September 30, 2011, the Company had $104.4 million in loans with modified terms. The $104.4 million in modified loans represents 136 credit relationships in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

The Company’s approach to restructuring loans is built on its credit risk rating system which requires credit management personnel to assign a credit risk rating to each loan. In each case, the loan officer is responsible for recommending a credit risk rating for each loan and ensuring the credit risk ratings are appropriate. These credit risk ratings are then reviewed and approved by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company’s credit risk rating scale is one through ten with higher scores indicating higher risk. In the case of loans rated six or worse following modification, the Company’s Managed Assets Division evaluates the loan and the credit risk rating and determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms and is supported by a current, well-documented credit assessment of the borrower’s financial condition and prospects for repayment under the revised terms.

A modification of a loan with an existing credit risk rating of six or worse or a modification of any other credit, which will result in a restructured credit risk rating of six or worse must be reviewed for troubled debt restructuring (“TDR”) classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of a loan is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan where the credit risk rating is five or better both before and after such modification are not reviewed for TDR status. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is five or better are not experiencing financial difficulties and therefore, are not considered TDRs.

TDRs are reviewed at the time of modification and on a quarterly basis to determine if a specific reserve is needed. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve.

All credits determined to be a TDR will continue to be classified as a TDR in all subsequent periods, unless the borrower has been in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) and the modified interest rate represented a market rate at the time of a restructuring. Additionally, before removing a loan from TDR classification, a review of the current or previously measured impairment on the loan and any concerns related to future performance by the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations under the loans based on a credit review by the Managed Assets Division, the TDR classification is not removed from the loan.

Each restructured loan was reviewed for collateral impairment at September 30, 2011 and approximately $6.3 million of collateral impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended September 30, 2011 and 2010, which represent a troubled debt restructuring:

Three months ended September 30, 2011 (Dollars in thousands)	Total (1)		Extension at Below Market Terms		Reduction of Interest Rate		Modification to Interest- only Payments		Forgiveness of Debt
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	8	$3,157	—	$—	2	$412	6	$2,745	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	1	467	—	—	1	467	1	467	—	—
Land	2	436	2	436	1	280	—	—	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	797	1	797	1	797	1	797	—	—
Retail	2	3,016	2	3,016	1	2,235	2	3,016	—	—
Multi-family	1	548	1	548	—	—	—	—	—	—
Mixed use and other	5	2,195	1	155	3	541	2	1,654	—	—
Residential real estate and other	6	2,857	5	1,917	4	2,334	2	928	—	—

Total loans	26	$13,473	12	$6,869	13	$7,066	14	$9,607	—	$—

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

Three months ended September 30, 2010 (Dollars in thousands)	Total (1)		Extension at Below Market Terms		Reduction of Interest Rate		Modification to Interest- only Payments		Forgiveness of Debt
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	10	$2,797	10	$2,797	3	$1,603	4	$585	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	2	1,628	2	1,628	—	—	—	—	—	—
Land	2	861	2	861	—	—	1	514	—	—
Office	3	3,103	2	631	2	2,547	2	3,028	—	—
Industrial	2	3,149	2	3,149	2	3,149	1	449	—	—
Retail	3	3,141	1	871	1	871	2	2,270	—	—
Multi-family	3	2,644	3	2,644	—	—	—	—	3	2,644
Mixed use and other	6	6,751	4	3,990	3	3,880	3	4,495	1	250
Residential real estate and other	—	—	—	—	—	—	—	—	—	—

Total loans	31	$24,074	26	$16,571	11	$12,050	13	$11,341	4	$2,894

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

During the three months ended September 30, 2011, $13.5 million, or 26 loans, were determined to be troubled debt restructurings, compared to $24.1 million, or 31 loans, in the same period of 2010. Of these loans extended at below market terms, the weighted average extension had a term of approximately 14 months during 2011 compared to 15 months in 2010. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 201 basis points and 153 basis points during the three months ending September 30, 2011 and 2010, respectively. Interest-only payment terms were approximately 11 months during the same period in 2011 and 2010. Additionally, no principal balances were forgiven during the third quarter of 2011, compared to $1.2 million forgiven during the third quarter of 2010.

The tables below present a summary of the post-modification balance of loans restructured during the nine months ended September 30, 2011 and 2010, which represent a troubled debt restructuring:

Nine months ended September 30, 2011 (Dollars in thousands)	Total (1)		Extension at Below Market Terms		Reduction of Interest Rate		Modification to Interest- only Payments		Forgiveness of Debt
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	19	$5,119	8	$859	10	$1,271	10	$3,327	2	$135
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	3	9,402	2	8,935	3	9,402	1	467	—	—
Land	3	1,947	3	1,947	1	280	—	—	—	—
Office	7	4,075	5	2,740	5	1,997	2	1,536	—	—
Industrial	3	4,021	3	4,021	2	2,181	2	2,181	—	—
Retail	6	4,302	4	3,775	4	3,251	4	3,586	—	—
Multi-family	1	548	1	548	—	—	—	—	—	—
Mixed use and other	19	23,111	12	11,851	14	20,324	4	6,803	—	—
Residential real estate and other	9	3,451	7	2,326	6	2,796	4	1,390	—	—

Total loans	70	$55,976	45	$37,002	45	$41,502	27	$19,290	2	$135

Nine months ended September 30, 2010 (Dollars in thousands)	Total (1)		Extension at Below Market Terms		Reduction of Interest Rate		Modification to Interest- only Payments		Forgiveness of Debt
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	23	$8,094	19	$5,973	5	$3,452	12	$4,226	1	$1,050
Commercial real-estate
Residential construction	8	8,503	6	6,760	3	4,863	—	—	2	1,743
Commercial construction	2	1,628	2	1,628	—	—	—	—	—	—
Land	11	15,894	10	15,799	2	2,716	5	2,911	—	—
Office	5	6,334	3	3,304	3	3,105	4	6,259	—	—
Industrial	3	3,386	3	3,386	2	3,149	2	686	—	—
Retail	11	10,746	4	3,186	7	6,811	8	8,138	—	—
Multi-family	9	8,808	7	4,191	5	5,735	6	6,163	3	2,644
Mixed use and other	16	13,811	6	4,387	12	9,781	9	9,165	1	250
Residential real estate and other	3	2,827	2	2,591	2	1,127	1	891	—	—

Total loans	91	$80,031	62	$51,205	41	$40,739	47	$38,439	7	$5,687

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

During the nine months ended September 30, 2011, $56.0 million, or 70 loans, were determined to be troubled debt restructurings, compared to $80.0 million, or 91 loans, in the same period of 2010. Of these loans extended at below market terms, the weighted average extension had a term of approximately 10 months during that period in 2011 compared to 13 months in 2010. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 201 basis points and 176 basis points during the nine months ending September 30, 2011 and 2010, respectively. Interest-only payment terms were approximately 10 months during the nine months ended 2011 compared to 11 months during the same period in 2010. Additionally, approximately $67,000 of principal balance was forgiven during the nine months ended 2011, compared to $5.7 million forgiven during the same period of 2010.

The tables below present a summary of loans restructured during the three months and twelve months ended September 30, 2011 and 2010, and subsequently defaulted under the restructured terms during the relevant period:

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Total		Payments in Default (1)		Total		Payments in Default (1)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	8	$3,157	—	$—	10	$2,797	—	$—
Other	—	—	—	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—
Commercial construction	1	467	—	—	2	1,628	1	981
Land	2	436	1	156	2	861	1	347
Office	—	—	—	—	3	3,103	—	—
Industrial	1	797	—	—	2	3,149	—	—
Retail	2	3,016	—	—	3	3,141	1	1,088
Multi-family	1	548	—	—	3	2,644	1	1,232
Mixed use and other	5	2,195	1	339	6	6,751	—	—
Residential real estate and other	6	2,857	1	141	—	—	—	—

Total loans	26	$13,473	3	$636	31	$24,074	4	$3,648

(1)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.

	Twelve Months Ended September 30, 2011				Twelve Months Ended September 30, 2010
	Total		Payments in Default (1)		Total		Payments in Default (1)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	32	$11,941	5	$1,946	33	$15,117	5	$4,632
Other	—	—	—	—	1	3,923	—	—
Commercial real-estate
Residential construction	—	—	—	—	11	11,596	3	4,478
Commercial construction	4	9,779	1	377	2	1,628	1	981
Land	4	4,507	3	4,227	12	18,585	2	6,533
Office	9	8,906	3	3,899	9	8,959	2	2,200
Industrial	3	4,020	1	1,840	4	4,888	1	1,502
Retail	6	4,302	1	459	14	14,528	3	4,332
Multi-family	1	548	—	—	18	13,668	12	10,911
Mixed use and other	22	25,941	4	1,852	24	16,509	8	4,851
Residential real estate and other	10	3,894	3	769	4	3,062	3	2,170

Total loans	91	$73,838	21	$15,369	132	$112,463	40	$42,590

(1)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(8) Loan Securitization

During the third quarter of 2009, the Company entered into a revolving period securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables – commercial were transferred to FIFC Premium Funding, LLC (the “securitization entity”). Provided that certain coverage test criteria continue to be met, principal collections on loans in the securitization entity are used to subsequently acquire and transfer additional loans into the securitization entity during the stated revolving period. Additionally, upon the occurrence of certain events established in the representations and warranties, FIFC may be required to repurchase ineligible loans that were transferred to the entity. The Company’s primary continuing involvement includes servicing the loans, retaining an undivided interest (the “seller’s interest”) in the loans, and holding certain retained interests.

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

Upon transfer of premium finance receivables – commercial to the securitization entity, the receivables and certain cash flows derived from them become restricted for use in meeting obligations to the securitization entity’s creditors. The securitization entity has ownership of interest-bearing deposit balances that also have restrictions, the amounts of which are reported in interest-bearing deposits with other banks. Investment of the interest-bearing deposit balances is limited to investments that are permitted under the governing documents of the transaction. With the exception of the seller’s interest in the transferred receivables, the Company’s interests in the securitization entity’s assets are generally subordinate to the interests of third-party investors and, as such, may not be realized by the Company if needed to absorb deficiencies in cash flows that are allocated to the investors in the securitization entity’s debt.

The carrying values and classification of the restricted assets and liabilities relating to the securitization activities are shown in the table below.

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Cash collateral accounts	$1,759	$1,759	$1,759
Collections and interest funding accounts	35,406	34,861	46,021

Interest-bearing deposits with banks - restricted for securitization investors	$37,165	$36,620	$47,780

Loans, net of unearned income - restricted for securitization investors	$645,621	$648,439	$637,850
Allowance for loan losses	(2,155)	(2,171)	(2,095)

Net loans - restricted for securitization investors	$643,466	$646,268	$635,755

Other assets	2,568	2,289	2,278

Total assets	$683,199	$685,177	$685,813

Secured borrowings - owed to securitization investors	$600,000	$600,000	$600,000
Other liabilities	4,490	4,458	4,442

Total liabilities	$604,490	$604,458	$604,442

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables - commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. As of September 30, 2011, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.

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

(9) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2011	Goodwill Acquired	Impairment Loss	September 30, 2011
Community banking	$250,766	$5,951	$—	$256,717
Specialty finance	16,095	—	—	16,095
Wealth management	14,329	15,228	—	29,557

Total	$281,190	$21,179	$—	$302,369

The Community banking segment’s goodwill increased $6.0 million in 2011 as a result of the ESBI acquisition as well as the acquisition of certain assets and the assumption of certain liabilities of the mortgage banking businesses of Woodfield and River City. The acquisition of ESBI, Woodfield and River City increased goodwill $3.8 million, $750,000 and $1.4 million, respectively. Further, the Wealth management segment’s goodwill increased $15.2 million in 2011 as a result of the acquisition of Great Lakes Advisors.

Pursuant to the acquisition of Professional Mortgage Partners (“PMP”) in December 2008, Wintrust may be required to pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011. Any contingent payments made pursuant to this transaction would be reflected as increases in the Community banking segment’s goodwill.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of September 30, 2011 is as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$5,052
Accumulated amortization	(411)	(253)	(3,450)

Net carrying amount	$1,389	$1,547	$1,602

Community banking segment:
Core deposit intangibles:
Gross carrying amount	$35,567	$29,608	$29,508
Accumulated amortization	(20,547)	(18,580)	(17,916)

Net carrying amount	$15,020	$11,028	$11,592

Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$6,090	$—	$—
Accumulated amortization	(86)	—	—

Net carrying amount	$6,004	$—	$—

Total other intangible assets, net	$22,413	$12,575	$13,194

Estimated amortization
Actual in nine months ended September 30, 2011	$2,363
Estimated remaining in 2011	1,042
Estimated - 2012	4,073
Estimated - 2013	3,860
Estimated - 2014	3,384
Estimated - 2015	1,898
The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.

The increase in core deposit intangibles from 2010 was related to the acquisition of Elgin State Bank and the FDIC-assisted acquisitions of First Chicago, CFBC and TBOC during 2011. Core deposit intangibles recognized in connection with the Company’s bank acquisitions are being amortized over ten-year periods on an accelerated basis.

Intangibles within the Wealth management segment were recognized in connection with the Company’s acquisition of Great Lakes Advisors during the third quarter of 2011. These intangibles consist of customer list and trademark intangibles, which are being amortized over a 20-year period, as well as the value of certain executive non-compete agreements, which are being amortized over a two-year period.

Total amortization expense associated with finite-lived intangibles totaled approximately $2.4 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Balance:
Non-interest bearing	$1,631,709	$1,201,194	$1,042,730
NOW	1,633,752	1,561,507	1,551,749
Wealth management deposits	730,315	658,660	710,435
Money market	2,190,117	1,759,866	1,746,168
Savings	867,483	744,534	713,823
Time certificates of deposit	5,252,632	4,877,912	5,197,334

Total deposits	$12,306,008	$10,803,673	$10,962,239

Mix:
Non-interest bearing	13%	11%	10%
NOW	13	15	14
Wealth management deposits	6	6	6
Money market	18	16	16
Savings	7	7	7
Time certificates of deposit	43	45	47

Total deposits	100%	100%	100%

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

(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes

The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Notes payable	$3,004	$1,000	$1,000
Federal Home Loan Bank advances	474,570	423,500	414,832

Other borrowings:
Securities sold under repurchase agreements	414,333	217,289	241,522
Other	33,749	43,331	—

Total other borrowings	448,082	260,620	241,522

Secured borrowings - owed to securitization investors	600,000	600,000	600,000
Subordinated notes	40,000	50,000	55,000

Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings, and subordinated notes	$1,565,656	$1,335,120	$1,312,354

At September 30, 2011, the Company had notes payable of $3.0 million. The Company continued to have a $1.0 million outstanding balance of notes payable, with an interest rate of 4.50%, under a $51.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consisted of a $50.0 million revolving note, which matured on October 28, 2011, and a $1.0 million note maturing on June 1, 2015. At September 30, 2011, there was no outstanding balance on the $50.0 million revolving note. Borrowings under the

Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points.

Commencing August 2009, a commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeds the amount outstanding under such facility.

The Agreement is secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2011, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

As more fully described in Note 18 – Subsequent Events, on October 28, 2011, the Company entered into an Amended and Restated Credit Agreement, which altered the terms of the Agreement, and which provides for a $1.0 million term loan and a $75.0 million revolving credit facility, which mature on June 1, 2015 and October 26, 2012, respectively.

As a result of the acquisition of Great Lakes Advisors, the Company assumed an unsecured promissory note to a Great Lakes Advisor shareholder (“Promissory Note”) with an outstanding balance of $2.0 million as of September 30, 2011. Under the Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points. As of September 30, 2011, the current interest rate was 1.25%.

Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. The Company did not restructure any FHLB advances in 2011, but restructured $36.0 million of FHLB advances, paying $1.5 million in prepayment fees, in the third quarter of 2010. Total restructurings in 2010 were $220.0 million, requiring $10.1 million in prepayment fees. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method. The restructurings in 2010 were done in order to achieve lower interest rates and extend maturities.

At September 30, 2011 securities sold under repurchase agreements represent $100.6 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $313.7 million of short-term borrowings from brokers. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.

Other borrowings at September 30, 2011 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of the Tangible Equity Units (TEUs) in December 2010. These junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. See Note 17 – Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs.

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

The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of September 30, 2011 were $10.0 million, $10.0 million and $20.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.

(12) Junior Subordinated Debentures

As of September 30, 2011, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2011. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/11	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.50%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	2.97%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.97%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.30%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.82%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	1.98%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.25%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.25%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.37%	05/2004	05/2034	05/2009

Total			$249,493		2.51%

The junior subordinated debentures totaled $249.5 million at September 30, 2011, December 31, 2010 and September 30, 2010.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, previously fixed at 6.84%, changed to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At September 30, 2011, the weighted average contractual interest rate on the junior subordinated debentures was 2.51%. The Company entered into $225 million of interest rate swaps and caps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of September 30, 2011, was 5.18%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At September 30, 2011, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

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

The following is a summary of certain operating information for reportable segments:

	Three Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2011	2010	Contribution	Contribution
Net interest income:
Community banking	$109,242	$95,373	$13,869	15%
Specialty finance	28,802	22,844	5,958	26
Wealth management	2,883	399	2,484	NM
Parent and inter-segment eliminations	(22,517)	(15,636)	(6,881)	(44)

Total net interest income	$118,410	$102,980	$15,430	15%

Non-interest income:
Community banking	$55,714	$44,304	$11,410	26%
Specialty finance	784	745	39	5
Wealth management	14,304	10,952	3,352	31
Parent and inter-segment eliminations	(3,555)	(1,345)	(2,210)	NM

Total non-interest income	$67,247	$54,656	$12,591	23%

Net revenue:
Community banking	$164,956	$139,677	$25,279	18%
Specialty finance	29,586	23,589	5,997	25
Wealth management	17,187	11,351	5,836	51
Parent and inter-segment eliminations	(26,072)	(16,981)	(9,091)	(54)

Total net revenue	$185,657	$157,636	$28,021	18%

Segment profit (loss):
Community banking	$32,887	$22,433	$10,454	47%
Specialty finance	12,765	9,169	3,596	39
Wealth management	2,357	(11)	2,368	NM
Parent and inter-segment eliminations	(17,807)	(11,493)	(6,314)	(55)

Total segment profit (loss)	$30,202	$20,098	$10,104	50%

Segment assets:
Community banking	$15,110,396	$13,308,912	$1,801,484	14%
Specialty finance	3,255,916	2,915,956	339,960	12
Wealth management	88,551	66,666	21,885	33
Parent and inter-segment eliminations	(2,540,059)	(2,191,166)	(348,893)	(16)

Total segment assets	$15,914,804	$14,100,368	$1,814,436	13%

	00000000	00000000	00000000	00000000
	Nine Months Ended
	September 30,		$ Change in	% Change in
(Dollars in thousands)	2011	2010	Contribution	Contribution
Net interest income:
Community banking	$312,053	$280,834	$31,219	11%
Specialty finance	84,808	68,255	16,553	24
Wealth management	6,322	5,378	944	18
Parent and inter-segment eliminations	(66,453)	(51,308)	(15,145)	(30)

Total net interest income	$336,730	$303,159	$33,571	11%

Non-interest income:
Community banking	$109,172	$101,118	$8,054	8%
Specialty finance	2,282	12,928	(10,646)	(82)
Wealth management	40,734	32,709	8,025	25
Parent and inter-segment eliminations	(7,402)	945	(8,347)	NM

Total non-interest income	$144,786	$147,700	$(2,914)	(2	) %

Net revenue:
Community banking	$421,225	$381,952	$39,273	10%
Specialty finance	87,090	81,183	5,907	7
Wealth management	47,056	38,087	8,969	24
Parent and inter-segment eliminations	(73,855)	(50,363)	(23,492)	(47)

Total net revenue	$481,516	$450,859	$30,657	7%

Segment profit:
Community banking	$61,158	$53,060	$8,098	15%
Specialty finance	40,730	24,583	16,147	66
Wealth management	5,060	2,362	2,698	NM
Parent and inter-segment eliminations	(48,594)	(30,880)	(17,714)	(57)

Total segment profit	$58,354	$49,125	$9,229	19%

NM - Not Meaningful

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2011 and 2010:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	Balance Sheet Location	September 30, 2011	September 30, 2010	Balance Sheet Location	September 30, 2011	September 30, 2010
Derivatives designated as hedging instruments under ASC 815:

Interest rate derivatives designated as Cash Flow Hedges	Other assets	$132	$—	Other liabilities	$12,339	$15,543

Derivatives not designed as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	32,882	18,313	Other liabilities	32,908	18,999
Interest rate lock commitments	Other assets	6,506	6,198	Other liabilities	249	179
Forward commitments to sell mortgage loans	Other assets	283	211	Other liabilities	5,116	4,261

Total derivatives not designated as hedging instruments under ASC 815		$39,671	$24,722		$38,273	$23,439

Total derivatives		$39,803	$24,722		$50,612	$38,982

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of payments at the end of each period in which the interest rate specified in the contract exceed the agreed upon strike price.

In May 2011, the Company entered into four new interest rate derivatives, two interest rate swaps and two interest rate caps, to replace derivatives maturing in the third and fourth quarters of 2011 that hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures and create a hedge associated with the interest rate expense on Wintrust Capital Trust IX which changed from a fixed rate to a variable rate in September 2011. See Note 12 – Junior Subordinated Debentures for more detail. The two new interest rate swap derivatives designated as cash flow hedges have an aggregate notional value of $75 million and one of the swaps is forward-starting with an effective date in October 2011. The two new interest rate cap derivatives designated as cash flow hedges have an aggregate notional value of $60 million.

As of September 30, 2011, the Company had five interest rate swaps and two interest rate caps with an aggregate notional amount of $250 million that were designated as cash flow hedges of interest rate risk. The table below provides details on each of these cash flow hedges as of September 30, 2011:

September 30, 2011
(Dollars in thousands) Maturity Date	Notional Amount	Fair Value Gain (Loss)
Interest Rate Swaps:
October 2011	25,000	(30)
September 2013	50,000	(4,642)
September 2013	40,000	(3,787)
September 2016	50,000	(2,565)
October 2016*	25,000	(1,315)

Total Interest Rate Swaps	190,000	(12,339)

Interest Rate Caps:
September 2014	20,000	44
September 2014	40,000	88

Total Interest Rate Caps	60,000	132

Total Cash Flow Hedges	$250,000	$(12,207)

*	Forward starting in the fourth quarter of 2011

Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statements of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the nine months ended September 30, 2011 or September 30, 2010. The Company uses the hypothetical derivative method to assess and measure effectiveness.

A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Unrealized loss at beginning of period	$(10,120)	$(15,969)	$(13,323)	$(15,487)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	2,246	2,124	6,615	6,516
Amount of loss recognized in other comprehensive income	(4,333)	(2,146)	(5,499)	(7,020)

Unrealized loss at end of period	$(12,207)	$(15,991)	$(12,207)	$(15,991)

As of September 30, 2011, the Company estimates that during the next twelve months, $5.7 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.

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

Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2011, the Company had approximately 428 derivative transactions (214 with customers and 214 with third parties) with an aggregate notional amount of approximately $1.2 billion (all interest rate swaps) related to this program. These interest rate derivatives had maturity dates ranging from October 2011 to January 2033.

Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2011, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $665.2 million. At September 30, 2011, the Company had interest rate lock commitments with an aggregate notional amount of approximately $483.1 million. Additionally, the Company’s total mortgage loans held-for-sale at September 30, 2011 was $213.0 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2011, December 31, 2010 or September 30, 2010.

Amounts included in the consolidated statements of income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative	Location in income statement	2011	2010	2011	2010
Interest rate swaps and floors	Trading gains/losses	$535	$(36)	$(93)	$(339)
Mortgage banking derivatives	Mortgage banking revenue	448	(4,593)	(1,060)	(13,194)
Covered call options	Other income	3,436	703	8,193	1,162

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2011, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $46.2 million. As of September 30, 2011 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $10.5 million of cash and $34.5 million of securities. If the Company had breached any of these provisions at September 30, 2011 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

Derivative instruments — The Company’s derivative instruments include interest rate swaps and caps, commitments to fund mortgages for sale into the secondary market (interest rate locks) and forward commitments to end investors for the sale of mortgage loans. Interest rate swaps and caps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The fair value for mortgage derivatives is based on changes in mortgage rates from the date of the commitments.

Nonqualified deferred compensation assets — The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$16,203	$—	$16,203	$—
U.S. Government agencies	686,956	—	678,997	7,959
Municipal	62,307	—	36,902	25,405
Corporate notes and other	186,637	—	180,728	5,909
Mortgage-backed	272,547	—	269,595	2,952
Equity securities	43,032	—	12,141	30,891
Trading account securities	297	—	272	25
Mortgage loans held-for-sale	204,081	—	204,081	—
Mortgage servicing rights	6,740	—	—	6,740
Nonqualified deferred compensations assets	4,289	—	4,289	—
Derivative assets	39,803	—	39,803	—

Total	$1,522,892	$—	$1,443,011	$79,881

Derivative liabilities	$50,612	$—	$50,612	$—

	September 30, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$2,015	$—	$2,015	$—
U.S. Government agencies	874,327	—	874,327	—
Municipal	54,641	—	38,716	15,925
Corporate notes and other	173,003	—	167,511	5,492
Mortgage-backed	180,361	—	177,034	3,327
Equity securities	39,832	—	11,566	28,266
Trading account securities	4,935	58	786	4,091
Mortgage loans held-for-sale	307,231	—	307,231	—
Mortgage servicing rights	5,179	—	—	5,179
Nonqualified deferred compensations assets	3,211	—	3,211	—
Derivative assets	24,722	—	24,722	—

Total	$1,669,457	$58	$1,607,119	$62,280

Derivative liabilities	$38,982	$—	$38,982	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2011 and 2010 for mortgage loans held-for-sale measured at fair value was $200.4 million and $297.2 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $204.1 million and $307.2 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of September 30, 2011 and 2010.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2011 are summarized as follows:

(Dollars in thousands)	U.S. Agencies	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights
Balance at June 30, 2011	$—	$24,525	$16,313	$2,684	$30,891	$172	$8,762
Total net gains (losses) included in:
Net income (1)	—	—	—	—	—	—	(2,022)
Other comprehensive income	—	—	—	—	—	—	—
Purchases	—	6,492	500	333	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	(1,871)	—	—	—	(147)	—
Settlements	—	(1,230)	(192)	(65)	—	—	—
Net transfers into Level 3 (2)	7,959	(2,511)	(10,712)	—	—	—	—

Balance at September 30, 2011	$7,959	$25,405	$5,909	$2,952	$30,891	$25	$6,740

Balance at January 1, 2011	$—	$16,416	$9,841	$2,460	$28,672	$4,372	$8,762
Total net gains (losses) included in:
Net income (1)	—	—	(274)	(53)	—	—	(2,022)
Other comprehensive income	—	(748)	—	—	419	—	—
Purchases	—	15,630	7,246	610	1,800	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	(6,655)	—	—	—	(4,347)	—
Settlements	—	(1,230)	(192)	(65)	—	—	—
Net transfers into Level 3 (2)	7,959	1,992	(10,712)	—	—	—	—

Balance at September 30, 2011	$7,959	$25,405	$5,909	$2,952	$30,891	$25	$6,740

(1)	Income for Corporate notes and other debt, and mortgage-backed are recognized as a component of interest income on securities. Additionally, changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
(2)	The transfer of U.S. Agency and Municipal securities and Corporate Notes into Level 3 is the result of the use of unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing these securities.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2010 are summarized as follows:

(Dollars in thousands)	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights	Retained interests
Balance at June 30, 2010	$14,028	$11,352	$145,331	$26,891	$36,809	$5,347	$—
Total net gains (losses) included in:
Net income (1)	—	(1)	(6,947)	—	(28,688)	(168)	—
Other comprehensive income	—	(834)	2	(825)	—	—	—
Purchases, issuances, sales and settlements, net	1,897	—	(129,499)	2,200	(4,030)	—	—
Net transfers into Level 3	—	(5,025)	(5,560)	—	—	—	—

Balance at September 30, 2010	$15,925	$5,492	$3,327	$28,266	$4,091	$5,179	$—

Balance at January 1, 2010	$17,152	$51,194	$158,449	$26,800	$31,924	$6,745	$43,541
Total net gains (losses) included in:
Net income (1)	—	(34)	(6,947)	—	(23,803)	(1,566)	—
Other comprehensive income	—	1	2,522	(825)	—	—	—
Purchases, issuances, sales and settlements, net	(1,227)	(40,644)	(145,871)	2,291	(4,030)	—	(43,541)
Net transfers into Level 3	—	(5,025)	(4,826)	—	—	—	—

Balance at September 30, 2010	$15,925	$5,492	$3,327	$28,266	$4,091	$5,179	$—

(1)	Income for Corporate notes, other debt and mortgage-backed is recognized as a component of interest income on securities. Income for trading account securities is recognized as a component of trading income in non-interest income and trading account securities interest income. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2011.

	September 30, 2011				Three Months Ended September 30, 2011 Fair Value Losses	Nine Months Ended September 30, 2011 Fair Value Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Recognized	Recognized
Impaired loans	$203,570	$—	$—	$203,570	$6,017	$36,601
Other real estate owned	96,924	—	—	96,924	5,506	19,121
Mortgage loans held-for-sale, at lower of cost or market	8,955	—	8,955	—	—	(358)

Total	$309,449	$—	$8,955	$300,494	$11,523	$55,364

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

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2011		At December 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$160,722	$160,722	$172,580	$172,580
Interest bearing deposits with banks	1,101,353	1,101,353	865,575	865,575
Available-for-sale securities	1,267,682	1,267,682	1,496,302	1,496,302
Trading account securities	297	297	4,879	4,879
Brokerage customer receivables	27,935	27,935	24,549	24,549
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	99,749	99,749	82,407	82,407
Mortgage loans held-for-sale, at fair value	204,081	204,081	356,662	356,662
Mortgage loans held-for-sale, at lower of cost or market	8,955	9,077	14,785	14,841
Total loans	10,952,786	11,371,649	9,934,239	10,088,429
Mortgage servicing rights	6,740	6,740	8,762	8,762
Nonqualified deferred compensation assets	4,289	4,289	3,613	3,613
Derivative assets	39,803	39,803	18,670	18,670
FDIC indemnification asset	379,306	379,306	118,182	118,182
Accrued interest receivable and other	148,034	148,034	137,744	137,744

Total financial assets	$14,401,732	$14,820,717	$13,238,949	$13,393,195

Financial Liabilities
Non-maturity deposits	$7,053,376	7,053,376	$5,925,761	$5,925,761
Deposits with stated maturities	5,252,632	5,297,628	4,877,912	4,925,403
Notes payable	3,004	3,004	1,000	1,000
Federal Home Loan Bank advances	474,570	509,119	423,500	440,644
Subordinated notes	40,000	40,000	50,000	50,000
Other borrowings	448,082	448,082	260,620	260,620
Secured borrowings owed to securitization investors	600,000	604,961	600,000	600,333
Junior subordinated debentures	249,493	183,626	249,493	183,818
Derivative liabilities	50,612	50,612	29,974	29,974
Accrued interest payable and other	12,018	12,018	15,518	15,518

Total financial liabilities	$14,183,787	$14,202,426	$12,433,778	$12,433,071

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

(16) Stock-Based Compensation Plans

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted share awards, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 were made pursuant to the 2007 Plan, and as of September 30, 2011, 2,480,879 shares were available for future grant. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.

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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the nine months ending September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
Expected dividend yield	0.6%	0.5%
Expected volatility	50.3%	48.3%
Risk-free rate	1.2%	2.7%
Expected option life (in years)	6.1	6.2

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

Compensation cost charged to income for stock options was $192,000 and $349,000 in the third quarters of 2011 and 2010, respectively, and $567,000 and $1.3 million for the 2011 and 2010 year-to-date periods, respectively. Compensation cost charged to income for restricted share awards was $828,000 and $672,000 in the third quarters of 2011 and 2010, respectively, and $2.4 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

A summary of stock option activity under the Plans for the nine months ended September 30, 2011 and September 30, 2010 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2011	2,040,701	$38.92
Granted	10,000	31.00
Exercised	(48,883)	15.90
Forfeited or canceled	(103,149)	46.30

Outstanding at September 30, 2011	1,898,669	$39.07	2.6	$3,028

Exercisable at September 30, 2011	1,717,762	$39.85	2.3	$2,818

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2010	2,156,209	$37.61
Granted	66,365	34.63
Exercised	(141,362)	15.23
Forfeited or canceled	(42,736)	51.46

Outstanding at September 30, 2010	2,038,476	$38.78	3.4	$7,884

Exercisable at September 30, 2010	1,792,223	$39.41	3.2	$7,290

(1)	Represents the weighted average contractual life remaining in years.
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

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2011 and 2010 was $14.24 and $16.39, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010, was $823,000 and $2.8 million, respectively.

A summary of restricted share award activity under the Plans for the nine months ended September 30, 2011 and September 30, 2010 is presented below:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	299,040	$39.44	208,430	$43.24

Granted	90,285	33.16	137,656	35.66
Vested and issued	(37,651)	32.71	(52,170)	43.71
Forfeited	(2,000)	33.53	(635)	34.74

Outstanding at September 30	349,674	$38.58	293,281	$39.63

Vested, but not issuable at September 30	85,000	$51.88	85,000	$51.88

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

As of September 30, 2011, there was $7.3 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years.

The Company issues new shares to satisfy option exercises, vesting of restricted shares and issuance of base pay salary shares.

The Long-Term Incentive Program

In August 2011, the Compensation Committee of the Board of Directors awarded grants to key employees under a Long-Term Incentive Program (“LTIP”), designed in part to align the interests of management with the interests of shareholders, foster retention and create a long-term focus based on sustainable results. The LTIP was designed to provide participants a target long-term incentive opportunity, expressed as a percentage of base salary, set by the Compensation Committee. The target awards include three components – time vested stock option, performance-vested stock award and a performance-vested cash award. The stock options have a 7-year term and will generally vest equally over three years based on continued service, and the performance stock awards and performance cash awards are measured based on the achievement of pre-established targets at the end of the performance period. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target award. The first grant of these awards has a final vesting date and a performance measurement date of December 31, 2013, resulting in an initial period of less than three years. It is anticipated that awards will be granted annually.

The awards granted in August 2011 were weighted as follows: 25% time-vested stock options, 25% performance-vested stock award and 50% performance-vested cash award. The weighting of future awards between cash and shares can change each performance cycle depending in part on the availability of shares.

A summary of the August 2011 grants is as follows. These grants are not included in the previous tables and disclosures in this note.

	Time vested stock options	Performance- vested Stock Units	Performance- vested Cash	Total
Target # of shares / units granted	211,000	101,000
Target value	$3,359,000	$3,359,000	$6,718,000	$13,436,000

Maximum # of shares / units granted	211,000	202,000
Maximum value	$3,359,000	$6,718,000	$13,436,000	$23,513,000

Weighted average stock price at grant	$33.28	$33.28
Weighted average fair value at grant	$15.93	$33.28

Compensation cost charged to income in 2011	$181,000	$181,000	$362,000	$724,000

Weighted average assumptions to determine the fair value of options granted:
Expected dividend yield	0.5%
Expected volatility	62.3%
Risk-free rate	1.1%
Expected option life (in years)	4.4

An estimate of the number of shares expected to vest as a result of actual performance against the performance criteria is made at the time of grant to determine total compensation expense to be recognized. The estimate will be reevaluated annually and total compensation expense will adjusted for any changes in the estimate, with a cumulative catch up adjustment (i.e., the cumulative effect of applying the change in estimate retrospectively) recognized in the period of change. Compensation expense is recognized for these awards over the applicable vesting period, generally three years. As of September 30, 2011, there was $12.7 million of unrecognized compensation expense related to the LTIP awards, which is expected to be recognized over a weighted average period of 2.2 years.

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

The aggregate fair values assigned to each component of the TEU offering are as follows:

(Dollars in thousands, except per unit amounts)	Equity Component	Debt Component	TEU Total

Units issued (1)	4,600	4,600	4,600
Unit price	$40.271818	$9.728182	$50.00
Gross proceeds	185,250	44,750	230,000
Issuance costs, including discount	5,934	1,419	7,353

Net proceeds	$179,316	$43,331	$222,647

Balance sheet impact

Other borrowings	—	43,331	43,331
Surplus	179,316	—	179,316

(1)	Each TEU consists of two components: 4.6 million units of the equity component and 4.6 million units of the debt component.

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

Other

In July 2011, the Company issued 529,087 shares of its common stock in the acquisition of Great Lakes Advisors. In September 2011, the Company issued 353,650 shares of its common stock in the acquisition of ESBI.

The Company has also issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Warrants outstanding at September 30, 2011 and 2010 totaled 19,000. The expiration date on these remaining outstanding warrants is February 2013.

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)			2011	2010	2011	2010
Net income			$30,202	$20,098	$58,354	$49,125
Less: Preferred stock dividends and discount accretion			1,032	4,943	3,096	14,830

Net income applicable to common shares - Basic	(A	)	29,170	15,155	55,258	34,295
Add: Dividends on convertible preferred stock			1,000	—	—	—

Net income applicable to common shares - Diluted	(B	)	30,170	15,155	55,258	34,295

Weighted average common shares outstanding	(C	)	35,550	31,117	35,152	29,396
Effect of dilutive potential common shares			10,551	988	8,683	1,132

Weighted average common shares and effect of dilutive potential common shares	(D	)	46,101	32,105	43,835	30,528

Net income per common share:
Basic	(A/C	)	$0.82	$0.49	$1.57	$1.17

Diluted	(B/D	)	$0.65	$0.47	$1.26	$1.12

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

(18) Subsequent Events

On October 28, 2011, the Company entered into a Fourth Amendment Agreement, (the “Amendment”) to the Amended and Restated Credit Agreement dated as of October 30, 2009 (as amended, the “Credit Agreement”) among the Company, the lenders named therein, and an unaffiliated bank as administrative agent.

Pursuant to the Amendment, an additional unaffiliated bank has agreed to become an additional revolving credit lender under the Credit Agreement, with a revolving commitment of $25.0 million. After giving effect to the Amendment, the total revolving commitment of all lenders under the Credit Agreement is $75.0 million. As of the date hereof, the Company has no outstanding balance under the revolving credit facility and has $1.0 million outstanding under its term facility.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 2011, compared with December 31, 2010 and September 30, 2010, and the results of operations for the nine month periods ended September 30, 2011 and 2010, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the Risk Factors discussed herein and under Item 1A of the Company’s 2010 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Third Quarter Highlights

The Company recorded net income of $30.2 for the third quarter of 2011 compared to $20.1 million in the third quarter of 2010. The results for the third quarter of 2011 demonstrate continued operating strengths as credit related costs remain at levels similar to recent quarters, loans outstanding increased, demand deposits related to this loan growth increased, and the beneficial shift in our deposit mix away from single-product CD customers continued. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market. For more information, see “Overview—Acquisition Transactions.”

The Company increased its loan portfolio, excluding covered loans, from $9.5 billion at September 30, 2010 to $10.3 billion at September 30, 2011. This increase was primarily a result of the Company’s commercial banking initiative, loans obtained in the acquisition of Elgin State Bank, as well as growth in the premium finance receivables – life insurance portfolio. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the third quarter of 2011, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2011, the Company had over $1.2 billion in overnight liquid funds and interest-bearing deposits with banks.

The Company experienced a 40% decline in mortgage origination volumes compared to the third quarter of 2010. Over the past twelve months, the Company’s period end balances of mortgages held-for-sale and our niche mortgage warehouse lending have declined by $120.4 million. This decline in originations resulted from an industry-wide fall-off in residential real-estate loan originations due to the interest rate environment and market conditions relative to real estate.

The Company recorded net interest income of $118.4 million in the third quarter of 2011 compared to $103.0 million in the third quarter of 2010. The higher level of net interest income recorded in the third quarter of 2011 compared to the third quarter of 2010 resulted from an increase in average earning assets for the third quarter of 2011 by $1.2 billion compared to the third quarter of 2010. Average earning asset growth over the past 12 months was primarily a result of the $597.2 million increase in average loans, $354.3 million of average covered loan growth from the FDIC-assisted bank acquisitions and a $275.1 million increase in average liquidity management and other earning assets. The $597.2 million increase in average loans was comprised of a $360.1 million increase in commercial and industrial loans, a $241.4 million increase in life insurance premium finance loans, a $175.5 million increase in commercial premium finance loans and a $48.0 million increase in commercial real estate loans, partially offset by a decrease in mortgages held for sale of $135.2 million, a decrease in mortgage warehouse lending of $54.1 million and a decrease in all other loans of $38.5 million. The decrease in all other loans was primarily related to home equity loans. The shift in growth over the past 12 months toward commercial and industrial loans is a reflection of the commercial initiatives the Company has implemented. The average earning asset growth of $1.2 billion over the past 12 months was primarily funded by a $619.4 million increase in the average balances of interest-bearing deposits, an increase in the average balance of net free funds of $322.4 million and an increase in wholesale funding of $284.7 million.

Non-interest income totaled $67.2 million in the third quarter of 2011, decreasing $12.6 million, or 23%, compared to the third quarter of 2010. The increase is primarily attributable to the higher bargain purchase gain recorded during the current period as a result of the First Chicago FDIC-assisted transaction, offset by lower net gains on available-for-sale securities in 2011.

Non-interest expense totaled $106.3 million in the third quarter of 2011, increasing $6.6 million, or 7%, compared to the third quarter of 2010. The increase compared to the third quarter of 2010 was primarily attributable to a $4.8 million increase in salaries and employee benefits. The increase in salaries and employee benefits was attributable to a $6.1 million increase in salaries caused by the addition of employees from various acquisition transactions and larger staffing related to organic Company growth, and a $1.1 million increase from employee benefits (primarily related to health plans and payroll taxes), partially offset by a $2.4 million decrease in bonus and commissions attributable to variable pay based revenue.

The Current Economic Environment

The Company’s results during the quarter continued to be impacted by the existing stressed economic environment and depressed real estate valuations that affected both the U.S. economy, generally, and the Company’s local markets, specifically. In response to these conditions, Management continued to carefully monitor the impact on the Company of the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment.

In particular:

•

The Company’s provision for credit losses in the third quarter of 2011 totaled $29.3 million, an increase of $3.8 million when compared to the third quarter of 2010. The provision for credit losses in the first nine months of 2011 totaled $83.8 million, a decrease of $12.1 million compared to the first nine months of 2010. Net charge-offs increased to $26.9 million in the third quarter of 2011 (of which $23.1 million related to commercial and commercial real estate loans), compared to $21.4 million for the same period in 2010 (of which $18.3 million related to commercial and commercial real estate loans). Net charge-offs decreased to $78.3 million in the first nine months of 2011 (of which $72.5 million related to commercial and commercial real estate loans), compared to $86.1 million for the same period in 2010 (of which $59.1 million related to commercial and commercial real estate loans).

•

The Company increased its allowance for loan losses, excluding covered loans, to $118.6 million at September 30, 2011, reflecting an increase of $8.2 million, or 7%, when compared to the same period in 2010 and an increase of $4.7 million, or 4%, when compared to December 31, 2010. At September 30, 2011, approximately $64.4 million, or 54%, of the allowance for loan losses was associated with commercial real estate loans and another $33.8 million, or 28%, was associated with commercial loans. The increase in the allowance for loan losses, excluding covered loans, in the current period is primarily related to loan growth.

•

The Company has significant exposure to commercial real estate. At September 30, 2011, $3.5 billion, or 34%, of our loan portfolio, excluding covered loans, was commercial real estate, with more than 91% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. As of September 30 2011, the commercial real estate loan portfolio was comprised of $431.5 million related to land, residential and commercial construction, $533.9 million related to office buildings, $519.2 million related to retail, $538.2 million related to industrial use, $324.8 million related to multi-family and $1.1 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of September 30, 2011, the Company had approximately $70.8 million of non-performing commercial real estate loans representing approximately 2% of the total commercial real estate loan portfolio. $36.4 million, or 51%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•

Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $134.0 million (of which $70.8 million, or 53%, was related to commercial real estate) at September 30, 2011, a decrease of approximately $347,000 compared to September 30, 2010.

•

The Company’s other real estate owned, excluding covered other real estate owned, increased by $20.2 million, to $96.9 million during the third quarter of 2011, from $76.7 million at September 30, 2010. The increase in other real estate owned in the third quarter of 2011 resulted primarily from the acquisition of approximately $10.3 million of other real estate owned obtained in the Company’s acquisition of Elgin State Bank. The $96.9 million of other real estate owned as of September 30, 2011 was comprised of $18.5 million of residential real estate development property, $71.5 million of commercial real estate property and $6.9 million of residential real estate property.

An acceleration or continuation of real estate valuation and macroeconomic deterioration could result in higher default levels, a significant increase in foreclosure activity, and a material decline in the value of the Company’s assets.

During the quarter, Management continued its strategic efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $157.4 million as of September 30, 2011, increasing $10.4 million compared to the balance of $147.0 million as of December 31, 2010.

At September 30, 2011, the Company had a $7.8 million estimated liability on loans expected to be repurchased from loans sold to investors compared to an $8.7 million liability as of September 30, 2010. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In addition, during the third quarter of 2011, the Company restructured certain loans in the amount of $13.5 million (representing 26 credit relationships) by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At September 30, 2011, approximately $104.4 million in loans had terms modified, with $85.4 million of these modified loans in accruing status.

Trends in Our Three Operating Segments During the Third Quarter

Community Banking

Net interest income and margin. Net interest income totaled $118.4 million for the third quarter of 2011 compared to $108.7 million for the second quarter of 2011 and $103.0 million for the third quarter of 2010. The net interest margin for the third quarter of 2011 was 3.37% compared to 3.40% for the second quarter of 2011 and 3.22% for the third quarter of 2010. The 15 basis point increase in the third quarter of 2011 compared to the third quarter of 2010 was primarily attributable to a 43 basis point decline in the cost of interest-bearing deposits over the last 12 months. Partially offsetting this improvement was a decrease in accretable discount recognized as interest income on the purchased life insurance premium portfolio as prepayments declined and the negative impact of pricing pressures on the commercial premium finance portfolio.

The three basis point decrease in net interest margin in the third quarter of 2011 compared to the second quarter of 2011 resulted from the large increase in interest-bearing cash balances which yielded only 32 basis points in the third quarter and continued negative pricing pressures on the commercial premium finance portfolio. Excess liquidity balances continue to restrict net interest margin expansion as deposit growth exceeded strong loan growth. Partially offsetting these items was continued lower repricing of interest-bearing deposits, as the cost of this funding source declined by 12 basis points in the third quarter.

Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in place recently and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.

Level of non-performing loans and other real estate owned. Given the current economic conditions, these costs, specifically problem loan expenses, have been at elevated levels in recent quarters. However, non-performing loans decreased in the third quarter of 2011 as compared to the second quarter of 2011 and third quarter of 2010 whereas other real-estate owned increased in the third quarter of 2011 as compared to the second quarter of 2011 and third quarter of 2010.

Mortgage banking revenue. The third quarter of 2011 was characterized by the continuation of an industry wide decline in real-estate loan originations which resulted in a decrease in the Company’s real-estate loan originations in the third quarter of 2011 as compared to the third quarter of 2010. The decrease in mortgage banking revenue in the third quarter of 2011 as compared to the third quarter of 2010 resulted primarily from a decrease in gain on sales of loans, which was driven by lower origination volumes in the current quarter.

For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Specialty Finance

Financing of Commercial Insurance Premiums. FIFC originated approximately $867.7 million in commercial insurance premium finance loans in the third quarter of 2011 compared to $902.8 million in the second quarter of 2011 and $772.9 million in the third quarter of 2010. The increase in originations in the third quarter of 2011 compared to the third quarter of 2010 was due to the hiring of several new sales people who joined FIFC with strong existing business relationships. The decrease in originations in the current quarter as compared to the second quarter of 2011 is seasonal in nature.

Financing of Life Insurance Premiums. FIFC originated approximately $91.3 million in life insurance premium finance loans in the third quarter of 2011 compared to $121.1 million in the second quarter of 2011, and compared to $115.0 million in the third quarter of 2010. The decrease in life insurance premium finance loan origination activity in the current quarter was a result of FIFC ending a relationship with one of its larger producing brokers as well as experiencing increased competition for larger transactions.

For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Wealth Management Activities

The wealth management segment recorded higher revenues in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of the acquisition of Great Lakes Advisors. For more information on the Great Lakes Advisors transaction, see “Overview—Acquisition Transactions.”

For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management Activities” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Acquisition Transactions

In response to market dislocations, during the third quarter and first nine months of 2011, the Company continued to engage in a number of opportunistic acquisitions. These transactions, which are described below, included both FDIC-assisted and non-FDIC-assisted acquisitions by the Company.

FDIC-Assisted Transactions

On July 8, 2011, the Company announced that its wholly-owned subsidiary bank, Northbrook Bank, acquired certain assets and liabilities and the banking operations of First Chicago Bank & Trust (“First Chicago”) in an FDIC-assisted transaction. First Chicago operated seven locations in Illinois: three in Chicago, one each in Bloomingdale, Itasca, Norridge and Park Ridge, and had approximately $768.9 million in total assets and $667.8 million in total deposits as of the acquisition date. Northbrook Bank acquired substantially all of First Chicago’s assets at a discount of approximately 12% and assumed all of the non-brokered deposits at a premium of approximately 0.5%.

On March 25, 2011, the Company announced that its wholly-owned subsidiary bank, Advantage National Bank Group (“Advantage”), acquired certain assets and liabilities and the banking operations of The Bank of Commerce (“TBOC”) in an FDIC-assisted transaction. TBOC operated one location in Wood Dale, Illlinois and had approximately $174.0 million in total assets and $164.7 million in total deposits as of the acquisition date. Advantage acquired substantially all of TBOC’s assets at a discount of approximately 14% and assumed all of the non-brokered deposits at a premium of approximately 0.1%. Advantage subsequently changed its name to Schaumburg Bank and Trust Company, N.A. (“Schaumburg”).

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

Loans comprise the majority of the assets acquired in FDIC-assisted transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to loss-sharing agreements as “covered loans” and use the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. At their respective acquisition dates, the Company estimated the fair value of the reimbursable losses, which were approximately $273.3 million, $48.9 million and $6.7 million related to the First Chicago, TBOC and CFBC acquisitions, respectively. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification assets, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. The FDIC-assisted transactions resulted in bargain purchase gains of $27.4 million for First Chicago, $8.6 million for TBOC and $2.0 million for CFBC, which are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.

Other Transactions

Acquisition of Elgin State Bank

On September 30, 2011, the Company completed its acquisition of Elgin State Bancorp, Inc. (“ESBI”). ESBI was the parent company of Elgin State Bank, which operated three banking locations in Elgin, Illinois. As part of the transaction, Elgin State Bank merged into the Company’s wholly-owned subsidiary bank, St. Charles Bank & Trust Company (“St. Charles”), and the three acquired banking locations are operating as branches of St. Charles under the brand name Elgin State Bank. Elgin State Bank had approximately $263.2 million in assets and $241.1 million in deposits as of September 30, 2011.

Acquisition of Great Lakes Advisors

On July 1, 2011, the Company acquired Great Lakes Advisors, Inc. (“Great Lakes Advisors”), a Chicago-based investment manager with approximately $2.4 billion in assets under management. Great Lakes Advisors merged with Wintrust’s existing asset management business, Wintrust Capital Management, LLC and operates as “Great Lakes Advisors, LLC, a Wintrust Wealth Management Company”. Wintrust Wealth Management, which includes Great Lakes Advisors, Wayne Hummer Investments and the Chicago Trust Company, now has $12.8 billion assets under administration.

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

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures for the three and nine month periods ended September 30, 2011, as compared to the same periods last year, are shown below:

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percentage (%) or Basis Point (bp) Change
Net income	$30,202	$20,098	50%
Net income per common share - Diluted	0.65	0.47	38

Net revenue (1)	185,657	157,636	18
Net interest income	118,410	102,980	15

Pre-tax adjusted earnings (2) (6)	60,936	49,843	22

Net interest margin (2)	3.37%	3.22%	15	bp
Net overhead ratio (3)	1.00	1.28	(28)
Efficiency ratio (2) (4)	57.21	67.01	(980)
Return on average assets	0.77	0.57	20
Return on average common equity	7.94	5.44	250

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percentage (%) or Basis Point (bp) Change
Net income	$58,354	$49,125	19%
Net income per common share - Diluted	1.26	1.12	13

Net revenue (1)	481,516	450,859	7
Net interest income	336,730	303,159	11

Pre-tax adjusted earnings (2) (6)	164,110	141,360	16

Net interest margin (2)	3.41%	3.34%	7	bp
Net overhead ratio (3)	1.44	1.29	15
Efficiency ratio (2) (4)	62.67	62.45	22
Return on average assets	0.54	0.49	5
Return on average common equity	5.21	4.43	78

At end of period
Total assets	$15,914,804	$14,100,368	13%
Total loans, excluding loans held-for-sale, excluding covered loans	10,272,711	9,461,155	9
Total loans, including loans held-for-sale, excluding covered loans	10,485,747	9,781,595	7
Total deposits	12,306,008	10,962,239	12
Junior subordinated debentures	249,493	249,493	—
Total shareholders’ equity	1,528,187	1,398,912	9
Tangible common equity ratio (TCE) (2)	7.4%	5.9%	150	bp
Book value per common share	33.92	35.70	(5	) %
Tangible common book value per share	26.47	26.34	—
Market price per common share	25.81	32.41	(20)

Excluding covered loans:
Allowance for loan losses to total loans (5)	1.15%	1.17%	(2	) bp
Allowance for credit losses to total loans (5)	1.29	1.19	10
Non-performing loans to total loans	1.30	1.42	(12)

(1)	Net revenue is net interest income plus non-interest income.
(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.
(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.
(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.
(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.
(6)	Pre-tax adjusted earnings excludes the provision for credit losses and certain significant items.

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

Supplemental Financial Measures/Ratios

The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible common equity ratio, tangible common book value per share and pre-tax adjusted earnings. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. Pre-tax adjusted earnings is a significant metric in assessing the Company’s operating performance. Pre-tax adjusted earnings is adjusted to exclude the provision for credit losses and certain significant items.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$154,951	$147,401	$448,176	$439,144
Taxable-equivalent adjustment:
- Loans	100	85	326	254
- Liquidity management assets	313	324	904	1,051
- Other earning assets	5	7	10	16

Interest Income - FTE	$155,369	$147,817	$449,416	$440,465
(B) Interest Expense (GAAP)	36,541	44,421	111,446	135,985

Net interest income - FTE	118,828	103,396	337,970	304,480

(C) Net Interest Income (GAAP) (A minus B)	$118,410	$102,980	$336,730	$303,159

(D) Net interest margin (GAAP)	3.36%	3.20%	3.40%	3.32%
Net interest margin - FTE	3.37%	3.22%	3.41%	3.34%
(E) Efficiency ratio (GAAP)	57.34%	67.20%	62.84%	62.63%
Efficiency ratio - FTE	57.21%	67.01%	62.67%	62.45%

Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,528,187	$1,398,912
Less: Preferred stock	(49,736)	(287,234)
Less: Intangible assets	(324,782)	(291,219)

(F) Total tangible shareholders equity	$1,153,669	$820,459

Total assets	$15,914,804	$14,100,368
Less: Intangible assets	(324,782)	(291,219)

(G) Total tangible assets	$15,590,022	$13,809,149

Tangible common equity ratio (F/G)	7.4%	5.9%

Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$50,046	$32,385	$96,059	$78,665
Add: Provision for credit losses	29,290	25,528	83,821	95,870
Add: OREO expenses, net	5,134	4,767	17,519	11,948
Add: Recourse obligation on loans previously sold	266	1,432	(547)	9,605
Add: Covered loan expense	336	162	1,887	347
Add: Mortgage servicing rights fair value adjustments	2,631	1,472	3,626	3,789
Less: Loss (gain) from investment partnerships	1,439	135	1,323	(656)
Less: Gain on bargain purchases	(27,390)	(6,593)	(37,974)	(43,981)
Less: Trading gains	(591)	(210)	(121)	(4,554)
Less: Gains on available-for-sale securities, net	(225)	(9,235)	(1,483)	(9,673)

Pre-tax adjusted earnings	$60,936	$49,843	$164,110	$141,360

Calculation of book value per share
Total shareholders’ equity	$1,528,187	$1,398,912
Less: Preferred stock	(49,736)	(287,234)

(H) Total common equity	$1,478,451	$1,111,678

Actual common shares outstanding	35,924	31,144
Add: TEU conversion shares	7,666	—

(I) Common shares used for book value calculation	43,590	31,144

Book value per share (H/I)	$33.92	$35.70
Tangible common book value per share (F/I)	$26.47	$26.34

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

Net Income

Net income for the quarter ended September 30, 2011 totaled $30.2 million, an increase of $10.1 million, or 50%, compared to the third quarter of 2010, and an increase of approximately $18.4 million, or 157%, compared to the second quarter of 2011. On a per share basis, net income for the third quarter of 2011 totaled $0.65 per diluted common share compared to $0.47 in the third quarter of 2010. Net income per diluted common share in the third quarter of 2011 increased $0.40, compared to $0.25 per diluted common share in the second quarter of 2011. Average common shares and dilutive common shares in the third quarter of 2011 increased by approximately 14.0 million shares, or 44%, compared to the same period in 2010.

The most significant factors impacting net income for the third quarter of 2011 as compared to the same period in the prior year include an increase in bargain purchase gains recognized and reduced costs on interest-bearing deposits as rates decline, offset by a decrease in mortgage banking revenue driven by lower origination volumes and an increase in salary expense caused by the addition of employees from acquisitions. The return on average common equity for the third quarter of 2011 was 7.94%, compared to 5.44% for the prior year third quarter and 3.05% for the second quarter of 2011.

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

Quarter Ended September 30, 2011 compared to the Quarter Ended September 30, 2010

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2011 as compared to the third quarter of 2010 (linked quarters):

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$3,083,508	$14,508	1.87%	$2,802,964	$9,625	1.36%
Other earning assets (2) (3) (7)	28,834	217	2.98	34,263	205	2.37
Loans, net of unearned income (2) (4) (7)	10,200,733	127,718	4.97	9,603,561	134,016	5.54
Covered loans	680,003	12,926	7.54	325,751	3,971	4.84

Total earning assets (7)	$13,993,078	$155,369	4.41%	$12,766,539	$147,817	4.59%

Allowance for loan losses	(128,848)			(113,631)
Cash and due from banks	140,010			154,078
Other assets	1,522,187			1,208,771

Total assets	$15,526,427			$14,015,757

Interest-bearing deposits	$10,442,886	$21,893	0.83%	$9,823,525	$31,088	1.26%
Federal Home Loan Bank advances	486,379	4,166	3.40	414,789	4,042	3.87
Notes payable and other borrowings	461,141	2,874	2.47	232,991	1,411	2.40
Secured borrowings - owed to securitization investors	600,000	3,003	1.99	600,000	3,167	2.09
Subordinated notes	40,000	168	1.65	55,000	265	1.89
Junior subordinated notes	249,493	4,437	6.96	249,493	4,448	6.98

Total interest-bearing liabilities	$12,279,899	$36,541	1.18%	$11,375,798	$44,421	1.55%

Non-interest bearing deposits	1,553,769			1,005,170
Other liabilities	185,042			243,282
Equity	1,507,717			1,391,507

Total liabilities and shareholders’ equity	$15,526,427			$14,015,757

Interest rate spread (5) (7)			3.23%			3.04%
Net free funds/contribution (6)	$1,713,179		0.14%	$1,390,741		0.18%

Net interest income/Net interest margin (7)		$118,828	3.37%		$103,396	3.22%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)

Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2011 and 2010 were $418,000 and $416,000, respectively.

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

The net interest margin increased 15 basis points in the third quarter of 2011 compared to the third quarter of 2010. This increase was primarily attributable to a 43 basis point decline in the cost of interest-bearing deposits over the last 12 months. Partially offsetting this improvement was a decrease on the yield on earning assets, primarily as a result of lower yields on loans due to lower amounts of accretable discount recognized as interest income on the purchased life insurance premium portfolio as prepayments declined and the negative impact of pricing pressures on the commercial premium finance portfolio.

The majority of covered loans are accounted for in accordance with ASC 310-30. As such, the yield on these loans at the acquisition date represents a fair value risk-free loan yield. In periods subsequent to the quarter of acquisition, the Company has experienced cash collections generally better than estimated for the initial valuation. Overall, expected losses and expected estimated lives have decreased, which has led to generally higher effective yields as estimated cash flows on the pools of loans has improved.

Quarter Ended September 30, 2011 compared to the Quarter Ended June 30, 2011

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2011 as compared to the second quarter of 2011 (sequential quarters):

	For the Three Months Ended September 30, 2011			For the Three Months Ended June 30, 2011
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$3,083,508	$14,508	1.87%	$2,591,398	$13,198	2.04%
Other earning assets (2) (3) (7)	28,834	217	2.98	28,886	208	2.89
Loans, net of unearned income (2) (4) (7)	10,200,733	127,718	4.97	9,859,789	124,047	5.05
Covered loans	680,003	12,926	7.54	418,129	8,400	8.06

Total earning assets (7)	$13,993,078	$155,369	4.41%	$12,898,202	$145,853	4.54%

Allowance for loan losses	(128,848)			(125,537)
Cash and due from banks	140,010			135,670
Other assets	1,522,187			1,196,801

Total assets	$15,526,427			$14,105,136

Interest-bearing deposits	$10,442,886	$21,893	0.83%	$9,491,778	$22,404	0.95%
Federal Home Loan Bank advances	486,379	4,166	3.40	421,502	4,010	3.82
Notes payable and other borrowings	461,141	2,874	2.47	338,304	2,715	3.22
Secured borrowings - owed to securitization investors	600,000	3,003	1.99	600,000	2,994	2.00
Subordinated notes	40,000	168	1.65	45,440	194	1.69
Junior subordinated notes	249,493	4,437	6.96	249,493	4,422	7.01

Total interest-bearing liabilities	$12,279,899	$36,541	1.18%	$11,146,517	$36,739	1.32%

Non-interest bearing deposits	1,553,769			1,349,549
Other liabilities	185,042			148,999
Equity	1,507,717			1,460,071

Total liabilities and shareholders’ equity	$15,526,427			$14,105,136

Interest rate spread (5) (7)			3.23%			3.22%
Net free funds/contribution (6)	$1,713,179		0.14%	$1,751,685		0.18%

Net interest income/Net interest margin (7)		$118,828	3.37%		$109,114	3.40%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)

Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2011 and June 30, 2011 were $418,000 and $408,000, respectively.

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

The net interest margin for the third quarter of 2011 was 3.37% compared to 3.40% in the second quarter of 2011. The three basis point decrease in net interest margin in the third quarter of 2011 compared to the second quarter of 2011 resulted from the large increase in interest-bearing cash balances yielding 32 basis points in the third quarter and continued negative pricing pressures on the commercial premium finance portfolio. Excess liquidity balances continue to restrict net interest margin expansion as deposit growth exceeded strong loan growth. Partially offsetting these items was continued lower repricing of interest-bearing deposits, as the cost of this funding source declined by 12 basis points in the third quarter.

The majority of covered loans are accounted for in accordance with ASC 310-30. As such, the yield on these loans at the acquisition date represents a fair value risk-free loan yield. In periods subsequent to the quarter of acquisition, the Company has experienced cash collections generally better than estimated for the initial valuation. Overall, expected losses and expected estimated lives have decreased, which has led to generally higher effective yields as estimated cash flows on the pools of loans has improved. The yield on covered loans decreased in the third quarter of 2011 compared to the second quarter of 2011 as a result of the First Chicago acquisition during the third quarter of 2011.

Nine months ended September 30, 2011 compared to the Nine months Ended September 30, 2010

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first nine months of 2011 as compared to the first nine months of 2010 (sequential quarters):

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,768,817	$39,060	1.89%	$2,592,751	$36,084	1.86%
Other earning assets (2) (3) (7)	28,483	606	2.84	50,192	883	2.35
Loans, net of unearned income (2) (4) (7)	9,971,231	381,352	5.11	9,371,291	396,845	5.66
Covered loans	476,199	28,398	7.97	178,492	6,653	4.98

Total earning assets (7)	$13,244,730	$449,416	4.54%	$12,192,726	$440,465	4.83%

Allowance for loan losses	(124,369)			(109,982)
Cash and due from banks	141,611			135,476
Other assets	1,287,724			1,104,240

Total assets	$14,549,696			$13,322,460

Interest-bearing deposits	$9,826,982	$68,253	0.93%	$9,358,313	$95,926	1.37%
Federal Home Loan Bank advances	441,558	12,134	3.67	420,554	12,482	3.97
Notes payable and other borrowings	355,989	8,219	1.29	225,579	4,312	2.56
Secured borrowings - owed to securitization investors	600,000	9,037	2.01	600,000	9,276	2.07
Subordinated notes	45,110	574	1.68	57,381	762	1.75
Junior subordinated notes	249,493	13,229	6.99	249,493	13,227	6.99

Total interest-bearing liabilities	$11,519,132	$111,446	1.29%	$10,911,320	$135,985	1.66%

Non-interest bearing liabilities	1,389,307			934,734
Other liabilities	172,449			155,795
Equity	1,468,808			1,320,611

Total liabilities and shareholders’ equity	$14,549,696			$13,322,460

Interest rate spread (5) (7)			3.25%			3.17%
Net free funds/contribution (6)	$1,725,598		0.16%	$1,281,406		0.17%

Net interest income/Net interest margin (7)		$337,970	3.41%		$304,480	3.34%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)

Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2011 and 2010 were $1.2 million and $1.3 million, respectively.

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

The net interest margin for the first nine months of 2011 was 3.41%, compared to 3.34% in the first nine months of 2010. Average earning assets for the first nine months of 2011 increased by $1.1 billion compared to the first nine months of 2010. This average earning asset growth was primarily a result of the $599.9 million increase in average loans, $297.7 million of average covered loan growth from the FDIC-assisted bank acquisitions and a $154.4 million increase in liquidity management and other earning assets. Growth in the life insurance premium finance portfolio of $285.6 million and growth in the commercial and industrial portfolio of $263.7 million accounted for the majority of the total average loan growth over the past 12 months. The average earning asset growth of $1.1 billion over the past 12 months was primarily funded by a $468.7 million increase in the average balances of interest-bearing deposits and an increase in the average balance of net free funds of $444.2 million.

Analysis of Changes in Tax-equivalent Net Interest Income

The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended September 30, 2011 and June 30, 2011, the nine month periods ended September 30, 2011 and September 30, 2010 and the three month periods ended September 30, 2011 and September 30, 2010. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

(Dollars in thousands)	Third Quarter of 2011 Compared to Second Quarter of 2011	First Nine Months of 2011 Compared to First Nine Months of 2010	Third Quarter of 2011 Compared to Third Quarter of 2010
Tax-equivalent net interest income for comparative period	$109,114	$304,480	$103,396
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	7,973	34,367	10,746
Change due to interest rate fluctuations (rate)	555	(877)	4,686
Change due to number of days in each period	1,186	—	—

Tax-equivalent net interest income for the period ended September 30, 2011	$118,828	$337,970	$118,828

Non-interest Income

For the third quarter of 2011, non-interest income totaled $67.2 million, an increase of $12.6 million, or 23%, compared to the third quarter of 2010. The increase in the third quarter of 2011 as compared to the prior year quarter was primarily attributable to higher bargain purchase gains, wealth management revenues, and fees from covered call options, partially offset by decreases in mortgage banking revenue and gains on available-for-sale securities. On a year-to-date basis, non-interest income for the first nine months of 2011 totaled $144.8 million and decreased $2.9 million, or 2%, compared to the same period in 2010.

The following table presents non-interest income by category for the periods presented:

	00000000	00000000	00000000	00000000
	Three Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2011	2010
Brokerage	$6,108	$5,806	$302	5
Trust and asset management	5,886	3,167	2,719	86

Total wealth management	11,994	8,973	3,021	34

Mortgage banking	14,469	20,980	(6,511)	(31)
Service charges on deposit accounts	4,085	3,384	701	21
Gains on available-for-sale securities	225	9,235	(9,010)	(98)
Gain on bargain purchases	27,390	6,593	20,797	NM
Trading gains	591	210	381	NM
Other:
Fees from covered call options	3,436	703	2,733	NM
Bank Owned Life Insurance	351	552	(201)	(36)
Administrative services	784	744	40	5
Miscellaneous	3,922	3,282	640	20

Total Other	8,493	5,281	3,212	61

Total Non-Interest Income	$67,247	$54,656	$12,591	23

	00000000	00000000	00000000	00000000
	Nine Months Ended September 30		$ Change	% Change
(Dollars in thousands)	2011	2010
Brokerage	$18,641	$17,072	$1,569	9
Trust and asset management	14,190	9,761	4,429	45

Total wealth management	32,831	26,833	5,998	22

Mortgage banking	38,917	38,693	224	1
Service charges on deposit accounts	10,990	10,087	903	9
Gains on available-for-sale securities	1,483	9,673	(8,190)	(85)
Gain on bargain purchases	37,974	43,981	(6,007)	(14)
Trading gains	121	4,554	(4,433)	(97)
Other:
Fees from covered call options	8,193	1,162	7,031	NM
Bank Owned Life Insurance	1,888	1,593	295	19
Administrative services	2,282	2,034	248	12
Miscellaneous	10,107	9,090	1,017	11

Total Other	22,470	13,879	8,591	62

Total Non-Interest Income	$144,786	$147,700	$(2,914)	(2)

NM - Not Meaningful

The significant changes in non-interest income for the three and nine month periods ended September 30, 2011 compared to same periods in the prior year are discussed below.

Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors; and brokerage commissions, managed money fees and insurance product commissions at Wayne Hummer

Investments. Wealth management revenue totaled $12.0 million in the third quarter of 2011 and $9.0 million in the third quarter of 2010, an increase of 34%. This increase is mostly attributable to the acquisition of Great Lakes Advisors. On a year-to-date basis, wealth management revenues totaled $32.8 million in the first nine months of 2011, compared to $26.8 million in the first nine months of 2010. Higher asset levels associated with growth in the wealth management customer base, including those added as a result of the Great Lakes Advisors acquisition, over the first nine months of 2011 have helped drive revenue growth and more than offset the third quarter decline in equity markets.

Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended September 30, 2011, mortgage banking revenue totaled $14.5 million, a decrease of $6.5 million when compared to the third quarter of 2010. For the nine months ended September 30, 2011, mortgage banking revenue totaled $38.9 million as compared to $38.7 million for the nine months ended September 30, 2010. Mortgages originated and sold totaled $642 million in the third quarter of 2011 compared to $1.1 billion in the third quarter of 2010. The decrease in mortgage banking revenue in the third quarter of 2011 as compared to the third quarter of 2010 resulted primarily from a decrease in gain on sales of loans, which was driven by lower origination volumes in the current quarter. Additionally, the Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The loss reserves established for loans expected to be repurchased is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans that have been sold, and current economic conditions. The decrease in 2011 on a quarter and year-to-date basis in loss reserves established for loans expected to be repurchased primarily resulted from estimations of fewer loss indemnification requests from investors.

A summary of the mortgage banking revenue components is shown below:

Mortgage banking revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Mortgage loans originated and sold	$641,742	$1,076,736	$1,662,368	$2,495,880

Mortgage loans serviced for others	952,257	787,923
Fair value of mortgage servicing rights (MSRs)	6,740	5,179
MSRs as a percentage of loans serviced	0.71%	0.66%

Gain on sales of loans and other fees	$17,366	$23,884	$41,996	$52,087
Mortgage servicing rights fair value adjustments	(2,631)	(1,472)	(3,626)	(3,789)
Recourse obligation on loans previously sold	(266)	(1,432)	547	(9,605)

Total mortgage banking revenue	$14,469	$20,980	$38,917	$38,693

Gain on sales of loans and other fees as a percentage of loans sold	2.71%	2.22%	2.53%	2.09%

The gain on bargain purchases of $38.0 million recognized in the first nine months of 2011 relates to the FDIC-assisted acquisitions of TBOC by Advantage and CFBC by Northbrook in the first quarter of 2011 and First Chicago by Northbrook in the third quarter of 2011. See Note 3 of the Financial Statements presented under Item 1 of this report for details of FDIC-assisted acquisitions. The gain on bargain purchases of $44.0 million in the first nine months of 2010 relate to the FDIC acquisitions in the second and third quarters of 2010 and gains of $10.9 million related to loans acquired in the Company’s acquisition of a life insurance premium finance loan portfolio.

Trading gains of $591,000 were recognized by the Company in the third quarter of 2011 compared to gains of $210,000 in the third quarter of 2010. On a year-to-date basis, trading gains totaled $121,000 in 2011 compared to trading gains of $4.6 million in the first nine months of 2010. Lower trading income in 2011 resulted primarily from realizing larger market value increases in the prior year on certain collateralized mortgage obligations held in trading.

The Company recognized $225,000 of net gains on available-for-sale securities in the third quarter of 2011 compared to a net gain of $9.2 million in the prior year third quarter. On a year-to-date basis, net gains on available-for-sale securities totaled $1.5 million 2011 compared to $9.7 million in 2010. The net gains in the third quarter of 2010 primarily related to the sale of certain collateralized mortgage obligations.

Other non-interest income for the third quarter of 2011 totaled $8.5 million and $22.5 million for the first nine months of 2011, compared to $5.3 million and $13.9 million for the first three and nine month periods of 2010, respectively. Fees from certain covered call option transactions increased by $2.7 million in the third quarter of 2011 and $7.0 million in the first nine months of 2011 as compared to the same periods in the prior year. Compression in the net interest margin has historically been and continues to be effectively offset by the Company’s covered call strategy. Miscellaneous income is primarily comprised of revenue from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The Company recognized $2.7 million in revenue from interest rate hedging transactions in the third quarter of 2011 compared to $502,000 in the third quarter of 2010. On a year-to-date basis, the Company recognized $5.2 million in revenue from interest rate hedging transactions in 2011 compared to $592,000 in 2010. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the LIBOR curve and the customers’ expectations of interest rates.

Non-interest Expense

Non-interest expense for the third quarter of 2011 totaled $106.3 million and increased approximately $6.6 million, or 7%, compared to the third quarter of 2010. On a year-to-date basis, non-interest expense for the first nine months of 2011 totaled $301.6 million and increased $25.3 million, or 9%, over the same period in 2010.

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended September 30,		$ Change	% Change
(Dollars in thousands)	2011	2010
Salaries and employee benefits:
Salaries	$36,633	$30,537	6,096	20
Commissions and bonus	14,984	17,366	(2,382)	(14)
Benefits	10,246	9,111	1,135	12

Total salaries and employee benefits	61,863	57,014	4,849	9
Equipment	4,501	4,203	298	7
Occupancy, net	7,512	6,254	1,258	20
Data processing	3,836	3,891	(55)	(1)
Advertising and marketing	2,119	1,650	469	28
Professional fees	5,085	4,555	530	12
Amortization of other intangible assets	970	701	269	38
FDIC insurance	3,100	4,642	(1,542)	(33)
OREO expenses, net	5,134	4,767	367	8
Other:
Commissions - 3rd party brokers	936	979	(43)	(4)
Postage	1,102	1,254	(152)	(12)
Stationery and supplies	904	812	92	11
Miscellaneous	9,259	9,001	258	3

Total other	12,201	12,046	155	1

Total Non-Interest Expense	$106,321	$99,723	$6,598	7

	Nine Months Ended September 30		$ Change	% Change
(Dollars in thousands)	2011	2010
Salaries and employee benefits:
Salaries	$101,776	$88,334	13,442	15
Commissions and bonus	36,458	40,064	(3,606)	(9)
Benefits	32,807	28,337	4,470	16

Total salaries and employee benefits	171,041	156,735	14,306	9
Equipment	13,174	12,144	1,030	8
Occupancy, net	20,789	18,517	2,272	12
Data processing	10,506	10,967	(461)	(4)
Advertising and marketing	5,173	4,434	739	17
Professional fees	13,164	11,619	1,545	13
Amortization of other intangible assets	2,363	2,020	343	17
FDIC insurance	10,899	13,456	(2,557)	(19)
OREO expenses, net	17,519	11,948	5,571	47
Other:
Commissions - 3rd party brokers	2,957	3,037	(80)	(3)
Postage	3,350	3,593	(243)	(7)
Stationery and supplies	2,632	2,305	327	14
Miscellaneous	28,069	25,549	2,520	10

Total other	37,008	34,484	2,524	7

Total Non-Interest Expense	$301,636	$276,324	$25,312	9

The significant changes in non-interest expense for the three and nine month periods ended September 30, 2011 compared to same periods in the prior year are discussed below.

Salaries and employee benefits comprised 58% of total non-interest expense in the third quarter of 2011 as compared to 57% of total non-interest expense in the prior year quarter. Salaries and employee benefits expense increased $4.8 million, or 9%, in the third quarter of 2011 compared to the third quarter of 2010 primarily as a result of a $6.1 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows and a $1.1 million increase from employee benefits (primarily health plan and payroll taxes related), partially offset by a $2.4 million decrease in bonus and commissions attributable to variable pay based revenue. On a year-to-date basis, salaries and employee benefits expense increased $14.3 million, or 9%, in the first nine months of 2011 compared to the first nine months of 2010, primarily as a result of a $13.4 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows and a $4.5 million increase from employee benefits (primarily health plan and payroll taxes related), partially offset by a $3.6 million decrease in bonus and commissions attributable to variable pay based revenue.

Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises. For the third quarter of 2011 occupancy expense was $7.5 million, an increase of $1.3 million, or 20%, compared to the same period in 2010. For the first nine months of 2011, occupancy expense was $20.8 million, an increase of $2.3 million compared to the same period in 2010. These increases are primarily the result of rent expense on additional leased premises and depreciation on owned locations which were obtained in the FDIC-assisted acquisitions.

Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. Professional fees for the third quarter of 2011 were $5.1 million, an increase of $530,000, or 12%, compared to the same period in 2010. On a year-to-date basis, professional fees increased $1.6 million to $13.2 million for the first nine months of 2011 compared to $11.6 million for the first nine months of 2010. These increases are primarily a result of increased legal costs related to non-performing assets and recent acquisitions.

FDIC insurance expense for the third quarter of 2011 was $3.1 million, a decrease of $1.5 million, or 33%, compared to the same period in 2010. Additionally, on a year-to-date basis, FDIC insurance expense decreased $2.6 million to $10.9 million for the first nine months of 2011 compared to $13.5 million in the first nine months of 2010. Effective April 1, 2011, standards applied in FDIC assessments set forth in the Federal Deposit Insurance Act were revised by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These revisions modified definitions of a company’s insurance assessment base and assessment rates which led to the Company’s decreased FDIC expense for the third quarter and first nine months of 2011 as compared to the same periods in the prior year.

OREO expenses include all costs related to obtaining, maintaining and selling of other real estate owned properties. This expense totaled $5.1 million in the third quarter of 2011, an increase of $367,000 compared to $4.8 million in the third quarter of 2010. On year-to-date basis, OREO expenses totaled $17.5 million in the first nine months of 2011 compared to $11.9 million in the first nine months of 2010. The increase in OREO expenses is primarily related to higher valuation adjustments of properties held in OREO in the first nine months of 2011.

Income Taxes

The Company recorded income tax expense of $19.8 million for the three months ended September 30, 2011, compared to $12.3 million for same period of 2010. Income tax expense was $37.7 million and $29.5 million for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rates were 39.7% and 37.9% for the third quarters of 2011 and 2010, respectively and 39.3% and 37.6% for the 2011 and 2010 year-to-date periods, respectively. The higher effective tax rate in the 2011 periods as compared to the 2010 periods reflects a higher level of state income tax expense, including the effect of the 2.2% increase Illinois corporate income tax rate effective January 1, 2011 on 2011 earnings, and a charge of $300,000 in the first quarter of 2011 to increase the recorded value of deferred tax liabilities as a result of this change in rates.

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

The community banking segment’s net interest income for the quarter ended September 30, 2011 totaled $109.2 million as compared to $95.4 million for the same period in 2010, an increase of $13.8 million, or 14%. On a year-to-date basis, net interest income totaled $312.1 million for the first nine months of 2011, an increase of $31.3 million, or 11%, as compared to the $280.8 million recorded last year. These increases are primarily attributable to the FDIC-assisted bank acquisitions and the ability to raise interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $55.7 million in the third quarter of 2011, an increase of $11.4 million, or 26%, when compared to the third quarter of 2010 total of $44.3 million. On a year-to-date basis, the segment’s non-interest income totaled $109.2 million for the first nine months of 2011, an increase of $8.1 million, or 8%, when compared to the first nine months of 2010 total of $101.1 million. These increases are primarily attributable to increased bargain purchase gains in the third quarter of 2011 as a result of the First Chicago acquisition. The community banking segment’s net income for the quarter ended September 30, 2011 totaled $32.9 million, an increase of $10.5 million, as compared to net income in the third quarter of 2010 of $22.4 million. The after-tax profit for the nine months ended September 30, 2011, totaled $61.2 million, an increase of $8.1 million, or 15% as compared to the prior year total of $53.1 million.

Net interest income for the specialty finance segment totaled $28.8 million for the quarter ended September 30, 2011, compared to $22.8 million for the same period in 2010, an increase of $6.0 million or 26%. On a year-to-date basis, net interest income totaled $84.8 million for the first nine months of 2011, an increase of $16.5 million, or 24%, as compared to the $68.3 million recorded last year. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 56%, 37% and 7% respectively, of the total revenues of our specialty finance business for the three and nine month periods ending September 30, 2011. The increases in net interest income are primarily attributable to lower interest expense in the third quarter and first nine months of 2011 as compared to the same periods in 2010. The specialty finance segment’s non-interest income totaled $784,000 for the quarter ended September 30, 2011, compared to $745,000 for the same period in 2010, an increase of $39,000. Non-interest income decreased $10.6 million to $2.3 million in the first nine months of 2011 as compared to the same period in the prior year. This decrease is attributable to the impact of the life insurance premium finance receivable portfolio bargain purchase gain in the first nine months of 2010. The after-tax profit of the specialty finance segment for the quarter ended September 30, 2011 totaled $12.8 million as compared to $9.2 million for the quarter ended September 30, 2010. The specialty finance segment’s after-tax profit for the nine months ended September 30, 2011 totaled $40.7 million, an increase of $16.1 million, or 66%, as compared to the prior year total of $24.6 million.

The wealth management segment reported net interest income of $2.9 million for the third quarter of 2011 compared to $399,000 in the same quarter of 2010. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $2.7 million ($1.7 million after tax) in the third quarter of 2011 compared to $264,000 ($151,000 after tax) in the third quarter of 2010. This segment recorded non-interest income of $14.3 million for the third quarter of 2011 compared to $11.0 million for the third quarter of 2010. This increase is mostly attributable to the acquisition of Great Lakes Advisors in the third quarter of 2011. The wealth management segment’s net income totaled $2.4 million for the third quarter of 2011 compared to a net loss of $11,000 for the third quarter of 2010. On a year-to-date basis, net interest income totaled $6.3 million for the first nine months of 2011, an increase of $944,000 or 18%, as compared to the $5.4 million recorded last year. The allocated net interest income included in this segment’s profitability was $5.9 million ($3.6 million after tax) in the first nine months of 2011 and $5.0 million ($3.1 million after tax) in the first nine months of 2010. This segment’s after-tax net income for the nine months ended September 30, 2011 totaled $5.1 million compared to $2.4 million for the nine months ended September 30, 2010, an increase of $2.7 million.

Financial Condition

Total assets were $15.9 billion at September 30, 2011, representing an increase of $1.8 billion, or 12.9%, when compared to September 30, 2010 and approximately $1.3 billion, or 35.5% on an annualized basis, when compared to June 30, 2011. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $14.1 billion at September 30, 2011, $12.5 billion at September 30, 2010 and $13.0 billion at June 30, 2011. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2011		June 30, 2011		September 30, 2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,151,163	15%	$2,009,392	16%	$1,846,013	15%
Commercial real estate	3,396,805	24	3,378,164	26	3,347,963	26
Home equity	875,211	6	888,703	7	923,333	7
Residential real estate (1)	457,487	3	441,655	3	604,272	5
Premium finance receivables	3,139,473	22	2,987,197	23	2,722,567	21
Indirect consumer loans	60,512	1	55,018	1	62,655	1
Other loans	120,082	2	99,660	1	96,758	1

Total loans, net of unearned income (2) excluding covered loans	$10,200,733	73%	$9,859,789	77%	$9,603,561	76%
Covered loans	680,003	5	418,129	3	325,751	2

Total average loans (2)	$10,880,736	78%	$10,277,918	80%	$9,929,312	78%

Liquidity management assets (3)	$3,083,508	22	2,591,398	20	2,802,964	22
Other earning assets (4)	28,834	—	28,886	—	34,263	—

Total average earning assets	$13,993,078	100%	$12,898,202	100%	$12,766,539	100%

Total average assets	$15,526,427		$14,105,136		$14,015,757

Total average earning assets to total average assets		90%		91%		91%

(1)	Includes mortgage loans held-for-sale
(2)	Includes loans held-for-sale and non-accrual loans
(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements
(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average earning assets for the third quarter of 2011 increased $1.2 billion, or 9.6%, to $14.0 billion, compared to the third quarter of 2010, and increased $1.1 billion, or 34.0% on an annualized basis, compared to the second quarter of 2011. The ratio of total average earning assets as a percent of total average assets was 90% at September 30, 2011 compared to 91% at June 30, 2011 and September 30, 2010.

Total average loans during the third quarter of 2011 increased $951.4 million, or 9.6%, over the previous year third quarter. Approximately $354.3 million of this increase relates to the covered loans portfolio, which relates to the various FDIC-assisted acquisitions during 2010 and 2011. The remaining increase from period to period was the result of significant increases within the commercial and premium finance receivable portfolios.

Average commercial loans totaled $2.2 billion in the third quarter of 2011, and increased $305.2 million, or 16.5%, over the average balance in the same period of 2010, while average commercial real estate loans totaled $3.4 billion in 2011, slightly increasing $48.8 million, or 1.5%, compared to the third quarter of 2010. Combined, these categories comprised 51% and 52% of the average loan portfolio in the third quarter of 2011 and 2010, respectively. The growth realized in these categories for the third quarter of 2011 as compared to the prior year period is primarily attributable to increased business development efforts. Average balances increased compared to the quarter ended June 30, 2011, with average commercial loans increasing by $141.8 million, or 28.2% annualized, and average commercial real estate loans increasing slightly by $18.6 million, or 2.2% annualized.

Home equity loans averaged $875.2 million in the third quarter of 2011, and decreased $48.1 million, or 5.2%, when compared to the average balance in the same period of 2010 and $13.5 million, or 6.1% annualized, when compared to quarter ended June 30, 2011. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans to grow outstanding loan balances.

Residential real estate loans averaged $457.5 million in the third quarter of 2011, and decreased $146.8 million, or 24.3% from the average balance of $604.3 million in same period of 2010. Additionally, compared to the quarter ended June 30, 2011, the average balance increased $15.8 million, or 14.3%, from $441.7 million as a result of increases in mortgage loans held-for-sale. Mortgage interest rates, on average, have been higher in the first nine months of 2011 as compared to the same period in the prior year, which has resulted in lower origination volumes in 2011. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $3.1 billion in the third quarter of 2011, and accounted for 29% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising 47% and 53%, respectively, of the average total balance for the third quarter of 2011, compared to 48% and 52%, respectively, for the same period in 2010. Average premium finance receivables in the third quarter of 2011 increased $416.9 million, or 15.3%, from the average balance of $2.7 billion at the same period of 2010. Additionally, the average balance increased $152.3 million, or 20.4% annualized, from the average balance of $3.0 billion in the quarter ended June 30, 2011. The increase during 2011 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $958.9 million of premium finance receivables were originated in the third quarter of 2011 compared to $887.9 million in the same period of 2010 and $1.0 billion in the second quarter of 2011.

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

Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 – Business Combinations for a discussion of these acquisitions.

Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.

Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business, Wayne Hummer Investments, LLC (“WHI”) activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with an out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

	Average Balances for the Nine Months Ended
	September 30, 2011		September 30, 2010
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,037,786	15%	$1,775,414	15%
Commercial real estate	3,378,142	26	3,338,308	27
Home equity	889,883	7	925,524	7
Residential real estate (1)	489,384	4	545,943	4
Premium finance receivables	3,011,914	23	2,602,855	21
Indirect consumer loans	55,977	1	76,276	1
Other loans	108,145	1	106,971	1

Total loans, net of unearned income (2) excluding covered loans	$9,971,231	77%	$9,371,291	76%
Covered loans	476,199	3	178,492	2

Total average loans (2)	$10,447,430	80%	$9,549,783	78%

Liquidity management assets (3)	$2,768,817	20	2,592,751	21
Other earning assets (4)	28,483	—	50,192	1

Total average earning assets	$13,244,730	100%	$12,192,726	100%

Total average assets	$14,549,696		$13,322,460

Total average earning assets to total average assets		91%		92%

(1)	Includes mortgage loans held-for-sale
(2)	Includes loans held-for-sale and non-accrual loans
(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements
(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first nine months of 2011 increased $897.6 million, or 9.4%, over the previous year period. Similar to the quarterly discussion above, approximately $262.4 million of this increase relates to the commercial portfolio, $409.1 million of this increase relates to the premium finance receivables portfolio, and $297.7 million of this increase relates to covered loans.

Deposits

Total deposits at September 30, 2011, were $12.3 billion and increased $1.3 billion, or 12%, compared to total deposits at September 30, 2010. See Note 10 to the financial statements presented under Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of deposits as of September 30, 2011:

(Dollars in thousands)	Non- Interest Bearing and NOW (1)	Savings and Money Market (1)	Wealth Management (1)	Time Certificates of Deposit	Total Deposits	Weighted- Average Interest Rate of Maturing Time Certificates of Deposit (2)
1-3 months	$3,265,461	$3,057,600	$730,315	$1,145,827	$8,199,203	1.10%
4-6 months				810,038	810,038	1.14
7-9 months				792,687	792,687	1.15
10-12 months				720,750	720,750	1.31
13-18 months				674,918	674,918	1.37
19-24 months				461,154	461,154	1.50
24+ months				647,258	647,258	2.27

Total deposits	$3,265,461	$3,057,600	$730,315	$5,252,632	$12,306,008	1.36%

(1)	Balances of non-contractual maturity deposits are shown as maturing in the earliest time frame. These deposits re-price in varying degrees to changes in interest rates.
(2)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2011		June 30, 2011		September 30, 2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$1,553,769	13%	$1,349,549	13%	$1,005,170	9%
NOW	1,587,710	13	1,542,323	14	1,537,308	14
Wealth management deposits	735,231	6	657,725	6	713,688	7
Money market	2,050,383	17	1,871,668	17	1,710,299	16
Savings	813,304	7	741,719	7	652,257	6
Time certificates of deposit	5,256,259	44	4,678,343	43	5,209,973	48

Total average deposits	$11,996,656	100%	$10,841,327	100%	$10,828,695	100%

Total average deposits for the third quarter of 2011 were $12.0 billion, an increase of $1.2 billion, or 11%, from the third quarter of 2010. The increase in average deposits is primarily attributable to the Company’s acquisition activity in 2011. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $548.6 million, or 55%, in the third quarter of 2011 compared to the third quarter of 2010.

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

	September 30,		December 31,
(Dollars in thousands)	2011	2010	2010	2009	2008
Total deposits	$12,306,008	$10,962,239	$10,803,673	$9,917,074	$8,376,750
Brokered deposits	726,411	820,131	639,687	927,722	800,042
Brokered deposits as a percentage of total deposits	5.9%	7.5%	5.9%	9.4%	9.6%

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

Average total interest-bearing funding, from sources other than deposits and including junior subordinated debentures, totaled $1.8 billion in the third quarter of 2011 compared to $1.6 billion in the third quarter of 2010.

The following table sets forth, by category, the composition of average other funding sources for the quarterly periods presented:

	Three Months Ended
(Dollars in thousands)	September 30, 2011	June 30, 2011	September 30, 2010
Notes payable	$3,259	$1,000	$1,000
Federal Home Loan Bank advances	486,379	421,502	414,789

Other borrowings:
Federal funds purchased	160	348	111
Securities sold under repurchase agreements	421,262	297,354	231,880
Other	36,460	39,602	—

Total other borrowings	$457,882	$337,304	$231,991

Secured borrowings - owed to securitization investors	600,000	600,000	600,000
Subordinated notes	40,000	45,440	55,000
Junior subordinated debentures	249,493	249,493	249,493

Total other borrowings	$1,837,013	$1,654,739	$1,552,273

Notes payable balances represent the balances on a credit agreement with an unaffiliated bank and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. The credit agreement is a $51.0 million credit facility available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At September 30, 2011, the Company had $3.0 million of notes payable outstanding compared to $1.0 million at September 30, 2010.

FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $474.6 million at September 30, 2011, compared to $423.5 million at June 30, 2011 and $414.8 million at September 30, 2010.

Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks and short-term borrowings from brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

Debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 is recorded within other borrowings. The total proceeds attributed to the debt component of the offering, net of issuance costs, was $43.3 million at the issue date.

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

The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years. These notes mature in 2012, 2013, and 2015. These notes qualify as Tier 2 regulatory capital. Subordinated notes totaled $40.0 million at September 30, 2011, $40.0 million at June 30, 2011, and $55.0 million at September 30, 2010.

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

See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2011 as compared to December 31, 2010.

Shareholders’ Equity

Total shareholders’ equity was $1.5 billion at September 30, 2011, reflecting an increase of $129.3 million since September 30, 2010 and $91.6 million since December 31, 2010. The increase from December 31, 2010 was the result of net income of $58.4 million less common stock dividends of $6.3 million and preferred stock dividends of $3.0 million, $3.4 million credited to surplus for stock-based compensation costs, $30.1 million from the issuance of shares of the Company’s common stock (and related tax benefit) related to acquisitions and pursuant to various stock compensation plans and $9.0 million in higher net unrealized gains from available-for-sale securities and net unrealized gains from cash flow hedges, net of tax.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30, 2011	June 30, 2011	September 30, 2010
Leverage ratio	9.6%	10.3%	9.9%
Tier 1 capital to risk-weighted assets	11.9	12.3	12.4
Total capital to risk-weighted assets	13.2	13.5	13.7
Total average equity-to-total average assets(1)	9.7	10.4	9.9

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0

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

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2011		December 31, 2010		September 30, 2010
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$2,337,098	21%	$2,049,326	21%	$1,952,791	20%
Commercial real-estate	3,465,321	32	3,338,007	34	3,331,498	34
Home equity	879,180	8	914,412	9	919,824	9
Residential real-estate	326,207	3	353,336	3	342,009	3
Premium finance receivables - commercial	1,417,572	13	1,265,500	13	1,323,934	13
Premium finance receivables - life insurance	1,671,443	15	1,521,886	15	1,434,994	15
Indirect consumer	62,452	1	51,147	1	56,575	1
Other loans	113,438	1	106,272	1	99,530	1

Total loans, net of unearned income, excluding covered loans	$10,272,711	94%	$9,599,886	97%	$9,461,155	96%
Covered loans	680,075	6	334,353	3	353,840	4

Total loans	$10,952,786	100%	$9,934,239	100%	$9,814,995	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of September 30, 2011 and 2010:

As of September 30, 2011 (Dollars in thousands)	Balance	% of Total Balance	Nonaccrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$1,414,715	24.4%	$21,055	$—	$22,269
Franchise	126,854	2.2	1,792	—	1,050
Mortgage warehouse lines of credit	132,425	2.3	—	—	1,041
Community Advantage - homeowner associations	74,281	1.3	—	—	186
Aircraft	18,080	0.3	—	—	108
Asset-based lending	419,737	7.2	1,989	—	7,652
Municipal	74,723	1.3	—	—	1,122
Leases	66,671	1.1	—	—	335
Other	2,044	0.1	—	—	17
Purchased non-covered commercial loans (1)	7,568	0.1	—	616	—

Total commercial	$2,337,098	40.3%	$24,836	$616	$33,780

Commercial Real-Estate:
Residential construction	$71,941	1.2%	$1,358	$1,105	$1,815
Commercial construction	160,421	2.8	2,860	—	4,588
Land	199,130	3.4	31,072	—	15,368
Office	533,930	9.2	15,432	—	9,112
Industrial	538,248	9.3	2,160	—	5,479
Retail	519,235	8.9	3,664	—	5,503
Multi-family	324,777	5.6	3,423	—	9,668
Mixed use and other	1,063,282	18.4	9,700	—	12,839
Purchased non-covered commercial real-estate (1)	54,357	0.9	—	344	—

Total commercial real-estate	$3,465,321	59.7%	$69,669	$1,449	$64,372

Total commercial and commercial real-estate	$5,802,419	100.0%	$94,505	$2,065	$98,152

Commercial real-estate - collateral location by state:
Illinois	$2,833,384	81.8%
Wisconsin	342,305	9.9

Total primary markets	$3,175,689	91.7%

Florida	57,758	1.7
Arizona	40,434	1.2
Indiana	47,963	1.4
Other (no individual state greater than 0.5%)	143,477	4.0

Total	$3,465,321	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2010 (Dollars in thousands)	Balance	% of Total Balance	Nonaccrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$1,263,852	23.9%	$18,950	$—	$23,592
Franchise	115,380	2.2	—	—	1,238
Mortgage warehouse lines of credit	158,597	3.0	—	—	1,631
Community Advantage - homeowner associations	66,484	1.3	—	—	177
Aircraft	36,523	0.7	—	—	363
Asset-based lending	241,269	4.6	413	—	4,111
Municipal	38,126	0.7	—	—	476
Leases	32,559	0.6	81	—	432
Other	1	—	—	—	—
Purchased non-covered commercial loans (1)	—	—	—	—	—

Total commercial	$1,952,791	37.0%	$19,444	$—	$32,020

Commercial Real-Estate:
Residential construction	$102,911	1.9%	$4,921	$—	$2,764
Commercial construction	179,667	3.4	11,230	—	4,097
Land	263,363	5.0	27,134	—	11,342
Office	537,868	10.2	5,745	—	7,231
Industrial	472,556	8.9	3,565	—	5,264
Retail	492,633	9.3	2,084	—	6,732
Multi-family	279,127	5.3	9,339	—	4,283
Mixed use and other	1,003,373	19.0	19,322	—	15,540
Purchased non-covered commercial real-estate (1)	—	—	—	—	—

Total commercial real-estate	$3,331,498	63.0%	$83,340	$—	$57,253

Total commercial and commercial real-estate	$5,284,289	100.0%	$102,784	$—	$89,273

Commercial real-estate - collateral location by state:
Illinois	$2,692,839	80.8%
Wisconsin	363,498	10.9

Total primary markets	$3,056,337	91.7%

Florida	69,204	2.1
Arizona	43,294	1.3
Indiana	42,990	1.3
Other (no individual state greater than 0.7%)	119,673	3.6

Total	$3,331,498	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 91.7% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in the third quarter of 2011 as they were in 2010, and we expect this trend to continue. As of September 30, 2011, our allowance for loan losses related to this portfolio is $64.4 million compared to $57.3 million as of September 30, 2010.

We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result of the economic recession, our allowance for loan losses in our commercial loan portfolio is $33.8 million as of September 30, 2011 compared to $32.0 million as of September 30, 2010.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. End lender re-payments are sent directly to the Company upon end-lenders’ acceptance of final loan documentation. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business expanded in 2010 due to the high demand for mortgage re-financings given the historically low interest rate environment at that time and the fact that many of our competitors exited the market in late 2008 and early 2009. However, as a result of declining demand for re-financing and increased competition as competitors return to the market, our mortgage warehouse lines decreased to $74.3 million as of September 30, 2011 from $131.3 million as of December 31, 2010. Additionally, our allowance for loan losses with respect to these loans is $1.0 million as of September 30, 2011. Since the inception of this business, the Company has not suffered any related loan losses on these loans.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2011, our residential loan portfolio totaled $326.2 million, or 3% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of September 30, 2011, $7.5 million of our residential real estate mortgages, or 2.3% of our residential real estate loan portfolio, were classified as nonaccrual, $2.8 million were 30 to 89 days past due (0.9%) and $315.9 million were current (96.8%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold into the secondary market with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2011 and 2010 was $952.3 million and $787.9 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2011, approximately $25.9 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC originated approximately $867.7 million in commercial insurance premium finance receivables during the third quarter of 2011. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’

purchases of liability, property and casualty and other commercial insurance.

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

FIFC originated approximately $91.3 million in life insurance premium finance receivables in the third quarter of 2011. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Variable Rate Loan Repricing and Rate Floors

The following table classifies the commercial and commercial real-estate loan portfolio at September 30, 2011 by date at which the loans reprice and the type of rate:

As of September 30, 2011		Variable Rate
(Dollars in thousands)	Fixed Rate	One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate	$599,253	$—	$—	$—	$599,253
Variable rate
With floor feature	—	844,051	3,790	15,726	863,567
Without floor feature	—	802,659	57,597	14,022	874,278

Total commercial	599,253	1,646,710	61,387	29,748	2,337,098

Commercial real-estate
Fixed rate	1,596,200	—	—	—	1,596,200
Variable rate
With floor feature	—	1,114,015	19,661	—	1,133,676
Without floor feature	—	610,310	109,225	15,910	735,445

Total commercial real-estate	1,596,200	1,724,325	128,886	15,910	3,465,321

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

Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio at each of the Company’s subsidiary banks to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the Federal Reserve Bank of Chicago, the Office of the Comptroller of the Currency, the State of Illinois and the State of Wisconsin and our internal audit staff.

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets, excluding covered assets, and loans acquired with credit quality deterioration since origination, as of the dates shown:

(Dollars in thousands)	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010

Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$478	$—
Commercial real-estate	1,105	—	—	—
Home equity	—	—	—	—
Residential real-estate	—	—	—	—
Premium finance receivables - commercial	4,599	4,446	8,096	6,853
Premium finance receivables - life insurance	2,413	324	—	1,222
Indirect consumer	292	284	318	355
Consumer and other	—	—	1	2

Total loans past due greater than 90 days and still accruing	8,409	5,054	8,893	8,432

Non-accrual loans:
Commercial	24,836	26,168	16,382	19,444
Commercial real-estate	69,669	89,793	93,963	83,340
Home equity	15,426	15,853	7,425	6,144
Residential real-estate	7,546	7,379	6,085	6,644
Premium finance receivables - commercial	6,942	10,309	8,587	9,082
Premium finance receivables - life insurance	349	670	354	222
Indirect consumer	146	89	191	446
Consumer and other	653	757	252	569

Total non-accrual loans	125,567	151,018	133,239	125,891

Total non-performing loans:
Commercial	24,836	26,168	16,860	19,444
Commercial real-estate	70,774	89,793	93,963	83,340
Home equity	15,426	15,853	7,425	6,144
Residential real-estate	7,546	7,379	6,085	6,644
Premium finance receivables - commercial	11,541	14,755	16,683	15,935
Premium finance receivables - life insurance	2,762	994	354	1,444
Indirect consumer	438	373	509	801
Consumer and other	653	757	253	571

Total non-performing loans	$133,976	$156,072	$142,132	$134,323
Other real estate owned	86,622	82,772	71,214	76,654
Other real estate owned - obtained in acquisition	10,302	—	—	—

Total non-performing assets	$230,900	$238,844	$213,346	$210,977

Total non-performing loans by category as a percent of its own respective category's period-end balance:
Commercial	1.06%	1.23%	0.82%	1.00%
Commercial real-estate	2.04	2.66	2.81	2.50
Home equity	1.75	1.80	0.81	0.67
Residential real-estate	2.31	2.24	1.72	1.94
Premium finance receivables - commercial	0.81	1.03	1.32	1.20
Premium finance receivables - life insurance	0.17	0.06	0.02	0.10
Indirect consumer	0.70	0.65	0.99	1.42
Consumer and other	0.58	0.75	0.24	0.57

Total non-performing loans	1.30%	1.57%	1.48%	1.42%

Total non-performing assets, as a percentage of total assets	1.45%	1.63%	1.53%	1.50%

Allowance for loan losses as a percentage of total non-performing loans	88.56%	75.20%	80.14%	82.21%

Non-performing Commercial and Commercial Real-Estate

The commercial non-performing loan category totaled $24.8 million as of September 30, 2011 compared to $16.9 million as of December 31, 2010 and $19.4 million as of September 30, 2010, while the commercial real estate loan category totaled $70.8 million as of September 30, 2011 compared to $94.0 million as of December 31, 2010 and $83.3 million as of September 30, 2010.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Residential Real Estate and Home Equity

The non-performing residential real estate and home equity loans totaled $23.0 million as of September 30, 2011. The balance increased $9.5 million from December 31, 2010 and increased $10.2 million from September 30, 2010. The September 30, 2011 non-performing balance is comprised of $7.5 million of residential real estate (34 individual credits) and $15.4 million of home equity loans (38 individual credits). On average, this is approximately five non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Commercial Premium Finance Receivables

The table below presents the level of non-performing property and casualty premium finance receivables as of September 30, 2011 and 2010, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	September 30, 2011	September 30, 2010
Non-performing premium finance receivables - commercial	$11,541	$15,935
- as a percent of premium finance receivables - commercial outstanding	0.81%	1.20%

Net (recoveries) charge-offs of premium finance receivables - commercial	$1,579	$1,285
- annualized as a percent of average premium finance receivables - commercial	0.42%	0.39%

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

Non-performing Indirect Consumer Loans

Total non-performing indirect consumer loans were $438,000 at September 30, 2011, compared to $509,000 at December 31, 2010 and $801,000 at September 30, 2010. The ratio of these non-performing loans to total indirect consumer loans was 0.70% at September 30, 2011 compared to 0.99% at December 31, 2010 and 1.42% at September 30, 2010. Net recoveries as a percent of total indirect consumer loans were 0.33% for the quarter ended September 30, 2011 compared to net charge-offs as a percent of total indirect consumer loans 1.08 % in the same period in 2010. The indirect consumer loan portfolio has decreased 10% since September 30, 2010 to a balance of $62.5 million at September 30, 2011.

Loan Portfolio Aging

The following table shows, as of September 30, 2011, only 1.6% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 1.5%, either one or two payments past due. In total, 96.9% of the Company’s total loan portfolio, excluding covered loans, as of September 30, 2011 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at September 30, 2011 and June 30, 2011:

As of September 30 2011 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$21,055	$—	$13,691	$9,748	$1,370,221	$1,414,715
Franchise	1,792	—	—	—	125,062	126,854
Mortgage warehouse lines of credit	—	—	—	—	132,425	132,425
Community Advantage - homeowners association	—	—	—	—	74,281	74,281
Aircraft	—	—	—	53	18,027	18,080
Asset-based lending	1,989	—	210	—	417,538	419,737
Municipal	—	—	—	—	74,723	74,723
Leases	—	—	—	—	66,671	66,671
Other	—	—	—	—	2,044	2,044
Purchased non-covered commercial (1)	—	616	—	—	6,952	7,568

Total commercial	24,836	616	13,901	9,801	2,287,944	2,337,098

Commercial real-estate:
Residential construction	1,358	1,105	1,532	4,896	63,050	71,941
Commercial construction	2,860	—	—	823	156,738	160,421
Land	31,072	—	2,661	8,935	156,462	199,130
Office	15,432	—	2,079	63	516,356	533,930
Industrial	2,160	—	294	2,427	533,367	538,248
Retail	3,664	—	4,318	19,085	492,168	519,235
Multi-family	3,423	—	4,230	5,666	311,458	324,777
Mixed use and other	9,700	—	8,955	22,759	1,021,868	1,063,282
Purchased non-covered commercial real-estate (1)	—	344	—	285	53,728	54,357

Total commercial real-estate	69,669	1,449	24,069	64,939	3,305,195	3,465,321

Home equity	15,426	—	2,002	5,072	856,680	879,180
Residential real estate	7,546	—	1,852	908	315,901	326,207
Premium finance receivables
Commercial insurance loans	6,942	4,599	3,206	7,726	1,395,099	1,417,572
Life insurance loans	349	2,413	5,877	7,076	1,019,952	1,035,667
Purchased life insurance loans (1)	—	675	—	—	635,101	635,776
Indirect consumer	146	292	81	370	61,563	62,452
Consumer and other	653	—	26	386	111,736	112,801
Purchased non-covered consumer and other (1)	—	—	—	63	574	637

Total loans, net of unearned income, excluding covered loans	$125,567	$10,044	$51,014	$96,341	$9,989,745	$10,272,711
Covered loans	—	179,277	13,721	14,750	472,327	680,075

Total loans, net of unearned income	$125,567	$189,321	$64,735	$111,091	$10,462,072	$10,952,786

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance:	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.5%	—%	1.0%	0.7%	96.8%	100.0%
Franchise	1.4	—	—	—	98.6	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage - homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	0.3	99.7	100.0
Asset-based lending	0.5	—	0.1	—	99.4	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	8.1	—	—	91.9	100.0

Total commercial	1.1	—	0.6	0.4	97.9	100.0

Commercial real-estate
Residential construction	1.9	1.5	2.1	6.8	87.7	100.0
Commercial construction	1.8	—	—	0.5	97.7	100.0
Land	15.6	—	1.3	4.5	78.6	100.0
Office	2.9	—	0.4	—	96.7	100.0
Industrial	0.4	—	0.1	0.5	99.0	100.0
Retail	0.7	—	0.8	3.7	94.8	100.0
Multi-family	1.1	—	1.3	1.7	95.9	100.0
Mixed use and other	0.9	—	0.8	2.1	96.2	100.0
Purchased non-covered commercial real-estate (1)	—	0.6	—	0.5	98.9	100.0

Total commercial real-estate	2.0	—	0.7	1.9	95.4	100.0

Home equity	1.8	—	0.2	0.6	97.4	100.0
Residential real estate	2.3	—	0.6	0.3	96.8	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.3	0.2	0.5	98.5	100.0
Life insurance loans	—	0.2	0.6	0.7	98.5	100.0
Purchased life insurance loans (1)	—	0.1	—	—	99.9	100.0
Indirect consumer	0.2	0.5	0.1	0.6	98.6	100.0
Consumer and other	0.6	—	—	0.3	99.1	100.0
Purchased non-covered consumer and other (1)	—	—	—	9.9	90.1	100.0

Total loans, net of unearned income, excluding covered loans	1.5%	0.1%	0.4%	1.1%	96.9%	100.0%
Covered loans	—	26.4	2.0	2.2	69.4	100.0

Total loans, net of unearned income	1.1%	1.7%	0.6%	1.0%	95.6%	100.0%

As of June 30, 2011 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$22,289	$—	$7,164	$23,754	$1,309,455	$1,362,662
Franchise	1,792	—	—	—	112,342	114,134
Mortgage warehouse lines of credit	—	—	—	—	68,477	68,477
Community Advantage - homeowners association	—	—	—	—	73,929	73,929
Aircraft	—	—	—	—	21,231	21,231
Asset-based lending	2,087	—	—	2,415	361,594	366,096
Municipal	—	—	—	—	63,296	63,296
Leases	—	—	—	763	61,772	62,535
Other	—	—	—	—	76	76
Purchased non-covered commercial (1)	—	—	—	—	—	—

Total commercial and commercial real-estate	26,168	—	7,164	26,932	2,072,172	2,132,436

Commercial real-estate
Residential construction	3,011	—	938	5,245	81,561	90,755
Commercial construction	2,453	—	7,579	7,075	120,540	137,647
Land	33,980	—	10,281	8,076	160,597	212,934
Office	17,503	—	1,648	3,846	509,385	532,382
Industrial	2,470	—	2,689	2,480	506,895	514,534
Retail	8,164	—	3,778	14,806	498,040	524,788
Multi-family	4,947	—	4,628	3,836	302,740	316,151
Mixed use and other	17,265	—	9,350	4,201	1,014,661	1,045,477
Purchased non-covered commercial real-estate (1)	—	—	—	—	—	—

Total commercial real-estate	89,793	—	40,891	49,565	3,194,419	3,374,668

Home equity	15,853	—	1,502	4,081	859,266	880,702
Residential real estate	7,379	—	1,272	949	319,781	329,381
Premium finance receivables
Commercial insurance loans	10,309	4,446	5,089	7,897	1,401,695	1,429,436
Life insurance loans	670	324	4,873	3,254	957,808	966,929
Purchased life insurance loans (1)	—	—	—	—	652,739	652,739
Indirect consumer	89	284	98	531	56,716	57,718
Consumer and other	757	—	123	418	99,770	101,068
Purchased non-covered consumer and other (1)	—	—	—	—	—	—

Total loans, net of unearned income, excluding covered loans	$151,018	$5,054	$61,012	$93,627	$9,614,366	$9,925,077
Covered loans	—	121,271	5,643	11,899	269,856	408,669

Total loans, net of unearned income	$151,018	$126,325	$66,655	$105,526	$9,884,222	$10,333,746

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance:	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.6%	—%	0.5%	1.7%	96.2%	100.0%
Franchise	1.6	—	—	—	98.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage - homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.6	—	—	0.7	98.7	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	1.2	98.8	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	—	—	—	—	—

Total commercial	1.2	—	0.3	1.3	97.2	100.0

Commercial real-estate
Residential construction	3.3	—	1.0	5.8	89.9	100.0
Commercial construction	1.8	—	5.5	5.1	87.6	100.0
Land	16.0	—	4.8	3.8	75.4	100.0
Office	3.3	—	0.3	0.7	95.7	100.0
Industrial	0.5	—	0.5	0.5	98.5	100.0
Retail	1.6	—	0.7	2.8	94.9	100.0
Multi-family	1.6	—	1.5	1.2	95.7	100.0
Mixed use and other	1.7	—	0.9	0.4	97.0	100.0
Purchased non-covered commercial real-estate (1)	—	—	—	—	—	—

Total commercial real-estate	2.7	—	1.2	1.5	94.6	100.0

Home equity	1.8	—	0.2	0.5	97.5	100.0
Residential real estate	2.2	—	0.4	0.3	97.1	100.0
Premium finance receivables
Commercial insurance loans	0.7	0.3	0.4	0.6	98.0	100.0
Life insurance loans	0.1	—	0.5	0.3	99.1	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.2	0.5	0.2	0.9	98.2	100.0
Consumer and other	0.7	—	0.1	0.4	98.8	100.0
Purchased non-covered consumer and other (1)	—	—	—	—	—	—

Total loans, net of unearned income, excluding covered loans	1.5%	0.1%	0.6%	0.9%	96.9%	100.0%
Covered loans	—	29.7	1.4	2.9	66.0	100.0

Total loans, net of unearned income	1.5%	1.2%	0.6%	1.0%	95.7%	100.0%

As of September 30, 2011, only $51.0 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $96.3 million or 1.1%, were 30 to 59 days (or one payment) past due. As of June 30, 2011, $61.0 million of all loans, excluding covered loans, or 0.6%, were 60 to 89 days past due and $93.6 million, or 0.9%, were 30 to 59 days (or one payment) past due.

The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) decreased $1.8 million since June 30, 2011.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2011 that are current with regard to the contractual terms of the loan agreement represent 97.4% of the total home equity portfolio. Residential real estate loans at September 30, 2011 that are current with regards to the contractual terms of the loan agreements comprise 96.8% of total residential real estate loans outstanding.

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

Nonperforming Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination as of September 30, 2011 and shows the changes in the balance from June 30, 2011:

(Dollars in thousands)	Non-performing Loans
Balance at June 30, 2011	$156,072
Additions, net	39,500
Return to performing status	(2,147)
Payments received	(20,236)
Transfers to OREO	(17,670)
Charge-offs	(18,283)
Net change for niche loans (1)	(3,260)

Balance at September 30, 2011	$133,976

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

Management has determined that the allowance for loan losses was appropriate at September 30, 2011, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Allowance for loan losses at beginning of period	$117,362	$106,547	$113,903	$98,277
Provision for credit losses	28,263	25,528	81,305	95,870
Other adjustments	—	—	—	1,943
Reclassification to/from allowance for unfunded lending-related commitments	(66)	(206)	1,733	478

Charge-offs:
Commercial	8,851	3,076	25,574	12,532
Commercial real estate	14,734	15,727	48,767	48,281
Home equity	1,071	1,234	3,144	4,604
Residential real estate	926	116	2,483	832
Premium finance receivables - commercial	1,738	1,505	5,138	21,186
Premium finance receivables - life insurance	31	79	275	79
Indirect consumer	24	198	188	728
Consumer and other	282	288	708	576

Total charge-offs	27,657	22,223	86,277	88,818

Recoveries:
Commercial	150	286	717	873
Commercial real estate	299	197	1,100	856
Home equity	32	8	59	22
Residential real estate	3	3	8	10
Premium finance receivables - commercial	159	220	5,802	637
Premium finance receivables - life insurance	—	—	12	—
Indirect consumer	75	29	183	160
Consumer and other	29	43	104	124

Total recoveries	747	786	7,985	2,682

Net charge-offs, excluding covered loans	(26,910)	(21,437)	(78,292)	(86,136)

Allowance for loan losses at period end	$118,649	$110,432	$118,649	$110,432

Allowance for unfunded lending-related commitments at period end	$13,402	$2,375	$13,402	$2,375

Allowance for credit losses at period end	$132,051	$112,807	$132,051	$112,807

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	1.60%	0.60	1.63%	0.88%
Commercial real estate	1.69	1.84	1.89	1.90
Home equity	0.47	0.53	0.46	0.66
Residential real estate	0.80	0.07	0.68	0.20
Premium finance receivables - commercial	0.42	0.39	(0.06)	2.12
Premium finance receivables - life insurance	0.01	0.02	0.02	0.01
Indirect consumer	(0.33)	1.08	0.01	0.99
Consumer and other	0.84	1.01	0.75	0.57

Total loans, net of unearned income, excluding covered loans	1.05%	0.89	1.05%	1.23%

Net charge-offs as a percentage of the provision for credit losses	95.21%	83.97	96.29%	89.85%

Loans at period-end			$10,272,711	$9,461,155
Allowance for loan losses as a percentage of loans at period end			1.15%	1.17%
Allowance for credit losses as a percentage of loans at period end			1.29%	1.19%

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

Effects of Economic Recession and Real Estate Market:

The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of September 30, 2011, home equity loans and residential mortgages comprised 8% and 3%, respectively, of the Company’s total loan portfolio. At September 30, 2011 (excluding covered loans), approximately only 3.2% of all of the Company’s residential mortgage loans and approximately only 2.6% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.

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

Restructured Loans

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

(Dollars in thousands)	September 30, 2011	June 30, 2011	September 30, 2010
Accruing:
Commercial	$7,726	$12,396	$7,690
Commercial real estate	74,307	72,363	65,149
Residential real estate and other	3,326	1,079	1,121

Total accrual	$85,359	$85,838	$73,960

Non-accrual: (1)
Commercial	$3,793	$3,587	$3,959
Commercial real estate	13,322	12,308	13,812
Residential real estate and other	1,918	1,311	1,935

Total non-accrual	$19,033	$17,206	$19,706

Total restructured loans:
Commercial	$11,519	$15,983	$11,649
Commercial real estate	87,629	84,671	78,961
Residential real estate and other	5,244	2,390	3,056

Total restructured loans	$104,392	$103,044	$93,666

(1)	Included in total non-performing loans.

At September 30, 2011, the Company had $104.4 million in loans with modified terms. The $104.4 million in modified loans represents 136 credit relationships in which economic concessions were granted to financially distressed borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with financially distressed borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. See Note 7 of the Financial Statements presented under Item 1 of this report for further details on the Company’s troubled debt restructurings.

Other Real Estate Owned

The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of September 30, 2011, June 30, 2011, and September 30, 2010 and shows the activity for the respective periods and the balance for each property type:

	0000000	0000000	0000000
	Three Months Ended
(Dollars in thousands)	September 30, 2011	June 30, 2011	September 30, 2010
Balance at beginning of period	$82,772	$85,290	$86,420
Disposal/resolved	(7,581)	(8,253)	(15,463)
Transfers in at fair value, less costs to sell	14,530	10,190	8,303
Additions from acquisition	10,302	—	—
Fair value adjustments	(3,099)	(4,455)	(2,606)

Balance at end of period	$96,924	$82,772	$76,654

	0000000	0000000	0000000
	Period End
(Dollars in thousands)	September 30, 2011	June 30, 2011	September 30, 2010
Residential real estate	$6,938	$7,196	$8,778
Residential real estate development	18,535	16,591	22,600
Commercial real estate	71,451	58,985	45,276

Total	$96,924	$82,772	$76,654

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

Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at September 30, 2011, December 31, 2010 and September 30, 2010 is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:

September 30, 2011	7.9%	3.2%	(3.5)%	(8.5)%

December 31, 2010	5.3%	2.4%	(2.9)%	(7.0)%

September 30, 2010	5.8%	2.7%	(3.0)%	(7.4)%

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

During the third quarter of 2011, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2011.

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

We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, FIFC. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2010, we had $1.3 billion of commercial insurance premium finance loans outstanding, which represented 13% of our total loan portfolio as of such date.

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

FIFC may be exposed to the risk of loss in our life insurance premium finance business because of fraud. While FIFC maintains a policy prohibiting the knowing financing of stranger-originated life insurance and has established procedures to identify and prevent the company from financing such policies, FIFC cannot be certain that it will never provide loans with respect to such a policy. In the event such policies were financed, a carrier could potentially put at risk the cash surrender value of a policy, which serves as FIFC’s primary collateral, by challenging the validity of the insurance contract for lack of an insurable interest.

See the below risk factor “Widespread financial difficulties or credit downgrades among commercial and life insurance providers could lessen the value of the collateral securing our premium finance loans and impair the financial condition and liquidity of FIFC” for a discussion of further risks associated with our insurance premium finance activities.

While FIFC is licensed as required and carefully monitors compliance with regulation of each of its businesses, there can be no assurance that FIFC will not be negatively impacted by material changes in the regulatory environment.

Additionally, to the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, our competitive position and results of operations could be adversely affected. FIFC’s life insurance premium finance business could be materially negatively impacted by changes in the federal or state estate tax provisions. There can be no assurance that FIFC will be able to continue to compete successfully in its markets.

Widespread financial difficulties or credit downgrades among commercial and life insurance providers could lessen the value of the collateral securing our premium finance loans and impair the financial condition and liquidity of FIFC.

FIFC’s premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers, however one of the insurers represents approximately 15% of such balances and two additional insurers each represent approximately 5% of such balances. FIFC consistently monitors carrier ratings and financial performance of our carriers. While FIFC can mitigate its risks as a result of this monitoring, the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced and FIFC is subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2011 the Company entered into an Agreement and Plan of Merger to acquire Great Lakes Advisors, Inc (“Great Lakes Advisors”). The transaction closed on July 1, 2011. At closing, the Company issued 529,087 shares of common stock to the shareholders of Great Lakes Advisors as consideration for the merger. Based on representations and warranties made by the shareholders of Great Lakes Advisors, including representations to the Company as to their accredited investor status, their investment intent and financial sophistication, the common stock was issued in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D.

On July 26, 2011 the Company entered into an Agreement and Plan of Merger to acquire Elgin State Bancorp, Inc. (“ESBI”). The transaction closed on September 30, 2011. At closing, the Company issued 353,650 shares of common stock to the shareholders of ESBI as consideration for the merger. Based on representations and warranties made by the shareholders of ESBI, including representation to the Company as to their accredited investor status, their investment intent and financial sophistication, the common stock was issued in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D.

Item 6: Exhibits:

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011).

3.2	Amended and Restated By-laws of Wintrust Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2011).

10.1	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).

10.2	Fourth Amendment Agreement, dated as of October 28, 2011, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION

(Registrant)

Date: November 9, 2011	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)