Form 10-K
period 2011-12-31
WINTRUST FINANCIAL CORP
filed 2012-02-29
CIK 1015328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $32.18, as reported by the NASDAQ Global Select Market, was $1,102,160,430.

As of February 22, 2012, the registrant had 36,293,039 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 24, 2012 are incorporated by reference into Part III.

PART I

ITEM I. BUSINESS

Overview

Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Lake Forest, Illinois, with total assets of approximately $15.9 billion as of December 31, 2011. We conduct our businesses through three segments: community banking, specialty finance and wealth management.

We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area and in southeastern Wisconsin (“our Market Area”) through our fifteen wholly owned banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. (“Barrington Bank”),. For the years ended December 31, 2011, 2010 and 2009, the community banking segment had net revenues of $568 million, $520 million and $393 million, respectively, and net income (loss) of $84 million, $71 million and $(26 million), respectively. The community banking segment had total assets of $15.2 billion, $13.3 billion and $12.0 billion as of December 31, 2011, 2010 and 2009, respectively. The community banking segment accounted for 87% of our net revenues for the year ended December 31, 2011. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations.

We provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”), and short-term accounts receivable financing (“Tricom finance receivables”) and outsourced administrative services through our wholly owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2011, 2010 and 2009, the specialty finance segment had net revenues of $116 million, $104 million and $232 million, respectively, and net income of $46 million, $33 million and $120 million, respectively. The specialty finance segment had total assets of $3.3 billion, $2.9 billion and $2.2 billion as of December 31, 2011, 2010 and 2009, respectively. It accounted for 18% of our net revenues for the year ended December 31, 2011. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations.

We provide a full range of wealth management services primarily to customers in our Market Area through three separate subsidiaries, including The Chicago Trust Company, N.A. (“CTC”), Wayne Hummer Investments, LLC (“WHI”) and Great Lakes Advisors, LLC (“Great Lakes Advisors”). For the years ended December 31, 2011, 2010 and 2009, the wealth management segment had net revenues of $63 million, $58 million and $51 million, respectively, and net income of $7 million, $7 million and $6 million, respectively. The wealth management segment had total assets of $92 million, $65 million and $62 million as of December 31, 2011, 2010 and 2009, respectively. It accounted for 10% of our net revenues for the year ended December 31, 2011. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations.

Our Business

Community Banking

Through our banks, we provide community-oriented, personal and commercial banking services to customers located in our Market Area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. The banks have a community banking and marketing strategy. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our decentralized corporate structure to our advantage, in 2008, we announced the creation of our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer’s deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. In 2010, we opened a downtown Chicago office to work with each of our banks to capture core commercial and industrial business. Our commercial and industrial lenders in our downtown office operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. The banks also offer home equity, home mortgage, consumer, and real estate loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

We developed our banking franchise through de novo organization of nine banks and the purchase of eight banks, two of which was merged into an existing Wintrust bank. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank and Trust Company (“Lake Forest Bank”) was founded in December 1991 to service the Lake Forest and Lake Bluff communities. As of December 31, 2011, we had 99 banking locations.

We now own fifteen banks, including nine Illinois-chartered banks, Lake Forest Bank, Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of The Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and five nationally chartered banks, Barrington Bank, Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”).

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

We also engage in the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, and provide other loan closing services to a network of mortgage brokers. Mortgage banking operations are also performed within certain banks. Wintrust Mortgage, a division of Barrington Bank, sells many of its loans with servicing released. Some of our banks engage in loan servicing, as a portion of the loans sold by the banks into the secondary market are sold with the servicing of those loans retained. Wintrust Mortgage maintains principal origination offices in a number of states, including Illinois, and originates loans in states through correspondent channels. Wintrust Mortgage also established offices at several of the banks and provides the banks with the ability to use an enhanced loan origination and documentation system. This allows Wintrust Mortgage and the banks to better utilize existing operational capacity and improve the product offering for the banks’ customers.

We also offer several niche lending products through the banks. These include Barrington Bank’s Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank’s mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, Crystal Lake Bank’s North American Aviation Financing division which provides small aircraft lending, Lake Forest Bank’s franchise lending program which provides lending primarily to restaurant franchisees and Hinsdale Bank’s indirect auto lending program originates new and used automobile loans, generated through a network of automobile dealers located in the Chicago metropolitan area, secured by new and used vehicles and diversified among many individual borrowers. We did not originate indirect auto loans from the third quarter of 2008 through the third quarter of 2010, but restarted loans under this program as market conditions became more favorable. In aggregate, these other specialty loans generated through divisions of the banks comprised approximately 4.6% of our loan and lease portfolio at December 31, 2011.

Specialty Finance

We conduct our specialty finance businesses through indirect non-bank subsidiaries. Our wholly owned subsidiary, FIFC, engages in the premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance.

In its commercial insurance premium finance operations, FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. Approved medium and large insurance agents and brokers located throughout the United States assist FIFC in arranging each commercial premium finance loan between the borrower and FIFC. FIFC evaluates each loan request according to its own underwriting criteria including the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower’s previous payment history, if any, and other factors deemed appropriate. Upon approval of the loan by FIFC, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIFC may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIFC’s behalf. In some cases the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIFC in the event of a default by the borrower. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIFC may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of any fraud.

The commercial and property premium finance business is subject to regulation in the majority of states. Regulation typically governs notices to borrowers prior to cancellation of a policy, notices to insurance companies, maximum interest rates and late fees and approval of loan documentation. FIFC is licensed or otherwise qualified to provide financing of commercial insurance policies in all 50 states states and FIFC’s compliance department regularly monitors changes to regulations and updates policies and programs accordingly.

In 2007, FIFC began financing life insurance policy premiums generally used for estate planning purposes of high net-worth borrowers. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The cash surrender value of the life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. In 2009, FIFC significantly expanded its life insurance premium finance business by purchasing a portfolio of domestic life insurance premium finance loans with an aggregate unpaid principal balance of approximately $1.0 billion and certain related assets from two affiliates of American International Group, Inc. (“AIG”), for an aggregate purchase price of $745.9 million.

The life insurance premium finance business is governed under banking regulations but is not subject to additional systemic regulation. FIFC’s compliance department regularly monitors the regulatory environment and the company’s compliance with existing regulations. FIFC maintains a policy prohibiting the knowing financing of stranger-originated life insurance and has established procedures to identify and prevent the company from financing such policies. While a carrier could potentially put at risk the cash surrender value of a policy, which serves as FIFC’s primary collateral, by challenging the validity of the insurance contract for lack of an insurable interest, FIFC believes it has strong counterclaims against any such claims by carriers, in addition to recourse to borrowers and guarantors as well as to additional collateral in certain cases.

FIFC’s premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers, however one of the insurers represents approximately 15% of such balances and two additional insurers each represent approximately 5% of such balances. FIFC consistently monitors carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of FIFC’s life insurance premium finance policies provide for an event of default and allow FIFC to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIFC can restrict or eliminate additional loans to finance premiums to such carriers.

Through our wholly owned subsidiary, Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2011, Tricom processed payrolls with associated client billings of approximately $415 million and contributed approximately $7.7 million to our revenue, net of interest expense. Net revenue is based on our reportable segments and does not reflect intersegment eliminations.

In 2011, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 56%, 37% and 7%, respectively, of the total revenues of our specialty finance business.

Wealth Management Activities

We offer a full range of wealth management services through three separate subsidiaries, including trust and investment services, asset management and securities brokerage services. In February 2002, we acquired WHI and Wayne Hummer Asset Management Company which are headquartered in Chicago. Soon thereafter, in order to further expand our wealth management business, we acquired Lake Forest Capital Management Company, a registered investment advisor with approximately $300 million of assets under management at the time of acquisition and, in 2009, further added to our capabilities in this area with the purchase of certain assets and assumption of certain liabilities of Advanced Investment Partners, LLC which specializes in the active management of domestic equity investment strategies and expands our institutional investment business.

In July 2011, the Company acquired Great Lakes Advisors which merged with Wintrust’s existing asset management business. Great Lakes Advisors, our registered investment adviser, provides money management services and advisory services to individuals, mutual funds and institutional municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. At December 31, 2011, the Company’s wealth management subsidiaries had approximately $13.8 billion of assets under administration, which includes $2.0 billion of assets owned by the Company and its subsidiary banks.

CTC, our trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of our fifteen banks. CTC is subject to regulation, supervision and regular examination by the OCC.

WHI, our registered broker/dealer subsidiary, has been operating since 1931. Through WHI, we provide a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and as of December 31, 2011, established branch locations in offices at a majority of our banks. WHI also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.

Strategy and Competition

Historically, we have executed a growth strategy through branch openings and de novo bank formations, expansion of our wealth management and premium finance business, development of specialized earning asset niches and acquisitions of other community-oriented banks or specialty finance companies. However, beginning in 2006, we made a decision to slow our growth due to unfavorable credit spreads, loosened underwriting standards by many of our competitors, and intense price competition. In August 2008, we raised $50 million of private equity. This investment was followed shortly by an investment by the U.S. Department of Treasury (“Treasury”) of $250 million and a warrant to purchase 1,643,295 shares of Wintrust Common Stock through the Capital Purchase Program (“CPP”). The CPP investment was not necessary for our short-or long-term health. However, the CPP investment presented an opportunity for the Company. By providing us with a significant source of relatively inexpensive capital, the Treasury’s CPP investment allowed us to accelerate our growth cycle, expand lending and meet former Treasury Secretary Paulson’s stated purpose for the program, which was “designed to attract broad participation by healthy institutions” that “have plenty of capital to get through this period, but are not positioned to lend as widely as is necessary to support our economy.”

With this $300 million of additional capital, we began to increase our lending and deposits in late 2008. This additional capital allowed us to be in a position to take advantage of opportunities in a disrupted marketplace during 2009, 2010 and 2011 by:

•	Increasing our lending as other financial institutions pulled back;

•

Hiring quality lenders and other staff away from larger and smaller institutions that may have substantially deviated from a customer-focused approach or who may have substantially limited the ability of their staff to provide credit or other services to their customers;

•	Investing in dislocated assets such as the purchased life insurance premium finance portfolio and certain collateralized mortgage obligations; and

•	Purchasing banks and banking assets either directly or through the FDIC-assisted process in areas key to our geographic expansion.

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

As a mid-size financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. Since the beginning of 2009, we have continued to add more lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Consequently, management views technology as a great equalizer to offset some of the inherent advantages of its significantly larger competitors. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital raising capabilities.

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

Wintrust Mortgage, a division of Barrington Bank, as well as the mortgage banking functions within the banks, competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage’s size, bank affiliation, branding, technology, business development tools and reputation makes the firm well positioned to compete in this environment. While earnings will fluctuate with the rise and fall of long-term interest rates, mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.

In 2011, we furthered our growth strategy by purchasing, through certain of our banking subsidiaries, a number of additional banks and banking locations. In three FDIC-assisted transactions, we purchased a total of nine new banking locations, four in Chicago, one in Bloomingdale, Illinois, one in Itasca, Illinois, one in Norridge, Illinois, one in Park Ridge, Illlinois and one in Wood Dale, Illinois. Each of these acquisitions allowed us to expand our franchise into strategic locations on a cost-effective basis. In addition, we acquired three new banking locations in a non-FDIC-assisted transaction in Elgin, Illinois, that were merged into the Company’s wholly-owned subsidiary bank, St. Charles Bank. Also, in 2011, we acquired three closed banking facilities from the FDIC in Crystal Lake, Illinois, Schaumburg, Illinois and Des Plaines, Illinois that were re-opened for business by Wintrust in 2011. We believe that these strategic acquisitions will allow us to grow into contiguous markets which we do not currently service and expand our footprint.

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

Wealth Management Activities

Our wealth management companies (CTC, WHI and Great Lakes Advisors) compete with larger wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. We believe we can successfully compete for trust, asset management and brokerage business by offering personalized attention and customer service to small to midsize businesses and affluent individuals. We continue to recruit and hire experienced professionals from the larger Chicago area wealth management companies, which is expected to help in attracting new customer relationships.

Supervision and Regulation

Bank holding companies, banks and investment firms are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations and regulatory interpretations thereof. Any change in applicable laws or regulations may have a material effect on the business of commercial banks and bank holding companies, including the Company, the banks, FIFC, CTC, WHI, Great Lakes Advisors, Tricom and Wintrust Mortgage. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of banks and bank holding companies. This section discusses recent regulatory developments impacting the Company and its subsidiaries, including the Emergency Economic Stabilization Act and the Temporary Liquidity Guarantee Program (“TLGP”). Following that presentation, the discussion turns to the regulation and supervision of the Company and its subsidiaries under various federal and state rules and regulations applicable to bank holding companies, broker-dealer and investment advisors.

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

Bank Regulation; Bank Holding Company and Subsidiary Regulations

General. Lake Forest Bank, Hinsdale Bank, North Shore Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank are Illinois-chartered banks and as such they and their subsidiaries are subject to supervision and examination by the Illinois Secretary. Each of these Illinois-chartered banks is a member of the Federal Reserve and, as such, is subject to additional examination by the Federal Reserve as their primary federal regulator. Barrington Bank, Crystal Lake Bank, Schaumburg Bank, Beverly Bank, Old Plank Trail Bank and CTC are federally-chartered and are subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. Town Bank is a Wisconsin-chartered bank and a member of the Federal Reserve, and as such is subject to supervision by the Wisconsin Department and the Federal Reserve.

Financial Holding Company Regulations. The Company is a bank holding company that has elected to be treated by the Federal Reserve as a financial holding company for purposes of the Bank Holding Company Act of 1956, as amended, including regulations promulgated by the Federal Reserve (the “BHC Act”), as augmented by the provisions of the Gramm-Leach-Bliley Act (the “GLB Act”), which established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The Company became a financial holding company in 2002. Bank holding companies that elect to be treated as financial holding companies may engage in an expanded range of activities, including the businesses conducted by the wealth management subsidiaries. Financial holding companies, unlike traditional bank holding companies, can engage in certain activities without prior Federal Reserve approval, subject to certain post-commencement notice procedures. Effective July 2011, the Dodd- Frank Act requires a bank holding company that elects treatment as a financial holding company, including us, to be both well-capitalized and well-managed. This is in addition to the existing requirement that a financial holding company’s subsidiary banks be well-capitalized and well-managed as defined in the applicable regulatory standards. If these conditions are not maintained, and the financial holding company fails to correct any deficiency within 180 days, the Federal Reserve may require the Company to either divest control of its banking subsidiaries or, at the election of the Company, cease to engage in any activities not permissible for a bank holding company that is not a financial holding company. Moreover, during the period of non-compliance, the Federal Reserve can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained at least a satisfactory rating under the Community Reinvestment Act (“CRA”) at all of its controlled banking subsidiaries, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. In April 2008, the Company was notified that one of its bank subsidiaries received a “needs to improve” rating under the CRA, therefore, the Company is subject to restrictions on further expansion in certain situations.

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

Under the BHC Act, the banks are prohibited from engaging in certain tying arrangements in connection with an extension of credit, lease, sale of property or furnishing of services. That means that, except with respect to traditional banking products (loans, deposits or trust services), the banks may not condition a customer’s purchase of services on the purchase of other services from any of the banks or other subsidiaries of the Company.

It has been the policy of the Federal Reserve that the Company is expected to act as a source of financial and managerial strength to its subsidiaries, and to commit resources to support the subsidiaries. The Federal Reserve has taken the position that in implementing this policy, it may require the Company to provide such support even when the Company otherwise would not consider itself able to do so. The Dodd-Frank Act codified the requirement of holding companies, like the Company, to serve as a source of financial strength to their subsidiary depository institutions, which statutory requirement was effective in July 2011.

Interstate Acquisitions. The Dodd-Frank Act amended the BHC Act to require that a bank holding company be well-capitalized and well-managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of the bank holding company’s home state. This amendment was effective in July 2011.

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

As of December 31, 2011, the Company’s total capital to risk-weighted assets ratio was 13.0%, its Tier 1 Capital to risk-weighted asset ratio was 11.8% and its leverage ratio was 9.4%. Capital requirements for the banks generally parallel the capital requirements previously noted for bank holding companies. Each of the banks is subject to applicable capital requirements on a separate company basis. The federal banking regulators must take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. There are five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of December 31, 2011, each of the Company’s banks was categorized as “well capitalized.” In order to maintain the Company’s designation as a financial holding company, each of the banks is required to maintain capital ratios at or above the “well capitalized” levels.

Dividend Limitations. Because the Company’s consolidated net income consists largely of net income of the banks and its non-bank subsidiaries, the Company’s ability to pay dividends depends upon its receipt of dividends from these entities. Federal and state statutes and regulations impose restrictions on the payment of dividends by the Company, the banks and its non-bank subsidiaries. (See Bank Regulation; Additional Regulation of Dividends for further discussion of dividend limitations.)

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

Bank Regulation; Federal Deposit Insurance Act

General. The deposits of the banks are insured by the Deposit Insurance Fund (“DIF”) under the provisions of the Federal Deposit Insurance Act, as amended (the “FDIA”), and the banks are, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the Federal Reserve in the case of Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes, Town Bank and St. Charles Bank and the OCC in the case of Barrington Bank, Crystal Lake Bank, Schaumburg Bank, Beverly Bank, Old Plank Trail Bank, and CTC) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office and any change-in-control of an insured bank that is not subject to review by the Federal Reserve as a holding company regulator. The FDIA also gives the Federal Reserve, the OCC and the FDIC power to issue cease and desist orders against banks, holding companies or persons regarded as “institution affiliated parties.” A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. The appropriate federal regulatory authority with respect to each bank also supervises compliance with the provisions of federal law and regulations which, in addition to other requirements, place restrictions on loans by FDIC-insured banks (and their affiliates’) to their directors, executive officers and principal shareholders.

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

Standards for Safety and Soundness. The FDIA requires the federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDIA. The guidelines establish general standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. Additional restrictions on compensation applied to the Company as a result of its participation in the CPP. As a result of the Company’s exit from the CPP, these restrictions have been terminated. See “Extraordinary Government Programs — Capital Purchase Program.” However, the Dodd-Frank Act also imposes restrictions on and additional disclosure regarding incentive compensation. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an under-capitalized association is subject under the “prompt corrective action” provisions of the FDIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also adopted guidelines for asset quality and earnings standards.

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

Insurance of Deposit Accounts. Under the FDIA, as an FDIC-insured institution, each of the banks is required to pay deposit insurance premiums based on the risk it poses to the DIF. Each institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008, 2009 and 2010 and the temporary increase of general deposit insurance limits to $250,000 per depositor (made permanent by the Dodd-Frank Act), the DIF incurred substantial losses during recent years. The Dodd-Frank Act also contains several provisions that affect deposit insurance premiums, including a change in the assessment base for federal deposit insurance from the amount of insured deposits to average total consolidated assets less average tangible equity and an increase in the minimum reserve ratio of the DIF from 1.15% to 1.35% of insured deposits (with the FDIC having until September 30, 2020 to meet the new minimum) and the deletion of the statutory cap for the reserve ratio. On December 14, 2010, the FDIC released a final rule setting the designated reserve ratio at 2%, 65 basis points above the statutory minimum. On February 7, 2011, the FDIC adopted a final rule implementing the changes to the deposit assessment base under the Dodd-Frank Act. Under the final rule, which was effective on April 1, 2011, the change in the assessment base definition is accompanied by a change in assessment rates, which will initially range from 2.5 basis points to 45 basis points. The FDIC has indicated that these changes will generally not require an increase in the level of assessments, and may result in decreased assessments, for depository institutions (such as each of our bank subsidiaries) with less than $10 billion in assets. However, there is a risk that the banks’ deposit insurance premiums will continue to increase if failures of insured depository institutions continue to deplete the DIF.

In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annualized assessment rate is 0.66 cents per $100 of deposits for the first quarter of 2012.

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

De Novo Branching. The Dodd-Frank Act amended the FDIA and the National Bank Act to allow national banks and state banks, with the approval of their regulators, to establish de novo branches in states other than the bank’s home state as if such state was the bank’s home state.

Bank Regulation; Additional Regulation of Dividends

As Illinois state-chartered banks, Lake Forest Bank, North Shore Bank, Hinsdale Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank, each may not pay dividends in an amount greater than its current net profits after deducting bad debts out of undivided profits provided that its surplus equals or exceeds its capital. For the purpose of determining the amount of dividends that an Illinois bank may pay, bad debts are defined as debts upon which interest is past due and unpaid for a period of six months or more unless such debts are well-secured and in the process of collection. As a Wisconsin state-chartered bank, Town Bank may declare dividends out of its undivided profits, after provision for payment of all expenses, losses, required reserves, taxes and interest. In addition, if Town Bank’s dividends declared and paid in either of the prior two years exceeded net income for such year, then the bank may not declare a dividend that exceeds year-to-date net income except with written consent of the Wisconsin Division of Financial Institutions. Furthermore, federal regulations also prohibit any Federal Reserve member bank, including each of the Company’s Illinois-chartered banks and Town Bank, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years, less any required transfers to the surplus account unless there is approval by the Federal Reserve. Similarly, as national associations supervised by the OCC, each of Barrington Bank, Crystal Lake Bank, Beverly Bank, Schaumburg Bank, Old Plank Trail Bank and CTC may not declare dividends in any year in excess of its net income for the year plus the retained net income for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, nor may any of them declare a dividend in excess of undivided profits. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice or if it determines that the institution is undercapitalized.

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

Protection of Client Information. Many aspects of the Company’s business are subject to increasingly comprehensive legal requirements concerning the use and protection of certain client information including those adopted pursuant to the GLB Act as well as the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which amended the Fair Credit Reporting Act (“FCRA”). Provisions of the GLB Act require a financial institution to disclose its privacy policy to consumer-purpose customers and require that such customers be given a choice (through an opt-out notice) to forbid certain types of sharing of nonpublic personal information about them with certain nonaffiliated third persons. The Company and each of our banks and operating subsidiaries have a written privacy notice that is delivered to each of their customers when customer relationships begin, and annually thereafter, in compliance with the GLB Act. In accordance with that privacy notice, the Company and each of the banks protect the security of information about their customers, educate their employees about the importance of protecting customer privacy, and allow their customers to opt out of certain types of information sharing. The Company and each of the banks require business partners with whom they share such information to have adequate security safeguards and to abide by the redisclosure and reuse provisions of the GLB Act. The Company and each of the banks have developed and implemented programs to fulfill the expressed requests of customers and consumers to opt out of information sharing subject to the GLB Act. The federal banking regulators have interpreted the requirements of the GLB Act to require banks to take, and the Company and the banks are subject to state law requirements that require them to take, certain actions in the event that certain information about customers is compromised. If the federal or state regulators of the financial subsidiaries establish further guidelines for addressing customer privacy issues, the Company and/or each of the banks may need to amend their privacy policies and adapt their internal procedures. The Company and the banks may also be subject to additional requirements under state laws.

Moreover, like other lending institutions, the banks and certain other of our operating subsidiaries utilize credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA, and the FCRA also regulates credit reporting, prescreening, sharing of information between affiliates, and the use of affiliate data for marketing purposes. The FCRA was amended by the FACT Act in 2003, which added a number of regulatory requirements. The Company, the banks and certain of our operating subsidiaries may also be subject to additional requirements under similar state laws.

Community Reinvestment. Under the CRA, a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas: (a) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (b) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank and savings association acquisitions. An unsatisfactory record of performance may be the basis for denying or conditioning approval of an application by a financial institution or its holding company. The CRA also requires that all institutions make public disclosure of their CRA ratings. Each of the banks received a “satisfactory” or better rating from the Federal Reserve or the OCC on their most recent CRA performance evaluations except for North Shore which received a “needs improvement” rating. In response to this rating, North Shore has undertaken numerous efforts to improve the results of the next CRA evaluation, including, but not limited to, increased community development lending, investments and services, increased outreach, an enhanced marketing effort for low and moderate income communities and individuals, enhanced CRA training for bank staff and implementation of strong internal monitoring to proactively track progress. Because one of the banks received a “needs to improve” rating on its most recent CRA performance evaluation, and given the Company’s holding company status, the Company is now subject to restrictions on further expansion of the Company’s or the banks’ activities.

Federal Reserve System. The banks are subject to Federal Reserve regulations requiring depository institutions to maintain interest-bearing reserves against their transaction accounts (primarily NOW and regular checking accounts). As of December 31, 2011, the first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve for each of the banks) are exempt from the reserve requirements. A 3% reserve ratio applies to balances over $11.5 million up to and including $71.0 million and a 10% reserve ratio applies to balances in excess of $71.0 million.

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

Compliance with Consumer Protection Laws. The banks are also subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Fund Transfer Act, the Consumer Financial Protection Act, the Federal Trade Commission Act and analogous state statutes, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act and the Home Mortgage Disclosure Act. Wintrust Mortgage, as a division of Barrington Bank, must also comply with many of these consumer protection statutes and regulations. Violation of these statutes can lead to significant potential liability, in litigation by consumers as well as enforcement actions by regulators. Among other things, these acts:

•	require creditors to disclose credit terms in accordance with legal requirements;

•	require banks to disclose deposit account terms and electronic fund transfer terms in accordance with legal requirements;

•	limit consumer liability for unauthorized transactions;

•	impose requirements and limitations on the users of credit reports and those who provide information to credit reporting agencies;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit unfair, deceptive or abusive acts or practices;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

During the past several years, federal regulators finalized a number of significant amendments to the regulations implementing these statutes. Among other things, the Federal Reserve, the FDIC and the OCC have adopted new rules applicable to the banks (and in some cases, Wintrust Mortgage, as a division of Barrington Bank) that govern various aspects of consumer credit and rules that govern practices and disclosures with respect to overdraft programs. These rules may affect the profitability of our consumer banking activities.

There are currently pending proposals to further amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2011 or beyond. The Dodd-Frank Act established the Bureau within the Federal Reserve, and both transferred to the Bureau existing regulatory and supervisory authority with respect to many of these regulations, and gave the Bureau new authority under the Consumer Financial Protection Act. The Bureau may change existing regulations or issue new regulations or interpretations. In addition, other federal and state regulators have issued, and may in the future issue, guidance on these requirements, or other aspects of the Company’s business. The developments may impose additional burdens on the Company and its subsidiaries.

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

Broker-Dealer and Investment Adviser Regulation

WHI and Great Lakes Advisors are subject to extensive regulation under federal and state securities laws. WHI is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and the U.S. Virgin Islands. Both WHI and Great Lakes Advisors are registered as investment advisers with the SEC. In addition, WHI is a member of several self-regulatory organizations (“SROs”), including the Financial Industry Regulatory Authority (“FINRA”) and the Chicago Stock Exchange. Although WHI is required to be registered with the SEC, much of its regulation has been delegated to SROs that the SEC oversees, including FINRA and the national securities exchanges. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. WHI is also subject to regulation by state securities commissions in states in which it conducts business. WHI and Great Lakes Advisors are registered only with the SEC as investment advisers, but certain of their advisory personnel are subject to regulation by state securities regulatory agencies.

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

As a registered broker-dealer, WHI is subject to the SEC’s net capital rule as well as the net capital requirements of the SROs of which it is a member. Net capital rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. Rules of FINRA and other SROs also impose limitations and requirements on the transfer of member organizations’ assets. Compliance with net capital requirements may limit the Company’s operations requiring the intensive use of capital. These requirements restrict the Company’s ability to withdraw capital from WHI, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. WHI is a member of the Securities Investor Protection Corporation (“SIPC”), which subject to certain limitations, serves to oversee the liquidation of a member brokerage firm, and to return missing cash, stock and other securities owed to the firm’s brokerage customers, in the event a member broker-dealer fails. The general SIPC protection for customers’ securities accounts held by a member broker-dealer is up to $500,000 for each eligible customer, including a maximum of $250,000 for cash claims. SIPC does not protect brokerage customers against investment losses.

The Wintrust Mortgage division of Barrington Bank and WHI in its capacity as an investment adviser, are subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and stockholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser’s engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines.

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

Beginning in 2008 and continuing into 2011, there was significant disruption of credit markets on a national and global scale. Liquidity in credit markets was severely depressed. Major financial institutions sought bankruptcy protection, and a number of banks have failed and been placed into receivership or acquired. Other major financial institutions — including Fannie Mae, Freddie Mac, and AIG — have been entirely or partially nationalized by the federal government. The economic conditions in 2008 and 2009 have also affected consumers and businesses, including their ability to repay loans. This has been particularly true in the mortgage area. Real estate values have decreased in many areas of the country. There has been a large increase in mortgage defaults and foreclosure filings on a nationwide basis.

In response to these events, there have also been an unprecedented number of governmental initiatives designed to respond to the stresses experienced in financial markets in 2008 and 2009. Treasury, the Federal Reserve, the FDIC and other agencies have taken a number of steps to enhance the liquidity support available to financial institutions. The Company and the banks have participated in some of these programs, such as the CPP under the TARP. There have been other initiatives that have had an effect on credit markets generally, even though the Company has not participated. Most of these programs were discontinued in 2010. Federal and state regulators have also issued guidance encouraging banks and other mortgage lenders to make accommodations and re-work mortgage loans in order to avoid foreclosure. Additional guidance and other modifications issued under these foreclosure mitigation programs may affect the Company in 2012.

Employees

At December 31, 2011, the Company and its subsidiaries employed a total of 2,933 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

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

Investment Securities Portfolio

The following table presents the carrying value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2011, 2010 and 2009:

(Dollars in thousands)	2011	2010	2009
U.S. Treasury	$16,173	$96,097	$110,816
U.S. Government agencies	765,916	884,055	576,176
Municipal	60,098	52,303	65,336
Corporate notes and other:
Financial issuers	142,644	187,007	41,746
Retained subordinated securities	—	—	47,702
Other	27,292	74,908	—
Mortgage-backed: (1)
Agency	218,612	158,653	216,544
Non-agency CMOs	29,939	3,028	107,984
Non-agency CMOs—Alt A	—	—	50,778
Other equity securities	31,123	40,251	37,984
Total available-for-sale securities	$1,291,797	$1,496,302	$1,255,066

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2011 and 2010 are included by reference to Note 3 to the Consolidated Financial Statements included in the 2011 Annual Report to Shareholders, which is incorporated herein by reference. The fair value of available-for-sale securities as of December 31, 2011, by maturity distribution, is as follows:

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Other Equities	Total
U.S. Treasury	$10,019	6,154	—	—	—	—	16,173
U.S. Government agencies	71,188	423,043	33,401	238,284	—	—	765,916
Municipal	16,244	19,735	11,431	12,688	—	—	60,098
Corporate notes and other:
Financial issuers	14,372	64,247	50,676	13,349	—	—	142,644
Other	9,839	17,453	—	—	—	—	27,292
Mortgage-backed: (1)
Agency	—	—	—	—	218,612	—	218,612
Non-agency CMOs	—	—	—	—	29,939	—	29,939
Other equity securities	—	—	—	—	—	31,123	31,123
Total available-for-sale securities	$121,662	530,632	95,508	264,321	248,551	31,123	1,291,797

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2011:

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Other Equities	Total
U.S. Treasury	0.21%	1.31%	—	—	—	—	0.63%
U.S. Government agencies	0.44%	0.62%	3.84%	3.54%	—	—	1.65%
Municipal	2.24%	3.97%	4.76%	6.97%	—	—	4.29%
Corporate notes and other:
Financial issuers	4.00%	1.75%	3.50%	5.77%	—	—	2.97%
Other	1.66%	2.67%	—	—	—	—	2.31%
Mortgage-backed: (1)
Agency	—	—	—	—	4.25%	—	4.25%
Non-agency CMOs	—	—	—	—	1.63%	—	1.63%
Other equity securities	—	—	—	—	—	3.98%	3.98%
Total available-for-sale securities	1.18%	0.96%	3.77%	3.82%	3.93%	3.98%	2.42%

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

ITEM 1A.	RISK FACTORS

An investment in our securities is subject to risks inherent to our business. The material risks and uncertainties that management believes affect Wintrust are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair Wintrust’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.

Risks Related to Our Business and Operating Environment

Difficult economic conditions have adversely affected our company and the financial services industry in general and further deterioration in economic conditions may materially adversely affect our business, financial condition, results of operations and cash flows.

The U.S. economy was in a recession from the third quarter of 2008 to the second quarter of 2009, and economic activity continues to be restrained. The housing and real estate markets have also been experiencing extraordinary slowdowns since 2007. Additionally, unemployment rates remained historically high during these periods. These factors have had a significant negative effect on us and other companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil has led to an increase in charge-offs and has negatively impacted consumer confidence and the level of business activity. However, net charge-offs decreased to $103.3 million in 2011 from $109.7 million in 2010 and non-performing loans decreased to $120.1 million as of December 31, 2011 from $142.0 million as of December 31, 2010. Our balance of other real estate owned (“OREO”) was

$86.5 million at December 31, 2011 and $71.2 million at December 31, 2010. Continued weakness or further deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have given them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Since our business is concentrated in the Chicago metropolitan area and southeast Wisconsin metropolitan areas, further declines in the economy of this region could adversely affect our business.

Except for our premium finance business and certain other niche businesses, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan and southeast Wisconsin metropolitan areas. The local economic conditions in these areas significantly impact the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Specifically, most of the loans in our portfolio are secured by real estate located in the Chicago metropolitan area. Our local market area has experienced recent negative changes in overall market conditions relating to real estate valuation. These market conditions are exacerbated by the liquidation of troubled assets into the market, which creates additional supply and drives appraised valuations of real estate lower. Further declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors impacting these local markets could, in turn, have a material adverse effect on our financial condition and results of operations. Continued deterioration in the real estate markets where collateral for our mortgage loans is located could adversely affect the borrower’s ability to repay the loan and the value of the collateral securing the loan, and in turn the value of our assets.

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

Because our allowance for loan losses represents an estimate of probable losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly if there is continued deterioration in general economic or market conditions or events that adversely affect specific customers. In 2011, we charged off $103.3 million in loans (net of recoveries) and decreased our allowance for loan losses from $113.9 million at December 31, 2010 to $110.4 million at December 31, 2011. Our allowance for loan losses, excluding covered loans, represents 1.05% of total loans outstanding at December 31, 2011, compared to 1.19% at December 31, 2010. Estimating loan loss allowances for our newer banks is more difficult because rapidly growing and de novo bank loan portfolios are, by their nature, unseasoned. Therefore, our newer bank subsidiaries may be more susceptible to changes in estimates, and to losses exceeding estimates, than banks with more seasoned loan portfolios.

Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, if our estimates are inaccurate and our actual loan losses exceed the amount that is anticipated, our financial condition and liquidity could be materially adversely affected.

For more information regarding our allowance for loan losses, see “Loan Portfolio and Asset Quality” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A significant portion of our loan portfolio is comprised of commercial loans, the repayment of which is largely dependent upon the financial success and economic viability of the borrower.

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy remains weak for a prolonged period or experiences further deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $2.5 billion, or 22% of our total loan portfolio, at December 31, 2011, compared to $2.0 billion, or 21% of our total loan portfolio, at December 31, 2010.

Commercial loans are secured by different types of collateral related to the underlying business, such as accounts receivable, inventory and equipment. Should a commercial loan require us to foreclose on the underlying collateral, the unique nature of the collateral may make it more difficult and costly to liquidate, thereby increasing the risk to us of not recovering the principal amount of the loan. Accordingly, our business, results of operation and financial condition may be materially adversely affected by defaults in this portfolio.

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate markets could lead to additional losses, which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2011, approximately 31% of our total loan portfolio was secured by real estate, compared to approximately 34% as of December 31, 2010, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties. In particular, market conditions in the Chicago metropolitan area, in which a majority of our real estate loans are concentrated, have declined significantly beginning in 2007. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, which reduce the customer’s borrowing power and the value of the collateral securing the loan, for the last five years, we have experienced higher than normal levels of charge-offs and provisions for loan losses. Increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

Unanticipated changes in prevailing interest rates and the effects of changing regulation could adversely affect our net interest income, which is our largest source of income.

Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest source of net income, and was $461.4 million and $415.8 million for the years ended December 31, 2011 and 2010, respectively.

Each of our businesses may be affected differently by a given change in interest rates. For example, we expect that the results of our mortgage banking business in selling loans into the secondary market would be negatively impacted during periods of rising interest rates, whereas falling interest rates could have a negative impact on the net interest spread earned on deposits as we would be unable to lower the rates on many interest bearing deposit accounts of our customers to the same extent as many of our higher yielding asset classes.

Additionally, increases in interest rates may adversely influence the growth rate of loans and deposits, the quality of our loan portfolio, loan and deposit pricing, the volume of loan originations in our mortgage banking business and the value that we can recognize on the sale of mortgage loans in the secondary market.

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $13.6 million, $2.2 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.

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

Continued weakness or worsening of the economy, real estate markets or unemployment levels may increase the likelihood that one or more of these events will occur. If our liquidity is adversely effected, it may have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to compete effectively, we will lose market share and income from deposits, loans and other products may be reduced. This could adversely affect our profitability and have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to identify favorable acquisitions or successfully integrate our acquisitions, our growth may be limited and our results of operations could suffer.

In the past several years, we have completed numerous acquisitions of banks, other financial service related companies and financial service related assets, including acquisitions of troubled financial institutions, as more fully described below. We expect to continue to make such acquisitions in the future. Wintrust seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions likely will result in Wintrust achieving slower growth. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Wintrust’s tangible book value and net income per common share may occur as a result of any future transaction. In addition, certain acquisitions may expose us to additional regulatory risks, including from foreign governments. Our ability to comply with any such regulations will impact the success of any such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

Our participation in FDIC-assisted acquisitions may present additional risks to our financial condition and results of operations.

As part of our growth strategy, we have made opportunistic partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC, including our recent acquisitions of Community First Bank, The Bank of Commerce and First Chicago Bank & Trust through our bank subsidiaries. These acquisitions, and any future FDIC-assisted transactions we may undertake, involve greater risk than traditional acquisitions because they are typically conducted on an accelerated basis, allowing less time for us to prepare for and evaluate possible transactions, or to prepare for integration of an acquired institution. These transactions also present risks of customer loss, strain on management resources related to collection and management of problem loans and problems related to the integration of operations and personnel of the acquired financial institutions. As a result, there can be no assurance that we will be able to successfully integrate the financial institutions we acquire, or that we will realize the anticipated benefits of the acquisitions. Additionally, while the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that we would not be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have dilutive effect on earnings per share. Furthermore, we may face competition from other financial institutions with respect to proposed FDIC-assisted transactions.

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

If our growth requires us to raise additional capital, that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations (see “-Risks Related to Our Regulatory Environment-If we fail to meet our regulatory capital ratios, we may be forced to raise capital or sell assets”) and as we grow, internally and through acquisitions, the amount of capital required to support our operations grows as well. We may need to raise additional capital to support continued growth both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time which are outside our control and on our financial condition and performance. If we cannot raise additional capital when needed, or on terms acceptable to us, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and negatively affected.

Disruption in the financial markets could result in lower fair values for our investment securities portfolio.

The Company’s available-for-sale securities are carried at fair value. Major disruptions in the capital markets experienced in the past three years have adversely affected investor demand for all classes of securities and resulted in volatility in the fair values of the Company’s investment securities.

Accounting standards require the Company to categorize these according to a fair value hierarchy. Over 96% of the Company’s available-for-sale securities were categorized in level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of these assets, which could lead to accounting charges and have a material adverse effect on the Company’s financial condition and results of operations.

The remaining securities in our investment securities portfolio were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. The current market disruptions make valuation of such securities even more difficult and subjective. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2011, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

There can be no assurance that decline in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges which could have a material negative effect on our business, financial condition and results of operations.

New lines of business and new products and services are essential to our ability to compete but may subject us to additional risks.

We continually implement new lines of business and offer new products and services within existing lines of business to offer our customers a competitive array of products and services. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could cause a loss of customers and have a material adverse effect on our business.

At the same time, there can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for such services are still developing. In developing and marketing new lines of business and/or new products or services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition, and results of operations.

Failures of our information technology systems may adversely effect our operations.

We are increasingly depending upon computer and other information technology systems to manage our business. We rely upon information technology systems to process, record and monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. While we perform a review of controls instituted by our critical vendors in accordance with industry standards, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Our systems may also be affected by events that are beyond our control, which may include, for example, computer viruses, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions and security breaches, our efforts may not be adequate to prevent problems that could materially adversely effect our business, financial condition and results of operations.

We depend on the accuracy and completeness of information we receive about our customers and counterparties to make credit decisions.

We rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions. This information could include financial statements, credit reports, and other financial information. We also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on our business, financial condition and results of operations.

If we are unable to attract and retain experienced and qualified personnel, our ability to provide high quality service will be diminished and our results of operations may suffer.

We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. Our business model is dependent upon our ability to provide high quality, personal service at our community banks. In addition, as a holding company that conducts its operations through our subsidiaries, we are focused on providing entrepreneurial-based compensation to the chief executives of each our business units. As a Company with start-up and growth oriented operations, we are cognizant that to attract and retain the managerial talent necessary to operate and grow our businesses we often have to compensate our executives with a view to the business we expect them to manage, rather than the size of the business they currently manage. Accordingly, executive compensation restrictions such as those we were subject to during our participation in the CPP, as well any restrictions we may subject to in the future, may negatively impact our ability to retain and attract senior management. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition.

We are subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. In the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. In addition, we own and operate a number of properties that may be subject to similar environmental liability risks.

Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s business, financial condition and results of operations.

Losses incurred in connection with actual or projected repurchases and indemnification payments related to mortgages that we have sold into the secondary market may exceed our financial statement reserves and we may be required to increase such reserves in the future. Increases to our reserves and losses incurred in connection with actual loan repurchases and indemnification payments could have a material adverse effect on our business, financial condition, results of operation or cash flows.

We engage in the origination and purchase of residential mortgages for sale into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. Due, in part, to recent increased mortgage payment delinquency rates and declining housing prices, we have been receiving such requests for loan repurchases and indemnification payments relating to the representations and warranties with respect to such loans. We have been able to reach settlements with a number of purchasers, and believe that we have established appropriate reserves with respect to indemnification requests. While we have recently received fewer requests for indemnification, it is possible that the number of such requests will increase or that we will not be able to reach settlements with respect to such requests in the future. Accordingly, it is possible that losses incurred in connection with loan repurchases and indemnification payments may be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchases and indemnification payments in the future. Increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Consumers may decide not to use banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely impacted by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including the Federal home Loan bank, commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition our credit risk may be exacerbated when collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. Any such losses could have material adverse effect on our business, financial condition and results of operations.

Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

The possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

De novo operations and branch openings often involve significant expenses and delayed returns and may negatively impact Wintrust’s profitability.

Our financial results have been and will continue to be impacted by our strategy of de novo bank formations and branch openings. While the recent financial crisis and interest rate environment has caused us to open fewer de novo banks, we expect to undertake additional de novo bank formations or branch openings when market conditions improve. Based on our experience, we believe that it generally takes over 13 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these new banks or branches will ever be profitable. Moreover, the FDIC’s recent issuance extending the enhanced supervisory period for de novo banks from three to seven years, including higher capital requirements during this period, could also delay a new bank’s ability to contribute to the Company’s earnings and impact the Company’s willingness to expand through de novo bank formation. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by startup costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to examinations and challenges by tax authorities, and changes in federal and state tax laws and changes in interpretation of existing laws can impact our financial results.

In the normal course of business, we, as well as our subsidiaries, are routinely subject to examinations from federal and state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to among other things tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations. Given the current economic and political environment and ongoing budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses and credits may have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting policies or accounting standards could materially adversely affect how we report our financial results and financial condition.

Our accounting policies are fundamental to understanding our financial results and financial condition. Some of these policies require use of estimates and assumptions that affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses. From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

We are a bank holding company, and our sources of funds, including to pay dividends, are limited.

We are a bank holding company and our operations are primarily conducted by and through our 15 operating banks, which are subject to significant federal and state regulation. Cash available to pay dividends to our stockholders, repurchase our shares or repay our indebtedness is derived primarily from dividends received from our banks and our ability to receive dividends from our subsidiaries is restricted. Various statutory provisions restrict the amount of dividends our banks can pay to us without regulatory approval. The banks may not pay cash dividends if that payment could reduce the amount of their capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the banks and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments. Our inability to receive dividends from the banks could adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Regulatory Environment

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

President Obama signed into law the Dodd-Frank Act on July 21, 2010. This law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, including heightened capital requirements, and to prepare numerous studies and reports for Congress. Although the impact of the Dodd-Frank Act will depend, in part, on the form of these rules and regulations, we expect compliance with the new law to increase our cost of doing business, and may reduce our ability to generate revenue-producing assets.

The Dodd-Frank Act changes federal preemption available for national banks and eliminates federal preemption for subsidiaries of national banks, which may subject the Company’s national banks and their subsidiaries, including Wintrust Mortgage, to additional state regulation. With regard to mortgage lending, the Dodd-Frank Act imposes new requirements regarding the origination and servicing of residential mortgage loans. The law creates a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation of the part of lenders to assess and verify a borrower’s “ability to repay” a residential mortgage loan.

The Dodd-Frank Act also enhances provisions relating to affiliate and insider lending restrictions and loans-to-one-borrower limitations. Federal banking law currently limits a national bank’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. It also eventually will prohibit state-chartered banks (including certain of the Company’s banking subsidiaries) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

Additional provisions of the Dodd-Frank Act are described in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Strategy—Financial Regulatory Reform.”

Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact that its requirements will have on our operations is unclear. However, its requirements may, individually or in the aggregate, have a material adverse effect upon the Company’s business, results of operations, cash flows and financial position.

Financial reform legislation may reduce our ability to market our products to consumers and may limit our ability to profitably operate our mortgage business.

The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection (the “Bureau”) within the Federal Reserve, which will regulate consumer financial products and services. On July 21, 2011, the consumer financial protection functions currently assigned to the federal banking and other designated agencies shifted to the Bureau. The Bureau now has broad rulemaking authority over a wide range of consumer protection laws that apply to banks and thrifts, including the authority to prohibit “unfair, deceptive or abusive acts or practices,” and to enact regulations to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. In particular, the Bureau may enact sweeping reforms in the mortgage broker industry which may increase the costs of engaging in these activities for all market participants, including our subsidiaries. Additionally, the Bureau has broad supervisory, examination and enforcement authority. State attorneys general and other state officials will also be authorized to enforce consumer protection rules issued by the Bureau.

Recently enacted financial reform legislation will result in increased capital requirements and is expected to increase our costs of doing business.

The Dodd-Frank Act requires the issuance of new banking regulations regarding the establishment of minimum leverage and risk-based capital requirements for bank holding companies and banks. These regulations, which are required to be effective within 18 months from the enactment of the Dodd-Frank Act, are required to be no less stringent than current capital requirements applied to insured depository institutions and may, in fact, be higher when established by the agencies. Although Wintrust’s outstanding trust preferred securities will remain eligible for Tier 1 capital treatment, any future issuances of trust preferred securities will not be Tier 1 capital. The Dodd-Frank Act also requires the regulatory agencies to seek to make capital requirements for bank holding companies and insured institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. In December 2011, the Federal Reserve issued proposed rules requiring annual stress tests. If implemented as proposed, these rules will result in increased compliance costs.

International initiatives regarding bank capital requirements may require heightened capital

In December 2010 and January 2011, the Basel Committee on Banking Supervision published reforms regarding changes to bank capital, leverage and liquidity requirements, commonly referred to as “Basel III.” The Basel III rules are intended to apply to large, internationally active banking organizations, and are not generally expected to apply to us. If implemented without change by U.S. banking regulators, the provisions of Basel III may have significant impact on requirements applicable to such large organizations including heightened requirements regarding Tier 1 common equity, and alterations to bank liquidity standards. In addition, while we do not expect to be subject to Basel III, in implementing Basel III, the U.S. federal banking agencies may decide to make similar changes to the capital requirements applicable to other banking organizations, including us.

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

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline of its deposit insurance fund to historical lows. In addition, the Emergency Economic Stabilization Act of 2008, as amended, increased the limit on FDIC coverage to $250,000 per depositor through December 31, 2013 (made permanent by the Dodd-Frank Act). These developments have caused our FDIC insurance premiums to increase, and may cause additional increases. Certain provisions of the Dodd-Frank Act may further affect our FDIC insurance premiums. The Dodd- Frank Act includes provisions that change the assessment base for federal deposit insurance from the amount of insured deposits to average total consolidated assets less average tangible capital, eliminate the maximum size of the DIF, eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increase the minimum reserve ratio of the DIF from 1.15% to 1.35%. Beginning in late 2010, the FDIC has issued regulations implementing some of these changes. The FDIC has indicated that the changes to the assessment base, and accompanying changes to the assessment rates, will generally not require an increase in the level of assessments, and may result in decreased assessments, for depository institutions with less than $10 billion in assets (such as each of our bank subsidiaries). However, there is a risk that the banks’ deposit insurance premiums will continue to increase if failures of insured depository institutions continue to deplete the DIF. Any such increase may negatively impact our financial condition and results of operations.

Risks Related to Our Niche Businesses

Our premium finance business may involve a higher risk of delinquency or collection than our other lending operations, and could expose us to losses.

We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, FIFC. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2011, we had $1.4 billion of commercial insurance premium finance loans outstanding, which represented 13% of our total loan portfolio as of such date.

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

FIFC’s premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers; however, one of the insurers represents approximately 15% of such balances and one additional insurer represents approximately 5% of such balances. FIFC consistently monitors carrier ratings and financial performance of our carriers. While FIFC can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIFC is also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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

Our Wealth Management Business in general, and WHI’s brokerage operation, in particular, exposes us to certain risks associated with the securities industry.

Our wealth management business in general, and WHI’s brokerage operations in particular, present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect our wealth management operations. Each of our wealth management operations is dependent on a small number of professionsals whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our results of operations. In addition, we are subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were too actively traded. These risks increase when the market, as as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by our wealth management operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located in the banking facilities of Lake Forest Bank. Certain corporate functions are also located at the various bank subsidiaries and as well as an office building complex in Rosemont, Illinois acquired by the Company in June 2011. The Company is in the process of occupying the Rosemont building and anticipates that during 2012 the Company’s corporate headquarters will relocate to the Rosemont building.

The Company’s banks operate through 99 banking facilities, the majority of which are owned. The Company owns 154 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. Excess space in certain properties is leased to third parties.

The Company’s wealth management subsidiaries have one location in downtown Chicago, one in Appleton, Wisconsin, and one in Florida, all of which are leased, as well as office locations at various of our banks. Wintrust Mortgage, a division of Barrington Bank, has 37 locations in ten states, all of which are leased, as well as office locations at various of our banks. FIFC has one location in Northbrook, Illinois which is owned and locations in Jersey City, New Jersey and Long Island, New York which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned. Wintrust Information Technology Services Company (“WITS”) has office locations in Villa Park, Illinois and Wood Dale, Illinois, both of which are owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2011 and 2010.

	2011		2010
	High	Low	High	Low
Fourth Quarter	$30.34	$24.30	$33.97	$28.40
Third Quarter	34.87	25.68	37.25	27.79
Second Quarter	37.34	30.08	44.93	33.05
First Quarter	36.97	31.13	38.47	29.86

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

Total Return Performance Comparison

(in percent)

	2006	2007	2008	2009	2010	2011
Wintrust Financial Corporation	100.00	69.66	44.25	66.10	71.14	61.15
NASDAQ — Total US	100.00	108.47	66.35	95.38	113.19	113.81
NASDAQ — Bank Index	100.00	79.26	57.79	48.42	57.29	51.19

Approximate Number of Equity Security Holders

As of February 22, 2012 there were approximately 1,514 shareholders of record of the Company’s common stock.

Dividends on Common Stock

The Company’s Board of Directors approved the first semiannual dividend on the Company’s common stock in January 2000 and has continued to approve a semi-annual dividend since that time. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of our 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (the “Series A Preferred Stock”), the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility amended on October 28, 2011, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility.

Following is a summary of the cash dividends paid in 2011 and 2010:

Record Date	Payable Date	Dividend per Share
February 11, 2010	February 25, 2010	$0.09
August 12, 2010	August 26, 2010	$0.09
February 10, 2011	February 24, 2011	$0.09
August 11, 2011	August 25, 2011	$0.09

In January 2012, the Company’s Board of Directors approved a semi-annual dividend of $0.09 per share. The dividend was paid on February 23, 2012 to shareholders of record as of February 9, 2012.

Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The banks’ ability to pay dividends is regulated by banking statutes. See “Bank Regulation; Additional Regulation of Dividends” on page 12 of this Form 10-K. During 2011, 2010 and 2009, the banks paid $27.8 million, $11.5 million and $100.0 million, respectively, in dividends to the Company.

Reference is also made to Note 20 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in this Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2011. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Selected Financial Condition Data (at end of period):
Total assets	$15,893,808	$13,980,156	$12,215,620	$10,658,326	$9,368,859
Total loans, excluding covered loans	10,521,377	9,599,886	8,411,771	7,621,069	6,801,602
Total deposits	12,307,267	10,803,673	9,917,074	8,376,750	7,471,441
Junior subordinated debentures	249,493	249,493	249,493	249,515	249,662
Total shareholders’ equity	1,543,533	1,436,549	1,138,639	1,066,572	739,555

Selected Statements of Income Data:
Net interest income	$461,377	$415,836	$311,876	$244,567	$261,550
Net revenue (1)	651,075	607,996	629,523	344,245	341,493
Pre-tax adjusted earnings (2)	225,451	199,033	124,696	97,008	100,791
Net income	77,575	63,329	73,069	20,488	55,653
Net income per common share – Basic	2.08	1.08	2.23	0.78	2.31
Net income per common share – Diluted	1.67	1.02	2.18	0.76	2.24

Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (2)	3.42%	3.37%	3.01%	2.81%	3.11%
Non-interest income to average assets	1.27%	1.42%	2.78%	1.02%	0.85%
Non-interest expense to average assets	2.82%	2.82%	3.01%	2.63%	2.57%
Net overhead ratio (3)	1.55%	1.40%	0.23%	1.60%	1.72%
Efficiency ratio (2) (4)	64.58%	63.77%	54.44%	73.00%	71.05%
Return on average assets	0.52%	0.47%	0.64%	0.21%	0.59%
Return on average common equity	5.11%	3.01%	6.70%	2.44%	7.64%

Average total assets	$14,920,160	$13,556,612	$11,415,322	$9,753,220	$9,422,277
Average total shareholders’ equity	1,484,720	1,352,135	1,081,792	779,437	727,972
Average loans to average deposits ratio (excluding covered loans)	88.3%	91.1%	90.5%	94.3%	90.1%
Average loans to average deposits ratio (including covered loans)	92.8	93.4	90.5	94.3	90.1

Common Share Data at end of period:
Market price per common share	$28.05	$33.03	$30.79	$20.57	$33.13
Book value per common share (2)	$34.23	$32.73	$35.27	$33.03	$31.56
Tangible common book value per share (2)	$26.72	$25.80	$23.22	$20.78	$19.02
Common shares outstanding	35,978,349	34,864,068	24,206,819	23,756,674	23,430,490

Other Data at end of period: (7)
Leverage Ratio	9.4%	10.1%	9.3%	10.6%	7.7%
Tier 1 Capital to risk-weighted assets	11.8%	12.5%	11.0%	11.6%	8.7%
Total capital to risk-weighted assets	13.0%	13.8%	12.4%	13.1%	10.2%
Tangible Common Equity ratio (TCE) (2) (6)	7.5%	8.0%	4.7%	4.8%	4.9%
Allowance for credit losses (5)	$123,612	$118,037	$101,831	$71,353	$50,882
Non-performing loans	120,084	141,958	131,804	136,094	71,854
Allowance for credit losses(5) to total loans, excluding covered loans	1.17%	1.23%	1.21%	0.94%	0.75%
Non-performing loans to total loans, excluding covered loans	1.14%	1.48%	1.57%	1.79%	1.06%

Number of:
Bank subsidiaries	15	15	15	15	15
Non-bank subsidiaries	7	8	8	7	8
Banking offices	99	86	78	79	77

(1)	Net revenue includes net interest income and non-interest income

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.

(3)

The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for unfunded lending-related commitments, but excluding the allowance for covered loan losses.

(6)	Total shareholders’ equity minus preferred stock and total intangible assets divided by total assets minus total intangible assets

(7)	Asset quality ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	the financial success and economic viability of the borrowers of our commercial loans;

•	the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for loan and lease losses;

•

changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	any negative perception of the Company’s reputation or financial strength;

•	ability to raise additional capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;

•	adverse effects on our information technology systems resulting from failures, human error or tampering;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	the ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the possibility that certain European Union member states will default on their debt obligations, which may affect the Company’s liquidity, financial conditions and results of operations;

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

•	examinations and challenges by tax authorities;

•	changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements;

•	the ability of the Company to receive dividends from its subsidiaries;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

•

legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those resulting from the Dodd-Frank Act;

•	restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business resulting from the Dodd-Frank Act;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;

•	changes in capital requirements resulting from Basel II and III initiatives;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	the Company’s ability to comply with covenants under its securitization facility and credit facility;

•	fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation; and

•	significant litigation involving the Company.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2011. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Form 10-K.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			% or Basis Point (bp)change	% or Basis Point (bp)change
(Dollars in thousands, except per share data)	2011	2010	2009	2010 to 2011	2009 to 2010
Net income	$77,575	$63,329	$73,069	22%	(13)%
Net income per common share — Diluted	1.67	1.02	2.18	64	(53)
Pre-tax adjusted earnings (1)	225,451	199,033	124,696	13	60
Net revenue (2)	651,075	607,996	629,523	7	(3)
Net interest income	461,377	415,836	311,876	11	33
Net interest margin (1)	3.42%	3.37%	3.01%	5bp	36bp
Net overhead ratio (3)	1.55	1.40	0.23	15	117
Efficiency ratio (1) (4)	64.58	63.77	54.44	81	933
Return on average assets	0.52	0.47	0.64	5	(17)
Return on average common equity	5.11	3.01	6.70	210	(369)

At end of period
Total assets	$15,893,808	$13,980,156	$12,215,620	14%	14%
Total loans, excluding loans held-for-sale, excluding covered loans	10,521,377	9,599,886	8,411,771	10	14
Total loans, including loans held-for-sale, excluding covered loans	10,841,901	9,971,333	8,687,486	9	15
Total deposits	12,307,267	10,803,673	9,917,074	14	9
Total shareholders’ equity	1,543,533	1,436,549	1,138,639	7	26
Tangible common equity ratio (TCE) (2)	7.5%	8.0%	4.7%	(50)bp	330 bp
Book value per common share (1)	34.23	32.73	35.27	5%	(7)%
Tangible common book value per common share (1)	26.72	25.80	23.22	4	11
Market price per common share	28.05	33.03	30.79	(15)	7

(1)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio

(2)	Net revenue is net interest income plus non-interest income

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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2011	2010	2009	2008	2007

Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$605,793	$593,107	$527,614	$514,723	$611,557
Taxable-equivalent adjustment:
-Loans	458	334	462	645	826
-Liquidity management assets	1,224	1,377	1,720	1,795	2,388
-Other earning assets	12	17	38	47	13

Interest Income — FTE	$607,487	$594,835	$529,834	$517,210	$614,784
(B) Interest Expense (GAAP)	144,416	177,271	215,738	270,156	350,007

Net interest income — FTE	$463,071	$417,564	$314,096	$247,054	$264,777

(C) Net Interest Income (GAAP) (A minus B)	$461,377	$415,836	$311,876	$244,567	$261,550

(D) Net interest margin (GAAP)	3.41%	3.35%	2.99%	2.78%	3.07%
Net interest margin — FTE	3.42%	3.37%	3.01%	2.81%	3.11%
(E) Efficiency ratio (GAAP)	64.75%	63.95%	54.64%	73.52%	71.74%
Efficiency ratio — FTE	64.58%	63.77%	54.44%	73.00%	71.05%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders' equity	$1,543,533	$1,436,549	$1,138,639	$1,066,572	$739,555
Less: Preferred stock	(49,768)	(49,640)	(284,824)	(281,873)	—
Less: Intangible assets	(327,538)	(293,765)	(291,649)	(290,918)	(293,941)

(F) Total tangible common shareholders’ equity	$1,166,227	$1,093,144	$562,166	$493,781	$445,614

Total assets	$15,893,808	$13,980,156	$12,215,620	$10,658,326	$9,368,859
Less: Intangible assets	(327,538)	(293,765)	(291,649)	(290,918)	(293,941)

(G) Total tangible assets	$15,566,270	$13,686,391	$11,923,971	$10,367,408	$9,074,918

Tangible common equity ratio (F/G)	7.5%	8.0%	4.7%	4.8%	4.9%

Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$128,033	$100,807	$117,504	$30,641	$83,824
Add: Provision for credit losses	102,638	124,664	167,932	57,441	14,879
Add: OREO expenses, net	26,340	19,331	18,963	2,023	111
Add: Recourse obligation on loans previously sold	439	10,970	937	—	4,210
Add: Covered loan expense	2,831	689	—	—	—
Add: Mortgage servicing rights fair value adjustments	4,673	2,955	2,031	2,364	1,029
Less: Loss (gain) from investment partnerships	600	(1,155)	(138)	234	—
Less: Gain on bargain purchases	(37,974)	(44,231)	(156,013)	—	—
Less: Trading (gains) losses	(337)	(5,165)	(26,788)	134	(265)
Less: (Gains) losses on available-for-sale securities, net	(1,792)	(9,832)	268	4,171	(2,997)

Pre-tax adjusted earnings	$225,451	$199,033	$124,696	$97,008	$100,791

Calculation of book value per share
Total shareholders’ equity	$1,543,533	$1,436,549	$1,138,639	$1,066,572	$739,555
Less: Preferred stock	(49,768)	(49,640)	(284,824)	(281,873)	—

(H) Total common equity	$1,493,765	$1,386,909	$853,815	$784,699	$739,555

Actual common shares outstanding	35,978	34,864	24,207	23,757	23,430
Add: TEU conversion shares	7,666	7,512	—	—	—

(I) Common shares used for book value calculation	43,644	42,376	24,207	23,757	23,430

Book value per share (H/I)	$34.23	$32.73	$35.27	$33.03	$31.56
Tangible common book value per share (F/I)	$26.72	$25.80	$23.22	$20.78	$19.02

OVERVIEW AND STRATEGY

Wintrust is a financial holding company that provides traditional community banking services, primarily in the Chicago metropolitan area and southeastern Wisconsin, and operates other financing businesses on a national basis through several non-bank subsidiaries. Additionally, Wintrust offers a full array of wealth management services primarily to customers in our Market Area.

2011 Highlights

The Company recorded net income of $77.6 million for the year of 2011 compared to $63.3 million and $73.1 million for the years of 2010 and 2009, respectively. The results for 2011 demonstrate continued operating strengths as credit related costs remain at levels similar to previous years, loans outstanding increased, demand deposits related to this loan growth increased, and the beneficial shift in our deposit mix away from single-product CD customers continued. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market. For more information, see “Overview and Strategy—Acquisition Transactions.”

The Company increased its loan portfolio, excluding covered loans, from $9.6 billion at December 31, 2010 to $10.5 billion at December 31, 2011. This increase was primarily a result of the Company’s commercial banking initiative, loans obtained in the acquisition of Elgin State Bank, as well as growth in the premium finance receivables – life insurance portfolio. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” of the Financial Statements presented under Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2011, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At December 31, 2011, the Company had overnight liquid funds and interest-bearing deposits with banks of $919.0 million compared to $1.0 billion at December 31, 2010.

The Company experienced a 32% decline in mortgage origination volumes in 2011 compared to the previous year. This decline in originations resulted from an industry-wide fall-off in residential real-estate loan originations as well as our exit from our wholesale mortgage origination channel in late 2010. Additionally, despite a continued low rate environment in 2011, many borrowers refinanced mortgages in 2010. Interest rates did not decrease significantly enough for borrowers to pursue another refinancing in 2011.

The Company recorded net interest income of $461.4 million in 2011 compared to $415.8 million and $311.9 million in 2010 and 2009, respectively. The higher level of net interest income recorded in 2011 compared to 2010 resulted from an increase in average earning assets of $1.1 billion. This average earning asset growth was primarily a result of the $671.9 million increase in average loans, $288.3 million of average covered loan growth from the FDIC-assisted bank acquisitions and a $169.7 million increase in liquidity management and other earning assets. Growth in the commercial and industrial portfolio of $330.8 million, in the life insurance premium finance portfolio of $266.8 million and in the commercial insurance premium finance loan portfolio of $145.4 accounted for the majority of the total average loan growth over the past 12 months. The average earning asset growth of $1.1 billion over the past 12 months was primarily funded by a $602.6 million increase in the average balances of interest-bearing deposits and an increase in the average balance of net free funds of $354.7 million.

Non-interest income totaled $189.7 million in 2011, decreasing $2.5 million, or 1%, compared to 2010. The change was primarily attributable to lower bargain purchase gains recorded during the current period relating to the FDIC-assisted transactions than during the comparable period as well as lower net gains on available-for-sale securities in 2011, partially offset by higher wealth management revenues and fees from covered call options in the current period. Non-interest income totaled $192.2 million in 2010, decreasing $125.5 million, or 40%, compared to 2009. The decrease in 2010 compared to 2009 was primarily attributable to the $156.0 million of bargain purchase gains recorded during 2009 related to the life insurance premium finance loan acquisition in 2009.

Non-interest expense totaled $420.4 million in 2011, increasing $37.9 million, or 10%, compared to 2010. The increase compared to 2010 was primarily attributable to a $22.0 million increase in salaries and employee benefits. The increase in salaries and employee benefits was, in turn, attributable to an $18.2 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the company grows and a $6.2 million increase in employee benefits (primarily health plan and payroll taxes related), partially offset by a $2.4 million decrease in bonus expense and commissions attributable to variable pay based revenue. Non-interest expense totaled $382.5 million in 2010, increasing $38.4 million, or 11%, compared to 2009. The increase compared to 2009 was primarily attributable to a $28.9 million increase in salaries and employee benefits. The increase in salaries and employee benefits was, in turn, attributable to a $12.6 million increase in bonus expense and commissions as variable pay based revenue increased (primarily wealth management revenue and mortgage banking revenue), an $11.4 million increase in salaries resulting from additional employees from the three FDIC-assisted transactions in 2010 and larger staffing as the company grows, and a $4.9 million increase in employee benefits (primarily health plan and payroll taxes related).

The Current Economic Environment

The Company’s results during 2011 continued to be impacted by the existing stressed economic environment and depressed real estate valuations that affected both the U.S. economy, generally, and the Company’s local markets, specifically. In response to these conditions, Management continued to carefully monitor the impact on the Company of the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment. In particular:

•

The Company’s 2011 provision for credit losses, excluding covered loans, totaled $97.9 million, a decrease of $26.8 million when compared to 2010 and a decrease of $70.0 million when compared to 2009. Net charge-offs, excluding covered loans, decreased to $103.3 million in 2011 (of which $92.0 million related to commercial and commercial real estate loans), compared to $109.7 million in 2010 (of which $78.4 million related to commercial and commercial real estate loans) and $137.4 million in 2009 (of which $122.9 million related to commercial and commercial real estate loans).

•

The Company decreased its allowance for loan losses, excluding covered loans to $110.4 million at December 31, 2011, reflecting a decrease of $3.5 million, or 3%, when compared to 2010. At December 31, 2011, approximately $56.4 million, or 51%, of the allowance for loan losses, excluding covered loans, was associated with commercial real estate loands and another $31.2 million, or 28%, was associated with commercial loans.

•

Wintrust has significant exposure to commercial real estate. At December 31, 2011, $3.5 billion, or 31%, of our loan portfolio was commercial real estate, with more than 92% located in our Market Area. The commercial real estate loan portfolio was comprised of $414.2 million related to land, residential and commercial construction, $554.4 million related to office buildings loans, $536.7 million related to retail loans, $555.8 million related to industrial use loans, $314.6 million related to multi-family loans and $1.1 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of December 31, 2011, the Company had approximately $66.5 million of non-performing commercial real estate loans representing approximately 2% of the total commercial real estate loan portfolio. $35.7 million, or 54%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•

Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $120.1 million (of which $66.5 million, or 55%, was related to commercial real estate) at December 31, 2011, a decrease of $21.9 million compared to December 31, 2010. Non-performing loans decreased as a result of the Company’s efforts to resolve problem loans through liquidation.

•

The Company’s other real estate owned, excluding covered other real estate owned, increased by $15.3 million, to $86.5 million during 2011, from $71.2 million at December 31, 2010. The increase in other real estate owned included $7.4 million of properties acquired in the acquisition of Elgin State Bank. The $86.5 million of other real estate owned as of December 31, 2011 was comprised of $19.9 million of residential real estate development property, $59.3 million of commercial real estate property and $7.3 million of residential real estate property.

During 2011, Management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. This strategic effort was implemented in 2009. Management believes that some financial institutions have taken a longer term view of problem loan situations, hoping to realize higher values on acquired collateral through extended marketing efforts or an improvement in market conditions. Management believed that the distressed macro-economic conditions would continue to exist in 2011 and that the banking industry’s continued elevated levels in non-performing loans would lead to many properties being sold by financial institutions, thus saturating the market and possibly driving fair values of non-performing loans and foreclosed collateral further downwards. Accordingly, since 2009 the Company has attempted to liquidate as many non-performing loans and assets as possible. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment. The Company continues to take advantage of the opportunities that many times result from distressed credit markets — specifically, a dislocation of assets, banks and people in the overall market.

The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $147.9 million as of December 31, 2011, increasing $1.0 million compared to the balance of $146.9 million as of December 31, 2010. Management is very cognizant of the volatility in and the fragile nature of the national and local economic conditions and that some borrowers can experience severe difficulties and default suddenly even if they have never previously been delinquent in loan payments. Accordingly, Management believes that the current economic conditions will continue to apply stress to the quality of the Company’s loan portfolio. Accordingly, Management plans to continue to direct significant attention toward the prompt identification, management and resolution of problem loans.

Additionally in 2011, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2011, approximately $130.5 million in loans had terms modified, with $119.9 million of these modified loans in accruing status. These actions helped financially stressed borrowers maintain their homes or businesses and kept these loans in an accruing status for the Company. The Company considers restructuring loans when it appears that both the borrower and the Company can benefit and preserve a solid and sustainable relationship. See Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for additional discussion of restructured loans.

An acceleration or continuation of real estate valuation and macroeconomic deterioration could result in higher default levels, a significant increase in foreclosure activity, and a material decline in the value of the Company’s assets.

Mortgage loan originations were lower in 2011 compared to 2010 and 2009, resulting in a decrease in gains on sales of loans in the current year. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The Company recognized $439,000 of expense related to loss indemnification claims in 2011 for loans previously sold, a decrease of $10.5 million compared to 2010 primarily from lower recourse obligations adjustments as the number of indemnification requests from investors declined as well as lower loss estimates on future indemnification requests. The Company has established a $2.5 million estimated liability, as of December 31, 2011, on loans expected to be repurchased from loans sold to investors, which is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loan and current economic conditions.

Community Banking

As of December 31, 2011, our community banking franchise consisted of 15 community banks with 99 locations. Through these banks, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas. Profitability of our community banking franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of establishing de novo banks.

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

Funding mix and related costs. Our most significant source of funding is core deposits, which are comprised of non-interest bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is our principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Our profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in the marketplace recently and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.

Level of non-performing loans and other real estate owned. The level of non-performing loans and other real estate owned can significantly impact our profitability as these loans and other real estate owned do not accrue any income, can be subject to charge-offs and write-downs due to deteriorating market conditions and generally result in additional legal and collections expenses. Given the current economic conditions, these costs, specifically problem loan expenses, have been at elevated levels in recent years.

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market. 2011 was characterized by the continuation of an industry wide decline in real-estate loan originations which resulted in a decrease in the Company’s real-estate loan originations in

2011 as compared to 2010. The decrease in mortgage banking revenue in the 2011 as compared to 2010 resulted primarily from a decrease in gain on sales of loans and other fees, which was driven by lower origination volumes in the current year. Partially offsetting the decrease in gains on sales of loans and other fees was a $10.5 million positive impact from lower recourse obligation adjustments as the number of indemnification requests from investors declined as well as lower loss estimates on future indemnification requests.

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

In determining the timing of the formation of de novo banks, the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. We began to slow the rate of growth of new locations in 2007 due to tightening net interest margins on new business which, in the opinion of management, did not provide enough net interest spread to be able to garner a sufficient return on our invested capital. From the second quarter of 2008 to the first quarter of 2010, we did not establish a new banking location either through a de novo opening or through an acquisition, due to the financial system crisis and recessionary economy and our decision to utilize our capital to support our existing franchise rather than deploy our capital for expansion through new locations which tend to operate at a loss in the early months of operation. Thus, while expansion activity from 2007 through 2009 had been at a level below earlier periods in our history, we have resumed the formation of additional branches and acquisitions of additional banks. See discussion of 2010 and 2011 acquisition activity in the “Overview and Strategy – Acquisition Transactions” section below.

In addition to the factors considered above, before we engage in expansion through de novo branches or banks we must first make a determination that the expansion fulfills our objective of enhancing shareholder value through potential future earnings growth and enhancement of the overall franchise value of the Company. Generally, we believe that, in normal market conditions, expansion through de novo growth is a better long-term investment than acquiring banks because the cost to bring a de novo location to profitability is generally substantially less than the premium paid for the acquisition of a healthy bank. Each opportunity to expand is unique from a cost and benefit perspective. FDIC-assisted acquisitions offer a unique opportunity for the Company to expand into new and existing markets in a non-traditional manner. Potential FDIC-assisted acquisitions are reviewed in a similar manner as a de novo branch or bank opportunities, however, FDIC-assisted acquisitions have the ability to immediately enhance shareholder value. Factors including the valuation of our stock, other economic market conditions, the size and scope of the particular expansion opportunity and competitive landscape all influence the decision to expand via de novo growth or through acquisition.

Specialty Finance

Through our specialty finance segment, we offer financing of insurance premiums for businesses and individuals; accounts receivable financing, value-added, out-sourced administrative services; and other specialty finance businesses. Our wholly owned subsidiary, FIFC, engages in the premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance. We conduct the remainder of our specialty finance businesses through indirect subsidiaries, which are subsidiaries of our banks.

Financing of Commercial Insurance Premiums

FIFC originated approximately $3.5 billion in commercial insurance premium finance receivables in 2011. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment is more susceptible to third party fraud than relationship lending. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company by the enhancement of various control procedures to mitigate the risks associated with this lending. The Company has conducted a thorough review of the premium finance — commercial portfolio and found no signs of similar situations. In the second quarter of 2011, the Company recovered $5.0 million from insurance coverage of the $15.7 million fraud loss. The Company continues to pursue additional recoveries, but does not anticipate any significant additional recoveries.

The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. Subsequent to December 31, 2009, this securitization transaction has been accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company. Accordingly, beginning on January 1, 2010, all of the assets and liabilities of the securitization entity have been included directly on the Company’s Consolidated Statements of Condition.

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

Financing of Life Insurance Premiums

In 2007, FIFC began financing life insurance policy premiums generally used for estate planning purposes of high net-worth borrowers. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for an aggregate purchase price of $745.9 million.

FIFC originated approximately $469.7 million in life insurance premium finance receivables in 2011. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and/or legal counsel. The cash surrender value of the life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. Similar to the commercial insurance premium finance receivables, the majority of life insurance premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

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

Wealth Management Activities

We currently offer a full range of wealth management services including trust and investment services, asset management services and securities brokerage services, through three separate subsidiaries including WHI, CTC and Great Lakes Advisors. In October 2010, the Company changed the name of its trust and investment services subsidiary, Wayne Hummer Trust Company, N.A., to the Chicago Trust Company, N.A. Additionally, in July 2011, the Company’s asset management company, Wayne Hummer Asset Management Company, changed its name to Great Lakes Advisors, LLC.

The primary influences on the profitability of the wealth management business can be associated with the level of commission received related to the trading performed by the brokerage customers for their accounts and the amount of assets under management for which asset management and trust units receive a management fee for advisory, administrative and custodial services. As such, revenues are influenced by a rise or fall in the debt and equity markets and the resulting increase or decrease in the value of our client accounts on which our fees are based. The commissions received by the brokerage unit are not as directly influenced by the directionality of the debt and equity markets but rather the desire of our customers to engage in trading based on their particular situations and outlooks of the market or particular stocks and bonds. Profitability in the brokerage business is impacted by commissions which fluctuate over time.

Federal Government, Federal Reserve and FDIC Programs

During the past three years, the federal government, the New York Fed and the FDIC have made a number of programs available to banks and other financial institutions in an effort to ensure a well-functioning U.S. financial system. The Company participated in three such programs. Two of these programs, the CPP of the Treasury and the New York Fed’s TALF, have provided the Company with a significant amount of relatively inexpensive funding, which the Company used to accelerate its growth cycle and expand lending.

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

Increased FDIC Insurance for Non-Interest-Bearing Transaction Accounts. Each of our bank subsidiaries have also benefited from federal programs which provide increased FDIC insurance coverage for certain deposit accounts. At present, the Dodd-Frank Act and implementing regulations issued by the FDIC provide unlimited federal insurance of the net amount of certain non-interest-bearing transaction accounts at all insured depository institutions, including our bank subsidiaries, through December 31, 2012. After December 31, 2012, depositors will receive federal insurance up to the standard maximum deposit insurance amount of $250,000, which increased amount was made permanent by the Dodd-Frank Act.

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

Among other things, the Dodd-Frank Act requires the issuance of new banking regulations regarding the establishment of minimum leverage and risk-based capital requirements for bank holding companies and banks. These regulations, which are required to be effective within 18 months from the enactment of the Dodd-Frank Act, are required to be no less stringent than current capital requirements applied to insured depository institutions and may, in fact, be higher when established by the agencies. Although Wintrust’s outstanding trust preferred securities will remain eligible for Tier 1 capital treatment, any future issuances of trust preferred securities will not be Tier 1 capital. The Dodd-Frank Act also requires the regulatory agencies to seek to make capital requirements for bank holding companies and insured institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. In December, 2011, the Federal Reserve issued proposed rules requiring annual stress tests and the establishment of a risk committee. If implemented as proposed, these rules will result in increased compliance costs.

Certain provisions of the Dodd-Frank Act have near-term effect on the Company. In particular, effective one year from the date of enactment, the Dodd-Frank Act eliminated U.S. federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending upon market response, this change could have an adverse impact on our interest expense. In addition, the Dodd-Frank Act includes provisions that changed the assessment base for federal deposit insurance from the amount of insured deposits to average total consolidated assets less average tangible capital, eliminated the maximum size of the DIF eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increased the minimum reserve ratio of the DIF from 1.15% to 1.35%. On December 14, 2010, the FDIC released a final rule setting the designated reserve ratio at 2%, 65 basis points above the statutory minimum. On February 7, 2011, the FDIC adopted a final rule implementing the changes to the deposit assessment base under the Dodd-Frank Act. The FDIC has indicated that these changes will generally not require an increase in the level of assessments, and may result in decreased assessments, for depository institutions (such as each of our bank subsidiaries) with less than $10 billion in assets.

In addition, the Dodd-Frank Act gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as our bank subsidiaries, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve issued final regulations that were effective in October 2011, and that limit interchange fees for electronic debit transactions to 21 cents plus .05% of the transaction, plus an additional 1 cent per transaction fraud adjustment. The rule also imposes requirements regarding routing and exclusivity of electronic debit transactions.

Additionally, the Dodd-Frank Act established the Bureau within the Federal Reserve, which will regulate consumer financial products and services. On July 21, 2011, many of the consumer financial protection functions currently assigned to the federal banking and other designated agencies shifted to the Bureau. The Bureau now has broad rulemaking authority over a wide range of consumer protection laws that apply to banks and thrifts, including the authority to prohibit “unfair, deceptive or abusive practices” to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. In particular, the Bureau may enact sweeping reforms in the mortgage broker industry which may increase the costs of engaging in these activities for all market participants, including our subsidiaries. Additionally, the Bureau has broad supervisory, examination and enforcement authority. In addition, state attorneys general and other state officials will be authorized to enforce consumer protection rules issued by the Bureau.

The Dodd-Frank Act changes federal preemption available for national banks and eliminates federal preemption for subsidiaries of national banks, which may subject the Company’s national banks and their subsidiaries, including Wintrust Mortgage, to additional state regulation. With regard to mortgage lending, the Dodd-Frank Act imposes new requirements regarding the origination and servicing of residential mortgage loans. The law creates a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation on the part of lenders to assess and verify a borrower’s “ability to repay” a residential mortgage loan.

The Dodd-Frank Act also enhanced provisions relating to affiliate and insider lending restrictions and loans to one borrower limitations. Federal banking law limits a national bank’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. It also eventually will prohibit state-chartered banks (including certain of the Company’s banking subsidiaries) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

In addition, the Dodd-Frank Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” which generally restricts certain banking entities, and their subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Volcker Rule becomes effective July 21, 2012. The draft implementing regulations for the Volcker Rule were issued by various regulatory agencies on October 11 and 12, 2011. Under the proposed regulations, we (or our affiliates) may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless we qualify for an exemption from the rule. We will not know the full impact of the Volcker Rule on our operations or financial condition until the final implementing regulations are adopted sometime in 2012.

Recent Actions Related to Capital and Liquidity

In December 2010 and January 2011, the Basel Committee on Banking Supervision published reforms regarding changes to bank capital, leverage and liquidity requirements, commonly referred to as “Basel III.” The Basel III rules are intended to apply to large, internationally active banking organizations, and should not apply to us. If implemented without change by U.S. banking regulators, the provisions of Basel III may have significant impact on requirements including heightened requirements applicable to such organizations regarding Tier 1 common equity, and alterations to bank liquidity standards. In addition, while we do not expect to be subject to Basel III, in implementing Basel III, the U.S. Federal banking agencies may decide to make similar changes to the capital requirements applicable to other banking organizations, including us.

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

Recent Acquisition Transactions

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

On March 25, 2011, the Company announced that its wholly-owned subsidiary bank, Advantage National Bank Group (“Advantage”), acquired certain assets and liabilities and the banking operations of The Bank of Commerce (“TBOC”) in an FDIC-assisted transaction. TBOC operated one location in Wood Dale, Illinois and had approximately $174.0 million in total assets and $164.7 million in total deposits as of the acquisition date. Advantage acquired substantially all of TBOC’s assets at a discount of approximately 14% and assumed all of the non-brokered deposits at a premium of approximately 0.1%. Advantage subsequently changed its name to Schaumburg Bank and Trust Company, N.A.

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

On August 6, 2010, the Company announced that its wholly-owned subsidiary bank, Northbrook Bank, acquired the banking operations of Ravenswood Bank (“Ravenswood”) in an FDIC-assisted transaction. Northbrook Bank acquired assets with a fair value of approximately $174 million, and assumed liabilities with a fair value of approximately $123 million. Additionally, on April 23, 2010, the Company acquired the banking operations of two entities in FDIC-assisted transactions. Northbrook Bank acquired assets with a fair value of approximately $157 million and assumed liabilities with a fair value of approximately $192 million of Lincoln Park Savings Bank (“Lincoln Park”). Wheaton Bank acquired assets with a fair value of approximately $344 million and assumed liabilities with a fair value of approximately $416 million of Wheatland Bank (“Wheatland”).

Loans comprise the majority of the assets acquired in FDIC-assisted transactions and are subject to loss sharing agreements with the FDIC where the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned, and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect to such assets in the loss share agreements. We refer to the loans subject to these loss-sharing agreements as “covered loans.” We use the term “covered assets” to refer to the total of covered loans, covered OREO and certain other covered assets. At their respective acquisition dates, the Company estimated the fair value of the reimbursable losses, which were approximately $273.3 million, $48.9 million and $6.7 million related to the First Chicago, TBOC and CFBC acquisitions, respectively. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of losses related to covered assets.

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

In 2010, the Company created the Purchased Assets Division comprised of experienced lenders and finance staff. The Purchased Asset Division is responsible for managing the loan portfolios acquired in FDIC-assisted transactions in addition to managing the financial and regulatory reporting of these transactions. For operations acquired in FDIC-assisted transactions, detailed reporting needs to be submitted to the FDIC on at least a quarterly basis for any assets which are subject to the loss-sharing agreements mentioned above. Reporting on the status of covered assets may continue for five to ten years from the date of acquisition depending on the type of assets acquired.

Other Transactions

On September 30, 2011, the Company completed its acquisition of Elgin State Bancorp, Inc. (“ESBI”). ESBI was the parent company of Elgin State Bank, which operated three banking locations in Elgin, Illinois. As part of the transaction, Elgin State Bank merged into the Company’s wholly-owned subsidiary bank, St. Charles, and the three acquired banking locations are operating as branches of St. Charles under the brand name Elgin State Bank. Elgin State Bank had approximately $263.2 million in assets and $241.1 million in deposits as of September 30, 2011.

On July 1, 2011, the Company acquired Great Lakes Advisors, a Chicago-based investment manager with approximately $2.4 billion in assets under management. Great Lakes Advisors merged with Wintrust’s existing asset management business, Wintrust Capital Management, LLC and operates as “Great Lakes Advisors, LLC, a Wintrust Wealth Management Company”.

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

A summary of the Company’s significant accounting policies is presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this Management’s Discussion and Analysis section, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses, Allowance for Covered Loan Losses and Allowance for Losses on Lending-Related Commitments

The allowance for loan losses and the allowance for covered loan losses represent management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend but for which funds have not yet been disbursed. See Note 1 to the Consolidated Financial Statements and the section titled “Loan Portfolio and Asset Quality” later in this report for a description of the methodology used to determine the allowance for loan losses, allowance for covered loan losses and the allowance for lending-related commitments.

Loans Acquired with Evidence of Credit Quality Deterioration since Origination

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

As of December 31, 2011, the Company had three reporting units; Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2011 goodwill impairment testing, the fair values for all three reporting units were in excess of their carrying value. The Company used a discounted cash flow analysis for these reporting units, using projected cash flows that were based on growth and terminal value assumptions, among other factors. No goodwill impairment was indicated for any of the reporting units.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as new banks since December 1991. Wintrust is still a relatively young company that has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 99 offices at the end of 2011. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $4.0 billion in premium finance receivables in 2011. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks. These expansion activities have understandably suppressed faster, opportunistic earnings. However, as the Company matures and its existing banks become more profitable, the start-up costs associated with bank and branch openings and other new financial services ventures will not have as significant an impact on earnings as in prior periods.

Earnings Summary

Net income for the year ended December 31, 2011, totaled $77.6 million, or $1.67 per diluted common share, compared to $63.3 million, or $1.02 per diluted common share, in 2010, and $73.1 million, or $2.18 per diluted common share, in 2009. During 2011, net income increased by $14.3 million while earnings per diluted common share increased by $0.65. During 2010, net income decreased by $9.8 million while earnings per diluted common share decreased by $1.16. Financial results in 2011 increased from 2010 as a result of decreases in both interest expense on deposits and the provision for credit losses partially offset by increased salary and employee benefit costs. Financial results in 2010 decreased from 2009 as a result of fewer bargain purchase gains in 2010 partially offset by increases in interest income on loans as well as decreases in the provision for credit losses.

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

Tax-equivalent net interest income in 2011 totaled $463.1 million, up from $417.6 million in 2010 and $314.1 million in 2009, representing an increase of $45.5 million, or 11%, in 2011 and an increase of $103.5 million, or 33%, in 2010. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2011 and 2010. Average earning assets increased $1.1 billion, or 9%, in 2011 and $2.0 billion, or 19%, in 2010. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets, excluding covered loans. Average loans, excluding covered loans, increased $671.9 million, or 7%, in 2011 and $1.1 billion, or 14%, in 2010. Total average loans, excluding covered loans, as a percentage of total average earning assets were 75%, 76% and 80% in 2011, 2010 and 2009, respectively. The average yield on loans, excluding covered loans, was 5.03% in 2011, 5.67% in 2010 and 5.59% in 2009, reflecting a decrease of 64 basis points in 2011 and an increase of eight basis points in 2010. The lower loan yield in 2011 compared to 2010 was due to the negative impact of both competitive and economic pricing pressures. The higher loan yield in 2010 compared to 2009 resulted primarily from higher accretion on the purchased life insurance portfolio as more prepayments occurred in 2010. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 0.88% in 2011, 1.32% in 2010 and 2.03% in 2009, representing a decrease of 44 basis points in 2011 and 71 basis points in 2010. The lower level of interest bearing deposits rates in 2011 compared to 2010 and 2010 compared to 2009 was due to continued downward re-pricing of retail deposits in recent years. In 2008, the Company also expanded its MaxSafe® suite of products (primarily certificates of deposit and money market accounts) which, due to the Company’s fifteen individual bank charters, offer a customer higher FDIC insurance than a customer can achieve at a single charter bank. These MaxSafe® products can typically be priced at lower rates than other certificates of deposit or money market accounts due to the convenience of obtaining the higher FDIC insurance coverage by visiting only one location.

Net interest margin increased to 3.42% in 2011 compared to 3.37% in 2010. The increase in net interest margin in 2011 compared to 2010 was primarily caused by lower costs for interest-bearing deposits and increased balances and higher yields on covered loans, partially offset by lower yields on loans and a lower contribution from net free funds.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2011, 2010 and 2009. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations:

	Years Ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Interest bearing deposits with banks	$898,967	$3,419	0.38%	$1,202,750	$5,171	0.43%	$605,644	$3,574	0.59%
Securities	1,895,566	49,740	2.62	1,402,255	40,211	2.87	1,392,346	59,091	4.24
Federal funds sold and securities purchased under resale agreements	45,624	116	0.25	49,008	157	0.32	88,663	271	0.31
Total liquidity management assets (1) (6)	2,840,157	53,275	1.88	2,654,013	45,539	1.72	2,086,653	62,936	3.02
Other earning assets (1) (2) (6)	28,570	816	2.86	45,021	1,067	2.37	23,979	659	2.75
Loans, net of unearned income (1) (3) (6)	10,145,462	509,870	5.03	9,473,589	537,534	5.67	8,335,421	466,239	5.59
Covered loans	520,550	43,526	8.36	232,206	10,695	4.61	—	—	—
Total earning assets (6)	13,534,739	607,487	4.49	12,404,829	594,835	4.80	10,446,053	529,834	5.07
Allowance for loan losses	(127,660)			(111,503)			(82,029)
Cash and due from banks	138,795			137,547			108,471
Other assets	1,374,286			1,125,739			942,827
Total assets	$14,920,160			$13,556,612			$11,415,322

Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW accounts	$1,568,151	$5,614	0.36%	$1,508,063	$8,840	0.59%	$1,136,008	$8,168	0.72%
Wealth management deposits	705,736	740	0.10	734,837	2,263	0.31	907,013	6,301	0.69
Money market accounts	1,985,881	8,639	0.44	1,666,554	12,196	0.73	1,375,767	17,779	1.29
Savings accounts	795,828	2,188	0.27	619,024	3,655	0.59	457,139	4,385	0.96
Time deposits	4,956,926	70,757	1.43	4,881,472	96,825	1.98	4,543,154	134,626	2.96
Total interest bearing deposits	10,012,522	87,938	0.88	9,409,950	123,779	1.32	8,419,081	171,259	2.03

Federal Home Loan Bank advances	449,874	16,320	3.63	418,981	16,520	3.94	434,520	18,002	4.14
Notes payable and other borrowings	384,256	11,023	2.87	229,569	5,943	2.59	258,322	7,064	2.73
Secured borrowings — owed to securitization investors	600,000	12,113	2.02	600,000	12,365	2.06	—	—	—
Subordinated notes	43,411	750	1.70	56,370	995	1.74	66,205	1,627	2.42
Junior subordinated notes	249,493	16,272	6.43	249,493	17,668	6.98	249,497	17,786	7.03
Total interest-bearing liabilities	$11,739,556	$144,416	1.23%	$10,964,363	$177,270	1.61%	$9,427,625	$215,738	2.29%

Non-interest bearing deposits	1,481,594			984,416			788,034
Other liabilities	214,290			255,698			117,871
Equity	1,484,720			1,352,135			1,081,792
Total liabilities and shareholders’ equity	$14,920,160			$13,556,612			$11,415,322

Interest rate spread (4) (6)			3.26%			3.19%			2.78%
Net free funds/contribution (5)	$1,795,183		0.16%	$1,440,466		0.18%	$1,018,428		0.23%
Net interest income/Net interest margin(6)		$463,071	3.42%		$417,565	3.37%		$314,096	3.01%

(1)

Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for both of the years ended December 31, 2011 and 2010 were $1.7 million, respectively. The total adjustments for the year ended December 31, 2009 were $2.2 million.

(2)	Other earning assets include brokerage customer receivables and trading account securities.

(3)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(4)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(5)

Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(6)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks	$(553)	(1,199)	(1,752)	$(1,176)	2,773	1,597
Securities	(3,663)	13,192	9,529	(19,188)	308	(18,880)
Federal funds sold and securities purchased under resale agreements	(31)	(10)	(41)	8	(122)	(114)
Total liquidity management assets	(4,247)	11,983	7,736	(20,356)	2,959	(17,397)
Other earning assets	191	(442)	(251)	(102)	510	408
Loans, net of unearned income	(63,796)	36,132	(27,664)	6,758	64,537	71,295
Covered loans	13,001	19,830	32,831	—	10,695	10,695
Total interest income	(54,851)	67,503	12,652	(13,700)	78,701	65,001

Interest Expense:
Deposits — interest bearing:
NOW accounts	(3,701)	475	(3,226)	(1,822)	2,494	672
Wealth management deposits	(963)	(560)	(1,523)	(1,982)	(2,056)	(4,038)
Money market accounts	(5,545)	1,988	(3,557)	(8,806)	3,223	(5,583)
Savings accounts	(2,328)	861	(1,467)	(2,000)	1,270	(730)
Time deposits	(26,165)	97	(26,068)	(48,078)	10,277	(37,801)
Total interest expense — deposits	(38,702)	2,861	(35,841)	(62,688)	15,208	(47,480)
Federal Home Loan Bank advances	(1,360)	1,160	(200)	(851)	(631)	(1,482)
Notes payable and other borrowings	703	4,377	5,080	(398)	(723)	(1,121)
Secured borrowings — owed to securitization investors	(252)	—	(252)	—	12,365	12,365
Subordinated notes	(22)	(223)	(245)	(413)	(219)	(632)
Junior subordinated notes	(1,396)	—	(1,396)	(118)	—	(118)
Total interest expense	(41,029)	8,175	(32,854)	(64,468)	26,000	(38,468)
Net interest income	$(13,822)	59,328	45,506	$50,768	52,701	103,469

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

Non-Interest Income

Non-interest income totaled $189.7 million in 2011, $192.2 million in 2010 and $317.6 million in 2009, reflecting a decrease of 1% in 2011 compared to 2010 and a decrease of 40% in 2010 compared to 2009.

The following table presents non-interest income by category for 2011, 2010 and 2009:

	Years ended December 31,			2011 compared to 2010		2010 compared to 2009
(Dollars in thousands)	2011	2010	2009	$ Change	% Change	$ Change	% Change
Brokerage	$24,601	23,713	17,726	$888	4%	$5,987	34%
Trust and asset management	19,916	13,228	10,631	6,688	51	2,597	24
Total wealth management	44,517	36,941	28,357	7,576	21	8,584	30
Mortgage banking	56,942	61,378	68,527	(4,436)	(7)	(7,149)	(10)
Service charges on deposit accounts	14,963	13,433	13,037	1,530	11	396	3
Gain on sales of commercial premium finance receivables	—	—	8,576	—	—	(8,576)	(100)
Gains (losses) on available-for - sale securities	1,792	9,832	(268)	(8,040)	(82)	10,100	NM
Fees from covered call options	13,570	2,235	1,998	11,335	NM	237	12
Gain on bargain purchases	37,974	44,231	156,013	(6,257)	(14)	(111,782)	(72)
Trading gains	337	5,165	26,788	(4,828)	(93)	(21,623)	(81)
Other:
Bank Owned Life Insurance	2,569	2,404	2,044	165	7	360	18
Administrative services	3,071	2,749	1,975	322	12	774	39
Miscellaneous	13,963	13,792	10,600	171	1	3,192	30
Total Other	19,603	18,945	14,619	658	3	4,326	30
Total Non-Interest Income	$189,698	192,160	317,647	$(2,462)	(1)%	$(125,487)	(40)%

NM—Not Meaningful

Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.

Brokerage revenue is directly impacted by trading volumes. In 2011, brokerage revenue totaled $24.6 million, reflecting an increase of $888,000, or 4%, compared to 2010. The increase in brokerage revenue can be attributed to increased customer trading activity. In 2010, brokerage revenue totaled $23.7 million, reflecting an increase of $6.0 million, or 34%, compared to 2009. The increase in brokerage revenue in 2010 can be attributed to the improvement in equity markets resulting in increased customer trading activity.

Trust and asset management revenue totaled $19.9 million in 2011, an increase of $6.7 million, or 51%, compared to 2010. Trust and asset management revenue totaled $13.2 million in 2010, an increase of $2.6 million, or 24%, compared to 2009. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Higher asset levels associated with growth in the wealth management customer base, including those added as a result of the Great Lakes Advisors acquisition, have helped drive revenue growth in 2011. Increased asset valuations due to equity market improvements helped growth from trust and asset management activities in 2010 as compared to 2009.

Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage banking revenue totaled $56.9 million in 2011, $61.4 million in 2010, and $68.5 million in 2009, reflecting a decrease of $4.4 million, or 7%, in 2011, and a decrease of $7.1 million, or 10%, in 2010. Mortgages originated and sold totaled $2.5 billion in 2011 compared to $3.7 billion in 2010 and $4.7 billion in 2009. The decrease in mortgage banking revenue in

2011 compared to 2010 can be primarily attributed to lower origination volumes resulting in fewer gains on sales of loans and other fees, partially offset by decreased recourse expense in 2011. The decrease in mortgage banking revenue in 2010 compared to 2009 resulted primarily from an increase in loss indemnification claims and lower origination volumes, partially offset by higher margins on sales of loans primarily driven by utilizing mandatory execution of forward commitments with investors in 2010. Additionally, the Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The Company recognized an additional $439,000 of recourse expense related to loss indemnification claims in 2011 for loans previously sold, a decrease of $10.5 million compared to the $11.0 million of such expense recorded in 2010. This liability for loans expected to be repurchased is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans that have been sold, and current economic conditions.

A summary of mortgage banking activities is shown below:

(Dollars in thousands)	Years Ended December 31,
	2011	2010	2009

Mortgage loans originated and sold	$2,545,385	$3,746,127	$4,666,506

Mortgage loans serviced for others	958,749	942,224	738,372
Fair value of mortgage servicing rights (MSRs)	6,700	8,762	6,745
MSRs as a percentage of loans serviced	0.70%	0.93%	0.91%

Gain on sales of loans and other fees	$62,054	$75,303	$71,495
Mortgage servicing rights fair value adjustments	(4,673)	(2,955)	(2,031)
Recourse obligation on loans previously sold	(439)	(10,970)	(937)

Total mortgage banking revenue	$56,942	$61,378	$68,527

Gain on sales of loans and other fees as a percentage of loans sold	2.44%	2.01%	1.53%

Service charges on deposit accounts totaled $15.0 million in 2011, $13.4 million in 2010 and $13.0 million in 2009, reflecting an increase of 11% in 2011 and 3% in 2010. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.

As a result of accounting requirements effective January 1, 2010, loans transferred into the securitization facility are accounted for as a secured borrowing rather than a sale. Therefore, the Company no longer recognizes gains on sales of premium finance receivables for loans transferred into the securitization. Gain on sales of premium finance receivables of $8.6 million in 2009 is mainly attributable to the transfer of $1.2 billion of premium finance receivables — commercial to a revolving securitization during the year.

The Company recognized $1.8 million of net gains on available-for-sale securities in 2011 compared to net gains of $9.8 million in 2010 and net losses of $268,000 in 2009. The net gains in 2010 primarily relate to the sale of certain collateralized mortgage obligations. Included in net gains (losses) on available-for-sale securities are non-cash other-than-temporary-impairment (“OTTI”) charges recognized in income. The Company did not have any OTTI charges in 2011 and 2010. OTTI charges on certain corporate debt investment securities were $2.6 million in 2009.

Fees from covered call option transactions totaled $13.6 million in 2011, $2.2 million in 2010 and $2.0 million in 2009. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Historically, Management has effectively entered into these transactions with the goal of enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. In 2010 and 2009, Management chose to engage in minimal covered call option activity due to lower than acceptable security yields. There were no outstanding call option contracts at December 31, 2011, December 31, 2010 or December 31, 2009.

Gain on bargain purchases totaled $38.0 million in 2011, $44.2 million in 2010, and $156.0 million in 2009, reflecting an decrease of

$6.3 million in 2011 and a decrease of $111.8 million in 2010. The gain on bargain purchases in 2011 relates to the FDIC-assisted acquisition of TBOC by Schaumburg and the FDIC-assisted acquisitions of CFBC and First Chicago by Northbrook. In 2010, the gains on bargain purchases primarily resulted from three FDIC-assisted bank acquisitions as well as the acquisition of the life insurance premium finance receivable portfolio. In 2010, third party consents were received and all remaining funds held in escrow for the purchase of the life insurance premium finance receivable portfolio were released, resulting in recognition of the remaining deferred bargain purchase gain. The gain on bargain purchase of $156.0 million recognized in 2009 resulted from the acquisition of the life insurance premium finance receivable portfolio. See Note 8 — Business Combinations for a discussion of the transaction and gain calculation.

The Company recognized $337,000 of trading gains in 2011, $5.2 million in 2010, and $26.8 million in 2009. The decrease in trading gains in 2011 compared to 2010 as well as 2010 compared to 2009 resulted primarily from realizing larger market value increases on certain collateralized mortgage obligations which were sold in July 2010. The Company purchased these securities at a significant discount in the first quarter of 2009. These securities increased in value after their purchase due to market spreads tightening, increased mortgage prepayments due to the favorable mortgage rate environment and lower than projected default rates.

Bank owned life insurance (“BOLI”) generated non-interest income of $2.6 million in 2011, $2.4 million in 2010 and $2.0 million in 2009. This income typically represents adjustments to the cash surrender value of BOLI policies. The Company initially purchased

BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI since then as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $101.0 million at December 31, 2011 and $92.2 million at December 31, 2010, and is included in other assets.

Administrative services revenue generated by Tricom was $3.1 million in 2011, $2.7 million in 2010 and $2.0 million in 2009. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. The increases in recent years are a result of an increase in the volume of Tricom’s client billings.

Miscellaneous other non-interest income totaled $14.0 million in 2011, $13.8 million in 2010 and $10.6 million in 2009. Miscellaneous income includes loan servicing fees, service charges, swap fees and other fees. The increase in miscellaneous income in 2011 compared to 2010 and 2010 compared to 2009 is primarily attributed to swap fee revenues from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The Company recognized $6.8 million of swap fee revenue in 2011 compared to $1.5 million in 2010 and $903,000 in 2009. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the LIBOR curve and the customers’ expectations of interest rates.

Non-Interest Expense

Non-interest expense totaled $420.4 million in 2011, and increased $37.9 million, or 10%, compared to 2010. In 2010, non-interest expense totaled $382.5 million, and increased $38.4 million, or 11%, compared to 2009.

The following table presents non-interest expense by category for 2011, 2010 and 2009:

	Years ended December 31,			2011 compared to 2010		2010 compared to 2009
(Dollars in thousands)	2011	2010	2009	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$138,452	120,210	108,847	$18,242	15%	$11,363	10%
Commissions and bonus	55,721	58,107	45,503	(2,386)	(4)	12,604	28
Benefits	43,612	37,449	32,528	6,163	16	4,921	15
Total salaries and employee benefits	237,785	215,766	186,878	22,019	10	28,888	15
Equipment	18,267	16,529	16,119	1,738	11	410	3
Occupancy, net	28,764	24,444	23,806	4,320	18	638	3
Data processing	14,568	15,355	12,982	(787)	(5)	2,373	18
Advertising and marketing	8,380	6,315	5,369	2,065	33	946	18
Professional fees	16,874	16,394	13,399	480	3	2,995	22
Amortization of other intangible assets	3,425	2,739	2,784	686	25	(45)	(2)
FDIC insurance	14,143	18,028	21,199	(3,885)	(22)	(3,171)	(15)
OREO expenses, net	26,340	19,331	18,963	7,009	36	368	2
Other:
Commissions — 3rd party brokers	3,829	4,003	3,095	(174)	(4)	908	29
Postage	4,672	4,813	4,833	(141)	(3)	(20)	—
Stationery and supplies	3,818	3,374	3,189	444	13	185	6
Miscellaneous	39,539	35,434	31,471	4,105	12	3,963	13
Total other	51,858	47,624	42,588	4,234	9	5,036	12
Total Non-Interest Expense	$420,404	382,525	344,087	$37,879	10%	$38,438	11%

Salaries and employee benefits is the largest component of non-interest expense, accounting for 57% of the total in 2011, 56% of the total in 2010 and 54% of the total in 2009. For the year ended December 31, 2011, salaries and employee benefits totaled $237.8 million and increased $22.0 million, or 10%, compared to 2010. This increase can be attributed to an $18.2 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the company grows and a $6.2 million increase in employee benefits (primarily health plan and payroll taxes related), partially offset by a $2.4 million decrease in bonus expense and commissions attributable to variable pay based revenue. For the year ended December 31, 2010, salaries and employee benefits totaled $215.8 million and increased $28.9 million, or 15%, compared to 2009. This increase can be attributed to a $12.6 million increase in bonus expense and commissions as variable pay based revenue increased (primarily wealth management revenue and mortgage banking revenue), an $11.4 million increase in salaries resulting from additional employees from the three FDIC-assisted transactions in 2010 and larger staffing as the company grows, and a $4.9 million increase in employee benefits (primarily health plan and payroll taxes related).

Equipment expense, which includes furniture, equipment and computer software, depreciation and repairs and maintenance costs, totaled $18.3 million in 2011, $16.5 million in 2010 and $16.1 million in 2009, reflecting an increase of 11% in 2011 and an increase of 3% in 2010. The increase in 2011 is primarily a result of increased equipment depreciation expense.

Occupancy expense for the years 2011, 2010 and 2009 was $28.8 million, $24.4 million and $23.8 million, respectively, reflecting increases of 18% in 2011 and 3% in 2010. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises. The increase in 2011 is primarily the result of rent expense on additional leased premises and depreciation on owned locations which were obtained in the Company’s acquisitions.

Data processing expenses totaled $14.6 million in 2011, $15.4 million in 2010 and $13.0 million in 2009, representing a decrease of 5% in 2011 and an increase of 18% in 2010. Data processing expenses have been elevated in 2011 and 2010 primarily due to the overall growth of loan and deposit accounts as well as additional expenses incurred for bank acquisition transactions in 2011 and 2010. The decrease in data processing expenses in 2011 compared to 2010 is primarily a result of more favorable terms from third-party providers.

Advertising and marketing expenses totaled $8.4 million for 2011, $6.3 million for 2010 and $5.4 million for 2009. Marketing costs are necessary to promote the Company’s commercial banking capabilities, the Company’s MaxSafe® suite of products, to announce new branch openings as well as the expansion of the wealth management business, to continue to promote community-based products and to attract loans and deposits. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2011, advertising and marketing costs increased as a result of rebranding initiatives to increase Wintrust name recognition.

Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. These fees totaled $16.9 million in 2011, $16.4 million in 2010 and $13.4 million in 2009. The increases in 2011 and 2010 are primarily related to increased legal costs related to non-performing assets and acquisition related activities.

Amortization of other intangibles assets relates to the amortization of core deposit premiums and customer list intangibles established in connection with certain business combinations. See Note 9 of the Consolidated Financial Statements for further information on these intangible assets.

FDIC insurance expense totaled $14.1 million in 2011, $18.0 million in 2010 and $21.2 million in 2009. Effective April 1, 2011, standards applied in FDIC assessments set forth in the FDIA were revised by the Dodd-Frank Act. These revisions modified definitions of a company’s insurance assessment base and assessment rates which led to the Company’s decreased FDIC insurance expense in 2011 compared to 2010. The decrease in FDIC insurance expense for 2010 compared to 2009 was a result of an industry-wide special assessment imposed on financial institutions by the FDIC in the second quarter of 2009. Additionally, on December 30, 2009, FDIC insured institutions were required to prepay 13 quarters of estimated deposit insurance premiums. The Company recorded the prepaid deposit insurance premiums as an asset and is expensing them over the three year assessment period.

OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments. This expense was $26.3 million in 2011, $19.3 million in 2010, and $19.0 million in 2009. While relatively unchanged in 2010 compared to 2009, OREO expenses increased in 2011 primarily related to higher valuation adjustments of properties held in OREO in 2011 as real estate values continued to show stress and generally declined during the year.

Commissions paid to third party brokers primarily represent the commissions paid on revenue generated by WHI through its network of unaffiliated banks.

Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions and lending origination costs that are not deferred. This category increased $4.1 million, or 12%, in 2011 and increased $4.0 million, or 13%, in 2010. The increase in 2011 compared to 2010 is mainly attributable to expenses related to covered assets.

Income Taxes

The Company recorded income tax expense of $50.5 million in 2011, $37.5 million in 2010 and $44.4 million in 2009. The effective tax rates were 39.4%, 37.2% and 37.8% in 2011, 2010 and 2009, respectively. The higher effective tax rate in 2011 compared to 2009 and 2010 is primarily attributable to increases in state income taxes, including the impact of a 2.2% increase in the Illinois corporate tax rate in 2011. Please refer to Note 18 to the Consolidated Financial Statements for further discussion and analysis of the Company’s tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company’s actual tax expense.

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

The community banking segment’s net interest income for the year ended December 31, 2011 totaled $428.1 million as compared to $386.6 million for the same period in 2010, an increase of $41.5 million, or 11%, whereas the segment’s net interest income in 2010 compared to 2009 increased $86.0 million or 29%. The increases in 2011 compared to 2010 as well as 2010 compared to 2009 were primarily attributable to earning assets acquired in FDIC-assisted bank acquisitions in each period and the ability to gather interest-bearing deposits at more reasonable rates. Provision for credit losses decreased to $102.5 million in 2011 compared to $105.0 million in 2010 and $165.3 million in 2009. Provision for credit losses decreased in 2011 compared to 2010 because of improved credit quality ratios, including reduced levels of non-performing loans, in 2011. Non-interest income for the community banking segment increased $7.3 million, or 5% in 2011 when compared to the 2010 total of $133.1 million. This increase was primarily attributable to an increase in fees from covered call options offset by lower bargain purchase gains. The community banking segment’s non-interest income totaled $133.1 million in 2010, an increase of $40.5 million, or 44%, when compared to the 2009 total of $92.6 million. This increase was primarily attributable to bargain purchase gains from the three FDIC-assisted acquisitions in 2010. The community banking segment’s net income for the year ended December 31, 2011 totaled $83.6 million, an increase of $12.1 million, compared to net income of $71.4 million in 2010. Net income for the year ended December 31, 2010 of $71.4 million was an increase of $97.3 million in net income as compared to a net loss in 2009 of $25.9 million.

The specialty finance segment’s net interest income totaled $112.5 million for the year ended December 31, 2011, an increase of $22.6 million, or 25%, over the $89.9 million in 2010. The specialty finance segment’s net interest income totaled $89.9 million for the year ended December 31, 2010, an increase of $20.0 million, or 29%, over the $69.9 million in 2009. The specialty finance segment’s non-interest income totaled $3.1 million for the year ended December 31, 2011 and decreased $10.5 million from the $13.6 million in 2010. The decrease in non-interest income in 2011 is primarily a result of bargain purchase gain recognized in 2010. See Note 8 of the Consolidated Financial Statements for a discussion of the bargain purchase. For 2011, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 56%, 37% and 7%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $46.4 million, $32.5 million and $120.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in net income in 2011 compared to 2010 resulted primarily from increased interest income as well as decreased provision expense in 2011. The decrease in net income in 2010 compared to 2009 is a result of the life insurance premium finance receivable bargain purchase gain in 2009 and, in the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, which increased the provision for credit losses by $15.7 million.

The wealth management segment reported net interest income of $8.5 for 2011 compared to $12.3 million for 2010 and 2009. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of a portion of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. The allocated net interest income included in this segment’s profitability was $7.8 million ($4.8 million after tax) in 2011 and $11.8 million ($7.3 million after tax) in 2010 and 2009 respectively. During the fourth quarter of 2009, the contribution attributable to the wealth management deposits was redefined to measure the value as an alternative source of funding for each bank. In previous periods, the contribution from these deposits was measured as the full net interest income contribution. The redefined measure better reflects the value of these deposits to the Company. Wealth management customer account balances on deposit at the banks averaged $635.5 million, $617.4 million and $634.4 million in 2011, 2010 and 2009, respectively. This segment recorded non-interest income of $54.9 million for 2011 as compared to $45.4 million for 2010 and $38.3 million for 2009. This increase is primarily due to an increased in customer base as a result of the Great Lakes Advisors acquisition. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. Wintrust is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. This segment reported net income of $7.1 million for 2011 compared to $6.9 million for 2010 and $5.6 million for 2009.

ANALYSIS OF FINANCIAL CONDITION

Total assets were $15.9 billion at December 31, 2011, representing an increase of $1.9 billion, or 14%, when compared to December 31, 2010. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $14.2 billion at December 31, 2011 and $12.4 billion at December 31, 2010. See Notes 3, 4, and 11 through 15 of the Consolidated Financial Statements for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,130,706	16%	$1,828,897	15%	$1,584,868	15%
Commercial real estate	3,403,865	25	3,332,850	27	3,405,136	33
Home equity	885,111	7	922,907	7	919,233	9
Residential real estate (1)	518,643	4	587,629	5	503,910	5
Premium finance receivables	3,035,213	22	2,622,935	21	1,653,786	16
Indirect consumer loans	57,913	—	70,295	1	134,757	1
Other loans	114,011	1	108,076	1	133,731	1
Total loans, net of
unearned income (2)
excluding covered
loans	$10,145,462	75%	$9,473,589	77%	$8,335,421	80%
Covered loans	520,550	4	232,206	2	—	—
Total average loans (2)	$10,666,012	79%	$9,705,795	79%	$8,335,421	80%
Liquidity management assets (3)	$2,840,157	21	2,654,013	21	2,086,653	20
Other earning assets (4)	28,570	—	45,021	—	23,979	—
Total average earning assets	$13,534,739	100%	$12,404,829	100%	$10,446,053	100%
Total average assets	$14,920,160		$13,556,612		$11,415,322
Total average earning assets to total average assets		91%		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)

Liquidity management assets include available-for-sale securities, Federal Home Loan Bank and Federal Reserve Bank stock, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average earning assets increased $1.1 billion, or 9%, in 2011 and $2.0 billion, or 19%, in 2010. Average earning assets comprised 91% of average total assets in 2011 and 92% of average total assets in 2010 and 2009.

Loans. Average total loans, net of unearned income, totaled $10.7 billion and increased $960.2 million, or 10%, in 2011 and $9.7 billion, or 16%, in 2010. Average commercial loans totaled $2.1 billion in 2011, and increased $301.8 million, or 17%, over the average balance in 2010, while average commercial real estate loans totaled $3.4 billion in 2011, increasing $71.0 million, or 2%, since 2010. From 2009 to 2010, average commercial loans increased $244.0 million, or 15%, while average commercial real estate loans decreased slightly by $72.3 million, or 2%. The growth realized in these categories for 2011 and 2010 is primarily attributable to increased business development efforts. Combined, these categories comprised 41% of the average loan portfolio in 2011 and 42% in 2010. Approximately $288.3 million of the average loan increase in 2010 as compared to 2009 relates to the covered loans portfolio, which relates to the various FDIC-assisted acquisitions in 2010 and 2011.

Home equity loans averaged $885.1 million in 2011, and decreased $37.8 million, or 4%, when compared to the average balance in 2010. Home equity loans averaged $922.9 million in 2010, and increased $3.7 million, or 0.4%, when compared to the average balance in 2009. Unused commitments on home equity lines of credit totaled $762.2 million at December 31, 2011 and $829.9 million at December 31, 2010. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $518.6 million in 2011, and decreased $69.0 million, or 12%, from the average balance in 2010. Mortgage interest rates, on average, have been higher in 2011 as compared to 2010, which has resulted in lower origination volumes in 2011. In 2010, residential real estate loans averaged $587.6 million, and increased $83.7 million, or 17%, from the average balance in 2009. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $3.0 billion in 2011, and accounted for 27% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising 47% and 53%, respectively, of the average total balance for 2011 compared to 49% and 51%, respectively, for 2010. In 2011, average premium finance receivables increased $412.3 million, or 16%, compared to 2010. The increase during 2011 compared to 2010 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $4.0 billion of premium finance receivables were originated in 2011 compared to approximately $3.7 billion in 2010. In 2010, average premium finance receivables increased $969.1 million, or 59%, from the average balance of $1.7 billion in 2009. The increase in the average balance of premium finance receivables in 2010 is a result of recording the securitization receivables on the statement of condition effective January 1, 2010 and significant originations within the portfolio during the period. Historically, the majority of premium finance receivables, commercial and life insurance, were purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. FIFC originations of commercial premium finance receivables that were not purchased by the banks were typically sold to unrelated third parties with servicing retained. During the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such commercial premium finance receivables in a securitization transaction sponsored by FIFC. Under the terms of the securitization, FIFC had the right, but not the obligation, to securitize additional receivables in the future and is responsible for the servicing, administration and collection of securitized receivables and related security in accordance with FIFC’s credit and collection policy. Principal collections on loans in the securitization entity were initially used to subsequently acquire and transfer additional loans into the securitization entity during the stated revolving period. As of December 31, 2011, the stated revolving period has ended and the majority of collections are now being accumulated to payoff the issued instruments as scheduled. FIFC’s obligations under the securitization are subject to customary covenants, including the obligation to file and amend financing statements; the obligation to pay costs and expenses; the obligation to indemnify other parties for its breach or failure to perform; the obligation to defend the right, title and interest of the transferee of the conveyed receivables against third party claims; the obligation to repurchase the securitized receivables if certain representations fail to be true and correct and receivables are materially and adversely affected thereby; the obligation to maintain its corporate existence and licenses to operate; and the obligation to qualify the securitized notes under the securities laws. In the event of a default by FIFC under certain of these obligations, the ability to add loans to securitization facility could terminate.

Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans are financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company had established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, as a result of competitive pricing pressures, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. However, as a result of favorable pricing opportunities coupled with reduced competition in the indirect consumer automobile lending business, the Company re-entered this business with originations through Hinsdale Bank in the fourth quarter of 2010. During 2011, 2010 and 2009 average indirect consumer loans totaled $57.9 million, $70.3 million and $134.8 million, respectively.

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

Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned, and certain other assets. See Note 8 — Business Combinations for a discussion of these acquisitions.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short- term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. The balances of these assets fluctuate frequently based on deposit inflows, the level of other funding sources and loan demand. Average liquidity management assets accounted for 21% of total average earning assets in 2011 and 2010 and 20% in 2009. Average liquidity management assets increased $186.1 million in 2011 compared to 2010, and increased $567.4 million in 2010 compared to 2009. The balances of liquidity management assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.

Other earning assets. Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out- sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the out-sourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

Deposits and Other Funding Sources

Total deposits at December 31, 2011, were $12.3 billion, increasing $1.5 billion, or 14%, compared to the $10.8 billion at December 31, 2010. Average deposit balances in 2011 were $11.5 billion, reflecting an increase of $1.1 billion, or 11%, compared to the average balances in 2010. During 2010, average deposits increased $1.2 billion, or 13%, compared to the prior year.

The increase in year end and average deposits in 2011 over 2010 reflects the Company’s efforts to increase its deposit base. During 2011, a majority of the increase can be attributed to the Company’s acquisitions including approximately $667.8 million of deposits in the First Chicago acquisition, $241.1 million of deposits in the Elgin acquisition, $164.7 million of deposits in the TBOC acquisition and $48.7 million in deposits in the CFBC acquisition. Average wealth management deposits decreased in 2011 and 2010 compared to 2009 as a result of fewer deposits of brokerage customers from unaffiliated companies.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$1,481,594	13%	$984,416	9%	$788,034	9%
NOW accounts	1,568,151	14	1,508,063	15	1,136,008	12
Wealth management deposits	705,736	6	734,837	7	907,013	10
Money market accounts	1,985,881	17	1,666,554	16	1,375,767	15
Savings accounts	795,828	7	619,024	6	457,139	5
Time certificates of deposit	4,956,926	43	4,881,472	47	4,543,154	49
Total average deposits	$11,494,116	100%	$10,394,366	100%	$9,207,115	100%

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

The following table presents average deposit balances for each Bank and the relative percentage of total consolidated average deposits held by each Bank during each of the past three years:

	Years Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Lake Forest Bank	$1,411,410	12%	$1,411,511	14%	$1,146,196	12%
Northbrook Bank	1,340,877	12	845,114	8	692,329	8
North Shore Bank	1,307,488	11	1,136,925	11	980,079	11
Hinsdale Bank	1,136,330	10	1,116,568	11	1,086,748	12
Libertyville Bank	941,939	8	904,783	9	882,366	10
Barrington Bank	928,459	8	886,261	8	776,009	8
Village Bank	644,556	6	634,211	6	592,043	6
Town Bank	629,235	6	595,454	6	571,568	6
Wheaton Bank	591,791	5	593,409	6	353,845	4
State Bank of The Lakes	590,497	5	562,418	5	546,774	6
Crystal Lake Bank	563,268	5	555,920	5	536,091	6
Schaumburg Bank	469,167	4	370,890	4	353,938	4
Beverly Bank	337,484	3	297,878	3	246,474	3
St. Charles Bank	322,216	3	225,688	2	194,534	1
Old Plank Trail Bank	279,399	2	257,336	2	248,121	3
Total deposits	11,494,116	100	$10,394,366	100%	$9,207,115	100%
Percentage increase from prior year		11%		13%		20%

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

The composition of average other funding sources in 2011, 2010 and 2009 is presented in the following table:

	Years Ended December 31,
	2011		2010		2009
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Notes payable	$2,489	—%	$1,000	—%	$1,000	—%
Federal Home Loan Bank advances	449,874	26	418,981	27	434,520	43
Secured borrowings—owed to securitization investors	600,000	35	600,000	39	—	—
Subordinated notes	43,411	3	56,370	4	66,205	7
Short-term borrowings	343,785	20	226,028	14	255,504	25
Junior subordinated debentures	249,493	14	249,493	16	249,497	25
Other	37,982	2	2,541	—	1,818	—
Total other funding sources	$1,727,034	100%	$1,554,413	100%	$1,008,544	100%

Notes payable balances represent the balances on a credit agreement with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. The credit agreement is a $76 million credit facility available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2011 the Company had $52.8 million of notes payable outstanding as compared to $1.0 million outstanding at December 31, 2010. See Note 12 to the Consolidated Financial Statements for further discussion.

FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $474.5 million at December 31,

2011 and $423.5 million at December 31, 2010. See Note 13 to the Consolidated Financial Statements for further discussion of the terms of these advances.

The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has terms of ten years with final maturity dates in 2012, 2013 and 2015. Subject to certain limitations, these notes qualify as Tier 2 regulatory capital. Subordinated notes totaled $35.0 million and $50.0 million at December 31, 2011 and 2010, respectively. See Note 14 to the Consolidated Financial Statements for further discussion of the terms of the notes.

Beginning in 2010, the Company accounted for its third quarter 2009 securitization transaction as a secured borrowing. Secured borrowings totaled $600.0 million at December 31, 2011 and December 31, 2010. See Note 6 to the Consolidated Financial Statements for further discussion.

Other borrowings include securities sold under repurchase agreements, federal funds purchased and debt issued by the Company in conjunction with its tangible equity unit offering in December 2010. These borrowings totaled $443.8 million and $260.6 million at December 31, 2011 and 2010, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 15 to the Consolidated Financial Statements for further discussion of these borrowings.

The Company has $249.5 million of junior subordinated debentures outstanding as of December 31, 2011 and 2010. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note 16 of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.

Debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 is recorded within other borrowings. The total proceeds attributed to the debt component of the offering, net of issuance costs, was $43.3 million. See Note

24 to the Consolidated Financial Statements for further discussion of these units.

Shareholders’ Equity. Total shareholders’ equity was $1.5 billion at December 31, 2011, an increase of $107 million from the December 31, 2010 total of $1.4 billion. The increase in 2011 was a primarily a result of net income of $77.6 million in 2011 less preferred and common stock dividends of $10.3 million, $5.6 million credited to surplus for stock-based compensation costs, $31.5 million from the issuance of shares of the Company’s common stock related to acquisitions and pursuant to various stock compensation plans and $2.6 million in higher net unrealized gains from available-for-sale securities and net unrealized gains from cash flow hedges, net of tax.

Changes in shareholders’ equity from 2009 to 2010 was primarily the result of $494.4 million from the issuance of common stock and tangible equity units in March and December of 2010, net income of $63.3 million less preferred and common stock dividends of $21.2 million, offset by a reduction in preferred stock of $250.0 million.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2011		2010		2009		2008		2007

		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial	$2,498,313	22%	$2,049,326	21%	$1,743,209	21%	$1,423,583	19%	$1,321,960	20%
Commercial real-estate	3,514,261	31	3,338,007	34	3,296,697	39	3,355,081	44	3,086,701	45
Home equity	862,345	8	914,412	9	930,482	11	896,438	12	678,298	10
Residential real-estate	350,289	3	353,336	3	306,296	4	262,908	3	226,686	3
Premium finance receivables—commercial	1,412,454	13	1,265,500	13	730,144	9	1,243,858	16	1,069,781	16
Premium finance receivables—life insurance	1,695,225	15	1,521,886	15	1,197,893	14	102,728	2	8,404	—
Indirect consumer	64,545	1	51,147	1	98,134	1	175,955	2	241,393	4
Other loans	123,945	1	106,272	1	108,916	1	160,518	2	168,379	2

Total loans, net of unearned income, excluding covered loans	$10,521,377	94%	$9,599,886	97%	$8,411,771	100%	$7,621,069	100%	$6,801,602	100%
Covered loans	651,368	6	334,353	3	—	—	—	—	—	—

Total loans	$11,172,745	100%	$9,934,239	100%	$8,411,771	100%	$7,621,069	100%	$6,801,602	100%

Commercial and commercial real estate loans. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of December 31, 2011 and 2010:

As of December 31, 2011 (Dollars in thousands)	Balance	% of Total Balance	Non-accrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$1,450,451	24.2%	$16,154	$—	$18,787
Franchise	142,775	2.4	1,792	—	1,571
Mortgage warehouse lines of credit	180,450	3.0	—	—	1,409
Community Advantage — homeowner associations	77,504	1.3	—	—	194
Aircraft	20,397	0.3	—	—	110
Asset-based lending	465,737	7.7	1,072	—	7,705
Municipal	78,319	1.3	—	—	1,136
Leases	72,134	1.2	—	—	309
Other	2,125	0.1	—	—	16
Purchased non-covered commercial loans (1)	8,421	0.1	—	589	—
Total commercial	$2,498,313	41.6%	$19,018	$589	$31,237
Commercial Real-Estate:
Residential construction	$65,811	1.1%	$1,993	$—	$1,804
Commercial construction	169,876	2.8	2,158	—	4,512
Land	178,531	3.0	31,547	—	12,515
Office	554,446	9.2	10,614	—	6,929
Industrial	555,802	9.2	2,002	—	5,314
Retail	536,729	8.9	5,366	—	4,569
Multi-family	314,557	5.2	4,736	—	9,337
Mixed use and other	1,086,654	18.1	8,092	—	11,425
Purchased non-covered commercial real-estate (1)	51,855	0.9	—	2,198	—
Total commercial real-estate	$3,514,261	58.4%	$66,508	$2,198	$56,405
Total commercial and commercial real-estate	$6,012,574	100.0%	$85,526	$2,787	$87,642
Commercial real-estate—collateral location by state:
Illinois	$2,913,288	82.9%
Wisconsin	335,070	9.5
Total primary markets	$3,248,358	92.4%
Florida	57,527	1.6
Arizona	39,921	1.1
Indiana	43,322	1.2
Other (no individual state greater than 0.5%)	125,133	3.7
Total	$3,514,261	100.0%

As of December 31, 2010 (Dollars in thousands)	Balance	% of Total Balance	Nonaccrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$1,310,753	24.3%	$15,922	$478	$22,208
Franchise	119,488	2.2	—	—	1,153
Mortgage warehouse lines of credit	131,306	2.4	—	—	1,177
Community Advantage—homeowner associations	75,542	1.4	—	—	323
Aircraft	24,618	0.5	—	—	315
Asset-based lending	288,979	5.4	417	—	5,188
Municipal	56,343	1.0	—	—	923
Leases	41,541	0.8	43	—	483
Other	756	0.1	—	—	7
Purchased non-covered commercial loans (1)	—	—	—	—	—
Total commercial	$2,049,326	38.1%	$16,382	$478	$31,777
Commercial Real-Estate:
Residential construction	$95,947	1.8%	$10,010	$—	$2,597
Commercial construction	131,672	2.4	1,820	—	4,035
Land	260,189	4.8	37,602	—	14,261
Office	535,331	9.9	12,718	—	8,005
Industrial	500,301	9.3	3,480	—	5,213
Retail	510,527	9.5	3,265	—	5,985
Multi-family	290,954	5.4	4,794	—	5,479
Mixed use and other	1,013,086	18.8	20,274	—	17,043
Purchased non-covered commercial real-estate (1)	—	—	—	—	—
Total commercial real-estate	$3,338,007	61.9%	$93,963	$—	$62,618
Total commercial and commercial real-estate	$5,387,333	100.0%	$110,345	$478	$94,395
Commercial real-estate—collateral location by state:
Illinois	$2,695,581	80.8%
Wisconsin	356,696	10.7
Total primary markets	$3,052,277	91.5%
Florida	52,457	1.6
Arizona	42,100	1.3
Indiana	47,828	1.4
Other (no individual state greater than 0.5%)	143,345	4.2
Total	$3,338,007	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. Allowance for loan losses in our commercial loan portfolio is $31.2 million as of December 31, 2011 compared to $31.8 million as of December 31, 2010.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 92.4% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in 2011, however we have been able to effectively manage and reduce our total non-performing commercial real estate loans during 2011. As of December 31, 2011, our allowance for loan losses related to this portfolio is $56.4 million compared to $62.6 million as of December 31, 2010.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. End lender re-payments are sent directly to the Company upon end-lenders’ acceptance of final loan documentation. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business has expanded due to the high demand for mortgage re-financings given the historically low interest rate environment at that time and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of this business has caused our mortgage warehouse lines to increase to $180.5 million as of December 31, 2011 from $131.3 million as of December 31, 2010. Our allowance for loan losses with respect to these loans is $1.4 million as of December 31, 2011.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have re-pricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2011, our residential loan portfolio totaled $350.3 million, or 3% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in our Market Area or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of December 31, 2011, $6.6 million of our residential real estate mortgages, or 1.9% of our residential real estate loan portfolio, were classified as nonaccrual, $5.5 million were 30 to 89 days past due (1.6%) and $338.2 million were current (96.5%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2011 and 2010 was $958.7 million and $942.2 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2011, approximately $19.6 million of our mortgages consist of interest-only loans.

Premium finance receivables — commercial. FIFC originated approximately $3.5 billion in commercial insurance premium finance receivables during 2011. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables — life insurance. In 2007, FIFC began financing life insurance policy premiums generally used for estate planning purposes of high net-worth borrowers. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for a total aggregate purchase price of $745.9 million. See Note 8 of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of this business combination.

FIFC originated approximately $469.7 million in life insurance premium finance receivables in 2011. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the banks’ target markets, the Company established fixed-rate automobile loan financing at Hinsdale Bank funded indirectly through unaffiliated automobile dealers. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company, as a result of competitive pricing pressures, ceased the origination of indirect automobile loans through Hinsdale Bank. However, as a result of favorable pricing opportunities coupled with reduced competition in the indirect consumer auto business, the Company re-entered this business in the fourth quarter of 2010 with originations through Hinsdale Bank.

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

Foreign. The Company had approximately $20.8 million of loans to businesses of foreign countries as of December 31, 2011 compared to no loans during all of 2010. All loans were within the premium finance receivables – commercial portfolio.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the commercial loan portfolio at December 31, 2011 by date at which the loans re-price or mature, and the type of rate:

	One year or less	From one to five years	Over five years	Total
(Dollars in thousands)
Commercial
Fixed rate	$79,778	$328,080	$110,821	$518,679
Variable rate
With floor feature	896,283	13,036	6,007	915,326
Without floor feature	941,683	98,280	24,345	1,064,308
Total commercial	1,917,744	439,396	141,173	2,498,313

Commercial real-estate
Fixed rate	454,400	1,053,225	84,795	1,592,420
Variable rate
With floor feature	1,033,123	19,898	—	1,053,021
Without floor feature	688,513	147,625	32,682	868,820
Total commercial real-estate	2,176,036	1,220,748	117,477	3,514,261

Premium finance receivables, net of unearned income
Fixed rate	1,412,454	50,378	50,880	1,513,712
Variable rate
With floor feature	—	—	—	—
Without floor feature	1,593,967	—	—	1,593,967
Total premium finance receivables (1)	3,006,421	50,378	50,880	3,107,679

(1)	Includes the commercial and consumer portion of the premium finance receivables—life insurance portfolio.

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

The Company’s problem loan reporting system automatically includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. In 2008, the Company created the Managed Assets Division, comprised of experienced lenders, to focus on resolving problem asset situations. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions. An appraisal is ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared by the Managed Asset Division. A summary of this analysis is provided to the directors’ loan committee of the bank which originated the credit for approval of a charge-off, if necessary.

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

The Company’s approach to workout plans and restructuring loans is built on the credit-risk rating process. A modification of a loan with an existing credit risk rating of six or worse or a modification of any other credit, which will result in a restructured credit risk rating of six or worse must be reviewed for troubled debt restructuring (“TDR”) classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of a loan is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan where the credit risk rating is five or better both before and after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is five or better are not experiencing financial difficulties and therefore, are not considered TDRs.

TDRs, which are by definition considered impaired loans, are reviewed at the time of modification and on a quarterly basis to determine if a specific reserve is needed. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve.

For non-TDR loans, if based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a loan is considered impaired, and a specific impairment reserve analysis is performed and if necessary, a specific reserve is established. In determining the appropriate reserve for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-Performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets, excluding covered assets, and loans acquired with credit quality deterioration since origination, as of the dates shown:

(Dollars in thousands)	2011	2010	2009	2008	2007
Loans past due greater than 90 days and still accruing:
Commercial	$—	$478	$561	$65	$806
Commercial real-estate	—	—	—	14,588	13,877
Home equity	—	—	—	617	51
Residential real-estate	—	—	412	—	—
Premium finance receivables – commercial	5,281	8,096	6,271	9,339	8,703
Premium finance receivables – life insurance	—	—	—	—	—
Indirect consumer	314	318	461	679	517
Consumer and other	—	1	95	97	59
Total loans past due greater than 90 days and still accruing	5,595	8,893	7,800	25,385	24,013

Non-accrual loans:
Commercial	19,018	16,382	16,509	8,651	8,037
Commercial real-estate	66,508	93,963	80,639	83,147	24,869
Home equity	14,164	7,425	8,883	828	1,325
Residential real-estate	6,619	6,085	3,779	5,700	1,890
Premium finance receivables – commercial	7,755	8,587	11,878	11,454	10,725
Premium finance receivables – life insurance	54	180	704	—	—
Indirect consumer	138	191	995	913	560
Consumer and other	233	252	617	16	435
Total non-accrual loans	114,489	133,065	124,004	110,709	47,841

Total non-performing loans:
Commercial	19,018	16,860	17,070	8,716	8,843
Commercial real-estate	66,508	93,963	80,639	97,735	38,746
Home equity	14,164	7,425	8,883	1,445	1,376
Residential real-estate	6,619	6,085	4,191	5,700	1,890
Premium finance receivables – commercial	13,036	16,683	18,149	20,793	19,428
Premium finance receivables – life insurance	54	180	704	—	—
Indirect consumer	452	509	1,456	1,592	1,077
Consumer and other	233	253	712	113	494
Total non-performing loans	$120,084	$141,958	$131,804	$136,094	$71,854
Other real estate owned	79,093	71,214	80,163	32,572	3,858
Other real estate owned – obtained in acquisition	7,430	—	—	—	—
Total non-performing assets	$206,607	$213,172	$211,967	$168,666	$75,712

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.76%	0.82%	0.98%	0.61%	0.67%
Commercial real-estate	1.89	2.81	2.45	2.91	1.26
Home equity	1.64	0.81	0.95	0.16	0.20
Residential real-estate	1.89	1.72	1.37	2.17	0.83
Premium finance receivables – commercial	0.92	1.32	2.49	1.67	1.82
Premium finance receivables – life insurance	—	0.01	0.06	—	—
Indirect consumer	0.70	0.99	1.48	0.90	0.45
Consumer and other	0.19	0.24	0.65	0.07	0.29
Total non-performing loans	1.14%	1.48%	1.57%	1.79%	1.06%

Total non-performing assets, as a percentage of total assets	1.30%	1.52%	1.74%	1.58%	0.81%
Allowance for loan losses as a percentage of total non-performing loans	91.92%	80.24%	74.56%	51.26%	70.13%

Non-performing Commercial and Commercial Real Estate

The commercial non-performing loan category totaled $19.0 million as of December 31, 2011 compared to $16.9 million as of December 31, 2010, while the non-performing commercial real estate loan category totaled $66.5 million as of December 31, 2011 compared to $94.0 million as of December 31, 2010.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Residential Real Estate and Home Equity

The non-performing residential real estate and home equity loans totaled $20.8 million as of December 31, 2011. The balance increased $7.3 million from December 31, 2010. The December 31, 2011 non-performing balance is comprised of $6.6 million of residential real estate (34 individual credits) and $14.2 million of home equity loans (42 individual credits). On average, this is approximately 5 non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Commercial Premium Finance Receivables

The table below presents the level of non-performing property and casualty premium finance receivables as of December 31, 2011 and 2010, and the amount of net charge-offs for the years then ended.

	December 31,
(Dollars in thousands)	2011	2010
Non-performing premium finance receivables — commercial	$13,036	$16,683
- as a percent of premium finance receivables — commercial outstanding	0.92%	1.32%
Net charge-offs of premium finance receivables — commercial	$611	$22,224
- as a percent of average premium finance receivables — commercial	0.04%	1.74%

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

Non-performing Indirect Consumer Loans

Total non-performing indirect consumer loans were $452,000 at December 31, 2011, compared to $509,000 at December 31, 2010. The ratio of these non-performing loans to total indirect consumer loans was 0.70% at December 31, 2011 compared to 0.99% at December 31, 2010. Net charge-offs as a percent of total indirect consumer loans were 0.04% for the year ended December 31, 2011 compared to 1.09% in the same period in 2010. The indirect consumer loan portfolio has increased 26% since December 31, 2010 to a balance of $64.5 million at December 31, 2011.

Loan Portfolio Aging

The following table shows, as of December 31, 2011, only 1.2% of the entire portfolio, excluding covered loans, is in a non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.3% either one or two payments past due. In total, 98% of the Company’s total loan portfolio, excluding covered loans, as of December 31, 2011 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2011 and 2010:

As of December 31, 2011 (Dollars in thousands)	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$16,154	$—	$7,496	$15,797	$1,411,004	$1,450,451
Franchise	1,792	—	—	—	140,983	142,775
Mortgage warehouse lines of credit	—	—	—	—	180,450	180,450
Community Advantage – homeowners association	—	—	—	—	77,504	77,504
Aircraft	—	—	709	170	19,518	20,397
Asset-based lending	1,072	—	749	11,026	452,890	465,737
Municipal	—	—	—	—	78,319	78,319
Leases	—	—	—	431	71,703	72,134
Other	—	—	—	—	2,125	2,125
Purchased non-covered commercial (1)	—	589	74	—	7,758	8,421
Total commercial	19,018	589	9,028	27,424	2,442,254	2,498,313
Commercial real-estate:
Residential construction	1,993	—	4,982	1,721	57,115	65,811
Commercial construction	2,158	—	—	150	167,568	169,876
Land	31,547	—	4,100	6,772	136,112	178,531
Office	10,614	—	2,622	930	540,280	554,446
Industrial	2,002	—	508	4,863	548,429	555,802
Retail	5,366	—	5,268	8,651	517,444	536,729
Multi-family	4,736	—	3,880	347	305,594	314,557
Mixed use and other	8,092	—	7,163	20,814	1,050,585	1,086,654
Purchased non-covered commercial real-estate (1)	—	2,198	—	252	49,405	51,855
Total commercial real-estate	66,508	2,198	28,523	44,500	3,372,532	3,514,261
Home equity	14,164	—	1,351	3,262	843,568	862,345
Residential real estate	6,619	—	2,343	3,112	337,522	349,596
Purchased non-covered residential real estate (1)	—	—	—	—	693	693
Premium finance receivables
Commercial insurance loans	7,755	5,281	3,850	13,787	1,381,781	1,412,454
Life insurance loans	54	—	—	423	1,096,285	1,096,762
Purchased life insurance loans (1)	—	—	—	—	598,463	598,463
Indirect consumer	138	314	113	551	63,429	64,545
Consumer and other	233	—	170	1,070	122,393	123,866
Purchased non-covered consumer and other (1)	—	—	—	2	77	79
Total loans, net of unearned income, excluding covered loans	$114,489	$8,382	$45,378	$94,131	$10,258,997	$10,521,377
Covered loans	—	174,727	25,507	24,799	426,335	651,368
Total loans, net of unearned income	$114,489	$183,109	$70,885	$118,930	$10,685,332	$11,172,745

Aging as a % of Loan Balance:
Commercial
Commercial and industrial	1.1%	—%	0.5%	1.1%	97.3%	100.0%
Franchise	1.3	—	—	—	98.7	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	3.5	0.8	95.7	100.0
Asset-based lending	0.2	—	0.2	2.4	97.2	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	0.6	99.4	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	7.0	0.9	—	92.1	100.0
Total commercial	0.8	0.0	0.4	1.1	97.7	100.0
Commercial real-estate
Residential construction	3.0	—	7.6	2.6	86.8	100.0
Commercial construction	1.3	—	—	0.1	98.6	100.0
Land	17.7	—	2.3	3.8	76.2	100.0
Office	1.9	—	0.5	0.2	97.4	100.0
Industrial	0.4	—	0.1	0.9	98.6	100.0
Retail	1.0	—	1.0	1.6	96.4	100.0
Multi-family	1.5	—	1.2	0.1	97.2	100.0
Mixed use and other	0.7	—	0.7	1.9	96.7	100.0
Purchased non-covered commercial real-estate (1)	—	4.2	—	0.5	95.3	100.0
Total commercial real-estate	1.9	0.1	0.8	1.3	95.9	100.0
Home equity	1.6	—	0.2	0.4	97.8	100.0
Residential real estate	1.9	—	0.7	0.9	96.5	100.0
Purchased non-covered residential real estate (1)	—	—	—	—	100.0	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.3	1.0	97.8	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.2	0.5	0.2	0.9	98.2	100.0
Consumer and other	0.2	—	0.1	0.9	98.8	100.0
Purchased non-covered consumer and other (1)	—	—	—	2.5	97.5	100.0
Total loans, net of unearned income, excluding covered loans	1.1%	0.1%	0.4%	0.9%	97.5%	100.0%
Covered loans	—	26.8	3.9	3.8	65.5	100.0
Total loans, net of unearned income	1.0%	1.6%	0.6%	1.1%	95.7%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2010 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,922	$478	$4,416	$9,928	$1,280,009	$1,310,753
Franchise	—	—	—	2,250	117,238	119,488
Mortgage warehouse lines of credit	—	—	—	—	131,306	131,306
Community Advantage – homeowners association	—	—	—	—	75,542	75,542
Aircraft	—	—	178	1,000	23,440	24,618
Asset-based lending	417	—	161	2,846	285,555	288,979
Municipal	—	—	—	—	56,343	56,343
Leases	43	—	—	—	41,498	41,541
Other	—	—	—	—	756	756
Purchased non-covered commercial (1)	—	—	—	—	—	—
Total commercial and commercial real-estate	16,382	478	4,755	16,024	2,011,687	2,049,326
Commercial real-estate
Residential construction	10,010	—	96	1,801	84,040	95,947
Commercial construction	1,820	—	—	1,481	128,371	131,672
Land	37,602	—	6,815	11,915	203,857	260,189
Office	12,718	—	9,121	3,202	510,290	535,331
Industrial	3,480	—	686	2,276	493,859	500,301
Retail	3,265	—	4,088	3,839	499,335	510,527
Multi-family	4,794	—	1,573	3,062	281,525	290,954
Mixed use and other	20,274	—	8,481	15,059	969,272	1,013,086
Purchased non-covered commercial real-estate (1)	—	—	—	—	—	—
Total commercial real-estate	93,963	—	30,860	42,635	3,170,549	3,338,007
Home equity	7,425	—	2,181	7,098	897,708	914,412
Residential real estate	6,085	—	1,836	8,224	337,191	353,336
Purchased non-covered residential real estate (1)	—	—	—	—	—	—
Premium finance receivables
Commercial insurance loans	8,587	8,096	6,076	16,584	1,226,157	1,265,500
Life insurance loans	180	—	—	—	826,119	826,299
Purchased life insurance loans (1)	—	174	—	—	695,413	695,587
Indirect consumer	191	318	301	918	49,419	51,147
Consumer and other	252	1	109	379	105,531	106,272
Purchased non-covered consumer and other (1)	—	—	—	—	—	—
Total loans, net of unearned income, excluding covered loans	$133,065	$9,067	$46,118	$91,862	$9,319,774	$9,599,886
Covered loans	—	117,161	7,352	22,744	187,096	334,353
Total loans, net of unearned income	$133,065	$126,228	$53,470	$114,606	$9,506,870	$9,934,239

Commercial
Commercial and industrial	1.0%	—%	0.3%	0.8%	97.9%	100.0%
Franchise	—	—	—	1.9	98.1	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	0.7	4.1	95.2	100.0
Asset-based lending	0.1	—	0.1	1.0	98.8	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	0.1	—	—	—	99.9	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	—	—	—	—	—
Total commercial	0.8	—	0.2	0.8	98.2	100.0
Commercial real-estate
Residential construction	10.4	—	0.1	1.9	87.6	100.0
Commercial construction	1.4	—	—	1.1	97.5	100.0
Land	14.5	—	2.6	4.6	78.3	100.0
Office	2.4	—	1.7	0.6	95.3	100.0
Industrial	0.7	—	0.1	0.5	98.7	100.0
Retail	0.6	—	0.8	0.8	97.8	100.0
Multi-family	1.6	—	0.5	1.1	96.8	100.0
Mixed use and other	2.0	—	0.8	1.5	95.7	100.0
Purchased non-covered commercial real-estate (1)	—	—	—	—	—	—
Total commercial real-estate	2.8	—	1.2	1.5	94.5	100.0
Home equity	0.8	—	0.2	0.8	98.2	100.0
Residential real estate	1.7	—	0.5	2.3	95.5	100.0
Purchased non-covered residential real estate (1)	—	—	—	—	—	—
Premium finance receivables
Commercial insurance loans	0.7	0.6	0.5	1.3	96.9	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.4	0.6	0.6	1.8	96.6	100.0
Consumer and other	0.2	—	0.1	0.4	99.3	100.0
Purchased non-covered consumer and other (1)	—	—	—	—	—	—
Total loans, net of unearned income, excluding covered loans	1.4%	0.1%	0.5%	1.0%	97.0%	100.0%
Covered loans	—	35.0	2.2	6.8	56.0	100.0
Total loans, net of unearned income	1.3%	1.3%	0.5%	1.2%	95.7%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2011, only $45.4 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $94.1 million, or 0.9%, were 30 to 59 days (or one payment) past due. As of December 31, 2010, $46.1 million of all loans, excluding covered loans, or 0.5%, were 60 to 89 days past due and $91.9 million, or 1.0%, were 30 to 59 days (or one payment) past due.

The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) decreased $2.2 million since December 31, 2010.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2011 that are current with regard to the contractual terms of the loan agreement represent 97.8% of the total home equity portfolio. Residential real estate loans at December 31, 2011 that are current with regards to the contractual terms of the loan agreements comprise 96.5% of total residential real estate loans outstanding.

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

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans, as of December 31, 2011 and shows the changes in the balance during 2011 and 2010:

(Dollars in thousands)

	2011	2010

Balance at beginning of period	$141,958	$131,804
Additions, net	166,459	173,461
Return to performing status	(7,800)	(4,914)
Payments received	(44,804)	(30,513)
Transfers to OREO	(59,203)	(68,663)
Charge-offs	(68,608)	(55,220)
Net change for niche loans (1)	(7,918)	(3,997)

Balance at end of period	$120,084	$141,958

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

The following table sets forth the allocation of the allowance for loan and covered loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for loan losses and allowance for covered loan losses allocation:
Commercial	$31,237	22%	$31,777	21%	$28,012	21%	$17,495	19%	$16,185	20%
Commercial real-estate	56,405	31	62,618	34	50,952	39	39,490	44	22,810	45
Home equity	7,712	8	6,213	9	9,013	11	3,067	12	2,057	10
Residential real-estate	5,028	3	5,107	3	3,139	4	1,698	3	1,290	3
Premium finance receivables – commercial	6,109	13	5,482	13	2,836	9	4,358	16	3,643	16
Premium finance receivables – life insurance	1,105	15	837	15	980	14	308	2	29	—
Indirect consumer	645	1	526	1	1,368	1	1,690	2	2,900	4
Consumer and other	2,140	1	1,343	1	1,977	1	1,661	2	1,475	2
Total allowance for loan losses	110,381	94	113,903	97	98,277	100	69,767	100	50,389	100
Covered loans	12,977	6	—	3	—	—	—	—	—	—
Total allowance for loan losses and allowance for covered loan losses	$123,358	100%	$113,903	100%	$98,277	100%	$69,767	100%	$50,389	100%

Allowance category as a percent of total allowance for loan losses and allowance for covered loan losses:
Commercial	25%		28%		29%		25%		32%
Commercial real-estate	46		55		52		57		45
Home equity	6		5		9		5		4
Residential real-estate	4		4		3		2		3
Premium finance receivables—commercial	5		5		3		6		7
Premium finance receivables—life insurance	1		1		1		1		—
Indirect consumer	1		1		1		2		6
Consumer and other	1		1		2		2		3
Total allowance for loan losses	89		100		100		100		100
Covered loans	11		—		—		—		—

Total allowance for loan losses	100%		100%		100%		100%		100%

Allowance for losses on lending-related commitments:
Commercial and commercial real estate	13,231		4,134		3,554		1,586		493
Total allowance for credit losses including allowance for covered loan losses	136,589		118,037		101,831		71,353		50,882

Management has determined that the allowance for loan losses was appropriate at December 31, 2011, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of nonperforming loans, the ratio of nonperforming loans to the allowance for credit losses and the overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.

(Dollars in thousands)	2011	2010	2009	2008	2007

Allowance for loan losses at beginning of year	$113,903	$98,277	$69,767	$50,389	$46,055
Provision for credit losses	97,920	124,664	167,932	57,441	14,879
Allowance acquired in business combinations	—	—	—	—	362
Other adjustments	—	1,943	—	—	—
Reclassification (to)/from allowance for unfunded lending-related commitments	1,904	(1,301)	(2,037)	(1,093)	(36)

Charge-offs:
Commercial	31,951	18,592	35,022	10,066	4,806
Commercial real estate	62,698	61,873	89,114	20,403	4,152
Home equity	5,020	5,926	4,605	284	289
Residential real estate	4,115	1,143	1,067	1,631	147
Premium finance receivables – commercial	6,617	23,005	8,153	4,073	2,425
Premium finance receivables – life insurance	275	233	—	—	—
Indirect consumer	244	967	1,848	1,322	873
Consumer and other	1,532	1,141	644	618	845

Total charge-offs	112,452	112,880	140,453	38,397	13,537

Recoveries:
Commercial	1,258	1,140	450	299	803
Commercial real estate	1,386	914	792	197	929
Home equity	64	24	815	1	61
Residential real estate	10	12	—	—	6
Premium finance receivables – commercial	6,006	781	651	662	514
Premium finance receivables – life insurance	12	—	—	—	—
Indirect consumer	220	198	179	173	172
Consumer and other	150	131	181	95	181

Total recoveries	9,106	3,200	3,068	1,427	2,666

Net charge-offs, excluding covered loans	(103,346)	(109,680)	(137,385)	(36,970)	(10,871)

Allowance for loan losses at year end	$110,381	$113,903	$98,277	$69,767	$50,389
Allowance for unfunded lending-related commitments at year end	$13,231	$4,134	$3,554	$1,586	$493
Allowance for credit losses at year end	$123,612	$118,037	$101,831	$71,353	$50,882

Net charge-offs by category as a percentage of its own respective category’s average:
Commercial	1.44%	0.95%	2.18%	0.72%	0.31%
Commercial real estate	1.80	1.83	2.59	0.63	0.11
Home equity	0.56	0.64	0.41	0.04	0.04
Residential real estate	0.79	0.19	0.21	0.49	0.04
Premium finance receivables – commercial	0.04	1.74	0.67	0.29	0.15
Premium finance receivables – life insurance	0.02	0.02	—	—	—
Indirect consumer	0.04	1.09	1.24	0.53	0.28
Consumer and other	1.21	0.93	0.35	0.32	0.47

Total loans, net of unearned income, excluding covered loans	1.02%	1.16%	1.65%	0.51%	0.16%

Net charge-offs as a percentage of the provision for credit losses	105.54%	87.98%	81.81%	64.36%	73.07%

Year-end total loans (excluding covered loans)	$10,521,377	$9,599,886	$8,411,771	$7,621,069	$6,801,602
Allowance for loan losses as a percentage of loans at end of year	1.05%	1.19%	1.17%	0.92%	0.74%
Allowance for credit losses as a percentage of loans at end of year	1.17%	1.23%	1.21%	0.94%	0.75%

Year-end total loans (including covered loans)	$11,172,745	$9,934,239	$8,411,771	$7,621,069	$6,801,602
Allowance for loan losses as a percentage of loans at end of year	1.10%	1.15%	1.17%	0.92%	0.74%
Allowance for credit losses as a percentage of loans at end of year	1.22%	1.19%	1.21%	0.94%	0.75%

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

Specific Impairment Reserves:

Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the amounts and timing of expected future cash flows, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve.

General Reserves:

For loans with a credit risk rating of 1 through 7, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.

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

Home Equity and Residential Real Estate Loans

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

Premium Finance Receivables and Indirect Consumer Loans

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

Effects of Economic Recession and Real Estate Market

The Company’s primary markets, which are mostly in Chicago metropolitan area, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of December 31, 2011, home equity loans and residential mortgages comprised 8% and 3%, respectively, of the Company’s total loan portfolio. At December 31, 2011 (excluding covered loans), approximately only 2.6% of all of the Company’s residential mortgage loans and approximately only 1.8% of all of the Company’s home equity loans are more than one payment past due. Although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.

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

Restructured Loans

At December 31, 2011, the Company had $130.5 million in loans with modified terms. The $130.5 million in modified loans represents 168 credit relationships in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with these borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the loan interest rate to a rate considered lower than market and other modification of terms including forgiveness of all or a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period.

Subsequent to its restructuring, any restructured loan with a below market rate concession that becomes nonaccrual, will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s nonperforming loans. Each restructured loan was reviewed for impairment at December 31, 2011 and approximately $2.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2011	2010

Accruing:
Commercial	$9,270	$14,163
Commercial real estate	104,864	65,419
Residential real estate and other	5,786	1,562

Total accrual	$119,920	$81,144

Non-accrual: (1)
Commercial	$1,564	$3,865
Commercial real estate	7,932	15,947
Residential real estate and other	1,102	234

Total non-accrual	$10,598	$20,046

Total restructured loans:
Commercial	$10,834	$18,028
Commercial real estate	112,796	81,366
Residential real estate and other	6,888	1,796

Total restructured loans	$130,518	$101,190

(1)	Included in total non-performing loans.

Restructured Loans Rollforward

The table below presents a summary of restructured loans as of December 31, 2011, 2010 and 2009, and shows the changes in the balance during those periods:

Year Ended December 31, 2011 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total

Balance at beginning of period	$18,028	$81,366	$1,796	$101,190
Additions during the period	6,956	87,656	5,916	100,528
Reductions:
Charge-offs	(5,959)	(16,396)	(753)	(23,108)
Transferred to OREO	—	(8,288)	—	(8,288)
Removal of restructured loan status (1)	(6,588)	(9,537)	—	(16,125)
Payments received	(1,603)	(22,005)	(71)	(23,679)

Balance at period end	$10,834	$112,796	$6,888	$130,518

Year Ended December 31, 2010 (Dollars in thousands)]	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total

Balance at beginning of period	$10,946	$21,252	$234	$32,432
Additions during the period	14,916	79,715	3,269	97,900
Reductions:
Charge-offs	—	(5,393)	(35)	(5,428)
Transferred to OREO	(94)	(3,695)	(1,665)	(5,454)
Removal of restructured loan status (1)	(5,726)	(5,000)	(2)	(10,728)
Payments received	(2,014)	(5,513)	(5)	(7,532)

Balance at period end	$18,028	$81,366	$1,796	$101,190

Year Ended December 31, 2009 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total

Balance at beginning of period	$—	$—	$—	$—
Additions during the period	10,946	21,252	234	32,432
Reductions:
Charge-offs	—	—	—	—
Transferred to OREO	—	—	—	—
Removal of restructured loan status (1)	—	—	—	—
Payments received	—	—	—	—

Balance at period end	$10,946	$21,252	$234	$32,432

(1)

Loan was previously classified as a troubled debt restructuring and subsequently performed in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

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

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2011, except for loans included in the specialty finance operating segment, which are diversified throughout the United States.

Other Real Estate Owned

The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of December 31, 2011 and shows the activity for the respective periods and the balance for each property type:

	Year Ended

(Dollars in thousands)	December 31, 2011	December 31, 2010

Balance at beginning of period	$71,214	$80,163
Disposal/resolved	(35,071)	(63,562)
Transfers in at fair value, less costs to sell	59,669	63,615
Additions from acquisition	7,430	—
Fair value adjustments	(16,719)	(9,002)

Balance at end of period	$86,523	$71,214

	Period End

(Dollars in thousands)	December 31, 2011	December 31, 2010

Residential real estate	$7,327	$5,694
Residential real estate development	19,923	17,781
Commercial real estate	59,273	47,739

Total	$86,523	$71,214

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

The following table summarizes the capital guidelines for bank holding companies, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2011, 2010 and 2009:

	Minimum Ratios	Well Capitalized Ratios	2011	2010	2009
Tier 1 Leverage Ratio	4.0%	5.0%	9.4%	10.1%	9.3%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	11.8%	12.5%	11.0%
Total Capital to Risk-Weighted Assets	8.0%	10.0%	13.0%	13.8%	12.4%
Total average equity to toal average assets	N/A	N/A	10.0%	10.0%	9.5%
Dividend payout ratio	N/A	N/A	10.8%	17.6%	12.4%

As reflected in the table, each of the Company’s capital ratios at December 31, 2011, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 20 of the Consolidated Financial Statements for further information on the capital positions of the banks.

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes 12, 14, 16 and 24 of the Consolidated Financial Statements for further information on the Company’s notes payable, subordinated notes, junior subordinated debentures and shareholders’ equity, respectively. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.

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

The Company’s Board of Directors approved the first semiannual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the Company’s trust preferred securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility entered into on October 30, 2009 (and amended on October 28, 2011), the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility. Prior to the repurchase of the Series B Preferred Stock, noted above, declarations of dividends were also limited by the terms of Series B Preferred Stock. In January and July of 2010 and 2011, Wintrust declared semi-annual cash dividends of $0.09 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

At January 1, 2012, subject to minimum capital requirements at the banks, approximately $94.7 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2011, 2010 and 2009 the subsidiaries paid dividends to Wintrust totaling

$27.8 million, $11.5 million and $100.0 million, respectively.

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

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Total deposits	$12,307,267	10,803,673	9,917,074	8,376,750	7,471,441
Brokered Deposits (1)	616,071	639,687	927,722	800,042	505,069
Brokered deposits as a percentage of total deposits (1)	5.0%	5.9%	9.4%	9.6%	6.8%

(1)

Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2011 and 2010, the banks had approximately

$877.5 million and $875.7 million, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

Contractual Obligations. The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total

Deposits (1)	11	$10,664,128	1,239,609	399,252	4,278	12,307,267
Notes Payable	12	50,729	729	1,364	—	52,822
FHLB Advances (1) (2)	13	60,000	259,481	120,000	35,000	474,481
Subordinated Notes	14	15,000	15,000	5,000	—	35,000
Other borrowings	15	154,232	889,521	—	—	1,043,753
Junior Subordinated debentures	16	—	—	—	249,493	249,493
Operating leases	17	4,189	7,302	5,860	9,011	26,362
Purchase obligations (3)		22,249	24,035	14,472	113	60,869
Total		$10,970,527	2,435,677	545,948	297,895	14,250,047

(1)	Excludes basis adjustment for purchase accounting valuations.

(2)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(3)

Purchase obligations presented above primarily relate to certain contractual obligations for services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2011 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above. Commitments.

The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2011. Further information on these commitments is included in Note 21 of the Consolidated Financial Statements.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total

Commitment type:
Commercial, commercial real estate and construction	$1,257,581	517,422	119,171	37,603	1,931,777
Residential real estate	272,885	—	—	—	272,885
Revolving home equity lines of credit	762,230	—	—	—	762,230
Letters of credit	132,374	47,330	17,645	1,659	199,008
Commitments to sell mortgage loans	591,530	—	—	—	591,530

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2011 the liability for estimated losses on repurchase and indemnification was $2.5 million and was included in other liabilities on the balance sheet.

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

Interest rate risk arises when the maturity or re-pricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result interest rate fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management would take appropriate actions with its asset-liability structure to mitigate these potentially adverse situations. Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the net interest margin.

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

Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 2011 and December 31, 2010, is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points

Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
December 31, 2011	7.7%	3.2%	(3.4)%	(8.8)%
December 31, 2010	5.3%	2.4%	(2.9)%	(7.0)%

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

During 2011 and 2010, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2011 or 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 29, 2012

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except per share data)

	December 31,

	2011	2010

Assets
Cash and due from banks	$148,012	$153,690
Federal funds sold and securities purchased under resale agreements	21,692	18,890
Interest-bearing deposits with other banks (balance restricted for securitization investors of $272,592 at December 31, 2011 and $36,620 at December 31, 2010)	749,287	865,575
Available-for-sale securities, at fair value	1,291,797	1,496,302
Trading account securities	2,490	4,879
Federal Home Loan Bank and Federal Reserve Bank stock	100,434	82,407
Brokerage customer receivables	27,925	24,549
Mortgage loans held-for-sale, at fair value	306,838	356,662
Mortgage loans held-for-sale, at lower of cost or market	13,686	14,785
Loans, net of unearned income, excluding covered loans	10,521,377	9,599,886
Covered loans	651,368	334,353
Total loans	11,172,745	9,934,239
Less: Allowance for loan losses	110,381	113,903
Less: Allowance for covered loan losses	12,977	—
Net loans (balance restricted for securitization investors of $411,532 at December 31, 2011 and $646,268 at December 31, 2010)	11,049,387	9,820,336

Premises and equipment, net	431,512	363,696
FDIC indemnification asset	344,251	118,182
Accrued interest receivable and other assets	444,912	366,438
Trade date securities receivable	634,047	—
Goodwill	305,468	281,190
Other intangible assets	22,070	12,575
Total assets	$15,893,808	$13,980,156

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$1,785,433	$1,201,194
Interest bearing	10,521,834	9,602,479
Total deposits	12,307,267	10,803,673

Notes payable	52,822	1,000
Federal Home Loan Bank advances	474,481	423,500
Other borrowings	443,753	260,620
Secured borrowings—owed to securitization investors	600,000	600,000
Subordinated notes	35,000	50,000
Junior subordinated debentures	249,493	249,493
Accrued interest payable and other liabilities	187,459	155,321
Total liabilities	14,350,275	12,543,607

Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A—$1,000 liquidation value; 50,000 shares issued and outstanding at December 31, 2011 and December 31, 2010	49,768	49,640
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 35,981,950 shares and 34,864,068 shares issued at December 31, 2011 and 2010, respectively	35,982	34,864
Surplus	1,001,316	965,203
Treasury stock, at cost, 3,601 shares and no shares at December 31, 2011 and 2010, respectively	(112)	—
Retained earnings	459,457	392,354
Accumulated other comprehensive income (loss)	(2,878)	(5,512)

Total shareholders’ equity	1,543,533	1,436,549
Total liabilities and shareholders’ equity	$15,893,808	$13,980,156

See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,

	2011	2010	2009

Interest income
Interest and fees on loans	$552,938	$547,896	$465,777
Interest bearing deposits with banks	3,419	5,170	3,574
Federal funds sold and securities purchased under resale agreements	116	157	271
Securities	46,219	36,904	55,649
Trading account securities	44	394	106
Federal Home Loan Bank and Federal Reserve Bank stock	2,297	1,931	1,722
Brokerage customer receivables	760	655	515
Total interest income	605,793	593,107	527,614
Interest expense
Interest on deposits	87,938	123,779	171,259
Interest on Federal Home Loan Bank advances	16,320	16,520	18,002
Interest on notes payable and other borrowings	11,023	5,943	7,064
Interest on secured borrowings—owed to securitization investors	12,113	12,366	—
Interest on subordinated notes	750	995	1,627
Interest on junior subordinated debentures	16,272	17,668	17,786
Total interest expense	144,416	177,271	215,738
Net interest income	461,377	415,836	311,876
Provision for credit losses	102,638	124,664	167,932
Net interest income after provision for credit losses	358,739	291,172	143,944
Non-interest income
Wealth management	44,517	36,941	28,357
Mortgage banking	56,942	61,378	68,527
Service charges on deposit accounts	14,963	13,433	13,037
Gain on sales of commercial premium finance receivables	—	—	8,576
Gains (losses) on available-for-sale securities, net	1,792	9,832	(268)
Fees from covered call options	13,570	2,235	1,998
Gain on bargain purchases	37,974	44,231	156,013
Trading gains	337	5,165	26,788
Other	19,603	18,945	14,619
Total non-interest income	189,698	192,160	317,647
Non-interest expense
Salaries and employee benefits	237,785	215,766	186,878
Equipment	18,267	16,529	16,119
Occupancy, net	28,764	24,444	23,806
Data processing	14,568	15,355	12,982
Advertising and marketing	8,380	6,315	5,369
Professional fees	16,874	16,394	13,399
Amortization of other intangible assets	3,425	2,739	2,784
FDIC insurance	14,143	18,028	21,199
OREO expenses, net	26,340	19,331	18,963
Other	51,858	47,624	42,588
Total non-interest expense	420,404	382,525	344,087
Income before taxes	128,033	100,807	117,504
Income tax expense	50,458	37,478	44,435
Net income	$77,575	$63,329	$73,069
Preferred stock dividends and discount accretion	4,128	19,643	19,556
Non-cash deemed preferred stock dividend	—	11,361	—
Net income applicable to common shares	$73,447	$32,325	$53,513
Net income per common share—Basic	$2.08	$1.08	$2.23
Net income per common share—Diluted	$1.67	$1.02	$2.18
Cash dividends declared per common share	$0.18	$0.18	$0.27
Weighted average common shares outstanding	35,355	30,057	24,010
Dilutive potential common shares	8,636	1,513	2,335
Average common shares and dilutive common shares	43,991	31,570	26,345

See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity
Balance at December 31, 2008	$281,873	$26,611	$571,887	$(122,290)	$318,793	$(10,302)	$1,066,572
Comprehensive income:
Net income	—	—	—	—	73,069	—	73,069
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	877	877
Unrealized gains on derivative instruments	—	—	—	—	—	3,112	3,112
Comprehensive income							77,058
Cash dividends declared on common stock	—	—	—	—	(6,463)	—	(6,463)
Dividends on preferred stock	—	—	—	—	(16,605)	—	(16,605)
Accretion on preferred stock	2,951	—	—	—	(2,951)	—	—
Stock-based compensation	—	—	6,853	—	—	—	6,853
Cumulative effect of change in accounting for other-than- temporary impairment	—	—	—	—	309	(309)	—
Common stock issued for:
Exercise of stock options and warrants	—	213	3,144	—	—	—	3,357
Restricted stock awards	—	84	(835)	(443)	—	—	(1,194)
Employee stock purchase plan	—	119	2,376	—	—	—	2,495
Director compensation plan	—	52	6,514	—	—	—	6,566
Balance at December 31, 2009	$284,824	$27,079	$589,939	$(122,733)	$366,152	$(6,622)	$1,138,639
Comprehensive income:
Net income	—	—	—	—	63,329	—	63,329
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(64)	(64)
Unrealized gains on derivative instruments	—	—	—	—	—	1,330	1,330
Comprehensive income							64,595
Cash dividends declared on common stock	—	—	—	—	(4,991)	—	(4,991)
Dividends on preferred stock	—	—	—	—	(16,188)	—	(16,188)
Accretion on preferred stock	3,455	—	—	—	(3,455)	—	—
Redemption of Series B preferred stock	(250,000)	—	—	—	—	—	(250,000)
Non-cash deemed preferred stock dividend	11,361	—	—	—	(11,361)	—	—
Stock-based compensation	—	—	4,640	—	—	—	4,640
Cumulative effect of change in accounting for loan securitizations	—	—	—	—	(1,132)	(156)	(1,288)
Issuance of prepaid common stock purchase contracts	—	—	179,316	—	—		179,316
Common stock issued for:
New issuance, net of costs	—	7,473	184,684	122,951	—	—	315,108
Exercise of stock options and warrants	—	159	3,136	—	—	—	3,295
Restricted stock awards	—	64	(87)	(218)	—	—	(241)
Employee stock purchase plan	—	41	1,354	—	—	—	1,395
Director compensation plan	—	48	2,221	—	—	—	2,269
Balance at December 31, 2010	$49,640	$34,864	$965,203	$—	$392,354	$(5,512)	$1,436,549
Comprehensive income:
Net income	—	—	—	—	77,575	—	77,575
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	—	—	—	—	—	1,525	1,525
Unrealized gains on derivative instruments	—	—	—	—	—	1,109	1,109
Comprehensive income							80,209
Cash dividends declared on common stock	—	—	—	—	(6,344)	—	(6,344)
Dividends on preferred stock	—	—	—	—	(4,000)	—	(4,000)
Accretion on preferred stock	128	—	—	—	(128)	—	—
Common stock repurchases	—	—	—	(112)	—	—	(112)
Stock-based compensation	—	—	5,692	—	—	—	5,692
Common stock issued for:
Acquisitions	—	883	25,603	—	—	—	26,486
Exercise of stock options and warrants	—	86	1,504	—	—	—	1,590
Restricted stock awards	—	57	(132)	—	—	—	(75)
Employee stock purchase plan	—	67	2,032	—	—	—	2,099
Director compensation plan	—	25	1,414	—	—	—	1,439
Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533

See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(In thousands)	2011	2010	2009

Operating Activities:
Net income	$77,575	$63,329	$73,069
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	102,638	124,664	167,932
Depreciation and amortization	19,469	18,165	20,508
Deferred income tax (benefit) expense	(639)	(15,972)	51,279
Stock-based compensation expense	5,692	4,640	6,853
Tax benefit from stock-based compensation arrangements	129	881	81
Excess tax benefits from stock-based compensation arrangements	(306)	(1,354)	(981)
Net amortization of premium on securities	4,434	8,910	1,729
Mortgage servicing rights fair value change and amortization, net	4,673	2,977	2,031
Originations and purchases of mortgage loans held-for-sale	(2,545,385)	(3,746,127)	(4,666,506)
Proceeds from sales of mortgage loans held-for-sale	2,638,162	3,723,773	4,503,982
Originations of premium finance receivables held-for-sale	—	—	(1,146,342)
Proceeds from sales and securitizations of premium finance receivables held-for-sale	—	—	462,580
Bank owned life insurance income, net of claims	(2,569)	(2,404)	(2,044)
Gain on sales of premium finance receivables	—	—	(8,576)
Decrease (increase) in trading securities, net	2,389	28,895	(29,375)
Net increase in brokerage customer receivables	(3,376)	(3,678)	(2,970)
Gain on mortgage loans sold	(41,854)	(73,378)	(52,075)
(Gains) losses on available-for-sale securities, net	(1,792)	(9,832)	268
Gain on bargain purchases	(37,974)	(44,231)	(156,013)
Loss on sales of premises and equipment, net	29	17	362
Decrease (increase) in accrued interest receivable and other assets, net	154,112	141,518	(64,393)
Decrease in accrued interest payable and other liabilities, net	(9,720)	(15,349)	(2,427)
Net Cash Provided by (Used for) Operating Activities	365,687	205,444	(841,028)
Investing Activities:
Proceeds from maturities of available-for-sale securities	1,483,986	1,032,581	1,423,164
Proceeds from sales of available-for-sale securities	1,265,046	710,290	1,273,634
Purchases of available-for-sale securities	(3,087,864)	(2,016,636)	(2,457,086)
Proceeds from sales and securitizations of premium finance receivables	—	—	600,000
Net cash received (paid) for acquisitions	91,571	62,189	(745,916)
Net decrease (increase) in interest-bearing deposits with banks	140,684	366,099	(902,654)
Net increase in loans	(772,675)	(706,285)	(38,775)
Purchases of premises and equipment, net	(79,132)	(30,510)	(18,275)
Net Cash Used for Investing Activities	(958,384)	(582,272)	(865,908)
Financing Activities:
Increase in deposit accounts	385,335	197,614	1,540,308
Increase (decrease) in other borrowings, net	226,050	13,173	(89,327)
Decrease in Federal Home Loan Bank advances, net	—	(36,735)	(5,000)
Repayment of subordinated note	(15,000)	(10,000)	(10,000)
Excess tax benefits from stock-based compensation arrangements	306	1,354	981
Redemption of Series B preferred stock	—	(250,000)	—
Issuance of prepaid common stock purchase contracts	—	179,316	—
Issuance of common stock, net of issuance costs	—	315,108	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,586	3,956	4,912
Common stock repurchases	(112)	(218)	(443)
Dividends paid	(10,344)	(22,776)	(21,783)
Net Cash Provided by Financing Activities	589,821	390,792	1,419,648
Net (Decrease) Increase in Cash and Cash Equivalents	(2,876)	13,964	(287,288)
Cash and Cash Equivalents at Beginning of Period	172,580	158,616	445,904
Cash and Cash Equivalents at End of Period	$169,704	$172,580	$158,616
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$146,982	$177,422	$218,602
Income taxes, net	57,474	34,730	8,646
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	1,257,085	673,277	911,023
Value ascribed to goodwill and other intangible assets	37,198	1,590	1,800
Fair value of liabilities assumed	1,220,189	730,522	—
Non-cash activities
Transfer to other real estate owned from loans	59,669	68,663	112,015
Common stock issued for acquisitions	27,091	—	—

See accompanying Notes to Consolidated Financial Statements.

(1) Summary of Significant Accounting Policies

The accounting and reporting policies of Wintrust and its subsidiaries conform to generally accepted accounting principles in the United States and prevailing practices of the banking industry. In the preparation of the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts contained in the consolidated financial statements. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions change beyond management’s expectations. Reclassifications of certain prior year amounts have been made to conform to the current year presentation. The following is a summary of the Company’s more significant accounting policies.

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

ASC 825, “Financial Instruments” provides entities with an option to report selected financial assets and liabilities at fair value and was effective January 1, 2008. The Company elected to measure, at fair value, new mortgage loans originated by Wintrust Mortgage on or after January 1, 2008. The fair value of the loans is determined by reference to investor prices for loan products with similar characteristics. Changes in fair value are recognized in mortgage banking revenue.

Mortgage loans held-for-sale not originated by Wintrust Mortgage on or after January 1, 2008 are carried at the lower of cost or market applied on an aggregate basis by loan type. Fair value is based on either quoted prices for the same or similar loans or values obtained from third parties. Charges related to adjustments to record the loans at fair value are recognized in mortgage banking revenue. Loans that are transferred between mortgage loans held-for-sale and the loan portfolio are recorded at the lower of cost or market at the date of transfer.

Loans, Allowance for Loan Losses, Allowance for Covered Loan Losses and Allowance for Losses on Lending-Related Commitments

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

The Company maintains its allowance for loan losses at a level believed appropriate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan reporting system loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (an impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve. For loans with a credit risk rating of 7 or better, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.

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

Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”) are recorded in the Statement of Condition at fair value in accordance with ASC 860, “Transfers and Servicing.” The Company originates mortgage loans for sale to the secondary market, the majority of which are sold without retaining servicing rights. There are certain loans, however, that are originated and sold with servicing rights retained. MSRs associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the consolidated statements of condition. The change in the fair value of MSRs is recorded as a component of mortgage banking revenue in non- interest income in the consolidated statements of income. For purposes of measuring fair value, a third party valuation is obtained. This valuation stratifies the servicing rights into pools based on homogenous characteristics, such as product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.

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

FDIC Indemnification Asset

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the loss share assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the loss share assets. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the loss share assets The corresponding accretion is recorded as a component of non-interest income on the Consolidated Statements of Income. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest income or expense, as appropriate. At December 31, 2011 and 2010, other real estate owned totaled $86.5 million and $71.2 million, respectively.

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

Bank-Owned Life Insurance

The Company owns BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2011 and 2010, BOLI totaled $101.0 million and $92.2 million, respectively.

Additionally, in accordance with applicable accounting standards, the Company recognizes a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Upon adoption of a new accounting standard on January 1, 2008 the Company established an initial liability for postretirement split- dollar insurance benefits by recognizing a cumulative-effect adjustment to retained earnings of $688,000.

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

Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (“covered call options”). These option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2011 or 2010.

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

See Note 6 for additional information on the Company’s securitization accounting.

(2) Recent Accounting Pronouncements

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

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends the presentation formats permitted for reporting other comprehensive income. This ASU no longer allows other comprehensive income to be presented as part of the statement of changes in stockholder’s equity. Entities must present other comprehensive income and its components in a single statement along with net income or in a separate, consecutive statement of other comprehensive income. This guidance is effective for fiscal and interim periods beginning after December 15, 2011. However, in December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred the ASU No. 2011-05 provision requiring companies to present reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This deferral does not change the requirement to present items of net income, other comprehensive income and total comprehensive income in either a continuous statement or consecutive statements as of the effective date noted above. Upon adoption of ASU No. 2011-05, the Company will present comprehensive income in accordance with the above guidance.

Amended Guidance for Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the language used to describe U.S. GAAP requirements for measuring fair value and for disclosing information about fair value measurements. The amended language seeks to clarify the application of existing guidance as well as change the measurement and disclosure of a few specific items. The principles changed include measurement of financial instruments that are managed within a portfolio and application of premiums and discounts in fair value measurement. The new guidance will also require additional disclosures including expanded disclosures for measurements categorized within level three of the fair value hierarchy, disclosures for nonfinancial assets at fair value and disclosure displaying the fair value hierarchy by level for items in the statement of financial position that are not measured at fair value but for which a fair value is required to be disclosed. The guidance is effective during interim and annual periods beginning after December 15, 2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

Changes to the Effective Control Assessment in Accounting for Transfers

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” which amends the criteria used to determine when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The changes presented in this ASU are intended to improve the accounting for these transactions by removing the criterion requiring the transferor to have the ability to repurchase or redeem the transferred financial assets from the assessment of effective control. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively. Adoption of this new guidance will not have a material impact on our consolidated financial statements.

Credit Quality Disclosures of Financing Receivables and Allowance for Credit Losses

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which required more information in disclosures related to the credit quality of financing receivables and the credit reserves held against them. This guidance required the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and the allowance for loan losses as well as to disclose additional information related to credit quality indicators, past due information, and impaired loans. This ASU also included disclosure requirements for information related to loans modified in a troubled debt restructuring, however these disclosures were deferred in January 2011 upon FASB’s issuance of ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in update No. 2010-20” to become effective for reporting periods beginning on or after June 15, 2011. All other provisions of ASU 2010-20, except for the summary of activity in the allowance for credit losses by loan portfolio, were effective for the Company’s reporting period ending on or after December 15, 2010. Although not required, the Company disclosed the summary of activity in the allowance for credit losses for the year ending December 31, 2010. Additional credit quality disclosures are included in our consolidated financial statements to provide disaggregated information with respect to the Company’s loan portfolio and the allowance for loan losses. See Item 2—Loan Portfolio and Asset Quality for further detail.

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

(3) Available-for-Sale Securities

A summary of the available-for-sale securities portfolio presenting carrying amounts and gross unrealized gains and losses as of December 31, 2011 and 2010 is as follows:

	December 31, 2011				December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$16,028	$145	$—	$16,173	$104,418	$—	$(8,321)	$96,097
U.S. Government agencies	760,533	5,596	(213)	765,916	882,095	2,682	(722)	884,055
Municipal	57,962	2,159	(23)	60,098	51,493	896	(86)	52,303
Corporate notes and other:
Financial issuers	149,229	1,914	(8,499)	142,644	186,931	3,048	(2,972)	187,007
Other	27,070	287	(65)	27,292	74,629	330	(51)	74,908
Mortgage-backed: (1)
Agency	206,549	12,078	(15)	218,612	148,693	9,963	(3)	158,653
Non-agency CMOs	29,767	175	(3)	29,939	3,018	10	—	3,028
Other equity securities	37,595	48	(6,520)	31,123	40,636	96	(481)	40,251
Total available-for-sale securities	$1,284,733	$22,402	$(15,338)	$1,291,797	$1,491,913	$17,025	$(12,636)	$1,496,302

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	250,072	(213)	—	—	250,072	(213)
Municipal	6,958	(23)	—	—	6,958	(23)
Corporate notes and other:
Financial issuers	56,577	(3,297)	51,742	(5,202)	108,319	(8,499)
Other	9,562	(65)	—	—	9,562	(65)
Mortgage-backed:
Agency	15,484	(15)	—	—	15,484	(15)
Non-agency CMOs	2,720	(3)	—	—	2,720	(3)
Other equity securities	18,880	(6,520)	—	—	18,880	(6,520)
Total	$360,253	$(10,136)	$51,742	$(5,202)	$411,995	$(15,338)

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$96,097	$(8,321)	$—	$—	$96,097	$(8,321)
U.S. Government agencies	258,727	(722)	—	—	258,727	(722)
Municipal	5,081	(65)	323	(21)	5,404	(86)
Corporate notes and other:
Financial issuers	101,172	(1,563)	4,532	(1,409)	105,704	(2,972)
Other	18,810	(51)	—	—	18,810	(51)
Mortgage-backed:
Agency	1,253	(3)	—	—	1,253	(3)
Other equity securities	27,984	(481)	—	—	27,984	(481)
Total	$509,124	$(11,206)	$4,855	$(1,430)	$513,979	$(12,636)

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

The Company does not consider securities with unrealized losses at December 31, 2011 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers. The corporate securities of financial issuers in this category were comprised of five fixed-to-floating rate bonds, one floating rate bond and three trust-preferred securities, all of which continue to be considered investment grade. Additionally, a review of the issuers indicated that they have strong capital ratios.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Realized gains	$1,874	$9,951	4,249
Realized losses	(82)	(119)	(1,910)
Net realized gains	$1,792	$9,832	$2,339
Other than temporary impairment charges	—	—	(2,607)
Gains (losses) on available- for-sale securities, net	$1,792	$9,832	$(268)
Proceeds from sales of available-for-sale securities, net	$1,265,046	$710,290	$1,273,634
Net gains (losses) on available-for-sale securities resulted in income tax expense (benefit) included in total income tax expense of $705,000 in 2011, $3.8 million in 2010 and ($103,000) in 2009.

The amortized cost and fair value of securities as of December 31, 2011 and December 31, 2010, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$121,400	121,662	647,494	647,987
Due in one to five years	532,828	530,632	309,795	310,663
Due in five to ten years	95,279	95,508	194,442	185,938
Due after ten years	261,315	264,321	147,835	149,782
Mortgage-backed	236,316	248,551	151,711	161,681
Other equity	37,595	31,123	40,636	40,251
Total available-for-sale securities	$1,284,733	1,291,797	1,491,913	1,496,302

At December 31, 2011 and December 31, 2010, securities having a carrying value of $1.1 billion and $876 million, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2011, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

A summary of the loan portfolio at December 31, 2011 and 2010 is as follows:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Balance:
Commercial	$2,498,313	$2,049,326
Commercial real-estate	3,514,261	3,338,007
Home equity	862,345	914,412
Residential real-estate	350,289	353,336
Premium finance receivables—commercial	1,412,454	1,265,500
Premium finance receivables—life insurance	1,695,225	1,521,886
Indirect consumer	64,545	51,147
Consumer and other	123,945	106,272
Total loans, net of unearned income, excluding covered loans	$10,521,377	$9,599,886
Covered loans	651,368	334,353
Total loans	$11,172,745	$9,934,239

Mix:
Commercial	22%	21%
Commercial real-estate	31	34
Home equity	8	9
Residential real-estate	3	3
Premium finance receivables—commercial	13	13
Premium finance receivables—life insurance	15	15
Indirect consumer	1	1
Consumer and other	1	1
Total loans, net of unearned income, excluding covered loans	94%	97%
Covered loans	6	3
Total loans	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $34.6 million and $32.3 million at December 31, 2011 and 2010, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions during 2010 and 2011 are recorded net of credit and interest-rate discounts. See “Acquired Loan Information at Acquisition,” below.

Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $13.6 million and $12.5 million at December 31, 2011 and 2010, respectively.

Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $1.8 billion at December 31, 2011 and 2010 were pledged as collateral to secure the availability of borrowings from certain Federal agency banks. At December 31, 2011, approximately $995.2 million of these pledged loans are included in a blanket pledge of qualifying loans to the Federal Home Loan Bank (“FHLB”). The remaining $829.2 million of pledged loans was used to secure potential borrowings at the Federal Reserve Bank discount window. At December 31, 2011 and 2010 the banks borrowed $474.5 million and $423.5 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 13 – Federal Home Loan Bank Advances for a summary of these borrowings.

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

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Bank acquisitions	866,874	596,946	432,566	331,295
Life insurance premium finance loans acquisition	632,878	598,463	752,129	695,587

The following table provides estimated details on loans acquired in 2011 as of the date of acquisition:

(Dollars in thousands)	The Bank of Commerce	Community First Bank - Chicago	First Chicago	Elgin State Bank
Contractually required payments including interest	$127,122	$22,178	$564,346	$77,998
Less: Nonaccretable difference	56,257	6,313	321,117	11,481
Cash flows expected to be collected (1)	70,865	15,865	243,229	66,517
Less: Accretable yield	4,414	688	20,132	4,213
Fair value of loans acquired with evidence of credit quality deterioration since origination	$66,451	$15,177	$223,097	$62,304

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

See Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with loans acquired with evidence of credit quality deterioration since origination at December 31, 2011.

Accretable Yield Activity

Changes in expected cash flows may vary from period to period as the Company periodically updates its cash flow model assumptions. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, include changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions. The following table provides activity for the accretable yield of loans acquired with evidence of credit quality deterioration since origination.

	Years Ended December 31,
	2011		2010
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$39,809	$33,315	$—	$65,026
Acquisitions	29,447	—	45,615	—
Accretable yield amortized to interest income	(39,171)	(22,109)	(10,695)	(43,931)
Accretable yield amortized to indemnification asset	(37,888)	—	—	—
Reclassification from non-accretable difference (1)	163,403	5,215	—	1,652
Increases in interest cash flows due to payments and changes in interest rates	17,520	2,440	4,889	10,568
Accretable yield, ending balance	$173,120	$18,861	$39,809	$33,315

(1)	Reclassification is the result of subsequent increases in expected principal cash flows.

(5) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at December 31, 2011 and 2010:

As of December 31, 2011 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$16,154	$—	$7,496	$15,797	$1,411,004	$1,450,451
Franchise	1,792	—	—	—	140,983	142,775
Mortgage warehouse lines of credit	—	—	—	—	180,450	180,450
Community Advantage — homeowners association	—	—	—	—	77,504	77,504
Aircraft	—	—	709	170	19,518	20,397
Asset-based lending	1,072	—	749	11,026	452,890	465,737
Municipal	—	—	—	—	78,319	78,319
Leases	—	—	—	431	71,703	72,134
Other	—	—	—	—	2,125	2,125
Purchased non-covered commercial (1)	—	589	74	—	7,758	8,421
Total commercial	19,018	589	9,028	27,424	2,442,254	2,498,313
Commercial real-estate:
Residential construction	1,993	—	4,982	1,721	57,115	65,811
Commercial construction	2,158	—	—	150	167,568	169,876
Land	31,547	—	4,100	6,772	136,112	178,531
Office	10,614	—	2,622	930	540,280	554,446
Industrial	2,002	—	508	4,863	548,429	555,802
Retail	5,366	—	5,268	8,651	517,444	536,729
Multi-family	4,736	—	3,880	347	305,594	314,557
Mixed use and other	8,092	—	7,163	20,814	1,050,585	1,086,654
Purchased non-covered commercial real-estate (1)	—	2,198	—	252	49,405	51,855
Total commercial real-estate	66,508	2,198	28,523	44,500	3,372,532	3,514,261
Home equity	14,164	—	1,351	3,262	843,568	862,345
Residential real estate	6,619	—	2,343	3,112	337,522	349,596
Purchased non-covered residential real estate (1)	—	—	—	—	693	693
Premium finance receivables
Commercial insurance loans	7,755	5,281	3,850	13,787	1,381,781	1,412,454
Life insurance loans	54	—	—	423	1,096,285	1,096,762
Purchased life insurance loans (1)	—	—	—	—	598,463	598,463
Indirect consumer	138	314	113	551	63,429	64,545
Consumer and other	233	—	170	1,070	122,393	123,866
Purchased non-covered consumer and other (1)	—	—	—	2	77	79
Total loans, net of unearned income, excluding covered loans	$114,489	$8,382	$45,378	$94,131	$10,258,997	$10,521,377
Covered loans	—	174,727	25,507	24,799	426,335	651,368
Total loans, net of unearned income	$114,489	$183,109	$70,885	$118,930	$10,685,332	$11,172,745

As of December 31, 2010 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,922	$478	$4,416	$9,928	$1,280,009	$1,310,753
Franchise	—	—	—	2,250	117,238	119,488
Mortgage warehouse lines of credit	—	—	—	—	131,306	131,306
Community Advantage — homeowners association	—	—	—	—	75,542	75,542
Aircraft	—	—	178	1,000	23,440	24,618
Asset-based lending	417	—	161	2,846	285,555	288,979
Municipal	—	—	—	—	56,343	56,343
Leases	43	—	—	—	41,498	41,541
Other	—	—	—	—	756	756
Purchased non-covered commercial (1)	—	—	—	—	—	—
Total commercial	16,382	478	4,755	16,024	2,011,687	2,049,326
Commercial real-estate
Residential construction	10,010	—	96	1,801	84,040	95,947
Commercial construction	1,820	—	—	1,481	128,371	131,672
Land	37,602	—	6,815	11,915	203,857	260,189
Office	12,718	—	9,121	3,202	510,290	535,331
Industrial	3,480	—	686	2,276	493,859	500,301
Retail	3,265	—	4,088	3,839	499,335	510,527
Multi-family	4,794	—	1,573	3,062	281,525	290,954
Mixed use and other	20,274	—	8,481	15,059	969,272	1,013,086
Purchased non-covered commercial real-estate (1)	—	—	—	—	—	—
Total commercial real-estate	93,963	—	30,860	42,635	3,170,549	3,338,007
Home equity	7,425	—	2,181	7,098	897,708	914,412
Residential real estate	6,085	—	1,836	8,224	337,191	353,336
Purchased non-covered residential real estate (1)	—	—	—	—	—	—
Premium finance receivables
Commercial insurance loans	8,587	8,096	6,076	16,584	1,226,157	1,265,500
Life insurance loans	180	—	—	—	826,119	826,299
Purchased life insurance loans (1)	—	174	—	—	695,413	695,587
Indirect consumer	191	318	301	918	49,419	51,147
Consumer and other	252	1	109	379	105,531	106,272
Purchased non-covered consumer and other (1)	—	—	—	—	—	—
Total loans, net of unearned income, excluding covered loans	$133,065	$9,067	$46,118	$91,862	$9,319,774	$9,599,886
Covered loans	—	117,161	7,352	22,744	187,096	334,353
Total loans, net of unearned income	$133,065	$126,228	$53,470	$114,606	$9,506,870	$9,934,239

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at December 31, 2011 and 2010:

	Performing		Non-performing		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2011	2010	2011	2010	2011	2010
Loan Balances:
Commercial
Commercial and industrial	$1,434,297	$1,294,353	$16,154	$16,400	$1,450,451	$1,310,753
Franchise	140,983	119,488	1,792	—	142,775	119,488
Mortgage warehouse lines of credit	180,450	131,306	—	—	180,450	131,306
Community Advantage—homeowners association	77,504	75,542	—	—	77,504	75,542
Aircraft	20,397	24,618	—	—	20,397	24,618
Asset-based lending	464,665	288,562	1,072	417	465,737	288,979
Municipal	78,319	56,343	—	—	78,319	56,343
Leases	72,134	41,498	—	43	72,134	41,541
Other	2,125	756	—	—	2,125	756
Purchased non-covered commercial (1)	8,421	—	—	—	8,421	—
Total commercial	2,479,295	2,032,466	19,018	16,860	2,498,313	2,049,326
Commercial real-estate
Residential construction	63,818	85,937	1,993	10,010	65,811	95,947
Commercial construction	167,718	129,852	2,158	1,820	169,876	131,672
Land	146,984	222,587	31,547	37,602	178,531	260,189
Office	543,832	522,613	10,614	12,718	554,446	535,331
Industrial	553,800	496,821	2,002	3,480	555,802	500,301
Retail	531,363	507,262	5,366	3,265	536,729	510,527
Multi-family	309,821	286,160	4,736	4,794	314,557	290,954
Mixed use and other	1,078,562	992,812	8,092	20,274	1,086,654	1,013,086
Purchased non-covered commercial real-estate (1)	51,855	—	—	—	51,855	—
Total commercial real-estate	3,447,753	3,244,044	66,508	93,963	3,514,261	3,338,007
Home equity	848,181	906,987	14,164	7,425	862,345	914,412
Residential real estate	342,977	347,251	6,619	6,085	349,596	353,336
Purchased non-covered residential real estate (1)	693	—	—	—	693
Premium finance receivables
Commercial insurance loans	1,399,418	1,248,817	13,036	16,683	1,412,454	1,265,500
Life insurance loans	1,096,708	826,119	54	180	1,096,762	826,299
Purchased life insurance loans (1)	598,463	695,587	—	—	598,463	695,587
Indirect consumer	64,093	50,638	452	509	64,545	51,147
Consumer and other	123,633	106,019	233	253	123,866	106,272
Purchased non-covered consumer and other (1)	79	—	—	—	79	—
Total loans, net of unearned income, excluding covered loans	$10,401,293	$9,457,928	$120,084	$141,958	$10,521,377	$9,599,886

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30.

A summary of the activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the years ended December 31, 2011 and 2010 is as follows:

Year Ended December 31, 2011 (Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,777	$62,618	$6,213	$5,107	$6,319	$526	$1,343	$113,903
Reclassification to/from allowance for unfunded lending-related commitments	1,606	298	—	—	—	—	—	1,904
Charge-offs	(31,951)	(62,698)	(5,020)	(4,115)	(6,892)	(244)	(1,532)	(112,452)
Recoveries	1,258	1,386	64	10	6,018	220	150	9,106
Provision for credit losses	28,547	54,801	6,455	4,026	1,769	143	2,179	97,920
Allowance for loan losses at period end	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Allowance for unfunded lending-related commitments at period end	$45	$13,186	$—	$—	$—	$—	$—	$13,231
Allowance for credit losses at period end	$31,282	$69,591	$7,712	$5,028	$7,214	$645	$2,140	$123,612
Individually evaluated for impairment	3,124	27,007	2,963	992	—	5	20	34,111
Collectively evaluated for impairment	28,158	42,584	4,749	4,036	7,214	640	2,120	89,501
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Loans at period end
Individually evaluated for impairment	$28,288	$171,372	$15,778	$10,792	$—	$75	$233	$226,538
Collectively evaluated for impairment	2,461,604	3,291,034	846,567	338,804	2,509,216	64,470	123,633	9,635,328
Loans acquired with deteriorated credit quality	8,421	51,855	—	693	598,463	—	79	659,511

Year Ended December 31, 2010 (Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,012	$50,952	$9,013	$3,139	$3,816	$1,368	$1,977	$98,277
Other adjustments	—	—	—	—	1,943	—	—	1,943
Reclassification to/from allowance for unfunded lending-related commitments	(1,650)	349	—	—	—	—	—	(1,301)
Charge-offs	(18,592)	(61,873)	(5,926)	(1,143)	(23,238)	(967)	(1,141)	(112,880)
Recoveries	1,140	914	24	12	781	198	131	3,200
Provision for credit losses	22,867	72,276	3,102	3,099	23,017	(73)	376	124,664
Allowance for loan losses at period end	$31,777	$62,618	$6,213	$5,107	$6,319	$526	$1,343	$113,903
Allowance for unfunded lending-related commitments at period end	$1,650	$2,484	$—	$—	$—	$—	$—	$4,134
Allowance for credit losses at period end	$33,427	$65,102	$6,213	$5,107	$6,319	$526	$1,343	$118,037
Individually evaluated for impairment	$7,729	$23,366	$961	$461	$—	$4	$—	$32,521
Collectively evaluated for impairment	$25,698	$41,736	$5,252	$4,646	$6,319	$522	$1,343	$85,516
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans at period end
Individually evaluated for impairment	$21,842	$103,763	$6,441	$3,284	$—	$9	$69	$135,408
Collectively evaluated for impairment	2,027,484	3,234,244	907,971	350,052	2,091,799	51,138	106,203	8,768,891
Loans acquired with deteriorated credit quality	—	—	—	—	695,587	—	—	695,587

A summary of activity in the allowance for covered loan losses for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended
	December 31,	December 31,
(Dollars in thousands)	2011	2010

Balance at beginning of period	$—	$—
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	23,275	—
Benefit attributable to FDIC loss share agreements	(18,620)	—

Net provision for covered loan losses	4,655	—
Increase in FDIC indemnification asset	18,618	—
Loans charged-off	(10,298)	—
Recoveries of loans charged-off	2	—

Net charge-offs	(10,296)	—

Balance at end of period	$12,977	$—

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

Impaired Loans

A summary of impaired loans, including restructured loans, is as follows:

(Dollars in thousands)	2011	2010
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$115,779	$115,381
Impaired loans with no allowance for loan loss required	110,759	86,893

Total impaired loans (2)	$226,538	$202,274

Allowance for loan losses related to impaired loans	$21,488	$30,626
Restructured loans	$130,518	$101,190
Reduction of interest income from non-accrual loans	$4,623	$2,699
Interest income recognized on impaired loans	$12,470	$12,999

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)

Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2011 and 2010:

	As of			For the Year Ended
December 31, 2011 (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,743	$9,083	$2,506	$9,113	$510
Franchise	1,792	1,792	394	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	785	1,452	178	1,360	81
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,993	2,068	374	1,993	122
Commercial construction	3,779	3,779	952	3,802	187
Land	27,657	29,602	6,253	29,085	1,528
Office	11,673	13,110	2,873	13,209	709
Industrial	663	676	159	676	46
Retail	13,728	13,732	480	13,300	504
Multi-family	7,149	7,155	1,892	7,216	330
Mixed use and other	20,386	21,337	1,447	21,675	1,027
Home equity	11,828	12,600	2,963	12,318	652
Residential real estate	6,478	6,681	992	6,535	220
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	31	32	5	33	3
Consumer and other	94	95	20	99	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,680	$20,365	$—	$21,841	$1,068
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	287	287	—	483	25
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,284	4,338	—	4,189	175
Commercial construction	9,792	9,792	—	10,249	426
Land	15,991	23,097	—	19,139	1,348
Office	9,162	11,421	—	11,235	550
Industrial	4,569	4,780	—	4,750	198
Retail	15,841	15,845	—	15,846	815
Multi-family	2,347	3,040	—	3,026	127
Mixed use and other	22,359	25,015	—	24,370	1,297
Home equity	3,950	4,707	—	4,784	184
Residential real estate	4,314	5,153	—	4,734	191
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	44	55	—	56	6
Consumer and other	139	141	—	146	12

Total loans, net of unearned income, excluding covered loans	$226,538	$251,230	$21,488	$247,054	$12,470

	As of			For the Year Ended
December 31, 2010 (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,678	$19,789	$5,939	$19,574	$982
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	407	976	140	876	60
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	7,978	8,941	710	9,067	621
Commercial construction	719	719	631	722	37
Land	26,671	27,424	5,598	28,443	1,611
Office	13,186	13,723	3,718	13,448	917
Industrial	2,761	2,761	301	893	31
Retail	8,635	9,171	1,271	9,150	465
Multi-family	5,939	6,767	2,062	6,691	327
Mixed use and other	21,755	22,885	7,104	23,310	1,466
Home equity	6,356	6,553	961	6,494	365
Residential real estate	3,283	3,283	461	3,288	170
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	13	13	4	15	1
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$12,407	$16,368	$157	$13,210	$971
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	10	130	—	121	9
Municipal	—	—	—	—	—
Leases	43	336	—	491	36
Other	—	—	—	—	—
Commercial real-estate
Residential construction	6,063	6,138	127	5,927	268
Commercial construction	1,713	1,713	5	1,715	97
Land	31,598	43,319	1,035	34,258	2,361
Office	6,365	6,563	78	6,370	358
Industrial	3,869	3,868	49	4,086	286
Retail	6,155	6,155	75	6,153	346
Multi-family	2,238	4,479	27	2,584	150
Mixed use and other	13,738	15,569	124	14,343	919
Home equity	1,069	1,142	13	1,119	39
Residential real estate	1,485	1,486	34	1,478	93
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	59	67	1	68	7
Consumer and other	81	81	1	88	6
Total loans, net of unearned income, excluding covered loans	$202,274	$230,419	$30,626	$213,982	$12,999

Average recorded investment in impaired loans for the years ended December 31, 2011, 2010, and 2009 were $247.1 million, $214.0 million, and $164.4 million, respectively. Interest income recognized on impaired loans was $12.5 million, $13.0 million, and $10.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Restructured Loans

At December 31, 2011, the Company had $130.5 million in loans with modified terms. The $130.5 million in modified loans represents 168 credit relationships in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

A modification of a loan with an existing credit risk rating of six or worse or a modification of any other credit, which will result in a restructured credit risk rating of six or worse must be reviewed for TDR classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of a loan is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan where the credit risk rating is five or better both before and after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is five or better are not experiencing financial difficulties and therefore, are not considered TDRs.

TDRs are reviewed at the time of modification and on a quarterly basis to determine if a specific reserve is needed. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve.

All credits determined to be a TDR will continue to be classified as a TDR in all subsequent periods, unless the borrower has been in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) and the modified interest rate represented a market rate at the time of a restructuring. The Managed Assets Division, in consultation with the respective loan officer, determines whether the modified interest rate represented a current market rate at the time of restructuring. Using knowledge of current market conditions and rates, competitive pricing on recent loan originations, and an assessment of various characteristics of the modified loan (including collateral position and payment history), an appropriate market rate for a new borrower with similar risk is determined. If the modified interest rate meets or exceeds this market rate for a new borrower with similar risk, the modified interest rate represents a market rate at the time of restructuring. Additionally, before removing a loan from TDR classification, a review of the current or previously measured impairment on the loan and any concerns related to future performance by the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations under the loans based on a credit review by the Managed Assets Division, the TDR classification is not removed from the loan.

Each restructured loan was reviewed for impairment at December 31, 2011 and approximately $2.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December, 31, 2011, 2010 and 2009, which represent a troubled debt restructuring:

Year ended December 31, 2011	Total (1)		Extension at Below Market Terms		Reduction of Interest Rate		Modification to Interest-only Payments		Forgiveness of Debt
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	24	$6,956	11	$2,273	14	$1,933	13	$3,780	2	$135
Commercial real-estate
Residential construction	1	1,105	1	1,105	—	—	1	1,105	—	—
Commercial construction	8	12,140	7	11,673	3	9,402	1	467	—	—
Land	7	7,971	7	7,971	2	2,981	—	—	—	—
Office	9	8,870	6	4,780	6	4,036	3	4,292	—	—
Industrial	5	5,334	5	5,334	4	3,494	2	2,181	—	—
Retail	14	19,113	11	16,981	5	3,963	5	5,191	—	—
Multi-family	6	4,415	6	4,415	5	3,866	—	—	—	—
Mixed use and other	33	28,708	21	14,775	28	25,921	10	8,068	—	—
Residential real estate and other	16	5,916	7	2,326	13	5,262	4	1,390	—	—
Total loans	123	$100,528	82	$71,633	80	$60,858	39	$26,474	2	$135

			Extension at Below Market				Modification to Interest-only
Year ended December 31, 2010	Total (1)		Terms		Reduction of Interest Rate		Payments		Forgiveness of Debt
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	36	$14,916	31	$12,468	10	$4,795	15	$5,151	1	$1,050
Commercial real-estate
Residential construction	8	8,503	6	6,760	3	4,863	—	—	2	1,743
Commercial construction	3	2,005	3	2,005	1	377	1	377	—	—
Land	12	18,454	11	18,359	3	5,276	6	5,471	—	—
Office	7	11,164	3	3,304	5	7,936	5	7,918	—	—
Industrial	3	3,386	3	3,386	2	3,149	2	686	—	—
Retail	11	10,746	4	3,186	7	6,811	8	8,138	—	—
Multi-family	9	8,808	7	4,191	5	5,735	6	6,164	3	2,644
Mixed use and other	20	16,649	7	4,394	15	10,948	12	11,994	1	250
Residential real estate and other	4	3,269	2	2,591	3	1,569	2	1,334	—	—
Total loans	113	$97,900	77	$60,644	54	$51,459	57	$47,233	7	$5,687

			Extension at Below Market				Modification to Interest-only
Year ended December 31, 2009	Total (1)		Terms		Reduction of Interest Rate		Payments		Forgiveness of Debt
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	10	$7,023	9	$6,973	8	$5,173	7	$4,130	2	$1,143
Other	1	3,923	—	—	1	3,923	1	3,923	—	—
Commercial real-estate
Residential construction	3	3,093	3	3,093	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	1	2,691	1	2,691	1	2,691	—	—	—	—
Office	4	2,625	3	1,257	4	2,625	4	2,625	—	—
Industrial	1	1,502	—	—	1	1,502	1	1,502	—	—
Retail	3	3,783	1	593	2	3,190	2	3,190	—	—
Multi-family	9	4,860	8	4,634	8	3,993	9	4,860	—	—
Mixed use and other	8	2,698	8	2,698	5	1,804	7	2,378	—	—
Residential real estate and other	1	234	1	234	1	234	—	—	—	—
Total loans	41	$32,432	34	$22,173	31	$25,135	31	$22,608	2	$1,143

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

During the year ended December 31, 2011, $100.5 million, or 123 loans, were determined to be troubled debt restructurings, compared to $97.9 million or 113 loans and $32.4 million or 41 loans, in the years ended 2010 and 2009, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 11 months in 2011 compared to 13 months in 2010 and 15 months in 2009. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 192 basis points, 181 basis points and 170 basis points during the years ended December 31, 2011, 2010 and 2009, respectively. Interest-only payment terms were approximately 9 months during the year ended 2011 compared to 11 months and 10 months for the years ended 2010 and 2009, respectively. Additionally, approximately $67,000 of principal balance was forgiven during 2011, compared to $5.7 million and $875,000 forgiven during 2010 and 2009, respectively.

The tables below present a summary of loans restructured during the years ended December 31, 2011, 2010 and 2009, and subsequently defaulted under the restructured terms during the relevant period:

	Year Ended December 31, 2011				Year Ended December 31, 2010				Year Ended December 31, 2009
	Total		Payments in Default (1)		Total		Payments in Default (1)		Total		Payments in Default (1)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	24	$6,956	6	$1,742	36	$14,916	11	$4,137	10	$7,023	—	$—
Other	—	—	—	—	—	—	—	—	1	3,923	—	—
Commercial real-estate
Residential construction	1	1,105	—	—	8	8,503	4	6,095	3	3,093	—	—
Commercial construction	8	12,140	1	467	3	2,005	1	981	—	—	—	—
Land	7	7,971	2	1,667	12	18,454	2	6,533	1	2,691	—	—
Office	9	8,870	2	2,239	7	11,164	1	2,672	4	2,625	—	—
Industrial	5	5,334	2	3,224	3	3,386	—	—	1	1,502	—	—
Retail	14	19,113	2	2,694	11	10,746	2	2,848	3	3,783	—	—
Multi-family	6	4,415	—	—	9	8,808	7	7,395	9	4,860	—	—
Mixed use and other	33	28,708	6	5,283	20	16,649	5	3,747	8	2,698	2	999
Residential real estate and other	16	5,916	4	908	4	3,269	2	1,936	1	234	—	—
Total loans	123	$100,528	25	$18,224	113	$97,900	35	$36,344	41	$32,432	2	$999

(1)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(6) Loan Securitization

During the third quarter of 2009, the Company entered into an off-balance sheet revolving period securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables — commercial were transferred to FIFC Premium Funding, LLC (the “securitization entity”). Principal collections on loans in the securitization entity were initially used to subsequently acquire and transfer additional loans into the securitization entity during the stated revolving period. As of December 31, 2011, the stated revolving period has ended and the majority of collections are now being accumulated to payoff the issued instruments as scheduled. Additionally, upon the occurrence of certain events established in the representations and warranties, FIFC may be required to repurchase ineligible loans that were transferred to the entity. The Company’s primary continuing involvement includes servicing the loans, retaining an undivided interest (the “seller’s interest”) in the loans, and holding certain retained interests.

Instruments issued by the securitization entity included $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and had an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under the New York Fed’s TALF. Class B and Class C notes (“subordinated securities”), which are recorded in the form of zero coupon bonds, were also issued and were retained by the Company.

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

	December 31,	December 31,
(Dollars in thousands)	2011	2010
Cash collateral accounts	$4,427	$1,759
Collections and interest funding accounts	268,165	34,861
Interest-bearing deposits with banks—restricted for securitization investors	$272,592	$36,620
Loans, net of unearned income—restricted for securitization investors	$412,988	$648,439
Allowance for loan losses	(1,456)	(2,171)
Net loans—restricted for securitization investors	$411,532	$646,268
Other assets	2,319	2,289
Total assets	$686,443	$685,177
Secured borrowings—owed to securitization investors	$600,000	$600,000
Other liabilities	2,821	4,458
Total liabilities	$602,821	$604,458

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables — commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. As of December 31, 2011, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.

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

Securitization Income

At the time of a loan securitization, the Company recorded a gain/(loss) on sale, which was calculated as the difference between the proceeds from the sale and the book basis of the loans sold. The book basis was determined by allocating the carrying amount of the sold loans between the loans sold and the interests retained based on their relative fair values. Such fair values were based on market prices at the date of transfer for the sold loans and on the estimated present value of future cash flows for retained interests. Gains on sale from securitizations are reported in gain on sales of premium finance receivables in the Company’s Consolidated Statements of Income and were $5.7 million 2009. The income component resulting from the release of credit reserves upon classification as held- for-sale was reported as a reduction of provision for credit losses.

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

Key economic assumptions used in the measuring of fair value and the sensitivity of the fair value to immediate adverse changes in those assumptions at December 31, 2009 for the Company’s servicing asset and other interests held related to securitized loans are presented in the following table:

	Subordinated	Residual		Servicing
(Dollars in thousands)	Securities	Interests		Asset
Fair value of interest held	$47,702	$42,293		$1,248
Expected weighted-average life (in months)	3.4	3.4		3.4
Decrease in fair value from:
1 month reduction	$237	$(1,248)		$(181)
2 month reduction	$476	$(2,516)		$(363)

Discount rate assumptions	5.97%	8.75	%(1)	8.5%
Decrease in fair value from:
100 basis point increase	$(305)	$(222)		$(3)
200 basis point increase	$(608)	$(443)		$(6)

Credit loss assumption		0.27%		0.27%
Decrease in fair value from:
10% higher loss		$(73)		$—
20% higher loss		$(153)		$—

(1)	Excludes the discount rate on cash reserve deposits deemed to be immaterial.

The sensitivities in the table above are hypothetical and caution should be exercised when relying on this data. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The following table summarizes the changes in the fair value of the Company’s servicing asset for the year ended December 31, 2009:

(Dollars in thousands)
Beginning fair value	$—
Fair value determined upon transfer of loans	2,820
Changes in fair value due to changes in inputs and assumptions (1)	(1,610)
Other changes (2)	38
Ending fair value	$1,248

(1)	The Company measured servicing assets at fair value and reported change in other non-interest income.

(2)	Represents accretable yield reported in other non-interest income.

The key economic assumptions used in measuring the fair value of the servicing asset included the prepayment speed and weighted-average life, the discount rate, and default rate. The primary risk of material changes in the value of the servicing asset resided in the potential volatility in the economic assumptions used, particularly the prepayment speed and weighted-average life.

Other Disclosures

The table below summarizes cash flows received from the securitization entity for the year ended December 31, 2009:

(Dollars in thousands)
Proceeds from new securitizations during the period	$600,000
Proceeds from collections reinvested in revolving securitizations	462,580
Servicing and other fees received	2,150
Excess spread received	7,228

The following table presents quantitative information about the premium finance receivables — commercial at December 31, 2009:

(Dollars in thousands)	Total Amount of Loans	Amount of Loans 30 days or More Past Due or on Nonaccrual	Net Credit Write-offs during the Year
Premium finance receivables — commercial	$1,324,015	$46,072	$7,537
Less: Premium finance receivables — commercial securitized	593,871	14,309	35
Premium finance receivables — commercial on-balance sheet	$730,144	$31,763	$7,502

(7) Mortgage Servicing Rights

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ending December 31, 2011, 2010 and 2009:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2011	2010	2009
Balance at beginning of year	$8,762	$6,745	$3,990
Additions from loans sold with servicing retained	2,611	4,972	4,786
Estimate of changes in fair value due to:
Payoffs and paydowns	(2,430)	(2,468)	(2,321)
Changes in valuation inputs or assumptions	(2,243)	(487)	290
Fair value at end of year	$6,700	$8,762	$6,745
Unpaid principal balance of mortgage loans serviced for others	$958,749	$942,224	$738,372

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

Loans comprise the majority of the assets acquired in these transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned, and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss-sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. At their respective acquisition dates, the Company estimated the fair value of the reimbursable losses to be approximately $273.3 million for the First Chicago acquisition, $48.9 million for TBOC acquisition and $6.7 million for the CFBC acquisition. For the three acquisitions subject to loss share agreements in 2010, the Company estimated the fair value of the reimbursable losses as of the acquisition date to be approximately $44.0 million for the Ravenswood acquisition, and $113.8 million for the Lincoln Park and Wheatland acquisitions. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. See Note 5 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion of the allowance on covered loans. These transactions resulted in bargain purchase gains of a total of $38.0 million in 2011, including $27.4 million for First Chicago, $8.6 million for TBOC and $2.0 million for CFBC, and are shown as a component of non-interest income on the Company’s Consolidated Statements of Income. In 2010, FDIC-assisted transactions resulted in bargain purchase gains of a total of $33.3 million, including $6.8 million for Ravenswood, $22.3 million for Wheatland, and $4.2 million for Lincoln Park.

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

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2011	2010
Balance at beginning of period	$118,182	$—
Additions	343,231	160,644
Accretion	1,081	1,436
Expected reimbursements from the FDIC for changes in expected credit losses	(25,648)	193
Payments received from the FDIC	(92,595)	(44,091)

Balance at end of period	$344,251	$118,182

Other Bank Acquisitions

On September 30, 2011, the Company acquired ESBI. ESBI was the parent company of Elgin State Bank, which operated three banking locations in Elgin, Illinois. As part of this transaction, Elgin State Bank was merged into St. Charles. St. Charles acquired assets with a fair value of approximately $263.2 million, including $146.7 million of loans, and assumed liabilities with a fair value of approximately $248.4 million, including $241.1 million of deposits. Additionally, the Company recorded goodwill of $5.0 million on the acquisition.

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

Wealth Management Acquisition

On July 1, 2011, the Company acquired Great Lakes Advisors, a Chicago-based investment manager with approximately $2.4 billion in assets under management. The Company acquired assets with a fair value of approximately $26.0 million and assumed liabilities with a fair value of approximately $8.8 million. The Company recorded goodwill of $15.7 million on the acquisition.

Mortgage Banking Acquisitions

On April 13, 2011, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of River City of Bloomington, Minnesota. Licensed to originate loans in five states, and with offices in Minnesota, Nebraska and North Dakota, River City originated nearly $500 million in mortgage loans in 2010.

On February 3, 2011, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of Woodfield of Rolling Meadows, Illinois. With offices in Rolling Meadows, Illinois and Crystal Lake, Illinois, Woodfield originated approximately $180 million in mortgage loans in 2010.

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

In determining the acquisition date fair value of purchased impaired loans, and in subsequent accounting, the Company aggregates these purchased loans into pools of loans with common risk characteristics. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will result in a provision for loan losses.

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

See Note 4 — Loans, for more information on loans acquired with evidence of credit quality deterioration since origination.

(9) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2011	Goodwill Acquired	Impairment Loss	December 31, 2011
Community banking	$250,766	$8,570	$—	$259,336
Specialty finance	16,095	—	—	16,095
Wealth management	14,329	15,708	—	30,037
Total	$281,190	$24,278	$—	$305,468

The Community banking segment’s goodwill increased $8.6 million in 2011 as a result of the ESBI acquisition as well as the acquisition of certain assets and the assumption of certain liabilities of the mortgage banking businesses of Woodfield and River City. The acquisition of ESBI, Woodfield and River City increased goodwill $5.0 million, $750,000, and $1.4 million, respectively. The remaining $1.5 million increase in the Community banking segment’s goodwill in 2011 relates to additional contingent consideration paid to the former owner of Professional Mortgage Partners (“PMP”). Pursuant to the acquisition of PMP in December 2008, Wintrust was required to pay contingent consideration to the former owner of PMP as a result of attaining certain performance measures through December 2011.

The Wealth management segment’s goodwill increased $15.7 million in 2011 as a result of the acquisition of Great Lakes Advisors.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2011 is as follows:

	December 31,
(Dollars in thousands)	2011	2010
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800
Accumulated amortization	(460)	(253)
Net carrying amount	$1,340	$1,547

Community banking segment:
Core deposit intangibles:
Gross carrying amount	$35,587	$29,608
Accumulated amortization	(21,457)	(18,580)
Net carrying amount	$14,130	$11,028

Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$6,790	$3,252
Accumulated amortization	(190)	(3,252)
Net carrying amount	$6,600	$—

Total other intangible assets, net	$22,070	$12,575

Estimated amortization
Estimated—2012	$4,112
Estimated—2013	3,898
Estimated—2014	3,421
Estimated—2015	1,935
Estimated—2016	1,422

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

Total amortization expense associated with finite-lived intangibles in 2011, 2010 and 2009 was $3.4 million, $2.7 million and $2.8 million, respectively.

(10) Premises and Equipment, Net

A summary of premises and equipment at December 31, 2011 and 2010 is as follows:

	$000000000	$000000000
	December 31,
(Dollars in thousands)	2011	2010
Land	$101,260	$88,059
Buildings and leasehold improvements	340,901	296,590
Furniture, equipment, and computer software	116,960	102,494
Construction in progress	19,341	5,974
	578,462	493,117

Less: Accumulated depreciation and amortization	146,950	129,421
Total premises and equipment, net	$431,512	$363,696

Depreciation and amortization expense related to premises and equipment, totaled $19.1 million in 2011, $17.1 million in 2010 and $17.4 million in 2009.

(11) Deposits

The following is a summary of deposits at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Balance:
Non-interest bearing	$1,785,433	$1,201,194
NOW	1,698,778	1,561,507
Wealth management deposits	788,311	658,660
Money market	2,263,253	1,759,866
Savings	888,592	744,534
Time certificates of deposit	4,882,900	4,877,912
Total deposits	$12,307,267	$10,803,673

Mix:
Non-interest bearing	15%	11%
NOW	14	15
Wealth management deposits	6	6
Money market	18	16
Savings	7	7
Time certificates of deposit	40	45
Total deposits	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of WHI, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.

The scheduled maturities of time certificates of deposit at December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010
Due within one year	$3,239,761	$3,100,161
Due in one to two years	1,004,024	1,020,608
Due in two to three years	235,585	399,507
Due in three to four years	290,741	117,633
Due in four to five years	108,511	236,059
Due after five years	4,278	3,944
Total time certificate of deposits	$4,882,900	$4,877,912

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Maturing within three months	$550,816	$532,745
After three but within six months	593,851	511,991
After six but within 12 months	869,243	755,095
After 12 months	1,160,709	1,131,162
Total	$3,174,619	$2,930,993

(12) Notes Payable

At December 31, 2011, the Company had notes payable of $52.8 million. The Company had a $51.0 million outstanding balance of notes payable, with an interest rate of 4.50%, under a $76.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $75.0 million revolving credit facility, maturing on October 26, 2012, and a $1.0 million term loan maturing on June 1, 2015. The Agreement was amended on October 28, 2011, effectively extending the maturity date on the revolving credit facility from October 28, 2011 to October 26, 2012 and increasing the availability under the credit facility from $50.0 million to $75.0 million. At December 31, 2011, $50.0 million was outstanding on the $75.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points. A commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.

The Agreement is secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2011, the Company is in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

As a result of the acquisition of Great Lakes Advisors, the Company assumed an unsecured promissory note to a Great Lakes Advisor shareholder (“Promissory Note”) with an outstanding balance of $1.8 million as of December 31, 2011. Under the Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points. As of December 31, 2011, the current interest rate was 1.25%.

(13) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2011 and 2010, is as follows:

(Dollars in thousands)	2011	2010
1.39% advance due February 2012	$8,000	$8,000
1.48% advance due April 2012	52,000	52,000
2.96% advance due January 2013	5,000	5,000
2.01% advance due February 2013	30,000	30,000
2.07% advance due April 2013	69,000	69,000
3.92% advance due April 2013	1,500	1,500
3.34% advance due June 2013	42,000	42,000
1.45% advance due July 2013	26,000	26,000
2.62% advance due April 2014	25,000	25,000
1.94% advance due July 2014	10,000	10,000
1.58% advance due September 2014	25,473	—
1.63% advance due September 2014	25,508	—
4.12% advance due February 2015	25,000	25,000
4.55% advance due February 2016	45,000	45,000
4.83% advance due May 2016	50,000	50,000
3.47% advance due November 2017	10,000	10,000
4.18% advance due February 2022	25,000	25,000
Federal Home Loan Bank advances	$474,481	$423,500

Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. The Company did not restructure any FHLB advances in 2011, but restructured $220.0 million of FHLB advances, paying $10.1 million in prepayment fees in 2010. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective-interest method. The restructurings in 2010 were done in order to achieve lower interest rates and extend maturities.

Approximately $40.0 million of the FHLB advances outstanding at December 31, 2011, have varying call dates ranging from January 2012 to February 2012. At December 31, 2011, the weighted average contractual interest rate on FHLB advances was 2.84% and the weighted average effective interest rate, which reflects amortization of fair value adjustments associated with FHLB advances acquired through acquisitions, was 2.76%.

The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $131.9 million at December 31, 2011.

(14) Subordinated Notes

A summary of the subordinated notes at December 31, 2011 and 2010 is as follows:

	$00.00	$00.00
(Dollars in thousands)	2011	2010
Subordinated note, due October 29, 2012	$5,000	$10,000
Subordinated note, due May 1, 2013	10,000	15,000
Subordinated note, due May 29, 2015	20,000	25,000
Total subordinated notes	$35,000	$50,000

The original principal balance of each subordinated note was $25.0 million. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note. The first $5.0 million payment was made in the fourth quarter of 2008. The interest rate on each subordinated note is calculated at a rate equal to LIBOR plus 130 basis points. At December 31, 2011 and 2010, the weighted average contractual interest rate on the subordinated notes was 1.83%. In connection with the issuances of subordinated notes, the Company incurred costs totaling $1.0 million. These costs are included in other assets and are being amortized to interest expense using a method that approximates the effective interest method. At December 31, 2011 and 2010, the unamortized balances of these costs were $27,000 and $77,000, respectively. The subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(15) Other Borrowings

The following is a summary of other borrowings at December 31, 2011 and 2010:

	$00.00	$00.00
(Dollars in thousands)	2011	2010
Securities sold under repurchase agreements	$413,333	217,289
Other	30,420	43,331
Secured borrowings — owed to securitization investors	600,000	600,000
Total other borrowings	$1,043,753	$860,620

Securities sold under repurchase agreements represent $105.1 million and $77.6 million of customer sweep accounts in connection with master repurchase agreements at the banks at December 31, 2011 and 2010, respectively, as well as $308.3 million and $139.7 million of short-term borrowings from banks and brokers at December 31, 2011 and 2010, respectively. Securities pledged for these borrowings are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.

Other borrowings at December 31, 2011 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of the TEUs in December 2010. These junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013. See Note 24 — Shareholders’ Equity for further discussion of the TEUs.

During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables — commercial were transferred to FIFC Premium Funding, LLC, a QSPE. The QSPE issued $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and had an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under TALF. These notes are reflected on the Company’s Consolidated Statements of Condition as secured borrowings owed to securitization investors. See Note 8 — Loan Securitization, for more information on the QSPE.

(16) Junior Subordinated Debentures

As of December 31, 2011, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long- term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2011 and 2010. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common	Trust Preferred	Junior Subordinated Debentures		Rate	Contractual rate at	Issue	Maturity	Earliest Redemption
(Dollars in thousands)	Securities	Securities	2011	2010	Structure	12/31/11	Date	Date	Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	3.65%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	3.38%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	3.18%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.50%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	41,238	L+1.45	2.03%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	51,547	L+1.63	2.18%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.43%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.43%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	3.58%	05/2004	05/2034	05/2009
Total			$249,493	$249,493		2.73%

The junior subordinated debentures totaled $249.5 million at December 31, 2011 and December 31, 2010.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, previously fixed at 6.84%, changed to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At December 31, 2011, the weighted average contractual interest rate on the junior subordinated debentures was 2.73%. The Company entered into $225 million of interest rate swaps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures on December 31, 2011, was 5.27%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At December 31, 2011, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

(17) Minimum Lease Commitments

The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases was $7.9 million in 2011, $6.2 million in 2010 and $5.5 million in 2009. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $3.8 million, $2.4 million and $2.2 million, in 2011, 2010 and 2009, respectively. The approximate minimum annual gross rental payments and gross rental income under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2011, are as follows (in thousands):

	Payments	Income
2012	$4,189	$2,454
2013	3,989	2,157
2014	3,313	1,694
2015	2,933	1,541
2016	2,927	1,043
2017 and thereafter	9,011	1,513
Total minimum future amounts	$26,362	$10,402

(18) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current income taxes:
Federal	$40,312	$46,169	$(7,361)
State	10,785	7,281	517
Total current income taxes	$51,097	$53,450	$(6,844)

Deferred income taxes:
Federal	(555)	(14,233)	44,800
State	(84)	(1,739)	6,479
Total deferred income taxes	(639)	(15,972)	51,279

Total income tax expense	$50,458	$37,478	$44,435

Tax expense in 2011 includes approximately $408,000 related to increases in deferred tax liabilities for enacted changes in tax laws or increases in tax rates.

Tax (benefits) expense of ($129,000), ($895,000) and $145,000 in 2011, 2010 and 2009, respectively, related to the exercise of certain stock options and vesting and issuance of shares pursuant to the Stock Incentive Plans and the issuance of shares pursuant to the Directors Deferred Fee and Stock Plan, are not reflected in the above table and were recorded directly to shareholders’ equity.

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Income tax expense based upon the Federal statutory rate on income before income taxes	$44,812	$35,282	$41,126
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(1,139)	(963)	(988)
State taxes, net of federal tax benefit	6,955	3,602	4,547
Income earned on bank owned life insurance	(854)	(795)	(677)
Non-deductible compensation costs	644	707	1,136
Meals, entertainment and related expenses	802	669	527
Tax credits	(562)	(704)	(885)
Other, net	(200)	(320)	(351)
Income tax expense	$50,458	$37,478	$44,435

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	Years Ended December 31,

(Dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for credit losses	$44,538	$45,467
Net unrealized losses on derivatives included in other comprehensive income	4,623	5,021
Deferred compensation	10,855	5,881
Stock-based compensation	10,757	9,332
Nonaccrued interest	2,414	2,016
Other real estate owned	9,724	3,628
Mortgage banking recourse obligation	992	3,433
Goodwill and intangible assets	264	—
Other	3,696	1,298
Total gross deferred tax assets	87,863	76,076

Deferred tax liabilities:
Discount on purchased loans	37,657	35,341
Premises and equipment	20,591	17,668
Goodwill and intangible assets	—	7,649
Deferred loan fees and costs	5,809	5,054
FHLB stock dividends	3,322	2,810
Capitalized servicing rights	2,650	3,375
Net unrealized gains on securities included in other comprehensive income	2,807	1,691
Deferred gain on termination of derivatives	68	145
Debt finance/prepayment charges	1,450	2,659
Covered assets	30,058	16,933
Other	829	490
Total gross deferred liabilities	105,241	93,815
Net deferred tax liabilities	$17,378	$17,739

Management believes that it is more likely than not that the recorded deferred tax assets will be fully realized and therefore no valuation allowance is necessary. The conclusion that it is more likely than not that the deferred tax assets will be realized is based on the Company’s historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company is required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability, if any, reflects the fact that the Company has not recognized the benefit associated with the tax position. The Company had no unrecognized tax benefits at December 31, 2010 and it did not have increases or decreases in unrecognized tax benefits during 2011 and does not have any tax positions for which unrecognized tax benefits must be recorded at December 31, 2011. In addition, for the year ended December 31, 2011, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If the Company were to record interest and penalties associated with uncertain tax positions or as a result of an audit by a tax jurisdiction, the interest and penalties would be included in income tax expense. The Company does not believe it is reasonably possible that unrecognized tax benefits will significantly change in the next 12 months.

The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various state jurisdictions, and in the ordinary course of business we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company’s federal income tax returns are open and subject to audit for the 2006 tax return year forward, and in general, the Company’s state income tax returns from the 2008 tax return year forward are open and subject to audit, subject to individual state statutes of limitation.

(19) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of December 31, 2011, 2,253,036 shares were available for future grants. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.

The Company historically awarded stock-based compensation in the form of nonqualified stock options and time-vested restricted share awards (“restricted shares”.) In general, the grants of options provide for the purchase shares of Wintrust’s common stock at the fair market value of the stock on the date the options are granted. Options under the 2007 Plan generally vest ratably over a five- year period and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of ten years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

In August 2011, awards were granted to key employees under a Long-Term Incentive Program (“LTIP”) administered under the 2007 Plan. The LTIP was designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. The target awards include three components – time vested nonqualified stock options, performance-vested stock awards and performance-vested cash awards. Stock options granted under the LTIP have a 7-year term and will generally vest equally over three years based on continued service, and the performance stock awards and performance cash awards are measured based on the achievement of pre-established targets at the end of the performance period. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target award. The first grant of these awards was made in August 2011 and has a final vesting date and a performance measurement date of December 31, 2013, resulting in an initial period of less than three years. It is anticipated that awards will be granted annually with a new three year performance cycle beginning each year.

Holders of restricted share awards and performance-vested stock awards are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.

The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. Performance-vested stock awards are measured based on the expected achievement of pre-established targets at the end of the performance period. The fair values of restricted shares and performance-vested stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life has been based on historical exercise and termination behavior as well as the term of the option, but the expected life of the options granted pursuant to the LTIP awards was based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ending December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected dividend yield	0.5%	0.5%	1.7%
Expected volatility	61.8%	48.5%	46.3%
Risk-free rate	1.0%	2.5%	2.5%
Expected option life (in years)	4.4	6.2	5.9

Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical forfeiture experience. For performance-vested stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $5.6 million, $4.4 million and $6.7 million and the related tax benefits were $2.2 million, $1.7 million and $2.6 million in 2011, 2010 and 2009, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2009	2,388,174	$35.61
Granted	54,500	20.72
Exercised	(213,012)	11.84
Forfeited or canceled	(73,453)	34.57
Outstanding at December 31, 2009	2,156,209	$37.61	3.9	$8,959
Exercisable at December 31, 2009	1,842,508	$37.15	3.7	$8,382

Outstanding at January 1, 2010	2,156,209	$37.61
Granted	86,865	33.63
Exercised	(159,637)	14.95
Forfeited or canceled	(42,736)	51.46
Outstanding at December 31, 2010	2,040,701	$38.92	3.3	$8,028
Exercisable at December 31, 2010	1,803,298	$39.63	3.0	$7,368

Outstanding at January 1, 2011	2,040,701	$38.92
Granted	221,003	33.15
Exercised	(85,706)	17.20
Forfeited or canceled	(111,464)	46.01
Outstanding at December 31, 2011	2,064,534	$38.83	2.7	$3,809
Exercisable at December 31, 2011	1,779,218	$39.93	2.3	$3,558

Vested or expected to vest at December 31, 2011	2,058,850	$38.85

(1)	Represents the weighted average contractual remaining life in years.

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

The weighted average per share grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $15.84, $15.83 and $8.55, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $1.2 million, $3.2 million and $2.6 million, respectively.

Cash received from option exercises under the Plans for the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $2.4 million and $2.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $468,000, $1.2 million and $1.0 million for 2011, 2010 and 2009, respectively.

A summary of the Plans’ restricted share and performance-vested stock award activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	299,040	$39.44	208,430	$43.24	262,997	$44.09
Granted	98,394	32.85	149,656	35.20	28,550	24.22
Vested and issued	(56,641)	35.17	(58,411)	42.21	(81,492)	39.84
Forfeited	(4,084)	34.73	(635)	34.74	(1,625)	30.56
Outstanding at end of year	336,709	$38.29	299,040	$39.44	208,430	$43.24
Vested, but not issuable at end of year	85,000	$51.88	85,000	$51.88	—	$—

Performance Shares
Outstanding at January 1	—
Granted	100,993	$33.25
Vested and issued	—
Net decrease due to estimated performance	(28,062)	33.25
Forfeited	(773)	33.28
Outstanding at end of year	72,158	$33.25

The number of performance shares granted is reflected in the above table at the target performance level. The actual performance- based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target award.

The actual tax benefit realized upon the vesting of restricted shares is based on the fair value of the shares on the vesting date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares in 2011, 2010 and 2009 was $72,000, $28,000 and $754,000, respectively, less than the estimated tax benefit for those shares. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.

Beginning in the third quarter of 2009 through January 2011, the Company paid a portion of the base pay of certain executives in shares of the Company’s stock. The number of shares granted as of each payroll date was based on the compensation earned during the period and the average of the high and low price of the Company’s common stock on the last day of the payroll period. In 2011, 446 shares were granted and issued at an average price of $32.59, and in 2010, 5,279 shares were granted and issued at an average price of $33.15. Shares granted under this arrangement are granted under the 2007 Plan.

As of December 31, 2011, there was $10.6 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $4.1 million, $9.5 million and

$6.9 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

In April 2008, the Company approved a Cash Incentive and Retention Plan (“CIRP”) which allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, as determined by the Compensation Committee, which may be earned pursuant to the achievement of performance criteria established by the Committee and/or continued employment. The performance criteria, if any, established by the Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company’s expense related to the CIRP was approximately $295,000, $368,000 and $275,000 in 2011, 2010 and 2009, respectively.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $4.0 million in 2011, $3.6 million in 2010, and $3.2 million in 2009.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“SPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The SPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the SPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the SPP, the purchase price of the shares of common stock may not be lower than the lesser of 85% of the fair market value per share of the common stock on the first day of the offering period or 85% of the fair market value per share of the common stock on the last date for the offering period. The Company’s Board of Directors authorized a purchase price calculation at 90% of fair market value for each of the offering periods. During 2011, 2010 and 2009, a total of 71,077 shares, 53,909 shares and 119,341 shares, respectively, were earned by participants and approximately $300,000, $274,000 and $963,000, respectively, was recognized as compensation expense. The current offering period concludes on March 31, 2012. The Company plans to continue to periodically offer common stock through this SPP subsequent to March 31, 2012. At December 31, 2011, 87,353 shares were available for future grants under the SPP.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2011, 2010 and 2009, a total of 25,242 shares, 47,830 shares and 51,627 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. In October 2011, the Company’s Board of Directors authorized an additional 150,000 shares of common stock that may be offered under the DDFS Plan. At December 31, 2011, the Company has an obligation to issue 219,391 shares of common stock to directors and has 151,181 shares available for future grants under the DDFS Plan.

(20) Regulatory Matters

Banking laws place restrictions upon the amount of dividends which can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2011, 2010 and 2009, cash dividends totaling $27.8 million, $11.5 million and $100.0 million, respectively, were paid to Wintrust by the banks. As of January 1, 2012, the banks had approximately $94.7 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2011 and 2010, reserve balances of approximately $122.2 million and $77.2 million, respectively, were required to be maintained at the Federal Reserve Bank.

The Company and the banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 leverage capital (as defined) to average quarterly assets (as defined).

The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum Tier 1 leverage ratio (Tier 1 Capital to total assets) of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other banking holding companies, the minimum Tier 1 leverage ratio is 4.0%. In addition the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities. As reflected in the following table, the Company met all minimum capital requirements at December 31, 2011 and 2010:

	2011	2010
Total Capital to Risk Weighted Assets	13.0%	13.8%
Tier 1 Capital to Risk Weighted Assets	11.8%	12.5%
Tier 1 Leverage Ratio	9.4%	10.1%

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2011, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 6.0%, and 5.0% for Total Capital to Risk-Weighted Assets, Tier 1 Capital to Risk-Weighted Assets and Tier 1 Leverage Ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following table (dollars in thousands):

	December 31, 2011				December 31, 2010
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$223,451	11.0%	$203,441	10.0%	$244,642	11.3%	$217,140	10.0%
Hinsdale Bank	148,804	12.3	120,808	10.0	149,582	12.7	118,260	10.0
North Shore Bank	176,141	11.2	157,708	10.0	164,869	13.1	126,268	10.0
Libertyville Bank	121,105	13.2	91,887	10.0	117,082	13.2	88,606	10.0
Barrington Bank	126,516	12.7	99,813	10.0	114,689	12.5	91,849	10.0
Crystal Lake Bank	79,963	13.0	61,523	10.0	80,453	14.1	57,234	10.0
Northbrook Bank	149,325	14.4	103,395	10.0	88,769	12.3	72,476	10.0
Schaumburg Bank	58,860	12.9	45,660	10.0	53,608	12.4	43,292	10.0
Village Bank	82,743	11.7	70,753	10.0	78,335	13.3	59,129	10.0
Beverly Bank	40,484	11.7	34,562	10.0	37,825	12.9	29,283	10.0
Town Bank	83,099	12.2	68,122	10.0	75,853	12.0	63,444	10.0
Wheaton Bank	59,164	11.9	49,551	10.0	64,049	13.8	46,426	10.0
State Bank of the Lakes	68,673	11.1	61,683	10.0	62,391	11.6	53,947	10.0
Old Plank Trail Bank	33,826	12.2	27,724	10.0	34,442	13.9	24,722	10.0
St. Charles Bank	61,738	11.5	53,868	10.0	36,743	13.4	27,404	10.0

Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$202,206	9.9%	$122,065	6.0%	$172,514	7.9%	$130,284	6.0%
Hinsdale Bank	134,488	11.1	72,485	6.0	128,769	10.9	70,956	6.0
North Shore Bank	124,202	7.9	94,625	6.0	114,393	9.1	75,761	6.0
Libertyville Bank	93,613	10.2	55,132	6.0	85,958	9.7	53,164	6.0
Barrington Bank	119,534	12.0	59,888	6.0	104,340	11.4	55,109	6.0
Crystal Lake Bank	73,235	11.9	36,914	6.0	74,505	13.0	34,341	6.0
Northbrook Bank	136,273	13.2	62,037	6.0	83,099	11.5	43,486	6.0
Schaumburg Bank	53,741	11.8	27,396	6.0	45,184	10.4	25,975	6.0
Village Bank	77,692	11.0	42,452	6.0	72,284	12.2	35,478	6.0
Beverly Bank	37,612	10.9	20,737	6.0	35,207	12.0	17,570	6.0
Town Bank	75,157	11.0	40,873	6.0	68,572	10.8	38,066	6.0
Wheaton Bank	52,911	10.7	29,730	6.0	59,197	12.8	27,856	6.0
State Bank of the Lakes	57,627	9.3	37,010	6.0	56,800	10.5	32,368	6.0
Old Plank Trail Bank	29,072	10.5	16,634	6.0	28,575	11.6	14,833	6.0
St. Charles Bank	51,874	9.6	32,321	6.0	34,279	12.5	16,442	6.0

Tier 1 Leverage Ratio:
Lake Forest Bank	$202,206	7.9%	$127,653	5.0%	$172,514	6.6%	$130,398	5.0%
Hinsdale Bank	134,488	9.2	73,227	5.0	128,769	9.2	70,021	5.0
North Shore Bank	124,202	7.3	85,389	5.0	114,393	7.9	72,902	5.0
Libertyville Bank	93,613	8.1	58,017	5.0	85,958	7.5	57,037	5.0
Barrington Bank	119,534	9.8	61,060	5.0	104,340	9.1	57,064	5.0
Crystal Lake Bank	73,235	9.7	37,696	5.0	74,505	10.4	36,001	5.0
Northbrook Bank	136,273	7.2	94,611	5.0	83,099	7.1	58,447	5.0
Schaumburg Bank	53,741	9.2	29,335	5.0	45,184	9.0	25,177	5.0
Village Bank	77,692	9.0	43,306	5.0	72,284	9.5	38,239	5.0
Beverly Bank	37,612	9.7	19,446	5.0	35,207	9.6	18,422	5.0
Town Bank	75,157	9.9	37,801	5.0	68,752	9.8	34,941	5.0
Wheaton Bank	52,911	7.7	34,456	5.0	59,197	8.1	36,433	5.0
State Bank of the Lakes	57,627	8.0	35,813	5.0	56,800	8.3	34,404	5.0
Old Plank Trail Bank	29,072	9.0	16,137	5.0	28,575	9.4	15,134	5.0
St. Charles Bank	51,874	8.3	31,101	5.0	34,279	10.3	16,628	5.0

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2011, these subsidiaries met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $1.9 billion as of December 31, 2011 and 2010, and unused home equity lines totaled $762.2 million and

$829.9 million as of December 31, 2011 and 2010, respectively. Standby and commercial letters of credit totaled $199.0 million at December 31, 2011 and $187.9 million at December 31, 2010.

In addition, at December 31, 2011 and 2010, the Company had approximately $272.9 million and $303.1 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $591.5 million at December 31, 2011 and $670.1 million at December 31, 2010. See Note 22 for further discussion on derivative instruments.

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

The Company sold approximately $2.5 billion of mortgage loans in 2011 and $3.7 billion in 2010. During 2011 and 2010, the Company provided an additional $439,000 and $11.0 million, respectively, related to loss indemnification claims for residential mortgage loans previously sold to investors. These estimated losses primarily related to mortgages obtained through wholesale and correspondent channels which experienced early payment and other defaults meeting certain representation and warranty recourse requirements. Losses charged against the liability for estimated losses were $8.0 million and $8.1 million for 2011 and 2010, respectively. The liability for estimated losses on repurchase and indemnification was $2.5 million and $8.9 million at December 31,

2011 and 2010, respectively, and was included in other liabilities on the balance sheet.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. At December, 31, 2011, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $27.9 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

In the ordinary course of business, there are legal proceedings pending against the Company and its subsidiaries. Management does not believe that a material loss related to these matters is reasonably possible.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2011 and December 31, 2010:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	Balance Sheet Location	December 31, 2011	December 31, 2010	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments under ASC 815:

Interest rate derivatives designated as Cash Flow Hedges	Other assets	$ 119	$ —	Other liabilities	$11,032	$12,986

Derivatives not designed as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	34,002	13,769	Other liabilities	33,892	14,226
Interest rate lock commitments	Other assets	4,307	396	Other liabilities	127	2,320
Forward commitments to sell mortgage loans	Other assets	179	4,505	Other liabilities	5,030	442
Total derivatives not designated as hedging instruments under ASC 815		$38,488	$18,670		$39,049	$16,988

Total derivatives		$38,607	$18,670		$50,081	$29,974

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of payments at the end of each period in which the interest rate specified in the contract exceeds the agreed upon strike price.

In May 2011, the Company entered into four new interest rate derivatives, two interest rate swaps and two interest rate caps, to replace derivatives maturing in the third and fourth quarters of 2011 that hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures and create a hedge associated with the interest rate expense on Wintrust Capital Trust IX which changed from a fixed rate to a variable rate in September 2011. See Note 16 – Junior Subordinated Debentures for more detail. The two new interest rate swap derivatives as cash flow hedges have an aggregate notional amount of $75 million. The two new interest rate cap derivatives designated as cash flow hedges have an aggregate notional amount of $60 million.

As of December 31, 2011, the Company had four interest rate swaps and two interest rate caps with an aggregate notional amount of $225 million that were designated as cash flow hedges of interest rate risk. The table below provides details on each of these cash flow hedges as of December 31, 2011:

	December 31, 2011
(Dollars in thousands) Maturity Date	Notional Amount	Fair Value Gain (Loss)
Interest Rate Swaps:
September 2013	50,000	(3,918)
September 2013	40,000	(3,206)
September 2016	50,000	(2,567)
October 2016	25,000	(1,341)
Total Interest Rate Swaps	165,000	(11,032)

Interest Rate Caps:
September 2014	20,000	40
September 2014	40,000	79
Total Interest Rate Caps	60,000	119
Total Cash Flow Hedges	$225,000	$(10,913)

Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the statements of changes in shareholders’ equity as a component of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during 2011 or 2010. The Company uses the hypothetical derivative method to assess and measure effectiveness.

A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	December 31,
(Dollars in thousands)	2011	2010
Unrealized loss at beginning of period	$(13,323)	$(15,487)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	8,120	8,736
Amount of loss recognized in other comprehensive income	(6,430)	(6,572)
Unrealized loss at end of period	$(11,633)	$(13,323)

As of December 31, 2011, the Company estimates that during the next twelve months, $5.5 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.

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

Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, doing so allows the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2011, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $1.3 billion (all interest rate swaps) related to this program. These interest rate derivatives had maturity dates ranging from February 2012 to January 2033.

Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2011, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $591.5 million. At December 31, 2011, the Company had interest rate lock commitments with an aggregate notional amount of approximately $272.9 million. Additionally, the Company’s total mortgage loans held-for-sale at December 31, 2011 was $320.5 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2011 and December 31, 2010.

Amounts included in the consolidated statements of income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2011	2010
Interest rate swaps and floors	Other income	$42	$(59)
Mortgage banking derivatives	Mortgage banking revenue	(1,301)	286
Covered call options	Fees from covered call options	13,570	2,235

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2011 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $46.0 million. As of December 31, 2011 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $7.4 million of cash and $33.3 million of securities. If the Company had breached any of these provisions at December 31, 2011 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

(23) Fair Value of Assets and Liabilities

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

Available-for-sale and trading account securities — Fair values for available-for-sale and trading securities are typically based on prices obtained from independent pricing vendors. Securities measured with these valuation techniques are generally classified as Level 2 of the fair value hierarchy. Typically, standard inputs such as benchmark yields, reported trades for similar securities, issuer spreads, benchmark securities, bids, offers and reference data including market research publications are used to fair value a security. When these inputs are not available, broker/dealer quotes may be obtained by the vendor to determine the fair value of the security. We review the vendor’s pricing methodologies to determine if observable market information is being used, versus unobservable inputs. Fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy. Such measurements include securities valued using internal valuation techniques where the unobservable inputs are significant to the overall fair value measurement.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$16,173	$—	$16,173	$—
U.S. Government agencies	765,916	—	765,916	—
Municipal	60,098	—	35,887	24,211
Corporate notes and other	169,936	—	169,936	—
Mortgage-backed	248,551	—	248,551	—
Equity securities	31,123	—	12,152	18,971
Trading account securities	2,490	—	2,490	—
Mortgage loans held-for-sale	306,838	—	306,838	—
Mortgage servicing rights	6,700	—	—	6,700
Nonqualified deferred compensations assets	4,299	—	4,299	—
Derivative assets	38,607	—	38,607	—
Total	$1,650,731	$—	$1,600,849	$49,882

Derivative liabilities	$50,081	$—	$50,081	$—

	December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$96,097	$—	$96,097	$—
U.S. Government agencies	884,055	—	884,055	—
Municipal	52,303	—	35,887	16,416
Corporate notes and other	261,915	—	252,074	9,841
Mortgage-backed	161,681	—	159,221	2,460
Equity securities	40,251	—	11,579	28,672
Trading account securities	4,879	71	436	4,372
Mortgage loans held-for-sale	356,662	—	356,662	—
Mortgage servicing rights	8,762	—	—	8,762
Nonqualified deferred compensations assets	3,613	—	3,613	—
Derivative assets	18,670	—	18,670	—
Total	$1,888,888	$71	$1,818,294	$70,523

Derivative liabilities	$29,974	$—	$29,974	$—

The aggregate remaining contractual principal balance outstanding as of December 31, 2011 and 2010 for mortgage loans held- for-sale measured at fair value under ASC 825 was $300.0 million and $353.1 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $306.8 million and $356.7 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of December 31, 2011 and 2010.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2011 are summarized as follows:

(Dollars in thousands)	U.S. Agencies	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights
Balance at January 1, 2011	$—	$16,416	$9,841	$2,460	$28,672	$4,372	$8,762
Total net gains (losses) included in:
Net income (1)	—	—	(274)	(53)	—	—	(2,062)
Other comprehensive income	—	77	—	—	(6,101)	—	—
Purchases	—	26,425	7,246	1,126	1,800	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	(19,469)	—	—	—	(4,372)	—
Settlements	—	(1,230)	(333)	(116)	—	—	—
Net transfers into (out of) Level 3 (2)	—	1,992	(16,480)	(3,417)	(5,400)	—	—
Balance at December 31, 2011	$—	$24,211	$—	$—	$18,971	$—	$6,700

(1)

Income for Corporate notes and other debt, and mortgage-backed are recognized as a component of interest income on securities. Additionally, changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)

The transfer of available for sale securities into Level 3 is the result of the use of significant inputs that are unobservable in the market due to limited activity or a less liquid market. Transfers out of Level 3 result from the availability and use of observable market information that market participatnts would use in pricing these securities. Transfers into/out of Level 3 are recognized at the end of the reporting period.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2010 are summarized as follows:

(Dollars in thousands)	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights	Retained interests
Balance at January 1, 2010	$17,152	$51,194	$158,449	$26,800	$31,924	$6,745	$43,541
Total net gains (losses) included in:
Net income (1)	—	(35)	(7,947)	—	5,140	2,017	—
Other comprehensive income	—	1	2,520	(419)	—	—	—
Purchases, issuances, sales and settlements, net	3,551	(40,781)	(145,736)	2,291	(32,692)	—	(43,541)
Net transfers out of Level 3	(4,287)	(538)	(4,826)	—	—	—	—
Balance at December 31, 2010	$16,416	$9,841	$2,460	$28,672	$4,372	$8,762	$—

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

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2011.

	December 31, 2011				Twelve Months Ended December 31, 2011 Fair Value Losses (Gains) Recognized
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$226,538	$—	$—	$226,538	$48,461
Other real estate owned	86,523	—	—	86,523	26,620
Mortgage loans held-for-sale, at lower of cost or market	13,686	—	13,686	—	(358)
Total	$326,747	$—	$13,686	$313,061	$74,723

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

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At December 31, 2011		At December 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$169,704	$169,704	$172,580	$172,580
Interest bearing deposits with banks	749,287	749,287	865,575	865,575
Available-for-sale securities	1,291,797	1,291,797	1,496,302	1,496,302
Trading account securities	2,490	2,490	4,879	4,879
Brokerage customer receivables	27,925	27,925	24,549	24,549
Federal Home Loan Bank and Federal
Reserve Bank stock, at cost	100,434	100,434	82,407	82,407
Mortgage loans held-for-sale, at fair value	306,838	306,838	356,662	356,662
Mortgage loans held-for-sale, at lower of cost or market	13,686	13,897	14,785	14,841
Total loans	11,172,745	11,590,729	9,934,239	10,088,429
Mortgage servicing rights	6,700	6,700	8,762	8,762
Nonqualified deferred compensation assets	4,299	4,299	3,613	3,613
Derivative assets	38,607	38,607	18,670	18,670
FDIC indemnification asset	344,251	344,251	118,182	118,182
Accrued interest receivable and other	147,207	147,207	137,744	137,744
Total financial assets	$14,375,970	$14,794,165	$13,238,949	$13,393,195

Financial Liabilities
Non-maturity deposits	$7,424,367	7,424,367	$5,925,761	$5,925,761
Deposits with stated maturities	4,882,900	4,917,740	4,877,912	4,925,403
Notes payable	52,822	52,822	1,000	1,000
Federal Home Loan Bank advances	474,481	507,368	423,500	440,644
Subordinated notes	35,000	35,000	50,000	50,000
Other borrowings	443,753	443,753	260,620	260,620
Secured borrowings owed to securitization investors	600,000	603,294	600,000	600,333
Junior subordinated debentures	249,493	185,199	249,493	183,818
Derivative liabilities	50,081	50,081	29,974	29,974
Accrued interest payable and other	12,952	12,952	15,518	15,518
Total financial liabilities	$14,225,849	$14,232,576	$12,433,778	$12,433,071

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

Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows.

(24) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2011 and 2010 is as follows:

	2011	2010

Common Stock:
Shares authorized	60,000,000	60,000,000
Shares issued	35,981,950	34,864,068
Shares outstanding	35,978,349	34,864,068
Cash dividend per share	$0.18	$0.18

Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	50,000	50,000
Shares outstanding	50,000	50,000

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

Tangible Equity Units

In December 2010, the Company sold 4.6 million 7.50% tangible equity units at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit is composed of a prepaid common stock purchase contract and a junior subordinated amortizing note due December 15, 2013. The prepaid stock purchase contracts have been recorded as surplus (a component of shareholders’

equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as debt within other borrowings. Issuance costs associated with the debt component are recorded as a discount within other borrowings and will be amortized over the term of the instrument to December 15, 2013. The Company allocated the proceeds from the issuance of the TEU to equity and debt based on the relative fair values of the respective components of each unit. The aggregate fair values assigned to each component of the TEU offering are as follows:

(Dollars in thousands, except per unit amounts)	Equity Component	Debt Component	TEU Total
Units issued (1)	4,600	4,600	4,600
Unit price	$40.271818	$9.728182	$50.00
Gross proceeds	185,250	44,750	230,000
Issuance costs, including discount	5,934	1,419	7,353
Net proceeds	$179,316	$43,331	$222,647

Balance sheet impact
Other borrowings	—	43,331	43,331
Surplus	179,316	—	179,316

(1)	TEUs consist of two components: one unit of the equity component and one unit of the debt component.

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

Series B Preferred Stock

Pursuant to the U.S. Treasury’s CPP, on December 19, 2008, the Company issued to the U.S. Treasury, in exchange for aggregate consideration of $250 million, (i) 250,000 shares of the Company’s fixed rate cumulative perpetual preferred Stock, Series B, liquidation preference $1,000 per share (the “Series B Preferred Stock”), and (ii) a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. The Series B Preferred Stock paid a cumulative dividend at a coupon rate of 5%.

In December 2010, the Company repurchased all 250,000 shares of its Series B Preferred Stock. The Series B Preferred Stock was repurchased at a price of $251.3 million, which included accrued and unpaid dividends of $1.3 million. The repurchase of the Series B Preferred Stock resulted in a non-cash deemed preferred stock dividend that reduced net income applicable to common shares in the fourth quarter of 2010 by approximately $11.4 million. This amount represents the difference between the repurchase price and the carrying amount of the Series B Preferred Stock, or the accelerated accretion of the applicable discount on the preferred shares. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering.

Other

In July 2011, the Company issued 529,087 shares of its common stock in the acquisition of Great Lakes Advisors. In September 2011, the Company issued 353,650 shares of its common stock in the acquisition of ESBI.

The Company previously issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Warrants outstanding at December 31, 2011 and 2010 totaled 19,000. The expiration date on these remaining outstanding warrants is February 2013.

At the January 2012 Board of Directors meeting, a semi-annual cash dividend of $0.09 per share ($0.18 on an annualized basis) was declared. It was paid on February 23, 2012 to shareholders of record as of February 9, 2012.

The following table summarizes the components of other comprehensive income (loss), including the related income tax effects, for the years ending December 31, 2011, 2010 and 2009:

(In thousands)	2011	2010	2009
Unrealized net gains on available-for-sale securities	$4,467	$9,579	$680
Related tax expense	(1,862)	(3,754)	(277)
Net after tax unrealized ganis on available-for-sale securities	2,605	5,825	403

Less: reclassification adjustment for net gains (losses) realized in net income during the year	$1,792	$9,832	$(268)
Related tax expense (benefit)	(712)	(3,787)	103
Net after reclassification adjustment	1,080	6,045	(165)

Cumulative effect of change in accounting	—	156	309
Unrealized net gains (losses) on available-for-sale securities, net of reclassification adjustment	1,525	(64)	877

Unrealized net gains (losses) on derivative used as cash flow hedges	1,690	2,164	5,062
Related tax (expense) benefit	(581)	(834)	(1,950)
After-tax unrealized net gains (losses) on derivatives used as cash flow hedges	1,109	1,330	3,112

Total other comprehensive income	2,634	1,266	3,989

A roll-forward of the change in accumulated other comprehensive loss for the years ending December 31, 2011, 2010 and 2009 is as follows:

(In thousands)	2011	2010	2009
Accumulated other comprehensive loss at beginning of year	$(5,512)	$(6,622)	$(10,302)
Cumulative effect of change in accounting	—	(156)	(309)
Other comprehensive income	2,634	1,266	3,989
Accumulated other comprehensive loss at end of year	(2,878)	(5,512)	(6,622)
Accumulated other comprehensive loss at December 31, 2011, 2010 and 2009 is comprised of the following components:

(In thousands)	2011	2010	2009
Accumulated unrealized gains on securities available-for-sale	$4,204	$2,679	$2,899
Accumulated unrealized losses on derivatives used as cash flow hedges	(7,082)	(8,191)	(9,521)
Total accumulated other comprehensive loss at end of year	(2,878)	(5,512)	(6,622)

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

The net interest income, net revenue and segment profit of the community banking segment includes income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the community banking segment were retained within that segment’s operations, thereby causing intersegment eliminations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 11 — Deposits, for more information on these deposits.

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

The following is a summary of certain operating information for reportable segments (in thousands):

	Community Banking	Specialty Finance	Wealth Management	Parent & Intersegment Eliminations	Consolidated
2011
Net interest income (expense)	$428,068	112,508	8,460	(87,659)	461,377
Provision for credit losses	102,544	864	—	(770)	102,638
Noninterest income	140,392	3,071	54,940	(8,705)	189,698
Noninterest expense	331,006	28,876	51,431	9,091	420,404
Income tax expense (benefit)	51,338	39,427	4,879	(45,186)	50,458
Net income (loss)	$83,572	46,412	7,090	(59,499)	77,575

Total assets at end of year	$15,188,133	3,271,323	92,089	(2,657,737)	15,893,808

2010
Net interest income (expense)	$386,594	89,870	12,275	(72,903)	415,836
Provision for credit losses	105,018	22,586	—	(2,940)	124,664
Noninterest income	133,110	13,643	45,447	(40)	192,160
Noninterest expense	304,223	27,021	46,576	4,705	382,525
Income tax expense (benefit)	39,032	21,367	4,257	(27,178)	37,478
Net income (loss)	$71,431	32,539	6,889	(47,530)	63,329

Total assets at end of year	$13,258,238	2,944,388	65,274	(2,287,744)	13,980,156

2009
Net interest income (expense)	$300,552	69,855	12,286	(70,817)	311,876
Provision for credit losses	165,302	7,537	—	(4,907)	167,932
Noninterest income	92,578	162,075	38,281	24,713	317,647
Noninterest expense	273,467	24,768	41,660	4,192	344,087
Income tax expense (benefit)	(19,780)	79,263	3,330	(18,378)	44,435
Net income (loss)	$(25,859)	120,362	5,577	(27,011)	73,069

Total assets at end of year	$12,019,936	2,185,225	62,458	(2,051,999)	12,215,620

(26) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Balance Sheets

(In thousands)

	$00000	$00000
	December 31,
	2011	2010

Assets
Cash	$94,275	127,803
Available-for-sale securities, at fair value	489	7,419
Investment in and receivable from subsidiaries	1,738,484	1,601,047
Loans, net of unearned income	2,574	5,489
Less: Allowance for loan losses	664	905

Net Loans	1,910	4,584
Goodwill	8,347	8,347
Other assets	86,612	41,844

Total assets	$1,930,117	1,791,044

Liabilities and Shareholders’ Equity
Other liabilities	$20,671	10,671
Notes payable	51,000	1,000
Subordinated notes	35,000	50,000
Other borrowings	30,420	43,331
Junior subordinated debentures	249,493	249,493
Shareholders’ equity	1,543,533	1,436,549

Total liabilities and shareholders’ equity	$1,930,117	1,791,044

Statements of Income

(In thousands)

	$00	$00	$00
	Years Ended December 31,
	2011	2010	2009
Income
Dividends and interest from subsidiaries	$30,783	15,592	103,410
Trading revenue	—	4,839	26,864
Gains (losses) on available-for-sale securities, net	164	57	(1,210)
Other income	(487)	1,421	1,931
Total income	30,460	21,909	130,995

Expenses
Interest expense	21,342	18,667	19,139
Salaries and employee benefits	12,435	8,975	7,238
Other expenses	14,037	10,838	10,635
Total expenses	47,814	38,480	37,012
(Loss) income before income taxes and equity in undistributed loss of subsidiaries	(17,354)	(16,571)	93,983
Income tax benefit	16,573	8,997	1,241
(Loss) income before equity in undistributed net loss of subsidiaries	(781)	(7,574)	95,224
Equity in undistributed net income (loss) of subsidiaries	78,356	70,903	(22,155)
Net income	$77,575	63,329	73,069

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$77,575	63,329	73,069
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	608	905	—
(Gains) losses on available-for-sale securities, net	(164)	(57)	1,210
Depreciation and amortization	2,178	757	711
Deferred income tax (benefit) expense	(1,785)	(9,747)	10,990
Stock-based compensation expense	2,008	1,976	2,837
Tax (expense) benefit from stock-based compensation arrangements	129	896	81
Excess tax benefits from stock-based compensation arrangements	(19)	(432)	(377)
Decrease (increase) in trading securities, net	—	27,332	(26,864)
(Increase) decrease in other assets	(28,389)	(3,071)	3,523
Increase (decrease) in other liabilities	122	(4,386)	(8,999)
Equity in undistributed net (income) loss of subsidiaries	(78,356)	(70,903)	22,155
Net Cash Provided by (Used for) Operating Activities	(26,093)	6,599	78,336

Investing Activities:
Capital contributions to subsidiaries	(22,361)	(194,524)	(203,775)
Other investing activity, net	440	(808)	20,086
Net Cash Used for Investing Activities	(21,921)	(195,332)	(183,689)

Financing Activities:
Increase (decrease) in notes payable and other borrowings, net	36,337	43,331	—
Repayment of subordinated note	(15,000)	(10,000)	(10,000)
Excess tax benefits from stock-based compensation arrangements	19	432	377
Repayment of Series B preferred stock	—	(250,000)	—
Net proceeds from issuance of prepaid common stock purchase contracts	—	179,316	—
Issuance of common stock in a public offering	—	315,108	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,586	3,956	4,912
Dividends paid	(10,344)	(22,776)	(21,783)
Treasury stock purchases	(112)	(218)	(443)
Net Cash Provided by (Used for) Financing Activities	14,486	259,149	(26,937)
Net (Decrease) Increase in Cash and Cash Equivalents	(33,528)	70,416	(132,290)
Cash and Cash Equivalents at Beginning of Year	127,803	57,387	189,677
Cash and Cash Equivalents at End of Year	$94,275	127,803	57,387

(27) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2011, 2010 and 2009:

(In thousands, except per share data)		2011	2010	2009
Net income		$77,575	$63,329	$73,069
Less: Preferred stock dividends and discount accretion		4,128	19,643	19,556
Less: Non-cash deemed preferred stock dividend		—	11,361	—
Net income applicable to common shares—Basic	(A)	73,447	32,325	53,513
Add: Dividends on convertible preferred stock		—	—	4,000
Net income applicable to common shares—Diluted	(B)	73,447	32,325	57,513
Weighted average common shares outstanding	(C)	35,355	30,057	24,010
Effect of dilutive potential common shares		8,636	1,513	2,335
Weighted average common shares and effect of dilutive potential common shares	(D)	43,991	31,570	26,345
Net income per common share:
Basic	(A/C)	$2.08	$1.08	$2.23
Diluted	(B/D)	$1.67	$1.02	$2.18

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

(28) Quarterly Financial Summary (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2011 and 2010:

	$00.00	$00.00	$00.00	$00.00	$00.00	$00.00	$00.00	$00.00
	2011 Quarters				2010 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$147,780	145,445	154,951	157,617	142,496	149,248	147,401	153,962
Interest expense	38,166	36,739	36,541	32,970	46,631	44,934	44,421	41,285
Net interest income	109,614	108,706	118,410	124,647	95,865	104,314	102,980	112,677
Provision for credit losses	25,344	29,187	29,290	18,817	29,044	41,297	25,528	28,795
Net interest income after provision for credit losses	84,270	79,519	89,120	105,830	66,821	63,017	77,452	83,882
Non-interest income, excluding net securities gains	40,781	35,500	67,022	44,603	42,215	50,390	45,421	44,302
Net securities gains	106	1,152	225	309	392	46	9,235	159
Non-interest expense	98,109	97,206	106,321	118,768	83,938	92,663	99,723	106,201
Income before income taxes	27,048	18,965	50,046	31,974	25,490	20,790	32,385	22,142
Income tax expense	10,646	7,215	19,844	12,753	9,473	7,781	12,287	7,937
Net Income	$16,402	11,750	30,202	19,221	16,017	13,009	20,098	14,205
Preferred stock dividends and discount accretion	1,031	1,033	1,032	1,032	4,943	4,943	4,943	4,814
Non-cash deemed preferred stock dividend	—	—	—	—	—	—	—	11,361
Net income (loss) applicable to common shares	$15,371	10,717	29,170	18,189	11,074	8,066	15,155	(1,970)
Net income (loss) per common share:
Basic	$0.44	0.31	0.82	0.51	0.43	0.26	0.49	(0.06)
Diluted	$0.36	0.25	0.65	0.41	0.41	0.25	0.47	(0.06)
Cash dividends declared per common share	$0.09	—	0.09	—	0.09	—	0.09	—

(29) Subsequent events

On January 13, 2012, the Company’s wholly-owned subsidiary bank, Old Plank Trail Bank, entered into a definitive agreement to acquire a branch of Suburban Bank & Trust Company (“Suburban”) that is located in Orland Park, Illinois. Through this transaction, subject to final adjustments, Old Plank Trail Bank will acquire approximately $50 million of deposits, approximately $4 million of performing loans, the property, bank facility and various other assets. This transaction is subject to regulatory approval and certain closing conditions.

Also on January 13, 2012, the Company’s wholly-owned subsidiary, CTC, entered into a definitive agreement to acquire the trust operations of Suburban. Through this transaction, subject to final adjustments, CTC will acquire trust accounts having assets under administration of approximately $160 million, in addition to land trust accounts and various other assets.

On February 10, 2012, the Company announced that its wholly-owned subsidiary bank, Barrington Bank, acquired certain assets and liabilities and the banking operations of Charter National Bank and Trust (“Charter National”) in an FDIC-assisted transaction. Charter National operated two locations: one in Hoffman Estates and one in Hanover Park and had approximately $94 million in total assets and $89 million in total deposits as of December 31, 2011. Barrington Bank acquired substantially all of Charter National’s assets at a discount of approximately 4.1% and assumed all of the non-brokered deposits at no premium. In connection with the acquisition, Barrington Bank entered into a loss sharing agreement with the FDIC whereby Barrington Bank will share in losses with the FDIC on certain loans and foreclosed real estate at Charter National.

On February 14, 2012, the Company announced plans to expand its premium finance business into the Canadian marketplace by entering into an agreement, through its wholly-owned subsidiary Lake Forest Bank, to purchase Macquarie Premium Funding Inc., the Canadian insurance premium funding unit of Macquarie Group. The business to be acquired originates approximately $600 million of premium finance receivables on an annual basis and currently has approximately $230 million of premium finance receivables outstanding. The transaction is expected to be completed late in the first quarter or early in the second quarter of 2012, subject to regulatory approval and certain closing conditions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control -Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer

Lake Forest, Illinois

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wintrust Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wintrust Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 29, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 24, 2012 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” and is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.

The following table summarizes information as of December 31, 2011, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	1,564,622	$39.56	—
WTFC 2007 Stock Incentive Plan	828,345	$19.67	2,253,036
WTFC Employee Stock Purchase Plan	—	—	87,353
WTFC Directors Deferred Fee and Stock Plan	—	—	370,572

	2,392,967	$32.67	2,710,961

Equity compensation plans not approved by security holders (1)
N/A	—	—	—

Total	2,392,967	$32.67	2,710,961

(1)

Excludes 80,434 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Advantage National Bancorp, Inc., Northview Financial Corporation, Town Bankshares, Ltd. and First Northwest Bancorp, Inc. The weighted average exercise price of those options is $24.48. No additional awards will be made under these plans.

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

The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Consolidated Statements of Condition as of December 31, 2011 and 2010

•	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011).

3.2	Amended and Restated Certificate of Designations of Wintrust Financial Corporation filed on December 18, 2008 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

3.3	Amended and Restated By-laws of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2011).

4.1	Certain instruments defining the rights of the holders of long-term debt of the Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.2	Warrant Agreement, dated as of February 8, 2011, between Wintrust Financial Corporation and Wells Fargo Bank, N.A. as Warrant Agent (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2011).

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2011).

4.4	Junior Subordinated Indenture dated December 10, 2010 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.5	First Supplemental Indenture dated December 10, 2010 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.6	Purchase Contract Agreement dated December 10, 2010 among the Company, U.S. Bank National Association, as purchase contract agent, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.7	Form of Amortizing Note (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.8	Form of Purchase Contract (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.9	Form of Equity Unit (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

10.1	Junior Subordinated Indenture dated as of August 2, 2005, between Wintrust Financial Corporation and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.2	Amended and Restated Trust Agreement, dated as of August 2, 2005, among Wintrust Financial Corporation, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.3	Guarantee Agreement, dated as of August 2, 2005, between Wintrust Financial Corporation, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.4	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated October 29, 2002 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2002).

10.5	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated October 29, 2002 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.6	$25 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank National Association, dated April 30, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003).

10.7	Amendment and Allonge made as of June 7, 2005 to that certain $25 million Subordinated Note dated April 30, 2003 executed by Wintrust Financial Corporation in favor of LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2005).

10.8	$25.0 million Subordinated Note between Wintrust Financial Corporation and LaSalle Bank, National Association, dated October 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005).

10.9	Second Amended and Restated Pledge and Security Agreement, dated as of November 5, 2009 by Wintrust Financial Corporation for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010).

10.10	Indenture dated as of September 1, 2006, between Wintrust Financial Corporation and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.11	Amended and Restated Declaration of Trust, dated as of September 1, 2006, among Wintrust Financial Corporation, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.12	Guarantee Agreement, dated as of September 1, 2006, between Wintrust Financial Corporation, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8- K filed with the Securities and Exchange Commission on September 6, 2006).

10.13	Amended and Restated Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.14	Amended and Restated Employment Agreement entered into between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.15	Amended and Restated Employment Agreement entered into between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.16	Amended and Restated Employment Agreement entered into between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.17	Employment Agreement entered into between the Company and Leona A. Gleason, dated January 4, 2010 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010).*

10.18	Employment Agreement entered into between the Company and Lisa Reategui, dated August 30, 2011.*

10.19	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.20	First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.21	Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004.).*

10.22	Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004.).*

10.23	Wintrust Financial Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007).*

10.24	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Appendix B of the Proxy Statement relating to the May 28, 2009 Annual Meeting of Shareholders of the Company).*

10.25	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Proxy Statement relating to the May 26, 2011 Annual Meeting of Shareholders of the Company).*

10.26	Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.27	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2004).*

10.28	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2004).*

10.29	Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.30	Form of Restricted Stock Award under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.31	Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 28, 2009 Annual Meeting of Shareholders of the Company).*

10.32	Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.33	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended (incorporated by reference to Exhibit A of the Proxy Statement relating to the May 28, 2008 Annual Meeting of Shareholders of the Company).*

10.34	First Amendment to the Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2011).*

10.35	Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.36	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.37	Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.38	Form of Senior Executive Officer Capital Purchase Program Waiver, executed by each of Messrs. David A. Dykstra, Richard B. Murphy, David L. Stoehr and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.39	Form of Senior Executive Officer Capital Purchase Program Letter Agreement, executed by each of Messrs. David A. Dykstra, Richard B. Murphy, David L. Stoehr, and Edward J. Wehmer with Wintrust Financial Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.40	Investment Agreement dated as of August 26, 2008 between Wintrust Financial Corporation and CIVC-WTFC LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

10.41	Asset Purchase Agreement, dated as of July 28, 2009, between American International Group, Inc. and First Insurance Funding Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2009).

10.42	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.43	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.44	Amended and Restated Credit Agreement, dated as of October 30, 2009 among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

10.45	First Amendment Agreement, dated as of December 15, 2009, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009).

10.46	Second Amendment Agreement, dated as of October 29, 2010, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.47	Third Amendment Agreement, dated as of December 6, 2010, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.48	Fourth Amendment Agreement, dated as of October 28, 2011, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on November 2, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

13.1	2011 Annual Report to Shareholders

14.1	Corportate Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)

Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

PAGE INTENTIONALLY LEFT BLANK

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 29, 2012	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER D. CRIST Peter D. Crist	Chairman of the Board of Directors	February 29, 2012

/s/ EDWARD J. WEHMER Edward J. Wehmer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 29, 2012

/s/ JOSEPH F. DAMICO Joseph F. Damico	Director	February 29, 2012

/s/ BERT A. GETZ, JR. Bert A. Getz, Jr.	Director	February 29, 2012

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	February 29, 2012

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 29, 2012

/s/ CHARLES H. JAMES III Charles H. James III	Director	February 29, 2012

/s/ ALBIN F. MOSCHNER Albin F. Moschner	Director	February 29, 2012

/s/ THOMAS J. NEIS Thomas J. Neis	Director	February 29, 2012

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 29, 2012

/s/ HOLLIS W. RADEMACHER Hollis W. Rademacher	Director	February 29, 2012

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 29, 2012

PAGE INTENTIONALLY LEFT BLANK