Form 10-Q
period 2012-03-31
WINTRUST FINANCIAL CORP
filed 2012-05-09
CIK 1015328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock — no par value, 36,318,332 shares, as of April 30, 2012

PART I. — FINANCIAL INFORMATION

		Page

ITEM 1.	Financial Statements.	1

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	48

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	92

ITEM 4.	Controls and Procedures.	94

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings.	NA

ITEM 1A.	Risk Factors.	94

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	94

ITEM 3.	Defaults Upon Senior Securities.	NA

ITEM 4.	Mine Safety Disclosures.	NA

ITEM 5.	Other Information.	NA

ITEM 6.	Exhibits.	95

.	Signatures.	96

PART I

ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)	(Unaudited) March 31, 2012	December 31, 2011	(Unaudited) March 31, 2011
Assets
Cash and due from banks	$146,014	$148,012	$140,919
Federal funds sold and securities purchased under resale agreements	14,588	21,692	33,575
Interest-bearing deposits with other banks (balance restricted for securitization investors of $529,418 at March 31, 2012, $272,592 at December 31, 2011, and $35,630 at March 31, 2011)	900,755	749,287	946,193
Available-for-sale securities, at fair value	1,869,344	1,291,797	1,710,321
Trading account securities	1,140	2,490	2,229
Federal Home Loan Bank and Federal Reserve Bank stock	88,216	100,434	85,144
Brokerage customer receivables	31,085	27,925	25,361
Mortgage loans held-for-sale, at fair value	339,600	306,838	92,151
Mortgage loans held-for-sale, at lower of cost or market	10,728	13,686	2,335
Loans, net of unearned income, excluding covered loans	10,717,384	10,521,377	9,561,802
Covered loans	691,220	651,368	431,299

Total loans	11,408,604	11,172,745	9,993,101
Less: Allowance for loan losses	111,023	110,381	115,049
Less: Allowance for covered loan losses	17,735	12,977	4,844

Net loans (balance restricted for securitization investors of $156,132 at March 31, 2012, $411,532 at December 31, 2011, and $647,793 at March 31, 2011)	11,279,846	11,049,387	9,873,208
Premises and equipment, net	434,700	431,512	369,785
FDIC indemnification asset	263,212	344,251	124,785
Accrued interest receivable and other assets	463,394	444,912	394,292
Trade date securities receivable	—	634,047	—
Goodwill	307,295	305,468	281,940
Other intangible assets	22,101	22,070	12,056

Total assets	$16,172,018	$15,893,808	$14,094,294

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$1,901,753	$1,785,433	$1,279,256
Interest bearing	10,764,100	10,521,834	9,635,913

Total deposits	12,665,853	12,307,267	10,915,169
Notes payable	52,639	52,822	1,000
Federal Home Loan Bank advances	466,391	474,481	423,500
Other borrowings	411,037	443,753	250,032
Secured borrowings - owed to securitization investors	428,000	600,000	600,000
Subordinated notes	35,000	35,000	50,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	—	47	10,000
Accrued interest payable and other liabilities	175,684	187,412	141,847

Total liabilities	14,484,097	14,350,275	12,641,041

Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; 50,000 shares issued and outstanding at March 31, 2012, December 31, 2011 and March 31, 2011	49,802	49,768	49,672
Series C - $1,000 liquidation value; 126,500 shares issued and outstanding at March 31, 2012, and no shares issued and outstanding at December 31, 2011 and March 31, 2011	126,500	—	—
Common stock, no par value; $1.00 stated value; 60,000,000 shares authorized; 36,521,562 shares issued at March 31, 2012, 35,981,950 shares issued at December 31, 2011, and 34,947,251 shares issued at March 31, 2011	36,522	35,982	34,947
Surplus	1,008,326	1,001,316	967,587
Treasury stock, at cost, 232,182 shares at March 31, 2012, 3,601 shares at December 31, 2011, and 1,069 shares at March 31, 2011	(6,559)	(112)	(74)
Retained earnings	478,160	459,457	404,580
Accumulated other comprehensive loss	(4,830)	(2,878)	(3,459)

Total shareholders’ equity	1,687,921	1,543,533	1,453,253

Total liabilities and shareholders’ equity	$16,172,018	$15,893,808	$14,094,294

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011
Interest income
Interest and fees on loans	$143,555	$136,543
Interest bearing deposits with banks	248	936
Federal funds sold and securities purchased under resale agreements	12	32
Securities	11,847	9,540
Trading account securities	9	13
Federal Home Loan Bank and Federal Reserve Bank stock	604	550
Brokerage customer receivables	211	166

Total interest income	156,486	147,780

Interest expense
Interest on deposits	18,030	23,956
Interest on Federal Home Loan Bank advances	3,584	3,958
Interest on notes payable and other borrowings	3,102	2,630
Interest on secured borrowings - owed to securitization investors	2,549	3,040
Interest on subordinated notes	169	212
Interest on junior subordinated debentures	3,157	4,370

Total interest expense	30,591	38,166

Net interest income	125,895	109,614
Provision for credit losses	17,400	25,344

Net interest income after provision for credit losses	108,495	84,270

Non-interest income
Wealth management	12,401	10,236
Mortgage banking	18,534	11,631
Service charges on deposit accounts	4,208	3,311
Gains on available-for-sale securities, net	816	106
Gain on bargain purchases	840	9,838
Trading gains (losses)	146	(440)
Other	10,078	6,205

Total non-interest income	47,023	40,887

Non-interest expense
Salaries and employee benefits	69,030	56,099
Equipment	5,400	4,264
Occupancy, net	8,062	6,505
Data processing	3,618	3,523
Advertising and marketing	2,006	1,614
Professional fees	3,604	3,546
Amortization of other intangible assets	1,049	689
FDIC insurance	3,357	4,518
OREO expenses, net	7,178	5,808
Other	14,455	11,543

Total non-interest expense	117,759	98,109

Income before taxes	37,759	27,048
Income tax expense	14,549	10,646

Net income	$23,210	$16,402

Preferred stock dividends and discount accretion	$1,246	$1,031

Net income applicable to common shares	$21,964	$15,371

Net income per common share - Basic	$0.61	$0.44

Net income per common share - Diluted	$0.50	$0.36

Cash dividends declared per common share	$0.09	$0.09

Weighted average common shares outstanding	36,207	34,928
Dilutive potential common shares	7,530	7,794

Average common shares and dilutive common shares	43,737	42,722

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2012	2011

Net income	$23,210	$16,402
Unrealized gains (losses) on securities
Before tax	(3,219)	1,370
Tax effect	1,276	(558)

Net of tax	(1,943)	812

Reclassification of net gains included in net income
Before tax	816	106
Tax effect	(327)	(43)

Net of tax	489	63

Net unrealized gains (losses) on securities	(2,432)	749

Unrealized gains on derivative instruments
Before tax	796	2,121
Tax effect	(316)	(817)

Net of tax	480	1,304

Total other comprehensive income (loss)	(1,952)	2,053

Comprehensive income	$21,258	$18,455

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder’s equity

Balance at December 31, 2010	$49,640	$34,864	$965,203	$—	$392,354	$(5,512)	$1,436,549
Net income	—	—	—	—	16,402	—	16,402
Other comprehensive income, net of tax	—	—	—	—	—	2,053	2,053
Cash dividends declared on common stock	—	—	—	—	(3,145)	—	(3,145)
Dividends on preferred stock	—	—	—	—	(999)	—	(999)
Accretion on preferred stock	32	—	—	—	(32)	—	—
Common stock repurchases	—	—	—	(74)	—	—	(74)
Stock-based compensation	—	—	1,094	—	—	—	1,094
Common stock issued for:
Exercise of stock options and warrants	—	33	546	—	—	—	579
Restricted stock awards	—	12	(16)	—	—	—	(4)
Employee stock purchase plan	—	13	423	—	—	—	436
Director compensation plan	—	25	337	—	—	—	362

Balance at March 31, 2011	$49,672	$34,947	$967,587	$(74)	$404,580	$(3,459)	$1,453,253

Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533
Net income	—	—	—	—	23,210	—	23,210
Other comprehensive income, net of tax	—	—	—	—	—	(1,952)	(1,952)
Cash dividends declared on common stock	—	—	—	—	(3,261)	—	(3,261)
Dividends on preferred stock	—	—	—	—	(1,212)	—	(1,212)
Accretion on preferred stock	34	—	—	—	(34)	—	—
Stock-based compensation	—	—	2,289	—	—	—	2,289
Issuance of Series C preferred stock	126,500	—	(3,810)	—	—	—	122,690
Common stock issued for:
Exercise of stock options and warrants	—	407	7,822	(5,592)	—	—	2,637
Restricted stock awards	—	94	(94)	(855)	—	—	(855)
Employee stock purchase plan	—	17	465	—	—	—	482
Director compensation plan	—	22	338	—	—	—	360

Balance at March 31, 2012	$176,302	$36,522	$1,008,326	$(6,559)	$478,160	$(4,830)	$1,687,921

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2012	2011
Operating Activities:
Net income	$23,210	$16,402
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	17,400	25,344
Depreciation and amortization	5,627	5,551
Stock-based compensation expense	2,289	1,094
Tax benefit from stock-based compensation arrangements	12	235
Excess tax benefits from stock-based compensation arrangements	(643)	(194)
Net (accretion) amortization of (discount) premium on securities	(2,092)	4,176
Mortgage servicing rights fair value change and amortization, net	(514)	(140)
Originations and purchases of mortgage loans held-for-sale	(714,655)	(562,088)
Proceeds from sales of mortgage loans held-for-sale	699,315	843,209
Bank owned life insurance income, net of claims	(919)	(876)
Decrease in trading securities, net	1,350	2,650
Net increase in brokerage customer receivables	(3,160)	(812)
Gains on mortgage loans sold	(14,464)	(4,160)
Gains on available-for-sale securities, net	(816)	(106)
Gain on bargain purchases	(840)	(9,838)
Debt defeasance costs	848	—
Loss on sales of premises and equipment, net	12	—
Decrease in accrued interest receivable and other assets, net	107,929	47,043
Decrease in accrued interest payable and other liabilities, net	(11,689)	(16,406)

Net Cash Provided by Operating Activities	108,200	351,084

Investing Activities:
Proceeds from maturities of available-for-sale securities	280,110	284,469
Proceeds from sales of available-for-sale securities	737,369	50,142
Purchases of available-for-sale securities	(952,853)	(541,199)
Net cash received for acquisitions	8,191	21,371
Net increase in interest-bearing deposits with banks	(151,033)	(56,222)
Net (increase) decrease in loans	(206,246)	17,691
Purchases of premises and equipment, net	(8,501)	(10,557)

Net Cash Used for Investing Activities	(292,963)	(234,305)

Financing Activities:
Increase (decrease) in deposit accounts	269,326	(100,938)
Decrease in other borrowings, net	(34,141)	(10,808)
Decrease in Federal Home Loan Bank advances, net	(8,000)	—
Excess tax benefits from stock-based compensation arrangements	643	194
Net proceeds from issuance of preferred stock	122,690	—
Debt defeasance	(172,848)	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	8,699	905
Common stock repurchases	(6,447)	(74)
Dividends paid	(4,261)	(4,144)

Net Cash Provided by (Used for) Financing Activities	175,661	(114,865)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,102)	1,914
Cash and Cash Equivalents at Beginning of Period	169,704	172,580

Cash and Cash Equivalents at End of Period	$160,602	$174,494

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

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Operating results reported for the three-month period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 “Summary of Significant Accounting Policies” of the Company’s 2011 Form 10-K.

(2) Recent Accounting Developments

Goodwill Impairment Testing

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which presents a qualitative approach to test goodwill for impairment. This ASU provides entities the option to assess qualitative factors to determine if impairment of goodwill exists. If examination of the qualitative factors yields a determination that it is not more likely than not that impairment exists, then it is not necessary for the Company to perform the two-step impairment test. This guidance is effective for fiscal periods beginning after December 15, 2011. As such, the Company will consider this guidance in conjunction with its goodwill impairment testing in 2012. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends the presentation formats permitted for reporting other comprehensive income. This ASU no longer allows other comprehensive income to be presented as part of the statement of changes in shareholder’s equity. Entities must present other comprehensive income and its components in a single statement along with net income or in a separate, consecutive statement of other comprehensive income. This guidance is effective for fiscal and interim periods beginning after December 15, 2011. However, in December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred the ASU No. 2011-05 provision requiring companies to present reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This deferral does not change the requirement to present items of net income, other comprehensive income and total comprehensive income in either a continuous statement or consecutive statements as of the effective date noted above. The Company adopted ASU No. 2011-05 in the first quarter of 2012 and is including separate consolidated statements of comprehensive income in accordance with the above guidance.

Amended Guidance for Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the language used to describe U.S. GAAP requirements for measuring fair value and for disclosing information about fair value measurements. The amended language seeks to clarify the application of existing guidance as well as change the measurement and disclosure of a few specific items. The principles changed include measurement of financial instruments that are managed within a portfolio and application of premiums and discounts in fair value measurement. The new guidance will also require additional disclosures including expanded disclosures for measurements categorized within level three of the fair value hierarchy, disclosures for nonfinancial assets at fair value and disclosure displaying the fair value hierarchy by level for items in the statement of financial position that are not measured at fair value but for which a fair value is required to be disclosed. The guidance is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and is including additional disclosures to address the topics presented within this ASU. See Footnote 15 - “Fair Value of Assets and Liabilities” for the additional disclosures.

Changes to the Effective Control Assessment in Accounting for Transfers

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” which amends the criteria used to determine when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The changes presented in this ASU are intended to improve the accounting for these transactions by removing the criterion requiring the transferor to have the ability to repurchase or redeem the transferred financial assets from the assessment of effective control. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively. The adoption of this guidance in the first quarter of 2012 did not have a material impact on the Company’s consolidated financial statements.

(3) Business Combinations

FDIC-Assisted Transactions

Since April 2010, the Company has acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of seven financial institutions in FDIC-assisted transactions.

The following table presents details related to these transactions:

(Dollars in thousands)	Lincoln Park	Wheatland	Ravenswood	Community First Bank - Chicago	The Bank of Commerce	First Chicago	Charter National

Date of acquisition	April 23, 2010	April 23, 2010	August 6, 2010	February 4, 2011	March 25, 2011	July 8, 2011	February 10, 2012

Fair value of assets acquired, at the acquisition date	$157,078	$343,870	$173,919	$50,891	$173,986	$768,873	$92,409
Fair value of loans acquired, at the acquisition date	103,420	175,277	97,956	27,332	77,887	330,203	45,555
Fair value of liabilities assumed, at the acquisition date	192,018	415,560	122,943	49,779	168,472	741,508	91,570

Loans comprise the majority of the assets acquired in these transactions, most of which are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss-sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. On February 10, 2012, the Company announced that its wholly-owned subsidiary bank, Barrington Bank, acquired certain assets and liabilities and the banking operations of Charter National Bank and Trust (“Charter National”) in an FDIC-assisted transaction. At the acquisition date, the Company estimated the fair value of the reimbursable losses to be approximately $13.2 million. In 2011, the Company estimated the fair value of the reimbursable losses to be approximately $273.3 million for the First Chicago Bank & Trust (“First Chicago”) acquisition, $48.9 million for The Bank of Commerce (“TBOC”) acquisition and $6.7 million for the Community First Bank-Chicago (“CFBC”) acquisition, at their respective acquisition dates. For the three acquisitions subject to loss share agreements in 2010, the Company estimated the fair value of the reimbursable losses to be approximately $44.0 million for the Ravenswood Bank (“Ravenswood”) acquisition, and $113.8 million for the Lincoln Park Savings Bank (“Lincoln Park”) and Wheatland Bank (“Wheatland”) acquisitions. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion of the allowance on covered loans. The Charter National acquisition resulted in bargain purchase gain of approximately $840,000. The 2011 transactions resulted in bargain purchase gains of a total of $38.0 million, including $27.4 million for First Chicago, $8.6 million for TBOC and $2.0 million for CFBC, and are shown as a component of non-

interest income on the Company’s Consolidated Statements of Income. In 2010, FDIC-assisted transactions resulted in bargain purchase gains of a total of $33.3 million, including $6.8 million for Ravenswood, $22.3 million for Wheatland, and $4.2 million for Lincoln Park.

As stated above, in conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Additions to expected losses will require an increase to the allowance for loan losses and a corresponding increase to the FDIC indemnification assets. The corresponding accretion is recorded as a component of non-interest income on the Consolidated Statements of Income.

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011

Balance at beginning of period	$344,251	$118,182
Additions	20,028	51,159
Accretion	(1,576)	359
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(17,213)	(9,406)
Payments received from the FDIC	(82,278)	(35,509)

Balance at end of period	$263,212	$124,785

Other Bank Acquisitions – 2011

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

Wealth Management Acquisitions

On March 30, 2012, the Company’s wholly-owned subsidiary, The Chicago Trust Company, N.A. (“CTC”), completed its previously announced acquisition of the trust operations of Suburban Bank & Trust Company (“Suburban”). Through this transaction, CTC acquired trust accounts having assets under administration of approximately $160 million, in addition to land trust accounts. The Company recorded goodwill of $1.8 million on the acquisition. Certain purchase price allocations for the trust operations of Suburban are preliminary. The final allocation is not expected to result in material changes.

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

In determining the acquisition date fair value of purchased impaired loans, and in subsequent accounting, the Company aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

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

(5) Available-for-sale Securities

The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2012
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$23,063	$128	$(2)	$23,189
U.S. Government agencies	682,847	4,082	(4,149)	682,780
Municipal	67,970	1,963	(18)	69,915
Corporate notes and other:
Financial issuers	148,492	2,569	(9,044)	142,017
Other	26,475	329	(5)	26,799
Mortgage-backed: (1)
Agency	846,380	11,866	(806)	857,440
Non-agency CMOs	28,423	286	(1)	28,708
Other equity securities	42,664	111	(4,279)	38,496

Total available-for-sale securities	$1,866,314	$21,334	$(18,304)	$1,869,344

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$16,028	$145	$—	$16,173
U.S. Government agencies	760,533	5,596	(213)	765,916
Municipal	57,962	2,159	(23)	60,098
Corporate notes and other:
Financial issuers	149,229	1,914	(8,499)	142,644
Other	27,070	287	(65)	27,292
Mortgage-backed: (1)
Agency	206,549	12,078	(15)	218,612
Non-agency CMOs	29,767	175	(3)	29,939
Other equity securities	37,595	48	(6,520)	31,123

Total available-for-sale securities	$1,284,733	$22,402	$(15,338)	$1,291,797

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$1,998	$(2)	$—	$—	$1,998	$(2)
U.S. Government agencies	349,222	(4,149)	—	—	349,222	(4,149)
Municipal	6,249	(18)	—	—	6,249	(18)
Corporate notes and other:
Financial issuers	48,590	(4,654)	51,556	(4,390)	100,146	(9,044)
Other	1,085	(5)	—	—	1,085	(5)
Mortgage-backed:
Agency	657,358	(806)	—	—	657,358	(806)
Non-agency CMOs	907	(1)	—	—	907	(1)
Other equity securities	26,121	(4,279)	—	—	26,121	(4,279)

Total	$1,091,530	$(13,914)	$51,556	$(4,390)	$1,143,086	$(18,304)

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

The Company does not consider securities with unrealized losses at March 31, 2012 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers. The corporate securities of financial issuers in this category were comprised of four fixed-to-floating rate bonds and three trust-preferred securities, all of which continue to be considered investment grade. Additionally, a review of the issuers indicated that they each have strong capital ratios.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Realized gains	$828	$106
Realized losses	(12)	—

Net realized gains	$816	$106
Other than temporary impairment charges	—	—

Gains on available- for-sale securities, net	$816	$106

Proceeds from sales of available-for-sale securities	$737,369	$50,142

The amortized cost and fair value of securities as of March 31, 2012 and December 31, 2011, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$79,980	$80,351	$121,400	$121,662
Due in one to five years	496,724	494,391	532,828	530,632
Due in five to ten years	106,545	105,856	95,279	95,508
Due after ten years	265,598	264,102	261,315	264,321
Mortgage-backed	874,803	886,148	236,316	248,551
Other equity securities	42,664	38,496	37,595	31,123

Total available-for-sale securities	$1,866,314	$1,869,344	$1,284,733	$1,291,797

At March 31, 2012 and December 31, 2011, securities having a carrying value of $1.1 billion, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At March 31, 2012, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011
Balance:
Commercial	$2,544,456	$2,498,313	$1,937,561
Commercial real-estate	3,585,760	3,514,261	3,356,562
Home equity	840,364	862,345	891,332
Residential real-estate	361,327	350,289	344,909
Premium finance receivables - commercial	1,512,630	1,412,454	1,337,851
Premium finance receivables - life insurance	1,693,763	1,695,225	1,539,521
Indirect consumer	67,445	64,545	52,379
Consumer and other	111,639	123,945	101,687

Total loans, net of unearned income, excluding covered loans	$10,717,384	$10,521,377	$9,561,802
Covered loans	691,220	651,368	431,299

Total loans	$11,408,604	$11,172,745	$9,993,101

Mix:
Commercial	22%	22%	19%
Commercial real-estate	32	31	34
Home equity	7	8	9
Residential real-estate	3	3	4
Premium finance receivables - commercial	13	13	13
Premium finance receivables - life insurance	15	15	15
Indirect consumer	1	1	1
Consumer and other	1	1	1

Total loans, net of unearned income, excluding covered loans	94%	94%	96%
Covered loans	6	6	4

Total loans	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $36.8 million at March 31, 2012, and $34.6 million at December 31, 2011 and at March 31, 2011, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions starting in 2010 are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.

Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $12.6 million at March 31, 2012, $12.8 million at December 31, 2011 and $11.5 million at March 31, 2011.

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

Acquired Loan Information at Acquisition — Loans with evidence of credit quality deterioration since origination

As part of our acquisition of a portfolio of life insurance premium finance loans in 2009 as well as the bank acquisitions starting in 2010, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments.

The following table presents the unpaid principal balance and carrying value for loans acquired with evidence of credit quality deterioration since origination:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

Bank acquisitions	849,194	622,859	866,874	596,946
Life insurance premium finance loans acquisition	590,152	560,404	632,878	598,463

For loans acquired with evidence of credit quality deterioration since origination as a result of acquisitions during the three months ended March 31, 2012, the following table provides estimated details on these loans at the date of acquisition:

(Dollars in thousands)	Charter National

Contractually required payments including interest	$40,475
Less: Nonaccretable difference	11,855

Cash flows expected to be collected (1)	28,620
Less: Accretable yield	2,288

Fair value of loans acquired with evidence of credit quality deterioration since origination	$26,332

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

See Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with loans acquired with evidence of credit quality deterioration since origination at March 31, 2012.

Accretable Yield Activity

Changes in expected cash flows may vary from period to period as the Company periodically updates its cash flow model assumptions for loans acquired with evidence of credit quality deterioration since origination. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, include changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions. The following table provides activity for the accretable yield of loans acquired with evidence of credit quality deterioration since origination:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans

Accretable yield, beginning balance	$173,120	$18,861	$39,809	$33,315
Acquisitions	2,288	—	7,107	—
Accretable yield amortized to interest income	(14,892)	(3,737)	(7,072)	(9,052)
Accretable yield amortized to indemnification asset (1)	(21,377)		(7,087)	—
Reclassification from non-accretable difference (2)	41,601	—	48,844	184
Increases in interest cash flows due to payments and changes in interest rates	1,482	724	9,731	1,096

Accretable yield, ending balance	$182,222	$15,848	$91,332	$25,543

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.
(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at March 31, 2012, December 31, 2011 and March 31, 2011:

As of March 31, 2012 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$17,392	$—	$9,210	$24,634	$1,454,783	$1,506,019
Franchise	1,792	—	—	100	167,385	169,277
Mortgage warehouse lines of credit	—	—	—	—	136,438	136,438
Community Advantage - homeowners association	—	—	—	—	75,786	75,786
Aircraft	260	—	428	1,189	18,014	19,891
Asset-based lending	391	—	926	970	472,524	474,811
Municipal	—	—	—	—	76,885	76,885
Leases	—	—	—	11	77,660	77,671
Other	—	—	—	—	1,733	1,733
Purchased non-covered commercial (1)	—	424	1,063	—	4,458	5,945

Total commercial	19,835	424	11,627	26,904	2,485,666	2,544,456

Commercial real-estate:
Residential construction	1,807	—	—	4,469	49,835	56,111
Commercial construction	2,389	—	3,100	—	159,230	164,719
Land	25,306	—	6,606	6,833	145,297	184,042
Office	8,534	—	4,310	5,471	542,393	560,708
Industrial	1,864	—	6,683	10,101	572,255	590,903
Retail	7,323	73	—	8,797	511,884	528,077
Multi-family	3,708	—	1,496	4,691	315,043	324,938
Mixed use and other	11,773	—	17,745	30,689	1,063,733	1,123,940
Purchased non-covered commercial real-estate (1)	—	2,959	301	1,601	47,461	52,322

Total commercial real-estate	62,704	3,032	40,241	72,652	3,407,131	3,585,760

Home equity	12,881	—	2,049	6,576	818,858	840,364
Residential real estate	5,329	—	453	13,530	341,358	360,670
Purchased non-covered residential real estate (1)	—	—	—	—	657	657
Premium finance receivables
Commercial insurance loans	7,650	4,619	3,360	17,612	1,479,389	1,512,630
Life insurance loans	—	—	—	389	1,132,970	1,133,359
Purchased life insurance loans (1)	—	—	—	—	560,404	560,404
Indirect consumer	152	257	53	317	66,666	67,445
Consumer and other	121	—	20	1,601	109,723	111,465
Purchased non-covered consumer and other (1)	—	—	—	—	174	174

Total loans, net of unearned income, excluding covered loans	$108,672	$8,332	$57,803	$139,581	$10,402,996	$10,717,384
Covered loans	—	182,011	20,254	28,249	460,706	691,220

Total loans, net of unearned income	$108,672	$190,343	$78,057	$167,830	$10,863,702	$11,408,604

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2011 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$16,154	$—	$7,496	$15,797	$1,411,004	$1,450,451
Franchise	1,792	—	—	—	140,983	142,775
Mortgage warehouse lines of credit	—	—	—	—	180,450	180,450
Community Advantage - homeowners association	—	—	—	—	77,504	77,504
Aircraft	—	—	709	170	19,518	20,397
Asset-based lending	1,072	—	749	11,026	452,890	465,737
Municipal	—	—	—	—	78,319	78,319
Leases	—	—	—	431	71,703	72,134
Other	—	—	—	—	2,125	2,125
Purchased non-covered commercial (1)	—	589	74	—	7,758	8,421

Total commercial	19,018	589	9,028	27,424	2,442,254	2,498,313

Commercial real-estate
Residential construction	1,993	—	4,982	1,721	57,115	65,811
Commercial construction	2,158	—	—	150	167,568	169,876
Land	31,547	—	4,100	6,772	136,112	178,531
Office	10,614	—	2,622	930	540,280	554,446
Industrial	2,002	—	508	4,863	548,429	555,802
Retail	5,366	—	5,268	8,651	517,444	536,729
Multi-family	4,736	—	3,880	347	305,594	314,557
Mixed use and other	8,092	—	7,163	20,814	1,050,585	1,086,654
Purchased non-covered commercial real-estate (1)	—	2,198	—	252	49,405	51,855

Total commercial real-estate	66,508	2,198	28,523	44,500	3,372,532	3,514,261

Home equity	14,164	—	1,351	3,262	843,568	862,345
Residential real estate	6,619	—	2,343	3,112	337,522	349,596
Purchased non-covered residential real estate (1)	—	—	—	—	693	693
Premium finance receivables
Commercial insurance loans	7,755	5,281	3,850	13,787	1,381,781	1,412,454
Life insurance loans	54	—	—	423	1,096,285	1,096,762
Purchased life insurance loans (1)	—	—	—	—	598,463	598,463
Indirect consumer	138	314	113	551	63,429	64,545
Consumer and other	233	—	170	1,070	122,393	123,866
Purchased non-covered consumer and other (1)	—	—	—	2	77	79

Total loans, net of unearned income, excluding covered loans	$114,489	$8,382	$45,378	$94,131	$10,258,997	$10,521,377
Covered loans	—	174,727	25,507	24,799	426,335	651,368

Total loans, net of unearned income	$114,489	$183,109	$70,885	$118,930	$10,685,332	$11,172,745

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2011 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$24,277	$150	$3,233	$9,201	$1,240,796	$1,277,657
Franchise	1,792	—	—	—	112,584	114,376
Mortgage warehouse lines of credit	—	—	—	—	33,482	33,482
Community Advantage - homeowners association	—	—	—	—	75,948	75,948
Aircraft	74	—	—	—	22,243	22,317
Asset-based lending	—	—	216	2,355	299,328	301,899
Municipal	—	—	—	—	60,376	60,376
Leases	14	—	—	88	51,404	51,506
Other	—	—	—	—	—	—
Purchased non-covered commercial (1)	—	—	—	—	—	—

Total commercial	26,157	150	3,449	11,644	1,896,161	1,937,561

Commercial real-estate
Residential construction	7,891	—	1,057	3,587	78,832	91,367
Commercial construction	1,396	692	2,469	680	116,311	121,548
Land	26,974	—	7,366	12,455	183,419	230,214
Office	17,945	—	1,705	3,059	534,558	557,267
Industrial	1,251	524	1,672	8,499	483,690	495,636
Retail	12,824	—	4,994	5,810	499,486	523,114
Multi-family	5,968	—	1,107	5,059	281,729	293,863
Mixed use and other	19,752	781	7,187	19,835	995,998	1,043,553
Purchased non-covered commercial real-estate (1)	—	—	—	—	—	—

Total commercial real-estate	94,001	1,997	27,557	58,984	3,174,023	3,356,562

Home equity	11,184	—	3,366	6,603	870,179	891,332
Residential real estate	4,909	—	918	5,174	333,908	344,909
Purchased non-covered residential real estate (1)	—	—	—	—	—	—
Premium finance receivables
Commercial insurance loans	9,550	6,319	4,433	14,428	1,303,121	1,337,851
Life insurance loans	342	—	1,130	5,580	857,393	864,445
Purchased life insurance loans (1)	—	—	—	—	675,076	675,076
Indirect consumer	320	310	182	657	50,910	52,379
Consumer and other	147	1	185	394	100,960	101,687
Purchased non-covered consumer and other (1)	—	—	—	—	—	—

Total loans, net of unearned income, excluding covered loans	$146,610	$8,777	$41,220	$103,464	$9,261,731	$9,561,802
Covered loans	—	116,298	5,288	24,855	284,858	431,299

Total loans, net of unearned income	$146,610	$125,075	$46,508	$128,319	$9,546,589	$9,993,101

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at March 31, 2012, December 31, 2011, and March 31, 2011:

	Performing			Non-performing			Total
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011	March 31, 2012	December 31, 2011	March 31, 2011	March 31, 2012	December 31, 2011	March 31, 2011
Loan Balances:
Commercial
Commercial and industrial	$1,488,627	$1,434,297	$1,253,230	$17,392	$16,154	$24,427	$1,506,019	$1,450,451	$1,277,657
Franchise	167,485	140,983	112,584	1,792	1,792	1,792	169,277	142,775	114,376
Mortgage warehouse lines of credit	136,438	180,450	33,482	—	—	—	136,438	180,450	33,482
Community Advantage - homeowners association	75,786	77,504	75,948	—	—	—	75,786	77,504	75,948
Aircraft	19,631	20,397	22,243	260	—	74	19,891	20,397	22,317
Asset-based lending	474,420	464,665	301,899	391	1,072	—	474,811	465,737	301,899
Municipal	76,885	78,319	60,376	—	—	—	76,885	78,319	60,376
Leases	77,671	72,134	51,492	—	—	14	77,671	72,134	51,506
Other	1,733	2,125	—	—	—	—	1,733	2,125	—
Purchased non-covered commercial (1)	5,945	8,421	—	—	—	—	5,945	8,421	—

Total commercial	2,524,621	2,479,295	1,911,254	19,835	19,018	26,307	2,544,456	2,498,313	1,937,561

Commercial real-estate
Residential construction	54,304	63,818	83,476	1,807	1,993	7,891	56,111	65,811	91,367
Commercial construction	162,330	167,718	119,460	2,389	2,158	2,088	164,719	169,876	121,548
Land	158,736	146,984	203,240	25,306	31,547	26,974	184,042	178,531	230,214
Office	552,174	543,832	539,322	8,534	10,614	17,945	560,708	554,446	557,267
Industrial	589,039	553,800	493,861	1,864	2,002	1,775	590,903	555,802	495,636
Retail	520,681	531,363	510,290	7,396	5,366	12,824	528,077	536,729	523,114
Multi-family	321,230	309,821	287,895	3,708	4,736	5,968	324,938	314,557	293,863
Mixed use and other	1,112,167	1,078,562	1,023,020	11,773	8,092	20,533	1,123,940	1,086,654	1,043,553

Purchased non-covered commercial real-estate (1)	52,322	51,855	—	—	—	—	52,322	51,855	—

Total commercial real-estate	3,522,983	3,447,753	3,260,564	62,777	66,508	95,998	3,585,760	3,514,261	3,356,562

Home equity	827,483	848,181	880,148	12,881	14,164	11,184	840,364	862,345	891,332
Residential real estate	355,341	342,977	340,000	5,329	6,619	4,909	360,670	349,596	344,909
Purchased non-covered residential real estate (1)	657	693	—	—	—	—	657	693	—
Premium finance receivables
Commercial insurance loans	1,500,361	1,399,418	1,321,982	12,269	13,036	15,869	1,512,630	1,412,454	1,337,851
Life insurance loans	1,133,359	1,096,708	864,103	—	54	342	1,133,359	1,096,762	864,445
Purchased life insurance loans (1)	560,404	598,463	675,076	—	—	—	560,404	598,463	675,076
Indirect consumer	67,036	64,093	51,749	409	452	630	67,445	64,545	52,379
Consumer and other	111,344	123,633	101,539	121	233	148	111,465	123,866	101,687
Purchased non-covered consumer and other (1)	174	79	—	—	—	—	174	79	—

Total loans, net of unearned income, excluding covered loans	$10,603,763	$10,401,293	$9,406,415	$113,621	$120,084	$155,387	$10,717,384	$10,521,377	$9,561,802

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months ended March 31, 2012 and 2011 is as follows:

	2,509,353	2,509,353	2,509,353	2,509,353	2,509,353	2,509,353	2,509,353	2,509,353
Three Months Ended March 31, 2012								Total,
(Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Excluding Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Other adjustments	$(3)	$(222)	$1	$(14)	$—	$—	$—	(238)
Reclassification to/from allowance for unfunded lending-related commitments	45	107	—	—	—	—	—	152

Charge-offs	(3,262)	(8,229)	(2,590)	(175)	(850)	(51)	(310)	(15,467)
Recoveries	257	131	162	2	298	30	161	1,041
Provision for credit losses	4,945	5,760	2,635	710	1,446	19	(361)	15,154

Allowance for loan losses at period end	$33,219	$53,952	$7,920	$5,551	$8,108	$643	$1,630	$111,023

Allowance for unfunded lending-related commitments at period end	$—	$13,078	$—	$—	$—	$—	$—	$13,078

Allowance for credit losses at period end	$33,219	$67,030	$7,920	$5,551	$8,108	$643	$1,630	$124,101

Individually evaluated for impairment	3,705	25,336	3,056	1,362	—	7	1	33,467

Collectively evaluated for impairment	29,514	41,694	4,864	4,189	8,108	636	1,629	90,634

Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Loans at period end
Individually evaluated for impairment	$29,158	$197,221	$14,495	$10,791	$—	$77	$221	$251,963
Collectively evaluated for impairment	2,509,353	3,336,217	825,869	349,879	2,645,989	67,368	111,244	9,845,919
Loans acquired with deteriorated credit quality	5,945	52,322	—	657	560,404	—	174	619,502

	$2,509,353	$2,509,353	$2,509,353	$2,509,353	$2,509,353	$2,509,353	$2,509,353	$2,509,353
Three Months Ended March 31, 2011								Total,
(Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Excluding Covered Loans

Allowance for credit losses
Allowance for loan losses at beginning of period	$31,777	$62,618	$6,213	$5,107	$6,319	$526	$1,343	$113,903
Reclassification to/from allowance for unfunded lending-related commitments	—	2,116	—	—	—	—	—	2,116

Charge-offs	(9,140)	(13,342)	(773)	(1,275)	(1,537)	(120)	(160)	(26,347)
Recoveries	266	338	8	2	268	66	53	1,001
Provision for credit losses	5,203	14,390	1,018	1,884	1,640	85	156	24,376

Allowance for loan losses at period end	$28,106	$66,120	$6,466	$5,718	$6,690	$557	$1,392	$115,049

Allowance for unfunded lending-related commitments at period end	$—	$2,018	$—	$—	$—	$—	$—	$2,018

Allowance for credit losses at period end	$28,106	$68,138	$6,466	$5,718	$6,690	$557	$1,392	$117,067

Individually evaluated for impairment	$5,280	$20,123	$1,446	$258	$—	$11	$3	$27,121

Collectively evaluated for impairment	$22,826	$48,015	$5,020	$5,460	$6,690	$546	$1,389	$89,946

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans at period end
Individually evaluated for impairment	$38,777	$149,203	$11,184	$4,114	$—	$111	$147	$203,536
Collectively evaluated for impairment	1,898,784	3,207,359	880,148	340,795	2,202,296	52,268	101,540	8,683,190
Loans acquired with deteriorated credit quality	—	—	—	—	675,076	—	—	675,076

A summary of activity in the allowance for covered loan losses for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011

Balance at beginning of period	$12,977	$—
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	11,229	4,844
Benefit attributable to FDIC loss share agreements	(8,983)	(3,876)

Net provision for covered loan losses	2,246	968
Increase in FDIC indemnification asset	8,983	3,876
Loans charged-off	(6,523)	—
Recoveries of loans charged-off	52	—

Net charge-offs	(6,471)	—

Balance at end of period	$17,735	$4,844

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for covered loan losses, will increase the FDIC indemnification asset. The allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses related to covered loans is reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the loss share assets. Additions to expected losses will require an increase to the allowance for covered loan losses, and a corresponding increase to the FDIC indemnification asset. See “FDIC-Assisted Transactions” within Note 3 – Business Combinations for more detail.

Impaired Loans

A summary of impaired loans, including restructured loans, is as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$137,805	$115,779	$99,735
Impaired loans with no allowance for loan loss required	114,158	110,759	103,801

Total impaired loans (2)	$251,963	$226,538	$203,536

Allowance for loan losses related to impaired loans	$20,989	$21,488	$25,615

Restructured loans	$165,046	$130,518	$96,569

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.
(2)	Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

	As of March 31, 2012			For the Three Months Ended March 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$8,610	$10,151	$3,270	$9,121	$145
Franchise	1,792	1,792	394	1,792	31
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	258	258	41	266	3
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,807	1,882	390	1,807	24
Commercial construction	4,632	4,632	989	4,572	55
Land	49,766	53,325	4,785	50,889	584
Office	7,974	8,819	2,357	7,857	123
Industrial	460	487	62	467	6
Retail	23,312	23,337	701	22,861	244
Multi-family	6,532	6,532	1,504	6,511	81
Mixed use and other	18,473	19,324	2,070	18,452	224
Home equity	8,409	8,976	3,056	8,480	116
Residential real estate	5,737	6,156	1,362	5,722	48
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	29	29	7	30	1
Consumer and other	14	15	1	15	1
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$18,105	$21,708	$—	$16,614	$226
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	260	260	—	260	5
Asset-based lending	133	1,452	—	622	19
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,031	3,102	—	2,847	27
Commercial construction	9,788	9,788	—	9,790	96
Land	14,649	16,952	—	14,720	196
Office	10,187	11,875	—	10,499	128
Industrial	3,827	4,051	—	3,848	49
Retail	14,421	14,562	—	14,535	191
Multi-family	1,916	1,916	—	1,919	25
Mixed use and other	26,446	28,934	—	27,202	374
Home equity	6,086	7,441	—	6,539	72
Residential real estate	5,054	5,818	—	5,056	52
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	48	60	—	51	1
Consumer and other	207	208	—	208	2

Total loans, net of unearned income, excluding covered loans	$251,963	$273,842	$20,989	$253,552	$3,149

	As of December 31, 2011			For the Twelve Months Ended December 31, 2011
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,743	$9,083	$2,506	$9,113	$510
Franchise	1,792	1,792	394	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	785	1,452	178	1,360	81
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,993	2,068	374	1,993	122
Commercial construction	3,779	3,779	952	3,802	187
Land	27,657	29,602	6,253	29,085	1,528
Office	11,673	13,110	2,873	13,209	709
Industrial	663	676	159	676	46
Retail	13,728	13,732	480	13,300	504
Multi-family	7,149	7,155	1,892	7,216	330
Mixed use and other	20,386	21,337	1,447	21,675	1,027
Home equity	11,828	12,600	2,963	12,318	652
Residential real estate	6,478	6,681	992	6,535	220
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	31	32	5	33	3
Consumer and other	94	95	20	99	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,680	$20,365	$—	$21,841	$1,068
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	287	287	—	483	25
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,284	4,338	—	4,189	175
Commercial construction	9,792	9,792	—	10,249	426
Land	15,991	23,097	—	19,139	1,348
Office	9,162	11,421	—	11,235	550
Industrial	4,569	4,780	—	4,750	198
Retail	15,841	15,845	—	15,846	815
Multi-family	2,347	3,040	—	3,026	127
Mixed use and other	22,359	25,015	—	24,370	1,297
Home equity	3,950	4,707	—	4,784	184
Residential real estate	4,314	5,153	—	4,734	191
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	44	55	—	56	6
Consumer and other	139	141	—	146	12

Total loans, net of unearned income, excluding covered loans	$226,538	$251,230	$21,488	$247,054	$12,470

	As of March 31, 2011			For the Three Months Ended March 31, 2011
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$21,700	$28,641	$5,192	$14,678	$267
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	74	74	74	153	2
Asset-based lending	—	—	—	—	—
Municipal	—	—	—	—	—
Leases	14	14	14	15	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,832	5,748	675	4,834	129
Commercial construction	1,396	1,820	108	1,714	25
Land	20,239	22,467	4,004	20,606	344
Office	14,493	14,511	4,723	14,501	224
Industrial	469	472	143	470	6
Retail	11,081	11,585	3,038	11,067	161
Multi-family	5,968	6,824	2,808	5,993	83
Mixed use and other	12,231	13,471	3,118	12,606	239
Home equity	6,135	6,342	1,446	6,161	72
Residential real estate	1,068	1,068	258	1,068	16
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	28	28	11	28	—
Consumer and other	7	8	3	7	—
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$15,197	$19,477	$—	$16,600	$212
Franchise	1,792	1,792	—	1,792	30
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage - homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	6,519	6,660	—	6,557	70
Commercial construction	377	377	—	377	4
Land	26,321	37,133	—	27,027	477
Office	12,334	14,843	—	13,716	182
Industrial	7,155	7,626	—	7,511	111
Retail	8,290	10,609	—	10,006	143
Multi-family	856	856	—	856	10
Mixed use and other	16,642	19,990	—	18,387	290
Home equity	5,049	5,476	—	5,339	71
Residential real estate	3,046	3,046	—	3,047	38
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	82	91	—	84	2
Consumer and other	141	141	—	143	3

Total impaired loans, net of unearned income, excluding covered loans	$203,536	$241,190	$25,615	$205,343	$3,211

Restructured Loans

At March 31, 2012, the Company had $165.0 million in loans with modified terms. The $165.0 million in modified loans represents 182 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

The Company’s approach to restructuring loans, excluding those acquired with evidence of credit quality deterioration since origination, is built on its credit risk rating system which requires credit management personnel to assign a credit risk rating to each loan. In each case, the loan officer is responsible for recommending a credit risk rating for each loan and ensuring the credit risk ratings are appropriate. These credit risk ratings are then reviewed and approved by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company’s credit risk rating scale is one through ten with higher scores indicating higher risk. In the case of loans rated six or worse following modification, the Company’s Managed Assets Division evaluates the loan and the credit risk rating and determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms and is supported by a current, well-documented credit assessment of the borrower’s financial condition and prospects for repayment under the revised terms.

A modification of a loan, excluding those acquired with evidence of credit quality deterioration since origination, with an existing credit risk rating of six or worse or a modification of any other credit which will result in a restructured credit risk rating of six or worse, must be reviewed for possible TDR classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of these loans is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan, excluding those acquired with evidence of credit quality deterioration since origination, where the credit risk rating is five or better both before and after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is five or better are not experiencing financial difficulties and therefore, are not considered TDRs.

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

Each restructured loan was reviewed for impairment at March 31, 2012 and approximately $2.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2012 and 2011, respectively, which represent troubled debt restructurings:

Three months ended March 31, 2012	Total (1)		Extension at Below Market Terms		Reduction of Interest Rate		Modification to Interest- only Payments		Forgiveness of Debt
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	3	$118	1	$14	—	$—	2	$104	—	$—
Commercial real-estate
Commercial construction	2	622	2	622	2	622	2	622	—	—
Land	14	27,992	14	27,992	12	27,004	11	22,954	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	5	8,633	5	8,633	5	8,633	4	8,244	—	—
Mixed use and other	3	1,272	3	1,272	2	1,212	2	1,129	—	—
Residential real estate and other	4	1,046	3	927	1	118	2	844	—	—

Total loans	31	$39,683	28	$39,460	22	$37,589	23	$33,897	—	$—

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

Three months ended March 31, 2011	Total (1)		Extension at Below Market Terms		Reduction of Interest Rate		Modification to Interest- only Payments		Forgiveness of Debt
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	7	$1,685	5	$1,551	4	$582	4	$582	2	$135
Commercial real-estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	1	1,511	1	1,511	—	—	—	—	—	—
Office	3	2,469	2	2,078	1	390	1	1,295	—	—
Industrial	2	3,223	2	3,223	1	1,384	1	1,384	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	284	1	284	1	284	—	—	—	—
Residential real estate and other	1	187	—	—	1	187	1	187	—	—

Total loans	15	$9,359	11	$8,647	8	$2,827	7	$3,448	2	$135

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

During the three months ended March 31, 2012, 31 loans totaling $39.7 million, were determined to be troubled debt restructurings, compared to 15 loans totaling $9.4 million, in the same period of 2011. Of these loans extended at below market terms, the weighted average extension had a term of approximately seven months during the first three months of 2012 compared to eight months for the first three months of 2011. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 162 basis points and 286 basis points during the three months ending March 31, 2012 and 2011, respectively. Interest-only payment terms were approximately four months and ten months during the three months ending March 31, 2012 and 2011, respectively. Additionally, no principal balances were forgiven during the first quarter of 2012, compared to $67,000 forgiven during the first quarter of 2011.

The following table presents a summary of all loans restructured during the twelve months ended March 31, 2012 and 2011, which were in payment default under the restructured terms during the respective periods below:

	As of March 31, 2012		Three Months Ended March 31, 2012		As of March 31, 2011		Three Months Ended March 31, 2011
	Total (1)		Payments in Default (2)		Total (1)		Payments in Default (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	20	$5,388	6	$664	38	$15,222	13	$4,230
Commercial real-estate
Residential construction	1	1,105	—	—	—	—	—	—
Commercial construction	10	12,762	1	467	3	2,006	1	981
Land	20	34,452	2	1,430	7	7,155	1	347
Office	6	6,401	2	421	8	10,402	1	1,660
Industrial	3	2,110	—	—	4	6,373	—	—
Retail	19	27,746	3	4,299	8	7,249	3	3,141
Multi-family	6	4,414	—	—	4	3,277	1	633
Mixed use and other	35	29,696	7	6,522	17	14,758	3	2,087
Residential real estate and other	19	6,777	3	721	4	1,527	2	450

Total loans	139	$130,851	24	$14,524	93	$67,969	25	$13,529

(1)	Total restructured loans represent all loans restructured during the previous twelve months from the date indicated.
(2)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(8) Loan Securitization

During the third quarter of 2009, the Company entered into a revolving period securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables – commercial were transferred to FIFC Premium Funding, LLC (the “securitization entity”). Principal collections on loans in the securitization entity were used to acquire and transfer additional loans into the securitization entity during the stated revolving period. As of December 31, 2011, the stated revolving period ended and the majority of collections are now being accumulated to pay off the issued instruments as scheduled. Additionally, upon the occurrence of certain events established in the representations and warranties, FIFC may be required to repurchase ineligible loans that were transferred to the entity. The Company’s primary continuing involvement includes servicing the loans, retaining an undivided interest (the “seller’s interest”) in the loans, and holding certain retained interests.

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

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011
Cash collateral accounts	$2,017	$4,427	$1,759
Collections and interest funding accounts	527,401	268,165	33,871

Interest-bearing deposits with banks - restricted for securitization investors	$529,418	$272,592	$35,630

Loans, net of unearned income - restricted for securitization investors	$156,793	$412,988	$649,958
Allowance for loan losses	(661)	(1,456)	(2,165)

Net loans - restricted for securitization investors	$156,132	$411,532	$647,793

Other assets	2,045	2,319	2,457

Total assets	$687,595	$686,443	$685,880

Secured borrowings - owed to securitization investors	$600,000	$600,000	$600,000
Other liabilities	1,187	2,821	4,445

Total liabilities	$601,187	$602,821	$604,445

During the first quarter of 2012, the Company purchased $172.0 million of the $600 million Notes in the open market and incurred $848,000 in debt defeasance costs. This defeasance of debt effectively reduced the outstanding Notes, on a consolidated basis, to $428.0 million as reflected on the Company’s Consolidated Statements of Condition as secured borrowings owed to securitization investors. The table above details the securitization entity’s assets and liabilities on a stand-alone basis.

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables - commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. As of March 31, 2012, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.

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

(9) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

	January 1,	Goodwill	Impairment	March 31,
(Dollars in thousands)	2012	Acquired	Loss	2012
Community banking	$259,336	$—	$—	$259,336
Specialty finance	16,095	—	—	16,095
Wealth management	30,037	1,827	—	31,864

Total	$305,468	$1,827	$—	$307,295

The Wealth management segment’s goodwill increased $1.8 million in 2012 as a result of the acquisition of the trust business of Suburban Bank and Trust.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of March 31, 2012 is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(510)	(460)	(306)

Net carrying amount	$1,290	$1,340	$1,494

Community banking segment:
Core deposit intangibles:
Gross carrying amount	$36,053	$35,587	$29,772
Accumulated amortization	(22,347)	(21,457)	(19,210)

Net carrying amount	$13,706	$14,130	$10,562

Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,390	$6,790	$—
Accumulated amortization	(285)	(190)	—

Net carrying amount	$7,105	$6,600	$—

Total other intangible assets, net	$22,101	$22,070	$12,056

Estimated amortization
Actual in three months ended March 31, 2012	$1,049
Estimated remaining in 2012	3,158
Estimated - 2013	3,997
Estimated - 2014	3,511
Estimated - 2015	2,017
Estimated - 2016	1,496

The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.

The increase in core deposit intangibles from 2011 was related to the FDIC-assisted acquisition of Charter National in the first quarter of 2012. The core deposit intangible recognized in connection with the Company’s acquisition is being amortized over a ten-year period on an accelerated basis.

The increase in intangibles within the Wealth management segment was related to the Company’s acquisition of the trust business of Suburban Bank and Trust during the first quarter of 2012. The customer list intangible recognized in connection with the Company’s acquisition is being amortized over a ten-year period on a straight-line basis.

Total amortization expense associated with finite-lived intangibles totaled approximately $1.0 million and $689,000 for the three months ended March 31, 2012 and 2011, respectively.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011
Balance:
Non-interest bearing	$1,901,753	$1,785,433	$1,279,256
NOW	1,756,313	1,698,778	1,526,955
Wealth management deposits	933,609	788,311	659,194
Money market	2,306,726	2,263,253	1,844,416
Savings	943,066	888,592	749,681
Time certificates of deposit	4,824,386	4,882,900	4,855,667

Total deposits	$12,665,853	$12,307,267	$10,915,169

Mix:
Non-interest bearing	15%	15%	12%
NOW	14	14	14
Wealth management deposits	7	6	6
Money market	18	18	17
Savings	8	7	7
Time certificates of deposit	38	40	44

Total deposits	100%	100%	100%

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

(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes

The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2012	2011	2011
Notes payable	$52,639	$52,822	$1,000
Federal Home Loan Bank advances	466,391	474,481	423,500

Other borrowings:
Securities sold under repurchase agreements	384,046	413,333	209,911
Other	26,991	30,420	40,121

Total other borrowings	411,037	443,753	250,032

Secured borrowings - owed to securitization investors	428,000	600,000	600,000
Subordinated notes	35,000	35,000	50,000

Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings, and subordinated notes	$1,393,067	$1,606,056	$1,324,532

At March 31, 2012, the Company had notes payable of $52.6 million. The Company had a $51.0 million outstanding balance of notes payable, with an interest rate of 4.50%, under a $76.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $75.0 million revolving credit facility, maturing on October 26, 2012, and a $1.0 million term loan maturing on June 1, 2015. The Agreement was amended on October 28, 2011, effectively extending the maturity date on the revolving credit facility from October 28, 2011 to October 26, 2012 and increasing the availability under the credit facility from $50.0 million to $75.0 million. At March 31, 2012, $50.0 million were outstanding on the $75.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points. A commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.

Borrowings under the Agreement are secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2012, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

As a result of the acquisition of Great Lakes Advisors, the Company assumed an unsecured promissory note to a Great Lakes Advisor shareholder (“Promissory Note”) with an outstanding balance of $1.6 million as of March 31, 2012. Under the Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points. As of March 31, 2012, the current interest rate was 1.25%.

Federal Home Loan Bank advances consist of fixed rate obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. In order to achieve lower interest rates and to extend maturities, the Company restructured $292.5 million of FHLB advances, paying $22.4 million in prepayment fees, in the first quarter of 2012. The Company did not restructure any FHLB advances in 2011. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method.

At March 31, 2012 securities sold under repurchase agreements represent $81.6 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $302.5 million of short-term borrowings from brokers. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.

Other borrowings at March 31, 2012 and 2011 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of Tangible Equity Units (TEUs) in December 2010. These junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. See Note 17 – Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs.

During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables - commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The QSPE issued $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under TALF. During the first quarter of 2012, the Company purchased $172.0 million of the Notes in the open market effectively deafeasing a portion of the Notes. This defeasance of debt effectively reduced the outstanding Notes to $428.0 million as reflected on the Company’s Consolidated Statements of Condition as secured borrowings owed to securitization investors. See Note 8 — Loan Securitization, for more information on the QSPE.

The subordinated notes represent three notes, issued in October 2002, April 2003 and October 2005 (funded in May 2006). The balances of the notes as of March 31, 2012 were $5.0 million, $10.0 million and $20.0 million, respectively. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated notes at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.

(12) Junior Subordinated Debentures

As of March 31, 2012, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2012. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2012	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.82%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.27%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	3.07%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.42%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.92%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	L+1.63	2.10%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.55%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.55%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.47%	05/2004	05/2034	05/2009

Total			$249,493		2.67%

The junior subordinated debentures totaled $249.5 million at March 31, 2012, December 31, 2011 and March 31, 2011.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, previously fixed at 6.84%, changed to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At March 31, 2012, the weighted average contractual interest rate on the junior subordinated debentures was 2.67%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of March 31, 2012, was 4.95%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At March 31, 2012, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

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

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are generally the same as those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2011 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Intersegment revenue and transfers are generally accounted for at current market prices. The parent and intersegment eliminations reflected parent company information and intersegment eliminations.

The following is a summary of certain operating information for reportable segments:

	Three Months Ended
	March 31,		$ Change in	% Change in
(Dollars in thousands)	2012	2011	Contribution	Contribution
Net interest income:
Community banking	$121,134	$101,231	$19,903	20%
Specialty finance	28,191	28,032	159	1
Wealth management	1,724	2,553	(829)	(32)
Parent and inter-segment eliminations	(25,154)	(22,202)	(2,952)	(13)

Total net interest income	$125,895	$109,614	$16,281	15%

Non-interest income:
Community banking	$31,786	$28,491	$3,295	12%
Specialty finance	766	717	49	7
Wealth management	15,237	12,998	2,239	17
Parent and inter-segment eliminations	(766)	(1,319)	553	(42)

Total non-interest income	$47,023	$40,887	$6,136	15%

Net revenue:
Community banking	$152,920	$129,722	$23,198	18%
Specialty finance	28,957	28,749	208	1
Wealth management	16,961	15,551	1,410	9
Parent and inter-segment eliminations	(25,920)	(23,521)	(2,399)	(10)

Total net revenue	$172,918	$150,501	$22,417	15%

Segment profit (loss):
Community banking	$26,975	$17,641	$9,334	53%
Specialty finance	12,465	12,552	(87)	(1)
Wealth management	1,496	1,723	(227)	(13)
Parent and inter-segment eliminations	(17,726)	(15,514)	(2,212)	(14)

Total segment profit (loss)	$23,210	$16,402	$6,808	42%

Segment assets:
Community banking	$15,640,198	$13,265,554	$2,374,644	18%
Specialty finance	3,387,001	3,038,179	348,822	11
Wealth management	95,275	63,128	32,147	51
Parent and inter-segment eliminations	(2,950,456)	(2,272,567)	(677,889)	(30)

Total segment assets	$16,172,018	$14,094,294	$2,077,724	15%

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of March 31, 2012 and 2011:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	Balance Sheet Location	March 31, 2012	March 31, 2011	Balance Sheet Location	March 31, 2012	March 31, 2011
Derivatives designated as hedging instruments under ASC 815:

Interest rate derivatives designated as Cash Flow Hedges	Other assets	$61	$—	Other liabilities	$10,178	$10,977

Derivatives not designed as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	34,966	12,361	Other liabilities	34,706	12,828
Interest rate lock commitments	Other assets	3,789	1,961	Other liabilities	368	567
Forward commitments to sell mortgage loans	Other assets	404	583	Other liabilities	1,112	1,705

Total derivatives not designated as hedging instruments under ASC 815		$39,159	$14,905		$36,186	$15,100

Total derivatives		$39,220	$14,905		$46,364	$26,077

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of payments at the end of each period in which the interest rate specified in the contract exceed the agreed upon strike price. As of March 31, 2012, the Company had four interest rate swaps and two interest rate caps with an aggregate notional amount of $225 million that were designated as cash flow hedges of interest rate risk. The table below provides details on each of these cash flow hedges as of March 31, 2012:

	March 31, 2012
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Gain (Loss)
Interest Rate Swaps:
September 2013	50,000	(3,500)
September 2013	40,000	(2,878)
September 2016	50,000	(2,500)
October 2016	25,000	(1,300)

Total Interest Rate Swaps	165,000	(10,178)

Interest Rate Caps:
September 2014	20,000	20
September 2014	40,000	41

Total Interest Rate Caps	60,000	61

Total Cash Flow Hedges	$225,000	$(10,117)

Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the consolidated statements of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three months ended March 31, 2012 or March 31, 2011. The Company uses the hypothetical derivative method to assess and measure effectiveness.

A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011

Unrealized loss at beginning of period	$(11,633)	$(13,323)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	1,410	2,172
Amount of loss recognized in other comprehensive income	(614)	(51)

Unrealized loss at end of period	$(10,837)	$(11,202)

As of March 31, 2012, the Company estimates that during the next twelve months, $5.8 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.

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

Interest Rate Derivatives — The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2012, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $1.6 billion (all interest rate swaps) related to this program. These interest rate derivatives had maturity dates ranging from April 2012 to January 2033.

Mortgage Banking Derivatives — These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2012, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $675.4 million. At March 31, 2012, the Company had interest rate lock commitments with an aggregate notional amount of approximately $358.5 million. Additionally, the Company’s total mortgage loans held-for-sale at March 31, 2012 was $350.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Other Derivatives — Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2012, December 31, 2011 or March 31, 2011.

Amounts included in the consolidated statements of income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended March 31,
Derivative	Location in income statement	2012	2011
Interest rate swaps and floors	Other income	$151	$(534)
Mortgage banking derivatives	Mortgage banking revenue	1,347	(1,343)
Covered call options	Other income	3,123	2,470

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2012, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $46.1 million. As of March 31, 2012 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $7.1 million of cash and $29.4 million of securities. If the Company had breached any of these provisions at March 31, 2012 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The Company’s Investment Operations Department is responsible for the valuation of Level 3 available-for-sale securities. The methodology and variables used as inputs in pricing Level 3 securities are derived from a combination of observable and unobservable inputs. The unobservable inputs are determined through internal assumptions that may vary from period to period due to external factors, such as market movement and credit rating adjustments.

At March 31, 2012, the Company classified $25.5 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the first quarter of 2012, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2012 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

At March 31, 2012, the Company held $21.2 million of other equity securities classified as Level 3. The securities in Level 3 are comprised entirely of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At March 31, 2012, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.89%-2.23% with an average of 2.09% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.

Mortgage loans held-for-sale — Mortgage loans originated by Wintrust Mortgage are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Mortgage servicing rights — Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At March 31, 2012, the Company classified $7.2 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at March 31, 2012 was 10.26% with discounts applied ranging from 10%-13.5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 16%-24% or a weighted average prepayment speed of 18.99% used as an input to value the pool of mortgage servicing rights at March 31, 2012. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.

Derivative instruments — The Company’s derivative instruments include interest rate swaps and caps, commitments to fund mortgages for sale into the secondary market (interest rate locks) and forward commitments to end investors for the sale of mortgage loans. Interest rate swaps and caps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The fair value for mortgage derivatives is based on changes in mortgage rates from the date of the commitments. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election in the first quarter of 2012 to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Nonqualified deferred compensation assets — The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$23,189	$—	$23,189	$—
U.S. Government agencies	682,780	—	682,780	—
Municipal	69,915	—	44,380	25,535
Corporate notes and other	168,816	—	168,816	—
Mortgage-backed	886,148	—	886,148	—
Equity securities	38,496	—	17,272	21,224
Trading account securities	1,140	—	1,140	—
Mortgage loans held-for-sale	339,600	—	339,600	—
Mortgage servicing rights	7,201	—	—	7,201
Nonqualified deferred compensations assets	5,315	—	5,315	—
Derivative assets	39,220	—	39,220	—

Total	$2,261,820	$—	$2,207,860	$53,960

Derivative liabilities	$46,364	$—	$46,364	$—

	March 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$96,160	$—	$96,160	$—
U.S. Government agencies	795,854	—	795,854	—
Municipal	48,406	—	32,812	15,594
Corporate notes and other	235,573	—	225,860	9,713
Mortgage-backed	493,943	—	491,220	2,723
Equity securities	40,385	—	11,640	28,745
Trading account securities	2,229	—	1,589	640
Mortgage loans held-for-sale	92,151	—	92,151	—
Mortgage servicing rights	9,448	—	—	9,448
Nonqualified deferred compensations assets	3,845	—	3,845	—
Derivative assets	14,905	—	14,905	—

Total	$1,832,899	$—	$1,766,036	$66,863

Derivative liabilities	$26,077	$—	$26,077	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2012 and 2011 for mortgage loans held-for-sale measured at fair value was $329.9 million and $92.1 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $339.6 million and $92.2 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of March 31, 2012 and 2011.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2012 are summarized as follows:

(Dollars in thousands)	Municipal	Equity securities	Mortgage servicing rights
Balance at December 31, 2011	$24,211	$18,971	$6,700
Total net gains (losses) included in:
Net income (1)	—	—	501
Other comprehensive income	2	2,253	—
Purchases	3,840	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(116)	—	—
Net transfers into/(out of) Level 3 (2)	(2,402)	—	—

Balance at March 31, 2012	$25,535	$21,224	$7,201

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
(2)	During the first quarter of 2012, one municipal security was transferred out of Level 3 into Level 2 as observable market information was available that market participants would use in pricing these securities. Transfers out of Level 3 are recognized at the end of the reporting period.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011 are summarized as follows:

(Dollars in thousands)	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights
Balance at December 31, 2010	$16,416	$9,841	$2,460	$28,672	$4,372	$8,762
Total net gains (losses) included in:
Net income (1)	—	(128)	(14)	—	—	686
Other comprehensive income	—	—	—	73	—	—
Purchases	3,957	—	277	—	—	—
Issuances	—	—	—	—	—	—
Sales	(4,779)	—	—	—	(3,732)	—
Settlements	—	—	—	—	—	—
Net transfers into/(out of) Level 3	—	—	—	—	—	—

Balance at March 31, 2011	$15,594	$9,713	$2,723	$28,745	$640	$9,448

(1)	Income for Corporate notes, other debt and mortgage-backed is recognized as a component of interest income on securities. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2012.

	March 31, 2012				Three Months Ended March 31, 2012 Fair Value Losses
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Recognized
Impaired loans - collateral based	$165,604	$—	$—	$165,604	$5,965
Other real estate owned	76,236	—	—	76,236	7,328
Mortgage loans held-for-sale, at lower of cost or market	10,728	—	10,728	—	—

Total	$252,568	$—	$10,728	$241,840	$13,293

Impaired loans — A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. A loan restructured in a troubled debt restructuring is an impaired loan according to applicable accounting guidance. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs, are generally used on real estate collateral-dependent impaired loans.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At March 31, 2012, the Company had $252.0 million of impaired loans classified as Level 3. Of the $252.0 million of impaired loans, $165.6 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $86.4 million were valued based on discounted cash flows in accordance with ASC 310.

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

Similar to impaired loans, the Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for other real estate owned. At March 31, 2012, the Company had $76.2 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The impairment adjustments applied to other real estate owned range from 0%-60% of the carrying value at March 31, 2012, with a weighted average input of 9.3%. An increased impairment adjustment applied to the carrying value results in a decreased valuation.

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

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2012		At December 31, 2011
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$160,602	$160,602	$169,704	$169,704
Interest bearing deposits with banks	900,755	900,755	749,287	749,287
Available-for-sale securities	1,869,344	1,869,344	1,291,797	1,291,797
Trading account securities	1,140	1,140	2,490	2,490
Brokerage customer receivables	31,085	31,085	27,925	27,925
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	88,216	88,216	100,434	100,434
Mortgage loans held-for-sale, at fair value	339,600	339,600	306,838	306,838
Mortgage loans held-for-sale, at lower of cost or market	10,728	10,905	13,686	13,897
Total loans	11,408,604	11,798,811	11,172,745	11,590,729
Mortgage servicing rights	7,201	7,201	6,700	6,700
Nonqualified deferred compensation assets	5,315	5,315	4,299	4,299
Derivative assets	39,220	39,220	38,607	38,607
FDIC indemnification asset	263,212	263,212	344,251	344,251
Accrued interest receivable and other	153,755	153,755	147,207	147,207

Total financial assets	$15,278,777	$15,669,161	$14,375,970	$14,794,165

Financial Liabilities
Non-maturity deposits	$7,841,467	7,841,467	$7,424,367	$7,424,367
Deposits with stated maturities	4,824,386	4,859,697	4,882,900	4,917,740
Notes payable	52,639	52,639	52,822	52,822
Federal Home Loan Bank advances	466,391	498,504	474,481	507,368
Subordinated notes	35,000	35,000	35,000	35,000
Other borrowings	411,037	411,037	443,753	443,753
Secured borrowings - owed to securitization investors	428,000	430,044	600,000	603,294
Junior subordinated debentures	249,493	177,355	249,493	185,199
Derivative liabilities	46,364	46,364	50,081	50,081
Accrued interest payable and other	11,531	11,531	12,952	12,952

Total financial liabilities	$14,366,308	$14,363,638	$14,225,849	$14,232,576

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, FDIC indemnification asset, accrued interest receivable and accrued interest payable, non-maturity deposits, notes payable, subordinated notes and other borrowings.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments that were not previously disclosed.

Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type such as commercial, residential real estate, etc. Each category is further segmented by interest rate type (fixed and variable) and term. For variable-rate loans that reprice frequently, estimated fair values are based on carrying values. The fair value of residential loans is based on secondary market sources for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for other fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the allowance for loan losses, which is believed to represent the current fair value of probable incurred losses for purposes of the fair value calculation. In accordance with ASC 820, the Company has categorized loans as a Level 3 fair value measurement.

Deposits with stated maturities. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently in effect for deposits of similar remaining maturities. In accordance with ASC 820, the Company has categorized deposits with stated maturities as a Level 3 fair value measurement.

Federal Home Loan Bank advances. The fair value of Federal Home Loan Bank advances is obtained from the Federal Home Loan Bank which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. In accordance with ASC 820, the Company has categorized Federal Home Loan Bank advances as a Level 3 fair value measurement.

Secured borrowings – owed to securitization investors. The fair value of secured borrowings – owed to securitization investors is based on the discounted value of expected cash flows. In accordance with ASC 820, the Company has categorized secured borrowings – owed to securitization investors as a Level 3 fair value measurement.

Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows. In accordance with ASC 820, the Company has categorized junior subordinated debentures as a Level 3 fair value measurement.

(16) Stock-Based Compensation Plans

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of March 31, 2012, assuming all performance-based shares will be exercised at the maximum levels, 1,339,702 shares were available for future grants. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.

The Company historically awarded stock-based compensation in the form of nonqualified stock options and time-vested restricted share awards (“restricted shares”.) In general, the grants of options provide for the purchase shares of Wintrust’s common stock at the fair market value of the stock on the date the options are granted. Options under the 2007 Plan generally vest ratably periods over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of ten years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

In August 2011, awards were granted to key employees under a Long-Term Incentive Program (“LTIP”) administered under the 2007 Plan. The LTIP was designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. The target awards include three components – time vested nonqualified stock options, performance-vested stock awards and performance-vested cash awards. The first grant of these awards was made in August 2011 and a second grant was made in January 2012. It is anticipated that awards will be granted annually. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. The performance stock awards and performance cash awards are measured based on the achievement of pre-established targets at the end of the performance period, which will generally be three years from the date of grant. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target award. The first grant of these awards, made in August 2011, has a final performance measurement date of December 31, 2013, resulting in an initial period of less than three years. The performance-based awards granted in January 2012 have a final performance measurement date of December 31, 2014.

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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the three month period ending March 31, 2012. No options were granted in the three months ending March 31, 2011.

Three Months Ended March 31,
2012
Expected dividend yield	0.6%
Expected volatility	62.7%
Risk-free rate	0.7%
Expected option life (in years)	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical forfeiture experience. For performance-vested awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria to determine the amount of compensation expense to be recognized. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period.

Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.3 million and $1.1 million, in the first quarters of 2012 and 2011, respectively.

A summary of stock option activity under the Plans for the three months ended March 31, 2012 and March 31, 2011 is presented below:

	0000000000	0000000000	0000000000	0000000000
Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2012	2,064,534	$38.83
Granted	243,116	30.98
Exercised	(388,390)	19.74
Forfeited or canceled	(14,250)	33.64

Outstanding at March 31, 2012	1,905,010	$41.75	3.5	$4,059

Exercisable at March 31, 2012	1,407,357	$45.38	2.6	$1,889

	0000000000	0000000000	0000000000	0000000000
Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2011	2,040,701	$38.92
Granted	—	—
Exercised	(32,748)	13.87
Forfeited or canceled	(87,899)	47.34

Outstanding at March 31, 2011	1,920,054	$38.97	3.0	$10,297

Exercisable at March 31, 2011	1,731,514	$39.72	2.8	$9,218

(1)	Represents the weighted average contractual life remaining in years.
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

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2012 and 2011 was $14.91 and $16.34, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 and 2011, was $4.5 million and $625,000, respectively.

A summary of restricted share and performance-vested stock award activity under the Plans for the three months ended March 31, 2012 and March 31, 2011 is presented below:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	336,709	$38.29	299,040	$39.44

Granted	84,851	30.98	63,385	33.51
Vested and issued	(93,825)	34.94	(11,248)	34.53
Forfeited	(959)	30.98	—	—

Outstanding at March 31	326,776	$37.38	351,177	$38.53

Vested, but not issuable at March 31	85,000	$51.88	85,000	$51.88

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	72,158	$33.25	—	$—
Granted	116,939	30.98	—	—
Vested and issued	—	—	—	—
Net change due to estimated performance	—	—	—	—
Forfeited	(3,481)	31.91	—	—

Outstanding at March 31	185,616	$31.85	—	$—

The number of performance-vested shares outstanding in the above table reflects the estimated number of shares to be issued based on management’s current assessment of attaining the pre-established performance measures. At March 31, 2012, the maximum number of performance-vested shares that could be issued based on the grants made to date was 426,262 shares.

The Company issues new shares to satisfy option exercises and vesting of restricted shares.

(17) Shareholders’ Equity and Earnings Per Share

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

The aggregate fair values assigned to each component of the TEU offering at the issuance date were as follows:

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

Series C Preferred Stock

In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

Other

In July 2011, the Company issued 529,087 shares of its common stock in the acquisition of Great Lakes Advisors. In September 2011, the Company issued 353,650 shares of its common stock in the acquisition of ESBI.

The Company previously issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. In March 2012, 18,000 warrants were exercised. As a result, warrants outstanding totaled 1,000 at March 31, 2012 and 19,000 at March 31, 2011. The expiration date on these remaining outstanding warrants is February 2013.

The following table summarizes the components of other comprehensive income (loss), including the related income tax effects, for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Total Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2011	$2,679	$(8,191)	$(5,512)
Other comprehensive income during the period	749	1,304	2,053

Balance at March 31, 2011	$3,428	$(6,887)	$(3,459)

Balance at January 1, 2012	$4,204	$(7,082)	$(2,878)
Other comprehensive income during the period	(2,432)	480	(1,952)

Balance at March 31, 2012	$1,772	$(6,602)	$(4,830)

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

			For the Three Months
			Ended March 31,
(In thousands, except per share data)			2012	2011
Net income			$23,210	$16,402
Less: Preferred stock dividends and discount accretion			1,246	1,031

Net income applicable to common shares - Basic	(A	)	21,964	15,371
Add: Dividends on convertible preferred stock			—	—

Net income applicable to common shares - Diluted	(B	)	21,964	15,371

Weighted average common shares outstanding	(C	)	36,207	34,928
Effect of dilutive potential common shares			7,530	7,794

Weighted average common shares and effect of dilutive potential common shares	(D	)	43,737	42,722

Net income per common share:
Basic	(A/C	)	$0.61	$0.44

Diluted	(B/D	)	$0.50	$0.36

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

(18) Subsequent Events

On April 13, 2012, the Company’s wholly-owned subsidiary bank, Old Plank Trail Community Bank, completed its previously announced acquisition of a branch of Suburban located in Orland Park, Illinois. Through this transaction, Old Plank Trail Community Bank acquired approximately $52 million of deposits, approximately $3 million of performing loans, the property, bank facility and various other assets.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2012, compared with December 31, 2011 and March 31, 2011, and the results of operations for the three month periods ended March 31, 2012 and 2011, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the Risk Factors discussed herein and under Item 1A of the Company’s 2011 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

First Quarter Highlights

The Company recorded net income of $23.2 million for the first quarter of 2012 compared to $16.4 million in the first quarter of 2011. The results for the first quarter of 2012 demonstrate continued operating strengths as credit quality improved compared to recent quarters, loans outstanding increased, demand deposits related to this loan growth increased, and the continued beneficial shift in the mix of our deposit funding base. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market. For more information, see “Overview—Acquisition Transactions.”

The Company increased its loan portfolio, excluding covered loans, from $9.6 billion at March 31, 2011 and $10.5 billion at December 31, 2011, to $10.7 billion at March 31, 2012. This increase was primarily a result of the Company’s commercial banking initiative and growth in the premium finance receivables – commercial portfolio. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2012, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources, including the Company’s first quarter 2012 issuance of preferred stock, see “Stock Offerings” below. At March 31, 2012, the Company had over $1.0 billion in overnight liquid funds and interest-bearing deposits with banks.

The Company recorded net interest income of $125.9 million in the first quarter of 2012 compared to $109.6 million in the first quarter of 2011. The higher level of net interest income recorded in the first quarter of 2012 compared to the first quarter of 2011 resulted from an increase in average earning assets. Average earning assets for the first quarter of 2012 increased by $1.5 billion compared to the first quarter of 2011. Average earning asset growth over the past 12 months was primarily a result of the $998.7 million increase in average loans, $340.7 million of average covered loan growth from the FDIC-assisted bank acquisitions and a $127.6 million increase in average liquidity management and other earning assets. The $998.7 million increase in average loans was, in turn, comprised of a $430.9 million increase in commercial loans, a $179.7 million increase in commercial real estate loans, a $147.4 million increase in life insurance premium finance loans and a $145.1 million increase in commercial insurance premium finance loans, an increase in mortgage warehouse lending of $62.1 million and an increase in mortgages held for sale of $48.3 million, partially offset by a net decrease in all other loans of $14.8 million. The decrease in all other loans was primarily related to home equity loans. The shift in growth over the past 12 months toward commercial and industrial loans is a reflection of the Company’s commercial initiatives. The average earning asset growth of $1.5 billion over the past 12 months was primarily funded by a $939.2 million increase in the average balances of interest-bearing deposits, an increase in the average balance of net free funds of $334.1 million and an increase in wholesale funding of $193.7 million.

Non-interest income totaled $47.0 million in the first quarter of 2012 increasing $6.1 million, or 15%, compared to the first quarter of 2011. The increase in the first quarter of 2012 compared to the first quarter of 2011 was primarily attributable to higher mortgage banking, wealth management and swap fee revenues, partially offset by a decrease in bargain purchase gains. Mortgage banking revenue increased $6.9 million when compared to the first quarter of 2011. The increase in the current quarter as compared to the first quarter of 2011 resulted primarily from an increase in gains on sales of loans, which was driven by higher origination volumes in the current quarter due to a favorable mortgage interest rate environment. Loans sold to the secondary market were $714.7 million in the first quarter of 2012 compared to $562.1 million in the first quarter of 2011 (see “Non-Interest Income” section later in this document for further detail).

Non-interest expense totaled $117.8 million in the first quarter of 2012, increasing $19.6 million, or 20%, compared to the first quarter of 2011. The increase compared to the first quarter of 2011 was primarily attributable to a $12.9 million increase in salaries and employee benefits. Salaries and employee benefits expense increased primarily as a result of a $4.8 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows, a $6.1 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program approved by the Compensation Committee of the Board of Directors in August 2011 and a $2.0 million increase from employee benefits (primarily health plan and payroll taxes related). In addition, the Company incurred debt defeasance costs of approximately $848,000 in the first quarter of 2012.

The Current Economic Environment

The Company’s results during the quarter reflect an improvement in credit quality metrics as compared to recent quarters. The Company has continued to be disciplined in its approach to growth and has not sacrificed asset quality. However, the Company’s results continue to be impacted by the existing stressed economic environment and depressed real estate valuations that affected both the U.S. economy, generally, and the Company’s local markets, specifically. In response to these conditions, Management continues to carefully monitor the impact on the Company of the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment.

In particular:

•

The Company’s provision for credit losses in the first quarter of 2012 totaled $17.4 million, a decrease of $7.9 million when compared to the first quarter of 2011. Net charge-offs decreased to $14.4 million in the first quarter of 2012 (of which $11.1 million related to commercial and commercial real estate loans), compared to $25.3 million for the same period in 2011 (of which $21.9 million related to commercial and commercial real estate loans).

•

The Company’s allowance for loan losses, excluding covered loans, totaled $111.0 million at March 31, 2012, reflecting a decrease of $4.0 million, or 3%, when compared to the same period in 2011 and an increase of $642,000, or 1%, when compared to December 31, 2011. At March 31, 2012, approximately $54.0 million, or 49%, of the allowance for loan losses was associated with commercial real estate loans and another $33.2 million, or 30%, was associated with commercial loans. The decrease in the allowance for loan losses, excluding covered loans, in the current period reflects the improvements in credit quality metrics for the first quarter of 2012.

•

The Company has significant exposure to commercial real estate. At March 31, 2012, $3.6 billion, or 33%, of our loan portfolio, excluding covered loans, was commercial real estate, with more than 92% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. As of March 31, 2012, the commercial real estate loan portfolio was comprised of $404.9 million related to land, residential and commercial construction, $560.7 million related to office buildings, $528.1 million related to retail, $590.9 million related to industrial use, $324.9 million related to multi-family and $1.1 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of March 31, 2012, the Company had approximately $62.8 million of non-performing commercial real estate loans representing approximately 1.8% of the total commercial real estate loan portfolio. $29.5 million, or 47%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•

Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $113.6 million (of which $62.8 million, or 55%, was related to commercial real estate) at March 31, 2012, a decrease of approximately $41.8 million compared to March 31, 2011. This decrease was a result of non-performing loan settlements and a lower level of non-performing loan inflows during the current period.

•

The Company’s other real estate owned, excluding covered other real estate owned, decreased by $9.1 million, to $76.2 million during the first quarter of 2012, from $85.3 million at March 31, 2011. The decrease in other real estate owned in the first quarter of 2012 compared to the same period in the prior year is primarily a result of disposals during the period. The $76.2 million of other real estate owned as of March 31, 2012 was comprised of $14.8 million of residential real estate development property, $54.8 million of commercial real estate property and $6.6 million of residential real estate property.

An acceleration or continuation of real estate valuation and macroeconomic deterioration could result in higher default levels, a significant increase in foreclosure activity, and a material decline in the value of the Company’s assets.

During the quarter, Management continued its strategic efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $205.7 million as of March 31, 2012, increasing $57.8 million compared to the balance of $147.9 million as of December 31, 2011. Fluctuations from period to period in loans that are past due 30 days or more and still accruing interest are primarily the result of timing of payments for loans with near term delinquencies (i.e. 30-89 days past-due). Of the $57.8 million increase, commercial and commercial real estate loans past due 30 days or more and still accruing interest accounted for $42.6 million of the increase from December 31, 2011 to March 31, 2012. Approximately $3.2 million of this increase related to loans acquired with evidence of credit quality deterioration since origination in accordance with ASC 310-30.

At March 31, 2012, the Company had a $2.7 million estimated liability on loans expected to be repurchased from loans sold to investors compared to a $9.4 million liability as of March 31, 2011. The decrease in the liability is a result of recourse payments and lower loss estimates on future indemnification requests. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In addition, during the first quarter of 2012, the Company restructured certain loans in the amount of $39.7 million by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At March 31, 2012, approximately $165.0 million in loans had terms modified, with $151.0 million of these modified loans in accruing status.

Trends in Our Three Operating Segments During the First Quarter

Community Banking

Net interest income and margin. Net interest income totaled $125.9 million for the first quarter of 2012 compared to $124.6 million for the fourth quarter of 2011 and $109.6 million for the first quarter of 2011. The net interest margin for the first quarter of 2012 was 3.55% compared to 3.45% for the fourth quarter of 2011 and 3.48% for the first quarter of 2011. The seven basis point increase in the first quarter of 2012 compared to the first quarter of 2011 was primarily attributable to a 33 basis point decline in the cost of interest-bearing deposits and an 80 basis point decline in the cost of wholesale borrowings over the last 12 months. Offsetting this was the negative impact of both competitive and economic pricing pressures on the commercial and industrial and commercial premium finance portfolios during the past 12 months and a decrease in accretable discount recognized as interest income on the purchased life insurance premium portfolio as prepayments declined, causing the yield on total loans to decline by 57 basis points.

The ten basis point increase in net interest margin in the first quarter of 2012 compared to the fourth quarter of 2011 resulted from positive re-pricing of retail interest-bearing deposits along with a more favorable deposit mix, higher yields on our premium finance loans and the positive impact from the debt defeasance.

Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in place recently and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.

Level of non-performing loans and other real estate owned. Given the current economic conditions, problem loan expenses have been at elevated levels in recent years. However, non-performing loans and other real-estate owned decreased in the first quarter of 2012 as compared to the fourth quarter of 2011 and first quarter of 2011.

Mortgage banking revenue. Mortgage banking revenue increased $510,000 when compared to the fourth quarter of 2011 and increased $6.9 million when compared to the first quarter of 2011. The increase in the current quarter as compared to the first quarter of 2011 resulted primarily from an increase in gains on sales of loans, which was driven by higher origination volumes in the current quarter due to a favorable mortgage interest rate environment.

For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Specialty Finance

Financing of Commercial Insurance Premiums. FIFC originated approximately $1.0 billion in commercial insurance premium finance loans in the first quarter of 2012 compared to $872.3 million in the fourth quarter of 2011 and $889.6 million in the first quarter of 2011. The increase in volume can be attributed to new business relationships in the first quarter of 2012, coupled with an increase in average contract size.

Financing of Life Insurance Premiums. FIFC originated approximately $112.8 million in life insurance premium finance loans in the first quarter of 2012 compared to $151.1 million in the fourth quarter of 2011, and compared to $106.2 million in the first quarter of 2011. The decrease in originations in the first quarter of 2012 from the fourth quarter of 2011 is a result of seasonality as the fourth quarter historically produces the largest volume of originations.

For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Wealth Management Activities

The wealth management segment recorded higher revenues in the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of the acquisition of Great Lakes Advisors, Inc. (“Great Lakes Advisors”). For more information on the Great Lakes Advisors transaction, see “Overview—Acquisition Transactions.”

For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management Activities” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Acquisition Transactions

FDIC-Assisted Transactions

On February 10, 2012, the Company announced that its wholly-owned subsidiary bank, Barrington Bank, acquired certain assets and liabilities and the banking operations of Charter National Bank and Trust (“Charter National”) in an FDIC-assisted transaction. Charter National operated two locations: one in Hoffman Estates and one in Hanover Park and had approximately $92.4 million in total assets and $90.1 million in total deposits as of the acquisition date. Barrington Bank acquired substantially all of Charter National’s assets at a discount of approximately 4.1% and assumed all of the non-brokered deposits at no premium. In connection with the acquisition, Barrington Bank entered into a loss sharing agreement with the FDIC whereby Barrington Bank will share in losses with the FDIC on certain loans and foreclosed real estate at Charter National.

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

Loans comprise the majority of the assets acquired in FDIC-assisted transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to loss-sharing agreements as “covered loans” and use the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. At their respective acquisition dates, the Company estimated the fair value of the reimbursable losses, which were approximately $13.2 million, $273.3 million, $48.9 million and $6.7 million related to the Charter National, First Chicago, TBOC and CFBC acquisitions, respectively. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification assets, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. The FDIC-assisted transactions resulted in bargain purchase gains of $840,000 for Charter National, $27.4 million for First Chicago, $8.6 million for TBOC and $2.0 million for CFBC, which are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.

Other Completed Transactions

Acquisition of the Trust Operations of Suburban Bank & Trust

On March 30, 2012, the Company’s wholly-owned subsidiary, The Chicago Trust Company, N.A. (“CTC”), completed its previously announced acquisition of the trust operations of Suburban Bank & Trust Company (“Suburban”). Through this transaction, CTC acquired trust accounts having assets under administration of approximately $160 million, in addition to land trust accounts and various other assets. The Company recorded goodwill of $1.8 million on this acquisition. Certain purchase price allocations for the trust operations of Suburban are preliminary. The final allocation is not expected to result in material changes.

Acquisition of Elgin State Bank

On September 30, 2011, the Company completed its acquisition of Elgin State Bancorp, Inc. (“ESBI”). ESBI was the parent company of Elgin State Bank, which operated three banking locations in Elgin, Illinois. As part of the transaction, Elgin State Bank merged into the Company’s wholly-owned subsidiary bank, St. Charles Bank & Trust Company (“St. Charles”), and the three acquired banking locations are operating as branches of St. Charles under the brand name Elgin State Bank. Elgin State Bank had approximately $263.2 million in assets and $241.1 million in deposits as of March 31, 2012. The Company recorded goodwill of approximately $5.0 million on the acquisition.

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

Other Announced Transactions

Acquisition of a Branch of Suburban Bank & Trust

On January 13, 2012, the Company’s wholly-owned subsidiary bank, Old Plank Trail Community Bank, entered into a definitive agreement to acquire a branch of Suburban that is located in Orland Park, Illinois. Through this transaction, Old Plank Trail Community Bank acquired approximately $52 million of deposits, approximately $3 million of performing loans, the property, bank facility and various other assets on April 13, 2012.

Acquisition of Macquarie Premium Funding Inc.

On February 14, 2012, the Company announced plans to expand its premium finance business into the Canadian marketplace by entering into an agreement, through its wholly-owned subsidiary Lake Forest Bank and Trust Company, to purchase Macquarie Premium Funding Inc., the Canadian insurance premium funding unit of Macquarie Group. The business to be acquired had approximately $230 million of premium finance receivables outstanding as of December 31, 2011. The transaction is expected to be completed in the second quarter of 2012, subject to regulatory approval and certain closing conditions.

Stock Offerings

On March 14, 2012, the Company announced the pricing of 126,500 shares, or $126,500,000 aggregate liquidation preference, of Non-Cumulative Perpetual Convertible Preferred Stock, Series C (“Series C Preferred Stock”). Wintrust intends to use the net proceeds for general corporate purposes, which may include, without limitation, investments at the holding company level, providing capital to support our growth, acquisitions or other business combinations, including FDIC-assisted acquisitions, and reducing or refinancing existing debt.

Dividends will be payable on the Series C Preferred Stock when, as, and if, declared by Wintrust’s Board of Directors on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on April 15, 2012 at a rate of 5.00% per year on the liquidation preference of $1,000 per share.

The holders of the Series C Preferred Stock will have the right at any time to convert each share of Series C Preferred Stock into 24.3132 shares of Wintrust common stock, which represents an initial conversion price of $41.13 per share of Wintrust common stock, plus cash in lieu of fractional shares. The initial conversion price represents a 17.5% conversion premium to the volume-weighted average price of Wintrust common stock on March 13, 2012 of approximately $35.00 per share. The conversion rate, and thus the conversion price, will be subject to adjustment under certain circumstances. On or after April 15, 2017, Wintrust will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into shares of Wintrust common stock, plus cash in lieu of fractional shares.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures for the three months ended March 31, 2012, as compared to the same period last year, are shown below:

(Dollars in thousands, except per share data)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percentage (%) or Basis Point (bp) Change
Net income	$23,210	$16,402	42%
Net income per common share - Diluted	0.50	0.36	39

Net revenue (1)	172,918	150,501	15
Net interest income	125,895	109,614	15

Pre-tax adjusted earnings (2) (6)	63,688	51,032	25

Net interest margin (2)	3.55%	3.48%	7	bp
Net overhead ratio (2) (3)	1.80	1.66	14
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.58	1.69	(11)
Efficiency ratio (2) (4)	68.24	65.05	319
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	62.31	63.56	(125)
Return on average assets	0.59	0.47	12
Return on average common equity	5.90	4.49	141

At end of period
Total assets	$16,172,018	$14,094,294	15%
Total loans, excluding loans held-for-sale, excluding covered loans	10,717,384	9,561,802	12
Total loans, including loans held-for-sale, excluding covered loans	11,067,712	9,656,288	15
Total deposits	12,665,853	10,915,169	16
Junior subordinated debentures	249,493	249,493	—
Total shareholders’ equity	1,687,921	1,453,253	16
Tangible common equity ratio (TCE) (2)	7.5%	8.0%	(50	)bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.6	8.4	20
Book value per common share (2)	$35.25	$33.70	5%
Tangible common book value per share (2)	27.57	26.65	3
Market price per common share	35.79	36.75	(3)

Excluding covered loans:
Allowance for loan losses to total loans (5)	1.04%	1.20%	(16	)bp
Allowance for credit losses to total loans (5)	1.16	1.22	(6)
Non-performing loans to total loans	1.06	1.63	(57)

(1)	Net revenue is net interest income plus non-interest income.
(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.
(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.
(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.
(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.
(6)	Pre-tax adjusted earnings excludes the provision for credit losses and certain significant items.

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

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. Pre-tax adjusted earnings is a significant metric in assessing the Company’s operating performance. Pre-tax adjusted earnings is calculated by adjusting income before taxes to exclude the provision for credit losses and certain significant items.

The net overhead ratio and the efficiency ratio are primarily reviewed by the Company based on pre-tax adjusted earnings. The Company believes that these measures provide a more meaningful view of the Company’s operating efficiency and expense management. The net overhead ratio, based on pre-tax adjusted earnings, is calculated by netting total adjusted non-interest expense and total adjusted non-interest income, annualizing this amount, and dividing it by total average assets. Adjusted non-interest expense is calculated by subtracting OREO expenses, covered loan collection expense, defeasance cost and seasonal payroll tax fluctuation. Adjusted non-interest income is calculated by adding back the recourse obligation on loans previously sold and subtracting gains on investment partnerships, gain on bargain purchases, trading gains and gains on available-for-sale securities.

The efficiency ratio, based of pre-tax adjusted earnings, is calculated by dividing adjusted non-interest expense by adjusted taxable-equivalent net revenue. Adjusted taxable-equivalent net revenue is comprised of fully taxable equivalent net interest income and adjusted non-interest income.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$156,486	$147,780
Taxable-equivalent adjustment:
- Loans	134	116
- Liquidity management assets	329	295
- Other earning assets	3	3

Interest Income - FTE	$156,952	$148,194
(B) Interest Expense (GAAP)	30,591	38,166

Net interest income - FTE	126,361	110,028

(C) Net Interest Income (GAAP) (A minus B)	$125,895	$109,614

(D) Net interest margin (GAAP)	3.54%	3.46%
Net interest margin - FTE	3.55%	3.48%

(E) Efficiency ratio (GAAP)	68.42%	65.23%
Efficiency ratio - FTE	68.24%	65.05%
Efficiency ratio - Based on pre-tax adjusted earnings	62.31%	63.56%

(F) Net Overhead ratio (GAAP)	1.80%	1.66%
Net Overhead ratio - Based on pre-tax adjusted earnings	1.58%	1.69%

Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,687,921	$1,453,253
(G) Less: Preferred stock	(176,302)	(49,672)
Less: Intangible assets	(329,396)	(293,996)

(H) Total tangible shareholders’ equity	$1,182,223	$1,109,585

Total assets	$16,172,018	$14,094,294
Less: Intangible assets	(329,396)	(293,996)

(I) Total tangible assets	$15,842,622	$13,800,298

Tangible common equity ratio (H/I)	7.5%	8.0%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.6%	8.4%

Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$37,759	$27,048
Add: Provision for credit losses	17,400	25,344
Add: OREO expenses, net	7,178	5,808
Add: Recourse obligation on loans previously sold	36	103
Add: Covered loan collection expense	1,399	745
Add: Defeasance cost	848	—
Add: Seasonal payroll tax fluctuation	2,265	1,844
Less: Gain from investment partnerships	(1,395)	(356)
Less: Gain on bargain purchases	(840)	(9,838)
Less: Trading (gains) losses	(146)	440
Less: Gains on available-for-sale securities, net	(816)	(106)

Pre-tax adjusted earnings	$63,688	$51,032

Calculation of book value per share
Total shareholders’ equity	$1,687,921	$1,453,253
Less: Preferred stock	(176,302)	(49,672)

(J) Total common equity	$1,511,619	$1,403,581

Actual common shares outstanding	36,289	34,947
Add: TEU conversion shares	6,593	6,696

(K) Common shares used for book value calculation	42,882	41,643

Book value per share (J/K)	$35.25	$33.70
Tangible common book value per share (H/K)	$27.57	$26.65

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 45 of the Company’s 2011 Form 10-K.

Net Income

Net income for the quarter ended March 31, 2012 totaled $23.2 million, an increase of $6.8 million, or 42%, compared to the first quarter of 2011. On a per share basis, net income for the first quarter of 2012 totaled $0.50 per diluted common share compared to $0.36 in the first quarter of 2011. Net income per diluted common share in the first quarter of 2012 increased $0.09, compared to $0.41 per diluted common share in the fourth quarter of 2011.

The most significant factors impacting net income for the first quarter of 2012 as compared to the same period in the prior year include increased interest income and fees on loans due to portfolio growth, along with reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base and increased mortgage banking revenue due to higher origination volumes and better pricing in 2012. These improvements were partially offset by an increase in salary expense caused by the addition of employees from acquisitions and a decrease in bargain purchase gains as higher gains were recognized in the first quarter of 2011 related to the FDIC-assisted acquisitions of CFBC and TBOC. The return on average common equity for the first quarter of 2012 was 5.90%, compared to 4.49% for the prior year first quarter.

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

Quarter Ended March 31, 2012 compared to the Quarter Ended March 31, 2011

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first quarter of 2012 as compared to the first quarter of 2011 (linked quarters):

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,756,833	$13,040	1.90%	$2,632,012	$11,354	1.75%
Other earning assets (2) (3) (7)	30,499	224	2.96	27,718	181	2.65
Loans, net of unearned income (2) (4) (7)	10,848,016	128,784	4.77	9,849,309	129,587	5.34
Covered loans	667,242	14,904	8.98	326,571	7,072	8.78

Total earning assets (7)	$14,302,590	$156,952	4.41%	$12,835,610	$148,194	4.68%

Allowance for loan losses	(131,769)			(118,610)
Cash and due from banks	143,869			152,264
Other assets	1,520,660			1,149,261

Total assets	$15,835,350			$14,018,525

Interest-bearing deposits	$10,481,822	$18,030	0.69%	$9,542,637	$23,956	1.02%
Federal Home Loan Bank advances	470,345	3,584	3.06	416,021	3,958	3.86
Notes payable and other borrowings	505,814	3,102	2.47	266,379	2,630	4.00
Secured borrowings - owed to securitization investors	514,923	2,549	1.99	600,000	3,040	2.05
Subordinated notes	35,000	169	1.91	50,000	212	1.69
Junior subordinated notes	249,493	3,157	5.01	249,493	4,370	7.01

Total interest-bearing liabilities	$12,257,397	$30,591	1.00%	$11,124,530	$38,166	1.39%

Non-interest bearing deposits	1,832,627			1,261,374
Other liabilities	180,664			194,752
Equity	1,564,662			1,437,869

Total liabilities and shareholders’ equity	$15,835,350			$14,018,525

Interest rate spread (5) (7)			3.41%			3.29%
Net free funds/contribution (6)	$2,045,193		0.14%	$1,711,080		0.19%

Net interest income/Net interest margin (7)		$126,361	3.55%		$110,028	3.48%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)

Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2012 and 2011 were $466,000 and $414,000, respectively.

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

The 7 basis point increase in net interest margin in the first quarter of 2012 compared to the first quarter of 2011 was primarily attributable to a 33 basis point decline in the cost of interest-bearing deposits, an 80 basis point decline in the cost of wholesale borrowings over the last 12 months and the positive impact from the defeasance of a portion of the secured borrowings owed to securitization investors. Offsetting this was the negative impact of both competitive and economic pricing pressures on the commercial and industrial and commercial premium finance portfolios during the past 12 months and a decrease in accretable discount recognized as interest income on the purchased life insurance premium portfolio as prepayments declined, causing the yield on total loans, excluding covered loans, to decline by 57 basis points.

The majority of covered loans are accounted for in accordance with ASC 310-30. As such, the yield on these loans at the acquisition date represents a fair value loan yield. In periods subsequent to the quarter of acquisition, the Company has experienced cash collections generally better than estimated for the initial valuation. Overall, expected losses have decreased and expected estimated lives have increased, which together have led to generally higher effective yields as estimated cash flows on the pools of loans have improved.

Quarter Ended March 31, 2012 compared to the Quarter Ended December 31, 2011

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first quarter of 2012 as compared to the fourth quarter of 2011 (sequential quarters):

	For the Three Months Ended March 31, 2012			For the Three Months Ended December 31, 2011
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate

Liquidity management assets (1) (2) (7)	$2,756,833	$13,040	1.90%	$3,051,850	$14,215	1.85%
Other earning assets (2) (3) (7)	30,499	224	2.96	28,828	210	2.90
Loans, net of unearned income (2) (4) (7)	10,848,016	128,784	4.77	10,662,516	128,518	4.78
Covered loans	667,242	14,904	8.98	652,157	15,128	9.20

Total earning assets (7)	$14,302,590	$156,952	4.41%	$14,395,351	$158,071	4.36%

Allowance for loan losses	(131,769)			(137,423)
Cash and due from banks	143,869			130,437
Other assets	1,520,660			1,625,844

Total assets	$15,835,350			$16,014,209

Interest-bearing deposits	$10,481,822	$18,030	0.69%	$10,563,090	$19,685	0.74%
Federal Home Loan Bank advances	470,345	3,584	3.06	474,549	4,186	3.50
Notes payable and other borrowings	505,814	3,102	2.47	468,139	2,804	2.38
Secured borrowings - owed to securitization investors	514,923	2,549	1.99	600,000	3,076	2.03
Subordinated notes	35,000	169	1.91	38,370	176	1.79
Junior subordinated notes	249,493	3,157	5.01	249,493	3,043	4.77

Total interest-bearing liabilities	$12,257,397	$30,591	1.00%	$12,393,641	$32,970	1.05%

Non-interest bearing deposits	1,832,627			1,755,446
Other liabilities	180,664			333,186
Equity	1,564,662			1,531,936

Total liabilities and shareholders’ equity	$15,835,350			$16,014,209

Interest rate spread (5) (7)			3.41%			3.31%
Net free funds/contribution (6)	$2,045,193		0.14%	$2,001,710		0.14%

Net interest income/Net interest margin (7)		$126,361	3.55%		$125,101	3.45%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)

Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2012 and December 31, 2011 were $466,000 and $454,000, respectively.

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

The 10 basis point increase in net interest margin in the first quarter of 2012 compared to the fourth quarter of 2011 resulted from positive re-pricing of retail interest-bearing deposits along with a more favorable deposit mix, higher yields on our premium finance loans and the positive impact from the defeasance of a portion of the secured borrowings owed to securitization investors.

Analysis of Changes in Tax-equivalent Net Interest Income

The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended March 31, 2012 and December 31, 2011 and the three month periods ended March 31, 2012 and March 31, 2011. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

(Dollars in thousands)	First Quarter of 2012 Compared to First Quarter of 2011	First Quarter of 2012 Compared to Fourth Quarter of 2011
Tax-equivalent net interest income for comparative period	$110,028	$125,101
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	16,884	1,461
Change due to interest rate fluctuations (rate)	(1,760)	1,174
Change due to number of days in each period	1,209	(1,375)

Tax-equivalent net interest income for the period ended March 31, 2012	$126,361	$126,361

Non-interest Income

For the first quarter of 2012, non-interest income totaled $47.0 million, an increase of $6.1 million, or 15%, compared to the first quarter of 2011. The increase in the first quarter of 2012 as compared to the prior year quarter was primarily attributable to higher mortgage banking revenues, wealth management revenues, and miscellaneous revenues, partially offset by a decrease in bargain purchase gains.

The following table presents non-interest income by category for the periods presented:

	Three Months Ended March 31,		$ Change	% Change
(Dollars in thousands)	2012	2011
Brokerage	$6,322	$6,325	$(3)	—
Trust and asset management	6,079	3,911	2,168	55

Total wealth management	12,401	10,236	2,165	21

Mortgage banking	18,534	11,631	6,903	59
Service charges on deposit accounts	4,208	3,311	897	27
Gains on available-for-sale securities	816	106	710	NM
Gain on bargain purchases	840	9,838	(8,998)	(91)
Trading gains (losses)	146	(440)	586	NM
Other:
Fees from covered call options	3,123	2,470	653	26
Bank Owned Life Insurance	919	876	43	5
Administrative services	766	717	49	7
Miscellaneous	5,270	2,142	3,128	146

Total Other	10,078	6,205	3,873	62

Total Non-Interest Income	$47,023	$40,887	$6,136	15

NM - Not Meaningful

The significant changes in non-interest income for the three months ended March 31, 2012 compared to same period in the prior year are discussed below.

Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments. Wealth management revenue totaled $12.4 million in the first quarter of 2012 and $10.2 million in the first quarter of 2011, an increase of 21%. The increase is mostly attributable to additional revenues resulting from the acquisition of Great Lakes Advisors in the third quarter of 2011.

Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. For the quarter ended March 31, 2012, this revenue totaled $18.5 million, an increase of $6.9 million when compared to the first quarter of 2011. The increase in mortgage banking revenue in the first quarter of 2012 as compared to the first quarter of 2011 resulted primarily from an increase in gain on sales of loans, which were driven by higher origination volumes and better pricing in the current quarter.

A summary of the mortgage banking revenue components is shown below:

Mortgage banking revenue

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011

Mortgage loans originated and sold	$714,655	$562,088

Mortgage loans serviced for others	963,514	943,074
Fair value of mortgage servicing rights (MSRs)	7,201	9,448
MSRs as a percentage of loans serviced	0.75%	1.00%

Increased originations in the current quarter as compared to the first quarter of 2011, were primarily the result of originations from River City which was acquired in April 2011 and a favorable mortgage banking interest rate environment.

Gain on bargain purchases of $840,000 was recognized in the first quarter of 2012 related to the FDIC-assisted acquisition of Charter National. Gain on bargain purchases in the current quarter decreased compared to the $9.8 million recorded in the first quarter of 2011 as a result of the FDIC-assisted acquisitions of TBOC and CFBC.

Other non-interest income for the first quarter of 2012 totaled $10.1 million, compared to $6.2 million in the first quarter of 2011. Fees from certain covered call option transactions increased by $653,000 in the first quarter of 2012 as compared to the same period in the prior year. Historically, compression in the net interest margin was effectively offset by the Company’s covered call strategy. Miscellaneous income is primarily comprised of gains from investment partnerships and revenues from interest rate hedging transactions related to both customer-based trades and the related matched trades with unaffiliated bank counterparties. The Company recorded gains on investment partnerships of $1.4 million in the first quarter of 2012 as compared to $356,000 in the first quarter of 2011. The Company recognized $2.5 million of swap fee revenue in the first quarter of 2012 compared to $951,000 in the first quarter of 2011. The revenue recognized on this customer-based activity is a function of the pace of organic loan growth, the shape of the LIBOR curve and the customers’ expectations of interest rates.

Non-interest Expense

Non-interest expense for the first quarter of 2012 totaled $117.8 million and increased approximately $19.6 million, or 20%, compared to the first quarter of 2011.

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended March 31,		$ Change	% Change
(Dollars in thousands)	2012	2011
Salaries and employee benefits:
Salaries	$37,933	$33,135	4,798	14
Commissions and bonus	16,802	10,714	6,088	57
Benefits	14,295	12,250	2,045	17

Total salaries and employee benefits	69,030	56,099	12,931	23
Equipment	5,400	4,264	1,136	27
Occupancy, net	8,062	6,505	1,557	24
Data processing	3,618	3,523	95	3
Advertising and marketing	2,006	1,614	392	24
Professional fees	3,604	3,546	58	2
Amortization of other intangible assets	1,049	689	360	52
FDIC insurance	3,357	4,518	(1,161)	(26)
OREO expenses, net	7,178	5,808	1,370	24
Other:
Commissions - 3rd party brokers	1,021	1,030	(9)	(1)
Postage	1,423	1,078	345	32
Stationery and supplies	919	840	79	9
Miscellaneous	11,092	8,595	2,497	29

Total other	14,455	11,543	2,912	25

Total Non-Interest Expense	$117,759	$98,109	$19,650	20

The significant changes in non-interest expense for the three months ended March 31, 2012 compared to same period in the prior year are discussed below.

Salaries and employee benefits comprised 59% of total non-interest expense in the first quarter of 2012 as compared to 57% in the first quarter of 2011. Salaries and employee benefits expense increased $12.9 million, or 23%, in the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of a $4.8 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows, a $6.1 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program approved by the Compensation Committee of the Board of Directors in August 2011 and a $2.0 million increase from employee benefits (primarily health plan and payroll taxes related).

Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software license fees. Equipment expense totaled $5.4 million for the first quarter of 2012, an increase of $1.1 million compared to the first quarter of 2011. The increase is primarily the result of additional equipment depreciation as well as maintenance and repair costs associated with the increasing number of facilities due to acquisition activity.

Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises. Occupancy expense for the first quarter of 2012 was $8.1 million, an increase of $1.6 million, or 24%, compared to the same period in 2011. The increase is primarily the result of rent expense on additional leased premises and depreciation and property taxes on owned locations which were obtained in the FDIC-assisted acquisitions.

FDIC insurance expense for the first quarter of 2012 was $3.4 million, a decrease of $1.2 million, or 26%, compared to the same period in 2011. Effective April 1, 2011, standards applied in FDIC assessments set forth in the Federal Deposit Insurance Act were revised by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These revisions modified definitions of a company’s insurance assessment base and assessment rates which led to the Company’s decreased FDIC expense in the first quarter of 2012 as compared to the first quarter of 2011.

OREO expenses include all costs related to obtaining, maintaining and selling other real estate owned properties. This expense totaled $7.2 million in the first quarter of 2012, an increase of $1.4 million compared to $5.8 million in the first quarter of 2011. The increase in OREO expenses is primarily related to higher valuation adjustments of properties held in OREO in the first quarter of 2012 as compared to the first quarter of 2011.

Miscellaneous expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred. Miscellaneous expenses in the first quarter of 2012 increased $2.5 million, or 29% compared to the same period in the prior year. The increase in the first quarter of 2012 compared to the same period in the prior year is attributable to increased expenses related to covered loans, general growth in the Company’s business and costs incurred for defeasance of secured borrowings owed to securitization investors in the first quarter of 2012.

As previously discussed in this document, the accounting and reporting policies of Wintrust conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. One significant metric that is used by the Company in assessing operating performance is pre-tax adjusted earnings. Pre-tax adjusted earnings is calculated by adjusting income before taxes to exclude the provision for credit losses and certain significant items. Two ratios the Company uses to measure expense management are the efficiency ratio and the net overhead ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains and losses), measures how much it costs to produce one dollar of revenue. The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by total average assets. In both cases, a lower ratio indicates a higher degree of efficiency. See “Supplemental Financial Measures/Ratios” section earlier in this document for further detail on these non-GAAP measures/ratios.

The efficiency ratio and net overhead ratio are primarily reviewed by the Company based on pre-tax adjusted earnings. The Company believes that these measures provide a more meaningful view of the Company’s operating efficiency and expense management. The efficiency ratio, based on pre-tax adjusted earnings, was 62.31% for the first quarter of 2012, compared to 63.56% in the first quarter of 2011. The net overhead ratio, based on pre-tax adjusted earnings, was 1.58% in the first quarter of 2012, compared to 1.69% in the first quarter of 2011. These lower ratios indicate a higher degree of efficiency in the first quarter of 2012 as compared to the prior year quarter.

Income Taxes

The Company recorded income tax expense of $14.5 million for the three months ended March 31, 2012, compared to $10.6 million for same period of 2011. The effective tax rates were 38.5% and 39.4% for the first quarters of 2012 and 2011, respectively. The lower effective tax rate in the 2012 period as compared to the first three months of 2011 reflects a one-time charge in the first quarter of 2011 to increase the recorded value of deferred tax liabilities as a result of increased state tax rates.

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

The community banking segment’s net interest income for the quarter ended March 31, 2012 totaled $121.1 million as compared to $101.2 million for the same period in 2011, an increase of $19.9 million, or 20%. This increase is primarily attributable to the FDIC-assisted bank acquisitions and the ability to raise interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $31.8 million in the first quarter of 2012, an increase of $3.3 million, or 12%, when compared to the first quarter of 2011 total of $28.5 million. This increase is primarily attributable to increased mortgage banking revenues in the first quarter of 2012 due to a favorable mortgage interest rate environment. The community banking segment’s after-tax profit for the quarter ended March 31, 2012 totaled $27.0 million, an increase of $9.3 million as compared to after-tax profit in the first quarter of 2011 of $17.6 million.

Net interest income for the specialty finance segment totaled $28.2 million for the quarter ended March 31, 2012, compared to $28.0 million for the same period in 2011, an increase of $159,000 or 1%. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 57%, 36% and 7% respectively, of the total revenues of our specialty finance business for the three month period ending March 31, 2012. The increase in net interest income is primarily attributable to increased interest income at Tricom as a result of higher client billings in the first quarter of 2012 as compared to the same period in 2011. The specialty finance segment’s non-interest income totaled $766,000 for the quarter ended March 31, 2012, compared to $717,000 for the same period in 2011, an increase of $49,000. The after-tax profit of the specialty finance segment for the quarter ended March 31, 2012 totaled $12.5 million as compared to $12.6 million for the quarter ended March 31, 2011.

The wealth management segment reported net interest income of $1.7 million for the first quarter of 2012 compared to $2.6 million in the same quarter of 2011. Net interest income for this segment is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $1.6 million ($932,000 after tax) in the first quarter of 2012 compared to $2.4 million ($1.5 million after tax) in the first quarter of 2011. This segment recorded non-interest income of $15.2 million for the first quarter of 2012 compared to $13.0 million for the first quarter of 2011. This increase is mostly attributable to the acquisition of Great Lakes Advisors in the third quarter of 2011. The wealth management segment’s after-tax profit totaled $1.5 million for the first quarter of 2012 compared to after-tax profit of $1.7 million for the first quarter of 2011.

Financial Condition

Total assets were $16.2 billion at March 31, 2012, representing an increase of $2.1 billion, or 15%, when compared to March 31, 2011 and approximately $278.2 million, or 7% on an annualized basis, when compared to December 31, 2011. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $14.3 billion at March 31, 2012, $12.5 billion at March 31, 2011 and $14.2 billion at December 31, 2011. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2012		December 31, 2011		March 31, 2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,443,595	17%	$2,406,475	17%	$1,950,599	15%
Commercial real estate	3,538,735	25	3,480,194	24	3,359,042	26
Home equity	851,495	6	870,952	6	906,073	7
Residential real estate (1)	626,623	4	605,465	4	570,250	4
Premium finance receivables	3,199,028	22	3,104,351	22	2,906,513	23
Indirect consumer loans	65,587	1	63,658	—	52,310	—
Other loans	122,953	1	131,421	1	104,522	1

Total loans, net of unearned income excluding covered loans (2)	$10,848,016	76%	$10,662,516	74%	$9,849,309	76%
Covered loans	667,242	5	652,157	5	326,571	3

Total average loans (2)	$11,515,258	81%	$11,314,673	79%	$10,175,880	79%

Liquidity management assets (3)	$2,756,833	19	3,051,850	21	2,632,012	21
Other earning assets (4)	30,499	—	28,828	—	27,718	—

Total average earning assets	$14,302,590	100%	$14,395,351	100%	$12,835,610	100%

Total average assets	$15,835,350		$16,014,209		$14,018,525

Total average earning assets to total average assets		90%		90%		92%

(1)	Includes mortgage loans held-for-sale
(2)	Includes loans held-for-sale and non-accrual loans
(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements
(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average earning assets for the first quarter of 2012 increased $1.5 billion, or 11%, to $14.3 billion, compared to the first quarter of 2011, and decreased $92.8 million, or 3% on an annualized basis, compared to the fourth quarter of 2011. The ratio of total average earning assets as a percent of total average assets was 90% at March 31, 2012 compared to 92% at March 31, 2011 and 90% at December 31, 2011.

Commercial loans averaged $2.4 billion in the first quarter of 2012, and increased $493.0 million, or 25%, over the average balance in the same period of 2011, while average commercial real estate loans totaled $3.5 billion in the first quarter of 2012, increasing $179.7 million, or 5%, compared to the first quarter of 2011. Combined, these categories comprised 52% of the average loan portfolio in both the first quarters of 2012 and 2011. The growth realized in these categories for the first quarter of 2012 as compared to the prior year period is primarily attributable to increased business development efforts. Average balances increased compared to the quarter ended December 31, 2011, with average commercial loans increasing by $37.1 million, or 6% annualized, and average commercial real estate loans increasing by $58.5 million, or 7% annualized.

Home equity loans averaged $851.5 million in the first quarter of 2012, and decreased $54.6 million, or 6%, when compared to the average balance in the same period of 2011 and $19.5 million, or 9% annualized, when compared to quarter ended December 31, 2011. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $626.6 million in the first quarter of 2012, and increased $56.4 million, or 10% from the average balance of $570.3 million in same period of 2011. Additionally, compared to the quarter ended December 31, 2011, the average balance increased $21.2 million, or 14% on an annualized basis, from $605.5 million. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $3.2 billion in the first quarter of 2012, and accounted for 28% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising 47% and 53%, respectively, of the average total balance of premium finance receivables for the first quarter of 2012 and 2011. Average premium finance receivables in the first quarter of 2012 increased $292.5 million, or 10%, from the average balance of $2.9 billion at the same period of 2011. Additionally, the average balance increased $94.7 million, or 12% on an annualized basis, from the average balance of $3.1 billion in the quarter ended December 31, 2011. The increase during 2012 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.1 billion of premium finance receivables were originated in the first quarter of 2012 compared to $995.8 million during the same period of 2011.

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

Covered loans averaged $667.2 million in the first quarter of 2012, and increased $340.7 million when compared to the average balance in the same period of 2011 and $15.1 million, or 9% annualized, when compared to quarter ended December 31, 2011. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

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

Deposits

Total deposits at March 31, 2012, were $12.7 billion and increased $1.8 billion, or 16%, compared to total deposits at March 31, 2011. See Note 10 to the financial statements presented under Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2012:

Time Certificates of Deposit

Maturity/Re-pricing Analysis

As of March 31, 2012

(Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$106,166	$51,535	$175,188	$780,101	$1,112,990	0.93%
4-6 months	46,150	53,920	1,814	742,678	844,562	1.23%
7-9 months	4,794	23,235	1,164	625,928	655,121	0.96%
10-12 months	117,446	23,750	375	489,450	631,021	0.97%
13-18 months	176,879	22,279	—	456,366	655,524	1.24%
19-24 months	41,209	30,142	—	233,208	304,559	1.35%
24+ months	111,874	23,450	—	485,285	620,609	2.13%

Total	$604,518	$228,311	$178,541	$3,813,016	$4,824,386	1.22%

(1)	This category of certificates of deposit is shown by contractual maturity date.
(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.
(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2012		December 31, 2011		March 31, 2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$1,832,627	15%	$1,755,446	14%	$1,261,374	12%
NOW	1,710,407	14	1,631,438	13	1,509,964	14
Wealth management deposits	780,851	6	755,231	6	673,535	6
Money market	2,275,178	19	2,207,272	18	1,815,048	17
Savings	914,399	7	880,761	7	745,854	7
Time certificates of deposit	4,800,987	39	5,088,388	42	4,798,236	44

Total average deposits	$12,314,449	100%	$12,318,536	100%	$10,804,011	100%

Total average deposits for the first quarter of 2012 were $12.3 billion, an increase of $1.5 billion, or 14%, from the first quarter of 2011. The increase in average deposits is primarily attributable to the Company’s acquisition activity in 2011. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $571.3 million, or 45%, in the first quarter of 2012 compared to the first quarter of 2011.

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

	March 31,		December 31,
(Dollars in thousands)	2012	2011	2011	2010	2009
Total deposits	$12,665,853	$10,915,169	$12,307,267	$10,803,673	$9,917,074
Brokered deposits	884,523	591,297	674,013	639,687	927,722
Brokered deposits as a percentage of total deposits	7.0%	5.4%	5.5%	5.9%	9.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Notes payable	$52,820	$4,632	$1,000
Federal Home Loan Bank advances	470,345	474,549	416,021

Other borrowings:
Federal funds purchased	8,413	171	503
Securities sold under repurchase agreements	414,771	430,176	222,028
Other	29,810	33,160	42,848

Total other borrowings	$452,994	$463,507	$265,379

Secured borrowings - owed to securitization investors	514,923	600,000	600,000
Subordinated notes	35,000	38,370	50,000
Junior subordinated debentures	249,493	249,493	249,493

Total other borrowings	$1,775,575	$1,830,551	$1,581,893

Notes payable balances represent the balances on a credit agreement with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. The credit agreement is a $76.0 million credit facility available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2012, the Company had $52.6 million of notes payable outstanding compared to $52.8 million at December 31, 2011 and $1.0 million at March 31, 2011.

FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $466.4 million at March 31, 2012, compared to $474.5 million at December 31, 2011 and $423.5 million at March 31, 2011.

Other borrowings include securities sold under repurchase agreements, federal funds purchased and debt issued by the Company in conjunction with its tangible equity unit offering in December 2010. These borrowings totaled $411.0 million, $443.8 million and $250.0 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings represents the consolidation of a qualifying special purpose entity (the “QSPE”). In connection with the securitization, premium finance receivables – commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that bear an annual interest rate of LIBOR plus 1.45% (the “Notes”) and have an expected average term of 2.93 years with any unpaid balance due and payable in full on February 17, 2014. At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). During the first quarter of 2012, the Company repurchased $172.0 million of the Notes. This defeasance of debt effectively reduced the outstanding Notes to $428.0 million at March 31, 2012 compared to $600.0 million at December 31, 2011 and March 31, 2011.

The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years with final maturity dates in 2012, 2013, and 2015. Subject to certain limitations, these notes qualify as Tier 2 regulatory capital. Subordinated notes totaled $35.0 million at March 31, 2012, $35.0 million at December 31, 2011, and $50.0 million at March 31, 2011.

The Company had $249.5 million of junior subordinated debentures outstanding as of March 31, 2012, December 31, 2011 and March 31, 2011. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.

See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2012 as compared to December 31, 2011.

Shareholders’ Equity

Total shareholders’ equity was $1.7 billion at March 31, 2012, reflecting an increase of $234.7 million since March 31, 2011 and $144.4 million since December 31, 2011. The increase from December 31, 2011 was the result of net income of $23.2 million less common stock dividends of $3.3 million and preferred stock dividends of $1.2 million, $2.3 million credited to surplus for stock-based compensation costs, $122.7 million from the issuance of Series C preferred stock, $9.1 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, and $480,000 net unrealized gains from cash flow hedges, net of tax, offset by $6.4 million of common stock repurchases by the Company and $2.4 million in net unrealized losses from available-for-sale securities.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31, 2012	December 31, 2011	March 31, 2011
Leverage ratio	10.5%	9.4%	10.3%
Tier 1 capital to risk-weighted assets	12.7	11.8	12.7
Total capital to risk-weighted assets	13.9	13.0	14.1
Total average equity-to-total average assets(1)	9.9	9.6	10.3

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time; however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of our 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. In January of 2012, Wintrust declared a semi-annual cash dividend of $0.09 per common share. In each of January and July of 2011, Wintrust declared a semi-annual cash dividend of $0.09 per common share.

See Note 17 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series C preferred stock in March 2012, tangible equity units in December 2010, and Series A preferred stock in August 2008 through a private transaction.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2012		December 31, 2011		March 31, 2011
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$2,544,456	22%	$2,498,313	22%	$1,937,561	19%
Commercial real-estate	3,585,760	32	3,514,261	31	3,356,562	34
Home equity	840,364	7	862,345	8	891,332	9
Residential real-estate	361,327	3	350,289	3	344,909	4
Premium finance receivables - commercial	1,512,630	13	1,412,454	13	1,337,851	13
Premium finance receivables - life insurance	1,693,763	15	1,695,225	15	1,539,521	15
Indirect consumer	67,445	1	64,545	1	52,379	1
Other loans	111,639	1	123,945	1	101,687	1

Total loans, net of unearned income, excluding covered loans	$10,717,384	94%	$10,521,377	94%	$9,561,802	96%
Covered loans	691,220	6	651,368	6	431,299	4

Total loans	$11,408,604	100%	$11,172,745	100%	$9,993,101	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of March 31, 2012 and 2011:

As of March 31, 2012		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,506,019	24.6%	$17,392	$—	$20,849
Franchise	169,277	2.8	1,792	—	1,876
Mortgage warehouse lines of credit	136,438	2.2	—	—	1,146
Community Advantage - homeowner associations	75,786	1.2	—	—	190
Aircraft	19,891	0.3	260	—	103
Asset-based lending	474,811	7.7	391	—	7,704
Municipal	76,885	1.3	—	—	1,031
Leases	77,671	1.3	—	—	306
Other	1,733	—	—	—	14
Purchased non-covered commercial loans (1)	5,945	0.1	—	424	—

Total commercial	$2,544,456	41.5%	$19,835	$424	$33,219

Commercial Real-Estate:
Residential construction	$56,111	0.9%	$1,807	$—	$1,744
Commercial construction	164,719	2.7	2,389	—	4,167
Land	184,042	3.0	25,306	—	10,606
Office	560,708	9.1	8,534	—	6,418
Industrial	590,903	9.6	1,864	—	5,475
Retail	528,077	8.6	7,323	73	4,561
Multi-family	324,938	5.3	3,708	—	8,400
Mixed use and other	1,123,940	18.4	11,773	—	12,581
Purchased non-covered commercial real-estate (1)	52,322	0.9	—	2,959	—

Total commercial real-estate	$3,585,760	58.5%	$62,704	$3,032	$53,952

Total commercial and commercial real-estate	$6,130,216	100.0%	$82,539	$3,456	$87,171

Commercial real-estate - collateral location by state:
Illinois	$2,990,714	83.4%
Wisconsin	331,901	9.3

Total primary markets	$3,322,615	92.7%

Florida	56,969	1.6
Arizona	39,329	1.1
Indiana	41,222	1.1
Other (no individual state greater than 0.5%)	125,625	3.5

Total	$3,585,760	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2011		% of		> 90 Days Past Due	Allowance For Loan

		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,277,657	24.2%	$24,277	$150	$20,208
Franchise	114,376	2.2	1,792	—	974
Mortgage warehouse lines of credit	33,482	0.6	—	—	290
Community Advantage - homeowner associations	75,948	1.4	—	—	190
Aircraft	22,317	0.4	74	—	130
Asset-based lending	301,899	5.7	—	—	4,828
Municipal	60,376	1.1	—	—	1,037
Leases	51,506	1.0	14	—	449
Other	—	—	—	—	—
Purchased non-covered commercial loans (1)	—	—	—	—	—

Total commercial	$1,937,561	36.6%	$26,157	$150	$28,106

Commercial Real-Estate:
Residential construction	$91,367	1.7%	$7,891	$—	$2,987
Commercial construction	121,548	2.3	1,396	692	3,914
Land	230,214	4.3	26,974	—	13,971
Office	557,267	10.5	17,945	—	9,001
Industrial	495,636	9.4	1,251	524	4,744
Retail	523,114	9.9	12,824	—	7,424
Multi-family	293,863	5.6	5,968	—	9,945
Mixed use and other	1,043,553	19.7	19,752	781	14,134
Purchased non-covered commercial real-estate (1)	—	—	—	—	—

Total commercial real-estate	$3,356,562	63.4%	$94,001	$1,997	$66,120

Total commercial and commercial real-estate	$5,294,123	100.0%	$120,158	$2,147	$94,226

Commercial real-estate - collateral location by state:
Illinois	$2,725,135	81.2%
Wisconsin	352,975	10.5

Total primary markets	$3,078,110	91.7%

Florida	48,071	1.4
Arizona	41,875	1.2
Indiana	47,659	1.4
Other (no individual state greater than 0.5%)	140,847	4.3

Total	$3,356,562	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending, and as a result higher asset-based lending activity, our allowance for loan losses in our commercial loan portfolio is $33.2 million as of March 31, 2012 compared to $28.1 million as of March 31, 2011.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 92.7% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in the first quarter of 2012, however we have been able to effectively manage and reduce our total non-performing commercial real estate loans from March 31, 2011 to March 31, 2012. As of March 31, 2012, our allowance for loan losses related to this portfolio is $54.0 million compared to $66.1 million as of March 31, 2011.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. End lender re-payments are sent directly to the Company upon end-lenders’ acceptance of final loan documentation. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Despite poor economic conditions generally, and the particularly difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business expanded due to the high demand for mortgage re-financings given the historically low interest rate environment at that time and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of the business has caused our mortgage warehouse lines to increase to $136.4 million as of March 31, 2012 from $33.5 million as of March 31, 2011. Our allowance for loan losses with respect to these loans is $1.1 million as of March 31, 2012.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2012, our residential loan portfolio totaled $361.3 million, or 3% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of March 31, 2012, $5.3 million of our residential real estate mortgages, or 1.5% of our residential real estate loan portfolio, excluding loans acquired with evidence of credit quality deterioration since origination, were classified as nonaccrual, $14.0 million were 30 to 89 days past due (3.9%) and $341.4 million were current (94.6%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold into the secondary market with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2012 and 2011 was $963.5 million and $943.1 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2012, approximately $20.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC originated approximately $1.0 billion in commercial insurance premium finance receivables during the first quarter of 2012. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

FIFC originated approximately $112.8 million in life insurance premium finance receivables in the first quarter of 2012 as compared to $106.2 million of originations in the first quarter of 2011. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Variable Rate Loan Repricing and Rate Floors

The following table classifies the commercial and commercial real-estate loan portfolio at March 31, 2012 by date at which the loans reprice and the type of rate:

As of March 31, 2012
	One year or less	From one to five years	Over five years	Total
(Dollars in thousands)
Commercial
Fixed rate	$100,108	$296,650	$107,529	$504,287
Variable rate
With floor feature	656,787	140,581	35,178	832,546
Without floor feature	731,839	420,271	55,513	1,207,623

Total commercial	1,488,734	857,502	198,220	2,544,456

Commercial real-estate
Fixed rate	499,609	999,532	91,814	1,590,955
Variable rate
With floor feature	491,826	450,956	11,465	954,247
Without floor feature	584,813	384,963	70,782	1,040,558

Total commercial real-estate	1,576,248	1,835,451	174,061	3,585,760

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets, excluding covered assets, and loans acquired with credit quality deterioration since origination, as of the dates shown:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$150
Commercial real-estate	73	—	1,997
Home equity	—	—	—
Residential real-estate	—	—	—
Premium finance receivables - commercial	4,619	5,281	6,319
Premium finance receivables - life insurance	—	—	—
Indirect consumer	257	314	310
Consumer and other	—	—	1

Total loans past due greater than 90 days and still accruing	4,949	5,595	8,777

Non-accrual loans:
Commercial	19,835	19,018	26,157
Commercial real-estate	62,704	66,508	94,001
Home equity	12,881	14,164	11,184
Residential real-estate	5,329	6,619	4,909
Premium finance receivables - commercial	7,650	7,755	9,550
Premium finance receivables - life insurance	—	54	342
Indirect consumer	152	138	320
Consumer and other	121	233	147

Total non-accrual loans	108,672	114,489	146,610

Total non-performing loans:
Commercial	19,835	19,018	26,307
Commercial real-estate	62,777	66,508	95,998
Home equity	12,881	14,164	11,184
Residential real-estate	5,329	6,619	4,909
Premium finance receivables - commercial	12,269	13,036	15,869
Premium finance receivables - life insurance	—	54	342
Indirect consumer	409	452	630
Consumer and other	121	233	148

Total non-performing loans	$113,621	$120,084	$155,387
Other real estate owned	69,575	79,093	85,290
Other real estate owned - obtained in acquisition	6,661	7,430	—

Total non-performing assets	$189,857	$206,607	$240,677

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.78%	0.76%	1.36%
Commercial real-estate	1.75	1.89	2.86
Home equity	1.53	1.64	1.25
Residential real-estate	1.47	1.89	1.42
Premium finance receivables - commercial	0.81	0.92	1.19
Premium finance receivables - life insurance	—	—	0.02
Indirect consumer	0.61	0.70	1.20
Consumer and other	0.11	0.19	0.15

Total non-performing loans	1.06%	1.14%	1.63%

Total non-performing assets, as a percentage of total assets	1.17%	1.30%	1.71%

Allowance for loan losses as a percentage of total non-performing loans	97.71%	91.92%	74.04%

Non-performing Commercial and Commercial Real-Estate

Commercial non-performing loans totaled $19.8 million as of March 31, 2012 compared to $19.0 million as of December 31, 2011 and $26.3 million as of March 31, 2011. Commercial real estate loan non-performing loans totaled $62.8 million as of March 31, 2012 compared to $66.5 million as of December 31, 2011 and $96.0 million as of March 31, 2011.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Residential Real Estate and Home Equity

Non-performing residential real estate and home equity loans totaled $18.2 million as of March 31, 2012. The balance decreased $2.6 million from December 31, 2011 and increased $2.1 million from March 31, 2011. The March 31, 2012 non-performing balance is comprised of $5.3 million of residential real estate (35 individual credits) and $12.9 million of home equity loans (42 individual credits). On average, this is approximately five non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Commercial Premium Finance Receivables

The table below presents the level of non-performing property and casualty premium finance receivables as of March 31, 2012 and 2011, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	March 31, 2012	March 31, 2011

Non-performing premium finance receivables - commercial	$12,269	$15,869
- as a percent of premium finance receivables - commercial outstanding	0.81%	1.19%

Net (recoveries) charge-offs of premium finance receivables - commercial	$560	$1,239
- annualized as a percent of average premium finance receivables - commercial	0.15%	0.37%

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

Non-performing Indirect Consumer Loans

Total non-performing indirect consumer loans were $409,000 at March 31, 2012, compared to $452,000 at December 31, 2011 and $630,000 at March 31, 2011. The ratio of these non-performing loans to total indirect consumer loans was 0.61% at March 31, 2012 compared to 0.70% at December 31, 2011 and 1.20% at March 31, 2011. Net charge-offs as a percent of total indirect consumer loans were 0.13% for the quarter ended March 31, 2012 compared to net charge-offs as a percent of total indirect consumer loans 0.41% in the same period in 2011.

Loan Portfolio Aging

The following table shows, as of March 31, 2012, only 1.1% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 1.8%, either one or two payments past due. In total, 97.1% of the Company’s total loan portfolio, excluding covered loans, as of March 31, 2012 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at March 31, 2012 and December 31, 2011:

As of March 31, 2012 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$17,392	$—	$9,210	$24,634	$1,454,783	$1,506,019
Franchise	1,792	—	—	100	167,385	169,277
Mortgage warehouse lines of credit	—	—	—	—	136,438	136,438
Community Advantage - homeowners association	—	—	—	—	75,786	75,786
Aircraft	260	—	428	1,189	18,014	19,891
Asset-based lending	391	—	926	970	472,524	474,811
Municipal	—	—	—	—	76,885	76,885
Leases	—	—	—	11	77,660	77,671
Other	—	—	—	—	1,733	1,733
Purchased non-covered commercial (1)	—	424	1,063	—	4,458	5,945

Total commercial	19,835	424	11,627	26,904	2,485,666	2,544,456

Commercial real-estate:
Residential construction	1,807	—	—	4,469	49,835	56,111
Commercial construction	2,389	—	3,100	—	159,230	164,719
Land	25,306	—	6,606	6,833	145,297	184,042
Office	8,534	—	4,310	5,471	542,393	560,708
Industrial	1,864	—	6,683	10,101	572,255	590,903
Retail	7,323	73	—	8,797	511,884	528,077
Multi-family	3,708	—	1,496	4,691	315,043	324,938
Mixed use and other	11,773	—	17,745	30,689	1,063,733	1,123,940
Purchased non-covered commercial real-estate (1)	—	2,959	301	1,601	47,461	52,322

Total commercial real-estate	62,704	3,032	40,241	72,652	3,407,131	3,585,760

Home equity	12,881	—	2,049	6,576	818,858	840,364
Residential real estate	5,329	—	453	13,530	341,358	360,670
Purchased non-covered residential real estate (1)	—	—	—	—	657	657
Premium finance receivables
Commercial insurance loans	7,650	4,619	3,360	17,612	1,479,389	1,512,630
Life insurance loans	—	—	—	389	1,132,970	1,133,359
Purchased life insurance loans (1)	—	—	—	—	560,404	560,404
Indirect consumer	152	257	53	317	66,666	67,445
Consumer and other	121	—	20	1,601	109,723	111,465
Purchased non-covered consumer and other (1)	—	—	—	—	174	174

Total loans, net of unearned income, excluding covered loans	$108,672	$8,332	$57,803	$139,581	$10,402,996	$10,717,384
Covered loans	—	182,011	20,254	28,249	460,706	691,220

Total loans, net of unearned income	$108,672	$190,343	$78,057	$167,830	$10,863,702	$11,408,604

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of March 31, 2012	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.2%	—%	0.6%	1.6%	96.6%	100.0%
Franchise	1.1	—	—	0.1	98.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage - homeowners association	—	—	—	—	100.0	100.0
Aircraft	1.3	—	2.2	6.0	90.5	100.0
Asset-based lending	0.1	—	0.2	0.2	99.5	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	7.1	17.9	—	75.0	100.0

Total commercial	0.8	—	0.5	1.1	97.6	100.0

Commercial real-estate
Residential construction	3.2	—	—	8.0	88.8	100.0
Commercial construction	1.5	—	1.9	—	96.6	100.0
Land	13.8	—	3.6	3.7	78.9	100.0
Office	1.5	—	0.8	1.0	96.7	100.0
Industrial	0.3	—	1.1	1.7	96.9	100.0
Retail	1.4	—	—	1.7	96.9	100.0
Multi-family	1.1	—	0.5	1.4	97.0	100.0
Mixed use and other	1.0	—	1.6	2.7	94.7	100.0
Purchased non-covered commercial real-estate (1)	—	5.7	0.6	3.1	90.6	100.0

Total commercial real-estate	1.7	0.1	1.1	2.0	95.1	100.0

Home equity	1.5	—	0.2	0.8	97.5	100.0
Residential real estate	1.5	—	0.1	3.8	94.6	100.0
Purchased non-covered residential real estate (1)	—	—	—	—	100.0	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.3	0.2	1.2	97.8	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.2	0.4	0.1	0.5	98.8	100.0
Consumer and other	0.1	—	—	1.4	98.5	100.0
Purchased non-covered consumer and other (1)	—	—	—	—	100.0	100.0

Total loans, net of unearned income, excluding covered loans	1.0%	0.1%	0.5%	1.3%	97.1%	100.0%
Covered loans	—	26.3	2.9	4.1	66.7	100.0

Total loans, net of unearned income	1.0%	1.7%	0.7%	1.5%	95.1%	100.0%

As of December 31, 2011 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$16,154	$—	$7,496	$15,797	$1,411,004	$1,450,451
Franchise	1,792	—	—	—	140,983	142,775
Mortgage warehouse lines of credit	—	—	—	—	180,450	180,450
Community Advantage - homeowners association	—	—	—	—	77,504	77,504
Aircraft	—	—	709	170	19,518	20,397
Asset-based lending	1,072	—	749	11,026	452,890	465,737
Municipal	—	—	—	—	78,319	78,319
Leases	—	—	—	431	71,703	72,134
Other	—	—	—	—	2,125	2,125
Purchased non-covered commercial (1)	—	589	74	—	7,758	8,421

Total commercial	19,018	589	9,028	27,424	2,442,254	2,498,313

Commercial real-estate:
Residential construction	1,993	—	4,982	1,721	57,115	65,811
Commercial construction	2,158	—	—	150	167,568	169,876
Land	31,547	—	4,100	6,772	136,112	178,531
Office	10,614	—	2,622	930	540,280	554,446
Industrial	2,002	—	508	4,863	548,429	555,802
Retail	5,366	—	5,268	8,651	517,444	536,729
Multi-family	4,736	—	3,880	347	305,594	314,557
Mixed use and other	8,092	—	7,163	20,814	1,050,585	1,086,654
Purchased non-covered commercial real-estate (1)	—	2,198	—	252	49,405	51,855

Total commercial real-estate	66,508	2,198	28,523	44,500	3,372,532	3,514,261

Home equity	14,164	—	1,351	3,262	843,568	862,345
Residential real estate	6,619	—	2,343	3,112	337,522	349,596
Purchased non-covered residential real estate (1)	—	—	—	—	693	693
Premium finance receivables
Commercial insurance loans	7,755	5,281	3,850	13,787	1,381,781	1,412,454
Life insurance loans	54	—	—	423	1,096,285	1,096,762
Purchased life insurance loans (1)	—	—	—	—	598,463	598,463
Indirect consumer	138	314	113	551	63,429	64,545
Consumer and other	233	—	170	1,070	122,393	123,866
Purchased non-covered consumer and other (1)	—	—	—	2	77	79

Total loans, net of unearned income, excluding covered loans	$114,489	$8,382	$45,378	$94,131	$10,258,997	$10,521,377
Covered loans	—	174,727	25,507	24,799	426,335	651,368

Total loans, net of unearned income	$114,489	$183,109	$70,885	$118,930	$10,685,332	$11,172,745

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of December 31, 2011	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.1%	—%	0.5%	1.1%	97.3%	100.0%
Franchise	1.3	—	—	—	98.7	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage - homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	3.5	0.8	95.7	100.0
Asset-based lending	0.2	—	0.2	2.4	97.2	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	0.6	99.4	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	7.0	0.9	—	92.1	100.0

Total commercial	0.8	0.0	0.4	1.1	97.7	100.0

Commercial real-estate
Residential construction	3.0	—	7.6	2.6	86.8	100.0
Commercial construction	1.3	—	—	0.1	98.6	100.0
Land	17.7	—	2.3	3.8	76.2	100.0
Office	1.9	—	0.5	0.2	97.4	100.0
Industrial	0.4	—	0.1	0.9	98.6	100.0
Retail	1.0	—	1.0	1.6	96.4	100.0
Multi-family	1.5	—	1.2	0.1	97.2	100.0
Mixed use and other	0.7	—	0.7	1.9	96.7	100.0
Purchased non-covered commercial real-estate (1)	—	4.2	—	0.5	95.3	100.0

Total commercial real-estate	1.9	0.1	0.8	1.3	95.9	100.0

Home equity	1.6	—	0.2	0.4	97.8	100.0
Residential real estate	1.9	—	0.7	0.9	96.5	100.0
Purchased non-covered residential real estate (1)	—	—	—	—	100.0	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.3	1.0	97.8	100.0
Life insurance loans	0.0	—	—	0.0	100.0	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.2	0.5	0.2	0.9	98.2	100.0
Consumer and other	0.2	—	0.1	0.9	98.8	100.0
Purchased non-covered consumer and other (1)	—	—	—	2.5	97.5	100.0

Total loans, net of unearned income, excluding covered loans	1.1%	0.1%	0.4%	0.9%	97.5%	100.0%
Covered loans	—	26.8	3.9	3.8	65.5	100.0

Total loans, net of unearned income	1.0%	1.6%	0.6%	1.1%	95.7%	100.0%

As of March 31, 2012, only $57.8 million of all loans, excluding covered loans, or 0.5%, were 60 to 89 days past due and $139.6 million or 1.3%, were 30 to 59 days (or one payment) past due. As of December 31, 2011, $45.4 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $94.1 million, or 0.9%, were 30 to 59 days (or one payment) past due.

The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) increased $27.6 million since December 31, 2011.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2012 that are current with regard to the contractual terms of the loan agreement represent 97.5% of the total home equity portfolio. Residential real estate loans, excluding loans acquired with evidence of credit quality deterioration since origination, at March 31, 2012 that are current with regards to the contractual terms of the loan agreements comprise 94.6% of total residential real estate loans outstanding.

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

Nonperforming Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination as of March 31, 2012 and shows the changes in the balance from December 31, 2011:

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011
Balance at beginning of period	$120,084	$142,132
Additions, net	17,867	56,168
Return to performing status	(922)	(1,175)
Payments received	(4,640)	(1,589)
Transfer to OREO	(6,601)	(22,425)
Charge-offs	(11,307)	(14,100)
Net change for niche loans (1)	(860)	(3,624)

Balance at end of period	$113,621	$155,387

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management has determined that the allowance for loan losses was appropriate at March 31, 2012, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011

Allowance for loan losses at beginning of period	$110,381	$113,903
Provision for credit losses	15,154	24,376
Other adjustments	(238)	—
Reclassification from/(to) allowance for unfunded lending-related commitments	152	2,116

Charge-offs:
Commercial	3,262	9,140
Commercial real estate	8,229	13,342
Home equity	2,590	773
Residential real estate	175	1,275
Premium finance receivables - commercial	837	1,507
Premium finance receivables - life insurance	13	30
Indirect consumer	51	120
Consumer and other	310	160

Total charge-offs	15,467	26,347

Recoveries:
Commercial	257	266
Commercial real estate	131	338
Home equity	162	8
Residential real estate	2	2
Premium finance receivables - commercial	277	268
Premium finance receivables - life insurance	21	—
Indirect consumer	30	66
Consumer and other	161	53

Total recoveries	1,041	1,001

Net charge-offs	(14,426)	(25,346)

Allowance for loan losses at period end	$111,023	$115,049

Allowance for unfunded lending-related commitments at period end	13,078	2,018

Allowance for credit losses at period end	$124,101	$117,067

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.49%	1.85%
Commercial real estate	0.92	1.57
Home equity	1.15	0.34
Residential real estate	0.11	0.91
Premium finance receivables - commercial	0.15	0.37
Premium finance receivables - life insurance	—	0.01
Indirect consumer	0.13	0.41
Consumer and other	0.49	0.42

Total loans, net of unearned income, excluding covered loans	0.53%	1.04%

Net charge-offs as a percentage of the provision for credit losses	95.20%	103.98%

Loans at period-end, excluding covered loans	$10,717,384	$9,561,802
Allowance for loan losses as a percentage of loans at period end	1.04%	1.20%
Allowance for credit losses as a percentage of loans at period end	1.16%	1.22%

Loans at period-end, including covered loans	$11,408,604	$9,993,101
Allowance for loan losses as a percentage of loans at period end	1.13%	1.20%
Allowance for credit losses as a percentage of loans at period end	1.24%	1.22%

The allowance for credit losses is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. Additions to the allowance for loan losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for loan losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for loan losses. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion of activity within the allowance for loan losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio, excluding covered loans.

How We Determine the Allowance for Credit Losses

The allowance for loan losses includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. As part of the Problem Loan Reporting system review, the Company analyzes the loan for purposes of calculating our specific impairment reserves and a general reserve. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion of the specific impairment reserve and general reserve as it relates to the allowance for credit losses for each loan category and the total loan portfolio, excluding covered loans.

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

General Reserves:

For loans with a credit risk rating of 1 through 7, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience over a five-year period, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.

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

Effects of Economic Recession and Real Estate Market:

The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of March 31, 2012, home equity loans and residential mortgages comprised 7% and 3%, respectively, of the Company’s total loan portfolio. At March 31, 2012 (excluding covered loans), approximately only 1.6% of all of the Company’s residential mortgage loans, excluding loans acquired with evidence of credit quality deterioration since origination, and approximately only 1.7% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.

Methodology in Assessing Impairment and Charge-off Amounts

In determining the amount of impairment or charge-offs associated with collateral dependent loans, the Company values the loan generally by starting with a valuation obtained from an appraisal of the underlying collateral and then deducting estimated selling costs to arrive at a net appraised value. We obtain the appraisals of the underlying collateral typically on an annual basis from one of a pre-approved list of independent, third party appraisal firms. Types of appraisal valuations include “as-is”, “as-complete”, “as-stabilized”, bulk, fair market, liquidation and “retail sell-out” values.

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

Having determined the net value based on the factors such as those noted above and compared that value to the book value of the loan, the Company arrives at a charge-off amount or a specific reserve included in the allowance for loan losses. In summary, for collateral dependent loans, appraisals are used as the fair value starting point in the estimate of net value. Estimated costs to sell are deducted from the appraised value to arrive at the net appraised value. Although an external appraisal is the primary source of valuation utilized for charge-offs on collateral dependent loans, alternative sources of valuation may become available between appraisal dates. As a result, we may utilize values obtained through these alternating sources, which include purchase and sale agreements, legitimate indications of interest, negotiated short sales, realtor price opinions, sale of the note or support from guarantors, as the basis for charge-offs. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. In addition, if an appraisal is not deemed current, a discount to appraised value may be utilized. Any adjustments from appraised value to net value are detailed and justified in an impairment analysis, which is reviewed and approved by the Company’s Managed Assets Division.

Restructured Loans

At March 31, 2012, the Company had $165.0 million in loans with modified terms. The $165.0 million in modified loans represents 182 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with these borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the loan interest rate to a rate considered lower than market and other modification of terms including forgiveness of all or a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.

Subsequent to its restructuring, any restructured loan with a below market rate concession that becomes nonaccrual, will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s nonperforming loans. Each restructured loan was reviewed for impairment at March 31, 2012 and approximately $2.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Accruing:
Commercial	$9,324	$9,270	$12,620
Commercial real estate	134,516	104,864	55,202
Residential real estate and other	7,176	5,786	1,560

Total accrual	$151,016	$119,920	$69,382

Non-accrual: (1)
Commercial	$1,465	$1,564	$5,582
Commercial real estate	11,805	7,932	21,174
Residential real estate and other	760	1,102	431

Total non-accrual	$14,030	$10,598	$27,187

Total restructured loans:
Commercial	$10,789	$10,834	$18,202
Commercial real estate	146,321	112,796	76,376
Residential real estate and other	7,936	6,888	1,991

Total restructured loans	$165,046	$130,518	$96,569

(1)	Included in total non-performing loans.

Restructured Loans Rollforward

The table below presents a summary of restructured loans as of March 31, 2012 and 2011, and shows the changes in the balance during those periods:

	0000000000	0000000000	0000000000	0000000000
Three Months Ended March 31, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total

Balance at beginning of period	$10,834	$112,796	$6,888	$130,518
Additions during the period	118	38,519	1,060	39,697
Reductions:
Charge-offs	—	(1,342)	—	(1,342)
Transferred to OREO	—	(2,129)	—	(2,129)
Removal of restructured loan status (1)	—	(463)	—	(463)
Payments received	(163)	(1,060)	(12)	(1,235)

Balance at period end	$10,789	$146,321	$7,936	$165,046

	0000000000	0000000000	0000000000	0000000000
Three Months Ended March 31, 2011 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total

Balance at beginning of period	$18,028	$81,366	$1,796	$101,190
Additions during the period	1,685	7,487	195	9,367
Reductions:
Charge-offs	(1,000)	(2,198)	—	(3,198)
Transferred to OREO	—	(1,791)	—	(1,791)
Removal of restructured loan status (1)	(244)	(4,670)	—	(4,914)
Payments received, funds advanced, etc.	(267)	(3,818)	—	(4,085)

Balance at period end	$18,202	$76,376	$1,991	$96,569

(1)	Loan was previously classified as a troubled debt restructuring and subsequently performed in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Other Real Estate Owned

In certain circumstances, the Company is required to take action against the real estate collateral of specific loans. The Company uses foreclosure, however, only as a last resort for dealing with borrowers experiencing financial hardships. The Company employs extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of March 31, 2012, December 31, 2011, and March 31, 2011 and shows the activity for the respective periods and the balance for each property type:

	000000000	000000000	000000000
	Three Months Ended
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Balance at beginning of period	$86,523	$96,924	$71,214
Disposal/resolved	(11,681)	(7,722)	(11,515)
Transfers in at fair value, less costs to sell	6,876	6,084	28,865
Additions from acquisition	—	—	—
Fair value adjustments	(5,482)	(8,763)	(3,274)

Balance at end of period	$76,236	$86,523	$85,290

	000000000	000000000	000000000
	Period End
(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Residential real estate	$6,647	$7,327	$10,570
Residential real estate development	14,764	19,923	17,808
Commercial real estate	54,825	59,273	56,912

Total	$76,236	$86,523	$85,290

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

FORWARD-LOOKING STATEMENTS

This document contains, and the documents into which it may be incorporated by reference may contain, forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2011 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss- sharing arrangements with the FDIC;

•	any negative perception of the Company’s reputation or financial strength;

•	ability to raise capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;

•	adverse effects on our information technology systems resulting from failures, human error or tampering;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	the ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the possibility that certain European Union member states will default on their debt obligations, which may affect the Company’s liquidity, financial conditions and results of operations;

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

Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 2012, December 31, 2011 and March 31, 2011 is as follows:

	+200	+100	-100	-200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:

March 31, 2012	6.5%	3.1%	(3.9)%	(8.6)%

December 31, 2011	7.7%	3.2%	(3.4)%	(8.8)%

March 31, 2011	4.3%	1.5%	(3.9)%	(8.3)%

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

During the first quarter of 2012, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2012.

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

PART II —

Item 1A: Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2012. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

4.1	Purchase Agreement, dated as of March 14, 2012, between Wintrust Financial Corporation, RBC Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION

(Registrant)

Date: May 9, 2012	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)