Form 10-Q
period 2012-06-30
WINTRUST FINANCIAL CORP
filed 2012-08-09
CIK 1015328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock — no par value, 36,364,203 shares, as of July 31, 2012

PART I

ITEM 1. FINANCIAL STATEMENTS

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data)	(Unaudited) June 30, 2012	December 31, 2011	(Unaudited) June 30, 2011
Assets
Cash and due from banks	$176,529	$148,012	$140,434
Federal funds sold and securities purchased under resale agreements	15,227	21,692	43,634
Interest-bearing deposits with other banks (balance restricted for securitization investors of $658,983 at June 30, 2012, $272,592 at December 31, 2011, and $23,276 at June 30, 2011)	1,117,888	749,287	990,308
Available-for-sale securities, at fair value	1,196,702	1,291,797	1,456,426
Trading account securities	608	2,490	509
Federal Home Loan Bank and Federal Reserve Bank stock	92,792	100,434	86,761
Brokerage customer receivables	31,448	27,925	29,736
Mortgage loans held-for-sale, at fair value	511,566	306,838	133,083
Mortgage loans held-for-sale, at lower of cost or market	14,538	13,686	5,881
Loans, net of unearned income, excluding covered loans	11,202,842	10,521,377	9,925,077
Covered loans	614,062	651,368	408,669

Total loans	11,816,904	11,172,745	10,333,746
Less: Allowance for loan losses	111,920	110,381	117,362
Less: Allowance for covered loan losses	20,560	12,977	7,443

Net loans (balance restricted for securitization investors of $29,840 at June 30, 2012, $411,532 at December 31, 2011, and $660,294 at June 30, 2011)	11,684,424	11,049,387	10,208,941
Premises and equipment, net	449,608	431,512	403,577
FDIC indemnification asset	222,568	344,251	110,049
Accrued interest receivable and other assets	710,275	444,912	389,634
Trade date securities receivable	—	634,047	322,091
Goodwill	330,896	305,468	283,301
Other intangible assets	21,213	22,070	11,532

Total assets	$16,576,282	$15,893,808	$14,615,897

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$2,047,715	$1,785,433	$1,397,433
Interest bearing	11,009,866	10,521,834	9,861,827

Total deposits	13,057,581	12,307,267	11,259,260
Notes payable	2,457	52,822	1,000
Federal Home Loan Bank advances	564,301	474,481	423,500
Other borrowings	375,523	443,753	432,706
Secured borrowings—owed to securitization investors	360,825	600,000	600,000
Subordinated notes	15,000	35,000	40,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	19,025	47	2,243
Accrued interest payable and other liabilities	210,003	187,412	134,309

Total liabilities	14,854,208	14,350,275	13,142,511

Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; 50,000 shares issued and outstanding at June 30, 2012, December 31, 2011 and June 30, 2011	49,837	49,768	49,704
Series C - $1,000 liquidation value; 126,500 shares issued and outstanding at June 30, 2012, and no shares issued and outstanding at December 31, 2011 and June 30, 2011	126,500	—	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized; 36,573,468 shares issued at June 30, 2012, 35,981,950 shares issued at December 31, 2011, and 34,988,497 shares issued at June 30, 2011	36,573	35,982	34,988
Surplus	1,013,428	1,001,316	969,315
Treasury stock, at cost, 236,226 shares at June 30, 2012, 3,601 shares at December 31, 2011, and 1,441 shares at June 30, 2011	(7,374)	(112)	(50)
Retained earnings	501,139	459,457	415,297
Accumulated other comprehensive income (loss)	1,971	(2,878)	4,132

Total shareholders’ equity	1,722,074	1,543,533	1,473,386

Total liabilities and shareholders’ equity	$16,576,282	$15,893,808	$14,615,897

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest income
Interest and fees on loans	$144,100	$132,338	$287,655	$268,881
Interest bearing deposits with banks	203	870	451	1,806
Federal funds sold and securities purchased under resale agreements	6	23	18	55
Securities	10,510	11,438	22,357	20,978
Trading account securities	10	10	19	23
Federal Home Loan Bank and Federal Reserve Bank stock	641	572	1,245	1,122
Brokerage customer receivables	221	194	432	360

Total interest income	155,691	145,445	312,177	293,225

Interest expense
Interest on deposits	17,273	22,404	35,303	46,360
Interest on Federal Home Loan Bank advances	2,867	4,010	6,451	7,968
Interest on notes payable and other borrowings	2,274	2,715	5,376	5,345
Interest on secured borrowings—owed to securitization investors	1,743	2,994	4,292	6,034
Interest on subordinated notes	126	194	295	406
Interest on junior subordinated debentures	3,138	4,422	6,295	8,792

Total interest expense	27,421	36,739	58,012	74,905

Net interest income	128,270	108,706	254,165	218,320
Provision for credit losses	20,691	29,187	38,091	54,531

Net interest income after provision for credit losses	107,579	79,519	216,074	163,789

Non—interest income
Wealth management	13,393	10,601	25,794	20,837
Mortgage banking	25,607	12,817	44,141	24,448
Service charges on deposit accounts	3,994	3,594	8,202	6,905
Gains on available-for-sale securities, net	1,109	1,152	1,925	1,258
Gain on bargain purchases, net	(55)	746	785	10,584
Trading losses, net	(928)	(30)	(782)	(470)
Other	7,815	7,772	17,893	13,977

Total non—interest income	50,935	36,652	97,958	77,539

Non-interest expense
Salaries and employee benefits	68,139	53,079	137,169	109,178
Equipment	5,466	4,409	10,866	8,673
Occupancy, net	7,728	6,772	15,790	13,277
Data processing	3,840	3,147	7,458	6,670
Advertising and marketing	2,179	1,440	4,185	3,054
Professional fees	3,847	4,533	7,451	8,079
Amortization of other intangible assets	1,089	704	2,138	1,393
FDIC insurance	3,477	3,281	6,834	7,799
OREO expenses, net	5,848	6,577	13,026	12,385
Other	15,572	13,264	30,027	24,807

Total non—interest expense	117,185	97,206	234,944	195,315

Income before taxes	41,329	18,965	79,088	46,013
Income tax expense	15,734	7,215	30,283	17,861

Net income	$25,595	$11,750	$48,805	$28,152

Preferred stock dividends and discount accretion	$2,644	$1,033	$3,890	$2,064

Net income applicable to common shares	$22,951	$10,717	$44,915	$26,088

Net income per common share—Basic	$0.63	$0.31	$1.24	$0.75

Net income per common share—Diluted	$0.52	$0.25	$1.02	$0.60

Cash dividends declared per common share	$—	$—	$0.09	$0.09

Weighted average common shares outstanding	36,329	34,971	36,266	34,950
Dilutive potential common shares	7,770	8,438	7,723	8,437

Average common shares and dilutive common shares	44,099	43,409	43,989	43,387

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income	$25,595	$11,750	$48,805	$28,152
Unrealized gains on securities
Before tax	7,959	12,643	4,740	14,013
Tax effect	(3,160)	(5,002)	(1,884)	(5,560)

Net of tax	4,799	7,641	2,856	8,453

Reclassification of net gains included in net income
Before tax	1,109	1,152	1,925	1,258
Tax effect	(445)	(452)	(772)	(495)

Net of tax	664	700	1,153	763

Net unrealized gains on securities	4,135	6,941	1,703	7,690

Unrealized gains on derivative instruments
Before tax	936	1,082	1,732	3,203
Tax effect	(371)	(432)	(687)	(1,249)

Net unrealized gains on derivative instruments	565	650	1,045	1,954

Foreign currency translation adjustment
Before tax	2,701	—	2,701	—
Tax effect	(600)	—	(600)	—

Net foreign currency translation adjustment	2,101	—	2,101	—

Total other comprehensive income	6,801	7,591	4,849	9,644

Comprehensive income	$32,396	$19,341	53,654	37,796

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2010	$49,640	$34,864	$965,203	$—	$392,354	$(5,512)	$1,436,549
Net income	—	—	—	—	28,152	—	28,152
Other comprehensive income, net of tax	—	—	—	—	—	9,644	9,644
Cash dividends declared on common stock	—	—	—	—	(3,145)	—	(3,145)
Dividends on preferred stock	—	—	—	—	(2,000)	—	(2,000)
Accretion on preferred stock	64	—	—	—	(64)	—	—
Common stock repurchases	—	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	2,034	—	—	—	2,034
Common stock issued for:
Exercise of stock options and warrants	—	45	567	—	—	—	612
Restricted stock awards	—	25	(28)	—	—	—	(3)
Employee stock purchase plan	—	29	868	—	—	—	897
Director compensation plan	—	25	671	—	—	—	696

Balance at June 30, 2011	$49,704	$34,988	$969,315	$(50)	$415,297	$4,132	$1,473,386

Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533
Net income	—	—	—	—	48,805	—	48,805
Other comprehensive income, net of tax	—	—	—	—	—	4,849	4,849
Cash dividends declared on common stock	—	—	—	—	(3,261)	—	(3,261)
Dividends on preferred stock	—	—	—	—	(3,793)	—	(3,793)
Accretion on preferred stock	69	—	—	—	(69)	—	—
Stock—based compensation	—	—	4,639	—	—	—	4,639
Issuance of Series C preferred stock	126,500	—	(3,810)	—	—	—	122,690
Common stock issued for:
Exercise of stock options and warrants	—	420	7,676	(6,391)	—	—	1,705
Restricted stock awards	—	110	1,692	(871)	—	—	931
Employee stock purchase plan	—	39	1,223	—	—	—	1,262
Director compensation plan	—	22	692	—	—	—	714

Balance at June 30, 2012	$176,337	$36,573	$1,013,428	$(7,374)	$501,139	$1,971	$1,722,074

See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2012	2011
Operating Activities:
Net income	$48,805	$28,152
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Provision for credit losses	38,091	54,531
Depreciation and amortization	11,442	9,772
Stock-based compensation expense	4,639	2,034
Tax benefit from stock-based compensation arrangements	1,228	169
Excess tax benefits from stock-based compensation arrangements	(800)	(238)
Net amortization of premium on securities	4,830	5,496
Mortgage servicing rights fair value change and amortization, net	(1,920)	1,136
Originations and purchases of mortgage loans held-for-sale	(1,568,240)	(1,020,626)
Proceeds from sales of mortgage loans held-for-sale	1,392,580	1,257,619
Bank owned life insurance income, net of claims	(1,424)	(1,537)
Decrease in trading securities, net	1,882	4,370
Net increase in brokerage customer receivables	(3,523)	(5,187)
Gains on mortgage loans sold	(29,920)	(4,510)
Gains on available-for-sale securities, net	(1,925)	(1,258)
Gain on bargain purchases, net	(785)	(10,584)
Loss on sales of premises and equipment, net	471	—
(Increase) decrease in accrued interest receivable and other assets, net	(86,605)	85,641
Decrease (increase) in accrued interest payable and other liabilities, net	10,600	(29,341)

Net Cash (Used for) Provided by Operating Activities	(180,574)	375,639

Investing Activities:
Proceeds from maturities of available-for-sale securities	410,640	746,324
Proceeds from sales of available-for-sale securities	1,364,546	53,511
Purchases of available-for-sale securities	(1,036,877)	(1,072,299)
Net cash (paid) received for acquisitions	(129,742)	19,925
Net increase in interest-bearing deposits with banks	(368,166)	(100,337)
Net increase in loans	(470,298)	(364,474)
Purchases of premises and equipment, net	(27,296)	(48,741)

Net Cash Used for Investing Activities	(257,193)	(766,091)

Financing Activities:
Increase in deposit accounts	609,317	243,605
(Decrease) increase in other borrowings, net	(341,111)	171,673
Increase in Federal Home Loan Bank advances, net	90,000	—
Repayment of subordinated notes	(20,000)	(10,000)
Excess tax benefits from stock-based compensation arrangements	800	238
Net proceeds from issuance of preferred stock	122,690	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	10,646	1,619
Common stock repurchases	(7,262)	(50)
Dividends paid	(5,261)	(5,145)

Net Cash Provided by Financing Activities	459,819	401,940

Net Increase in Cash and Cash Equivalents	22,052	11,488
Cash and Cash Equivalents at Beginning of Period	169,704	172,580

Cash and Cash Equivalents at End of Period	$191,756	$184,068

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

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Operating results reported for the three-month and six-month periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

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

(2) Recent Accounting Developments

Goodwill Impairment Testing

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which presents a qualitative approach to test goodwill for impairment. This ASU provides entities the option to assess qualitative factors to determine if impairment of goodwill exists. If examination of the qualitative factors yields a determination that it is not more likely than not that impairment exists, then it is not necessary for the Company to perform the two-step impairment test. This guidance is effective for fiscal periods beginning after December 15, 2011. The Company utilized a qualitative approach for its annual goodwill impairment test of the banking segment conducted as of June 30, 2012 and determined that it is not more likely than not that an impairment exists at that time. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends the presentation formats permitted for reporting other comprehensive income. This ASU no longer allows other comprehensive income to be presented as part of the statement of changes in shareholder’s equity. Entities must present other comprehensive income and its components in a single statement along with net income or in a separate, consecutive statement of other comprehensive income. This guidance is effective for fiscal and interim periods beginning after December 15, 2011. However, in December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred the ASU No. 2011-05 provision requiring companies to present reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This deferral does not change the requirement to present items of net income, other comprehensive income and total comprehensive income in either a continuous statement or consecutive statements as of the effective date noted above. The Company adopted ASU No. 2011-05 in the first quarter of 2012 and has included separate consolidated statements of comprehensive income in accordance with the above guidance.

Amended Guidance for Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the language used to describe U.S. GAAP requirements for measuring fair value and for disclosing information about fair value measurements. The amended language seeks to clarify the application of existing guidance as well as change the measurement and disclosure of a few specific items. The principles changed include measurement of financial instruments that are managed within a portfolio and application of premiums and discounts in fair value measurement. The new guidance will also require additional disclosures including expanded disclosures for measurements categorized within level three of the fair value hierarchy, disclosures for nonfinancial assets at fair value and disclosure displaying the fair value hierarchy by level for items in the statement of financial position that are not measured at fair value but for which a fair value is required to be disclosed. The guidance is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and has included additional disclosures to address the topics presented within this ASU. See Note 15—“Fair Value of Assets and Liabilities” for the additional disclosures.

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

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration subsequent to the acquisition date. See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion of the allowance on covered loans. The Charter National acquisition resulted in bargain purchase gain of approximately $785,000. The 2011 transactions resulted in bargain purchase gains of a total of $38.0 million, including $27.4 million for First Chicago, $8.6 million for TBOC and $2.0 million for CFBC. In 2010, FDIC-assisted transactions resulted in bargain purchase gains of a total of $33.3 million, including $6.8 million for Ravenswood, $22.3 million for Wheatland, and $4.2 million for Lincoln Park. Bargain purchase gains are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.

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

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$263,212	$124,785	$344,251	$118,182
Additions from acquisitions	—	7,381	13,164	55,526
Additions from reimbursable expenses	6,113	2,057	12,977	5,071
Accretion	(1,204)	305	(2,780)	664
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(12,551)	(2,760)	(29,764)	(12,166)
Payments received from the FDIC	(33,002)	(21,719)	(115,280)	(57,228)

Balance at end of period	$222,568	$110,049	$222,568	$110,049

Other Bank Acquisitions

On April 13, 2012, the Company acquired a branch of Suburban Bank & Trust Company (“Suburban”) located in Orland Park, Illinois. Through this transaction, the Company acquired approximately $52 million of deposits and $3 million of loans. The Company recorded goodwill of $1.5 million on the branch acquisition.

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

Specialty Finance Acquisition

On June 8, 2012, the Company completed its acquisition of Macquarie Premium Funding Inc., the Canadian insurance premium funding business of Macquarie Group. Through this transaction, the Company acquired approximately $213 million of gross premium finance receivables. The Company recorded goodwill of approximately $22.1 million on the acquisition.

Wealth Management Acquisitions

On March 30, 2012, the Company’s wholly-owned subsidiary, The Chicago Trust Company, N.A. (“CTC”), completed its previously announced acquisition of the trust operations of Suburban. Through this transaction, CTC acquired trust accounts having assets under administration of approximately $160 million, in addition to land trust accounts. The Company recorded goodwill of $1.8 million on the trust operations acquisition.

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

See Note 6—Loans, for more information on loans acquired with evidence of credit quality deterioration since origination.

(4) Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

(5) Available-For-Sale Securities

The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2012
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$25,054	$191	$(2)	$25,243
U.S. Government agencies	636,117	4,262	(167)	640,212
Municipal	77,397	2,414	(83)	79,728
Corporate notes and other:
Financial issuers	143,892	2,434	(7,663)	138,663
Other	19,311	253	—	19,564
Mortgage-backed: (1)
Agency	205,689	12,889	—	218,578
Non-agency CMOs	36,636	528	—	37,164
Other equity securities	42,726	122	(5,298)	37,550

Total available-for-sale securities	$1,186,822	$23,093	$(13,213)	$1,196,702

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(Dollars in thousands)	Cost	gains	losses	Value
U.S. Treasury	$16,028	$145	$—	$16,173
U.S. Government agencies	760,533	5,596	(213)	765,916
Municipal	57,962	2,159	(23)	60,098
Corporate notes and other:
Financial issuers	149,229	1,914	(8,499)	142,644
Other	27,070	287	(65)	27,292
Mortgage-backed: (1)
Agency	206,549	12,078	(15)	218,612
Non-agency CMOs	29,767	175	(3)	29,939
Other equity securities	37,595	48	(6,520)	31,123

Total available-for-sale securities	$1,284,733	$22,402	$(15,338)	$1,291,797

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012:

	Continuous unrealized		Continuous unrealized
	losses existing for		losses existing for
	less than 12 months		greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	value	losses	value	losses	value	losses
U.S. Treasury	$3,997	$(2)	$—	$—	$3,997	$(2)
U.S. Government agencies	105,306	(167)	—	—	105,306	(167)
Municipal	12,873	(83)	—	—	12,873	(83)
Corporate notes and other:
Financial issuers	49,814	(3,427)	51,711	(4,236)	101,525	(7,663)
Other	—	—	—	—	—	—
Mortgage-backed:
Agency	—	—	—	—	—	—
Non-agency CMOs	—	—	—	—	—	—
Other equity securities	25,121	(5,298)	—	—	25,121	(5,298)

Total	$197,111	$(8,977)	$51,711	$(4,236)	$248,822	$(13,213)

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

The Company does not consider securities with unrealized losses at June 30, 2012 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were comprised of corporate securities of financial issuers. The corporate securities of financial issuers in this category included five fixed-to-floating rate bonds and three trust-preferred securities, all of which continue to be considered investment grade. Additionally, a review of the issuers indicated that they each have strong capital ratios.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Realized gains	$1,109	$1,152	$1,937	$1,258
Realized losses	—	—	(12)	—

Net realized gains	$1,109	$1,152	$1,925	$1,258
Other than temporary impairment charges	—	—	—	—

Gains on available- for-sale securities, net	$1,109	$1,152	$1,925	$1,258

Proceeds from sales of available-for-sale securities	$627,177	$3,369	$1,364,546	$53,511

The amortized cost and fair value of securities as of June 30, 2012 and December 31, 2011, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$67,163	$67,488	$121,400	$121,662
Due in one to five years	467,468	466,553	532,828	530,632
Due in five to ten years	110,465	109,780	95,279	95,508
Due after ten years	256,675	259,589	261,315	264,321
Mortgage-backed	242,325	255,742	236,316	248,551
Other equity securities	42,726	37,550	37,595	31,123

Total available-for-sale securities	$1,186,822	$1,196,702	$1,284,733	$1,291,797

At June 30, 2012 and December 31, 2011, securities having a carrying value of $782.8 million and $1.1 billion, respectively which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At June 30, 2012, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011
Balance:
Commercial	$2,673,181	$2,498,313	$2,132,436
Commercial real estate	3,666,519	3,514,261	3,374,668
Home equity	820,991	862,345	880,702
Residential real estate	375,494	350,289	329,381
Premium finance receivables—commercial	1,830,044	1,412,454	1,429,436
Premium finance receivables—life insurance	1,656,200	1,695,225	1,619,668
Indirect consumer	72,482	64,545	57,718
Consumer and other	107,931	123,945	101,068

Total loans, net of unearned income, excluding covered loans	$11,202,842	$10,521,377	$9,925,077
Covered loans	614,062	651,368	408,669

Total loans	$11,816,904	$11,172,745	$10,333,746

Mix:
Commercial	23%	22%	20%
Commercial real estate	31	31	33
Home equity	7	8	8
Residential real estate	3	3	3
Premium finance receivables—commercial	15	13	14
Premium finance receivables—life insurance	14	15	16
Indirect consumer	1	1	1
Consumer and other	1	1	1

Total loans, net of unearned income, excluding covered loans	95%	94%	96%
Covered loans	5	6	4

Total loans	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $41.9 million at June 30, 2012, $34.6 million at December 31, 2011 and $37.3 million at June 30, 2011, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions starting in 2010 are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.

Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $13.8 million at June 30, 2012, $12.8 million at December 31, 2011 and $12.9 million at June 30, 2011.

The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses located within the geographic market areas that the Company serves. The premium finance receivables portfolios are made to customers in the United States and Canada on a national basis and the majority of the indirect consumer loans were generated through a network of local automobile dealers. As a result, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.

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

Acquired Loan Information at Acquisition—Loans with evidence of credit quality deterioration since origination

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

The following table presents the unpaid principal balance and carrying value for loans acquired with evidence of credit quality deterioration since origination:

	June 30, 2012		December 31, 2011
	Unpaid		Unpaid
	Principal	Carrying	Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$726,721	$557,387	$866,874	$596,946
Life insurance premium finance loans acquisition	571,963	544,963	632,878	598,463

For loans acquired with evidence of credit quality deterioration since origination as a result of acquisitions during the six months ended June 30, 2012, the following table provides estimated details on these loans at the date of acquisition:

Charter
(Dollars in thousands)	National
Contractually required payments including interest	$40,475
Less: Nonaccretable difference	11,855

Cash flows expected to be collected (1)	28,620
Less: Accretable yield	2,288

Fair value of loans acquired with evidence of credit quality deterioration since origination	$26,332

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with loans acquired with evidence of credit quality deterioration since origination at June 30, 2012.

Accretable Yield Activity

Changes in expected cash flows may vary from period to period as the Company periodically updates its cash flow model assumptions for loans acquired with evidence of credit quality deterioration since origination. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, include changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions and loss estimates. The following table provides activity for the accretable yield of loans acquired with evidence of credit quality deterioration since origination:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		Life Insurance		Life Insurance
	Bank	Premium	Bank	Premium
(Dollars in thousands)	Acquisitions	Finance Loans	Acquisitions	Finance Loans
Accretable yield, beginning balance	$182,222	$15,848	$91,332	$25,543
Acquisitions	—	—	(2,005)	—
Accretable yield amortized to interest income	(13,387)	(2,749)	(7,977)	(5,122)
Accretable yield amortized to indemnification asset (1)	(18,063)	—	(5,591)	—
Reclassification from non-accretable difference (2)	7,590	1,145	1,831	3,673
Increases in interest cash flows due to payments and changes in interest rates	13,439	382	3,158	797

Accretable yield, ending balance (3)	$171,801	$14,626	$80,748	$24,891

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.
(2)	Reclassification is the result of subsequent increases in expected principal cash flows.
(3)	As of June 30, 2012, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $88.2 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
		Life Insurance		Life Insurance
	Bank	Premium	Bank	Premium
(Dollars in thousands)	Acquisitions	Finance Loans	Acquisitions	Finance Loans
Accretable yield, beginning balance	$173,120	$18,861	$39,809	$33,315
Acquisitions	2,288	—	5,102	—
Accretable yield amortized to interest income	(28,279)	(6,486)	(15,049)	(14,174)
Accretable yield amortized to indemnification asset (1)	(39,440)	—	(12,678)	—
Reclassification from non-accretable difference (2)	49,191	1,145	50,675	3,857
Increases in interest cash flows due to payments and changes in interest rates	14,921	1,106	12,889	1,893

Accretable yield, ending balance (3)	$171,801	$14,626	$80,748	$24,891

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.
(2)	Reclassification is the result of subsequent increases in expected principal cash flows.
(3)	As of June 30, 2012, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $88.2 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at June 30, 2012, December 31, 2011 and June 30, 2011:

		90+ days	60-89	30-59
As of June 30, 2012		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$27,911	$—	$5,557	$17,227	$1,570,366	$1,621,061
Franchise	1,792	—	—	—	176,827	178,619
Mortgage warehouse lines of credit	—	—	—	—	123,804	123,804
Community Advantage—homeowners association	—	—	—	—	73,289	73,289
Aircraft	428	—	—	170	22,205	22,803
Asset-based lending	342	—	172	1,074	487,619	489,207
Municipal	—	—	—	—	79,708	79,708
Leases	—	—	—	1	77,805	77,806
Other	—	—	—	—	1,842	1,842
Purchased non-covered commercial (1)	—	486	—	57	4,499	5,042

Total commercial	30,473	486	5,729	18,529	2,617,964	2,673,181

Commercial real-estate:
Residential construction	892	—	6,041	5,773	32,020	44,726
Commercial construction	3,011	—	13,131	330	140,223	156,695
Land	13,459	—	3,276	6,044	142,490	165,269
Office	4,796	—	891	1,868	562,879	570,434
Industrial	1,820	—	3,158	1,320	591,919	598,217
Retail	8,158	—	1,351	6,657	546,617	562,783
Multi-family	3,312	—	151	1,447	332,871	337,781
Mixed use and other	20,629	—	15,530	16,063	1,126,930	1,179,152
Purchased non-covered commercial real-estate (1)	—	2,232	2,352	1,057	45,821	51,462

Total commercial real-estate	56,077	2,232	45,881	40,559	3,521,770	3,666,519

Home equity	10,583	—	2,182	3,195	805,031	820,991
Residential real estate	9,387	—	3,765	1,558	360,128	374,838
Purchased non-covered residential real estate (1)	—	—	—	—	656	656
Premium finance receivables
Commercial insurance loans	7,404	5,184	4,796	7,965	1,804,695	1,830,044
Life insurance loans	—	—	—	30	1,111,207	1,111,237
Purchased life insurance loans (1)	—	—	—	—	544,963	544,963
Indirect consumer	132	234	51	312	71,753	72,482
Consumer and other	1,446	—	483	265	105,669	107,863
Purchased non-covered consumer and other (1)	—	—	—	—	68	68

Total loans, net of unearned income, excluding covered loans	$115,502	$8,136	$62,887	$72,413	$10,943,904	$11,202,842
Covered loans	—	145,115	14,658	7,503	446,786	614,062

Total loans, net of unearned income	$115,502	$153,251	$77,545	$79,916	$11,390,690	$11,816,904

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		90+ days	60-89	30-59
As of December 31, 2011		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$16,154	$—	$7,496	$15,797	$1,411,004	$1,450,451
Franchise	1,792	—	—	—	140,983	142,775
Mortgage warehouse lines of credit	—	—	—	—	180,450	180,450
Community Advantage—homeowners association	—	—	—	—	77,504	77,504
Aircraft	—	—	709	170	19,518	20,397
Asset-based lending	1,072	—	749	11,026	452,890	465,737
Municipal	—	—	—	—	78,319	78,319
Leases	—	—	—	431	71,703	72,134
Other	—	—	—	—	2,125	2,125
Purchased non-covered commercial (1)	—	589	74	—	7,758	8,421

Total commercial	19,018	589	9,028	27,424	2,442,254	2,498,313

Commercial real-estate
Residential construction	1,993	—	4,982	1,721	57,115	65,811
Commercial construction	2,158	—	—	150	167,568	169,876
Land	31,547	—	4,100	6,772	136,112	178,531
Office	10,614	—	2,622	930	540,280	554,446
Industrial	2,002	—	508	4,863	548,429	555,802
Retail	5,366	—	5,268	8,651	517,444	536,729
Multi-family	4,736	—	3,880	347	305,594	314,557
Mixed use and other	8,092	—	7,163	20,814	1,050,585	1,086,654
Purchased non-covered commercial real-estate (1)	—	2,198	—	252	49,405	51,855

Total commercial real-estate	66,508	2,198	28,523	44,500	3,372,532	3,514,261

Home equity	14,164	—	1,351	3,262	843,568	862,345
Residential real estate	6,619	—	2,343	3,112	337,522	349,596
Purchased non-covered residential real estate (1)	—	—	—	—	693	693
Premium finance receivables
Commercial insurance loans	7,755	5,281	3,850	13,787	1,381,781	1,412,454
Life insurance loans	54	—	—	423	1,096,285	1,096,762
Purchased life insurance loans (1)	—	—	—	—	598,463	598,463
Indirect consumer	138	314	113	551	63,429	64,545
Consumer and other	233	—	170	1,070	122,393	123,866
Purchased non-covered consumer and other (1)	—	—	—	2	77	79

Total loans, net of unearned income, excluding covered loans	$114,489	$8,382	$45,378	$94,131	$10,258,997	$10,521,377
Covered loans	—	174,727	25,507	24,799	426,335	651,368

Total loans, net of unearned income	$114,489	$183,109	$70,885	$118,930	$10,685,332	$11,172,745

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2011		90+ days and still	60-89 days past	30-59 days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$22,289	$—	$7,164	$23,754	$1,309,455	$1,362,662
Franchise	1,792	—	—	—	112,342	114,134
Mortgage warehouse lines of credit	—	—	—	—	68,477	68,477
Community Advantage—homeowners association	—	—	—	—	73,929	73,929
Aircraft	—	—	—	—	21,231	21,231
Asset-based lending	2,087	—	—	2,415	361,594	366,096
Municipal	—	—	—	—	63,296	63,296
Leases	—	—	—	763	61,772	62,535
Other	—	—	—	—	76	76
Purchased non-covered commercial (1)	—	—	—	—	—	—

Total commercial	26,168	—	7,164	26,932	2,072,172	2,132,436

Commercial real-estate
Residential construction	3,011	—	938	5,245	81,561	90,755
Commercial construction	2,453	—	7,579	7,075	120,540	137,647
Land	33,980	—	10,281	8,076	160,597	212,934
Office	17,503	—	1,648	3,846	509,385	532,382
Industrial	2,470	—	2,689	2,480	506,895	514,534
Retail	8,164	—	3,778	14,806	498,040	524,788
Multi-family	4,947	—	4,628	3,836	302,740	316,151
Mixed use and other	17,265	—	9,350	4,201	1,014,661	1,045,477
Purchased non-covered commercial real-estate (1)	—	—	—	—	—	—

Total commercial real-estate	89,793	—	40,891	49,565	3,194,419	3,374,668

Home equity	15,853	—	1,502	4,081	859,266	880,702
Residential real estate	7,379	—	1,272	949	319,781	329,381
Purchased non-covered residential real estate (1)	—	—	—	—	—	—
Premium finance receivables
Commercial insurance loans	10,309	4,446	5,089	7,897	1,401,695	1,429,436
Life insurance loans	670	324	4,873	3,254	957,808	966,929
Purchased life insurance loans (1)	—	—	—	—	652,739	652,739
Indirect consumer	89	284	98	531	56,716	57,718
Consumer and other	757	—	123	418	99,770	101,068
Purchased non-covered consumer and other (1)	—	—	—	—	—	—

Total loans, net of unearned income, excluding covered loans	$151,018	$5,054	$61,012	$93,627	$9,614,366	$9,925,077
Covered loans	—	121,271	5,643	11,899	269,856	408,669

Total loans, net of unearned income	$151,018	$126,325	$66,655	$105,526	$9,884,222	$10,333,746

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at June 30, 2012, December 31, 2011, and June 30, 2011:

	Performing			Non-performing			Total
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011	2012	2011	2011	2012	2011	2011
Loan Balances:
Commercial
Commercial and industrial	$1,593,150	$1,434,297	$1,340,373	$27,911	$16,154	$22,289	$1,621,061	$1,450,451	$1,362,662
Franchise	176,827	140,983	112,342	1,792	1,792	1,792	178,619	142,775	114,134
Mortgage warehouse lines of credit	123,804	180,450	68,477	—	—	—	123,804	180,450	68,477
Community Advantage—homeowners association	73,289	77,504	73,929	—	—	—	73,289	77,504	73,929
Aircraft	22,375	20,397	21,231	428	—	—	22,803	20,397	21,231
Asset-based lending	488,865	464,665	364,009	342	1,072	2,087	489,207	465,737	366,096
Municipal	79,708	78,319	63,296	—	—	—	79,708	78,319	63,296
Leases	77,806	72,134	62,535	—	—	—	77,806	72,134	62,535
Other	1,842	2,125	76	—	—	—	1,842	2,125	76
Purchased non-covered commercial (1)	5,042	8,421	—	—	—	—	5,042	8,421	—

Total commercial	2,642,708	2,479,295	2,106,268	30,473	19,018	26,168	2,673,181	2,498,313	2,132,436

Commercial real-estate
Residential construction	43,834	63,818	87,744	892	1,993	3,011	44,726	65,811	90,755
Commercial construction	153,684	167,718	135,194	3,011	2,158	2,453	156,695	169,876	137,647
Land	151,810	146,984	178,954	13,459	31,547	33,980	165,269	178,531	212,934
Office	565,638	543,832	514,879	4,796	10,614	17,503	570,434	554,446	532,382
Industrial	596,397	553,800	512,064	1,820	2,002	2,470	598,217	555,802	514,534
Retail	554,625	531,363	516,624	8,158	5,366	8,164	562,783	536,729	524,788
Multi-family	334,469	309,821	311,204	3,312	4,736	4,947	337,781	314,557	316,151
Mixed use and other	1,158,523	1,078,562	1,028,212	20,629	8,092	17,265	1,179,152	1,086,654	1,045,477
Purchased non-covered commercial real-estate (1)	51,462	51,855	—	—	—	—	51,462	51,855	—

Total commercial real-estate	3,610,442	3,447,753	3,284,875	56,077	66,508	89,793	3,666,519	3,514,261	3,374,668

Home equity	810,408	848,181	864,849	10,583	14,164	15,853	820,991	862,345	880,702
Residential real estate	365,451	342,977	322,002	9,387	6,619	7,379	374,838	349,596	329,381
Purchased non-covered residential real estate (1)	656	693	—	—	—	—	656	693	—
Premium finance receivables
Commercial insurance loans	1,817,456	1,399,418	1,414,681	12,588	13,036	14,755	1,830,044	1,412,454	1,429,436
Life insurance loans	1,111,237	1,096,708	965,935	—	54	994	1,111,237	1,096,762	966,929
Purchased life insurance loans (1)	544,963	598,463	652,739	—	—	—	544,963	598,463	652,739
Indirect consumer	72,116	64,093	57,345	366	452	373	72,482	64,545	57,718
Consumer and other	106,417	123,633	100,311	1,446	233	757	107,863	123,866	101,068
Purchased non-covered consumer and other (1)	68	79	—	—	—	—	68	79	—

Total loans, net of unearned income, excluding covered loans	$11,081,922	$10,401,293	$9,769,005	$120,920	$120,084	$156,072	$11,202,842	$10,521,377	$9,925,077

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three and six months ended June 30, 2012 and 2011 is as follows:

Three Months Ended June 30, 2012					Premium			Total,
		Commercial		Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real-estate	Home Equity	Real-estate	Receivable	Consumer	and Other	Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$33,219	$53,952	$7,920	$5,551	$8,108	$643	$1,630	$111,023
Other adjustments	(1)	(261)	(3)	(7)	—	—	—	(272)
Reclassification to/from allowance for unfunded lending-related commitments	—	175	—	—	—	—	—	175
Charge-offs	(6,046)	(9,226)	(1,732)	(388)	(747)	(33)	(51)	(18,223)
Recoveries	246	174	171	3	171	21	37	823
Provision for credit losses	(435)	8,987	7,522	1,565	990	9	(244)	18,394

Allowance for loan losses at period end	$26,983	$53,801	$13,878	$6,724	$8,522	$640	$1,372	$111,920
Allowance for unfunded lending-related commitments at period end	$—	$12,903	$—	$—	$—	$—	$—	$12,903

Allowance for credit losses at period end	$26,983	$66,704	$13,878	$6,724	$8,522	$640	$1,372	$124,823

Individually evaluated for impairment	3,259	22,160	3,305	2,273	—	—	451	31,448

Collectively evaluated for impairment	23,724	44,544	10,573	4,451	8,522	640	921	93,375

Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Loans at period end
Individually evaluated for impairment	$51,951	$184,739	$12,197	$14,125	$—	$107	$1,545	$264,664
Collectively evaluated for impairment	2,616,188	3,430,318	808,794	360,713	2,941,281	72,375	106,318	10,335,987
Loans acquired with deteriorated credit quality	5,042	51,462	—	656	544,963	—	68	602,191

Three Months Ended June 30, 2011					Premium			Total,
		Commercial		Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real-estate	Home Equity	Real-estate	Receivable	Consumer	and Other	Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,106	$66,120	$6,466	$5,718	$6,690	$557	$1,392	$115,049
Other adjustments	—	—	—	—	—	—	—	—
Reclassification to/from allowance for unfunded lending-related commitments	(120)	(197)	—	—	—	—	—	(317)
Charge-offs	(7,583)	(20,691)	(1,300)	(282)	(2,107)	(44)	(266)	(32,273)
Recoveries	301	463	19	3	5,387	42	22	6,237
Provision for credit losses	12,143	16,008	1,892	439	(2,534)	58	660	28,666

Allowance for loan losses at period end	$32,847	$61,703	$7,077	$5,878	$7,436	$613	$1,808	$117,362
Allowance for unfunded lending-related commitments at period end	$120	$2,215	$—	$—	$—	$—	$—	$2,335

Allowance for credit losses at period end	$32,967	$63,918	$7,077	$5,878	$7,436	$613	$1,808	$119,697

Individually evaluated for impairment	$7,652	$17,404	$2,143	$1,619	$—	$9	$330	$29,157

Collectively evaluated for impairment	$25,315	$46,514	$4,934	$4,259	$7,436	$604	$1,478	$90,540

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans at period end
Individually evaluated for impairment	$38,564	$162,156	$15,852	$8,458	$—	$66	$757	$225,853
Collectively evaluated for impairment	2,093,872	3,212,512	864,850	320,923	2,396,365	57,652	100,311	9,046,485
Loans acquired with deteriorated credit quality	—	—	—	—	652,739	—	—	652,739

Six Months Ended June 30, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Other adjustments	(4)	(483)	(2)	(21)	—	—	—	(510)
Reclassification to/from allowance for unfunded lending-related commitments	45	282	—	—	—	—	—	327
Charge-offs	(9,308)	(17,455)	(4,322)	(563)	(1,597)	(84)	(361)	(33,690)
Recoveries	503	305	333	5	469	51	198	1,864
Provision for credit losses	4,510	14,747	10,157	2,275	2,436	28	(605)	33,548

Allowance for loan losses at period end	$26,983	$53,801	$13,878	$6,724	$8,522	$640	$1,372	$111,920
Allowance for unfunded lending-related commitments at period end	$—	$12,903	$—	$—	$—	$—	$—	$12,903

Allowance for credit losses at period end	$26,983	$66,704	$13,878	$6,724	$8,522	$640	$1,372	$124,823

Six Months Ended June 30, 2011					Premium			Total,
		Commercial		Residential	Finance	Indirect	Consumer	Excluding
(Dollars in thousands)	Commercial	Real-estate	Home Equity	Real-estate	Receivable	Consumer	and Other	Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,777	$62,618	$6,213	$5,107	$6,319	$526	$1,343	$113,903
Other adjustments	—	—	—	—	—	—	—	—
Reclassification to/from allowance for unfunded lending-related commitments	1,530	269	—	—	—	—	—	1,799
Charge-offs	(16,723)	(34,033)	(2,073)	(1,557)	(3,644)	(164)	(426)	(58,620)
Recoveries	567	801	27	5	5,655	108	75	7,238
Provision for credit losses	15,696	32,048	2,910	2,323	(894)	143	816	53,042

Allowance for loan losses at period end	$32,847	$61,703	$7,077	$5,878	$7,436	$613	$1,808	$117,362
Allowance for unfunded lending-related commitments at period end	$120	$2,215	$—	$—	$—	$—	$—	$2,335

Allowance for credit losses at period end	$32,967	$63,918	$7,077	$5,878	$7,436	$613	$1,808	$119,697

A summary of activity in the allowance for covered loan losses for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$17,735	$4,844	$12,977	$—
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	11,591	2,599	22,820	7,443
Benefit attributable to FDIC loss share agreements	(9,294)	(2,078)	(18,277)	(5,954)

Net provision for covered loan losses	2,297	521	4,543	1,489
Increase in FDIC indemnification asset	9,294	2,076	18,277	5,952
Loans charged-off	(8,793)	—	(15,316)	—
Recoveries of loans charged-off	27	2	79	2

Net charge-offs	(8,766)	2	(15,237)	2

Balance at end of period	$20,560	$7,443	$20,560	$7,443

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

Impaired Loans

A summary of impaired loans, including restructured loans, is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2012	2011	2011
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$161,297	$115,779	$94,056
Impaired loans with no allowance for loan loss required	103,367	110,759	131,797

Total impaired loans (2)	$264,664	$226,538	$225,853

Allowance for loan losses related to impaired loans	$19,127	$21,488	$27,305

Restructured loans	$172,306	$130,518	$103,044

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.
(2)	Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Six Months Ended
	As of June 30, 2012			June 30, 2012
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$31,284	$32,240	$2,704	$25,357	$822
Franchise	1,792	1,792	394	1,792	61
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	428	428	95	428	15
Asset-based lending	243	243	66	258	6
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,007	1,082	149	1,005	26
Commercial construction	2,389	2,389	1,051	2,355	66
Land	41,411	43,203	2,344	41,497	894
Office	6,660	7,203	1,415	6,712	165
Industrial	434	475	87	448	13
Retail	24,420	24,502	1,251	24,000	555
Multi-family	5,226	5,226	783	5,219	134
Mixed use and other	26,381	27,102	2,759	27,057	692
Home equity	8,666	9,103	3,305	8,687	238
Residential real estate	9,660	10,132	2,273	9,603	200
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	1,296	1,296	451	1,297	43
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$18,106	$25,417	$—	$21,530	$584
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	98	1,417	—	398	38
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,485	4,715	—	4,823	103
Commercial construction	9,859	9,976	—	11,066	219
Land	13,063	16,083	—	14,274	393
Office	7,974	9,673	—	8,440	236
Industrial	3,796	4,251	—	3,993	103
Retail	11,548	11,590	—	11,897	299
Multi-family	1,925	2,671	—	2,562	58
Mixed use and other	24,161	27,637	—	25,465	680
Home equity	3,531	4,287	—	3,651	67
Residential real estate	4,465	5,189	—	4,688	97
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	107	121	—	113	5
Consumer and other	249	253	—	253	8

Total loans, net of unearned income, excluding covered loans	$264,664	$289,696	$19,127	$268,868	$6,820

				For the Twelve Months Ended
	As of December 31, 2011			December 31, 2011
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,743	$9,083	$2,506	$9,113	$510
Franchise	1,792	1,792	394	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	785	1,452	178	1,360	81
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,993	2,068	374	1,993	122
Commercial construction	3,779	3,779	952	3,802	187
Land	27,657	29,602	6,253	29,085	1,528
Office	11,673	13,110	2,873	13,209	709
Industrial	663	676	159	676	46
Retail	13,728	13,732	480	13,300	504
Multi-family	7,149	7,155	1,892	7,216	330
Mixed use and other	20,386	21,337	1,447	21,675	1,027
Home equity	11,828	12,600	2,963	12,318	652
Residential real estate	6,478	6,681	992	6,535	220
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	31	32	5	33	3
Consumer and other	94	95	20	99	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,680	$20,365	$—	$21,841	$1,068
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	287	287	—	483	25
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,284	4,338	—	4,189	175
Commercial construction	9,792	9,792	—	10,249	426
Land	15,991	23,097	—	19,139	1,348
Office	9,162	11,421	—	11,235	550
Industrial	4,569	4,780	—	4,750	198
Retail	15,841	15,845	—	15,846	815
Multi-family	2,347	3,040	—	3,026	127
Mixed use and other	22,359	25,015	—	24,370	1,297
Home equity	3,950	4,707	—	4,784	184
Residential real estate	4,314	5,153	—	4,734	191
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	44	55	—	56	6
Consumer and other	139	141	—	146	12

Total loans, net of unearned income, excluding covered loans	$226,538	$251,230	$21,488	$247,054	$12,470

				For the Six Months Ended
	As of June 30, 2011			June 30, 2011
	Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,620	$29,123	$5,937	$15,843	$742
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	2,087	2,087	1,595	2,108	55
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,116	1,118	293	1,118	28
Commercial construction	2,076	2,501	326	2,258	69
Land	20,427	22,644	5,841	21,127	557
Office	14,427	16,527	4,551	16,090	501
Industrial	159	162	32	160	6
Retail	3,407	4,495	979	3,913	115
Multi-family	2,452	2,458	744	2,465	64
Mixed use and other	11,161	11,352	2,906	11,238	329
Home equity	12,898	13,251	2,143	13,000	333
Residential real estate	5,791	5,921	1,619	5,798	119
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	49	50	9	50	2
Consumer and other	386	386	330	368	9
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,065	$23,716	$—	$19,943	$544
Franchise	1,792	1,792	—	1,792	60
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,522	5,268	—	6,511	257
Commercial construction	11,151	11,151	—	11,428	261
Land	21,486	30,975	—	22,172	959
Office	12,579	12,613	—	12,627	299
Industrial	6,844	7,385	—	7,315	193
Retail	12,373	14,833	—	15,153	458
Multi-family	2,718	6,877	—	5,563	173
Mixed use and other	35,258	39,189	—	37,421	941
Home equity	2,954	3,412	—	3,208	65
Residential real estate	2,667	3,142	—	3,109	87
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	17	24	—	19	1
Consumer and other	371	656	—	566	15

Total impaired loans, net of unearned income, excluding covered loans	$225,853	$273,108	$27,305	$242,363	$7,242

Restructured Loans

At June 30, 2012, the Company had $172.3 million in loans with modified terms. The $172.3 million in modified loans represents 185 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each restructured loan was reviewed for impairment at June 30, 2012 and approximately $3.4 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. The Company recorded $272,000 and $510,000 to interest income during the three months ended and six months ended June 30, 2012, respectively, representing the decrease in impairment calculated by the present value of future cash flows that was the result of the passage of time during the period.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2012 and 2011, respectively, which represent troubled debt restructurings:

Three months ended June 30, 2012 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	10	$12,765	6	$2,328	8	$12,480	4	$10,308	2	$1,486
Commercial real-estate
Residential construction	2	1,651	2	1,651	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	3	3,844	3	3,844	2	3,557	2	3,557	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	3	2,365	3	2,365	2	2,219	1	146	—	—
Residential real estate and other	1	29	1	29	1	29	—	—	1	29

Total loans	19	$20,654	15	$10,217	13	$18,285	7	$14,011	3	$1,515

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.
(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Three months ended June 30, 2011 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	4	$277	4	$277	4	$277	—	$—	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	2	8,934	2	8,934	2	8,934	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	4	1,606	3	662	4	1,606	1	241	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	4	1,286	2	759	3	1,016	2	570	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	13	20,633	10	11,413	10	19,499	2	5,150	—	—
Residential real estate and other	2	409	2	409	1	276	1	276	—	—

Total loans	29	$33,145	23	$22,454	24	$31,608	6	$6,237	—	$—

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.
(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended June 30, 2012, 19 loans totaling $20.7 million were determined to be troubled debt restructurings, compared to 29 loans totaling $33.1 million in the same period of 2011. Of these loans extended at below market terms, the weighted average extension had a term of approximately 14 months during the three months ended June 30, 2012 compared to ten months for the same period of 2011. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 101 basis points and 193 basis points during the three months ending June 30, 2012 and 2011, respectively. Interest-only payment terms were approximately five months and nine months during the three months ending June 30, 2012 and 2011, respectively. Additionally, $420,000 in principal balances were forgiven during the second quarter of 2012 compared to no balances forgiven in the second quarter of 2011.

Six months ended June 30, 2012 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	13	$12,883	7	$2,342	8	$12,480	6	$10,412	2	$1,486
Commercial real-estate
Residential construction	2	1,651	2	1,651	—	—	—	—	—	—
Commercial construction	2	622	2	622	2	622	2	622	—	—
Land	17	31,836	17	31,836	14	30,561	13	26,511	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	5	8,633	5	8,633	5	8,633	4	8,243	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	6	3,637	6	3,637	4	3,430	3	1,275	—	—
Residential real estate and other	5	1,075	4	956	2	147	2	845	1	29

Total loans	50	$60,337	43	$49,677	35	$55,873	30	$47,908	3	$1,515

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.
(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Six months ended June 30, 2011 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	11	$1,962	9	$1,828	8	$859	4	$582	2	$135
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	2	8,934	2	8,934	2	8,934	—	—	—	—
Land	1	1,511	1	1,511	—	—	—	—	—	—
Office	7	4,075	5	2,740	5	1,996	2	1,536	—	—
Industrial	2	3,223	2	3,223	1	1,384	1	1,384	—	—
Retail	4	1,286	2	759	3	1,016	2	570	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	14	20,917	11	11,697	11	19,783	2	5,150	—	—
Residential real estate and other	3	596	2	409	2	463	2	463	—	—

Total loans	44	$42,504	34	$31,101	32	$34,435	13	$9,685	2	$135

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.
(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the six months ended June 30, 2012, 50 loans totaling $60.3 million, were determined to be troubled debt restructurings, compared to 44 loans totaling $42.5 million, in the same period of 2011. Of these loans extended at below market terms, the weighted average extension had a term of approximately eight months during the six months ended June 30, 2012 compared to nine months for the same period of 2011. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 142 basis points and 201 basis points during the six months ending June 30, 2012 and 2011, respectively. Interest-only payment terms were approximately four months and nine months during the six months ending June 30, 2012 and 2011, respectively. Additionally, $420,000 in principal balances were forgiven during the first six months of 2012, compared to $67,000 in the same period of 2011.

The following table presents a summary of all loans restructured during the twelve months ended June 30, 2012 and 2011, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2012		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	26	$17,876	4	$531	4	$531
Commercial real-estate
Residential construction	3	2,756	—	—	—	—
Commercial construction	8	3,827	5	2,227	5	2,227
Land	23	38,296	3	2,081	3	2,081
Office	2	4,795	—	—	—	—
Industrial	3	2,110	2	1,786	2	1,786
Retail	15	26,460	1	1,605	2	3,840
Multi-family	6	4,414	—	—	—	—
Mixed use and other	25	11,429	3	1,158	6	3,441
Residential real estate and other	18	6,397	7	2,273	8	2,722

Total loans	129	$118,360	25	$11,661	30	$16,628

(1)	Total restructured loans represent all loans restructured during the previous twelve months from the date indicated.
(2)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.
(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(Dollars in thousands)	As of June 30, 2011		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	34	$11,581	7	$2,680	10	$3,620
Commercial real-estate
Residential construction	—	—	—	—	—	—
Commercial construction	5	10,940	—	—	1	982
Land	4	4,932	2	3,074	3	3,421
Office	12	12,008	4	5,502	4	5,502
Industrial	4	6,373	—	—	—	—
Retail	7	4,427	2	1,959	3	3,141
Multi-family	3	2,644	—	—	—	—
Mixed use and other	24	30,497	1	166	1	166
Residential real estate and other	5	1,045	2	450	2	450

Total loans	98	$84,447	18	$13,831	24	$17,282

(1)	Total restructured loans represent all loans restructured during the previous twelve months from the date indicated.
(2)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.
(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

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

Instruments issued by the securitization entity included $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). Class B and Class C notes (“Subordinated securities”), which are recorded in the form of zero coupon bonds, were also issued and were retained by the Company.

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

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Cash collateral accounts	$3,362	$4,427	$1,759
Collections and interest funding accounts	655,621	268,165	21,517

Interest-bearing deposits with banks—restricted for securitization investors	$658,983	$272,592	$23,276
Loans, net of unearned income—restricted for securitization investors	$30,080	$412,988	$662,528
Allowance for loan losses	(240)	(1,456)	(2,234)

Net loans—restricted for securitization investors	$29,840	$411,532	$660,294
Other assets	1,607	2,319	2,557

Total assets	$690,430	$686,443	$686,127

Secured borrowings—owed to securitization investors	$600,000	$600,000	$600,000
Other liabilities	560	2,821	4,750

Total liabilities	$600,560	$602,821	$604,750

During the second quarter of 2012, the Company purchased $67.2 million of the Notes in the open market and incurred $148,000 in debt defeasance costs. This defeasance of debt, along with $172.0 million purchased in the first quarter of 2012, effectively reduced the outstanding Notes, on a consolidated basis, to $360.8 million as reflected on the Company’s Consolidated Statements of Condition as secured borrowings owed to securitization investors. The table above details the securitization entity’s assets and liabilities on a stand-alone basis.

The assets of the consolidated securitization entity are subject to credit, payment and interest rate risks on the transferred premium finance receivables—commercial. To protect investors, the securitization structure includes certain features that could result in earlier-than-expected repayment of the securities. Investors are allocated cash flows derived from activities related to the accounts comprising the securitized pool of receivables, the amounts of which reflect finance charges collected net of agent fees, certain fee assessments, and recoveries on charged-off accounts. From these cash flows, investors are reimbursed for charge-offs occurring within the securitized pool of receivables and receive the contractual rate of return and FIFC is paid a servicing fee as servicer. Any cash flows remaining in excess of these requirements are reported to investors as net yield and remitted to the Company. A net yield rate of less than 0% for a three month period would trigger an economic early amortization event. In addition to this performance measurement associated with the transferred loans, there are additional performance measurements and other events or conditions which could trigger an early amortization event. As of June 30, 2012, no economic or other early amortization events have occurred. Apart from the restricted assets related to securitization activities, the investors and the securitization entity have no recourse to the Company’s other assets or credit for a shortage in cash flows.

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

(9) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2012	Goodwill Acquired	Impairment Loss	June 30, 2012
Community banking	$259,336	$1,516	$—	$260,852
Specialty finance	16,095	22,085	—	38,180
Wealth management	30,037	1,827	—	31,864

Total	$305,468	$25,428	$—	$330,896

The Community banking and Wealth management segments’ goodwill increased $1.5 million and $1.8 million, respectively, in 2012 as a result of the acquisition of a bank branch and the trust operations of Suburban. Additionally, the Specialty finance segment’s goodwill increased $22.1 million during this same period as a result of the acquisition of Macquarie Premium Funding Inc.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of June 30, 2012 is as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(559)	(460)	(361)

Net carrying amount	$1,241	$1,340	$1,439

Community banking segment:
Core deposit intangibles:
Gross carrying amount	$36,253	$35,587	$29,808
Accumulated amortization	(23,276)	(21,457)	(19,715)

Net carrying amount	$12,977	$14,130	$10,093

Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,390	$6,790	$—
Accumulated amortization	(395)	(190)	—

Net carrying amount	$6,995	$6,600	$—

Total other intangible assets, net	$21,213	$22,070	$11,532

Estimated amortization
Actual in six months ended June 30, 2012	$2,138
Estimated remaining in 2012	2,120
Estimated—2013	4,070
Estimated—2014	3,581
Estimated—2015	2,083
Estimated—2016	1,558

The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.

The increase in core deposit intangibles from 2011 was related to the FDIC-assisted acquisition of Charter National in the first quarter of 2012 and the acquisition of a bank branch of Suburban in the second quarter of 2012. The core deposit intangibles recognized in connection with these acquisitions are being amortized over a ten-year period on an accelerated basis.

The increase in intangibles within the Wealth management segment was related to the Company’s acquisition of the trust business of Suburban during the first quarter of 2012. The customer list intangible recognized in connection with the Company’s acquisition is being amortized over a ten-year period on a straight-line basis.

Total amortization expense associated with finite-lived intangibles totaled approximately $2.1 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Balance:
Non-interest bearing	$2,047,715	$1,785,433	$1,397,433
NOW	1,780,872	1,698,778	1,530,068
Wealth management deposits	954,319	788,311	737,428
Money market	2,335,238	2,263,253	1,985,661
Savings	958,295	888,592	736,974
Time certificates of deposit	4,981,142	4,882,900	4,871,696

Total deposits	$13,057,581	$12,307,267	$11,259,260

Mix:
Non-interest bearing	16%	15%	12%
NOW	14	14	14
Wealth management deposits	7	6	6
Money market	18	18	18
Savings	7	7	7
Time certificates of deposit	38	40	43

Total deposits	100%	100%	100%

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

(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes

The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Notes payable	$2,457	$52,822	$1,000
Federal Home Loan Bank advances	564,301	474,481	423,500

Other borrowings:
Securities sold under repurchase agreements	352,064	413,333	395,724
Other	23,459	30,420	36,982

Total other borrowings	375,523	443,753	432,706

Secured borrowings—owed to securitization investors	360,825	600,000	600,000
Subordinated notes	15,000	35,000	40,000

Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings, and subordinated notes	$1,318,106	$1,606,056	$1,497,206

At June 30, 2012, the Company had notes payable of $2.5 million. The Company had a $1.0 million outstanding balance of notes payable, with an interest rate of 4.50%, under a $76.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $75.0 million revolving credit facility, maturing on October 26, 2012, and a $1.0 million term loan maturing on June 1, 2015. The Agreement was amended on October 28, 2011, effectively extending the maturity date on the revolving credit facility from October 28, 2011 to October 26, 2012 and increasing the availability under the credit facility from $50.0 million to $75.0 million. At June 30, 2012, there was no balance outstanding on the $75.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points. A commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.

Borrowings under the Agreement are secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2012, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

As a result of the acquisition of Great Lakes Advisors, the Company assumed an unsecured promissory note to a Great Lakes Advisor shareholder (“Promissory Note”) with an outstanding balance of $1.5 million as of June 30, 2012. Under the Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points. As of June 30, 2012, the current interest rate was 1.25%.

Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. In order to achieve lower interest rates and to extend maturities, the Company restructured $292.5 million of FHLB advances, paying $22.4 million in prepayment fees, in the first quarter of 2012. The Company did not restructure any FHLB advances in 2011. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method.

At June 30, 2012 securities sold under repurchase agreements represent $85.5 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $266.6 million of short-term borrowings from brokers. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.

Other borrowings at June 30, 2012 and 2011 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of Tangible Equity Units (TEUs) in December 2010. These junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. See Note 17 – Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs.

During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The QSPE issued $600 million Class A notes that bear an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under TALF. During the first and second quarters of 2012, the Company purchased $172.0 million and $67.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. This defeasance of debt effectively reduced the outstanding Notes to $360.8 million as reflected on the Company’s Consolidated Statements of Condition as secured borrowings owed to securitization investors. See Note 8 — Loan Securitization, for more information on the QSPE.

At June 30, 2012, the Company had an obligation for one subordinated note with a remaining balance of $15.0 million. This subordinated note was issued in October 2005 (funded in May 2006). During the second quarter of 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. The remaining subordinated note as of June 30, 2012 requires an annual principal payment of $5.0 million beginning in the sixth year, with final maturities in the tenth year. The Company may redeem the subordinated note at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.

(12) Junior Subordinated Debentures

As of June 30, 2012, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2012. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 6/30/2012	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.72%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.26%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	3.06%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.42%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.91%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	L+1.63	2.10%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.47%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.47%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.46%	05/2004	05/2034	05/2009

Total			$249,493		2.65%

The junior subordinated debentures totaled $249.5 million at June 30, 2012, December 31, 2011 and June 30, 2011.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2012, the weighted average contractual interest rate on the junior subordinated debentures was 2.65%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of June 30, 2012, was 4.94%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At June 30, 2012, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

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

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to as those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2011 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Intersegment revenue and transfers are generally accounted for at current market prices. The parent and intersegment eliminations reflected parent company information and intersegment eliminations.

The following is a summary of certain operating information for reportable segments:

	Three Months Ended June 30,		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	2012	2011
Net interest income:
Community banking	$123,016	$101,580	$21,436	21%
Specialty finance	29,434	27,974	1,460	5
Wealth management	2,692	886	1,806	204
Parent and inter-segment eliminations	(26,872)	(21,734)	(5,138)	(24)

Total net interest income	$128,270	$108,706	$19,564	18%

Non-interest income:
Community banking	$37,019	$24,967	$12,052	48%
Specialty finance	827	781	46	6
Wealth management	15,964	13,432	2,532	19
Parent and inter-segment eliminations	(2,875)	(2,528)	(347)	(14)

Total non-interest income	$50,935	$36,652	$14,283	39%

Net revenue:
Community banking	$160,035	$126,547	$33,488	26%
Specialty finance	30,261	28,755	1,506	5
Wealth management	18,656	14,318	4,338	30
Parent and inter-segment eliminations	(29,747)	(24,262)	(5,485)	(23)

Total net revenue	$179,205	$145,358	$33,847	23%

Segment profit:
Community banking	$29,414	$10,630	$18,784	177%
Specialty finance	10,969	15,413	(4,444)	(29)
Wealth management	2,484	980	1,504	153
Parent and inter-segment eliminations	(17,272)	(15,273)	(1,999)	(13)

Total segment profit	$25,595	$11,750	$13,845	118%

Segment assets:
Community banking	$16,234,511	$13,768,237	$2,466,274	18%
Specialty finance	3,711,459	3,211,599	499,860	16
Wealth management	96,125	67,262	28,863	43
Parent and inter-segment eliminations	(3,465,813)	(2,431,201)	(1,034,612)	(43)

Total segment assets	$16,576,282	$14,615,897	$1,960,385	13%

	Six Months Ended June 30,		$ Change in	% Change in
(Dollars in thousands)	2012	2011	Contribution	Contribution
Net interest income:
Community banking	$244,150	$202,811	$41,339	20%
Specialty finance	57,625	56,006	1,619	3
Wealth management	4,416	3,439	977	28
Parent and inter-segment eliminations	(52,026)	(43,936)	(8,090)	(18)

Total net interest income	$254,165	$218,320	$35,845	16%

Non-interest income:
Community banking	$68,805	$53,458	$15,347	29%
Specialty finance	1,593	1,498	95	6
Wealth management	31,201	26,430	4,771	18
Parent and inter-segment eliminations	(3,641)	(3,847)	206	5

Total non-interest income	$97,958	$77,539	$20,419	26%

Net revenue:
Community banking	$312,955	$256,269	$56,686	22%
Specialty finance	59,218	57,504	1,714	3
Wealth management	35,617	29,869	5,748	19
Parent and inter-segment eliminations	(55,667)	(47,783)	(7,884)	(16)

Total net revenue	$352,123	$295,859	$56,264	19%

Segment profit:
Community banking	$56,389	$28,271	$28,118	99%
Specialty finance	23,434	27,965	(4,531)	(16)
Wealth management	3,980	2,703	1,277	47
Parent and inter-segment eliminations	(34,998)	(30,787)	(4,211)	(14)

Total segment profit	$48,805	$28,152	$20,653	73%

(14) Derivative Financial Instruments

The Company primarily enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying (such as a rate, security price or price index) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and caps to manage the interest rate risk of certain variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans available-for-sale; and (4) covered call options related to specific investment securities to enhance the overall yield on such securities. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

As required by ASC 815, the Company recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815, including changes in fair value related to the ineffective portion of cash flow hedges, are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are periodically validated by comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans on a best efforts basis) are estimated based on changes in mortgage interest rates from the date of the loan commitment. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of June 30, 2012 and 2011:

	Derivative Assets			Derivative Liabilties
	Fair Value			Fair Value
(Dollars in thousands)	Balance Sheet Location	June 30, 2012	June 30, 2011	Balance Sheet Location	June 30, 2012	June 30, 2011
Derivatives designated as hedging instruments under ASC 815:

Interest rate derivatives designated as Cash Flow Hedges	Other assets	$17	$547	Other liabilities	$9,918	$10,555

Interest rate derivatives designated as Fair Value Hedges	Other assets	$392	$—	Other liabilities	$—	$—

Total derivatives designated as hedging instruments under ASC 815		$409	$547		$9,918	$10,555

Derivatives not designated as hedging instruments under ASC 815:

Interest rate derivatives	Other assets	45,021	17,515	Other liabilities	43,537	18,075
Interest rate lock
commitments	Other assets	8,062	2,243	Other liabilities	3,847	539
Forward commitments to sell
mortgage loans	Other assets	111	691	Other liabilities	4,072	1,420
Foreign exchange contracts	Other assets	63	—	Other liabilities	6	—

Total derivatives not designated as hedging instruments under ASC 815		$53,257	$20,449		$51,462	$20,034

Total derivatives		$53,666	$20,996		$61,380	$30,589

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of payments at the end of each period in which the interest rate specified in the contract exceed the agreed upon strike price. As of June 30, 2012, the Company had four interest rate swaps and two interest rate caps with an aggregate notional amount of $225 million that were designated as cash flow hedges of interest rate risk.

The table below provides details on each of these cash flow hedges as of June 30, 2012:

June 30, 2012
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Gain (Loss)
Interest Rate Swaps:
September 2013	50,000	(2,916)
September 2013	40,000	(2,412)
September 2016	50,000	(3,018)
October 2016	25,000	(1,572)

Total Interest Rate Swaps	165,000	(9,918)

Interest Rate Caps:
September 2014	20,000	6
September 2014	40,000	11

Total Interest Rate Caps	60,000	17

Total Cash Flow Hedges	$225,000	$(9,901)

Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the consolidated statements of comprehensive income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the six months ended June 30, 2012 or June 30, 2011. The Company uses the hypothetical derivative method to assess and measure effectiveness.

A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Unrealized loss at beginning of period	$(10,837)	$(11,202)	$(11,633)	$(13,323)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	1,443	2,197	2,853	4,369
Amount of loss recognized in other comprehensive income	(507)	(1,115)	(1,121)	(1,166)

Unrealized loss at end of period	$(9,901)	$(10,120)	$(9,901)	$(10,120)

As of June 30, 2012, the Company estimates that during the next twelve months, $5.9 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value related to certain of its floating rate assets that contain embedded optionality due to changes in benchmark interest rates, such as LIBOR. The Company uses purchased interest rate caps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate caps designated as fair value hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike price on the contract in exchange for an up-front premium. As of June 30, 2012, the Company had one interest rate cap with a notional amount of $96,529,717 that was designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate assets.

For derivatives designated as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended June 30, 2012, the Company recognized a net loss of $13,000 in other income/expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest income of $18,000 for the three months ended June 30, 2012 related to the Company’s fair value hedges, which includes net settlements on the derivatives and amortization adjustment of the basis in the hedged item. The Company did not have any fair value hedges outstanding prior to the second quarter of 2012.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of June 30, 2012:

Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended June 30,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Three Months Ended June 30,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended June 30,
		2012	2011	2012	2011	2012	2011
Interest rate products	Other income	$(203)	$—	$216	$—	$13	$—

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2012, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $1.8 billion (all interest rate swaps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from December 2012 to January 2033.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2012, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $1.0 billion and interest rate lock commitments with an aggregate notional amount of approximately $541.8 million. Additionally, the Company’s total mortgage loans held-for-sale at June 30, 2012 was $526.1 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of June 30, 2012 the Company held foreign currency derivatives with an aggregate notional amount of approximately $4.5 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2012 or June 30, 2011.

Additionally, in the second quarter of 2012, the Company entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. These interest rate caps manage rising interest rates by transforming fixed rate loans and/or securities to variable if rates continue to rise, while retaining the ability to benefit from a decline in interest rates. The Company held interest rate cap derivatives, which have not been designated as being in hedge relationships, with an aggregate notional amount of $292.0 million as of June 30, 2012.

Amounts included in the consolidated statements of income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative	Location in income statement	2012	2011	2012	2011
Interest rate swaps and floors	Other income	$(948)	$(94)	$(797)	$(628)
Mortgage banking derivatives	Mortgage banking revenue	1,016	(165)	2,363	(1,508)
Covered call options	Other income	3,114	2,287	6,237	4,757

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. The fair value of interest rate derivatives that contain credit-risk related contingent features that were in a net liability position as of June 30, 2012 was $54.3 million. As of June 30, 2012 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $7.3 million of cash and $43.0 million of securities. If the Company had breached any of these provisions at June 30, 2012 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

(15) Fair Values of Assets and Liabilities

The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:

•	Level 1—unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3—significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Available-for-sale and trading account securities—Fair values for available-for-sale and trading securities are typically based on prices obtained from independent pricing vendors. Securities measured with these valuation techniques are generally classified as Level 2 of the fair value hierarchy. Typically, standard inputs such as benchmark yields, reported trades for similar securities, issuer spreads, benchmark securities, bids, offers and reference data including market research publications are used to fair value a security. When these inputs are not available, broker/dealer quotes may be obtained by the vendor to determine the fair value of the security. We review the vendor’s pricing methodologies to determine if observable market information is being used, versus unobservable inputs. Fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy.

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

At June 30, 2012, the Company classified $25.5 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the second quarter of 2012, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2012 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

At June 30, 2012, the Company held $20.2 million of other equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At June 30, 2012, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 2.87%-3.27% with an average of 3.08% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.

Mortgage loans held-for-sale—Mortgage loans originated by Wintrust Mortgage are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At June 30, 2012, the Company classified $6.6 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at June 30, 2012 was 10.25% with discount rates applied ranging from 10%-13.5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 19%-26% or a weighted average prepayment speed of 20.90% used as an input to value the pool of mortgage servicing rights at June 30, 2012. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.

Derivative instruments—The Company’s derivative instruments include interest rate swaps and caps, commitments to fund mortgages for sale into the secondary market (interest rate locks), forward commitments to end investors for the sale of mortgage loans and foreign currency contracts. Interest rate swaps and caps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The fair value for mortgage derivatives is based on changes in mortgage rates from the date of the commitments. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election in the first quarter of 2012 to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$25,243	$—	$25,243	$—
U.S. Government agencies	640,212	—	640,212	—
Municipal	79,728	—	54,191	25,537
Corporate notes and other	158,227	—	158,227	—
Mortgage-backed	255,742	—	255,742	—
Equity securities	37,550	—	17,332	20,218
Trading account securities	608	—	608	—
Mortgage loans held-for-sale	511,566	—	511,566	—
Mortgage servicing rights	6,647	—	—	6,647
Nonqualified deferred compensations assets	5,207	—	5,207	—
Derivative assets	53,666	—	53,666	—

Total	$1,774,396	$—	$1,721,994	$52,402

Derivative liabilities	$61,380	$—	$61,380	$—

	June 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$100,737	$—	$100,737	$—
U.S. Government agencies	683,690	—	683,690	—
Municipal	49,457	—	24,932	24,525
Corporate notes and other	214,252	—	197,939	16,313
Mortgage-backed	365,323	—	362,639	2,684
Equity securities	42,967	—	12,076	30,891
Trading account securities	509	—	337	172
Mortgage loans held-for-sale	133,083	—	133,083	—
Mortgage servicing rights	8,762	—	—	8,762
Nonqualified deferred compensations assets	4,564	—	4,564	—
Derivative assets	20,996	—	20,996	—

Total	$1,624,340	$—	$1,540,993	$83,347

Derivative liabilities	$30,589	$—	$30,589	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2012 and 2011 for mortgage loans held-for-sale measured at fair value was $500.4 million and $129.6 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $511.6 million and $133.1 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of June 30, 2012 and 2011.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2012 are summarized as follows:

			Mortgage
		Equity	servicing
(Dollars in thousands)	Municipal	securities	rights
Balance at March 31, 2012	$25,535	$21,224	$7,201
Total net gains (losses) included in:
Net income (1)	—	—	(554)
Other comprehensive income	34	(1,006)	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(32)	—	—
Net transfers into/(out of) Level 3	—	—	—

Balance at June 30, 2012	$25,537	$20,218	$6,647

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

			Mortgage
		Equity	servicing
(Dollars in thousands)	Municipal	securities	rights
Balance at January 1, 2012	$24,211	$18,971	$6,700
Total net gains (losses) included in:
Net income (1)	—	—	(53)
Other comprehensive income	36	1,247	—
Purchases	3,840	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(148)	—	—
Net transfers into/(out of) Level 3 (2)	(2,402)	—	—

Balance at June 30, 2012	$25,537	$20,218	$6,647

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
(2)	During the first quarter of 2012, one municipal security was transferred out of Level 3 into Level 2 as observable market information was available that market participants would use in pricing these securities. Transfers out of Level 3 are recognized at the end of the reporting period.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2011 are summarized as follows:

(Dollars in thousands)	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights
Balance at March 31, 2011	$15,594	$9,713	$2,723	$28,745	$640	$9,448
Total net gains (losses) included in:
Net income (1)	—	(146)	(39)	—	—	(686)
Other comprehensive income	(748)	—	—	346	—	—
Purchases	5,181	6,746	—	1,800	—	—
Issuances	—	—	—	—	—	—
Sales	(5)	—	—	—	(468)	—
Settlements	—	—	—	—	—	—
Net transfers into Level 3 (2)	4,503	—	—	—	—	—

Balance at June 30, 2011	$24,525	$16,313	$2,684	$30,891	$172	$8,762

(1)	Income for Corporate notes, other debt and mortgage-backed is recognized as a component of interest income on securities. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
(2)	The transfer of Municipal securities into Level 3 is the result of the use of unobservable inputs that reflect the Company's own assumptions that maket participants would use in pricing these securities.

(Dollars in thousands)	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights
Balance at January 1, 2011	$16,416	$9,841	$2,460	$28,672	$4,372	$8,762
Total net gains (losses) included in:
Net income (1)	—	(274)	(53)	—	—	—
Other comprehensive income	(748)	—	—	419	—	—
Purchases	9,138	6,746	277	1,800	—	—
Issuances	—	—	—	—	—	—
Sales	(4,784)	—	—	—	(4,200)	—
Settlements	—	—	—	—	—	—
Net transfers into Level 3 (2)	4,503	—	—	—	—	—

Balance at June 30, 2011	$24,525	$16,313	$2,684	$30,891	$172	$8,762

(1)	Income for Corporate notes, other debt and mortgage-backed is recognized as a component of interest income on securities. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
(2)	The transfer of Municipal securities into Level 3 is the result of the use of unobservable inputs that reflect the Company's own assumptions that maket participants would use in pricing these securities.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2012.

	June 30, 2012				Three Months Ended June 30, 2012 Fair Value Losses Recognized	Six Months Ended June 30, 2012 Fair Value Losses Recognized
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$175,695	$—	$—	$175,695	$6,897	$12,862
Other real estate owned (1)	72,553	—	—	72,553	7,124	14,452
Mortgage loans held-for-sale, at lower of cost or market	14,538	—	14,538	—	—	—

Total	$262,786	$—	$14,538	$248,248	$14,021	$27,314

(1)	Fair value losses recognized on other real estate owned include valuation adjustments and charge-offs during the respective period.

Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. A loan restructured in a troubled debt restructuring is an impaired loan according to applicable accounting guidance. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs, are generally used on real estate collateral-dependent impaired loans.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At June 30, 2012, the Company had $264.7 million of impaired loans classified as Level 3. Of the $264.7 million of impaired loans, $175.7 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $89.0 million were valued based on discounted cash flows in accordance with ASC 310.

Other real estate owned—Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.

Similar to impaired loans, the Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for other real estate owned. At June 30, 2012, the Company had $72.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The impairment adjustments applied to other real estate owned range from 0%-54% of the carrying value prior to impairment adjustments at June 30, 2012, with a weighted average input of 9.8%. An increased impairment adjustment applied to the carrying value results in a decreased valuation.

Mortgage loans held-for-sale, at lower of cost or market—Fair value is based on either quoted prices for the same or similar loans, or values obtained from third parties, or is estimated for portfolios of loans with similar financial characteristics and is therefore considered a Level 2 valuation.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2012 were as follows:

			Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
(Dollars in thousands)
	Fair Value	Valuation Methodology
Measured at fair value on a recurring basis:
Municipal Securities	$25,537	Bond pricing	Equivalent rating	BBB-AAA	N/A	Increase
Other Equity Securities	20,218	Discounted cash flows	Discount rate	2.87%-3.27%	3.08%	Decrease
Mortgage Servicing Rights	6,647	Discounted cash flows	Discount rate	10%-13.5%	10.25%	Decrease
			Constant prepayment rate (CPR)	19%-26%	20.90%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	175,695	Appraisal value	N/A	N/A	N/A	N/A

Other real estate owned	72,553	Appraisal value	Property specific impairment adjustment	0%-54%	9.82%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2012		At December 31, 2011
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$191,756	$191,756	$169,704	$169,704
Interest bearing deposits with banks	1,117,888	1,117,888	749,287	749,287
Available-for-sale securities	1,196,702	1,196,702	1,291,797	1,291,797
Trading account securities	608	608	2,490	2,490
Brokerage customer receivables	31,448	31,448	27,925	27,925
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	92,792	92,792	100,434	100,434
Mortgage loans held-for-sale, at fair value	511,566	511,566	306,838	306,838
Mortgage loans held-for-sale, at lower of cost or market	14,538	14,752	13,686	13,897
Total loans	11,816,904	12,510,167	11,172,745	11,590,729
Mortgage servicing rights	6,647	6,647	6,700	6,700
Nonqualified deferred compensation assets	5,207	5,207	4,299	4,299
Derivative assets	53,666	53,666	38,607	38,607
FDIC indemnification asset	222,568	222,568	344,251	344,251
Accrued interest receivable and other	146,360	146,360	147,207	147,207

Total financial assets	$15,408,650	$16,102,127	$14,375,970	$14,794,165

Financial Liabilities
Non-maturity deposits	$8,076,439	8,076,439	$7,424,367	$7,424,367
Deposits with stated maturities	4,981,142	5,010,700	4,882,900	4,917,740
Notes payable	2,457	2,457	52,822	52,822
Federal Home Loan Bank advances	564,301	574,231	474,481	507,368
Subordinated notes	15,000	15,000	35,000	35,000
Other borrowings	375,523	375,523	443,753	443,753
Secured borrowings—owed to securitization investors	360,825	361,918	600,000	603,294
Junior subordinated debentures	249,493	250,402	249,493	185,199
Derivative liabilities	61,380	61,380	50,081	50,081
Accrued interest payable and other	12,398	12,398	12,952	12,952

Total financial liabilities	$14,698,958	$14,740,448	$14,225,849	$14,232,576

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

(16) Stock-Based Compensation Plans

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of March 31, 2012, assuming all performance-based shares will be exercised at the maximum levels, 1,353,268 shares were available for future grants. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.

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

The Long-Term Incentive Program (“LTIP”), which is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity, is administered under the 2007. The target awards include three components – time vested nonqualified stock options, performance-vested stock awards and performance-vested cash awards. The first grant of these awards was made in August 2011 and a second grant was made in January 2012. It is anticipated that LTIP awards will be granted annually. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. The performance stock awards and performance cash awards are measured based on the achievement of pre-established targets at the end of the performance period, which will generally be three years from the date of grant. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target award. The first grant of these awards, made in August 2011, has a final performance measurement date of December 31, 2013, resulting in an initial period of less than three years. The performance-based awards granted in 2012 have a final performance measurement date of December 31, 2014.

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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the six month period ending June 30, 2012. No options were granted in the six months ending June 30, 2011.

Six Months Ended
June 30,
2012
Expected dividend yield	0.6%
Expected volatility	62.6%
Risk-free rate	0.7%
Expected option life (in years)	4.5

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

Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.3 million and $922,000, in the second quarters of 2012 and 2011, respectively, and $4.6 million and $2.0 million for the 2012 and 2011 year-to-date periods, respectively.

A summary of stock option activity under the Plans for the six months ended June 30, 2012 and June 30, 2011 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2012	2,064,534	$38.83
Granted	244,654	31.01
Exercised	(402,557)	19.94
Forfeited or canceled	(33,561)	40.79

Outstanding at June 30, 2012	1,873,070	$41.83	3.4	$3,679

Exercisable at June 30, 2012	1,378,377	$45.53	2.4	$1,677

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2011	2,040,701	$38.92
Granted	—	—
Exercised	(45,233)	15.66
Forfeited or canceled	(95,049)	46.59

Outstanding at June 30, 2011	1,900,419	$39.09	2.8	$6,589

Exercisable at June 30, 2011	1,723,012	$39.86	2.6	$6,099

(1)	Represents the weighted average contractual life remaining in years.
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

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2012 was $14.92. The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 and 2011, was $4.7 million and $769,000, respectively.

A summary of restricted share and performance-vested stock award activity under the Plans for the six months ended June 30, 2012 and June 30, 2011 is presented below:

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	336,709	$38.29	299,040	$39.44
Granted	85,057	30.99	75,785	33.57
Vested and issued	(109,758)	34.61	(25,014)	34.02
Forfeited	(959)	30.98	(1,500)	35.48

Outstanding at June 30	311,049	$37.62	348,311	$38.57

Vested, but not issuable at June 30	85,069	$51.86	85,000	$51.88

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	72,158	$33.25	—	$—
Granted	117,662	31.01	—	—
Vested and issued	—	—	—	—
Net change due to estimated performance	(6,887)	33.25	—	—
Forfeited	(3,390)	31.87	—	—

Outstanding at June 30	179,543	$31.81	—	$—

The number of performance-vested shares outstanding in the above table reflects the estimated number of shares to be issued based on management’s current assessment of attaining the pre-established performance measures. At June 30, 2012, the maximum number of performance-vested shares that could be issued based on the grants made to date was 427,960 shares.

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

The Company previously issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. In March 2012, 18,000 warrants were exercised. As a result, warrants outstanding totaled 1,000 at June 30, 2012 and 19,000 at June 30, 2011. The expiration date on these remaining outstanding warrants is February 2013.

The following table summarizes the components of other comprehensive income (loss), including the related income tax effects, for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2012	$1,772	$(6,602)	$—	$(4,830)
Other comprehensive income during the period	4,135	565	2,101	6,801

Balance at June 30, 2012	$5,907	$(6,037)	$2,101	$1,971

Balance at January 1, 2012	$4,204	$(7,082)	$—	$(2,878)
Other comprehensive income during the period	1,703	1,045	2,101	4,849

Balance at June 30, 2012	$5,907	$(6,037)	$2,101	$1,971

Balance at April 1, 2011	$3,428	$(6,887)	$—	$(3,459)
Other comprehensive income during the period	6,941	650	—	7,591

Balance at June 30, 2011	$10,369	$(6,237)	$—	$4,132

Balance at January 1, 2011	$2,679	$(8,191)	$—	$(5,512)
Other comprehensive income during the period	7,690	1,954	—	9,644

Balance at June 30, 2011	$10,369	$(6,237)	$—	$4,132

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

			For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)			2012	2011	2012	2011
Net income			$25,595	$11,750	$48,805	$28,152
Less: Preferred stock dividends and discount accretion			2,644	1,033	3,890	2,064

Net income applicable to common shares—Basic	(A	)	22,951	10,717	44,915	26,088
Add: Dividends on convertible preferred stock, if dilutive			—	—	—	—

Net income applicable to common shares—Diluted	(B	)	22,951	10,717	44,915	26,088

Weighted average common shares outstanding	(C	)	36,329	34,971	36,266	34,950
Effect of dilutive potential common shares			7,770	8,438	7,723	8,437

Weighted average common shares and effect of dilutive potential common shares	(D	)	44,099	43,409	43,989	43,387

Net income per common share:
Basic	(A/C	)	$0.63	$0.31	$1.24	$0.75

Diluted	(B/D	)	$0.52	$0.25	$1.02	$0.60

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

(18) Subsequent Events

On July 20, 2012, the Company announced that it wholly-owned subsidiary bank, Hinsdale Bank & Trust Company (“Hinsdale Bank”), assumed the deposits and banking operations of Second Federal Savings and Loan Association of Chicago (“Second Federal”) in an FDIC-assisted transaction. Second Federal operated three locations in Illinois: two in Chicago (Brighton Park and Little Village neighborhoods) and one in Cicero, and had $175.9 million in total deposits as of March 31, 2012. Hinsdale Bank assumed substantially all of Second Federal’s non-brokered deposits at a premium of $100,000.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 2012 compared with December 31, 2011 and June 30, 2011, and the results of operations for the three and six month periods ended June 30, 2012 and 2011, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the Risk Factors discussed herein and under Item 1A of the Company’s 2011 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community banking services, primarily in the Chicago metropolitan area and southeastern Wisconsin, and operates other financing businesses on a national basis and Canada through several non-bank subsidiaries. Additionally, Wintrust offers a full array of wealth management services primarily to customers in the Chicago metropolitan area and southeastern Wisconsin.

Overview

Second Quarter Highlights

The Company recorded net income of $25.6 million for the second quarter of 2012 compared to $11.8 million in the second quarter of 2011. The results for the second quarter of 2012 demonstrate continued operating strengths as loans outstanding increased, credit quality measures remained stable and our deposit funding base mix continued its beneficial shift toward an aggregate lower cost of funds. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market. For more information, see “Overview—Recent Acquisition Transactions.”

The Company increased its loan portfolio, excluding covered loans and loans held for sale, from $9.9 billion at June 30, 2011 and $10.5 billion at December 31, 2011, to $11.2 billion at June 30, 2012. This increase was primarily a result of the Company’s commercial banking initiative, growth in the premium finance receivables – commercial portfolio and the acquisition of a Canadian insurance premium financing company. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. The Company also acquired a Canadian insurance premium funding company in the second quarter of 2012. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2012, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources, including the Company’s first quarter 2012 issuance of preferred stock, see “Stock Offerings” below. At June 30, 2012, the Company had over $1.3 billion in overnight liquid funds and interest-bearing deposits with banks.

The Company recorded net interest income of $128.3 million in the second quarter of 2012 compared to $108.7 million in the second quarter of 2011. The higher level of net interest income recorded in the second quarter of 2012 compared to the second quarter of 2011 resulted from an increase in average earning assets and the positive re-pricing of retail interest-bearing deposits along with a more favorable deposit mix. Average earning assets for the second quarter of 2012 increased by $1.9 billion compared to the second quarter of 2011. Average earning asset growth over the past 12 months was primarily a result of the $1.4 billion increase in average loans, excluding covered loans, $241.7 million of average covered loan growth from the FDIC-assisted bank acquisitions and a $192.2 million increase in average liquidity management and other earning assets. The $1.4 billion increase in average loans was, in turn, comprised primarily of a $563.7 million increase in average commercial loans, a $230.1 million increase in average commercial real estate loans, a $245.7 million increase in average commercial insurance premium finance loans, and an increase in average residential real estate loans, which includes mortgages held for sale, of $343.6 million, partially offset by a decrease in average home equity loans of $57.8 million. The shift in growth over the past 12 months toward commercial loans reflects the Company’s commercial initiatives as well as loans acquired in the acquisition of Elgin State Bank. The average earning asset growth of $1.9 billion over the past 12 months was primarily funded by a $1.3 billion increase in the average balances of interest-bearing deposits and an increase in the average balance of net free funds of $588.8 million.

Non-interest income totaled $50.9 million in the second quarter of 2012 increasing $14.3 million, or 39%, compared to the second quarter of 2011. The increase in the second quarter of 2012 compared to the second quarter of 2011 was primarily attributable to higher mortgage banking and wealth management revenues, partially offset by a decrease in bargain purchase gains and trading losses. Mortgage banking revenue increased $12.8 million when compared to the second quarter of 2011. The increase in mortgage banking revenue in the current quarter as compared to the second quarter of 2011 resulted primarily from an increase in gains on sales of loans, which was driven by higher origination volumes in the current quarter due to a favorable mortgage interest rate environment. Loans sold to the secondary market were $854 million in the second quarter of 2012 compared to $459 million in the second quarter of 2011 (see “Non-Interest Income” section later in this document for further detail).

Non-interest expense totaled $117.2 million in the second quarter of 2012, increasing $20.0 million, or 21%, compared to the second quarter of 2011. The increase compared to the second quarter of 2011 was primarily attributable to a $15.1 million increase in salaries and employee benefits. Salaries and employee benefits expense increased primarily as a result of a $5.2 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows, an $8.7 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program and a $1.2 million increase from employee benefits (primarily health plan and payroll taxes related).

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

In particular:

•

The Company’s provision for credit losses in the second quarter of 2012 totaled $20.7 million, a decrease of $8.5 million when compared to the second quarter of 2011. Net charge-offs decreased to $17.4 million in the second quarter of 2012 compared to $26.0 million for the same period in 2011.

•

The Company’s allowance for loan losses, excluding covered loans, totaled $111.9 million at June 30, 2012, reflecting a decrease of $5.4 million, or 5%, when compared to the same period in 2011 and an increase of $1.5 million, or 1%, when compared to December 31, 2011. At June 30, 2012, approximately $53.8 million, or 48%, of the allowance for loan losses was associated with commercial real estate loans and another $27.0 million, or 24%, was associated with commercial loans. The decrease in the allowance for loan losses, excluding covered loans, in the current period compared to the prior year period reflects the improvements in credit quality metrics in 2012.

•

The Company has significant exposure to commercial real estate. At June 30, 2012, $3.7 billion, or 31%, of our loan portfolio, excluding covered loans, was commercial real estate, with more than 91% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. As of June 30, 2012, the commercial real estate loan portfolio was comprised of $366.7 million related to land, residential and commercial construction, $570.4 million related to office buildings, $562.8 million related to retail, $598.2 million related to industrial use, $337.8 million related to multi-family and $1.2 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of June 30, 2012, the Company had approximately $56.1 million of non-performing commercial real estate loans representing approximately 1.5% of the total commercial real estate loan portfolio. $17.4 million, or 31%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•

Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $120.9 million (of which $56.1 million, or 46%, was related to commercial real estate) at June 30, 2012, a decrease of approximately $35.2 million compared to June 30, 2011. This decrease was a result of non-performing loan settlements and a lower level of non-performing loan inflows during the current period.

•	The Company’s other real estate owned, excluding covered other real estate owned, decreased by $10.2 million, to $72.6 million during the second quarter of 2012, from $82.8 million at June 30, 2011. The decrease in other real estate owned in the second quarter of 2012 compared to the same period in the prior year is primarily a result of disposals during 2012. The $72.6 million of other real estate owned as of June 30, 2012 was comprised of $13.5 million of residential real estate development property, $51.3 million of commercial real estate property and $7.8 million of residential real estate property.

An acceleration or continuation of real estate valuation and macroeconomic deterioration could result in higher default levels, a significant increase in foreclosure activity, and a material decline in the value of the Company’s assets.

During the quarter, Management continued its strategic efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $143.4 million as of June 30, 2012, decreasing $4.5 million compared to the balance of $147.9 million as of December 31, 2011. Fluctuations from period to period in loans that are past due 30 days or more and still accruing interest are primarily the result of timing of payments for loans with near term delinquencies (i.e. 30-89 days past-due).

At June 30, 2012, the Company had a $2.9 million estimated liability on loans expected to be repurchased from loans sold to investors compared to a $8.1 million liability as of June 30, 2011. The decrease in the liability is a result of negotiated settlements and lower loss estimates on future indemnification requests. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In addition, during the second quarter of 2012, the Company restructured certain loans in the amount of $20.7 million by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At June 30, 2012, approximately $172.3 million in loans had terms modified, with $156.6 million of these modified loans in accruing status.

Trends in Our Three Operating Segments During the Second Quarter

Community Banking

Net interest income and margin. Net interest income totaled $128.3 million for the second quarter of 2012 compared to $125.9 million for the first quarter of 2012 and $108.7 million for the second quarter of 2011. The net interest margin for the second quarter of 2012 was 3.51% compared to 3.55% for the first quarter of 2012 and 3.40% for the second quarter of 2011. The four basis point decrease in net interest margin in the second quarter of 2012 compared to the first quarter of 2012 resulted from lower yields on liquidity management assets and loans and lower market yields on mortgages held for sale, partially offset by the positive re-pricing of retail interest-bearing deposits along with a more favorable deposit mix.

The 11 basis point increase in the second quarter of 2012 compared to the second quarter of 2011 was primarily attributable to a 31 basis point decline in the cost of interest-bearing deposits and a 95 basis point decline in the cost of wholesale borrowings over the last 12 months. Partially offsetting this was a 41 basis point decline in our yield on average total loans, excluding covered loans, as a result of an interest rate environment that has not been favorable for loan pricing in the banking industry.

Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.

Level of non-performing loans and other real estate owned. Given the current economic conditions, problem loan expenses have been at elevated levels in recent years. However, other real-estate owned decreased in the second quarter of 2012 as compared to the first quarter of 2012 and second quarter of 2011. Non-performing loans decreased in the second quarter of 2012 as compared to the second quarter of 2011, but increased compared to the first quarter of 2012. The decrease in non-performing loans in the current quarter compared to the prior year quarter is a result of improvement in credit quality in 2012. However, non-performing loans increased in the current quarter compared to the first quarter of 2012 primarily due to one credit relationship in the current quarter totaling $13 million.

Mortgage banking revenue. Mortgage banking revenue increased $7.1 million when compared to the first quarter of 2012 and increased $12.8 million when compared to the second quarter of 2011. The increase in the current quarter as compared to the first quarter of 2012 and the second quarter of 2011 resulted primarily from an increase in gains on sales of loans, which was driven by higher origination volumes in the current quarter due to a favorable mortgage interest rate environment.

For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Specialty Finance

Financing of Commercial Insurance Premiums. FIFC originated approximately $1.1 billion in commercial insurance premium finance loans in the second quarter of 2012 relatively unchanged compared to $1.0 billion in the first quarter of 2012 and $902.8 million in the second quarter of 2011.

The Company acquired a Canadian insurance premium funding company in the second quarter of 2012. For more information on this transaction, see “Overview—Recent Acquisition Transactions.”

Financing of Life Insurance Premiums. FIFC originated approximately $96.4 million in life insurance premium finance loans in the second quarter of 2012 compared to $112.8 million in the first quarter of 2012, and compared to $121.1 million in the second quarter of 2011. The decline in originations in the second quarter of 2012 from the first quarter of 2012 and second quarter of 2011 was a result of a decrease in the demand for life insurance financing during the current period due in part to the uncertainty regarding prospective tax law changes.

For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Wealth Management Activities

The wealth management segment recorded higher revenues in the second quarter of 2012 compared to the second quarter of 2011 primarily as a result of the acquisition of Great Lakes Advisors, Inc. (“Great Lakes Advisors”) and the acquisition of a community bank trust operation. For more information on the Great Lakes Advisors transaction, see “Overview—Recent Acquisition Transactions.”

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

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification assets, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. The FDIC-assisted transactions resulted in bargain purchase gains of $785,000 for Charter National, $27.4 million for First Chicago, $8.6 million for TBOC and $2.0 million for CFBC, which are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.

Other Completed Transactions

Acquisition of Macquarie Premium Funding Inc.

On June 8, 2012, the Company, through its wholly-owned subsidiary Lake Forest Bank and Trust Company (“Lake Forest Bank”), completed its acquisition of Macquarie Premium Funding Inc., the Canadian insurance premium funding unit of Macquarie Group. Through this transaction, Lake Forest Bank acquired approximately $213 million of gross premium finance receivables outstanding. The Company recorded goodwill of approximately $22 million on the acquisition.

Acquisition of a Branch of Suburban Bank & Trust

On April 13, 2012, the Company’s wholly-owned subsidiary bank, Old Plank Trail Community Bank (“Old Plank Trail Bank”), completed its acquisition of a branch of Suburban Bank & Trust Company (“Suburban”) located in Orland Park, Illinois. Through this transaction, Old Plank Trail Bank acquired approximately $52 million of deposits and $3 million of loans. The Company recorded goodwill of $1.5 million on the branch acquisition.

Acquisition of the Trust Operations of Suburban Bank & Trust

On March 30, 2012, the Company’s wholly-owned subsidiary, The Chicago Trust Company, N.A. (“CTC”), completed its acquisition of the trust operations of Suburban. Through this transaction, CTC acquired trust accounts having assets under administration of approximately $160 million, in addition to land trust accounts and various other assets. The Company recorded goodwill of $1.8 million on this acquisition.

Acquisition of Elgin State Bank

On September 30, 2011, the Company completed its acquisition of Elgin State Bancorp, Inc. (“ESBI”). ESBI was the parent company of Elgin State Bank, which operated three banking locations in Elgin, Illinois. As part of the transaction, Elgin State Bank merged into the Company’s wholly-owned subsidiary bank, St. Charles Bank & Trust Company (“St. Charles”), and the three acquired banking locations are operating as branches of St. Charles under the brand name Elgin State Bank. Elgin State Bank had approximately $263.2 million in assets and $241.1 million in deposits at September 30, 2011. The Company recorded goodwill of approximately $5.0 million on the acquisition.

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

Stock Offerings

On March 14, 2012, the Company announced the pricing of 126,500 shares, or $126,500,000 aggregate liquidation preference, of Non-Cumulative Perpetual Convertible Preferred Stock, Series C (“Series C Preferred Stock”). Dividends will be payable on the Series C Preferred Stock when, as, and if, declared by Wintrust’s Board of Directors on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year at a rate of 5.00% per year on the liquidation preference of $1,000 per share.

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

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures for the three and six months ended June 30, 2012, as compared to the same period last year, are shown below:

	Three Months	Three Months	Percentage (%) or
	Ended	Ended	Basis Point (bp)
(Dollars in thousands, except per share data)	June 30, 2012	June 30, 2011	Change
Net income	$25,595	$11,750	118%
Net income per common share—Diluted	0.52	0.25	108

Net revenue (1)	179,205	145,358	23
Net interest income	128,270	108,706	18

Pre-tax adjusted earnings (2) (6)	68,841	52,860	30

Net interest margin (2)	3.51%	3.40%	11	bp
Net overhead ratio (2) (3)	1.63	1.72	(9)
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.46	1.59	(13)
Efficiency ratio (2) (4)	65.63	67.22	(159)
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	61.38	62.81	(143)
Return on average assets	0.63	0.33	30
Return on average common equity	6.08	3.05	303

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percentage (%) or Basis Point (bp) Change
Net income	$48,805	$28,152	73%
Net income per common share—Diluted	1.02	0.60	70

Net revenue (1)	352,123	295,859	19
Net interest income	254,165	218,320	16

Pre-tax adjusted earnings (2) (6)	132,529	103,892	28

Net interest margin (2)	3.53%	3.44%	9	bp
Net overhead ratio (2) (3)	1.71	1.69	2
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.44	1.29	15
Efficiency ratio (2) (4)	66.91	66.11	80
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	61.83	63.18	(135)
Return on average assets	0.61	0.40	21
Return on average common equity	5.99	3.76	223

At end of period
Total assets	$16,576,282	$14,615,897	13%
Total loans, excluding loans held-for-sale, excluding covered loans	11,202,842	9,925,077	13
Total loans, including loans held-for-sale, excluding covered loans	11,728,946	10,064,041	17
Total deposits	13,057,581	11,259,260	16
Junior subordinated debentures	249,493	249,493	—
Total shareholders’ equity	1,722,074	1,473,386	17
Tangible common equity ratio (TCE) (2)	7.4%	7.9%	(50	)bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.4	8.2	20
Book value per common share (2)	$35.86	$33.63	7%
Tangible common book value per share (2)	27.69	26.67	4
Market price per common share	35.50	32.18	10

Excluding covered loans:
Allowance for loan losses to total loans (5)	1.00%	1.18%	(18	)bp
Allowance for credit losses to total loans (5)	1.11	1.21	(10)
Non-performing loans to total loans	1.08	1.57	(49)

(1)	Net revenue is net interest income plus non-interest income.
(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.
(3)	The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.
(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.
(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.
(6)	Pre-tax adjusted earnings excludes the provision for credit losses and certain significant items.

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

The net overhead ratio and the efficiency ratio are primarily reviewed by the Company based on pre-tax adjusted earnings. The Company believes that these measures provide a more meaningful view of the Company’s operating efficiency and expense management. The net overhead ratio, based on pre-tax adjusted earnings, is calculated by netting total adjusted non-interest expense and total adjusted non-interest income, annualizing this amount, and dividing it by total average assets. Adjusted non-interest expense is calculated by subtracting OREO expenses, covered loan collection expense, defeasance cost and seasonal payroll tax fluctuation. Adjusted non-interest income is calculated by adding back the recourse obligation on loans previously sold and subtracting gains or adding back losses on investment partnerships, bargain purchase, trading and available-for-sale securities activity.

The efficiency ratio, based on pre-tax adjusted earnings, is calculated by dividing adjusted non-interest expense by adjusted taxable-equivalent net revenue. Adjusted taxable-equivalent net revenue is comprised of fully taxable equivalent net interest income and adjusted non-interest income.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$155,691	$145,445	$312,177	$293,225
Taxable-equivalent adjustment:
—Loans	135	110	269	226
—Liquidity management assets	333	296	662	591
—Other earning assets	3	2	6	5

Interest Income—FTE	$156,162	$145,853	$313,114	$294,047
(B) Interest Expense (GAAP)	27,421	36,739	58,012	74,905

Net interest income—FTE	128,741	109,114	255,102	219,142

(C) Net Interest Income (GAAP) (A minus B)	$128,270	$108,706	$254,165	$218,320

(D) Net interest margin (GAAP)	3.49%	3.38%	3.52%	3.42%
Net interest margin—FTE	3.51%	3.40%	3.53%	3.44%

(E) Efficiency ratio (GAAP)	65.80%	67.41%	67.09%	66.30%
Efficiency ratio—FTE	65.63%	67.22%	66.91%	66.11%
Efficiency ratio—Based on pre-tax adjusted earnings	61.38%	62.81%	61.83%	63.18%

(F) Net Overhead ratio (GAAP)	1.63%	1.72%	1.71%	1.69%
Net Overhead ratio—Based on pre-tax adjusted earnings	1.46%	1.59%	1.44%	1.29%

Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,722,074	$1,473,386
(G) Less: Preferred stock	(176,337)	(49,704)
Less: Intangible assets	(352,109)	(294,833)

(H) Total tangible shareholders’ equity	$1,193,628	$1,128,849

Total assets	$16,576,282	$14,615,897
Less: Intangible assets	(352,109)	(294,833)

(I) Total tangible assets	$16,224,173	$14,321,064

Tangible common equity ratio (H/I)	7.4%	7.9%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.4%	8.2%

Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$41,329	$18,965	$79,088	$46,013
Add: Provision for credit losses	20,691	29,187	38,091	54,531
Add: OREO expenses, net	5,848	6,577	13,026	12,385
Add: Recourse obligation on loans previously sold	(36)	(916)	—	(813)
Add: Covered loan collection expense	1,323	806	2,722	1,551
Add: Defeasance cost	148	—	996	—
Add: Seasonal payroll tax fluctuation	(271)	(131)	1,994	1,713
Less: (Gain) loss from investment partnerships	(65)	240	(1,460)	(116)
Less: Gain on bargain purchases, net	55	(746)	(785)	(10,584)
Less: Trading losses, net	928	30	782	470
Less: Gains on available-for-sale securities, net	(1,109)	(1,152)	(1,925)	(1,258)

Pre-tax adjusted earnings	$68,841	$52,860	$132,529	$103,892

Calculation of book value per share
Total shareholders’ equity	$1,722,074	$1,473,386
Less: Preferred stock	(176,337)	(49,704)

(J) Total common equity	$1,545,737	$1,423,682

Actual common shares outstanding	36,341	34,988
Add: TEU conversion shares	6,760	7,342

(K) Common shares used for book value calculation	43,101	42,330

Book value per share (J/K)	$35.86	$33.63
Tangible common book value per share (H/K)	$27.69	$26.67

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

Net Income

Net income for the quarter ended June 30, 2012 totaled $25.6 million, an increase of $13.8 million, or 118%, compared to the second quarter of 2011. On a per share basis, net income for the second quarter of 2012 totaled $0.52 per diluted common share compared to $0.25 in the second quarter of 2011.

The most significant factors impacting net income for the second quarter of 2012 as compared to the same period in the prior year include increased mortgage banking revenues due to higher origination volumes and better pricing in 2012, increased interest income and fees on loans due to portfolio growth, along with reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base. These improvements were partially offset by an increase in salary expense caused by the addition of employees from acquisitions. The return on average common equity for the second quarter of 2012 was 6.08%, compared to 3.05% for the prior year second quarter.

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

Quarter Ended June 30, 2012 compared to the Quarter Ended June 30, 2011

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2012 as compared to the second quarter of 2011 (linked quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,781,730	$11,693	1.69%	$2,591,398	$13,198	2.04%
Other earning assets (2) (3) (7)	30,761	233	3.04	28,886	208	2.89
Loans, net of unearned income (2) (4) (7)	11,300,395	130,293	4.64	9,859,789	124,047	5.05
Covered loans	659,783	13,943	8.50	418,129	8,400	8.06

Total earning assets (7)	$14,772,669	$156,162	4.25%	$12,898,202	$145,853	4.54%

Allowance for loan and covered loan losses	(134,077)			(125,537)
Cash and due from banks	152,118			135,670
Other assets	1,528,497			1,196,801

Total assets	$16,319,207			$14,105,136

Interest-bearing deposits	$10,815,018	$17,273	0.64%	$9,491,778	$22,404	0.95%
Federal Home Loan Bank advances	514,513	2,867	2.24	421,502	4,010	3.82
Notes payable and other borrowings	422,146	2,274	2.17	338,304	2,715	3.22
Secured borrowings—owed to securitization investors	407,259	1,743	1.72	600,000	2,994	2.00
Subordinated notes	23,791	126	2.10	45,440	194	1.69
Junior subordinated notes	249,493	3,138	4.97	249,493	4,422	7.01

Total interest-bearing liabilities	$12,432,220	$27,421	0.890%	$11,146,517	$36,739	1.32%

Non-interest bearing deposits	1,993,880			1,349,549
Other liabilities	197,667			148,999
Equity	1,695,440			1,460,071

Total liabilities and shareholders’ equity	$16,319,207			$14,105,136

Interest rate spread (5) (7)			3.36%			3.22%
Net free funds/contribution (6)	$2,340,449		0.15%	$1,751,685		0.18%

Net interest income/Net interest margin (7)		$128,741	3.51%		$109,114	3.40%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)

Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2012 and 2011 were $471,000 and $408,000, respectively.

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

The 11 basis point increase in net interest margin in the second quarter of 2012 compared to the second quarter of 2011 was primarily attributable to a 31 basis point decline in the cost of interest-bearing deposits and a 95 basis point decline in the cost of wholesale borrowings over the last 12 months. Partially offsetting this was a 41 basis point decline in our yield on average total loans, excluding covered loans, as a result of an interest rate environment that has not been favorable for loan pricing in the banking industry.

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

Quarter Ended June 30, 2012 compared to the Quarter March 31, 2012

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2012 as compared to the first quarter of 2012 (sequential quarters):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			March 31, 2012
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,781,730	$11,693	1.69%	$2,756,833	$13,040	1.90%
Other earning assets (2) (3) (7)	30,761	233	3.04	30,499	224	2.96
Loans, net of unearned income (2) (4) (7)	11,300,395	130,293	4.64	10,848,016	128,784	4.77
Covered loans	659,783	13,943	8.50	667,242	14,904	8.98

Total earning assets (7)	$14,772,669	$156,162	4.25%	$14,302,590	$156,952	4.41%

Allowance for loan and covered loan losses	(134,077)			(131,769)
Cash and due from banks	152,118			143,869
Other assets	1,528,497			1,520,660

Total assets	$16,319,207			$15,835,350

Interest-bearing deposits	$10,815,018	$17,273	0.64%	$10,481,822	$18,030	0.69%
Federal Home Loan Bank advances	514,513	2,867	2.24	470,345	3,584	3.06
Notes payable and other borrowings	422,146	2,274	2.17	505,814	3,102	2.47
Secured borrowings—owed to securitization investors	407,259	1,743	1.72	514,923	2,549	1.99
Subordinated notes	23,791	126	2.10	35,000	169	1.91
Junior subordinated notes	249,493	3,138	4.97	249,493	3,157	5.01

Total interest-bearing liabilities	$12,432,220	$27,421	0.89%	$12,257,397	$30,591	1.00%

Non-interest bearing deposits	1,993,880			1,832,627
Other liabilities	197,667			180,664
Equity	1,695,440			1,564,662

Total liabilities and shareholders’ equity	$16,319,207			$15,835,350

Interest rate spread (5) (7)			3.36%			3.41%
Net free funds/contribution (6)	$2,340,449		0.15%	$2,045,193		0.14%

Net interest income/Net interest margin (7)		$128,741	3.51%		$126,361	3.55%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)

Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2012 and March 31, 2012 were $471,000 and $466,000, respectively.

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

The four basis point decrease in net interest margin in the second quarter of 2012 compared to the first quarter of 2012 resulted from lower yields on liquidity management assets and loans, partially offset by the positive re-pricing of retail interest-bearing deposits along with a more favorable deposit mix.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first six month of 2012 as compared to the first six months of 2011:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,769,282	$24,733	1.80%	$2,608,863	$24,552	1.90%
Other earning assets (2) (3) (7)	30,631	457	3.00	28,305	389	2.77
Loans, net of unearned income (2) (4) (7)	11,074,205	259,077	4.70	9,854,578	253,634	5.19
Covered loans	663,512	28,847	8.74	372,608	15,472	8.37

Total earning assets (7)	$14,537,630	$313,114	4.33%	$12,864,354	$294,047	4.61%

Allowance for loan and covered loan losses	(132,923)			(122,093)
Cash and due from banks	147,993			143,921
Other assets	1,524,579			1,173,157

Total assets	$16,077,279			$14,059,339

Interest-bearing deposits	$10,648,420	$35,303	0.67%	$9,514,337	$46,360	0.98%
Federal Home Loan Bank advances	492,429	6,451	2.63	418,777	7,968	3.84
Notes payable and other borrowings	463,980	5,376	2.33	302,540	5,345	3.56
Secured borrowings—owed to securitization investors	461,091	4,292	1.87	600,000	6,034	2.03
Subordinated notes	29,396	295	1.98	47,707	406	1.69
Junior subordinated notes	249,493	6,295	4.99	249,493	8,792	7.01

Total interest-bearing liabilities	$12,344,809	$58,012	0.94%	$11,132,854	$74,905	1.35%

Non-interest bearing liabilities	1,913,253			1,305,705
Other liabilities	189,166			171,749
Equity	1,630,051			1,449,031

Total liabilities and shareholders’ equity	$16,077,279			$14,059,339

Interest rate spread (5) (7)			3.39%			3.26%
Net free funds/contribution (6)	$2,192,821		0.14%	$1,731,500		0.18%

Net interest income/Net interest margin (7)		$255,102	3.53%		$219,142	3.44%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.
(2)

Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2012 and 2011 were $937,000 and $822,000, respectively.

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

The net interest margin for the first six months of 2012 was 3.53% compared to 3.44% in the first six months of 2011. Average earnings assets for the first six months of 2012 totaled $14.5 billion, an increase of $1.7 billion compared to the prior year period. This average earning asset growth is primarily a result of the $1.2 billion increase in average loans, excluding covered loans, $290.9 million of average covered loan growth from the FDIC-assisted bank acquisitions and a $162.7 million increase in liquidity management and other earning assets. The majority of the increase in average loans was comprised of increases of $528.2 million in commercial loans, $204.8 million in commercial real estate loans, $310.1 million in premium finance receivables and $200.4 million in residential real estate loans, partially offset by a $23.9 million decrease in home equity and all other loans. The average earning asset growth of $1.7 billion in the first six months of 2012 compared to the prior year period was primarily funded by a $1.1 billion increase in the average balances of interest-bearing deposits and an increase in the average balance of net free funds of $461.3 million.

Analysis of Changes in Tax-equivalent Net Interest Income

The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended June 30, 2012 and March 31, 2012, the first six month periods ended June 30, 2012 and June 30, 2011 and the three month periods ended June 30, 2012 and June 30, 2011. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter	First Six Months	Second Quarter
	of 2012	of 2012	of 2012
	Compared to	Compared to	Compared to
	First Quarter	First Six Months	Second Quarter
(Dollars in thousands)	of 2012	of 2011	of 2011
Tax-equivalent net interest income for comparative period	$126,361	$219,142	$109,114
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	5,607	37,382	20,417
Change due to interest rate fluctuations (rate)	(3,227)	(2,626)	(790)
Change due to number of days in each period	—	1,204	—

Tax-equivalent net interest income for the period ended June 30, 2012	$128,741	$255,102	$128,741

Non-interest Income

For the second quarter of 2012, non-interest income totaled $50.9 million, an increase of $14.3 million, or 39%, compared to the second quarter of 2011. On a year-to-date basis, non-interest income for the first six months of 2012 totaled $98.0 million and increased $20.4 million, or 26%, compared to the same period in 2011.

The following table presents non-interest income by category for the periods presented:

	Three Months Ended June 30,		$	%
(Dollars in thousands)	2012	2011	Change	Change
Brokerage	$6,396	$6,208	$188	3
Trust and asset management	6,997	4,393	2,604	59

Total wealth management	13,393	10,601	2,792	26

Mortgage banking	25,607	12,817	12,790	100
Service charges on deposit accounts	3,994	3,594	400	11
Gains on available-for-sale securities, net	1,109	1,152	(43)	(4)
Gain on bargain purchases, net	(55)	746	(801)	NM
Trading losses, net	(928)	(30)	(898)	NM
Other:
Fees from covered call options	3,114	2,287	827	36
Bank Owned Life Insurance	505	661	(156)	(24)
Administrative services	823	781	42	5
Miscellaneous	3,373	4,043	(670)	(17)

Total Other	7,815	7,772	43	1

Total Non-Interest Income	$50,935	$36,652	$14,283	39

NM—Not Meaningful

	Six Months Ended June 30		$	%
(Dollars in thousands)	2012	2011	Change	Change
Brokerage	$12,718	$12,533	$185	1
Trust and asset management	13,076	8,304	4,772	57

Total wealth management	25,794	20,837	4,957	24

Mortgage banking	44,141	24,448	19,693	81
Service charges on deposit accounts	8,202	6,905	1,297	19
Gains on available-for-sale securities, net	1,925	1,258	667	53
Gain on bargain purchases, net	785	10,584	(9,799)	(93)
Trading losses, net	(782)	(470)	(312)	66
Other:
Fees from covered call options	6,237	4,757	1,480	31
Bank Owned Life Insurance	1,424	1,537	(113)	(7)
Administrative services	1,589	1,498	91	6
Miscellaneous	8,643	6,185	2,458	40

Total Other	17,893	13,977	3,916	28

Total Non-Interest Income	$97,958	$77,539	$20,419	26

NM—Not Meaningful

The significant changes in non-interest income for the three and six months ended June 30, 2012 compared to same periods in the prior year are discussed below.

Wealth management revenue totaled $13.4 million in the second quarter of 2012 and $10.6 million in the second quarter of 2011, an increase of 26%. On a year-to-date basis, wealth management revenues totaled $25.8 million for the first six months of 2012, compared to $20.8 million in the first six months of 2011. The increases in current year periods are mostly attributable to additional revenues resulting from the acquisition of Great Lakes Advisors in the third quarter of 2011 and the acquisition of a community bank trust operation on March 30, 2012. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended June 30, 2012, mortgage banking revenue totaled $25.6 million, an increase of $12.8 million when compared to the second quarter of 2011. For the six months ended June 30, 2012, mortgage banking revenue totaled $44.1 million as compared to $24.4 million for the six months ended June 30, 2011. The increase in mortgage banking revenue in the three and six month periods ended June 30, 2012 as compared to the prior year periods resulted primarily from an increase in gain on sales of loans, which were driven by higher origination volumes due to a favorable mortgage interest rate environment in 2012 and better pricing in the current year. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market.

A summary of the mortgage banking revenue components is shown below:

Mortgage banking revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Mortgage loans originated and sold	$853,585	$458,538	$1,568,240	$1,020,626
Mortgage loans serviced for others	980,534	943,542
Fair value of mortgage servicing rights (MSRs)	6,647	8,762
MSRs as a percentage of loans serviced	0.68%	0.93%

The Company recognized $928,000 in trading losses in the second quarter of 2012 compared to trading losses of $30,000 in the second quarter of 2011. On a year-to-date basis, trading losses totaled $782,000 in the first six months of 2012 as compared to $470,000 in the first six months of 2011. The increase in trading losses resulted primarily from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk associated with rising rates on various fixed rate, longer term earning assets.

Gain on bargain purchases totaled $785,000 for the first six months of 2012, a decrease of $9.8 million as compared to $10.6 million recorded in the first six months of 2011. The gain on bargain purchases in 2012 relates to the FDIC-assisted acquisition of Charter National in the first quarter of 2012. The gain on bargain purchases in 2011 relates to the FDIC-assisted acquisitions of TBOC and CFBC in the first quarter of 2011. See Note 3 to the financial statements under Item 1 of this report for details of FDIC-assisted acquisitions.

Other non-interest income for the second quarter of 2012 totaled $7.8 million, essentially unchanged from the second quarter of 2011. On a year-to-date basis, other non-interest income totaled $17.9 million in 2012, an increase of $3.9 million as compared to $14.0 million recorded in the first six months of 2011. Fees from certain covered call option transactions increased in the three and six month periods ended June 30, 2012 by $827,000 and $1.5 million, respectively as compared to the same periods in the prior year. Historically, compression in the net interest margin was effectively offset by the Company’s covered call strategy. An illustration of the past effectiveness of this strategy is shown in the Supplemental Financial Information section (see page titled “Net Interest Margin (Including Call Option Income)”). Miscellaneous income decreased in the second quarter of 2012 compared to the prior year quarter as a result of decreased income from accretion and adjustments to the FDIC loss share assets, a loss on sale of property, and decreased ATM fees, partially offset by increased swap fee revenue. On a year-to-date basis, miscellaneous income increased in the first six months of 2012 as compared to the first six months of 2011. The increase is primarily attributable to higher gains on investment partnerships and increased swap fee revenues in the first quarter of 2012. The swap fee revenue recognized on this customer-based activity is a function of the pace of organic loan growth, the shape of the LIBOR curve and the customers’ expectations of interest rates.

Non-interest Expense

Non-interest expense for the second quarter of 2012 totaled $117.2 million and increased approximately $20.0 million, or 21%, compared to the second quarter of 2011. On a year-to-date basis, non-interest expense for the first six months of 2012 totaled $234.9 million and increased $39.6 million, or 20%, compared to the same period in 2011.

The following table presents non-interest expense by category for the periods presented:

	Three Months Ended June 30,		$	%
(Dollars in thousands)	2012	2011	Change	Change
Salaries and employee benefits:
Salaries	$37,237	$32,008	$5,229	16
Commissions and bonus	19,388	10,760	8,628	80
Benefits	11,514	10,311	1,203	12

Total salaries and employee benefits	68,139	53,079	15,060	28
Equipment	5,466	4,409	1,057	24
Occupancy, net	7,728	6,772	956	14
Data processing	3,840	3,147	693	22
Advertising and marketing	2,179	1,440	739	51
Professional fees	3,847	4,533	(686)	(15)
Amortization of other intangible assets	1,089	704	385	55
FDIC insurance	3,477	3,281	196	6
OREO expenses, net	5,848	6,577	(729)	(11)
Other:
Commissions—3rd party brokers	1,069	991	78	8
Postage	1,330	1,170	160	14
Stationery and supplies	1,035	888	147	17
Miscellaneous	12,138	10,215	1,923	19

Total other	15,572	13,264	2,308	17

Total Non-Interest Expense	$117,185	$97,206	$19,979	21

	Six Months Ended June 30		$	%
(Dollars in thousands)	2012	2011	Change	Change
Salaries and employee benefits:
Salaries	$75,170	$65,143	$10,027	15
Commissions and bonus	36,190	21,474	14,716	69
Benefits	25,809	22,561	3,248	14

Total salaries and employee benefits	137,169	109,178	27,991	26
Equipment	10,866	8,673	2,193	25
Occupancy, net	15,790	13,277	2,513	19
Data processing	7,458	6,670	788	12
Advertising and marketing	4,185	3,054	1,131	37
Professional fees	7,451	8,079	(628)	(8)
Amortization of other intangible assets	2,138	1,393	745	53
FDIC insurance	6,834	7,799	(965)	(12)
OREO expenses, net	13,026	12,385	641	5
Other:
Commissions—3rd party brokers	2,090	2,021	69	3
Postage	2,753	2,248	505	22
Stationery and supplies	1,954	1,728	226	13
Miscellaneous	23,230	18,810	4,420	23

Total other	30,027	24,807	5,220	21

Total Non-Interest Expense	$234,944	$195,315	$39,629	20

The significant changes in non-interest expense for the three and six months ended June 30, 2012 compared to same periods in the prior year are discussed below.

Salaries and employee benefits comprised 58% of total non-interest expense in the second quarter of 2012 as compared to 55% in the second quarter of 2011. Salaries and employee benefits expense increased $15.1 million, or 28%, in the second quarter of 2012 compared to the second quarter of 2011 primarily as a result of a $5.2 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows, an $8.7 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program and a $1.2 million increase from employee benefits (primarily health plan and payroll taxes related). On a year-to-date basis, salaries and employee benefits expense increased $28.0 million, or 26%, in the first six months of 2012 compared to the first six months of 2011 primarily as a result of a $10.0 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the

Company grows, a $14.7 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program and a $3.3 million increase from employee benefits (primarily health plan and payroll taxes related).

Equipment expense totaled $5.5 million for the second quarter of 2012, an increase of $1.1 million compared to the second quarter of 2011. On a year-to-date basis, equipment expense totaled $10.9 million for the first six months of 2012 as compared to $8.7 million for the first six months of 2011. The increase in the current year periods is primarily the result of additional equipment depreciation as well as maintenance and repair costs associated with the increasing number of facilities due to acquisition activity. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software license fees.

Occupancy expense for the second quarter of 2012 was $7.7 million, an increase of $1.0 million, or 14%, compared to the same period in 2011. On a year-to-date basis, occupancy expense totaled $15.8 million for the first six months of 2012 as compared to $13.3 million for the first six months of 2011. The increase in the current year periods is primarily the result of rent expense on additional leased premises and depreciation and property taxes on owned locations which were obtained in the FDIC-assisted acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

OREO expense totaled $5.8 million in the second quarter of 2012, a decrease of $729,000 compared to $6.6 million in the second quarter of 2011. The decrease in total OREO expenses is primarily related to decreased OREO costs partially offset by higher valuation adjustments of properties held in OREO in the second quarter of 2012 as compared to the second quarter of 2011. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties. On a year-to-date basis, OREO expense totaled $13.0 million for the first six months of 2012, an increase of $641,000 as compared to $12.4 million recorded in the first six months of 2011. The increase in current period is a result of higher valuation adjustments of properties held in OREO, partially offset by higher gains on sales of OREO properties as compared to the prior year period.

Miscellaneous expenses in the second quarter of 2012 increased $1.9 million, or 19% compared to the same period in the prior year. On a year-to-date basis, miscellaneous expenses increased by $4.4 million to $23.2 million for the first six months of 2012 as compared to $18.8 million in the prior year period. The increase in the current year periods is primarily attributable to increased expenses related to covered loans, general growth in the Company’s business and costs incurred for defeasance of secured borrowings owed to securitization investors in 2012. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.

As previously discussed in this report, the accounting and reporting policies of Wintrust conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. One significant metric that is used by the Company in assessing operating performance is pre-tax adjusted earnings. Pre-tax adjusted earnings is calculated by adjusting income before taxes to exclude the provision for credit losses and certain significant items. Two ratios the Company uses to measure expense management are the efficiency ratio and the net overhead ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains and losses), measures how much it costs to produce one dollar of revenue. The net overhead ratio is calculated by netting total non-interest expense and total non-interest income and dividing by total average assets. In both cases, a lower ratio indicates a higher degree of efficiency. See “Supplemental Financial Measures/Ratios” section earlier in this document for further detail on these non-GAAP measures/ratios.

The efficiency ratio and net overhead ratio are primarily reviewed by the Company based on pre-tax adjusted earnings. The Company believes that these measures provide a more meaningful view of the Company’s operating efficiency and expense management. The efficiency ratio, based on pre-tax adjusted earnings, was 61.38% for the second quarter of 2012, compared to 62.81% in the second quarter of 2011. The net overhead ratio, based on pre-tax adjusted earnings, was 1.46% in the second quarter of 2012, compared to 1.59% in the second quarter of 2011. On a year-to-date basis, the efficiency ratio, based on pre-tax adjusted earnings, was 61.83% for the first six months of 2012, compared to 63.18% in the first six months of 2011. The net overhead ratio, based on pre-tax adjusted earnings, was 1.44% for the first six months of 2012, compared to 1.29% for the first six months of 2011. These lower ratios indicate a higher degree of efficiency in the three and six month periods ended June 30, 2012 as compared to the prior year periods as the Company has leveraged its existing infrastructure.

Income Taxes

The Company recorded income tax expense of $15.7 million for the three months ended June 30, 2012, compared to $7.2 million for same period of 2011. Income tax expense was $30.3 million and $17.9 million for the six months ended June 30, 2012 and 2011, respectively. The effective tax rates were and 38.1% and 38.0% for the second quarters of 2012 and 2011, respectively, and 38.3% and 38.8% for the 2012 and 2011 year-to-date periods, respectively. The slightly higher effective tax rate in the 2011 year-to-date period as compared to 2012 reflects an adjustment to net deferred tax assets recorded in the first quarter of 2011 as a result of an increase in Illinois corporate income tax rates.

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

The community banking segment’s net interest income for the quarter ended June 30, 2012 totaled $123.0 million as compared to $101.6 million for the same period in 2011, an increase of $21.4 million, or 21%. On a year-to-date basis, net interest income totaled $244.2 million for the first six months of 2012, an increase of $41.4 million, or 20%, as compared to the $202.8 million recorded in the first six months of 2011. The increases in both periods are primarily attributable to the FDIC-assisted bank acquisitions and the ability to raise interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $37.0 million in the second quarter of 2012, an increase of $12.0 million, or 48%, when compared to the second quarter of 2011 total of $25.0 million. On a year-to-date basis, the segment’s non-interest income totaled $68.8 million for the first six months of 2012, an increase of $15.3 million, or 29%, when compared to the first six months of 2011 total of $53.5 million. The increased non-interest income in the three and six month periods of 2012 compared to prior periods can be primarily attributed to higher mortgage banking revenues due to a favorable mortgage interest rate environment in 2012. The community banking segment’s after-tax profit for the quarter ended June 30, 2012 totaled $29.4 million, an increase of $18.8 million as compared to after-tax profit in the second quarter of 2011 of $10.6 million. The after-tax profit for the six months ended June 30, 2012, totaled $56.4 million, an increase of $28.1 million, or 99% as compared to the prior year total of $28.3 million.

Net interest income for the specialty finance segment totaled $29.4 million for the quarter ended June 30, 2012, compared to $28.0 million for the same period in 2011, an increase of $1.4 million or 5%. On a year-to-date basis, net interest income totaled $57.6 million for the first six months of 2012, an increase of $1.6 million, or 3%, as compared to the $56.0 million recorded last year. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 58%, 35% and 7% respectively, of the total revenues of our specialty finance business for the six month period ending June 30, 2012. The increases in net interest income in both the three and six month comparable periods are primarily attributable to revenues recorded at the Company’s Canadian insurance premium finance subsidiary acquired in the second quarter of 2012. The specialty finance segment’s non-interest income for the three and six months periods ended June 30, 2012 totaled $827,000 and $1.6 million, respectively, essentially unchanged compared to the three and six month periods ended June 30, 2011 totals of $781,000 and $1.5 million. The after-tax profit of the specialty finance segment for the quarter ended June 30, 2012 totaled $11.0 million as compared to $15.4 million for the quarter ended June 30, 2011. The specialty finance segment’s after-tax profit for the six months ended June 30, 2012 totaled $23.4 million, a decrease of $4.4 million, or 16%, as compared to the prior year total of $28.0 million. The decreased after-tax profit in the current year periods result from a higher provision for loan losses recorded in 2012 compared to 2011.

The wealth management segment reported net interest income of $2.7 million for the second quarter of 2012 compared to $886,000 in the same quarter of 2011. On a year-to-date basis, net interest income totaled $4.4 million for the first six months of 2012, an increase of $1.0 million, or 28%, as compared to the $3.4 million recorded last year. Net interest income for this segment is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $2.5 million ($1.5 million after tax) and $4.1 million ($2.4 million after tax) for the three and six month periods ended June 30, 2012, respectively compared to $731,000 ($417,000 after tax) and $3.2 million ($1.9 million after tax) in the comparable periods of 2011. This segment recorded non-interest income of $16.0 million for the second quarter of 2012 compared to $13.4 million for the second quarter of 2011. On a year-to-date basis, non-interest income totaled $31.2 million, an increase of $4.8 million compared to the prior year period total of $26.4 million. These increases are primarily attributable to additional business obtained from the acquisition of Great Lakes Advisors in the third quarter of 2011 and the acquisition of a community bank trust operation in the first quarter of 2012. The wealth management segment’s after-tax profit totaled $2.5 million for the second quarter of 2012 compared to after-tax profit of $1.0 million for the second quarter of 2011. This segment’s after-tax profit for the six months ended June 30, 2012 totaled $4.0 million compared to $2.7 million for the six months ended June 30, 2011.

Financial Condition

Total assets were $16.6 billion at June 30, 2012, representing an increase of $2.0 billion, or 13%, when compared to June 30, 2011 and approximately $404.3 million, or 10% on an annualized basis, when compared to March 31, 2012. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $14.6 billion at June 30, 2012, $13.0 billion at June 30, 2011 and $14.3 billion at March 31, 2012. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2012		March 31, 2012		June 30, 2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,573,103	17%	$2,443,595	17%	$2,009,392	16%
Commercial real estate	3,608,218	24	3,538,735	25	3,378,164	26
Home equity	830,936	6	851,495	6	888,703	7
Residential real estate (1)	785,304	5	626,623	4	441,655	3
Premium finance receivables	3,315,378	22	3,199,028	22	2,987,197	23
Indirect consumer loans	70,420	1	65,587	1	55,018	1
Other loans	117,036	1	122,953	1	99,660	1

Total loans, net of unearned income excluding covered loans (2)	$11,300,395	76%	$10,848,016	76%	$9,859,789	77%
Covered loans	659,783	4	667,242	5	418,129	3

Total average loans (2)	$11,960,178	80%	$11,515,258	81%	$10,277,918	80%

Liquidity management assets (3)	$2,781,730	19	$2,756,833	19	2,591,398	20
Other earning assets (4)	30,761	1	30,499	—	28,886	—

Total average earning assets	$14,772,669	100%	$14,302,590	100%	$12,898,202	100%

Total average assets	$16,319,207		$15,835,350		$14,105,136

Total average earning assets to total average assets		91%		90%		91%

(1)	Includes mortgage loans held-for-sale
(2)	Includes loans held-for-sale and non-accrual loans
(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements
(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average earning assets for the second quarter of 2012 increased $1.9 billion, or 15%, to $14.8 billion, compared to the second quarter of 2011, and increased $470.1 million, or 13% on an annualized basis, compared to the first quarter of 2012. The ratio of total average earning assets as a percent of total average assets was 91% at June 30, 2012 compared to 91% at June 30, 2011 and 90% at March 31, 2012.

Commercial loans averaged $2.6 billion in the second quarter of 2012, and increased $563.7 million, or 28%, over the average balance in the same period of 2011, while average commercial real estate loans totaled $3.6 billion in the second quarter of 2012, increasing $230.1 million, or 7%, compared to the second quarter of 2011. Combined, these categories comprised 52% of the average loan portfolio in both the second quarters of 2012 and 2011. The growth realized in these categories for the second quarter of 2012 as compared to the prior year period is primarily attributable to increased business development efforts. Average balances increased compared to the quarter ended March 31, 2012, with average commercial loans increasing by $129.5 million, or 21% annualized, and average commercial real estate loans increasing by $69.5 million, or 8% annualized.

Home equity loans averaged $830.9 million in the second quarter of 2012, and decreased $57.8 million, or 7%, when compared to the average balance in the same period of 2011 and $20.6 million, or 10% annualized, when compared to quarter ended March 31, 2012. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $785.3 million in the second quarter of 2012, and increased $343.6 million, or 78% from the average balance of $441.7 million in same period of 2011. Additionally, compared to the quarter ended March 31, 2012, the average balance increased $158.7 million, or 102% on an annualized basis, from $626.6 million. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Mortgage loans held-for-sale increased during the period as a result of higher origination volumes due to a favorable mortgage interest rate environment in 2012 and better pricing in the current quarter.

Average premium finance receivables totaled $3.3 billion in the second quarter of 2012, and accounted for 28% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, both of which comprise approximately 50% of the average total balance of premium finance receivables for the second quarter of 2012 and 47% and 53%, respectively, of the average total balance of premium finance receivables for the second quarter 2011. Average premium finance receivables in the second quarter of 2012 increased $328.2 million, or 11%, from the average balance of $3.0 billion at the same period of 2011. Additionally, the average balance increased $116.4 million, or 15% on an annualized basis, from the average balance of $3.2 billion in the quarter ended March 31, 2012. The increase during 2012 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing, and the acquisition of Macquarie Premium Funding Inc., the Canadian insurance premium funding business of Macquarie Group. Approximately $1.2 billion of premium finance receivables were originated in the second quarter of 2012 compared to $1.0 billion during the same period of 2011.

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

Covered loans averaged $659.8 million in the second quarter of 2012, and increased $241.7 million, or 58%, when compared to the average balance in the same period of 2011 and decreased $7.5 million, or 4% annualized, when compared to quarter ended March 31, 2012. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

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

	Average Balances for the
	Six Months Ended
	June 30, 2012		June 30, 2011
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,508,349	17%	$1,980,158	15%
Commercial real estate	3,573,477	25	3,368,656	26
Home equity	841,216	6	897,340	7
Residential real estate (1)	705,963	5	505,597	4
Premium finance receivables	3,257,203	22	2,947,078	23
Indirect consumer loans	68,003	1	53,672	1
Other loans	119,994	1	102,077	1

Total loans, net of unearned income excluding covered loans (2)	$11,074,205	77%	$9,854,578	77%
Covered loans	663,512	5	372,608	3

Total average loans (2)	$11,737,717	82%	$10,227,186	80%

Liquidity management assets (3)	$2,769,282	18	2,608,863	20
Other earning assets (4)	30,631	—	28,305	—

Total average earning assets	$14,537,630	100%	$12,864,354	100%

Total average assets	$16,077,279		$14,059,339

Total average earning assets to total average assets		90%		92%

(1)	Includes mortgage loans held-for-sale
(2)	Includes loans held-for-sale and non-accrual loans
(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements
(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first six months of 2012 increased $1.5 billion, or 15%, over the previous year period. Similar to the quarterly discussion above, approximately $528.2 million of this increase relates to the commercial portfolio, $310.1 million of this increase relates to the premium finance receivables portfolio, and $290.9 million of this increase relates to covered loans.

Deposits

Total deposits at June 30, 2012, were $13.1 billion and increased $1.8 billion, or 16%, compared to total deposits at June 30, 2011. See Note 10 to the financial statements presented under Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2012:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2012
(Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$46,296	$65,049	$166,307	$772,536	$1,050,188	1.03%
4-6 months	5,877	45,408	—	720,289	771,574	0.90%
7-9 months	117,397	32,061	—	557,303	706,761	0.90%
10-12 months	140,672	34,344	—	641,434	816,450	0.73%
13-18 months	126,096	35,429	—	498,882	660,407	1.16%
19-24 months	42,050	17,929	—	261,878	321,857	1.21%
24+ months	111,879	25,074	—	516,952	653,905	2.08%

Total	$590,267	$255,294	$166,307	$3,969,274	$4,981,142	1.11%

(1)	This category of certificates of deposit is shown by contractual maturity date.
(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.
(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2012		March 31, 2012		June 30, 2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$1,993,880	16%	$1,832,627	15%	$1,349,549	13%
NOW	1,762,463	14	1,710,407	14	1,542,323	14
Wealth management deposits	941,509	7	780,851	6	657,725	6
Money market	2,288,148	18	2,275,178	19	1,871,668	17
Savings	944,924	7	914,399	7	741,719	7
Time certificates of deposit	4,877,974	38	4,800,987	39	4,678,343	43

Total average deposits	$12,808,898	100%	$12,314,449	100%	$10,841,327	100%

Total average deposits for the second quarter of 2012 were $12.8 billion, an increase of $2.0 billion, or 18%, from the second quarter of 2011. The increase in average deposits is primarily attributable to the Company’s acquisition activity in 2011 and 2012, as well as deposits added which are associated with the increased commercial lending. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $664.3 million, or 48%, in the second quarter of 2012 compared to the second quarter of 2011.

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

	June 30,		December 31,
(Dollars in thousands)	2012	2011	2011	2010	2009
Total deposits	$13,057,581	$11,259,260	$12,307,267	$10,803,673	$9,917,074
Brokered deposits	870,617	786,588	674,013	639,687	927,722
Brokered deposits as a percentage of total deposits	6.7%	7.0%	5.5%	5.9%	9.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2012	2012	2011
Notes payable	$22,418	$52,820	$1,000
Federal Home Loan Bank advances	514,513	470,345	421,502
Other borrowings:
Federal funds purchased	8,621	8,413	348
Securities sold under repurchase agreements	364,715	414,771	297,354
Other	26,392	29,810	39,602

Total other borrowings	$399,728	$452,994	$337,304

Secured borrowings—owed to securitization investors	407,259	514,923	600,000
Subordinated notes	23,791	35,000	45,440
Junior subordinated debentures	249,493	249,493	249,493

Total other borrowings	$1,617,202	$1,775,575	$1,654,739

Notes payable balances represent the balances on a credit agreement with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. The Company’s credit agreement is a $76.0 million credit facility available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2012, the Company had $2.5 million of notes payable outstanding compared to $52.6 million at March 31, 2012 and $1.0 million at June 30, 2011.

FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $564.3 million at June 30, 2012, compared to $466.4 million at March 31, 2012 and $423.5 million at June 30, 2011.

Other borrowings include securities sold under repurchase agreements, federal funds purchased and debt issued by the Company in conjunction with its tangible equity unit offering in December 2010. These borrowings totaled $375.5 million, $411.0 million and $432.7 million at June 30, 2012, March 31, 2012 and June 30, 2011, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings represents the consolidation of a qualifying special purpose entity (the “QSPE”). In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that bear an annual interest rate of LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). During the first and second quarter of 2012, the Company repurchased $172.0 million and $67.2 million, respectively, of the Notes. This defeasance of debt effectively reduced the outstanding Notes to $360.8 million at June 30, 2012 compared to $428.0 million at March 31, 2012, and $600.0 million at June 30, 2011.

The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years with final maturity dates in 2012, 2013, and 2015. During the second quarter of 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. Subject to certain limitations, these notes qualify as Tier 2 regulatory capital. Subordinated notes totaled $15.0 million at June 30, 2012, $35.0 million at March 31, 2012, and $40.0 million at June 30, 2011.

The Company had $249.5 million of junior subordinated debentures outstanding as of June 30, 2012, March 31, 2012 and June 30, 2011. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.

See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the second quarter of 2012 as compared to December 31, 2011.

Shareholders’ Equity

Total shareholders’ equity was $1.7 billion at June 30, 2012, reflecting an increase of $248.7 million since June 30, 2011 and $178.5 million since December 31, 2011. The increase from December 31, 2011 was the result of net income of $48.8 million less common stock dividends of $3.3 million and preferred stock dividends of $3.8 million, $4.6 million credited to surplus for stock-based compensation costs, $122.7 million from the issuance of Series C preferred stock, $11.9 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, $1.7 million in net unrealized gains from available-for-sale securities, net of tax, $1.0 million net unrealized gains from cash flow hedges, net of tax, and $2.1 million of foreign currency translation adjustments, net of tax, offset by $7.2 million of common stock repurchases by the Company.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30,	March 31,	June 30,
	2012	2012	2011
Leverage ratio	10.2%	10.5%	10.3%
Tier 1 capital to risk-weighted assets	12.2	12.7	12.3
Total capital to risk-weighted assets	13.4	13.9	13.5
Total average equity-to-total average assets(1)	10.4	9.9	10.4

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional common or preferred equity. Refer to Notes 11, 12 and 17 of the Financial Statements presented under Item 1 of this report for further information on these various funding sources. The issuances of subordinated debt, preferred stock and additional common stock are the primary forms of regulatory capital that are considered as the Company evaluates increasing its capital position. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.

The Company’s Board of Directors approves dividends from time to time, however, our ability to declare a dividend is limited by our financial condition, the terms of our 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of our 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. In January and July of 2012, Wintrust declared a semi-annual cash dividend of $0.09 per common share. In each of January and July of 2011, Wintrust declared a semi-annual cash dividend of $0.09 per common share.

See Note 17 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series C preferred stock in March 2012, tangible equity units in December 2010, and Series A preferred stock in August 2008 through a private transaction.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2012		December 31, 2011		June 30, 2011
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$2,673,181	23%	$2,498,313	22%	$2,132,436	20%
Commercial real-estate	3,666,519	31	3,514,261	31	3,374,668	33
Home equity	820,991	7	862,345	8	880,702	8
Residential real-estate	375,494	3	350,289	3	329,381	3
Premium finance receivables—commercial	1,830,044	15	1,412,454	13	1,429,436	14
Premium finance receivables—life insurance	1,656,200	14	1,695,225	15	1,619,668	16
Indirect consumer	72,482	1	64,545	1	57,718	1
Other loans	107,931	1	123,945	1	101,068	1

Total loans, net of unearned income, excluding covered loans	$11,202,842	95%	$10,521,377	94%	$9,925,077	96%
Covered loans	614,062	5	651,368	6	408,669	4

Total loans	$11,816,904	100%	$11,172,745	100%	$10,333,746	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of June 30, 2012 and 2011:

As of June 30, 2012		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,621,061	25.6%	$27,911	$—	$17,477
Franchise	178,619	2.8	1,792	—	1,764
Mortgage warehouse lines of credit	123,804	2.0	—	—	913
Community Advantage—homeowner associations	73,289	1.2	—	—	183
Aircraft	22,803	0.4	428	—	151
Asset-based lending	489,207	7.7	342	—	5,457
Municipal	79,708	1.3	—	—	784
Leases	77,806	1.2	—	—	241
Other	1,842	—	—	—	13
Purchased non-covered commercial loans (1)	5,042	0.1	—	486	—

Total commercial	$2,673,181	42.3%	$30,473	$486	$26,983

Commercial Real-Estate:
Residential construction	$44,726	0.7%	$892	$—	$1,215
Commercial construction	156,695	2.5	3,011	—	3,666
Land	165,269	2.6	13,459	—	6,848
Office	570,434	9.0	4,796	—	6,176
Industrial	598,217	9.4	1,820	—	5,721
Retail	562,783	8.9	8,158	—	5,940
Multi-family	337,781	5.3	3,312	—	9,624
Mixed use and other	1,179,152	18.5	20,629	—	14,611
Purchased non-covered commercial real-estate (1)	51,462	0.8	—	2,232	—

Total commercial real-estate	$3,666,519	57.7%	$56,077	$2,232	$53,801

Total commercial and commercial real-estate	$6,339,700	100.0%	$86,550	$2,718	$80,784

Commercial real-estate—collateral location by state:
Illinois	$3,015,007	82.2%
Wisconsin	337,186	9.2

Total primary markets	$3,352,193	91.4%

Florida	56,479	1.5
Arizona	39,219	1.1
Indiana	48,682	1.3
Other (no individual state greater than 0.5%)	169,946	4.7

Total	$3,666,519	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of June 30, 2011		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,362,662	24.7%	$22,289	$—	$22,111
Franchise	114,134	2.1	1,792	—	978
Mortgage warehouse lines of credit	68,477	1.2	—	—	559
Community Advantage—homeowner associations	73,929	1.3	—	—	185
Aircraft	21,231	0.4	—	—	53
Asset-based lending	366,096	6.6	2,087	—	7,444
Municipal	63,296	1.1	—	—	1,099
Leases	62,535	1.1	—	—	417
Other	76	—	—	—	1
Purchased non-covered commercial loans (1)	—	—	—	—	—

Total commercial	$2,132,436	38.50%	$26,168	$—	$32,847

Commercial Real-Estate:
Residential construction	$90,755	1.6%	$3,011	$—	$2,751
Commercial construction	137,647	2.5	2,453	—	3,849
Land	212,934	3.9	33,980	—	15,104
Office	532,382	9.7	17,503	—	8,287
Industrial	514,534	9.3	2,470	—	4,735
Retail	524,788	9.5	8,164	—	5,589
Multi-family	316,151	5.7	4,947	—	8,488
Mixed use and other	1,045,477	19.3	17,265	—	12,900
Purchased non-covered commercial real-estate (1)	—	—	—	—	—

Total commercial real-estate	$3,374,668	61.5%	$89,793	$—	$61,703

Total commercial and commercial real-estate	$5,507,104	100.0%	$115,961	$—	$94,550

Commercial real-estate—collateral location by state:
Illinois	$2,735,375	81.1%
Wisconsin	349,436	10.4

Total primary markets	$3,084,811	91.5%

Florida	57,993	1.7
Arizona	41,295	1.2
Indiana	48,870	1.4
Other (no individual state greater than 0.5%)	141,699	4.2

Total	$3,374,668	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. However, as a result of improvement in credit quality within the overall portfolio, our allowance for loan losses in our commercial loan portfolio is $27.0 million as of June 30, 2012 compared to $32.8 million as of June 30, 2011.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 91.4% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in the second quarter of 2012, however we have been able to effectively manage and reduce our total non-performing commercial real estate loans from June 30, 2011 to June 30, 2012. As of June 30, 2012, our allowance for loan losses related to this portfolio is $53.8 million compared to $61.7 million as of June 30, 2011.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Despite difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business expanded due to the high demand for mortgage re-financings given the historically low interest rate environment at that time and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of the business has caused our mortgage warehouse lines to increase to $123.8 million as of June 30, 2012 from $68.5 million as of June 30, 2011. Our allowance for loan losses with respect to these loans is $913,000 as of June 30, 2012.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2012, our residential loan portfolio totaled $375.5 million, or 3% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of June 30, 2012, $9.4 million of our residential real estate mortgages, or 2.5% of our residential real estate loan portfolio, excluding loans acquired with evidence of credit quality deterioration since origination, were classified as nonaccrual, $5.3 million were 30 to 89 days past due (1.4%) and $360.1 million were current (96.1%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold into the secondary market with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2012 and 2011 was $980.5 million and $943.5 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2012, approximately $17.9 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC originated approximately $1.1 billion in commercial insurance premium finance receivables during the second quarter of 2012 compared to $902.8 million in the same period of 2011. During the six months ending June 30, 2012 and 2011, FIFC originated approximately $2.1 billion and $1.8 billion, respectively, in commercial insurance premium finance receivables. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

During the second quarter of 2012, the Company completed its acquisition of Macquarie Premium Funding Inc., the Canadian insurance premium funding business of Macquarie Group. Through this transaction, the Company acquired approximately $213 million of gross premium finance receivables outstanding. See Note 3 of the Consolidated Financial Statements presented under Item 8 of this report for a discussion of this acquisition.

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

Premium finance receivables—life insurance. In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for a total aggregate purchase price of $745.9 million.

FIFC originated approximately $96.4 million in life insurance premium finance receivables in the second quarter of 2012 as compared to $121.1 million of originations in the second quarter of 2011. For the six months ending June 30, 2012 and 2011, FIFC originated $209.3 million and $227.3 million, respectively, in life insurance premium finance receivables. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Variable Rate Loan Repricing and Rate Floors

The following table classifies the commercial and commercial real-estate loan portfolio at June 30, 2012 by date at which the loans reprice and the type of rate:

As of June 30, 2012	One year or	From one to	Over
(Dollars in thousands)	less	five years	five years	Total
Commercial
Fixed rate	$125,220	$284,140	$110,558	$519,918
Variable rate
With floor feature	834,906	—	5,968	840,874
Without floor feature	1,306,521	5,868	—	1,312,389

Total commercial	2,266,647	290,008	116,526	2,673,181

Commercial real-estate
Fixed rate	512,339	986,935	93,195	1,592,469
Variable rate
With floor feature	885,531	5,467	—	890,998
Without floor feature	1,169,664	13,388	—	1,183,052

Total commercial real-estate	2,567,534	1,005,790	93,195	3,666,519

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets, excluding covered assets, and loans acquired with credit quality deterioration since origination, as of the dates shown:

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2012	2012	2011	2011
Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$—	$—
Commercial real-estate	—	73	—	—
Home equity	—	—	—	—
Residential real-estate	—	—	—	—
Premium finance receivables—commercial	5,184	4,619	5,281	4,446
Premium finance receivables—life insurance	—	—	—	324
Indirect consumer	234	257	314	284
Consumer and other	—	—	—	—

Total loans past due greater than 90 days and still accruing	5,418	4,949	5,595	5,054
Non-accrual loans:
Commercial	30,473	19,835	19,018	26,168
Commercial real-estate	56,077	62,704	66,508	89,793
Home equity	10,583	12,881	14,164	15,853
Residential real-estate	9,387	5,329	6,619	7,379
Premium finance receivables—commercial	7,404	7,650	7,755	10,309
Premium finance receivables—life insurance	—	—	54	670
Indirect consumer	132	152	138	89
Consumer and other	1,446	121	233	757

Total non-accrual loans	115,502	108,672	114,489	151,018
Total non-performing loans:
Commercial	30,473	19,835	19,018	26,168
Commercial real-estate	56,077	62,777	66,508	89,793
Home equity	10,583	12,881	14,164	15,853
Residential real-estate	9,387	5,329	6,619	7,379
Premium finance receivables—commercial	12,588	12,269	13,036	14,755
Premium finance receivables—life insurance	—	—	54	994
Indirect consumer	366	409	452	373
Consumer and other	1,446	121	233	757

Total non-performing loans	$120,920	$113,621	$120,084	$156,072
Other real estate owned	66,532	69,575	79,093	82,772
Other real estate owned—obtained in acquisition	6,021	6,661	7,430	—

Total non-performing assets	$193,473	$189,857	$206,607	$238,844

Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	1.14%	0.78%	0.76%	1.23%
Commercial real-estate	1.53	1.75	1.89	2.66
Home equity	1.29	1.53	1.64	1.80
Residential real-estate	2.50	1.47	1.89	2.24
Premium finance receivables—commercial	0.69	0.81	0.92	1.03
Premium finance receivables—life insurance	—	—	—	0.06
Indirect consumer	0.51	0.61	0.70	0.65
Consumer and other	1.34	0.11	0.19	0.75

Total non-performing loans	1.08%	1.06%	1.14%	1.57%

Total non-performing assets, as a percentage of total assets	1.17%	1.17%	1.30%	1.63%

Allowance for loan losses as a percentage of total non-performing loans	92.56%	97.71%	91.92%	75.20%

Non-performing Commercial and Commercial Real-Estate

Commercial non-performing loans totaled $30.5 million as of June 30, 2012 compared to $19.0 million as of December 31, 2011 and $26.2 million as of June 30, 2011. The increase in commercial non-performing loans was primarily related to one credit relationship totaling $13 million. Commercial real estate loan non-performing loans totaled $56.1 million as of June 30, 2012 compared to $66.5 million as of December 31, 2011 and $89.8 million as of June 30, 2011.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Residential Real Estate and Home Equity

Non-performing residential real estate and home equity loans totaled $20.0 million as of June 30, 2012. The balance decreased $813,000 from December 31, 2011 and decreased $3.3 million from June 30, 2011. The June 30, 2012 non-performing balance is comprised of $9.4 million of residential real estate (44 individual credits) and $10.6 million of home equity loans (38 individual credits). On average, this is approximately five non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Commercial Premium Finance Receivables

The table below presents the level of non-performing property and casualty premium finance receivables as of June 30, 2012 and 2011, and the amount of net charge-offs for the quarters then ended.

	June 30,	June 30,
(Dollars in thousands)	2012	2011
Non-performing premium finance receivables—commercial	$12,588	$14,755
- as a percent of premium finance receivables—commercial outstanding	0.69%	1.03%
Net charge-offs (recoveries) of premium finance receivables—commercial	$591	$(3,482)
- annualized as a percent of average premium finance receivables—commercial	0.14%	$(0.99)%

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

Non-performing Indirect Consumer Loans

Total non-performing indirect consumer loans were $366,000 at June 30, 2012, compared to $452,000 at December 31, 2011 and $373,000 at June 30, 2011. The ratio of these non-performing loans to total indirect consumer loans was 0.51% at June 30, 2012 compared to 0.70% at December 31, 2011 and 0.65% at June 30, 2011. Net charge-offs as a percent of total indirect consumer loans were 0.07% for the quarter ended June 30, 2012 compared to net charge-offs as a percent of total indirect consumer loans 0.02 % in the same period in 2011.

Loan Portfolio Aging

The following table shows, as of June 30, 2012, only 1.1% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 1.2%, either one or two payments past due. In total, 97.7% of the Company’s total loan portfolio, excluding covered loans, as of June 30, 2012 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at June 30, 2012 and March 31, 2012:

		90+ days	60-89	30-59
As of June 30, 2012		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$27,911	$—	$5,557	$17,227	$1,570,366	$1,621,061
Franchise	1,792	—	—	—	176,827	178,619
Mortgage warehouse lines of credit	—	—	—	—	123,804	123,804
Community Advantage—homeowners association	—	—	—	—	73,289	73,289
Aircraft	428	—	—	170	22,205	22,803
Asset-based lending	342	—	172	1,074	487,619	489,207
Municipal	—	—	—	—	79,708	79,708
Leases	—	—	—	1	77,805	77,806
Other	—	—	—	—	1,842	1,842
Purchased non-covered commercial (1)	—	486	—	57	4,499	5,042

Total commercial	30,473	486	5,729	18,529	2,617,964	2,673,181

Commercial real-estate:
Residential construction	892	—	6,041	5,773	32,020	44,726
Commercial construction	3,011	—	13,131	330	140,223	156,695
Land	13,459	—	3,276	6,044	142,490	165,269
Office	4,796	—	891	1,868	562,879	570,434
Industrial	1,820	—	3,158	1,320	591,919	598,217
Retail	8,158	—	1,351	6,657	546,617	562,783
Multi-family	3,312	—	151	1,447	332,871	337,781
Mixed use and other	20,629	—	15,530	16,063	1,126,930	1,179,152
Purchased non-covered commercial real-estate (1)	—	2,232	2,352	1,057	45,821	51,462

Total commercial real-estate	56,077	2,232	45,881	40,559	3,521,770	3,666,519

Home equity	10,583	—	2,182	3,195	805,031	820,991
Residential real estate	9,387	—	3,765	1,558	360,128	374,838
Purchased non-covered residential real estate (1)	—	—	—	—	656	656
Premium finance receivables
Commercial insurance loans	7,404	5,184	4,796	7,965	1,804,695	1,830,044
Life insurance loans	—	—	—	30	1,111,207	1,111,237
Purchased life insurance loans (1)	—	—	—	—	544,963	544,963
Indirect consumer	132	234	51	312	71,753	72,482
Consumer and other	1,446	—	483	265	105,669	107,863
Purchased non-covered consumer and other (1)	—	—	—	—	68	68

Total loans, net of unearned income, excluding covered loans	$115,502	$8,136	$62,887	$72,413	$10,943,904	$11,202,842
Covered loans	—	145,115	14,658	7,503	446,786	614,062

Total loans, net of unearned income	$115,502	$153,251	$77,545	$79,916	$11,390,690	$11,816,904

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of June 30, 2012	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.7%	—%	0.3%	1.1%	96.9%	100.0%
Franchise	1.0	—	—	—	99.0	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	1.9	—	—	0.7	97.4	100.0
Asset-based lending	0.1	—	—	0.2	99.7	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	9.6	—	1.1	89.3	100.0

Total commercial	1.1	—	0.2	0.7	98.0	100.0

Commercial real-estate
Residential construction	2.0	—	13.5	12.9	71.6	100.0
Commercial construction	1.9	—	8.4	0.2	89.5	100.0
Land	8.1	—	2.0	3.7	86.2	100.0
Office	0.8	—	0.2	0.3	98.7	100.0
Industrial	0.3	—	0.5	0.2	99.0	100.0
Retail	1.4	—	0.2	1.2	97.2	100.0
Multi-family	1.0	—	—	0.4	98.6	100.0
Mixed use and other	1.7	—	1.3	1.4	95.6	100.0
Purchased non-covered commercial real-estate (1)	—	4.3	4.6	2.1	89.0	100.0

Total commercial real-estate	1.5	0.1	1.3	1.1	96.0	100.0

Home equity	1.3	—	0.3	0.4	98.0	100.0
Residential real estate	2.5	—	1.0	0.4	96.1	100.0
Purchased non-covered residential real estate (1)	—	—	—	—	100.0	100.0
Premium finance receivables
Commercial insurance loans	0.4	0.3	0.3	0.4	98.6	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.2	0.3	0.1	0.4	99.0	100.0
Consumer and other	1.3	—	0.4	0.2	98.1	100.0
Purchased non-covered consumer and other (1)	—	—	—	—	100.0	100.0

Total loans, net of unearned income, excluding covered loans	1.0%	0.1%	0.6%	0.6%	97.7%	100.0%
Covered loans	—	23.6	2.4	1.2	72.8	100.0

Total loans, net of unearned income	1.0%	1.3%	0.7%	0.7%	96.3%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2012 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$17,392	$—	$9,210	$24,634	$1,454,783	$1,506,019
Franchise	1,792	—	—	100	167,385	169,277
Mortgage warehouse lines of credit	—	—	—	—	136,438	136,438
Community Advantage—homeowners association	—	—	—	—	75,786	75,786
Aircraft	260	—	428	1,189	18,014	19,891
Asset-based lending	391	—	926	970	472,524	474,811
Municipal	—	—	—	—	76,885	76,885
Leases	—	—	—	11	77,660	77,671
Other	—	—	—	—	1,733	1,733
Purchased non-covered commercial (1)	—	424	1,063	—	4,458	5,945

Total commercial	19,835	424	11,627	26,904	2,485,666	2,544,456

Commercial real-estate:
Residential construction	1,807	—	—	4,469	49,835	56,111
Commercial construction	2,389	—	3,100	—	159,230	164,719
Land	25,306	—	6,606	6,833	145,297	184,042
Office	8,534	—	4,310	5,471	542,393	560,708
Industrial	1,864	—	6,683	10,101	572,255	590,903
Retail	7,323	73	—	8,797	511,884	528,077
Multi-family	3,708	—	1,496	4,691	315,043	324,938
Mixed use and other	11,773	—	17,745	30,689	1,063,733	1,123,940
Purchased non-covered commercial real-estate (1)	—	2,959	301	1,601	47,461	52,322

Total commercial real-estate	62,704	3,032	40,241	72,652	3,407,131	3,585,760

Home equity	12,881	—	2,049	6,576	818,858	840,364
Residential real estate	5,329	—	453	13,530	341,358	360,670
Purchased non-covered residential real estate (1)	—	—	—	—	657	657
Premium finance receivables
Commercial insurance loans	7,650	4,619	3,360	17,612	1,479,389	1,512,630
Life insurance loans	—	—	—	389	1,132,970	1,133,359
Purchased life insurance loans (1)	—	—	—	—	560,404	560,404
Indirect consumer	152	257	53	317	66,666	67,445
Consumer and other	121	—	20	1,601	109,723	111,465
Purchased non-covered consumer and other (1)	—	—	—	—	174	174

Total loans, net of unearned income, excluding covered loans	$108,672	$8,332	$57,803	$139,581	$10,402,996	$10,717,384
Covered loans	—	182,011	20,254	28,249	460,706	691,220

Total loans, net of unearned income	$108,672	$190,343	$78,057	$167,830	$10,863,702	$11,408,604

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of March 31, 2012	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.2%	—%	0.6%	1.6%	96.6%	100.0%
Franchise	1.1	—	—	0.1	98.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	1.3	—	2.2	6.0	90.5	100.0
Asset-based lending	0.1	—	0.2	0.2	99.5	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	7.1	17.9	—	75.0	100.0

Total commercial	0.8	—	0.5	1.1	97.6	100.0

Commercial real-estate
Residential construction	3.2	—	—	8.0	88.8	100.0
Commercial construction	1.5	—	1.9	—	96.6	100.0
Land	13.8	—	3.6	3.7	78.9	100.0
Office	1.5	—	0.8	1.0	96.7	100.0
Industrial	0.3	—	1.1	1.7	96.9	100.0
Retail	1.4	—	—	1.7	96.9	100.0
Multi-family	1.1	—	0.5	1.4	97.0	100.0
Mixed use and other	1.0	—	1.6	2.7	94.7	100.0
Purchased non-covered commercial real-estate (1)	—	5.7	0.6	3.1	90.6	100.0

Total commercial real-estate	1.7	0.1	1.1	2.0	95.1	100.0

Home equity	1.5	—	0.2	0.8	97.5	100.0
Residential real estate	1.5	—	0.1	3.8	94.6	100.0
Purchased non-covered residential real estate (1)	—	—	—	—	100.0	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.3	0.2	1.2	97.8	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.2	0.4	0.1	0.5	98.8	100.0
Consumer and other	0.1	—	—	1.4	98.5	100.0
Purchased non-covered consumer and other (1)	—	—	—	—	100.0	100.0

Total loans, net of unearned income, excluding covered loans	1.0%	0.1%	0.5%	1.3%	97.1%	100.0%
Covered loans	—	26.3	2.9	4.1	66.7	100.0

Total loans, net of unearned income	1.0%	1.7%	0.7%	1.5%	95.1%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2012, only $62.9 million of all loans, excluding covered loans, or 0.6%, were 60 to 89 days past due and $72.4 million or 0.6%, were 30 to 59 days (or one payment) past due. As of March 31, 2012, $57.8 million of all loans, excluding covered loans, or 0.5%, were 60 to 89 days past due and $139.6 million, or 1.3%, were 30 to 59 days (or one payment) past due.

The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) decreased $40.5 million since March 31, 2012.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2012 that are current with regard to the contractual terms of the loan agreement represent 98.0% of the total home equity portfolio. Residential real estate loans, excluding loans acquired with evidence of credit quality deterioration since origination, at June 30, 2012 that are current with regards to the contractual terms of the loan agreements comprise 96.1% of total residential real estate loans outstanding.

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

Nonperforming Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2012	2011	2012	2012
Balance at beginning of period	$113,621	$155,387	$120,084	$142,132
Additions, net	35,860	45,742	53,727	101,910
Return to performing status	(1,116)	(2,193)	(2,038)	(3,368)
Payments received	(9,823)	(12,553)	(14,463)	(14,142)
Transfer to OREO	(6,555)	(12,926)	(13,156)	(35,351)
Charge-offs	(11,637)	(17,611)	(22,944)	(31,711)
Net change for niche loans (1)	570	226	(290)	(3,398)

Balance at end of period	$120,920	$156,072	$120,920	$156,072

(1)	This includes activity for premium finance receivables and indirect consumer loans.

See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion of non-performing loans and the loan aging during the respective periods.

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

Management has determined that the allowance for loan losses was appropriate at June 30, 2012, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Allowance for loan losses at beginning of period	$111,023	$115,049	$110,381	$113,903
Provision for credit losses	18,394	28,666	33,548	53,042
Other adjustments	(272)	—	(510)	—
Reclassification from/(to) allowance for unfunded lending-related commitments	175	(317)	327	1,799
Charge-offs:
Commercial	6,046	7,583	9,308	16,723
Commercial real estate	9,226	20,691	17,455	34,033
Home equity	1,732	1,300	4,322	2,073
Residential real estate	388	282	563	1,557
Premium finance receivables—commercial	744	1,893	1,581	3,400
Premium finance receivables—life insurance	3	214	16	244
Indirect consumer	33	44	84	164
Consumer and other	51	266	361	426

Total charge-offs	18,223	32,273	33,690	58,620

Recoveries:
Commercial	246	301	503	567
Commercial real estate	174	463	305	801
Home equity	171	19	333	27
Residential real estate	3	3	5	5
Premium finance receivables—commercial	153	5,375	430	5,643
Premium finance receivables—life insurance	18	12	39	12
Indirect consumer	21	42	51	108
Consumer and other	37	22	198	75

Total recoveries	823	6,237	1,864	7,238

Net charge-offs	(17,400)	(26,036)	(31,826)	(51,382)
Allowance for loan losses at period end	$111,920	$117,362	$111,920	$117,362
Allowance for unfunded lending-related commitments at period end	12,903	2,335	12,903	2,335

Allowance for credit losses at period end	$124,823	$119,697	$124,823	$119,697

Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.91%	1.45%	0.71%	1.65%
Commercial real estate	1.01	2.40	0.97	1.99
Home equity	0.76	0.58	0.95	0.46
Residential real estate	0.20	0.25	0.16	0.62
Premium finance receivables—commercial	0.14	(0.99)	0.15	(0.33)
Premium finance receivables—life insurance	—	0.05	—	0.03
Indirect consumer	0.07	0.02	0.10	0.21
Consumer and other	0.05	0.98	0.27	0.69

Total loans, net of unearned income, excluding covered loans	0.62%	1.06%	0.58%	1.05%

Net charge-offs as a percentage of the provision for credit losses	94.60%	90.83%	94.87%	96.87%
Loans at period-end, excluding covered loans			$11,202,842	$9,925,077
Allowance for loan losses as a percentage of loans at period end			1.00%	1.18%
Allowance for unfunded lending-related commitments as a percentage of loans at period end			0.11	0.03

Allowance for credit losses as a percentage of loans at period end			1.11%	1.21%

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

Specific Impairment Reserves:

Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be reserved, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific impairment reserve.

At June 30, 2012, the Company had $264.7 million of impaired loans with $161.3 million of this balance requiring $19.1 million of specific impairment reserves. At March 31, 2012, the Company had $252.0 million of impaired loans with $137.8 million of this balance requiring $21.0 million of specific impairment reserves. The most significant fluctuation in impaired loans from March 31, 2012 to June 30, 2012 was within the commercial and industrial portfolio requiring specific impairment reserves. The recorded investment of this portfolio increased $22.7 million, which was comprised of $27.8 million of additional impaired loans requiring specific impairment reserves, partially offset by a $5.1 million decrease in loan balances within this specific portfolio. The $5.1 million decrease represents $2.0 million of loan charge-offs during the period on this specific portfolio, $1.7 million of impaired loans that no longer require specific impairment reserves as a result of loan charge-offs, and the removal of $200,000 of loans no longer considered impaired. The required reserve of the commercial and industrial portfolio decreased $500,000 as a result of the $2.0 million charge-offs noted above, offset by $1.5 million of reserves on the additional impaired loans noted above. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

In the second quarter of 2012, the Company modified its historical loss experience analysis to incorporate three-year average loss rate assumptions. Prior to this, the Company employed a five-year average loss rate assumption analysis. The three-year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above.

The reasons for the migration to a three-year average historical loss rate from the previous five-year average historical loss rate analysis are:

•

The three-year average is more relevant to the inherent losses in the core bank loan portfolio as the charge-off rates from earlier periods are no longer as relevant in comparison to the more recent periods. Earlier periods had historically low credit losses which then built up to a peak in credit losses as a result of the stressed economic environment and depressed real estate valuations that affected both the U.S. economy, generally, and the Company’s local markets, specifically during that time. Since the end of 2009 there has been no evidence in the Company’s loan portfolio of a return to the level of charge-offs experienced at the height of the credit crisis.

•

Migrating to a three-year historical average loss rate reduces the need for management judgment factors related to national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio as the three year average is now more closely aligned with the credit risk in our portfolio today.

The Company also analyzes the four- and five-year average historical loss rates on a quarterly basis as a comparison.

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

Effects of Economic Recession and Real Estate Market:

The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of June 30, 2012, home equity loans and residential mortgages comprised 7% and 3%, respectively, of the Company’s total loan portfolio. At June 30, 2012 (excluding covered loans), approximately only 1.4% of all of the Company’s residential mortgage loans, excluding loans acquired with evidence of credit quality deterioration since origination, and approximately only 0.7% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.

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

Restructured Loans

At June 30, 2012, the Company had $172.3 million in loans with modified terms. The $172.3 million in modified loans represents 185 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with these borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the loan interest rate to a rate considered lower than market and other modification of terms including forgiveness of all or a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.

Subsequent to its restructuring, any restructured loan with a below market rate concession that becomes nonaccrual, will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s nonperforming loans. Each restructured loan was reviewed for impairment at June 30, 2012 and approximately $3.4 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(Dollars in thousands)	2012	2012	2011
Accruing:
Commercial	$21,478	$9,324	$12,396
Commercial real estate	128,662	134,516	72,363
Residential real estate and other	6,450	7,176	1,079

Total accrual	$156,590	$151,016	$85,838

Non-accrual: (1)
Commercial	$1,562	$1,465	$3,587
Commercial real estate	13,215	11,805	12,308
Residential real estate and other	939	760	1,311

Total non-accrual	$15,716	$14,030	$17,206

Total restructured loans:
Commercial	$23,040	$10,789	$15,983
Commercial real estate	141,877	146,321	84,671
Residential real estate and other	7,389	7,936	2,390

Total restructured loans	$172,306	$165,046	$103,044

Weighted-average contractual interest rate of restructured loans	4.19%	4.12%	4.57%

(1)	Included in total non-performing loans.

Restructured Loans Rollforward

The table below presents a summary of restructured loans as of June 30, 2012 and 2011, and shows the changes in the balance during those periods:

Three Months Ended June 30, 2012 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$10,789	$146,321	$7,936	$165,046
Additions during the period	12,765	7,860	29	20,654
Reductions:
Charge-offs	(161)	(1,316)	(294)	(1,771)
Transferred to OREO	—	—	—	—
Removal of restructured loan status (1)	(200)	(1,414)	(273)	(1,887)
Payments received	(153)	(9,574)	(9)	(9,736)

Balance at period end	$23,040	$141,877	$7,389	$172,306

Three Months Ended June 30, 2011 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$18,202	$76,376	$1,991	$96,569
Additions during the period	277	32,459	409	33,145
Reductions:
Charge-offs	(1,533)	(8,766)	(4)	(10,303)
Transferred to OREO	—	(4,952)	—	(4,952)
Removal of restructured loan status (1)	—	(926)	—	(926)
Payments received	(963)	(9,520)	(6)	(10,489)

Balance at period end	$15,983	$84,671	$2,390	$103,044

(1)	Loan was previously classified as a troubled debt restructuring and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Six Months Ended June 30, 2012 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$10,834	$112,796	$6,888	$130,518
Additions during the period	12,883	46,379	1,089	60,351
Reductions:
Charge-offs	(161)	(2,658)	(294)	(3,113)
Transferred to OREO	—	(2,129)	—	(2,129)
Removal of restructured loan status (1)	(200)	(1,877)	(273)	(2,350)
Payments received	(316)	(10,634)	(21)	(10,971)

Balance at period end	$23,040	$141,877	$7,389	$172,306

Six Months Ended June 30, 2011 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$18,028	$81,366	$1,796	$101,190
Additions during the period	1,962	39,946	604	42,512
Reductions:
Charge-offs	(2,533)	(10,964)	(4)	(13,501)
Transferred to OREO	—	(6,743)	—	(6,743)
Removal of restructured loan status (1)	(244)	(5,596)	—	(5,840)
Payments received	(1,230)	(13,338)	(6)	(14,574)

Balance at period end	$15,983	$84,671	$2,390	$103,044

(1)	Loan was previously classified as a troubled debt restructuring and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Other Real Estate Owned

In certain circumstances, the Company is required to take action against the real estate collateral of specific loans. The Company uses foreclosure, however, only as a last resort for dealing with borrowers experiencing financial hardships. The Company employs extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of June 30, 2012, March 31, 2012, and June 30, 2011 and shows the activity for the respective periods and the balance for each property type:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$76,236	$85,290	$86,523	$71,214
Disposal/resolved	(7,523)	(8,253)	(19,204)	(19,768)
Transfers in at fair value, less costs to sell	8,850	10,190	15,726	39,055
Additions from acquisition	—	—	—	—
Fair value adjustments	(5,010)	(4,455)	(10,492)	(7,729)

Balance at end of period	$72,553	$82,772	$72,553	$82,772

	Period End
(Dollars in thousands)	June 30, 2012	March 31, 2012	June 30, 2011
Residential real estate	$7,830	$6,647	$7,196
Residential real estate development	13,464	14,764	16,591
Commercial real estate	51,259	54,825	58,985

Total	$72,553	$76,236	$82,772

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

Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 2012, December 31, 2011 and June 30, 2011 is as follows:

	+200	+100	-100	-200
	Basis	Basis	Basis	Basis
	Points	Points	Points	Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
June 30, 2012	3.4%	1.6%	(2.2)%	(4.9)%

December 31, 2011	7.7%	3.2%	(3.4)%	(8.8)%

June 30, 2011	8.1%	3.6%	(4.6)%	(10.1)%

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

During the second quarter of 2012, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2012.

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

Regulatory initiatives regarding bank capital requirements may require heightened capital

In June 2012, the banking agencies proposed comprehensive revisions to their regulatory capital rules through three concurrent proposals which incorporate the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as changes made by the Basel III international capital standards. The first proposal would increase the quantity and quality of capital required and add a requirement for a capital conservation buffer. In addition, proposed changes in regulatory capital standards would phase-out trust preferred securities as a component of tier 1 capital commencing January 1, 2013. The second proposal would revise rules for calculating risk-weighted assets and apply an alternative to the use of credit ratings for calculating risk weighted assets with respect to residential mortgages, securitization exposures, and counterparty credit risk. The final proposal includes additional measures for the largest banking institutions as well as for those with significant international exposure, which would not apply to us.

There is no guarantee that the capital requirements or the standardized risk weighted assets rules will be adopted in their current form, whether any changes will be made before adoption, when final rules will be published or when they will be effective. If the new standards require us or our banking subsidiaries to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities in order to comply with formulaic liquidity requirements, such regulation could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2012. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:

(a)	Exhibits

3.1	Amendment to the Certificate of Incorporation of Wintrust Financial Corporation dated as of May 29, 2012.

10.1	Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

Date: August 9, 2012	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)