Form 10-Q
period 2012-09-30
WINTRUST FINANCIAL CORP
filed 2012-11-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35077
_____________________________________
WINTRUST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 W. Higgins Road, Suite 800
Rosemont, Illinois 60018
(Address of principal executive offices)

(847) 939-9000
(Registrant’s telephone number, including area code)
______________________________________
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
Common Stock — no par value, 36,440,520 shares, as of November 1, 2012

		Page
	PART I. — FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	111
ITEM 4.	Controls and Procedures	113
	PART II. — OTHER INFORMATION
ITEM 1.	Legal Proceedings	NA
ITEM 1A.	Risk Factors	114
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	114
ITEM 3.	Defaults Upon Senior Securities	NA
ITEM 4.	Mine Safety Disclosures	NA
ITEM 5.	Other Information	NA
ITEM 6.	Exhibits	115
	Signatures	116

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2012	December 31, 2011	September 30, 2011
Assets
Cash and due from banks	$186,752	$148,012	$147,270
Federal funds sold and securities purchased under resale agreements	26,062	21,692	13,452
Interest-bearing deposits with other banks (no balance restricted for securitization investors at September 30, 2012, and a balance restricted for securitization investors of $272,592 at December 31, 2011 and $37,165 at September 30, 2011)	934,430	749,287	1,101,353
Available-for-sale securities, at fair value	1,256,768	1,291,797	1,267,682
Trading account securities	635	2,490	297
Federal Home Loan Bank and Federal Reserve Bank stock	80,687	100,434	99,749
Brokerage customer receivables	30,633	27,925	27,935
Mortgage loans held-for-sale, at fair value	548,300	306,838	204,081
Mortgage loans held-for-sale, at lower of cost or market	21,685	13,686	8,955
Loans, net of unearned income, excluding covered loans	11,489,900	10,521,377	10,272,711
Covered loans	657,525	651,368	680,075
Total loans	12,147,425	11,172,745	10,952,786
Less: Allowance for loan losses	112,287	110,381	118,649
Less: Allowance for covered loan losses	21,926	12,977	12,496
Net loans (no balance restricted for securitization investors at September 30, 2012, and a balance restricted for securitization investors of $411,532 at December 31, 2011 and $643,466 at September 30, 2011)	12,013,212	11,049,387	10,821,641
Premises and equipment, net	461,905	431,512	412,478
FDIC indemnification asset	238,305	344,251	379,306
Accrued interest receivable and other assets	557,884	444,912	468,711
Trade date securities receivable	307,295	634,047	637,112
Goodwill	331,634	305,468	302,369
Other intangible assets	22,405	22,070	22,413
Total assets	$17,018,592	$15,893,808	$15,914,804
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$2,162,215	$1,785,433	$1,631,709
Interest bearing	11,685,750	10,521,834	10,674,299
Total deposits	13,847,965	12,307,267	12,306,008
Notes payable	2,275	52,822	3,004
Federal Home Loan Bank advances	414,211	474,481	474,570
Other borrowings	377,229	443,753	448,082
Secured borrowings—owed to securitization investors	—	600,000	600,000
Subordinated notes	15,000	35,000	40,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	412	47	73,874
Accrued interest payable and other liabilities	350,707	187,412	191,586
Total liabilities	15,257,292	14,350,275	14,386,617
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; 50,000 shares issued and outstanding at September 30, 2012, December 31, 2011 and September 30, 2011	49,871	49,768	49,736
Series C - $1,000 liquidation value; 126,500 shares issued and outstanding at September 30, 2012, and no shares issued and outstanding at December 31, 2011 and September 30, 2011	126,500	—	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized; 36,647,154 shares issued at September 30, 2012, 35,981,950 shares issued at December 31, 2011, and 35,926,137 shares issued at September 30, 2011	36,647	35,982	35,926
Surplus	1,018,417	1,001,316	997,854
Treasury stock, at cost, 239,373 shares at September 30, 2012, 3,601 shares at December 31, 2011, and 2,071 shares at September 30, 2011	(7,490)	(112)	(68)
Retained earnings	527,550	459,457	441,268
Accumulated other comprehensive income (loss)	9,805	(2,878)	3,471
Total shareholders’ equity	1,761,300	1,543,533	1,528,187
Total liabilities and shareholders’ equity	$17,018,592	$15,893,808	$15,914,804
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Interest income
Interest and fees on loans	$149,271	$140,543	$436,926	$409,424
Interest bearing deposits with banks	362	917	813	2,723
Federal funds sold and securities purchased under resale agreements	7	28	25	83
Securities	7,691	12,667	30,048	33,645
Trading account securities	3	15	22	38
Federal Home Loan Bank and Federal Reserve Bank stock	649	584	1,894	1,706
Brokerage customer receivables	218	197	650	557
Total interest income	158,201	154,951	470,378	448,176
Interest expense
Interest on deposits	16,794	21,893	52,097	68,253
Interest on Federal Home Loan Bank advances	2,817	4,166	9,268	12,134
Interest on notes payable and other borrowings	2,024	2,874	7,400	8,219
Interest on secured borrowings—owed to securitization investors	795	3,003	5,087	9,037
Interest on subordinated notes	67	168	362	574
Interest on junior subordinated debentures	3,129	4,437	9,424	13,229
Total interest expense	25,626	36,541	83,638	111,446
Net interest income	132,575	118,410	386,740	336,730
Provision for credit losses	18,799	29,290	56,890	83,821
Net interest income after provision for credit losses	113,776	89,120	329,850	252,909
Non-interest income
Wealth management	13,252	11,994	39,046	32,831
Mortgage banking	31,127	14,469	75,268	38,917
Service charges on deposit accounts	4,235	4,085	12,437	10,990
Gains on available-for-sale securities, net	409	225	2,334	1,483
Gain on bargain purchases, net	6,633	27,390	7,418	37,974
Trading (losses) gains, net	(998)	591	(1,780)	121
Other	8,287	8,493	26,180	22,470
Total non-interest income	62,945	67,247	160,903	144,786
Non-interest expense
Salaries and employee benefits	75,280	61,863	212,449	171,041
Equipment	5,888	4,501	16,754	13,174
Occupancy, net	8,024	7,512	23,814	20,789
Data processing	4,103	3,836	11,561	10,506
Advertising and marketing	2,528	2,119	6,713	5,173
Professional fees	4,653	5,085	12,104	13,164
Amortization of other intangible assets	1,078	970	3,216	2,363
FDIC insurance	3,549	3,100	10,383	10,899
OREO expenses, net	3,808	5,134	16,834	17,519
Other	15,637	12,201	45,664	37,008
Total non-interest expense	124,548	106,321	359,492	301,636
Income before taxes	52,173	50,046	131,261	96,059
Income tax expense	19,871	19,844	50,154	37,705
Net income	$32,302	$30,202	$81,107	$58,354
Preferred stock dividends and discount accretion	$2,616	$1,032	$6,477	$3,096
Net income applicable to common shares	$29,686	$29,170	$74,630	$55,258
Net income per common share—Basic	$0.82	$0.82	$2.06	$1.57
Net income per common share—Diluted	$0.66	$0.65	$1.70	$1.26
Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18
Weighted average common shares outstanding	36,381	35,550	36,305	35,152
Dilutive potential common shares	12,295	10,551	11,292	8,683
Average common shares and dilutive common shares	48,676	46,101	47,597	43,835
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Net income	$32,302	$30,202	$81,107	$58,354
Unrealized gains on securities
Before tax	3,921	1,212	8,661	15,225
Tax effect	(1,563)	(565)	(3,447)	(6,125)
Net of tax	2,358	647	5,214	9,100
Less: Reclassification of net gains included in net income
Before tax	409	225	2,334	1,483
Tax effect	(162)	(88)	(934)	(583)
Net of tax	247	137	1,400	900
Net unrealized gains on securities	2,111	510	3,814	8,200
Unrealized (losses) gains on derivative instruments
Before tax	(293)	(2,088)	1,439	1,115
Tax effect	119	917	(568)	(332)
Net unrealized (losses) gains on derivative instruments	(174)	(1,171)	871	783
Foreign currency translation adjustment
Before tax	8,438	—	11,139	—
Tax effect	(2,541)	—	(3,141)	—
Net foreign currency translation adjustment	5,897	—	7,998	—
Total other comprehensive income (loss)	7,834	(661)	12,683	8,983
Comprehensive income	$40,136	$29,541	93,790	67,337
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2010	$49,640	$34,864	$965,203	$—	$392,354	$(5,512)	$1,436,549
Net income	—	—	—	—	58,354	—	58,354
Other comprehensive income, net of tax	—	—	—	—	—	8,983	8,983
Cash dividends declared on common stock	—	—	—	—	(6,344)	—	(6,344)
Dividends on preferred stock	—	—	—	—	(3,000)	—	(3,000)
Accretion on preferred stock	96	—	—	—	(96)	—	—
Common stock repurchases	—	—	—	(68)	—	—	(68)
Stock-based compensation	—	—	3,433	—	—	—	3,433
Common stock issued for:
Acquisitions	—	883	25,603	—	—	—	26,486
Exercise of stock options and warrants	—	49	632	—	—	—	681
Restricted stock awards	—	38	(41)	—	—	—	(3)
Employee stock purchase plan	—	67	1,988	—	—	—	2,055
Director compensation plan	—	25	1,036	—	—	—	1,061
Balance at September 30, 2011	$49,736	$35,926	$997,854	$(68)	$441,268	$3,471	$1,528,187
Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533
Net income	—	—	—	—	81,107	—	81,107
Other comprehensive income, net of tax	—	—	—	—	—	12,683	12,683
Cash dividends declared on common stock	—	—	—	—	(6,537)	—	(6,537)
Dividends on preferred stock	—	—	—	—	(6,374)	—	(6,374)
Accretion on preferred stock	103	—	—	—	(103)	—	—
Stock-based compensation	—	—	7,260	—	—	—	7,260
Issuance of Series C preferred stock	126,500	—	(3,810)	—	—	—	122,690
Common stock issued for:
Acquisitions	—	26	868	—	—	—	894
Exercise of stock options and warrants	—	439	10,050	(6,391)	—	—	4,098
Restricted stock awards	—	123	(152)	(987)	—	—	(1,016)
Employee stock purchase plan	—	55	1,777	—	—	—	1,832
Director compensation plan	—	22	1,108	—	—	—	1,130
Balance at September 30, 2012	$176,371	$36,647	$1,018,417	$(7,490)	$527,550	$9,805	$1,761,300
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
Operating Activities:
Net income	$81,107	$58,354
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Provision for credit losses	56,890	83,821
Depreciation and amortization	17,624	14,128
Stock-based compensation expense	7,260	3,433
Tax benefit from stock-based compensation arrangements	1,279	183
Excess tax benefits from stock-based compensation arrangements	(868)	(760)
Net amortization of premium on securities	4,745	6,308
Mortgage servicing rights fair value change and amortization, net	(3,469)	3,626
Originations and purchases of mortgage loans held-for-sale	(2,688,002)	(1,662,368)
Proceeds from sales of mortgage loans held-for-sale	2,498,525	1,846,396
Bank owned life insurance income, net of claims	(2,234)	(1,888)
Decrease in trading securities, net	1,855	4,582
Net increase in brokerage customer receivables	(2,708)	(3,386)
Gains on mortgage loans sold	(59,984)	(25,617)
Gains on available-for-sale securities, net	(2,334)	(1,483)
Gain on bargain purchases, net	(7,418)	(37,974)
Loss on sales of premises and equipment, net	702	10
Decrease in accrued interest receivable and other assets, net	30,377	7,178
Increase (decrease) in accrued interest payable and other liabilities, net	140,857	(2,481)
Net Cash Provided by Operating Activities	74,204	292,062
Investing Activities:
Proceeds from maturities of available-for-sale securities	473,331	1,189,834
Proceeds from sales of available-for-sale securities	2,059,154	605,026
Purchases of available-for-sale securities	(2,079,665)	(2,015,888)
Net cash received for acquisitions	30,220	91,073
Proceeds received from the FDIC related to reimbursements on covered assets	152,594	65,038
Net increase in interest-bearing deposits with banks	(113,963)	(211,382)
Net increase in loans	(739,941)	(520,770)
Purchases of premises and equipment, net	(45,533)	(54,769)
Net Cash Used for Investing Activities	(263,803)	(851,838)
Financing Activities:
Increase in deposit accounts	914,513	383,001
(Decrease) increase in other borrowings, net	(118,552)	180,723
Decrease in Federal Home Loan Bank advances, net	(60,000)	—
Repayment of subordinated notes	(20,000)	(10,000)
Payoff of secured borrowing	(600,000)	—
Excess tax benefits from stock-based compensation arrangements	868	760
Net proceeds from issuance of preferred stock	122,690	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	12,143	2,846
Common stock repurchases	(7,378)	(68)
Dividends paid	(11,575)	(9,344)
Net Cash Provided by Financing Activities	232,709	547,918
Net Increase (Decrease) in Cash and Cash Equivalents	43,110	(11,858)
Cash and Cash Equivalents at Beginning of Period	169,704	172,580
Cash and Cash Equivalents at End of Period	$212,814	$160,722
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
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Operating results reported for the three-month and nine-month periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
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
(2) Recent Accounting Developments
Subsequent Accounting for Indemnification Assets
In October 2012, the FASB issued ASU No. 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” to address the diversity in practice and interpret guidance related to the subsequent measurement of an indemnification asset recognized in a government-assisted acquisition. These indemnification assets are recorded by the Company as FDIC indemnification assets on the Consolidated Statements of Condition. This ASU clarifies existing guidance by asserting that subsequent changes in expected cash flows related to an indemnification asset should be amortized over the shorter of the life of the indemnification agreement or the life of the underlying loan. This guidance is to be applied with respect to changes in cash flows on existing indemnification agreements as well as prospectively to new indemnification agreements. The guidance is effective for fiscal years beginning after December 15, 2012. The Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

(3) Business Combinations
FDIC-Assisted Transactions
Since April 2010, the Company has acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of nine financial institutions in FDIC-assisted transactions.
The following table presents details related to these transactions:

(Dollars in thousands)	Lincoln Park	Wheatland	Ravenswood	Community First Bank - Chicago	The Bank of Commerce	First Chicago	Charter National	Second Federal	First United Bank
Date of acquisition	April 23, 2010	April 23, 2010	August 6, 2010	February 4, 2011	March 25, 2011	July 8, 2011	February 10, 2012	July 20, 2012	September 28, 2012
Fair value of assets acquired, at the acquisition date	$157,078	$343,870	$173,919	$50,891	$173,986	$768,873	$92,409	$171,625	$328,142
Fair value of loans acquired, at the acquisition date	103,420	175,277	97,956	27,332	77,887	330,203	45,555	—	78,832
Fair value of liabilities assumed, at the acquisition date	192,018	415,560	122,943	49,779	168,472	741,508	91,570	171,582	321,552
Fair value of reimbursable losses, at the acquisition date(1)	23,289	90,478	43,996	6,672	48,853	273,311	13,164	—	65,100
Gain on bargain purchase recognized	4,179	22,315	6,842	1,957	8,627	27,390	785	43	6,590
(1) As no assets subject to loss sharing agreements were acquired in the acquisition of Second Federal, there was no fair value of reimbursable losses recorded.
Loans comprise the majority of the assets acquired in nearly all of these transactions, most of which are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss-sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
On their respective acquisition dates in 2012, the Company announced that its wholly-owned subsidiary banks, Old Plank Trail Community Bank, N.A. ("Old Plank Trail Bank"), Hinsdale Bank and Trust Company ("Hinsdale Bank") and Barrington Bank and Trust Company, N.A. ("Barrington"), acquired certain assets and liabilities and the banking operations of First United Bank of Crete, Illinois ("First United Bank"), Second Federal Savings and Loan Association of Chicago ("Second Federal") and Charter National Bank and Trust (“Charter National”), respectively, in FDIC-assisted transactions.
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
The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Additions to expected losses will require an increase to the allowance for loan losses and a corresponding increase to the FDIC indemnification assets. The corresponding accretion is recorded as a component of non-interest income on the Consolidated Statements of Income.
The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$222,568	$110,049	$344,251	$118,182
Additions from acquisitions	65,100	273,311	78,264	328,837
Additions from reimbursable expenses	5,669	3,707	18,646	8,778
Accretion	(1,139)	393	(3,919)	1,057
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(16,579)	(344)	(46,343)	(12,510)
Payments received from the FDIC	(37,314)	(7,810)	(152,594)	(65,038)
Balance at end of period	$238,305	$379,306	$238,305	$379,306
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
Specialty Finance Acquisition
On June 8, 2012, the Company completed its acquisition of Macquarie Premium Funding Inc., the Canadian insurance premium funding business of Macquarie Group. Through this transaction, the Company acquired approximately $213 million of gross premium finance receivables. The Company recorded goodwill of approximately $22.8 million on the acquisition.
Wealth Management Acquisitions
On March 30, 2012, the Company’s wholly-owned subsidiary, The Chicago Trust Company, N.A. (“CTC”), acquired the trust operations of Suburban. Through this transaction, CTC acquired trust accounts having assets under administration of approximately $160 million, in addition to land trust accounts. The Company recorded goodwill of $1.8 million on the trust operations acquisition.
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

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2012
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$25,045	$211	$—	$25,256
U.S. Government agencies	626,725	3,833	(2,374)	628,184
Municipal	96,696	2,711	(23)	99,384
Corporate notes and other:
Financial issuers	142,158	2,550	(5,170)	139,538
Other	17,200	251	—	17,451
Mortgage-backed: (1)
Agency	225,393	13,733	—	239,126
Non-agency CMOs	66,422	690	—	67,112
Other equity securities	43,737	216	(3,236)	40,717
Total available-for-sale securities	$1,243,376	$24,195	$(10,803)	$1,256,768

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$16,028	$145	$—	$16,173
U.S. Government agencies	760,533	5,596	(213)	765,916
Municipal	57,962	2,159	(23)	60,098
Corporate notes and other:
Financial issuers	149,229	1,914	(8,499)	142,644
Other	27,070	287	(65)	27,292
Mortgage-backed: (1)
Agency	206,549	12,078	(15)	218,612
Non-agency CMOs	29,767	175	(3)	29,939
Other equity securities	37,595	48	(6,520)	31,123
Total available-for-sale securities	$1,284,733	$22,402	$(15,338)	$1,291,797

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	216,383	(2,374)	—	—	216,383	(2,374)
Municipal	14,177	(22)	711	(1)	14,888	(23)
Corporate notes and other:
Financial issuers	21,248	(1,095)	81,838	(4,075)	103,086	(5,170)
Other	—	—	—	—	—	—
Mortgage-backed:
Agency	—	—	—	—	—	—
Non-agency CMOs	—	—	—	—	—	—
Other equity securities	22,164	(3,236)	—	—	22,164	(3,236)
Total	$273,972	$(6,727)	$82,549	$(4,076)	$356,521	$(10,803)

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
The Company does not consider securities with unrealized losses at September 30, 2012 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were comprised almost entirely of corporate securities of financial issuers. The corporate securities of financial issuers in this category included seven fixed-to-floating rate bonds, one fixed rate bond and three trust-preferred securities, all of which continue to be considered investment grade. Additionally, a review of the issuers indicated that they each have strong capital ratios.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Realized gains	$413	$292	$2,350	$1,550
Realized losses	(4)	(67)	(16)	(67)
Net realized gains	$409	$225	$2,334	$1,483
Other than temporary impairment charges	—	—	—	—
Gains on available-for-sale securities, net	$409	$225	$2,334	$1,483
Proceeds from sales of available-for-sale securities	$694,608	$551,515	$2,059,154	$605,026

The amortized cost and fair value of securities as of September 30, 2012 and December 31, 2011, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$83,658	$83,863	$121,400	$121,662
Due in one to five years	471,863	471,747	532,828	530,632
Due in five to ten years	135,580	137,116	95,279	95,508
Due after ten years	216,723	217,087	261,315	264,321
Mortgage-backed	291,815	306,238	236,316	248,551
Other equity securities	43,737	40,717	37,595	31,123
Total available-for-sale securities	$1,243,376	$1,256,768	$1,284,733	$1,291,797
At both September 30, 2012 and December 31, 2011, securities having a carrying value of $1.1 billion, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At September 30, 2012, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.
(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011
Balance:
Commercial	$2,771,053	$2,498,313	$2,337,098
Commercial real estate	3,699,712	3,514,261	3,465,321
Home equity	807,592	862,345	879,180
Residential real estate	376,678	350,289	326,207
Premium finance receivables—commercial	1,982,945	1,412,454	1,417,572
Premium finance receivables—life insurance	1,665,620	1,695,225	1,671,443
Indirect consumer	77,378	64,545	62,452
Consumer and other	108,922	123,945	113,438
Total loans, net of unearned income, excluding covered loans	$11,489,900	$10,521,377	$10,272,711
Covered loans	657,525	651,368	680,075
Total loans	$12,147,425	$11,172,745	$10,952,786
Mix:
Commercial	23%	22%	21%
Commercial real estate	30	31	32
Home equity	7	8	8
Residential real estate	3	3	3
Premium finance receivables—commercial	16	13	13
Premium finance receivables—life insurance	14	15	15
Indirect consumer	1	1	1
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	95%	94%	94%
Covered loans	5	6	6
Total loans	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $39.5 million at September 30, 2012, $34.6 million at December 31, 2011 and $36.4 million at September 30, 2011, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions starting in 2010 are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $14.3 million at September 30, 2012, $12.8 million at December 31, 2011 and $13.5 million at September 30, 2011.
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

The following table presents the unpaid principal balance and carrying value for loans acquired with evidence of credit quality deterioration since origination:

	September 30, 2012		December 31, 2011
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$812,285	$607,300	$866,874	$596,946
Life insurance premium finance loans acquisition	561,616	537,032	632,878	598,463
For loans acquired with evidence of credit quality deterioration since origination as a result of acquisitions during the nine months ended September 30, 2012, the following table provides estimated details on these loans at the date of acquisition:

(Dollars in thousands)	Charter National	First United Bank
Contractually required payments including interest	$40,475	$152,937
Less: Nonaccretable difference	11,855	79,492
Cash flows expected to be collected (1)	28,620	73,445
Less: Accretable yield	2,288	6,052
Fair value of loans acquired with evidence of credit quality deterioration since origination	$26,332	$67,393

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with loans acquired with evidence of credit quality deterioration since origination at September 30, 2012.

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

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$171,801	$14,626	$80,748	$24,891
Acquisitions	6,052	—	24,695	—
Accretable yield amortized to interest income	(12,266)	(2,309)	(9,820)	(5,127)
Accretable yield amortized to indemnification asset (1)	(16,472)	—	(4,367)	—
Reclassification from non-accretable difference (2)	4,636	2,951	2,145	—
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(1,951)	158	(6,904)	432
Accretable yield, ending balance (3)	$151,800	$15,426	$86,497	$20,196

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of September 30, 2012, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $74.8 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$173,120	$18,861	$39,809	$33,315
Acquisitions	8,340	—	29,797	—
Accretable yield amortized to interest income	(40,545)	(8,795)	(24,869)	(19,301)
Accretable yield amortized to indemnification asset (1)	(55,912)	—	(17,045)	—
Reclassification from non-accretable difference (2)	53,827	4,096	52,820	3,857
Increases in interest cash flows due to payments and changes in interest rates	12,970	1,264	5,985	2,325
Accretable yield, ending balance (3)	$151,800	$15,426	$86,497	$20,196

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of September 30, 2012, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $74.8 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at September 30, 2012, December 31, 2011 and September 30, 2011:

As of September 30, 2012		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,163	$—	$5,985	$16,631	$1,518,596	$1,556,375
Franchise	1,792	—	—	—	177,914	179,706
Mortgage warehouse lines of credit	—	—	—	—	225,295	225,295
Community Advantage—homeowners association	—	—	—	—	73,881	73,881
Aircraft	428	—	—	150	20,866	21,444
Asset-based lending	328	—	1,211	5,556	525,966	533,061
Municipal	—	—	—	—	90,404	90,404
Leases	—	—	—	—	83,351	83,351
Other	—	—	—	—	1,576	1,576
Purchased non-covered commercial (1)	—	499	—	—	5,461	5,960
Total commercial	17,711	499	7,196	22,337	2,723,310	2,771,053
Commercial real-estate:
Residential construction	2,141	—	3,008	—	39,106	44,255
Commercial construction	3,315	—	163	13,072	152,993	169,543
Land	10,629	—	3,033	3,017	116,807	133,486
Office	6,185	—	5,717	7,237	565,182	584,321
Industrial	1,885	—	645	1,681	570,114	574,325
Retail	10,133	—	1,853	5,617	543,066	560,669
Multi-family	3,314	—	3,062	—	357,047	363,423
Mixed use and other	20,859	—	9,779	14,990	1,175,222	1,220,850
Purchased non-covered commercial real-estate (1)	—	1,066	150	389	47,235	48,840
Total commercial real-estate	58,461	1,066	27,410	46,003	3,566,772	3,699,712
Home equity	11,504	—	5,905	5,642	784,541	807,592
Residential real estate	15,393	—	3,281	2,637	354,711	376,022
Purchased non-covered residential real estate (1)	—	—	—	—	656	656
Premium finance receivables
Commercial insurance loans	7,488	5,533	5,881	14,369	1,949,674	1,982,945
Life insurance loans	29	—	—	—	1,128,559	1,128,588
Purchased life insurance loans (1)	—	—	—	—	537,032	537,032
Indirect consumer	72	215	74	344	76,673	77,378
Consumer and other	1,485	—	429	849	106,092	108,855
Purchased non-covered consumer and other (1)	—	—	—	—	67	67
Total loans, net of unearned income, excluding covered loans	$112,143	$7,313	$50,176	$92,181	$11,228,087	$11,489,900
Covered loans	910	129,257	6,521	14,571	506,266	657,525
Total loans, net of unearned income	$113,053	$136,570	$56,697	$106,752	$11,734,353	$12,147,425

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2011		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$16,154	$—	$7,496	$15,797	$1,411,004	$1,450,451
Franchise	1,792	—	—	—	140,983	142,775
Mortgage warehouse lines of credit	—	—	—	—	180,450	180,450
Community Advantage—homeowners association	—	—	—	—	77,504	77,504
Aircraft	—	—	709	170	19,518	20,397
Asset-based lending	1,072	—	749	11,026	452,890	465,737
Municipal	—	—	—	—	78,319	78,319
Leases	—	—	—	431	71,703	72,134
Other	—	—	—	—	2,125	2,125
Purchased non-covered commercial (1)	—	589	74	—	7,758	8,421
Total commercial	19,018	589	9,028	27,424	2,442,254	2,498,313
Commercial real-estate
Residential construction	1,993	—	4,982	1,721	57,115	65,811
Commercial construction	2,158	—	—	150	167,568	169,876
Land	31,547	—	4,100	6,772	136,112	178,531
Office	10,614	—	2,622	930	540,280	554,446
Industrial	2,002	—	508	4,863	548,429	555,802
Retail	5,366	—	5,268	8,651	517,444	536,729
Multi-family	4,736	—	3,880	347	305,594	314,557
Mixed use and other	8,092	—	7,163	20,814	1,050,585	1,086,654
Purchased non-covered commercial real-estate (1)	—	2,198	—	252	49,405	51,855
Total commercial real-estate	66,508	2,198	28,523	44,500	3,372,532	3,514,261
Home equity	14,164	—	1,351	3,262	843,568	862,345
Residential real estate	6,619	—	2,343	3,112	337,522	349,596
Purchased non-covered residential real estate (1)	—	—	—	—	693	693
Premium finance receivables
Commercial insurance loans	7,755	5,281	3,850	13,787	1,381,781	1,412,454
Life insurance loans	54	—	—	423	1,096,285	1,096,762
Purchased life insurance loans (1)	—	—	—	—	598,463	598,463
Indirect consumer	138	314	113	551	63,429	64,545
Consumer and other	233	—	170	1,070	122,393	123,866
Purchased non-covered consumer and other (1)	—	—	—	2	77	79
Total loans, net of unearned income, excluding covered loans	$114,489	$8,382	$45,378	$94,131	$10,258,997	$10,521,377
Covered loans	—	174,727	25,507	24,799	426,335	651,368
Total loans, net of unearned income	$114,489	$183,109	$70,885	$118,930	$10,685,332	$11,172,745

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2011		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$21,055	$—	$13,691	$9,748	$1,370,221	$1,414,715
Franchise	1,792	—	—	—	125,062	126,854
Mortgage warehouse lines of credit	—	—	—	—	132,425	132,425
Community Advantage—homeowners association	—	—	—	—	74,281	74,281
Aircraft	—	—	—	53	18,027	18,080
Asset-based lending	1,989	—	210	—	417,538	419,737
Municipal	—	—	—	—	74,723	74,723
Leases	—	—	—	—	66,671	66,671
Other	—	—	—	—	2,044	2,044
Purchased non-covered commercial (1)	—	616	—	—	6,952	7,568
Total commercial	24,836	616	13,901	9,801	2,287,944	2,337,098
Commercial real-estate
Residential construction	1,358	1,105	1,532	4,896	63,050	71,941
Commercial construction	2,860	—	—	823	156,738	160,421
Land	31,072	—	2,661	8,935	156,462	199,130
Office	15,432	—	2,079	63	516,356	533,930
Industrial	2,160	—	294	2,427	533,367	538,248
Retail	3,664	—	4,318	19,085	492,168	519,235
Multi-family	3,423	—	4,230	5,666	311,458	324,777
Mixed use and other	9,700	—	8,955	22,759	1,021,868	1,063,282
Purchased non-covered commercial real-estate (1)	—	344	—	285	53,728	54,357
Total commercial real-estate	69,669	1,449	24,069	64,939	3,305,195	3,465,321
Home equity	15,426	—	2,002	5,072	856,680	879,180
Residential real estate	7,546	—	1,852	908	315,901	326,207
Purchased non-covered residential real estate (1)	—	—	—	—	—	—
Premium finance receivables
Commercial insurance loans	6,942	4,599	3,206	7,726	1,395,099	1,417,572
Life insurance loans	349	2,413	5,877	7,076	1,019,952	1,035,667
Purchased life insurance loans (1)	—	675	—	—	635,101	635,776
Indirect consumer	146	292	81	370	61,563	62,452
Consumer and other	653	—	26	386	111,736	112,801
Purchased non-covered consumer and other (1)	—	—	—	63	574	637
Total loans, net of unearned income, excluding covered loans	$125,567	$10,044	$51,014	$96,341	$9,989,745	$10,272,711
Covered loans	—	179,277	13,721	14,750	472,327	680,075
Total loans, net of unearned income	$125,567	$189,321	$64,735	$111,091	$10,462,072	$10,952,786

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at September 30, 2012, December 31, 2011 and September 30, 2011:

	Performing			Non-performing			Total
(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011	September 30, 2012	December 31, 2011	September 30, 2011	September 30, 2012	December 31, 2011	September 30, 2011
Loan Balances:
Commercial
Commercial and industrial	$1,541,212	$1,434,297	$1,393,660	$15,163	$16,154	$21,055	$1,556,375	$1,450,451	$1,414,715
Franchise	177,914	140,983	125,062	1,792	1,792	1,792	179,706	142,775	126,854
Mortgage warehouse lines of credit	225,295	180,450	132,425	—	—	—	225,295	180,450	132,425
Community Advantage—homeowners association	73,881	77,504	74,281	—	—	—	73,881	77,504	74,281
Aircraft	21,016	20,397	18,080	428	—	—	21,444	20,397	18,080
Asset-based lending	532,733	464,665	417,748	328	1,072	1,989	533,061	465,737	419,737
Municipal	90,404	78,319	74,723	—	—	—	90,404	78,319	74,723
Leases	83,351	72,134	66,671	—	—	—	83,351	72,134	66,671
Other	1,576	2,125	2,044	—	—	—	1,576	2,125	2,044
Purchased non-covered commercial (1)	5,960	8,421	7,568	—	—	—	5,960	8,421	7,568
Total commercial	2,753,342	2,479,295	2,312,262	17,711	19,018	24,836	2,771,053	2,498,313	2,337,098
Commercial real-estate
Residential construction	42,114	63,818	69,478	2,141	1,993	2,463	44,255	65,811	71,941
Commercial construction	166,228	167,718	157,561	3,315	2,158	2,860	169,543	169,876	160,421
Land	122,857	146,984	168,058	10,629	31,547	31,072	133,486	178,531	199,130
Office	578,136	543,832	518,498	6,185	10,614	15,432	584,321	554,446	533,930
Industrial	572,440	553,800	536,088	1,885	2,002	2,160	574,325	555,802	538,248
Retail	550,536	531,363	515,571	10,133	5,366	3,664	560,669	536,729	519,235
Multi-family	360,109	309,821	321,354	3,314	4,736	3,423	363,423	314,557	324,777
Mixed use and other	1,199,991	1,078,562	1,053,582	20,859	8,092	9,700	1,220,850	1,086,654	1,063,282
Purchased non-covered commercial real-estate(1)	48,840	51,855	54,357	—	—	—	48,840	51,855	54,357
Total commercial real-estate	3,641,251	3,447,753	3,394,547	58,461	66,508	70,774	3,699,712	3,514,261	3,465,321
Home equity	796,088	848,181	863,754	11,504	14,164	15,426	807,592	862,345	879,180
Residential real estate	360,629	342,977	318,661	15,393	6,619	7,546	376,022	349,596	326,207
Purchased non-covered residential real estate (1)	656	693	—	—	—	—	656	693	—
Premium finance receivables
Commercial insurance loans	1,969,924	1,399,418	1,406,031	13,021	13,036	11,541	1,982,945	1,412,454	1,417,572
Life insurance loans	1,128,559	1,096,708	1,032,905	29	54	2,762	1,128,588	1,096,762	1,035,667
Purchased life insurance loans (1)	537,032	598,463	635,776	—	—	—	537,032	598,463	635,776
Indirect consumer	77,091	64,093	62,014	287	452	438	77,378	64,545	62,452
Consumer and other	107,370	123,633	112,148	1,485	233	653	108,855	123,866	112,801
Purchased non-covered consumer and other(1)	67	79	637	—	—	—	67	79	637
Total loans, net of unearned income, excluding covered loans	$11,372,009	$10,401,293	$10,138,735	$117,891	$120,084	$133,976	$11,489,900	$10,521,377	$10,272,711

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three and nine months ended September 30, 2012 and 2011 is as follows:

Three months ended September 30, 2012		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$26,983	$53,801	$13,878	$6,724	$8,522	$640	$1,372	$111,920
Other adjustments	(138)	(304)	(2)	(90)	—	—	—	(534)
Reclassification to/from allowance for unfunded lending-related commitments	—	626	—	—	—	—	—	626
Charge-offs	(3,315)	(17,000)	(1,543)	(1,027)	(886)	(73)	(93)	(23,937)
Recoveries	349	5,352	52	8	206	25	28	6,020
Provision for credit losses	3,862	12,610	1,215	1,938	(955)	(323)	(155)	18,192
Allowance for loan losses at period end	$27,741	$55,085	$13,600	$7,553	$6,887	$269	$1,152	$112,287
Allowance for unfunded lending-related commitments at period end	$—	$12,627	$—	$—	$—	$—	$—	$12,627
Allowance for credit losses at period end	$27,741	$67,712	$13,600	$7,553	$6,887	$269	$1,152	$124,914
Individually evaluated for impairment	3,168	21,998	3,011	3,244	—	1	480	31,902
Collectively evaluated for impairment	24,573	45,714	10,589	4,306	6,887	268	672	93,009
Loans acquired with deteriorated credit quality	—	—	—	3	—	—	—	3
Loans at period end
Individually evaluated for impairment	$38,838	$160,711	$13,118	$18,696	$—	$69	$1,582	$233,014
Collectively evaluated for impairment	2,726,255	3,490,161	794,474	357,326	3,111,533	77,309	107,273	10,664,331
Loans acquired with deteriorated credit quality	5,960	48,840	—	656	537,032	—	67	592,555

Three months ended September 30, 2011		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$32,847	$61,703	$7,077	$5,878	$7,436	$613	$1,808	$117,362
Other adjustments	—	—	—	—	—	—	—	—
Reclassification to/from allowance for unfunded lending-related commitments	75	(141)	—	—	—	—	—	(66)
Charge-offs	(8,851)	(14,734)	(1,071)	(926)	(1,769)	(24)	(282)	(27,657)
Recoveries	150	299	32	3	159	75	29	747
Provision for credit losses	9,559	17,245	1,079	258	1,048	(52)	(874)	28,263
Allowance for loan losses at period end	$33,780	$64,372	$7,117	$5,213	$6,874	$612	$681	$118,649
Allowance for unfunded lending-related commitments at period end	$45	$13,357	$—	$—	$—	$—	$—	$13,402
Allowance for credit losses at period end	$33,825	$77,729	$7,117	$5,213	$6,874	$612	$681	$132,051
Individually evaluated for impairment	$7,143	$30,000	$2,272	$1,509	$—	$7	$429	$41,360
Collectively evaluated for impairment	$26,682	$47,729	$4,845	$3,704	$6,874	$605	$252	$90,691
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans at period end
Individually evaluated for impairment	$32,561	$143,975	$16,367	$9,829	$—	$81	$757	$203,570
Collectively evaluated for impairment	2,296,969	3,266,989	862,813	316,378	2,453,239	62,371	112,044	9,370,803
Loans acquired with deteriorated credit quality	7,568	54,357	—	—	635,776	—	637	698,338

Nine months ended September 30, 2012		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Other adjustments	(142)	(787)	(4)	(111)	—	—	—	(1,044)
Reclassification to/from allowance for unfunded lending-related commitments	45	908	—	—	—	—	—	953
Charge-offs	(12,623)	(34,455)	(5,865)	(1,590)	(2,483)	(157)	(454)	(57,627)
Recoveries	852	5,657	385	13	675	76	226	7,884
Provision for credit losses	8,372	27,357	11,372	4,213	1,481	(295)	(760)	51,740
Allowance for loan losses at period end	$27,741	$55,085	$13,600	$7,553	$6,887	$269	$1,152	$112,287
Allowance for unfunded lending-related commitments at period end	$—	$12,627	$—	$—	$—	$—	$—	$12,627
Allowance for credit losses at period end	$27,741	$67,712	$13,600	$7,553	$6,887	$269	$1,152	$124,914

Nine months ended September 30, 2011		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,777	$62,618	$6,213	$5,107	$6,319	$526	$1,343	$113,903
Other adjustments	—	—	—	—	—	—	—	—
Reclassification to/from allowance for unfunded lending-related commitments	1,606	127	—	—	—	—	—	1,733
Charge-offs	(25,574)	(48,767)	(3,144)	(2,483)	(5,413)	(188)	(708)	(86,277)
Recoveries	717	1,100	59	8	5,814	183	104	7,985
Provision for credit losses	25,254	49,294	3,989	2,581	154	91	(58)	81,305
Allowance for loan losses at period end	$33,780	$64,372	$7,117	$5,213	$6,874	$612	$681	$118,649
Allowance for unfunded lending-related commitments at period end	$45	$13,357	$—	$—	$—	$—	$—	$13,402
Allowance for credit losses at period end	$33,825	$77,729	$7,117	$5,213	$6,874	$612	$681	$132,051

A summary of activity in the allowance for covered loan losses for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$20,560	$7,443	$12,977	$—
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	3,096	5,139	25,916	12,582
Benefit attributable to FDIC loss share agreements	(2,489)	(4,112)	(20,766)	(10,066)
Net provision for covered loan losses	607	1,027	5,150	2,516
Increase in FDIC indemnification asset	2,489	4,112	20,766	10,064
Loans charged-off	(1,736)	(86)	(17,052)	(86)
Recoveries of loans charged-off	6	—	85	2
Net charge-offs	(1,730)	(86)	(16,967)	(84)
Balance at end of period	$21,926	$12,496	$21,926	$12,496
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

Impaired Loans
A summary of impaired loans, including restructured loans, is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2012	2011	2011
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$120,060	$115,779	$83,191
Impaired loans with no allowance for loan loss required	112,954	110,759	120,379
Total impaired loans (2)	$233,014	$226,538	$203,570
Allowance for loan losses related to impaired loans	$19,818	$21,488	$28,447
Restructured loans	$147,196	$130,518	$104,392

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)
Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Nine Months Ended
	As of September 30, 2012			September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,271	$13,484	$2,615	$13,623	$670
Franchise	1,792	1,792	386	1,792	91
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	428	428	95	428	22
Asset-based lending	306	1,624	72	558	67
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	2,637	2,712	540	2,637	102
Commercial construction	4,184	4,184	743	4,160	153
Land	13,689	15,459	1,576	13,986	460
Office	7,366	9,851	802	7,998	355
Industrial	752	804	295	778	34
Retail	17,933	18,060	1,257	18,024	626
Multi-family	5,588	5,588	859	5,598	213
Mixed use and other	30,921	32,005	3,842	31,582	1,145
Home equity	8,254	8,923	3,011	8,572	352
Residential real estate	13,578	14,220	3,244	13,507	448
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	12	13	1	13	1
Consumer and other	1,349	1,349	480	1,351	64
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$25,019	$28,581	$—	$27,829	$1,076
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	22	57	—	81	5
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,603	3,719	—	4,389	134
Commercial construction	9,868	10,466	—	10,937	332
Land	13,330	17,331	—	15,866	648
Office	9,463	10,368	—	9,627	339
Industrial	3,080	3,164	—	3,115	107
Retail	16,610	16,876	—	17,070	613
Multi-family	1,926	2,672	—	2,371	87
Mixed use and other	19,761	21,819	—	20,970	861
Home equity	4,864	5,494	—	4,931	162
Residential real estate	5,118	5,374	—	5,392	118
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	57	71	—	67	5
Consumer and other	233	237	—	248	11
Total loans, net of unearned income, excluding covered loans	$233,014	$256,725	$19,818	$247,500	$9,301

				For the Twelve Months Ended
	As of December 31, 2011			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,743	$9,083	$2,506	$9,113	$510
Franchise	1,792	1,792	394	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	785	1,452	178	1,360	81
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,993	2,068	374	1,993	122
Commercial construction	3,779	3,779	952	3,802	187
Land	27,657	29,602	6,253	29,085	1,528
Office	11,673	13,110	2,873	13,209	709
Industrial	663	676	159	676	46
Retail	13,728	13,732	480	13,300	504
Multi-family	7,149	7,155	1,892	7,216	330
Mixed use and other	20,386	21,337	1,447	21,675	1,027
Home equity	11,828	12,600	2,963	12,318	652
Residential real estate	6,478	6,681	992	6,535	220
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	31	32	5	33	3
Consumer and other	94	95	20	99	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,680	$20,365	$—	$21,841	$1,068
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	287	287	—	483	25
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,284	4,338	—	4,189	175
Commercial construction	9,792	9,792	—	10,249	426
Land	15,991	23,097	—	19,139	1,348
Office	9,162	11,421	—	11,235	550
Industrial	4,569	4,780	—	4,750	198
Retail	15,841	15,845	—	15,846	815
Multi-family	2,347	3,040	—	3,026	127
Mixed use and other	22,359	25,015	—	24,370	1,297
Home equity	3,950	4,707	—	4,784	184
Residential real estate	4,314	5,153	—	4,734	191
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	44	55	—	56	6
Consumer and other	139	141	—	146	12
Total loans, net of unearned income, excluding covered loans	$226,538	$251,230	$21,488	$247,054	$12,470

				For the Nine Months Ended
	As of September 30, 2011			September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,542	$10,725	$6,597	$9,670	$398
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	945	1,451	501	1,485	62
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	716	716	160	716	33
Commercial construction	2,483	2,613	381	2,606	117
Land	25,990	27,782	7,396	26,591	1,121
Office	12,627	12,822	4,985	12,656	564
Industrial	1,057	1,059	257	1,063	52
Retail	2,157	2,661	566	2,147	110
Multi-family	3,423	3,766	1,150	3,661	134
Mixed use and other	6,790	7,087	2,237	7,687	307
Home equity	12,254	12,718	2,272	12,469	494
Residential real estate	4,630	4,785	1,509	4,622	109
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	49	51	7	52	3
Consumer and other	528	529	429	608	26
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$19,238	$24,131	$—	$25,522	$1,032
Franchise	1,792	1,792	—	1,792	92
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	1,044	1,044	—	1,089	44
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,298	4,017	—	4,180	141
Commercial construction	11,019	11,019	—	11,330	377
Land	11,442	20,681	—	13,267	899
Office	8,411	9,702	—	9,653	378
Industrial	7,037	7,527	—	7,338	274
Retail	13,197	13,200	—	13,209	485
Multi-family	548	548	—	549	14
Mixed use and other	33,780	35,512	—	34,601	1,289
Home equity	4,113	4,497	—	4,775	135
Residential real estate	5,199	5,870	—	4,756	189
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	32	40	—	39	3
Consumer and other	229	231	—	234	10
Total impaired loans, net of unearned income, excluding covered loans	$203,570	$228,576	$28,447	$218,367	$8,892

Restructured Loans
At September 30, 2012, the Company had $147.2 million in loans with modified terms. The $147.2 million in modified loans represents 181 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
Each restructured loan was reviewed for impairment at September 30, 2012 and approximately $3.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For restructured loans in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended and nine months ended September 30, 2012, the Company recorded $534,000 and $1.0 million, respectively, in interest income representing this decrease in impairment.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2012 and 2011, respectively, which represent troubled debt restructurings:

Three months ended September 30, 2012 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	3	$442	2	$275	1	$225	1	$167	—	$—
Commercial real-estate
Residential construction	1	496	1	496	1	496	1	496	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	2	4,653	2	4,653	—	—	2	4,654	—	—
Multi-family	1	380	—	—	1	380	1	380	—	—
Mixed use and other	7	3,108	2	858	5	2,250	5	2,699	—	—
Residential real estate and other	4	437	3	308	3	357	1	79	—	—
Total loans	18	$9,516	10	$6,590	11	$3,708	11	$8,475	—	$—

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Three months ended September 30, 2011 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	8	$3,157	—	$—	2	$412	6	$2,745	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	1	467	—	—	1	467	1	467	—	—
Land	2	436	2	436	1	280	—	—	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	797	1	797	1	797	1	797	—	—
Retail	2	3,016	2	3,016	1	2,235	2	3,016	—	—
Multi-family	1	548	1	548	—	—	—	—	—	—
Mixed use and other	5	2,195	1	155	3	541	2	1,654	—	—
Residential real estate and other	6	2,857	5	1,917	4	2,334	2	928	—	—
Total loans	26	$13,473	12	$6,869	13	$7,066	14	$9,607	—	$—

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended September 30, 2012, 18 loans totaling $9.5 million were determined to be troubled debt restructurings, compared to 26 loans totaling $13.5 million in the same period of 2011. Of these loans extended at below market terms, the weighted average extension had a term of approximately eight months during the three months ended September 30, 2012 compared to 14 months for the same period of 2011. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 293 basis points and 201 basis points during the three months ending September 30, 2012 and 2011, respectively. Interest-only payment terms were approximately nine months and 11 months during the three months ending September 30, 2012 and 2011, respectively. Additionally, no balances were forgiven in the third quarter of 2012 and 2011.

Nine months ended September 30, 2012 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	16	$13,325	9	$2,617	9	$12,705	7	$10,579	2	$1,486
Commercial real-estate
Residential construction	3	2,147	3	2,147	1	496	1	496	—	—
Commercial construction	2	622	2	622	2	622	2	622	—	—
Land	17	31,836	17	31,836	14	30,561	13	26,511	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	7	13,286	7	13,286	5	8,633	6	12,897	—	—
Multi-family	1	380	—	—	1	380	1	380	—	—
Mixed use and other	13	6,745	8	4,495	9	5,680	8	3,974	—	—
Residential real estate and other	9	1,512	7	1,264	5	504	3	924	1	29
Total loans	68	$69,853	53	$56,267	46	$59,581	41	$56,383	3	$1,515

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Nine months ended September 30, 2011 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	19	$5,119	9	$1,828	10	$1,271	10	$3,327	2	$135
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	3	9,401	2	8,934	3	9,401	1	467	—	—
Land	3	1,947	3	1,947	1	280	—	—	—	—
Office	7	4,075	5	2,740	5	1,996	2	1,536	—	—
Industrial	3	4,020	3	4,020	2	2,181	2	2,181	—	—
Retail	6	4,302	4	3,775	4	3,251	4	3,586	—	—
Multi-family	1	548	1	548	—	—	—	—	—	—
Mixed use and other	19	23,112	12	11,852	14	20,324	4	6,804	—	—
Residential real estate and other	9	3,453	7	2,326	6	2,797	4	1,391	—	—
Total loans	70	$55,977	46	$37,970	45	$41,501	27	$19,292	2	$135

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the nine months ended September 30, 2012, 68 loans totaling $69.9 million, were determined to be troubled debt restructurings, compared to 70 loans totaling $56.0 million, in the same period of 2011. Of these loans extended at below market terms, the weighted average extension had a term of approximately eight months during the nine months ended September 30, 2012 compared to 10 months for the same period of 2011. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 151 basis points and 201 basis points during the nine months ending September 30, 2012 and 2011, respectively. Interest-only payment terms were approximately five months and 10 months during the nine months ending September 30, 2012 and 2011, respectively. Additionally, $420,000 in principal balances were forgiven during the first nine months of 2012, compared to $67,000 in the same period of 2011.

The following table presents a summary of all loans restructured during the twelve months ended September 30, 2012 and 2011, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2012		Three months ended September 30, 2012		Nine months ended September 30, 2012
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	21	$15,161	3	$351	3	$351
Commercial real-estate
Residential construction	4	3,252	—	—	—	—
Commercial construction	7	3,360	5	2,740	5	2,740
Land	21	37,860	1	651	2	1,925
Office	2	4,795	—	—	—	—
Industrial	2	1,313	1	990	1	990
Retail	15	28,097	—	—	1	1,605
Multi-family	6	4,247	1	264	1	264
Mixed use and other	27	12,342	2	914	5	3,197
Residential real estate and other	16	3,977	5	1,931	6	2,379
Total loans	121	$114,404	18	$7,841	24	$13,451

(1)	Total restructured loans represent all loans restructured during the previous twelve months from the date indicated.

(2)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(Dollars in thousands)	As of September 30, 2011		Three months ended September 30, 2011		Nine months ended September 30, 2011
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	32	$11,941	3	$1,120	5	$1,946
Commercial real-estate
Residential construction	—	—	—	—	—	—
Commercial construction	4	9,779	1	377	1	377
Land	4	4,507	3	4,227	3	4,227
Office	9	8,906	3	3,899	3	3,899
Industrial	3	4,020	1	1,840	1	1,840
Retail	6	4,302	1	459	1	459
Multi-family	1	548	—	—	—	—
Mixed use and other	22	25,941	4	1,852	4	1,852
Residential real estate and other	10	3,894	3	769	3	769
Total loans	91	$73,838	19	$14,543	21	$15,369

(1)	Total restructured loans represent all loans restructured during the previous twelve months from the date indicated.

(2)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Loan Securitization
During the third quarter of 2009, the Company entered into a revolving period securitization transaction sponsored by First Insurance Funding Corporation ("FIFC"). In connection with the securitization, premium finance receivables – commercial were transferred to FIFC Premium Funding, LLC (the “securitization entity”). Principal collections on loans in the securitization entity were used to acquire and transfer additional loans into the securitization entity during the stated revolving period. At December 31, 2011, the stated revolving period ended and the majority of collections began accumulating to pay off the issued instruments as scheduled.

Instruments issued by the securitization entity included $600 million Class A notes bearing an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). Class B and Class C notes (“Subordinated securities”), which are recorded in the form of zero coupon bonds, were also issued and were retained by the Company.
This securitization transaction was accounted for as a secured borrowing and the securitization entity is treated as a consolidated subsidiary of the Company under ASC 810, “Consolidation”. The securitization entity’s receivables underlying third-party investors’ interests were recorded in loans, net of unearned income, excluding covered loans, an allowance for loan losses was established and the related debt issued was reported in secured borrowings—owed to securitization investors. Additionally, the Company’s retained interests in the transaction, principally consisting of subordinated securities, cash collateral, and overcollateralization of loans, constituted intercompany positions, which were eliminated in the preparation of the Company’s Consolidated Statements of Condition.
Upon transfer of premium finance receivables – commercial to the securitization entity, the receivables and certain cash flows derived from them became restricted for use in meeting obligations to the securitization entity’s creditors. The securitization entity had ownership of interest-bearing deposit balances that also had restrictions, the amounts of which were reported in interest-bearing deposits with other banks. With the exception of the seller’s interest in the transferred receivables, the Company’s interests in the securitization entity’s assets were generally subordinate to the interests of third-party investors.
During the first and second quarters of 2012, the Company purchased portions of the Notes in the open market in the amounts of $172.0 million and $67.2 million, respectively, effectively reducing the outstanding Notes, on a consolidated basis, to $360.8 million. On August 15, 2012, the securitization entity paid off the $360.8 million of Notes held by third party investors as well as the $239.2 million owed to the Company. Additionally, the Company received payment of $49.6 million related to the Subordinated securities held by the Company. As of September 30, 2012, the securitization entity held no loans or borrowings but retained approximately $1.8 million in cash.
The table below details the securitization entity’s assets and liabilities on a stand-alone basis as of the dates shown:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Cash collateral accounts	$1,795	$4,427	$1,759
Collections and interest funding accounts	—	268,165	35,406
Interest-bearing deposits with banks—restricted for securitization investors	$1,795	$272,592	$37,165
Loans, net of unearned income—restricted for securitization investors	$—	$412,988	$645,621
Allowance for loan losses	—	(1,456)	(2,155)
Net loans—restricted for securitization investors	$—	$411,532	$643,466
Other assets	—	2,319	2,568
Total assets	$1,795	$686,443	$683,199
Secured borrowings—owed to securitization investors	$—	$600,000	$600,000
Other liabilities	—	2,821	4,490
Total liabilities	$—	$602,821	$604,490
(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2012	Goodwill Acquired	Impairment Loss	September 30, 2012
Community banking	$259,336	$1,516	$—	$260,852
Specialty finance	16,095	22,823	—	38,918
Wealth management	30,037	1,827	—	31,864
Total	$305,468	$26,166	$—	$331,634
The community banking and wealth management segments’ goodwill increased $1.5 million and $1.8 million, respectively, in 2012 as a result of the acquisition of a bank branch and the trust operations of Suburban. Additionally, the specialty finance segment’s goodwill increased $22.8 million during this same period as a result of the acquisition of Macquarie Premium Funding Inc.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of September 30, 2012 is as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(603)	(460)	(411)
Net carrying amount	$1,197	$1,340	$1,389
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$38,501	$35,587	$35,567
Accumulated amortization	(24,178)	(21,457)	(20,547)
Net carrying amount	$14,323	$14,130	$15,020
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,390	$6,790	$6,090
Accumulated amortization	(505)	(190)	(86)
Net carrying amount	$6,885	$6,600	$6,004
Total other intangible assets, net	$22,405	$22,070	$22,413

Estimated amortization
Actual in nine months ended September 30, 2012	$3,216
Estimated remaining in 2012	1,158
Estimated—2013	4,471
Estimated—2014	3,942
Estimated—2015	2,402
Estimated—2016	1,836
The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.
The increase in core deposit intangibles from 2011 was related to the FDIC-assisted acquisitions of Charter National in the first quarter of 2012, Second Federal and First United Bank in the third quarter of 2012 as well as the acquisition of a bank branch of Suburban in the second quarter of 2012. The core deposit intangibles recognized in connection with these acquisitions are being amortized over a 10-year period on an accelerated basis.
The increase in intangibles within the wealth management segment was related to the Company’s acquisition of the trust business of Suburban during the first quarter of 2012. The customer list intangible recognized in connection with the acquisition is being amortized over a 10-year period on a straight-line basis.
Total amortization expense associated with finite-lived intangibles totaled approximately $3.2 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.

(10) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Balance:
Non-interest bearing	$2,162,215	$1,785,433	$1,631,709
NOW	1,841,743	1,698,778	1,633,752
Wealth management deposits	979,306	788,311	730,315
Money market	2,596,702	2,263,253	2,190,117
Savings	1,156,466	888,592	867,483
Time certificates of deposit	5,111,533	4,882,900	5,252,632
Total deposits	$13,847,965	$12,307,267	$12,306,008
Mix:
Non-interest bearing	16%	15%	13%
NOW	13	14	13
Wealth management deposits	7	6	6
Money market	19	18	18
Savings	8	7	7
Time certificates of deposit	37	40	43
Total deposits	100%	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.
(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Notes payable	$2,275	$52,822	$3,004
Federal Home Loan Bank advances	414,211	474,481	474,570
Other borrowings:
Securities sold under repurchase agreements	337,405	413,333	414,333
Other	39,824	30,420	33,749
Total other borrowings	377,229	443,753	448,082
Secured borrowings—owed to securitization investors	—	600,000	600,000
Subordinated notes	15,000	35,000	40,000
Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings, and subordinated notes	$808,715	$1,606,056	$1,565,656
At September 30, 2012, the Company had notes payable of $2.3 million. The Company had a $1.0 million outstanding balance of notes payable, with an interest rate of 4.50%, under a $76.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $75.0 million revolving credit facility, which matured on October 26, 2012, and a $1.0 million term loan maturing on June 1, 2015. At September 30, 2012, there was no balance outstanding on the $75.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 450 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points,

(b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 350 basis points (the “Eurodollar Rate”) and (2) 450 basis points. A commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility. As more fully described in Note 18 - Subsequent Events, on October 26, 2012, the Company entered into an Amended and Restated Credit Agreement, which altered the terms of the Agreement, and which provides for a $1.0 million term loan and a $100.0 million revolving credit facility, which mature on June 1, 2015 and October 25, 2013, respectively.
Borrowings under the Agreement are secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2012, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
As a result of the acquisition of Great Lakes Advisors, the Company assumed an unsecured promissory note to a Great Lakes Advisor shareholder (“Unsecured Promissory Note”) with an outstanding balance of $1.3 million as of September 30, 2012. Under the Unsecured Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points. As of September 30, 2012, the current interest rate was 1.25%.
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
At September 30, 2012 securities sold under repurchase agreements represent $70.8 million of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $266.6 million of short-term borrowings from brokers. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at September 30, 2012 and 2011 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of Tangible Equity Units (TEUs) in December 2010 and a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to an office building owned by the Company. The junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. At September 30, 2012, these notes had an outstanding balance of $19.8 million. See Note 17 – Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs. At September 30, 2012 the Fixed-rate Promissory Note had an outstanding balance of $20.0 million. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.
During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The QSPE issued $600 million Class A notes that had an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under TALF. During the first and second quarters of 2012, the Company purchased $172.0 million and $67.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the Company completely paid-off the remaining portion of these Notes as reflected on the Company’s Consolidated Statements of Condition as secured borrowings owed to securitization investors. See Note 8 — Loan Securitization, for more information on the QSPE.
At September 30, 2012, the Company had an obligation for one subordinated note with a remaining balance of $15.0 million. This subordinated note was issued in October 2005 (funded in May 2006). During the second quarter of 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. The remaining subordinated note as of September 30, 2012 requires annual principal payments of $5.0 million on May 29, 2013, 2014 and 2015. The Company may redeem the subordinated note without payment of premium or penalty at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.

(12) Junior Subordinated Debentures
As of September 30, 2012, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2012. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/2012	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.71%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.16%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.96%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.34%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.81%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	L+1.63	2.02%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.44%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.44%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.36%	05/2004	05/2034	05/2009
Total			$249,493		2.57%
The junior subordinated debentures totaled $249.5 million at September 30, 2012, December 31, 2011 and September 30, 2011.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2012, the weighted average contractual interest rate on the junior subordinated debentures was 2.57%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of September 30, 2012, was 4.91%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At September 30, 2012, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended September 30,		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	2012	2011
Net interest income:
Community banking	$124,684	$109,242	$15,442	14%
Specialty finance	33,125	28,802	4,323	15
Wealth management	524	2,883	(2,359)	(82)
Parent and inter-segment eliminations	(25,758)	(22,517)	(3,241)	(14)
Total net interest income	$132,575	$118,410	$14,165	12%
Non-interest income:
Community banking	$48,912	$55,714	$(6,802)	(12)%
Specialty finance	131	784	(653)	(83)
Wealth management	16,115	14,304	1,811	13
Parent and inter-segment eliminations	(2,213)	(3,555)	1,342	38
Total non-interest income	$62,945	$67,247	$(4,302)	(6)%
Net revenue:
Community banking	$173,596	$164,956	$8,640	5%
Specialty finance	33,256	29,586	3,670	12
Wealth management	16,639	17,187	(548)	(3)
Parent and inter-segment eliminations	(27,971)	(26,072)	(1,899)	(7)
Total net revenue	$195,520	$185,657	$9,863	5%
Segment profit:
Community banking	$39,663	$32,887	$6,776	21%
Specialty finance	12,967	12,765	202	2
Wealth management	1,317	2,357	(1,040)	(44)
Parent and inter-segment eliminations	(21,645)	(17,807)	(3,838)	(22)
Total segment profit	$32,302	$30,202	$2,100	7%
Segment assets:
Community banking	$16,877,673	$15,110,396	$1,767,277	12%
Specialty finance	3,796,745	3,255,916	540,829	17
Wealth management	95,128	88,551	6,577	7
Parent and inter-segment eliminations	(3,750,954)	(2,540,059)	(1,210,895)	(48)
Total segment assets	$17,018,592	$15,914,804	$1,103,788	7%

	Nine months ended September 30,		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	2012	2011
Net interest income:
Community banking	$368,834	$312,053	$56,781	18%
Specialty finance	90,750	84,808	5,942	7%
Wealth management	4,940	6,322	(1,382)	(22)%
Parent and inter-segment eliminations	(77,784)	(66,453)	(11,331)	(17)%
Total net interest income	$386,740	$336,730	$50,010	15%
Non-interest income:
Community banking	$117,717	$109,172	$8,545	8%
Specialty finance	1,724	2,282	(558)	(24)%
Wealth management	47,316	40,734	6,582	16%
Parent and inter-segment eliminations	(5,854)	(7,402)	1,548	21%
Total non-interest income	$160,903	$144,786	$16,117	11%
Net revenue:
Community banking	$486,551	$421,225	$65,326	16%
Specialty finance	92,474	87,090	5,384	6%
Wealth management	52,256	47,056	5,200	11%
Parent and inter-segment eliminations	(83,638)	(73,855)	(9,783)	(13)%
Total net revenue	$547,643	$481,516	$66,127	14%
Segment profit:
Community banking	$96,052	$61,158	$34,894	57%
Specialty finance	36,401	40,730	(4,329)	(11)%
Wealth management	5,297	5,060	237	5%
Parent and inter-segment eliminations	(56,643)	(48,594)	(8,049)	(17)%
Total segment profit	$81,107	$58,354	$22,753	39%
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
As required by ASC 815, the Company recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815, including changes in fair value related to the ineffective portion of cash flow hedges, are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are validated by comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans on a best efforts basis) are estimated based on changes in mortgage interest rates from the date of the loan commitment. The fair value of foreign currency derivatives is computed based on changes in foreign currency rates stated in the contract compared to those prevailing at the measurement date.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of September 30, 2012 and 2011:

	Derivative Assets			Derivative Liabilties
	Fair Value			Fair Value
(Dollars in thousands)	Balance Sheet Location	September 30, 2012	September 30, 2011	Balance Sheet Location	September 30, 2012	September 30, 2011
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	Other assets	$6	$132	Other liabilities	$9,491	$12,339
Interest rate derivatives designated as Fair Value Hedges	Other assets	$153	$—	Other liabilities	$—	$—
Total derivatives designated as hedging instruments under ASC 815		$159	$132		$9,491	$12,339
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	Other assets	50,190	32,882	Other liabilities	48,517	32,908
Interest rate lock commitments	Other assets	15,614	6,506	Other liabilities	10,392	249
Forward commitments to sell mortgage loans	Other assets	16	283	Other liabilities	11,568	5,116
Foreign exchange contracts	Other assets	11	—	Other liabilities	9	—
Total derivatives not designated as hedging instruments under ASC 815		$65,831	$39,671		$70,486	$38,273
Total derivatives		$65,990	$39,803		$79,977	$50,612
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of payments at the end of each period in which the interest rate specified in the contract exceed the agreed upon strike price. As of September 30, 2012, the Company had four interest rate swaps and two interest rate caps with an aggregate notional amount of $225 million that were designated as cash flow hedges of interest rate risk.

The table below provides details on each of these cash flow hedges as of September 30, 2012:

	September 30, 2012
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Gain (Loss)
Interest Rate Swaps:
September 2013	50,000	(2,398)
September 2013	40,000	(2,001)
September 2016	50,000	(3,352)
October 2016	25,000	(1,740)
Total Interest Rate Swaps	165,000	(9,491)
Interest Rate Caps:
September 2014	20,000	2
September 2014	40,000	4
Total Interest Rate Caps	60,000	6
Total Cash Flow Hedges	$225,000	$(9,485)
Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the nine months ended September 30, 2012 or September 30, 2011. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Unrealized loss at beginning of period	$(9,901)	$(10,120)	$(11,633)	$(13,323)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	1,471	2,246	4,324	6,615
Amount of loss recognized in other comprehensive income	(1,764)	(4,333)	(2,885)	(5,499)
Unrealized loss at end of period	$(10,194)	$(12,207)	$(10,194)	$(12,207)
As of September 30, 2012, the Company estimates that during the next twelve months, $6.1 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value related to certain of its floating rate assets that contain embedded optionality due to changes in benchmark interest rates, such as LIBOR. The Company uses purchased interest rate caps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate caps designated as fair value hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike price on the contract in exchange for an up-front premium. As of September 30, 2012, the Company had one interest rate cap with a notional amount of $96.5 million that was designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate assets.
For derivatives designated as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended September 30,

2012, the Company recognized a net gain of $37,000 in other income/expense related to hedge ineffectiveness. The Company also recognized a net reduction to interest income of $50,000 for the three months ended September 30, 2012 related to the Company’s fair value hedges, which includes net settlements on the derivatives and amortization adjustment of the basis in the hedged item. The Company did not have any fair value hedges outstanding prior to the second quarter of 2012.
The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of September 30, 2012:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended September 30,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Three Months Ended September 30,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended September 30,
		2012	2011	2012	2011	2012	2011
Interest rate products	Other income	$(229)	$—	$266	$—	$37	$—

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Nine Months Ended September 30,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Nine Months Ended September 30,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Nine Months Ended September 30,
		2012	2011	2012	2011	2012	2011
Interest rate products	Other income	$(432)	$—	$482	$—	$50	$—
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2012, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $2.0 billion (all interest rate swaps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from December 2012 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2012, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $1.2 billion and interest rate lock commitments with an aggregate notional amount of approximately $588.8 million. Additionally, the Company’s total mortgage loans held-for-sale at September 30, 2012 was $570.0 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-

equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of September 30, 2012 the Company held foreign currency derivatives with an aggregate notional amount of approximately $5.0 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2012 or September 30, 2011.
In the second quarter of 2012, the Company entered into two interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. These interest rate caps manage rising interest rates by transforming fixed rate loans and/or securities to variable if rates continue to rise, while retaining the ability to benefit from a decline in interest rates. The Company entered into another interest rate cap derivative in the third quarter of 2012. As of September 30, 2012, the three interest rate cap derivatives, which have not been designated as being in hedge relationships, have an aggregate notional value of $508.5 million.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative	Location in income statement	2012	2011	2012	2011
Interest rate swaps and caps	Other income	$(1,025)	$535	$(1,822)	$(93)
Mortgage banking derivatives	Mortgage banking revenue	(295)	448	2,068	(1,060)
Covered call options	Other income	2,083	3,436	8,320	8,193
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. The fair value of interest rate derivatives that contain credit-risk related contingent features that were in a net liability position as of September 30, 2012 was $58.9 million. As of September 30, 2012 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $7.1 million of cash and $48.7 million of securities. If the Company had breached any of these provisions at September 30, 2012 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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
At September 30, 2012, the Company classified $35.8 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the third quarter of 2012, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2012 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

At September 30, 2012, the Company held $22.3 million of other equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At September 30, 2012, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 2.03%-2.41% with an average of 2.25% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—Mortgage loans originated by Wintrust Mortgage, a division of Barrington ("Wintrust Mortgage") are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At September 30, 2012, the Company classified $6.3 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at September 30, 2012 was 10.22% with discount rates applied ranging from 10%-13.5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 21%-26% or a weighted average prepayment speed of 22.31% used as an input to value the pool of mortgage servicing rights at September 30, 2012. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$25,256	$—	$25,256	$—
U.S. Government agencies	628,184	—	628,184	—
Municipal	99,384	—	63,629	35,755
Corporate notes and other	156,989	—	156,989	—
Mortgage-backed	306,238	—	306,238	—
Equity securities	40,717	—	18,462	22,255
Trading account securities	635	—	635	—
Mortgage loans held-for-sale	548,300	—	548,300	—
Mortgage servicing rights	6,276	—	—	6,276
Nonqualified deferred compensations assets	5,438	—	5,438	—
Derivative assets	65,990	—	65,990	—
Total	$1,883,407	$—	$1,819,121	$64,286
Derivative liabilities	$79,977	$—	$79,977	$—

	September 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$16,203	$—	$16,203	$—
U.S. Government agencies	686,956	—	678,997	7,959
Municipal	62,307	—	36,902	25,405
Corporate notes and other	186,637	—	180,728	5,909
Mortgage-backed	272,547	—	269,595	2,952
Equity securities	43,032	—	12,141	30,891
Trading account securities	297	—	272	25
Mortgage loans held-for-sale	204,081	—	204,081	—
Mortgage servicing rights	6,740	—	—	6,740
Nonqualified deferred compensations assets	4,289	—	4,289	—
Derivative assets	39,803	—	39,803	—
Total	$1,522,892	$—	$1,443,011	$79,881
Derivative liabilities	$50,612	$—	$50,612	$—
The aggregate remaining contractual principal balance outstanding as of September 30, 2012 and 2011 for mortgage loans held-for-sale measured at fair value was $537.2 million and $200.4 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $548.3 million and $204.1 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of September 30, 2012 and 2011.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2012 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at June 30, 2012	$25,537	$20,218	$6,647
Total net gains (losses) included in:
Net income (1)	—	—	(371)
Other comprehensive income	14	2,037	—
Purchases	10,204	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2012	$35,755	$22,255	$6,276

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2012	$24,211	$18,971	$6,700
Total net gains (losses) included in:
Net income (1)	—	—	(424)
Other comprehensive income	50	3,284	—
Purchases	14,044	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(148)	—	—
Net transfers out of Level 3 (2)	(2,402)	—	—
Balance at September 30, 2012	$35,755	$22,255	$6,276

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2011 are summarized as follows:

(Dollars in thousands)	U.S. Agencies	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights
Balance at June 30, 2011	$—	$24,525	$16,313	$2,684	$30,891	$172	$8,762
Total net gains (losses) included in:
Net income (1)	—	—	—	—	—	—	(2,022)
Other comprehensive income	—	—	—	—	—	—	—
Purchases	—	6,492	500	333	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	(1,871)	—	—	—	(147)	—
Settlements	—	(1,230)	(192)	(65)	—	—	—
Net transfers into/(out of) Level 3 (2)	7,959	(2,511)	(10,712)	—	—	—	—
Balance at September 30, 2011	$7,959	$25,405	$5,909	$2,952	$30,891	$25	$6,740

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)
The transfer of U.S. Agency, Municipal securities and Corporate notes and other debt into/(out of) Level 3 is the result of the use of unobservable inputs that reflect the Company's own assumptions that market participants would use in pricing these securities. Transfers into/(out of) Level 3 are recognized at the end of the reporting period.

(Dollars in thousands)	U.S. Agencies	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights
Balance at January 1, 2011	$—	$16,416	$9,841	$2,460	$28,672	$4,372	$8,762
Total net gains (losses) included in:
Net income (1)	—	—	(274)	(53)	—	—	(2,022)
Other comprehensive income	—	(748)	—	—	419	—	—
Purchases	—	15,630	7,246	610	1,800	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	(6,655)	—	—	—	(4,347)	—
Settlements	—	(1,230)	(192)	(65)	—	—	—
Net transfers into/(out of) Level 3 (2)	7,959	1,992	(10,712)	—	—	—	—
Balance at September 30, 2011	$7,959	$25,405	$5,909	$2,952	$30,891	$25	$6,740

(1)
Income for Corporate notes and other debt and mortgage-backed is recognized as a component of interest income on securities. Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)
The transfer of U.S. Agency, Municipal securities and Corporate notes and other debt into/(out of) Level 3 is the result of the use of unobservable inputs that reflect the Company's own assumptions that market participants would use in pricing these securities. Transfers into/(out of) Level 3 are recognized at the end of the reporting period.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2012.

	September 30, 2012				Three Months Ended September 30, 2012 Fair Value Losses Recognized	Nine Months Ended September 30, 2012 Fair Value Losses Recognized
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$147,979	$—	$—	$147,979	$6,187	$19,049
Other real estate owned (1)	67,377	—	—	67,377	4,484	18,936
Mortgage loans held-for-sale, at lower of cost or market	21,685	—	21,685	—	—	—
Total	$237,041	$—	$21,685	$215,356	$10,671	$37,985

(1)	Fair value losses recognized on other real estate owned include valuation adjustments and charge-offs during the respective period.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At September 30, 2012, the Company had $233.0 million of impaired loans classified as Level 3. Of the $233.0 million of impaired loans, $148.0 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $85.0 million were valued based on discounted cash flows in accordance with ASC 310.
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
Similar to impaired loans, the Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for other real estate owned. At September 30, 2012, the Company had $67.4 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The impairment adjustments applied to other real estate owned range from 0%-61% of the carrying value prior to impairment adjustments at September 30, 2012, with a weighted average input of 5.4%. An increased impairment adjustment applied to the carrying value results in a decreased valuation.
Mortgage loans held-for-sale, at lower of cost or market—Fair value is based on either quoted prices for the same or similar loans, or values obtained from third parties, or is estimated for portfolios of loans with similar financial characteristics and is therefore considered a Level 2 valuation.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2012 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$35,755	Bond pricing	Equivalent rating	BBB-AAA	N/A	Increase
Other Equity Securities	22,255	Discounted cash flows	Discount rate	2.03%-2.41%	2.25%	Decrease
Mortgage Servicing Rights	6,276	Discounted cash flows	Discount rate	10%-13.5%	10.22%	Decrease
			Constant prepayment rate (CPR)	21%-26%	22.31%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	147,979	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned	67,377	Appraisal value	Property specific impairment adjustment	0%-61%	5.43%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2012		At December 31, 2011
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$212,814	$212,814	$169,704	$169,704
Interest bearing deposits with banks	934,430	934,430	749,287	749,287
Available-for-sale securities	1,256,768	1,256,768	1,291,797	1,291,797
Trading account securities	635	635	2,490	2,490
Brokerage customer receivables	30,633	30,633	27,925	27,925
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	80,687	80,687	100,434	100,434
Mortgage loans held-for-sale, at fair value	548,300	548,300	306,838	306,838
Mortgage loans held-for-sale, at lower of cost or market	21,685	22,042	13,686	13,897
Total loans	12,147,425	12,835,354	11,172,745	11,590,729
Mortgage servicing rights	6,276	6,276	6,700	6,700
Nonqualified deferred compensation assets	5,438	5,438	4,299	4,299
Derivative assets	65,990	65,990	38,607	38,607
FDIC indemnification asset	238,305	238,305	344,251	344,251
Accrued interest receivable and other	157,923	157,923	147,207	147,207
Total financial assets	$15,707,309	$16,395,595	$14,375,970	$14,794,165
Financial Liabilities
Non-maturity deposits	$8,736,432	8,736,432	$7,424,367	$7,424,367
Deposits with stated maturities	5,111,533	5,149,824	4,882,900	4,917,740
Notes payable	2,275	2,275	52,822	52,822
Federal Home Loan Bank advances	414,211	427,006	474,481	507,368
Subordinated notes	15,000	15,000	35,000	35,000
Other borrowings	377,229	377,229	443,753	443,753
Secured borrowings—owed to securitization investors	—	—	600,000	603,294
Junior subordinated debentures	249,493	250,385	249,493	185,199
Derivative liabilities	79,977	79,977	50,081	50,081
Accrued interest payable and other	11,133	11,133	12,952	12,952
Total financial liabilities	$14,997,283	$15,049,261	$14,225,849	$14,232,576

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
Secured borrowings – owed to securitization investors. The fair value of secured borrowings – owed to securitization investors is based on the discounted value of expected cash flows. In accordance with ASC 820, the Company has categorized secured borrowings – owed to securitization investors as a Level 3 fair value measurement. There were no secured borrowings - owed to securitization investors outstanding at September 30, 2012.
Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows. In accordance with ASC 820, the Company has categorized junior subordinated debentures as a Level 3 fair value measurement.
(16) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of September 30, 2012, assuming all performance-based shares will be issued at the maximum levels, 1,304,844 shares were available for future grants. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust.
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
The Long-Term Incentive Program (“LTIP”), which is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity, is administered under the 2007. The target awards include three components – time vested nonqualified stock options, performance-vested stock awards and performance-vested cash awards. The first grant of these awards was made in August 2011 and a second grant was made in January 2012. It is anticipated that LTIP awards will be granted annually. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-vested stock awards and performance-vested cash awards are based on the achievement of pre-established targets at the end of the performance period, which will generally be three years from the date of grant. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target award. The first grant of these awards, made in August 2011, has a final performance measurement date of December 31, 2013, resulting in an initial performance period of less than three years. The performance-based awards granted in 2012 have a final performance measurement date of December 31, 2014.
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
The following table presents the weighted average assumptions used to determine the fair value of options granted in the nine month period ending September 30, 2012 and 2011.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
Expected dividend yield	0.6%	0.6%
Expected volatility	62.6%	50.3%
Risk-free rate	0.7%	1.2%
Expected option life (in years)	4.5	6.1
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
Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.6 million and $1.4 million, in the third quarters of 2012 and 2011, respectively, and $7.2 million and $3.4 million for the 2012 and 2011 year-to-date periods, respectively.

A summary of stock option activity under the Plans for the nine months ended September 30, 2012 and September 30, 2011 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2012	2,064,534	$38.83
Granted	250,997	31.16
Exercised	(421,426)	20.27
Forfeited or canceled	(50,235)	36.42
Outstanding at September 30, 2012	1,843,870	$42.09	3.2	$5,029
Exercisable at September 30, 2012	1,840,731	$42.11	3.2	$5,010

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2011	2,040,701	$38.92
Granted	10,000	31.00
Exercised	(48,883)	15.90
Forfeited or canceled	(103,149)	46.30
Outstanding at September 30, 2011	1,898,669	$39.07	2.6	$3,028
Exercisable at September 30, 2011	1,717,762	$39.85	2.3	$2,818

(1)	Represents the weighted average contractual life remaining in years.

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

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2012 was $14.55. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011, was $4.9 million and $823,000, respectively.
A summary of restricted share and performance-vested stock award activity under the Plans for the nine months ended September 30, 2012 and September 30, 2011 is presented below:

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	336,709	$38.29	299,040	$39.44
Granted	109,557	32.31	90,285	33.16
Vested and issued	(123,629)	34.46	(37,651)	32.71
Forfeited	(1,353)	30.99	(2,000)	33.53
Outstanding at September 30	321,284	$37.76	349,674	$38.58
Vested, but not issuable at September 30	85,320	$51.80	85,000	$51.88

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	72,158	$33.25	—	$—
Granted	119,476	31.10	100,993	33.28
Vested and issued	—	—	—	—
Net change due to estimated performance	19,651	30.55	—	—
Forfeited	(3,897)	32.07	—	—
Outstanding at September 30	207,388	$31.78	100,993	$33.28

The number of performance-vested shares outstanding in the above table reflects the estimated number of shares to be issued based on management’s current assessment of attaining the pre-established performance measures. At September 30, 2012, the maximum number of performance-vested shares that could be issued based on the grants made to date was 430,440 shares.
The Company issues new shares to satisfy option exercises and vesting of restricted shares.

(17) Shareholders’ Equity and Earnings Per Share
Tangible Equity Units
In December 2010, the Company sold 4.6 million 7.50% TEUs at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit is composed of a prepaid common stock purchase contract and a junior subordinated amortizing note due December 15, 2013. The prepaid stock purchase contracts have been recorded as surplus (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes have been recorded as debt within other borrowings. Issuance costs associated with the debt component are recorded as a discount within other borrowings and will be amortized over the term of the instrument to December 15, 2013. The Company allocated the proceeds from the issuance of the TEU to equity and debt based on the relative fair values of the respective components of each unit.
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
The fair value of the equity component was determined using Black-Scholes valuation models applied to the range of stock prices contemplated by the terms of the TEU and using the following assumptions: (1) risk-free interest rate of 0.95%; (2) expected stock price volatility in the range of 35%-45%; (c) dividend yield plus stock borrow cost of 0.85%; and (4)term of 3.02 years.
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
Common Stock Warrants
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury, a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. At September 30, 2012, the warrant to purchase 1,643,295 shares remains outstanding.
The Company previously issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. In March 2012, 18,000 warrants were exercised. As a result, warrants outstanding totaled 1,000 at September 30, 2012 and 19,000 at September 30, 2011. The expiration date on these remaining outstanding warrants is February 2013.
Other
In August 2012, the Company issued 25,493 shares of its common stock in settlement of contingent consideration related to the previously completed acquisition of Great Lakes Advisors, which is in addition to the 529,087 shares issued in July 2011 at the time of the acquisition. In September 2011, the Company issued 353,650 shares of its common stock in the acquisition of ESBI.

The following table summarizes the components of other comprehensive income (loss), including the related income tax effects, for the periods presented (in thousands).

	Accumulated Unrealized Gains on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2012	$5,907	$(6,037)	$2,101	$1,971
Other comprehensive income during the period	2,111	(174)	5,897	7,834
Balance at September 30, 2012	$8,018	$(6,211)	$7,998	$9,805

Balance at January 1, 2012	$4,204	$(7,082)	$—	$(2,878)
Other comprehensive income during the period	3,814	871	7,998	12,683
Balance at September 30, 2012	$8,018	$(6,211)	$7,998	$9,805

Balance at July 1, 2011	$10,369	$(6,237)	$—	$4,132
Other comprehensive income during the period	510	(1,171)	—	(661)
Balance at September 30, 2011	$10,879	$(7,408)	$—	$3,471

Balance at January 1, 2011	$2,679	$(8,191)	$—	$(5,512)
Other comprehensive income during the period	8,200	783	—	8,983
Balance at September 30, 2011	$10,879	$(7,408)	$—	$3,471
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)		2012	2011	2012	2011
Net income		$32,302	$30,202	$81,107	$58,354
Less: Preferred stock dividends and discount accretion		2,616	1,032	6,477	3,096
Net income applicable to common shares—Basic	(A)	29,686	29,170	74,630	55,258
Add: Dividends on convertible preferred stock, if dilutive		2,581	1,000	6,374	—
Net income applicable to common shares—Diluted	(B)	32,267	30,170	81,004	55,258
Weighted average common shares outstanding	(C)	36,381	35,550	36,305	35,152
Effect of dilutive potential common shares		12,295	10,551	11,292	8,683
Weighted average common shares and effect of dilutive potential common shares	(D)	48,676	46,101	47,597	43,835
Net income per common share:
Basic	(A/C)	$0.82	$0.82	$2.06	$1.57
Diluted	(B/D)	$0.66	$0.65	$1.70	$1.26
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
(18) Subsequent Events

On October 26, 2012, the Company entered into a Fifth Amendment Agreement, (the “Amendment”) to the Amended and Restated Credit Agreement dated as of October 30, 2009 (as amended, the “Credit Agreement”) among the Company, the lenders named therein, and an unaffiliated bank as administrative agent.

The revolving commitment under the Credit Agreement was increased by $25.0 million resulting in a total revolving commitment of all lenders under the Credit Agreement of $100.0 million. Pursuant to the Amendment, borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the greater of (1) 400 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 300 basis points (the “Eurodollar Rate”) and (2) 400 basis points. A commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.

As of the date hereof, the Company has no outstanding balance under the revolving credit facility and has $1.0 million outstanding under its term facility.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of September 30, 2012 compared with December 31, 2011 and September 30, 2011, and the results of operations for the three and nine month periods ended September 30, 2012 and 2011, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the Risk Factors discussed herein and under Item 1A of the Company’s 2011 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
Third Quarter Highlights
The Company recorded net income of $32.3 million for the third quarter of 2012 compared to $30.2 million in the third quarter of 2011. The results for the third quarter of 2012 demonstrate continued operating strengths as loans outstanding increased, credit quality measures improved, net interest margin remained stable and our deposit funding base mix continued its beneficial shift toward an aggregate lower cost of funds. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market. For more information, see “Overview—Recent Acquisition Transactions.”
The Company increased its loan portfolio, excluding covered loans and loans held for sale, from $10.3 billion at September 30, 2011 and $10.5 billion at December 31, 2011, to $11.5 billion at September 30, 2012. This increase was primarily a result of the Company’s commercial banking initiative, growth in the premium finance receivables – commercial portfolio and the acquisition of a Canadian insurance premium funding company in the second quarter of 2012. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the third quarter of 2012, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources, including the Company’s first quarter 2012 issuance of preferred stock, see “Stock Offerings” below. At September 30, 2012, the Company had over $1.1 billion in overnight liquid funds and interest-bearing deposits with banks.
The Company recorded net interest income of $132.6 million in the third quarter of 2012 compared to $118.4 million in the third quarter of 2011. The higher level of net interest income recorded in the third quarter of 2012 compared to the third quarter of 2011 resulted from an increase in average earning assets and the positive re-pricing of retail interest-bearing deposits along with a more favorable deposit mix. Average earning assets for the third quarter of 2012 increased by $1.1 billion compared to the third quarter of 2011. Average earning asset growth over the past 12 months was primarily a result of the $1.7 billion increase in average loans, excluding covered loans, partially offset by a decrease of $518.4 million in average liquidity management assets and a decrease of $82.5 million in the average balance of covered loans. The growth in average total loans, excluding covered loans, was comprised of an increase of $533.6 million in commercial loans, $407.8 million in mortgages held for sale, $260.0 million in commercial real-estate loans, $253.3 million in U.S.-originated commercial premium finance receivables, $246.8 million in Canadian-originated commercial premium finance receivables and $19.7 million in life premium finance receivables. The average earning asset growth of $1.1 billion in the third quarter of 2012 offset a 23 basis point decline in the yield on earning assets, creating an increase in total interest income of $3.3 million in the third quarter of 2012 compared to the third quarter of 2011. Funding for the average earning asset growth of $1.1 billion was provided by an increase in total average interest bearing liabilities of $290.8 million (an increase in interest-bearing deposits of $818.3 million offset by a decrease of $527.5 million of wholesale funding) and an increase of $832.3 million in the average balance of net free funds. A 37 basis point decline in the rate paid on total interest-bearing liabilities partially attributable to the pay off of instruments issued by the Company's securitization entity (see Note 8 “Loan Securitization” of the Financial Statements presented under Item 1 of this report for more information) more than offset the increase in average balance of net free funds, creating a $10.9 million reduction in interest expense in the third quarter of 2012 compared to the third quarter of 2011.
Non-interest income totaled $62.9 million in the third quarter of 2012 a decrease of $4.3 million, or 6%, compared to the third quarter of 2011. The decrease in the third quarter of 2012 compared to the third quarter of 2011 was primarily attributable to lower bargain purchase gains and trading losses, partially offset by higher mortgage banking and wealth management revenues. Mortgage banking revenue increased $16.7 million when compared to the third quarter of 2011. The increase in mortgage banking revenue in the current quarter as compared to the third quarter of 2011 resulted primarily from an increase in gains on sales of loans, which was driven by higher origination volumes in the current quarter due to a favorable mortgage interest rate environment. Loans sold to the secondary market were $1.1 billion in the third quarter of 2012 compared to $641.7 million in the third quarter of 2011 (see “Non-Interest Income” section later in this document for further detail).
Non-interest expense totaled $124.5 million in the third quarter of 2012, increasing $18.2 million, or 17%, compared to the third quarter of 2011. The increase compared to the third quarter of 2011 was primarily attributable to a $13.4 million increase in salaries and employee benefits. Salaries and employee benefits expense increased primarily as a result of a $9.1 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program, a $3.5 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows, and an $820,000 increase from employee benefits (primarily health plan and payroll taxes related).
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
In particular:

•
The Company’s provision for credit losses in the third quarter of 2012 totaled $18.8 million, a decrease of $10.5 million when compared to the third quarter of 2011. Net charge-offs decreased to $17.9 in the third quarter of 2012 compared to $26.9 million for the same period in 2011.

•
The Company’s allowance for loan losses, excluding covered loans, totaled $112.3 million at September 30, 2012, reflecting a decrease of $6.4 million, or 5%, when compared to the same period in 2011 and an increase of $1.9 million, or 2%, when compared to December 31, 2011. At September 30, 2012, approximately $55.1 million, or 49%, of the allowance for loan losses was associated with commercial real estate loans and another $27.7 million, or 25%, was associated with commercial loans. The decrease in the allowance for loan losses, excluding covered loans, in the current period compared to the prior year period reflects the improvements in credit quality metrics in 2012.

•
The Company has significant exposure to commercial real estate. At September 30, 2012, $3.7 billion, or 30%, of our loan portfolio, excluding covered loans, was commercial real estate, with more than 91% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. As of September 30, 2012, the commercial real estate loan portfolio was comprised of $347.3 million related to land, residential and commercial construction, $584.3 million related to office buildings, $560.7 million related to retail, $574.3 million related to industrial use, $363.4 million related to multi-family and $1.2 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of September 30, 2012, the Company had approximately $58.5 million of non-performing commercial real estate loans representing approximately 1.6% of the total commercial real estate loan portfolio. $16.1 million, or 28%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $117.9 million (of which $58.5 million, or 50%, was related to commercial real estate) at September 30, 2012, a decrease of approximately $16.1 million compared to September 30, 2011. This decrease was a result of non-performing loan settlements and a lower level of non-performing loan inflows during the current period.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased by $29.5 million, to $67.4 million during the third quarter of 2012, from $96.9 million at September 30, 2011. The decrease in other real estate owned in the third quarter of 2012 compared to the same period in the prior year is primarily a result of disposals during 2012. The $67.4 million of other real estate owned as of September 30, 2012 was comprised of $13.9 million of residential real estate development property, $45.3 million of commercial real estate property and $8.2 million of residential real estate property.

A continuation of real estate valuation and macroeconomic deterioration could result in higher default levels, a significant increase in foreclosure activity, and a material decline in the value of the Company’s assets.
During the quarter, Management continued its strategic efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $149.7 million as of September 30, 2012, increasing $1.8 million compared to the balance of $147.9 million as of December 31, 2011. Fluctuations from period to period in loans that are past due 30 days or more and still accruing interest are primarily the result of timing of payments for loans with near term delinquencies (i.e. 30-89 days past-due).
At September 30, 2012, the Company had a $3.2 million estimated liability on loans expected to be repurchased from loans sold to investors compared to a $7.8 million liability for similar items as of September 30, 2011. The decrease in the liability is a result of negotiated settlements and lower loss estimates on future indemnification requests. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
In addition, during the third quarter of 2012, the Company restructured certain loans in the amount of $9.5 million by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At September 30, 2012, approximately $147.2 million in loans had terms modified, with $128.4 million of these modified loans in accruing status.
Trends in Our Three Operating Segments During the Third Quarter
Community Banking
Net interest income. Net interest income for the community banking segment totaled $124.7 million for the third quarter of 2012 compared to $123.0 million for the second quarter of 2012 and $109.2 million for the third quarter of 2011. The increase in net interest income in the third quarter of 2012 compared to both the second quarter of 2012 and third quarter of 2011 can be attributed to growth in earning assets, including those obtained in FDIC-assisted acquisitions as well as the ability to price interest-bearing deposits at more reasonable rates.
Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.
Level of non-performing loans and other real estate owned. Given the current economic conditions, problem loan expenses have been at elevated levels in recent years. However, both other real-estate owned and non-performing loans decreased in the third quarter of 2012 as compared to the second quarter of 2012 and third quarter of 2011. The decrease in non-performing loans in the current quarter compared to the second quarter of 2012 and third quarter of 2011 is a result of improvement in credit quality.

Mortgage banking revenue. Mortgage banking revenue increased $5.5 million when compared to the second quarter of 2012 and increased $16.7 million when compared to the third quarter of 2011. The increase in the current quarter as compared to the second quarter of 2012 and third quarter of 2011 resulted primarily from an increase in gains on sales of loans, which was driven by higher origination volumes in the current quarter due to a favorable mortgage interest rate environment.
For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Specialty Finance
Financing of Commercial Insurance Premiums. FIFC originated approximately $936.2 million in commercial insurance premium finance loans in the U.S. in the third quarter of 2012 compared to $1.1 billion in the second quarter of 2012 and $867.7 million in the third quarter of 2011. The decline in originations in the third quarter of 2012 as compared to the second quarter of 2012 is due to seasonality. When compared to the third quarter of 2011, loan originations in the current quarter increased by 8% which reflects improved market conditions as well as a continued focus on establishing new customer relationships.
The Company acquired a Canadian insurance premium funding company in the second quarter of 2012. In the third quarter of 2012, the Canadian insurance premium funding company originated approximately $173.3 million in commercial insurance premium finance loans. For more information on this acquisition, see “Overview—Recent Acquisition Transactions.”
Financing of Life Insurance Premiums. FIFC originated approximately $79.9 million in life insurance premium finance loans in the third quarter of 2012 compared to $96.4 million in the second quarter of 2012, and compared to $91.3 million in the third quarter of 2011. The decline in originations in the third quarter of 2012 from the second quarter of 2012 and third quarter of 2011 was a result of a decrease in the demand for life insurance financing during the current period due in part to the uncertainty regarding prospective tax law changes.
For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Wealth Management Activities
The wealth management segment recorded higher non-interest income in the third quarter of 2012 compared to the third quarter of 2011 primarily as a result of the acquisition of a community bank trust operation as well as continued growth within the existing business. For more information on the trust operation acquisition, see “Overview—Recent Acquisition Transactions.”
For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management Activities” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Recent Acquisition Transactions
FDIC-Assisted Transactions
On September 28, 2012, the Company’s wholly-owned subsidiary Old Plank Trail Bank, acquired certain assets and liabilities and the banking operations of First United Bank in an FDIC-assisted transaction. First United Bank operated four locations in Illinois; one in Crete, two in Frankfort and one in Steger, as well as one location in St. John, Indiana and had approximately $328.1 million in total assets and $316.7 million in total deposits as of the acquisition date. Old Plank Trail Bank acquired substantially all of First United Bank's assets at a discount of approximately 9.3% and assumed all of the non-brokered deposits at a premium of 0.60%. In connection with the acquisition, Old Plank Trail Bank entered into a loss sharing agreement with the FDIC whereby Old Plank Trail Bank will share in losses with the FDIC on certain loans and foreclosed real estate at First United Bank.

On July 20, 2012, the Company’s wholly-owned subsidiary Hinsdale Bank, assumed the deposits and banking operations of Second Federal in an FDIC-assisted transaction. Second Federal operated three locations in Illinois; two in Chicago (Brighton Park and Little Village neighborhoods) and one in Cicero, and had $168.8 million in total deposits as of the acquisition date. Hinsdale Bank assumed substantially all of Second Federal's non-brokered deposits at a premium of $100,000.

On February 10, 2012, the Company announced that its wholly-owned subsidiary bank, Barrington Bank, acquired certain assets and liabilities and the banking operations of Charter National in an FDIC-assisted transaction. Charter National operated two locations: one in Hoffman Estates and one in Hanover Park and had approximately $92.4 million in total assets and $90.1 million in total deposits as of the acquisition date. Barrington Bank acquired substantially all of Charter National’s assets at a discount of approximately 4.1% and assumed all of the non-brokered deposits at no premium. In connection with the acquisition, Barrington Bank entered into a loss sharing agreement with the FDIC whereby Barrington Bank will share in losses with the FDIC on certain loans and foreclosed real estate at Charter National.
On July 8, 2011, the Company announced that its wholly-owned subsidiary bank, Northbrook Bank, acquired certain assets and liabilities and the banking operations of First Chicago in an FDIC-assisted transaction. First Chicago operated seven locations in Illinois: three in Chicago, one each in Bloomingdale, Itasca, Norridge and Park Ridge, and had approximately $768.9 million in total assets and $667.8 million in total deposits as of the acquisition date. Northbrook Bank acquired substantially all of First Chicago’s assets at a discount of approximately 12% and assumed all of the non-brokered deposits at a premium of approximately 0.5%. In connection with the acquisition, Northbrook Bank entered into a loss sharing agreement with the FDIC whereby Northbrook Bank will share in losses with the FDIC on certain loans and foreclosed real estate at First Chicago.
On March 25, 2011, the Company announced that its wholly-owned subsidiary bank, Advantage National Bank Group (“Advantage”), acquired certain assets and liabilities and the banking operations of The Bank of Commerce (“TBOC”) in an FDIC-assisted transaction. TBOC operated one location in Wood Dale, Illlinois and had approximately $174.0 million in total assets and $164.7 million in total deposits as of the acquisition date. Advantage acquired substantially all of TBOC’s assets at a discount of approximately 14% and assumed all of the non-brokered deposits at a premium of approximately 0.1%. Advantage subsequently changed its name to Schaumburg Bank and Trust Company, N.A. (“Schaumburg”). In connection with the acquisition, Advantage entered into a loss sharing agreement with the FDIC whereby Advantage will share in losses with the FDIC on certain loans and foreclosed real estate at TBOC.
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
Loans comprise the majority of the assets acquired in FDIC-assisted transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, OREO, and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to loss-sharing agreements as “covered loans” and use the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. At their respective acquisition dates, the Company estimated the fair value of the reimbursable losses, which were approximately $65.1 million, $13.2 million, $273.3 million, $48.9 million and $6.7 million related to the First United Bank, Charter National, First Chicago, TBOC and CFBC acquisitions, respectively. As no loans were acquired by the Company in the acquisition of Second Federal, there is no fair value of reimbursable losses. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification assets, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. The FDIC-assisted transactions resulted in bargain purchase gains of $6.6 million for First United Bank, $43,000 for Second Federal, $785,000 for Charter National, $27.4 million for First Chicago, $8.6 million for TBOC and $2.0 million for CFBC, which are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.
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

Acquisition of a Branch of Suburban Bank & Trust
On April 13, 2012, the Company’s wholly-owned subsidiary bank, Old Plank Trail Bank, completed its acquisition of a branch of Suburban located in Orland Park, Illinois. Through this transaction, Old Plank Trail Bank acquired approximately $52 million of deposits and $3 million of loans. The Company recorded goodwill of $1.5 million on the branch acquisition.
Acquisition of the Trust Operations of Suburban Bank & Trust
On March 30, 2012, the Company’s wholly-owned subsidiary, CTC, completed its acquisition of the trust operations of Suburban. Through this transaction, CTC acquired trust accounts having assets under administration of approximately $160 million, in addition to land trust accounts and various other assets. The Company recorded goodwill of $1.8 million on this acquisition.
Acquisition of Elgin State Bank
On September 30, 2011, the Company completed its acquisition of ESBI. ESBI was the parent company of Elgin State Bank, which operated three banking locations in Elgin, Illinois. As part of the transaction, Elgin State Bank merged into the Company’s wholly-owned subsidiary bank, St. Charles, and the three acquired banking locations are operating as branches of St. Charles under the brand name Elgin State Bank. Elgin State Bank had approximately $263.2 million in assets and $241.1 million in deposits at September 30, 2011. The Company recorded goodwill of approximately $5.0 million on the acquisition.
Acquisition of Great Lakes Advisors
On July 1, 2011, the Company acquired Great Lakes Advisors, a Chicago-based investment manager with approximately $2.4 billion in assets under management. Great Lakes Advisors merged with Wintrust’s existing asset management business, Wintrust Capital Management, LLC and operates as “Great Lakes Advisors, LLC, a Wintrust Wealth Management Company”.
Acquisition of River City Mortgage
On April 13, 2011, the Company announced the acquisition of certain assets and the assumption of certain liabilities of the mortgage banking business of River City of Bloomington, Minnesota. With offices in Minnesota, Nebraska and North Dakota, River City originated nearly $500 million in mortgage loans in 2010.
Acquisition of Woodfield Planning Corporation
On February 3, 2011, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of Woodfield of Rolling Meadows, Illinois. With offices in Rolling Meadows, Illinois and Crystal Lake, Illinois, Woodfield originated approximately $180 million in mortgage loans in 2010.

Announced Acquisitions

On September 18, 2012, the Company announced the signing of a definitive agreement to acquire HPK Financial Corporation (“HPK”). HPK is the parent company of Hyde Park Bank and Trust Company, an Illinois state bank, (“Hyde Park Bank”), which operates two banking locations in the Hyde Park neighborhood of Chicago, Illinois. As of June 30, 2012, Hyde Park Bank had approximately $390 million in assets and approximately $238 million in deposits. The Company expects that this acquisition will be completed late in the fourth quarter of 2012.
Stock Offerings
On March 14, 2012, the Company announced the pricing of 126,500 shares, or $126,500,000 aggregate liquidation preference, of Series C Preferred Stock. Dividends will be payable on the Series C Preferred Stock when, as, and if, declared by Wintrust’s Board of Directors on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year at a rate of 5.00% per year on the liquidation preference of $1,000 per share.
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

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three and nine months ended September 30, 2012, as compared to the same period last year, are shown below:

(Dollars in thousands, except per share data)	Three months ended September 30, 2012	Three months ended September 30, 2011	Percentage (%) or Basis Point (bp)Change
Net income	$32,302	$30,202	7%
Net income per common share—Diluted	0.66	0.65	2
Net revenue (1)	195,520	185,657	5
Net interest income	132,575	118,410	12
Pre-tax adjusted earnings (2) (6)	68,923	57,524	20
Net interest margin (2)	3.50%	3.37%	13 bp
Net overhead ratio (2) (3)	1.47	1.00	47
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.52	1.56	(4)
Efficiency ratio (2) (4)	63.67	57.21	646
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	63.48	63.69	(21)
Return on average assets	0.77	0.77	—
Return on average common equity	7.57	7.94	(37)

(Dollars in thousands, except per share data)	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Percentage (%) or Basis Point (bp) Change
Net income	$81,107	$58,354	39%
Net income per common share—Diluted	1.70	1.26	35
Net revenue (1)	547,643	481,516	14
Net interest income	386,740	336,730	15
Pre-tax adjusted earnings (2) (6)	201,452	161,416	25
Net interest margin (2)	3.52%	3.41%	11 bp
Net overhead ratio (2) (3)	1.63	1.44	19
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.52	1.61	(9)
Efficiency ratio (2) (4)	65.75	62.67	308
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	62.41	63.36	(95)
Return on average assets	0.67	0.54	13
Return on average common equity	6.53	5.21	132
At end of period
Total assets	$17,018,592	$15,914,804	7%
Total loans, excluding loans held-for-sale, excluding covered loans	11,489,900	10,272,711	12
Total loans, including loans held-for-sale, excluding covered loans	12,059,885	10,485,747	15
Total deposits	13,847,965	12,306,008	13
Junior subordinated debentures	249,493	249,493	—
Total shareholders’ equity	1,761,300	1,528,187	15
Tangible common equity ratio (TCE) (2)	7.4%	7.4%	0 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.4	7.7	70
Book value per common share (2)	$37.25	$33.92	10%
Tangible common book value per share (2)	28.93	26.47	9
Market price per common share	37.57	25.81	46
Excluding covered loans:
Allowance for loan losses to total loans (5)	0.98%	1.15%	(17) bp
Allowance for credit losses to total loans (5)	1.09	1.29	(20)
Non-performing loans to total loans	1.03	1.30	(27)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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
The net overhead ratio and the efficiency ratio are primarily reviewed by the Company based on pre-tax adjusted earnings. The Company believes that these measures provide a more meaningful view of the Company’s operating efficiency and expense management. The net overhead ratio, based on pre-tax adjusted earnings, is calculated by netting total adjusted non-interest expense and total adjusted non-interest income, annualizing this amount, and dividing it by total average assets. Adjusted non-interest expense is calculated by subtracting OREO expenses, covered loan collection expense, defeasance cost and seasonal payroll tax fluctuation. Adjusted non-interest income is calculated by adding back the recourse obligation on loans previously sold and subtracting gains or adding back losses on foreign currency remeasurement, investment partnerships, bargain purchase, trading and available-for-sale securities activity.
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$158,201	$154,951	$470,378	$448,176
Taxable-equivalent adjustment:
—Loans	148	100	417	326
—Liquidity management assets	352	313	1,014	904
—Other earning assets	1	6	7	11
Interest Income—FTE	$158,702	$155,370	$471,816	$449,417
(B) Interest Expense (GAAP)	25,626	36,541	83,638	111,446
Net interest income—FTE	133,076	118,829	388,178	337,971
(C) Net Interest Income (GAAP) (A minus B)	$132,575	$118,410	$386,740	$336,730
(D) Net interest margin (GAAP)	3.49%	3.36%	3.51%	3.40%
Net interest margin—FTE	3.50%	3.37%	3.52%	3.41%
(E) Efficiency ratio (GAAP)	63.83%	57.34%	65.92%	62.84%
Efficiency ratio—FTE	63.67%	57.21%	65.75%	62.67%
Efficiency ratio—Based on pre-tax adjusted earnings	63.48%	63.69%	62.41%	63.36%
(F) Net Overhead ratio (GAAP)	1.47%	1.00%	1.63%	1.44%
Net Overhead ratio—Based on pre-tax adjusted earnings	1.52%	1.56%	1.52%	1.61%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,761,300	$1,528,187
(G) Less: Preferred stock	(176,371)	(49,736)
Less: Intangible assets	(354,039)	(324,782)
(H) Total tangible common shareholders’ equity	$1,230,890	$1,153,669
Total assets	$17,018,592	$15,914,804
Less: Intangible assets	(354,039)	(324,782)
(I) Total tangible assets	$16,664,553	$15,590,022
Tangible common equity ratio (H/I)	7.4%	7.4%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.4%	7.7%
Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$52,173	$50,046	$131,261	$96,059
Add: Provision for credit losses	18,799	29,290	56,890	83,821
Add: OREO expenses, net	3,808	5,134	16,834	17,519
Add: Recourse obligation on loans previously sold	—	266	—	(547)
Add: Covered loan collection expense	1,201	336	3,923	1,887
Add: Defeasance cost	—	—	996	—
Add: Seasonal payroll tax fluctuation	(1,121)	(781)	873	932
Add: Loss on foreign currency remeasurement	825	—	825	—
Less: (Gain) loss from investment partnerships	(718)	1,439	(2,178)	1,323
Less: Gain on bargain purchases, net	(6,633)	(27,390)	(7,418)	(37,974)
Less: Trading losses (gains), net	998	(591)	1,780	(121)
Less: Gains on available-for-sale securities, net	(409)	(225)	(2,334)	(1,483)
Pre-tax adjusted earnings	$68,923	$57,524	$201,452	$161,416
Calculation of book value per share
Total shareholders’ equity	$1,761,300	$1,528,187
Less: Preferred stock	(176,371)	(49,736)
(J) Total common equity	$1,584,929	$1,478,451
Actual common shares outstanding	36,411	35,924
Add: TEU conversion shares	6,133	7,666
(K) Common shares used for book value calculation	42,544	43,590
Book value per share (J/K)	$37.25	$33.92
Tangible common book value per share (H/K)	$28.93	$26.47

Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 45 of the Company’s 2011 Form 10-K.
Net Income
Net income for the quarter ended September 30, 2012 totaled $32.3 million, an increase of $2.1 million, or 7%, compared to the third quarter of 2011. On a per share basis, net income for the third quarter of 2012 totaled $0.66 per diluted common share compared to $0.65 in the third quarter of 2011.
The most significant factors impacting net income for the third quarter of 2012 as compared to the same period in the prior year include increased mortgage banking revenues due to higher origination volumes and better pricing in 2012, lower provision for credit losses as credit quality improved, increased interest income and fees on loans due to portfolio growth, along with reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base. These improvements were partially offset by an increase in salary expense caused by the addition of employees from acquisitions and lower bargain purchase gains.

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
Quarter Ended September 30, 2012 compared to the Quarter Ended September 30, 2011
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2012 as compared to the third quarter of 2011 (linked quarters):

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,565,151	$9,061	1.41%	$3,083,508	$14,508	1.87%
Other earning assets (2) (3) (7)	31,142	222	2.83	28,834	217	2.98
Loans, net of unearned income (2) (4) (7)	11,922,450	137,022	4.57	10,200,733	127,718	4.97
Covered loans	597,518	12,397	8.25	680,003	12,926	7.54
Total earning assets (7)	$15,116,261	$158,702	4.18%	$13,993,078	$155,369	4.41%
Allowance for loan and covered loan losses	(138,740)			(128,848)
Cash and due from banks	185,435			140,010
Other assets	1,542,473			1,522,187
Total assets	$16,705,429			$15,526,427

Interest-bearing deposits	$11,261,184	$16,794	0.59%	$10,442,886	$21,893	0.83%
Federal Home Loan Bank advances	441,445	2,817	2.54	486,379	4,166	3.40
Notes payable and other borrowings	426,675	2,024	1.89	461,141	2,874	2.47
Secured borrowings—owed to securitization investors	176,904	795	1.79	600,000	3,003	1.99
Subordinated notes	15,000	67	1.75	40,000	168	1.65
Junior subordinated notes	249,493	3,129	4.91	249,493	4,437	6.96
Total interest-bearing liabilities	$12,570,701	$25,626	0.81%	$12,279,899	$36,541	1.18%
Non-interest bearing deposits	2,092,028			1,553,769
Other liabilities	305,960			185,042
Equity	1,736,740			1,507,717
Total liabilities and shareholders’ equity	$16,705,429			$15,526,427
Interest rate spread (5) (7)			3.37%			3.23%
Net free funds/contribution (6)	$2,545,560		0.13%	$1,713,179		0.14%
Net interest income/Net interest margin(7)		$133,076	3.50%		$118,828	3.37%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2012 and 2011 were $501,000 and $419,000, respectively.

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

The net interest margin for the third quarter of 2012 was 3.50% compared to 3.37% in the third quarter of 2011. Average earning assets for the third quarter of 2012 increased by $1.1 billion compared to the third quarter of 2011. This was comprised of average loan growth, excluding covered loans, of $1.7 billion offset by a decrease of $518.4 million in the average balance of liquidity management assets and a decrease of $82.5 million in the average balance of covered loans. The growth in average total loans, excluding covered loans, was comprised of an increase of $533.6 million in commercial loans, $407.8 million in mortgages held for sale, $260.0 million in commercial real-estate loans, $253.3 million in U.S.-originated commercial premium finance receivables, $246.8 million in Canadian-originated commercial premium finance receivables and $19.7 million in life premium finance receivables. The average earning asset growth of $1.1 billion in the third quarter of 2012 offset a 23 basis point decline in the yield on earning assets, creating an increase in total interest income of $3.3 million in the third quarter of 2012 compared to the third quarter of 2011. Funding for the average earning asset growth of $1.1 billion was provided by an increase in total average interest bearing liabilities of $290.8 million (an increase in interest-bearing deposits of $818.3 million offset by a decrease of $527.5 million of wholesale funding) and an increase of $832.3 million in the average balance of net free funds. A 37 basis point decline in the rate paid on total interest-bearing liabilities more than offset the increase in average balance of net free funds, creating a $10.9 million reduction in interest expense in the third quarter of 2012 compared to the third quarter of 2011.

Quarter Ended September 30, 2012 compared to the Quarter June 30, 2012
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2012 as compared to the second quarter of 2012 (sequential quarters):

	For the three months ended September 30, 2012			For the three months ended June 30, 2012
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,565,151	$9,061	1.41%	$2,781,730	$11,693	1.69%
Other earning assets (2) (3) (7)	31,142	222	2.83	30,761	233	3.04
Loans, net of unearned income (2) (4) (7)	11,922,450	137,022	4.57	11,300,395	130,293	4.64
Covered loans	597,518	12,397	8.25	659,783	13,943	8.50
Total earning assets (7)	$15,116,261	$158,702	4.18%	$14,772,669	$156,162	4.25%
Allowance for loan and covered loan losses	(138,740)			(134,077)
Cash and due from banks	185,435			152,118
Other assets	1,542,473			1,528,497
Total assets	$16,705,429			$16,319,207

Interest-bearing deposits	$11,261,184	$16,794	0.59%	$10,815,018	$17,273	0.64%
Federal Home Loan Bank advances	441,445	2,817	2.54	514,513	2,867	2.24
Notes payable and other borrowings	426,675	2,024	1.89	422,146	2,274	2.17
Secured borrowings—owed to securitization investors	176,904	795	1.79	407,259	1,743	1.72
Subordinated notes	15,000	67	1.75	23,791	126	2.10
Junior subordinated notes	249,493	3,129	4.91	249,493	3,138	4.97
Total interest-bearing liabilities	$12,570,701	$25,626	0.81%	$12,432,220	$27,421	0.89%
Non-interest bearing deposits	2,092,028			1,993,880
Other liabilities	305,960			197,667
Equity	1,736,740			1,695,440
Total liabilities and shareholders’ equity	$16,705,429			$16,319,207
Interest rate spread (5) (7)			3.37%			3.36%
Net free funds/contribution (6)	$2,545,560		0.13%	$2,340,449		0.15%
Net interest income/Net interest margin (7)		$133,076	3.50%		$128,741	3.51%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2012 and June 30, 2012 were $501,000 and $471,000, respectively.

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

The net interest margin decreased one basis point in the third quarter of 2012 compared to the second quarter of 2012. Average earning assets for the third quarter of 2012 increased by $343.6 million compared to the second quarter of 2012. This was comprised of average loan growth, excluding covered loans, of $622.1 million partially offset by a decrease of $216.6 million in the average balance of liquidity management assets and a decrease of $62.3 million in the average balance of covered loans. The growth in average total loans, excluding covered loans, included an increase of $203.2 million in Canadian-originated commercial premium finance receivables, $134.9 million in U.S.-originated commercial premium finance receivables, $123.8 million in mortgages held for sale, $111.7 million in commercial loans and $48.5 million in commercial real-estate loans. The earning asset growth of $343.6 million in the third quarter of 2012 offset a seven basis point decline in the yield on earning assets, creating an increase in total interest income of $2.5 million in the third quarter of 2012 compared to the second quarter of 2012. Funding for the average earning asset growth of $343.6 million was provided by an increase in total average interest bearing liabilities of $138.5 million (an increase in interest-bearing deposits of $446.2 million partially offset by a decrease of $307.6 million of wholesale funding) and an increase of $205.1 million in the average balance of net free funds. An eight basis point decline in the rate paid on total interest-bearing liabilities more than offset the increase in average balance, creating a $1.8 million reduction in interest expense in the third quarter of 2012 compared to the second quarter of 2012.
Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first nine months of 2012 as compared to the first nine months of 2011:

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,700,742	$33,794	1.67%	$2,768,817	$39,060	1.89%
Other earning assets (2) (3) (7)	30,802	679	2.94	28,483	606	2.84
Loans, net of unearned income (2) (4) (7)	11,359,017	396,099	4.66	9,971,231	381,352	5.11
Covered loans	641,354	41,244	8.59	476,199	28,398	7.97
Total earning assets (7)	$14,731,915	$471,816	4.28%	$13,244,730	$449,416	4.54%
Allowance for loan and covered loan losses	(134,876)			(124,369)
Cash and due from banks	160,565			141,611
Other assets	1,530,587			1,287,724
Total assets	$16,288,191			$14,549,696

Interest-bearing deposits	$10,854,166	$52,096	0.64%	$9,826,982	$68,253	0.93%
Federal Home Loan Bank advances	475,310	9,269	2.60	441,558	12,134	3.67
Notes payable and other borrowings	451,455	7,400	2.19	355,989	8,219	1.29
Secured borrowings—owed to securitization investors	365,670	5,087	1.86	600,000	9,037	2.01
Subordinated notes	24,562	362	1.94	45,110	574	1.68
Junior subordinated notes	249,493	9,424	4.96	249,493	13,229	6.99
Total interest-bearing liabilities	$12,420,656	$83,638	0.90%	$11,519,132	$111,446	1.29%
Non-interest bearing liabilities	1,973,280			1,389,307
Other liabilities	228,381			172,449
Equity	1,665,874			1,468,808
Total liabilities and shareholders’ equity	$16,288,191			$14,549,696
Interest rate spread (5) (7)			3.38%			3.25%
Net free funds/contribution (6)	$2,311,259		0.14%	$1,725,598		0.16%
Net interest income/Net interest margin (7)		$388,178	3.52%		$337,970	3.41%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2012 and 2011 were $1.4 million and $1.2 million, respectively.

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

The net interest margin for the first nine months of 2012 was 3.52% compared to 3.41% in the first nine months of 2011. Average earnings assets for the first nine months of 2012 totaled $14.7 billion, an increase of $1.5 billion compared to the prior year period. This average earning asset growth is primarily a result of the $1.4 billion increase in average loans, excluding covered loans and a $165.2 million of average covered loan growth from the FDIC-assisted bank acquisitions partially offset by a $65.8 million decrease in average balance of liquidity management and other earning assets. The majority of the increase in average loans was comprised of increases of $529.8 million in commercial loans, $287.5 million in residential real estate loans, $223.3 million in commercial real estate loans, $200.1 million in U.S.-originated commercial premium finance receivables, $97.3 million in Canadian-originated commercial premium finance receivables and $82.8 million in life insurance premium finance receivables, partially offset by a $33.1 million decrease in home equity and all other loans. The average earning asset growth of $1.5 billion in the first nine months of 2012 offset a 26 basis point decline in the yield on earning assets, creating an increase in total interest income of $22.4 million in the first nine months of 2012 compared to the first nine months of 2011. This average earning asset growth was primarily funded by a $1.0 billion increase in the average balances of interest-bearing deposits and an increase in the average balance of net free funds of $585.6 million. A 39 basis point decline in the rate paid on total interest-bearing liabilities more than offset the increase in average balance, creating a $27.8 million reduction in interest expense in the first nine months of 2012 compared to the first nine months of 2011.

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended September 30, 2012 and June 30, 2012, the nine months ended September 30, 2012 and September 30, 2011 and the three month periods ended September 30, 2012 and September 30, 2011. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2012 Compared to Second Quarter of 2012	First Nine Months of 2012 Compared to First Nine Months of 2011	Third Quarter of 2012 Compared to Third Quarter of 2011
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$128,741	$337,970	$118,828
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	6,448	55,418	18,553
Change due to interest rate fluctuations (rate)	(3,513)	(6,443)	(4,305)
Change due to number of days in each period	1,400	1,233	—
Tax-equivalent net interest income for the period ended September 30, 2012	$133,076	$388,178	$133,076

Non-interest Income
For the third quarter of 2012, non-interest income totaled $62.9 million, a decrease of $4.3 million, or 6%, compared to the third quarter of 2011. On a year-to-date basis, non-interest income for the first nine months of 2012 totaled $160.9 million and increased $16.1 million, or 11%, compared to the same period in 2011.
The following table presents non-interest income by category for the periods presented:

	Three months ended September 30,		$	%
(Dollars in thousands)	2012	2011	Change	Change
Brokerage	$6,355	$6,108	$247	4
Trust and asset management	6,897	5,886	1,011	17
Total wealth management	13,252	11,994	1,258	10
Mortgage banking	31,127	14,469	16,658	115
Service charges on deposit accounts	4,235	4,085	150	4
Gains on available-for-sale securities, net	409	225	184	82
Gain on bargain purchases, net	6,633	27,390	(20,757)	(76)
Trading (losses) gains, net	(998)	591	(1,589)	NM
Other:
Fees from covered call options	2,083	3,436	(1,353)	(39)
Bank Owned Life Insurance	810	351	459	131
Administrative services	825	784	41	5
Miscellaneous	4,569	3,922	647	16
Total Other	8,287	8,493	(206)	(2)
Total Non-Interest Income	$62,945	$67,247	$(4,302)	(6)
NM—Not Meaningful

	Nine months ended September 30,		$	%
(Dollars in thousands)	2012	2011	Change	Change
Brokerage	$19,073	$18,641	$432	2
Trust and asset management	19,973	14,190	5,783	41
Total wealth management	39,046	32,831	6,215	19
Mortgage banking	75,268	38,917	36,351	93
Service charges on deposit accounts	12,437	10,990	1,447	13
Gains on available-for-sale securities, net	2,334	1,483	851	57
Gain on bargain purchases, net	7,418	37,974	(30,556)	(80)
Trading (losses) gains, net	(1,780)	121	(1,901)	NM
Other:
Fees from covered call options	8,320	8,193	127	2
Bank Owned Life Insurance	2,234	1,888	346	18
Administrative services	2,414	2,282	132	6
Miscellaneous	13,212	10,107	3,105	31
Total Other	26,180	22,470	3,710	17
Total Non-Interest Income	$160,903	$144,786	$16,117	11
NM—Not Meaningful
The significant changes in non-interest income for the three and nine months ended September 30, 2012 compared to same periods in the prior year are discussed below.
Wealth management revenue totaled $13.3 million in the third quarter of 2012 and $12.0 million in the third quarter of 2011, an increase of 10%. The increase in third quarter of 2012 as compared to the third quarter of 2011 is mostly attributable to additional revenues resulting from the acquisition of a community bank trust operation on March 30, 2012 as well as continued

growth within the existing business. On a year-to-date basis, wealth management revenues totaled $39.0 million for the nine months ended September 30, 2012, compared to $32.8 million in the nine months ended September 30, 2011. The increase in the current year-to-date period is a result of both the community bank trust operation acquisition and the acquisition of Great Lakes Advisors in the third quarter of 2011. Wealth management revenue is comprised of the trust and asset management revenue of CTC and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.
For the quarter ended September 30, 2012, mortgage banking revenue totaled $31.1 million, an increase of $16.7 million when compared to the third quarter of 2011. For the nine months ended September 30, 2012, mortgage banking revenue totaled $75.3 million as compared to $38.9 million for the nine months ended September 30, 2011. The increase in mortgage banking revenue in the three and nine month periods ended September 30, 2012 as compared to the prior year periods resulted primarily from an increase in gain on sales of loans, which were driven by higher origination volumes due to a favorable mortgage interest rate environment in 2012 and better pricing in the current year. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market.
A summary of the mortgage banking revenue components is shown below:
Mortgage banking revenue

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Mortgage loans originated and sold	$1,119,762	$641,742	$2,688,002	$1,662,368
Mortgage loans serviced for others	997,235	952,257
Fair value of mortgage servicing rights (MSRs)	6,276	6,740
MSRs as a percentage of loans serviced	0.63%	0.71%
Gain on bargain purchases totaled $7.4 million for the first nine months of 2012, a decrease of $30.6 million as compared to $38.0 million recorded in the first nine months of 2011. The gain on bargain purchases in 2012 relates primarily to the FDIC-assisted acquisitions of First United Bank in the third quarter of 2012 and Charter National in the first quarter of 2012. The gain on bargain purchases in 2011 relates primarily to the FDIC-assisted acquisition of First Chicago in the third quarter of 2011 as well as the FDIC-assisted acquisitions of TBOC and CFBC in the first quarter of 2011. See Note 3 to the financial statements under Item 1 of this report for details of FDIC-assisted acquisitions.
The Company recognized $998,000 in trading losses in the third quarter of 2012 compared to trading gains of $591,000 in the third quarter of 2011. On a year-to-date basis, trading losses totaled $1.8 million in the first nine months of 2012 as compared to trading gains of $121,000 in the first nine months of 2011. The increase in trading losses in the three month and year-to-date periods has resulted primarily from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk associated with rising rates on various fixed rate, longer term earning assets.
Other non-interest income for the third quarter of 2012 totaled $8.3 million, a decrease of $206,000 from the third quarter of 2011. On a year-to-date basis, other non-interest income totaled $26.2 million in 2012, an increase of $3.7 million as compared to $22.5 million recorded in the first nine months of 2011. Fees from certain covered call option transactions decreased in the three months ended September 30, 2012 by $1.4 million and increased in the nine months ended September 30, 2012 by $127,000, respectively as compared to the same periods in the prior year. Historically, compression in the net interest margin was effectively offset by the Company’s covered call strategy. Miscellaneous income increased in the third quarter of 2012 compared to the prior year quarter as a result of an increase in gains from partnership investments of $2.2 million partially offset by an $825,000 foreign currency remeasurement loss recorded in the current quarter at the Company’s Canadian subsidiary, as well as a $439,000 decrease in ATM and debit card fees and a $365,000 decrease in swap fee revenue. On a year-to-date basis, miscellaneous income increased in the first nine months of 2012 as compared to the first nine months of 2011. The increase is primarily attributable to higher gains on investment partnerships and increased swap fee revenues. The swap fee revenue recognized on this customer-based activity is a function of the pace of organic loan growth, the shape of the LIBOR curve and the customers’ expectations of interest rates.

Non-interest Expense
Non-interest expense for the third quarter of 2012 totaled $124.5 million and increased approximately $18.2 million, or 17%, compared to the third quarter of 2011. On a year-to-date basis, non-interest expense for the first nine months of 2012 totaled $359.5 million and increased $57.9 million, or 19%, compared to the same period in 2011.
The following table presents non-interest expense by category for the periods presented:

	Three months ended September 30,		$	%
(Dollars in thousands)	2012	2011	Change	Change
Salaries and employee benefits:
Salaries	$40,173	$36,633	$3,540	10
Commissions and bonus	24,041	14,984	9,057	60
Benefits	11,066	10,246	820	8
Total salaries and employee benefits	75,280	61,863	13,417	22
Equipment	5,888	4,501	1,387	31
Occupancy, net	8,024	7,512	512	7
Data processing	4,103	3,836	267	7
Advertising and marketing	2,528	2,119	409	19
Professional fees	4,653	5,085	(432)	(8)
Amortization of other intangible assets	1,078	970	108	11
FDIC insurance	3,549	3,100	449	14
OREO expenses, net	3,808	5,134	(1,326)	(26)
Other:
Commissions—3rd party brokers	1,106	936	170	18
Postage	1,120	1,102	18	2
Stationery and supplies	954	904	50	6
Miscellaneous	12,457	9,259	3,198	35
Total other	15,637	12,201	3,436	28
Total Non-Interest Expense	$124,548	$106,321	$18,227	17

	Nine months ended September 30,		$	%
(Dollars in thousands)	2012	2011	Change	Change
Salaries and employee benefits:
Salaries	$115,343	$101,776	$13,567	13
Commissions and bonus	60,231	36,458	23,773	65
Benefits	36,875	32,807	4,068	12
Total salaries and employee benefits	212,449	171,041	41,408	24
Equipment	16,754	13,174	3,580	27
Occupancy, net	23,814	20,789	3,025	15
Data processing	11,561	10,506	1,055	10
Advertising and marketing	6,713	5,173	1,540	30
Professional fees	12,104	13,164	(1,060)	(8)
Amortization of other intangible assets	3,216	2,363	853	36
FDIC insurance	10,383	10,899	(516)	(5)
OREO expenses, net	16,834	17,519	(685)	(4)
Other:
Commissions—3rd party brokers	3,196	2,957	239	8
Postage	3,873	3,350	523	16
Stationery and supplies	2,908	2,632	276	10
Miscellaneous	35,687	28,069	7,618	27
Total other	45,664	37,008	8,656	23
Total Non-Interest Expense	$359,492	$301,636	$57,856	19

The significant changes in non-interest expense for the three and nine months ended September 30, 2012 compared to same periods in the prior year are discussed below.
Salaries and employee benefits comprised 60% of total non-interest expense in the third quarter of 2012 as compared to 58% in the third quarter of 2011. Salaries and employee benefits expense increased $13.4 million, or 22%, in the third quarter of 2012 compared to the third quarter of 2011 primarily as a result of a $3.5 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows, a $9.1 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program and a $820,000 increase from employee benefits (primarily health plan and payroll taxes related). On a year-to-date basis, salaries and employee benefits expense increased $41.4 million, or 24%, in the first nine months of 2012 compared to the first nine months of 2011 primarily as a result of a $13.6 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows, a $23.8 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program and a $4.0 million increase from employee benefits (primarily health plan and payroll taxes related).
Equipment expense totaled $5.9 million for the third quarter of 2012, an increase of $1.4 million compared to the third quarter of 2011. On a year-to-date basis, equipment expense totaled $16.8 million for the first nine months of 2012 as compared to $13.2 million for the first nine months of 2011. The increase in the current year periods is primarily the result of additional equipment depreciation as well as maintenance and repair costs associated with the increasing number of facilities due to acquisition activity. In addition, equipment expense also includes equipment rental and software license fees.
Occupancy expense for the third quarter of 2012 was $8.0 million, an increase of $512,000, or 7%, compared to the same period in 2011. On a year-to-date basis, occupancy expense totaled $23.8 million for the first nine months of 2012 as compared to $20.8 million for the first nine months of 2011. The increase in the current year periods is primarily the result of rent expense on additional leased premises and depreciation and property taxes on owned locations which were obtained in the FDIC-assisted acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.
OREO expense totaled $3.8 million in the third quarter of 2012, a decrease of $1.3 million compared to $5.1 million in the third quarter of 2011. On a year-to-date basis, OREO expense totaled $16.8 million for the first nine months of 2012, a decrease of $685,000 as compared to $17.5 million recorded in the first nine months of 2011. The decrease in total OREO expenses in the third quarter of 2012 is primarily related to lower valuations adjustments of properties held in OREO in the third quarter of 2012 as compared to the third quarter of 2011. On a year-to-date basis, OREO expense decreased in the first nine months of 2012 as compared to the first nine months of 2011 as a result of lower losses recognized on the sale of OREO properties in the current year. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.
Miscellaneous expenses in the third quarter of 2012 increased $3.2 million, or 35% compared to the same period in the prior year. On a year-to-date basis, miscellaneous expenses increased by $7.6 million to $35.7 million for the first nine months of 2012 as compared to $28.1 million in the prior year period. The increase in the current year periods is primarily attributable to increased expenses related to covered loans and general growth in the Company’s business. Additionally, the current year-to-date period included $1.0 million of defeasance costs incurred by the Company to repurchase a portion of secured borrowings owed to securitization investors held by third parties in the first two quarters of 2012. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.
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
The efficiency ratio and net overhead ratio are primarily reviewed by the Company based on pre-tax adjusted earnings. The Company believes that these measures provide a more meaningful view of the Company’s operating efficiency and expense management. The efficiency ratio, based on pre-tax adjusted earnings, was 63.48% for the third quarter of 2012, compared to 63.69% in the third quarter of 2011. The net overhead ratio, based on pre-tax adjusted earnings, was 1.52% in the third quarter of 2012, compared to 1.56% in the third quarter of 2011. On a year-to-date basis, the efficiency ratio, based on pre-tax adjusted earnings, was 62.41% for the first nine months of 2012, compared to 63.36% in the first nine months of 2011. The net overhead ratio, based on pre-tax adjusted earnings, was 1.52% for the first nine months of 2012, compared to 1.61% for the first nine months of 2011. These lower ratios indicate a higher degree of efficiency in the three and nine month periods ended September 30, 2012 as compared to the prior year periods as the Company has leveraged its existing infrastructure.
Income Taxes
The Company recorded income tax expense of $19.9 million for the three months ended September 30, 2012, compared to $19.8 million for same period of 2011. Income tax expense was $50.2 million and $37.7 million for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rates were 38.1% and 39.7% for the third quarters of 2012 and 2011, respectively, and 38.2% and 39.3% for the 2012 and 2011 year-to-date periods, respectively. The lower effective tax rates in the 2012 periods compared to the 2011 periods reflect higher levels of tax credits in 2012 and higher levels of state income taxes in 2011, due in part to changes in various state tax laws.
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
The community banking segment’s net interest income for the quarter ended September 30, 2012 totaled $124.7 million as compared to $109.2 million for the same period in 2011, an increase of $15.4 million, or 14%. On a year-to-date basis, net interest income totaled $368.8 million for the first nine months of 2012, an increase of $56.8 million, or 18%, as compared to the $312.1 million recorded in the first nine months of 2011. The increases in both periods are primarily attributable to growth in earning assets, including those obtained in FDIC-assisted acquisitions as well as the ability to price interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $48.9 million in the third quarter of 2012, a decrease of $6.8 million, or 12%, when compared to the third quarter of 2011 total of $55.7 million. The decrease in the current quarter as compared to the third quarter of 2011 is a result of lower bargain purchase gains in the current quarter, partially offset by higher mortgage banking revenue. On a year-to-date basis, the segment’s non-interest income totaled $117.7 million for the first nine months of 2012, an increase of $8.5 million, or 8%, when compared to the first nine months of 2011 total of $109.2 million. The increased non-interest income in the first nine months of 2012 compared to the prior period can be primarily attributed to higher mortgage banking revenues due to a favorable mortgage interest rate environment in 2012. The community banking segment’s after-tax profit for the quarter ended September 30, 2012 totaled $39.7 million, an increase of $6.8 million as compared to after-tax profit in the third quarter of 2011 of $32.9 million. The after-tax profit for the nine months ended September 30, 2012, totaled $96.1 million, an increase of $34.9 million, or 57% as compared to the prior year total of $61.2 million.
Net interest income for the specialty finance segment totaled $33.1 million for the quarter ended September 30, 2012, compared to $28.8 million for the same period in 2011, an increase of $4.3 million or 15%. On a year-to-date basis, net interest income totaled $90.8 million for the first nine months of 2012, an increase of $5.9 million, or 7%, as compared to the $84.8 million recorded last year. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 60%, 33% and 7% respectively, of the total revenues of our specialty finance business for the nine month period ending September 30, 2012. The increases in net interest income in both the three and nine month comparable periods are primarily attributable to revenues recorded at the Company’s Canadian insurance premium finance subsidiary acquired in the second quarter of 2012. The specialty finance segment’s non-interest income for the three and nine months periods ended September 30, 2012 totaled $131,000 and $1.7 million, respectively, compared to the three and nine month periods ended September 30, 2011 totals of $784,000 and $2.3 million. The decreases in the current year periods compared to the same periods in 2011 is a result of a foreign currency remeasurement loss at the Company's Canadian insurance premium finance subsidiary during the current year. The after-tax profit of the specialty finance segment for the quarter ended September 30, 2012 totaled $13.0 million as compared to $12.8 million for the quarter ended September 30,

2011. The specialty finance segment’s after-tax profit for the nine months ended September 30, 2012 totaled $36.4 million, a decrease of $4.3 million, or 11%, as compared to the prior year total of $40.7 million.
The wealth management segment reported net interest income of $524,000 for the third quarter of 2012 compared to $2.9 million in the same quarter of 2011. On a year-to-date basis, net interest income totaled $4.9 million for the first nine months of 2012, a decrease of $1.4 million, or 22%, as compared to the $6.3 million recorded last year. Net interest income for this segment is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $360,000 ($237,000 million after tax) and $4.4 million ($2.7 million after tax) for the three and nine month periods ended September 30, 2012, respectively compared to $2.7 million ($1.7 million after tax) and $5.9 million ($3.6 million after tax) in the comparable periods of 2011. This segment recorded non-interest income of $16.1 million for the third quarter of 2012 compared to $14.3 million for the third quarter of 2011. On a year-to-date basis, non-interest income totaled $47.3 million, an increase of $6.6 million compared to the prior year period total of $40.7 million. The increase in the third quarter of 2012 as compared to the third quarter of 2011 is mostly attributable to additional revenues resulting from the acquisition of a community bank trust operation on March 30, 2012 as well as continued growth within the existing business. The increase in the current year-to-date period is primarily attributable to both the acquisition of the community bank trust operation and the acquisition of Great Lakes Advisors in the third quarter of 2011. The wealth management segment’s after-tax profit totaled $1.3 million for the third quarter of 2012 compared to after-tax profit of $2.4 million for the third quarter of 2011. This segment’s after-tax profit for the nine months ended September 30, 2012 totaled $5.3 million compared to $5.1 million for the nine months ended September 30, 2011.
Financial Condition
Total assets were $17.0 billion at September 30, 2012, representing an increase of $1.1 billion, or 7%, when compared to September 30, 2011 and approximately $442.3 million, or 11% on an annualized basis, when compared to June 30, 2012. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $14.9 billion at September 30, 2012, $14.1 billion at September 30, 2011 and $14.6 billion at June 30, 2012. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2012		June 30, 2012		September 30, 2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,684,782	18%	$2,573,103	17%	$2,151,163	15%
Commercial real estate	3,656,756	24%	3,608,218	24%	3,396,805	24%
Home equity	813,754	5%	830,936	6%	875,211	6%
Residential real estate (1)	917,326	6%	785,304	5%	457,487	3%
Premium finance receivables	3,659,178	24%	3,315,378	22%	3,139,473	22%
Indirect consumer loans	75,139	1%	70,420	1%	60,512	1%
Other loans	115,515	1%	117,036	1%	120,082	2%
Total loans, net of unearned income excluding covered loans (2)	$11,922,450	79%	$11,300,395	76%	$10,200,733	73%
Covered loans	597,518	4%	659,783	4%	680,003	5%
Total average loans (2)	$12,519,968	83%	$11,960,178	80%	$10,880,736	78%
Liquidity management assets (3)	$2,565,151	17%	$2,781,730	19%	3,083,508	22%
Other earning assets (4)	31,142	—%	30,761	1%	28,834	—%
Total average earning assets	$15,116,261	100%	$14,772,669	100%	$13,993,078	100%
Total average assets	$16,705,429		$16,319,207		$15,526,427
Total average earning assets to total average assets		90%		91%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the third quarter of 2012 increased $1.1 billion, or 8%, to $15.1 billion, compared to the third quarter of 2011, and increased $343.6 million, or 9% on an annualized basis, compared to the second quarter of 2012. The ratio of total average earning assets as a percent of total average assets was 90% at September 30, 2012 compared to 90% at September 30, 2011 and 91% at June 30, 2012.
Commercial loans averaged $2.7 billion in the third quarter of 2012, and increased $533.6 million, or 25%, over the average balance in the same period of 2011, while average commercial real estate loans totaled $3.7 billion in the third quarter of 2012, increasing $260.0 million, or 8%, compared to the third quarter of 2011. Combined, these categories comprised 51% of the average loan portfolio in both the third quarters of 2012 and 2011. The growth realized in these categories for the third quarter of 2012 as compared to the prior year period is primarily attributable to increased business development efforts and the acquisition of Elgin State Bank at the end of the third quarter of 2011. Average balances increased compared to the quarter ended June 30, 2012, with average commercial loans increasing by $111.7 million, or 17% annualized, and average commercial real estate loans increasing by $48.5 million, or 5% annualized.
Home equity loans averaged $813.8 million in the third quarter of 2012, and decreased $61.5 million, or 7%, when compared to the average balance in the same period of 2011 and $17.2 million, or 8% annualized, when compared to quarter ended June 30, 2012. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $917.3 million in the third quarter of 2012, and increased $459.8 million, or 101% from the average balance of $457.5 million in same period of 2011. Additionally, compared to the quarter ended June 30, 2012, the average balance increased $132.0 million, or 67% on an annualized basis, from $785.3 million. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Mortgage loans held-for-sale increased during the period as a result of higher origination volumes due to a favorable mortgage interest rate environment in 2012 and better pricing in the current quarter.
Average premium finance receivables totaled $3.7 billion in the third quarter of 2012, and accounted for 29% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising approximately 54% and 46%, respectively, of the average total balance of premium finance receivables for the third quarter of 2012, compared to 47% and 53%, respectively, for the same period in 2011. Average premium finance receivables in the third quarter of 2012 increased $519.7 million, or 17%, from the average balance of $3.1 billion at the same period of 2011. Additionally, the average balance increased $343.8 million, or 41% on an annualized basis, from the average balance of $3.3 billion in the quarter ended June 30, 2012. The increase during 2012 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing, and the acquisition of Macquarie Premium Funding Inc. Approximately $1.2 billion of premium finance receivables were originated in the third quarter of 2012 compared to $958.9 million during the same period of 2011.
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
Covered loans averaged $597.5 million in the third quarter of 2012, and decreased $82.5 million, or 12%, when compared to the average balance in the same period of 2011 and decreased $62.3 million, or 38% annualized, when compared to quarter ended June 30, 2012. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business, Wayne Hummer Investments, LLC (“WHI”) activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with an out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under the agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

	Average Balances for the Nine Months Ended
	September 30, 2012		September 30, 2011
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,567,589	17%	$2,037,786	15%
Commercial real estate	3,601,439	24%	3,378,142	26%
Home equity	831,995	6%	889,883	7%
Residential real estate (1)	776,932	5%	489,384	4%
Premium finance receivables	3,392,173	23%	3,011,914	23%
Indirect consumer loans	70,399	1%	55,977	1%
Other loans	118,490	1%	108,145	1%
Total loans, net of unearned income excluding covered loans (2)	$11,359,017	77%	$9,971,231	77%
Covered loans	641,354	4%	476,199	3%
Total average loans (2)	$12,000,371	81%	$10,447,430	80%
Liquidity management assets (3)	$2,700,742	18%	2,768,817	20%
Other earning assets (4)	30,802	1%	28,483	—%
Total average earning assets	$14,731,915	100%	$13,244,730	100%
Total average assets	$16,288,191		$14,549,696
Total average earning assets to total average assets		90%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average loans for the first nine months of 2012 increased $1.6 billion, or 15%, over the previous year period. Similar to the quarterly discussion above, approximately $529.8 million of this increase relates to the commercial portfolio, $380.3 million of this increase relates to the premium finance receivables portfolio, $287.5 million of this increase relates to the residential real estate portfolio and $223.3 million of this increase relates to the commercial real estate portfolio.

Deposits
Total deposits at third quarter of 2012, were $13.8 billion and increased $1.5 billion, or 13%, compared to total deposits at third quarter of 2011. See Note 10 to the financial statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2012:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2012 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$6,277	$51,813	$164,058	$790,279	$1,012,427	0.77%
4-6 months	117,599	46,419	—	648,852	812,870	0.85%
7-9 months	144,041	35,980	—	718,938	898,959	0.72%
10-12 months	121,591	39,117	—	577,716	738,424	0.88%
13-18 months	41,213	54,206	—	594,567	689,986	1.07%
19-24 months	18,358	27,478	—	264,442	310,278	1.29%
24+ months	95,574	24,303	—	528,712	648,589	1.99%
Total	$544,653	$279,316	$164,058	$4,123,506	$5,111,533	1.02%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2012		June 30, 2012		September 30, 2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$2,092,028	16%	$1,993,880	16%	$1,553,768	13%
NOW	1,794,413	13	1,762,463	14	1,587,710	13
Wealth management deposits	981,550	7	941,509	7	735,231	6
Money market	2,390,359	18	2,288,148	18	2,050,383	17
Savings	1,074,308	8	944,924	7	813,304	7
Time certificates of deposit	5,020,554	38	4,877,974	38	5,256,259	44
Total average deposits	$13,353,212	100%	$12,808,898	100%	$11,996,655	100%
Total average deposits for the third quarter of 2012 were $13.4 billion, an increase of 1.4 billion, or 11%, from the third quarter of 2011. The increase in average deposits is primarily attributable to the Company’s acquisition activity in 2011 and 2012, as well as deposits added which are associated with the increased commercial lending. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $538.3 million, or 35%, in the third quarter of 2012 compared to the third quarter of 2011.
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

	September 30,		December 31,
(Dollars in thousands)	2012	2011	2011	2010	2009
Total deposits	$13,847,965	$12,306,008	$12,307,267	$10,803,673	$9,917,074
Brokered deposits	837,456	726,411	674,013	639,687	927,722
Brokered deposits as a percentage of total deposits	6.0%	5.9%	5.5%	5.9%	9.4%
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
The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2012	2012	2011
Notes payable	$2,455	$22,418	$3,259
Federal Home Loan Bank advances	441,445	514,513	486,379
Other borrowings:
Federal funds purchased	143	8,621	160
Securities sold under repurchase agreements	388,446	364,715	421,262
Other	35,631	26,392	36,460
Total other borrowings	$424,220	$399,728	$457,882
Secured borrowings—owed to securitization investors	176,904	407,259	600,000
Subordinated notes	15,000	23,791	40,000
Junior subordinated debentures	249,493	249,493	249,493
Total other borrowings	$1,309,517	$1,617,202	$1,837,013
Notes payable balances represent the balances on a credit agreement with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. At September 30, 2012, the Company had $2.3 million of notes payable outstanding compared to $2.5 million at June 30, 2012 and $3.0 million at September 30, 2011.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $414.2 million at September 30, 2012, compared to $564.3 million at June 30, 2012 and $474.6 million at September 30, 2011.

Other borrowings include securities sold under repurchase agreements, federal funds purchased, debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $377.2 million, $375.5 million and $448.1 million at September 30, 2012, June 30, 2012 and September 30, 2011, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.
The average balance of secured borrowings represents the consolidation of a QSPE. In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that had an annual interest rate of LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). During the first and second quarter of 2012, the Company repurchased $172.0 million and $67.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the these Notes resulting in no balance remaining at September 30, 2012, compared to balances of $360.8 million at June 30, 2012, and $600.0 million at September 30, 2011.
The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years with final maturity dates in 2012, 2013, and 2015. During the second quarter of 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. Subject to certain limitations, these notes qualify as Tier 2 regulatory capital. Subordinated notes totaled $15.0 million at September 30, 2012 and June 30, 2012, and $40.0 million at September 30, 2011.
The Company had $249.5 million of junior subordinated debentures outstanding as of September 30, 2012, June 30, 2012 and September 30, 2011. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the third quarter of 2012 as compared to December 31, 2011.
Shareholders’ Equity
Total shareholders’ equity was $1.8 billion at September 30, 2012, reflecting an increase of $233.1 million since September 30, 2011 and $217.8 million since December 31, 2011. The increase from December 31, 2011 was the result of net income of $81.1 million less common stock dividends of $6.5 million and preferred stock dividends of $6.4 million, $7.3 million credited to surplus for stock-based compensation costs, $122.7 million from the issuance of Series C preferred stock, net of costs, $14.3 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, $3.8 million in net unrealized gains from available-for-sale securities, net of tax, $871,000 net unrealized gains from cash flow hedges, net of tax, and $8.0 million of foreign currency translation adjustments, net of tax, offset by $7.4 million of common stock repurchases by the Company.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30, 2012	June 30, 2012	September 30, 2011
Leverage ratio	10.2%	10.2%	9.6%
Tier 1 capital to risk-weighted assets	12.2	12.2	11.9
Total capital to risk-weighted assets	13.3	13.4	13.2
Total average equity-to-total average assets(1)	10.4	10.4	9.7

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0

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
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. In January and July of 2012, Wintrust declared a semi-annual cash dividend of $0.09 per common share. In each of January and July of 2011, Wintrust declared a semi-annual cash dividend of $0.09 per common share.
See Note 17 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series C preferred stock in March 2012, tangible equity units in December 2010, and Series A preferred stock in August 2008.
LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2012		December 31, 2011		September 30, 2011
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$2,771,053	23%	$2,498,313	22%	$2,337,098	21%
Commercial real-estate	3,699,712	30	3,514,261	31	3,465,321	32
Home equity	807,592	7	862,345	8	879,180	8
Residential real-estate	376,678	3	350,289	3	326,207	3
Premium finance receivables—commercial	1,982,945	16	1,412,454	13	1,417,572	13
Premium finance receivables—life insurance	1,665,620	14	1,695,225	15	1,671,443	15
Indirect consumer	77,378	1	64,545	1	62,452	1
Other loans	108,922	1	123,945	1	113,438	1
Total loans, net of unearned income, excluding covered loans	$11,489,900	95%	$10,521,377	94%	$10,272,711	94%
Covered loans	657,525	5	651,368	6	680,075	6
Total loans	$12,147,425	100%	$11,172,745	100%	$10,952,786	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of September 30, 2012 and 2011:

As of September 30, 2012		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,556,375	24.1%	$15,163	$—	$17,137
Franchise	179,706	2.8	1,792	—	1,909
Mortgage warehouse lines of credit	225,295	3.5	—	—	1,968
Community Advantage—homeowner associations	73,881	1.1	—	—	185
Aircraft	21,444	0.3	428	—	199
Asset-based lending	533,061	8.2	328	—	5,064
Municipal	90,404	1.4	—	—	1,020
Leases	83,351	1.3	—	—	247
Other	1,576	—	—	—	12
Purchased non-covered commercial loans (1)	5,960	0.1	—	499	—
Total commercial	$2,771,053	42.8%	$17,711	$499	$27,741
Commercial Real-Estate:
Residential construction	$44,255	0.7%	$2,141	$—	$1,453
Commercial construction	169,543	2.6	3,315	—	3,965
Land	133,486	2.1	10,629	—	5,376
Office	584,321	9.0	6,185	—	5,856
Industrial	574,325	8.9	1,885	—	5,555
Retail	560,669	8.7	10,133	—	5,993
Multi-family	363,423	5.6	3,314	—	10,511
Mixed use and other	1,220,850	18.8	20,859	—	16,376
Purchased non-covered commercial real-estate (1)	48,840	0.8	—	1,066	—
Total commercial real-estate	$3,699,712	57.2%	$58,461	$1,066	$55,085
Total commercial and commercial real-estate	$6,470,765	100.0%	$76,172	$1,565	$82,826
Commercial real-estate—collateral location by state:
Illinois	$3,080,715	83.3%
Wisconsin	316,251	8.5
Total primary markets	$3,396,966	91.8%
Florida	51,975	1.4
Arizona	38,755	1.0
Indiana	48,123	1.3
Other (no individual state greater than 0.5%)	163,893	4.5
Total	$3,699,712	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of September 30, 2011		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,414,715	24.4%	$21,055	$—	$22,269
Franchise	126,854	2.2	1,792	—	1,050
Mortgage warehouse lines of credit	132,425	2.3	—	—	1,041
Community Advantage—homeowner associations	74,281	1.3	—	—	186
Aircraft	18,080	0.3	—	—	108
Asset-based lending	419,737	7.2	1,989	—	7,652
Municipal	74,723	1.3	—	—	1,122
Leases	66,671	1.1	—	—	335
Other	2,044	0.1	—	—	17
Purchased non-covered commercial loans (1)	7,568	0.1	—	616	—
Total commercial	$2,337,098	40.3%	$24,836	$616	$33,780
Commercial Real-Estate:
Residential construction	$71,941	1.2%	$1,358	$1,105	$1,815
Commercial construction	160,421	2.8	2,860	—	4,588
Land	199,130	3.4	31,072	—	15,368
Office	533,930	9.2	15,432	—	9,112
Industrial	538,248	9.3	2,160	—	5,479
Retail	519,235	8.9	3,664	—	5,503
Multi-family	324,777	5.6	3,423	—	9,668
Mixed use and other	1,063,282	18.4	9,700	—	12,839
Purchased non-covered commercial real-estate (1)	54,357	0.9	—	344	—
Total commercial real-estate	$3,465,321	59.7%	$69,669	$1,449	$64,372
Total commercial and commercial real-estate	$5,802,419	100.0%	$94,505	$2,065	$98,152
Commercial real-estate—collateral location by state:
Illinois	$2,833,384	81.8
Wisconsin	342,305	9.9
Total primary markets	$3,175,689	91.7%
Florida	57,758	1.7
Arizona	40,434	1.2
Indiana	47,963	1.4
Other (no individual state greater than 0.5%)	143,477	4.0
Total	$3,465,321	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. However, as a result of improvement in credit quality within the overall portfolio, our allowance for loan losses in our commercial loan portfolio is $27.7 million as of September 30, 2012 compared to $33.8 million as of September 30, 2011.
Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 91.8% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in the third quarter of 2012, however we have been able to effectively manage and reduce our total non-performing commercial real estate loans from September 30, 2011 to September 30, 2012. As of September 30, 2012, our allowance for loan losses related to this portfolio is $55.1 million compared to $64.4 million as of September 30, 2011.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Despite difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business expanded due to the high demand for mortgage re-financings given the historically low interest rate environment at that time and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of the business has caused our mortgage warehouse lines to increase to $225.3 million as of September 30, 2012 from $132.4 million as of September 30, 2011. Our allowance for loan losses with respect to these loans is $2.0 million as of September 30, 2012.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2012, our residential loan portfolio totaled $376.7 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of September 30, 2012, $15.4 million of our residential real estate mortgages, or 4.1% of our residential real estate loan portfolio, excluding loans acquired with evidence of credit quality deterioration since origination, were classified as nonaccrual, $5.9 million were 30 to 89 days past due (1.6%) and $354.7 million were current (94.3%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2012 and 2011 was $997.2 million and $952.3 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2012, approximately $17.4 million of our mortgage loans consist of interest-only loans.
Premium finance receivables – commercial. FIFC originated approximately $1.1 billion in commercial insurance premium finance receivables during the third quarter of 2012 compared to $867.7 million in the same period of 2011. During the nine months ending September 30, 2012 and 2011, FIFC originated approximately $3.2 billion and $2.7 billion, respectively, in commercial insurance premium finance receivables. FIFC makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
During the second quarter of 2012, the Company completed its acquisition of Macquarie Premium Funding Inc. Through this transaction, the Company acquired approximately $213 million of gross premium finance receivables outstanding. See Note 3 of the Consolidated Financial Statements presented under Item 8 of this report for a discussion of this acquisition.
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
The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. During the first and second quarter of 2012, the Company repurchased $172.0 million and $67.2 million, respectively, of these notes in the open market effectively defeasing a portion of the notes. During the third quarter of 2012, the Company completely paid-off the remaining portion of the these notes. See Note 8 of the Consolidated Financial Statements presented under Item 8 of this report for a discussion of this securitization transaction.
Premium finance receivables—life insurance. In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for a total aggregate purchase price of $745.9 million.
FIFC originated approximately $79.9 million in life insurance premium finance receivables in the third quarter of 2012 as compared to $91.3 million of originations in the third quarter of 2011. For the nine months ending September 30, 2012 and 2011, FIFC originated $289.1 million and $318.6 million, respectively, in life insurance premium finance receivables. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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

Variable Rate Loan Repricing and Rate Floors
The following table classifies the commercial and commercial real-estate loan portfolio at September 30, 2012 by date at which the loans reprice and the type of rate:

As of September 30, 2012	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$89,022	$299,633	$108,523	$497,178
Variable rate
With floor feature	864,212	5,940	—	870,152
Without floor feature	1,399,770	3,953	—	1,403,723
Total commercial	2,353,004	309,526	108,523	2,771,053
Commercial real-estate
Fixed rate	444,928	989,853	90,957	1,525,738
Variable rate
With floor feature	863,413	5,755	—	869,168
Without floor feature	1,289,707	14,743	356	1,304,806
Total commercial real-estate	2,598,048	1,010,351	91,313	3,699,712
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

(Dollars in thousands)	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$—	$—
Commercial real-estate	—	—	—	1,105
Home equity	—	—	—	—
Residential real-estate	—	—	—	—
Premium finance receivables—commercial	5,533	5,184	5,281	4,599
Premium finance receivables—life insurance	—	—	—	2,413
Indirect consumer	215	234	314	292
Consumer and other	—	—	—	—
Total loans past due greater than 90 days and still accruing	5,748	5,418	5,595	8,409
Non-accrual loans:
Commercial	17,711	30,473	19,018	24,836
Commercial real-estate	58,461	56,077	66,508	69,669
Home equity	11,504	10,583	14,164	15,426
Residential real-estate	15,393	9,387	6,619	7,546
Premium finance receivables—commercial	7,488	7,404	7,755	6,942
Premium finance receivables—life insurance	29	—	54	349
Indirect consumer	72	132	138	146
Consumer and other	1,485	1,446	233	653
Total non-accrual loans	112,143	115,502	114,489	125,567
Total non-performing loans:
Commercial	17,711	30,473	19,018	24,836
Commercial real-estate	58,461	56,077	66,508	70,774
Home equity	11,504	10,583	14,164	15,426
Residential real-estate	15,393	9,387	6,619	7,546
Premium finance receivables—commercial	13,021	12,588	13,036	11,541
Premium finance receivables—life insurance	29	—	54	2,762
Indirect consumer	287	366	452	438
Consumer and other	1,485	1,446	233	653
Total non-performing loans	$117,891	$120,920	$120,084	$133,976
Other real estate owned	61,897	66,532	79,093	86,622
Other real estate owned—obtained in acquisition	5,480	6,021	7,430	10,302
Total non-performing assets	$185,268	$193,473	$206,607	$230,900
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.64%	1.14%	0.76%	1.06%
Commercial real-estate	1.58	1.53	1.89	2.04
Home equity	1.42	1.29	1.64	1.75
Residential real-estate	4.09	2.50	1.89	2.31
Premium finance receivables—commercial	0.66	0.69	0.92	0.81
Premium finance receivables—life insurance	—	—	—	0.17
Indirect consumer	0.37	0.51	0.70	0.70
Consumer and other	1.36	1.34	0.19	0.58
Total non-performing loans	1.03%	1.08%	1.14%	1.30%
Total non-performing assets, as a percentage of total assets	1.09%	1.17%	1.30%	1.45%
Allowance for loan losses as a percentage of total non-performing loans	95.25%	92.56%	91.92%	88.56%

Non-performing Commercial and Commercial Real-Estate
Commercial non-performing loans totaled $17.7 million as of September 30, 2012 compared to $19.0 million as of December 31, 2011 and $24.8 million as of September 30, 2011. Commercial real estate non-performing loans totaled $58.5 million as of September 30, 2012 compared to $66.5 million as of December 31, 2011 and $70.8 million as of September 30, 2011.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
Non-performing residential real estate and home equity loans totaled $26.9 million as of September 30, 2012. The balance increased $6.1 million from December 31, 2011 and $3.9 million from September 30, 2011. The September 30, 2012 non-performing balance is comprised of $15.4 million of residential real estate (58 individual credits) and $11.5 million of home equity loans (45 individual credits). On average, this is approximately seven non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of September 30, 2012 and 2011, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	September 30, 2012	September 30, 2011
Non-performing premium finance receivables—commercial	$13,021	$11,541
- as a percent of premium finance receivables—commercial outstanding	0.66%	0.81%
Net charge-offs (recoveries) of premium finance receivables—commercial	$695	$1,579
- annualized as a percent of average premium finance receivables—commercial	0.14%	0.42%
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
Loan Portfolio Aging
The following table shows, as of September 30, 2012, only 1.1% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 1.2%, either one or two payments past due. In total, 97.7% of the Company’s total loan portfolio, excluding covered loans, as of September 30, 2012 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at September 30, 2012 and June 30, 2012:

		90+ days	60-89	30-59
As of September 30, 2012		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,163	$—	$5,985	$16,631	$1,518,596	$1,556,375
Franchise	1,792	—	—	—	177,914	179,706
Mortgage warehouse lines of credit	—	—	—	—	225,295	225,295
Community Advantage—homeowners association	—	—	—	—	73,881	73,881
Aircraft	428	—	—	150	20,866	21,444
Asset-based lending	328	—	1,211	5,556	525,966	533,061
Municipal	—	—	—	—	90,404	90,404
Leases	—	—	—	—	83,351	83,351
Other	—	—	—	—	1,576	1,576
Purchased non-covered commercial (1)	—	499	—	—	5,461	5,960
Total commercial	17,711	499	7,196	22,337	2,723,310	2,771,053
Commercial real-estate:
Residential construction	2,141	—	3,008	—	39,106	44,255
Commercial construction	3,315	—	163	13,072	152,993	169,543
Land	10,629	—	3,033	3,017	116,807	133,486
Office	6,185	—	5,717	7,237	565,182	584,321
Industrial	1,885	—	645	1,681	570,114	574,325
Retail	10,133	—	1,853	5,617	543,066	560,669
Multi-family	3,314	—	3,062	—	357,047	363,423
Mixed use and other	20,859	—	9,779	14,990	1,175,222	1,220,850
Purchased non-covered commercial real-estate (1)	—	1,066	150	389	47,235	48,840
Total commercial real-estate	58,461	1,066	27,410	46,003	3,566,772	3,699,712
Home equity	11,504	—	5,905	5,642	784,541	807,592
Residential real estate	15,393	—	3,281	2,637	354,711	376,022
Purchased non-covered residential real estate (1)	—	—	—	—	656	656
Premium finance receivables
Commercial insurance loans	7,488	5,533	5,881	14,369	1,949,674	1,982,945
Life insurance loans	29	—	—	—	1,128,559	1,128,588
Purchased life insurance loans (1)	—	—	—	—	537,032	537,032
Indirect consumer	72	215	74	344	76,673	77,378
Consumer and other	1,485	—	429	849	106,092	108,855
Purchased non-covered consumer and other (1)	—	—	—	—	67	67
Total loans, net of unearned income, excluding covered loans	$112,143	$7,313	$50,176	$92,181	$11,228,087	$11,489,900
Covered loans	910	129,257	6,521	14,571	506,266	657,525
Total loans, net of unearned income	$113,053	$136,570	$56,697	$106,752	$11,734,353	$12,147,425

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of September 30, 2012	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.0%	—	0.4%	1.1%	97.5%	100.0%
Franchise	1.0	—	—	—	99.0	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	2.0	—	—	0.7	97.3	100.0
Asset-based lending	0.1	—	0.2	1.0	98.7	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	8.4	—	—	91.6	100.0
Total commercial	0.6	—	0.3	0.8	98.3	100.0
Commercial real-estate
Residential construction	4.8	—	6.8	—	88.4	100.0
Commercial construction	2.0	—	0.1	7.7	90.2	100.0
Land	8.0	—	2.3	2.3	87.4	100.0
Office	1.1	—	1.0	1.2	96.7	100.0
Industrial	0.3	—	0.1	0.3	99.3	100.0
Retail	1.8	—	0.3	1.0	96.9	100.0
Multi-family	0.9	—	0.8	—	98.3	100.0
Mixed use and other	1.7	—	0.8	1.2	96.3	100.0
Purchased non-covered commercial real-estate (1)	—	2.2	0.3	0.8	96.7	100.0
Total commercial real-estate	1.6	—	0.7	1.2	96.5	100.0
Home equity	1.4	—	0.7	0.7	97.2	100.0
Residential real estate	4.1	—	0.9	0.7	94.3	100.0
Purchased non-covered residential real estate (1)	—	—	—	—	100.0	100.0
Premium finance receivables
Commercial insurance loans	0.4	0.3	0.3	0.7	98.3	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.3	0.1	0.4	99.1	100.0
Consumer and other	1.4	—	0.4	0.8	97.4	100.0
Purchased non-covered consumer and other (1)	—	—	—	—	100.0	100.0
Total loans, net of unearned income, excluding covered loans	1.0%	0.1%	0.4%	0.8%	97.7%	100.0%
Covered loans	0.1%	19.7%	1.0%	2.2%	77.0%	100.0%
Total loans, net of unearned income	0.9%	1.1%	0.5%	0.9%	96.6%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2012 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$27,911	$—	$5,557	$17,227	$1,570,366	$1,621,061
Franchise	1,792	—	—	—	176,827	178,619
Mortgage warehouse lines of credit	—	—	—	—	123,804	123,804
Community Advantage—homeowners association	—	—	—	—	73,289	73,289
Aircraft	428	—	—	170	22,205	22,803
Asset-based lending	342	—	172	1,074	487,619	489,207
Municipal	—	—	—	—	79,708	79,708
Leases	—	—	—	1	77,805	77,806
Other	—	—	—	—	1,842	1,842
Purchased non-covered commercial (1)	—	486	—	57	4,499	5,042
Total commercial	30,473	486	5,729	18,529	2,617,964	2,673,181
Commercial real-estate:
Residential construction	892	—	6,041	5,773	32,020	44,726
Commercial construction	3,011	—	13,131	330	140,223	156,695
Land	13,459	—	3,276	6,044	142,490	165,269
Office	4,796	—	891	1,868	562,879	570,434
Industrial	1,820	—	3,158	1,320	591,919	598,217
Retail	8,158	—	1,351	6,657	546,617	562,783
Multi-family	3,312	—	151	1,447	332,871	337,781
Mixed use and other	20,629	—	15,530	16,063	1,126,930	1,179,152
Purchased non-covered commercial real-estate (1)	—	2,232	2,352	1,057	45,821	51,462
Total commercial real-estate	56,077	2,232	45,881	40,559	3,521,770	3,666,519
Home equity	10,583	—	2,182	3,195	805,031	820,991
Residential real estate	9,387	—	3,765	1,558	360,128	374,838
Purchased non-covered residential real estate (1)	—	—	—	—	656	656
Premium finance receivables
Commercial insurance loans	7,404	5,184	4,796	7,965	1,804,695	1,830,044
Life insurance loans	—	—	—	30	1,111,207	1,111,237
Purchased life insurance loans (1)	—	—	—	—	544,963	544,963
Indirect consumer	132	234	51	312	71,753	72,482
Consumer and other	1,446	—	483	265	105,669	107,863
Purchased non-covered consumer and other (1)	—	—	—	—	68	68
Total loans, net of unearned income, excluding covered loans	$115,502	$8,136	$62,887	$72,413	$10,943,904	$11,202,842
Covered loans	—	145,115	14,658	7,503	446,786	614,062
Total loans, net of unearned income	$115,502	$153,251	$77,545	$79,916	$11,390,690	$11,816,904

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of June 30, 2012	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.7%	—%	0.3%	1.1%	96.9%	100.0%
Franchise	1.0	—	—	—	99.0	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	1.9	—	—	0.7	97.4	100.0
Asset-based lending	0.1	—	—	0.2	99.7	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	9.6	—	1.1	89.3	100.0
Total commercial	1.1	—	0.2	0.7	98.0	100.0
Commercial real-estate
Residential construction	2.0	—	13.5	12.9	71.6	100.0
Commercial construction	1.9	—	8.4	0.2	89.5	100.0
Land	8.1	—	2.0	3.7	86.2	100.0
Office	0.8	—	0.2	0.3	98.7	100.0
Industrial	0.3	—	0.5	0.2	99.0	100.0
Retail	1.4	—	0.2	1.2	97.2	100.0
Multi-family	1.0	—	—	0.4	98.6	100.0
Mixed use and other	1.7	—	1.3	1.4	95.6	100.0
Purchased non-covered commercial real-estate (1)	—	4.3	4.6	2.1	89.0	100.0
Total commercial real-estate	1.5	0.1	1.3	1.1	96.0	100.0
Home equity	1.3	—	0.3	0.4	98.0	100.0
Residential real estate	2.5	—	1.0	0.4	96.1	100.0
Purchased non-covered residential real estate (1)	—	—	—	—	100.0	100.0
Premium finance receivables
Commercial insurance loans	0.4	0.3	0.3	0.4	98.6	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.2	0.3	0.1	0.4	99.0	100.0
Consumer and other	1.3	—	0.4	0.2	98.1	100.0
Purchased non-covered consumer and other (1)	—	—	—	—	100.0	100.0
Total loans, net of unearned income, excluding covered loans	1.0%	0.1%	0.6%	0.6%	97.7%	100.0%
Covered loans	—%	23.6%	2.4%	1.2%	72.8%	100.0%
Total loans, net of unearned income	1.0%	1.3%	0.7%	0.7%	96.3%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of September 30, 2012, only $50.2 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $92.2 million or 0.8%, were 30 to 59 days (or one payment) past due. As of June 30, 2012, $62.9 million of all loans, excluding covered loans, or 0.6%, were 60 to 89 days past due and $72.4 million, or 0.6%, were 30 to 59 days (or one payment) past due.
The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) increased $19.8 million since June 30, 2012.

Home equity loans at September 30, 2012 that are current with regard to the contractual terms of the loan agreement represent 97.2% of the total home equity portfolio. Residential real estate loans, excluding loans acquired with evidence of credit quality deterioration since origination, at September 30, 2012 that are current with regards to the contractual terms of the loan agreements comprise 94.3% of total residential real estate loans outstanding.
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
Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance at beginning of period	$120,920	$156,072	$120,084	$142,132
Additions, net	27,452	39,500	81,179	141,410
Return to performing status	(1,005)	(2,147)	(3,043)	(5,515)
Payments received	(14,773)	(20,236)	(29,236)	(34,378)
Transfer to OREO	(4,760)	(17,670)	(17,916)	(53,021)
Charge-offs	(10,616)	(18,283)	(33,560)	(49,994)
Net change for niche loans (1)	673	(3,260)	383	(6,658)
Balance at end of period	$117,891	$133,976	$117,891	$133,976

(1)	This includes activity for premium finance receivables and indirect consumer loans.
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
Management has determined that the allowance for loan losses was appropriate at September 30, 2012, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Allowance for loan losses at beginning of period	$111,920	$117,362	$110,381	$113,903
Provision for credit losses	18,192	28,263	51,740	81,305
Other adjustments	(534)	—	(1,044)	—
Reclassification from/(to) allowance for unfunded lending-related commitments	626	(66)	953	1,733
Charge-offs:
Commercial	3,315	8,851	12,623	25,574
Commercial real estate	17,000	14,734	34,455	48,767
Home equity	1,543	1,071	5,865	3,144
Residential real estate	1,027	926	1,590	2,483
Premium finance receivables—commercial	886	1,738	2,467	5,138
Premium finance receivables—life insurance	—	31	16	275
Indirect consumer	73	24	157	188
Consumer and other	93	282	454	708
Total charge-offs	23,937	27,657	57,627	86,277
Recoveries:
Commercial	349	150	852	717
Commercial real estate	5,352	299	5,657	1,100
Home equity	52	32	385	59
Residential real estate	8	3	13	8
Premium finance receivables—commercial	191	159	621	5,802
Premium finance receivables—life insurance	15	—	54	12
Indirect consumer	25	75	76	183
Consumer and other	28	29	226	104
Total recoveries	6,020	747	7,884	7,985
Net charge-offs	(17,917)	(26,910)	(49,743)	(78,292)
Allowance for loan losses at period end	$112,287	$118,649	$112,287	$118,649
Allowance for unfunded lending-related commitments at period end	12,627	13,402	12,627	13,402
Allowance for credit losses at period end	$124,914	$132,051	$124,914	$132,051
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.44%	1.60%	0.61%	1.63%
Commercial real estate	1.27	1.69	1.07	1.89
Home equity	0.73	0.47	0.88	0.46
Residential real estate	0.44	0.80	0.27	0.68
Premium finance receivables—commercial	0.14	0.42	0.14	(0.06)
Premium finance receivables—life insurance	—	0.01	—	0.02
Indirect consumer	0.25	(0.33)	0.15	0.01
Consumer and other	0.22	0.84	0.26	0.75
Total loans, net of unearned income, excluding covered loans	0.60%	1.05%	0.58%	1.05%
Net charge-offs as a percentage of the provision for credit losses	98.49%	95.21%	96.14%	96.29%
Loans at period-end, excluding covered loans			$11,489,900	$10,272,711
Allowance for loan losses as a percentage of loans at period end			0.98%	1.15%
Allowance for credit losses as a percentage of loans at period end			1.09%	1.29%

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
At September 30, 2012, the Company had $233.0 million of impaired loans with $120.1 million of this balance requiring $19.8 million of specific impairment reserves. At June 30, 2012, the Company had $264.7 million of impaired loans with $161.3 million of this balance requiring $19.1 million of specific impairment reserves. The most significant fluctuations in impaired loans from June 30, 2012 to September 30, 2012 occurred within the commercial and industrial and land portfolios requiring specific impairment reserves. The recorded investment of the commercial and industrial and land portfolios decreased $20.0 million and $27.7 million, respectively, which was primarily the result of the resolution of two credit relationships previously considered impaired. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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
Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of September 30, 2012, home equity loans and residential mortgages comprised 7% and 3%, respectively, of the Company’s total loan portfolio. At September 30, 2012 (excluding covered loans), approximately 5.7% of all of the Company’s residential mortgage loans, excluding loans acquired with evidence of credit quality deterioration since origination, and approximately 2.8% of all of the Company’s home equity loans are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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

Restructured Loans
At September 30, 2012, the Company had $147.2 million in loans with modified terms. The $147.2 million in modified loans represents 181 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with these borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the loan interest rate to a rate considered lower than market and other modification of terms including forgiveness of all or a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.
Subsequent to its restructuring, any restructured loan with a below market rate concession that becomes nonaccrual, will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s nonperforming loans. Each restructured loan was reviewed for impairment at September 30, 2012 and approximately $3.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(Dollars in thousands)	2012	2012	2011
Accruing:
Commercial	$21,126	$21,478	$7,726
Commercial real estate	102,251	128,662	74,307
Residential real estate and other	5,014	6,450	3,326
Total accrual	$128,391	$156,590	$85,359
Non-accrual: (1)
Commercial	$924	$1,562	$3,793
Commercial real estate	15,399	13,215	13,322
Residential real estate and other	2,482	939	1,918
Total non-accrual	$18,805	$15,716	$19,033
Total restructured loans:
Commercial	$22,050	$23,040	$11,519
Commercial real estate	117,650	141,877	87,629
Residential real estate and other	7,496	7,389	5,244
Total restructured loans	$147,196	$172,306	$104,392
Weighted-average contractual interest rate of restructured loans	4.21%	4.19%	4.53%

(1)	Included in total non-performing loans.

Restructured Loans Rollforward
The table below presents a summary of restructured loans as of September 30, 2012 and 2011, and shows the changes in the balance during those periods:

Three Months Ended September 30, 2012 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$23,040	$141,877	$7,389	$172,306
Additions during the period	442	8,638	457	9,537
Reductions:
Charge-offs	(638)	(8,878)	(338)	(9,854)
Transferred to OREO	—	(1,012)	—	(1,012)
Removal of restructured loan status (1)	(163)	—	—	(163)
Payments received	(631)	(22,975)	(12)	(23,618)
Balance at period end	$22,050	$117,650	$7,496	$147,196

Three Months Ended September 30, 2011 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$15,983	$84,671	$2,390	$103,044
Additions during the period	3,157	7,459	2,857	13,473
Reductions:
Charge-offs	(1,248)	(2,062)	—	(3,310)
Transferred to OREO	—	—	—	—
Removal of restructured loan status (1)	(6,344)	—	—	(6,344)
Payments received	(29)	(2,439)	(3)	(2,471)
Balance at period end	$11,519	$87,629	$5,244	$104,392

(1)
Loan was previously classified as a troubled debt restructuring and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Nine Months Ended September 30, 2012 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$10,834	$112,796	$6,888	$130,518
Additions during the period	13,325	55,017	1,546	69,888
Reductions:
Charge-offs	(799)	(11,536)	(632)	(12,967)
Transferred to OREO	—	(3,141)	—	(3,141)
Removal of restructured loan status (1)	(363)	(1,877)	(273)	(2,513)
Payments received	(947)	(33,609)	(33)	(34,589)
Balance at period end	$22,050	$117,650	$7,496	$147,196

Nine Months Ended September 30, 2011 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$18,028	$81,366	$1,796	$101,190
Additions during the period	5,119	47,405	3,461	55,985
Reductions:
Charge-offs	(3,781)	(13,026)	(4)	(16,811)
Transferred to OREO	—	(6,743)	—	(6,743)
Removal of restructured loan status (1)	(6,588)	(5,596)	—	(12,184)
Payments received	(1,259)	(15,777)	(9)	(17,045)
Balance at period end	$11,519	$87,629	$5,244	$104,392

(1)
Loan was previously classified as a troubled debt restructuring and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Other Real Estate Owned
In certain circumstances, the Company is required to take action against the real estate collateral of specific loans. The Company uses foreclosure, however, only as a last resort for dealing with borrowers experiencing financial hardships. The Company employs extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of September 30, 2012 and 2011 and shows the activity for the respective periods and the balance for each property type:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$72,553	$82,772	$86,523	$71,214
Disposal/resolved	(10,604)	(7,581)	(29,808)	(27,349)
Transfers in at fair value, less costs to sell	6,895	14,530	22,621	53,585
Additions from acquisition	—	10,302	—	10,302
Fair value adjustments	(1,467)	(3,099)	(11,959)	(10,828)
Balance at end of period	$67,377	$96,924	$67,377	$96,924

	Period End
(Dollars in thousands)	September 30, 2012	September 30, 2011
Residential real estate	$8,241	$6,938
Residential real estate development	13,872	18,535
Commercial real estate	45,264	71,451
Total	$67,377	$96,924

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

•	restrictions on our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business resulting from the Dodd-Frank Act;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;

•	changes in capital requirements resulting from Basel III initiatives;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	the Company’s ability to comply with covenants under its credit facility;

•	fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation; and

•	significant litigation involving the Company.
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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at September 30, 2012, December 31, 2011 and September 30, 2011 is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
September 30, 2012	5.0%	2.4%	(3.3)%	(7.0)%
December 31, 2011	7.7%	3.2%	(3.4)%	(8.8)%
September 30, 2011	7.9%	3.2%	(3.5)%	(8.5)%
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

During the third quarter of 2012, the Company entered into covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2012.

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

PART II —
Item 1A: Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2011 and Part II, Item 1A "Risk Factors" in the Company's Form 10-Q for the quarter ended June 30, 2012.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2012. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:

(a)	Exhibits

10.1
Fifth Amendment Agreement, dated as of October 26, 2012, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2012)

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	November 8, 2012	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)