Form 10-K
period 2012-12-31
WINTRUST FINANCIAL CORP
filed 2013-02-28
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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
Registrant’s telephone number, including area code: (847) 939-9000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2012 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $35.50, as reported by the NASDAQ Global Select Market, was $1,264,465,519.
As of February 22, 2013, the registrant had 36,983,610 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 23, 2013 are incorporated by reference into Part III.

PART I
ITEM I. BUSINESS
Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $17.5 billion as of December 31, 2012. We conduct our businesses through three segments: community banking, specialty finance and wealth management.
We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area and in southeastern Wisconsin (“our Market Area”) through our fifteen wholly owned banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. (“Barrington Bank”). For the years ended December 31, 2012, 2011 and 2010, the community banking segment had net revenues of $661 million, $568 million and $520 million, respectively, and net income of $130 million, $84 million and $71 million, respectively. The community banking segment had total assets of $17.2 billion, $15.2 billion and $13.3 billion as of December 31, 2012, 2011 and 2010, respectively. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations. The community banking segment accounted for 89% of our consolidated net revenues, including intersegment eliminations, for the year ended December 31, 2012.

We provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”) and our Canadian premium finance company, First Insurance Funding of Canada (“FIFC Canada”), and short-term accounts receivable financing (“Tricom finance receivables”) and outsourced administrative services through our wholly owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2012, 2011 and 2010, the specialty finance segment had net revenues of $127 million, $116 million and $104 million, respectively, and net income of $50 million, $46 million and $33 million, respectively. The specialty finance segment had total assets of $3.9 billion, $3.3 billion and $2.9 billion as of December 31, 2012, 2011 and 2010, respectively. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations. The specialty finance segment accounted for 17% of our consolidated net revenues, including intersegment eliminations, for the year ended December 31, 2012.
We provide a full range of wealth management services primarily to customers in our Market Area through three separate subsidiaries, including The Chicago Trust Company, N.A. (“CTC”), Wayne Hummer Investments, LLC (“WHI”) and Great Lakes Advisors, LLC (“Great Lakes Advisors”). For the years ended December 31, 2012, 2011 and 2010, the wealth management segment had net revenues of $69 million, $63 million and $58 million, respectively, and net income of $6 million, $7 million and $7 million, respectively. The wealth management segment had total assets of $93 million, $92 million and $65 million as of December 31, 2012, 2011 and 2010, respectively. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations. The wealth management segment accounted for 9% of our consolidated net revenues, including intersegment eliminations, for the year ended December 31, 2012.
Our Business
Community Banking
Through our banks, we provide community-oriented, personal and commercial banking services to customers located in our Market Area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks' local service areas. The banks have a community banking and marketing strategy. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our decentralized corporate structure to our advantage, in 2008, we announced the creation of our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer's deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. In 2010, we opened a downtown Chicago office to work with each of our banks to capture core commercial and industrial business. Our commercial and industrial lenders in our downtown office operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, home mortgage, consumer, and real estate loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

We developed our banking franchise through a combination of de novo organization and the purchase of existing bank franchises. The organizational efforts began in 1991, when a group of experienced bankers and local business people identified an unfilled niche in the Chicago metropolitan area retail banking market. As large banks acquired smaller ones and personal service was subjected to consolidation strategies, the opportunity increased for locally owned and operated, highly personal service-oriented banks. As a result, Lake Forest Bank and Trust Company (“Lake Forest Bank”) was founded in December 1991 to service the Lake Forest and Lake Bluff communities. As of December 31, 2012, we had 111 banking locations.
We now own fifteen banks, including nine Illinois-chartered banks, Lake Forest Bank, Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Community Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of The Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and five nationally chartered banks, Barrington Bank, Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”).
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
We also engage in the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, and provide other loan closing services to a network of mortgage brokers. Mortgage banking operations are also performed within certain banks. Wintrust Mortgage, a division of Barrington Bank, sells many of its loans with servicing released. Some of our banks engage in loan servicing, as a portion of the loans sold by the banks into the secondary market are sold with the servicing of those loans retained. Wintrust Mortgage maintains principal origination offices in a number of states, including Illinois, and originates loans in states through correspondent channels. Wintrust Mortgage also established offices at several of the banks and provides the banks with the ability to use an enhanced loan origination and documentation system. This allows Wintrust Mortgage and the banks to better utilize existing operational capacity and improve the product offering for the banks' customers.

We also offer several niche lending products through the banks. These include Barrington Bank's Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank's mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, Crystal Lake Bank's North American Aviation Financing division which provides small aircraft lending, Lake Forest Bank's franchise lending program which provides lending primarily to restaurant franchisees and Hinsdale Bank's indirect auto lending program originates new and used automobile loans, generated through a network of automobile dealers located in the Chicago metropolitan area, secured by new and used vehicles and diversified among many individual borrowers. We did not originate indirect auto loans from the third quarter of 2008 through the third quarter of 2010, but restarted loans under this program as market conditions became more favorable. In the fourth quarter of 2012, we again ceased the origination of indirect auto loans based on market conditions. In aggregate, these other specialty loans generated through divisions of the banks comprised approximately 5.0% of our loan and lease portfolio at December 31, 2012.
Specialty Finance
We conduct our specialty finance businesses through indirect non-bank subsidiaries. Our wholly owned subsidiary, FIFC, engages in the premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance. We also engage in commercial insurance premium finance in Canada through our newly acquired wholly owned subsidiary FIFC Canada.
In their commercial insurance premium finance operations, FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. Approved medium and large insurance agents and brokers located throughout the United States and Canada assist FIFC and FIFC Canada respectively in arranging each commercial premium finance loan between the borrower and FIFC or FIFC Canada. FIFC or FIFC Canada evaluates each loan request according to its own underwriting criteria including the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower's previous payment history, if any, and other factors deemed appropriate. Upon approval of the loan by FIFC or FIFC Canada, as the case may be, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIFC or FIFC Canada may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIFC's or FIFC Canada's behalf. In some cases the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIFC or FIFC Canada in the event of a default by the borrower. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIFC and FIFC Canada may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of any fraud.
The commercial and property premium finance business is subject to regulation in the majority of states. Regulation typically governs notices to borrowers prior to cancellation of a policy, notices to insurance companies, maximum interest rates and late fees and approval of loan documentation. FIFC is licensed or otherwise qualified to provide financing of commercial insurance policies in all 50 states and FIFC’s compliance department regularly monitors changes to regulations and updates policies and programs accordingly.
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
The life insurance premium finance business is governed under banking regulations but is not subject to additional systemic regulation. FIFC's compliance department regularly monitors the regulatory environment and the company's compliance with existing regulations. FIFC maintains a policy prohibiting the knowing financing of stranger-originated life insurance and has established procedures to identify and prevent the company from financing such policies. While a carrier could potentially put at risk the cash surrender value of a policy, which serves as FIFC's primary collateral, by challenging the validity of the insurance contract for lack of an insurable interest, FIFC believes it has strong counterclaims against any such claims by carriers, in addition to recourse to borrowers and guarantors as well as to additional collateral in certain cases.
Premium finance loans made by FIFC and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country and Canada. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers, however one of the insurers represents approximately 11% of such balances and two additional insurers each of which represent approximately 4% of such balances. FIFC and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of FIFC's life insurance premium finance policies provide for an event of default and allow FIFC to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIFC or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers.
Through our wholly owned subsidiary, Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2012, Tricom processed payrolls with associated client billings of approximately $462 million and contributed approximately $8.3 million to our revenue, net of interest expense. Net revenue is based on our reportable segments and does not reflect intersegment eliminations.
In 2012, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 61%, 32% and 7%, respectively, of the total revenues of our specialty finance business.
Wealth Management Activities
We offer a full range of wealth management services through three separate subsidiaries, including trust and investment services, asset management and securities brokerage services. Our asset management company which operates under the name "Great Lakes Advisors, LLC, a Wintrust Wealth Management Company", is the result of the acquisitions of Wayne Hummer Asset Management Company in 2002, Lake Forest Capital Management Company in 2003, and Great Lakes Advisors in July 2011.
Great Lakes Advisors, our registered investment adviser, provides money management services and advisory services to individuals, mutual funds and institutional municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. At December 31, 2012, the Company’s wealth management subsidiaries had approximately $15.0 billion of assets under administration, which includes $1.7 billion of assets owned by the Company and its subsidiary banks.

CTC, our trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of our fifteen banks. CTC is subject to regulation, supervision and regular examination by the OCC. During 2012, the Company acquired the trust and investment management services of Suburban Bank & Trust Company.
In 2002, we acquired WHI, our registered broker/dealer subsidiary, which has been operating since 1931. Through WHI, we provide a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and as of December 31, 2012, established branch locations in offices at a majority of our banks. WHI also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.
Strategy and Competition
Historically, we have executed a growth strategy through branch openings and de novo bank formations, expansion of our wealth management and premium finance business, development of specialized earning asset niches and acquisitions of other community-oriented banks or specialty finance companies. However, beginning in 2006, we made a decision to slow our growth due to unfavorable credit spreads, loosened underwriting standards by many of our competitors, and intense price competition. During 2008 we were able to raise additional capital. With $300 million of additional capital, we began to increase our lending and deposits in late 2008. This additional capital allowed us to be in a position to take advantage of opportunities in a disrupted marketplace during 2009, 2010, 2011 and 2012 by:

•	Increasing our lending as other financial institutions pulled back;

•
Hiring quality lenders and other staff away from larger and smaller institutions that may have substantially deviated from a customer-focused approach or who may have substantially limited the ability of their staff to provide credit or other services to their customers;

•
Investing in dislocated assets such as the purchased life insurance premium finance portfolio, the Canadian commercial premium finance portfolio, the trust and investment management companies and certain collateralized mortgage obligations;

•	Purchasing banks and banking assets either directly or through the FDIC-assisted process in areas key to our geographic expansion.
In 2010, we further strengthened our capital position through offerings of common stock and tangible equity units that raised an aggregate of $540 million in net proceeds and repurchased our preferred stock issued to the U.S. Department of Treasury ("Treasury") under the Troubled Asset Relief Program at a price of $251.3 million, which included accrued and unpaid dividends of $1.3 million. In 2012, the Company raised net proceeds of $122.7 million through the issuance and sale of non-cumulative perpetual convertible preferred stock.
Management is committed to maintaining the Company's capital levels above the “well-capitalized” levels established by the Federal Reserve for bank holding companies. Our strategy and competitive position for each of our business segments is summarized in further detail, below.
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
We also believe we are positioned to compete effectively with other larger and more diversified banks, bank holding companies and other financial services companies due to the multi-chartered approach that pushes accountability for building a franchise and a high level of customer service down to each of our banking franchises. Additionally, we believe that we provide a relatively complete portfolio of products that is responsive to the majority of our customers' needs through the retail and commercial operations supplied by our banks, and through our mortgage and wealth management operations. The breadth of our product mix allows us to compete effectively with our larger competitors while our multi-chartered approach with local and accountable management provides for what we believe is superior customer service relative to our larger and more centralized competitors.
Wintrust Mortgage, a division of Barrington Bank, as well as the mortgage banking functions within the banks, competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage's size, bank affiliation, branding, technology, business development tools and reputation makes the firm well positioned to compete in this environment. While earnings will fluctuate with the rise and fall of long-term interest rates, mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.
In 2012, we furthered our growth strategy by purchasing, through certain of our banking subsidiaries, a number of additional banks and banking locations. In three FDIC-assisted transactions, we purchased a total of ten new banking locations, three in Chicago, one in Hanover Park, Illinois, one in Crete, Illinois, two in Frankfort, Illinois, one in Hoffman Estates, Illinois, one in Steger, Illinois and one in St. John, Indiana. The location in St. John Indiana was subsequently closed and the Company divested of the three Chicago locations, comprising Second Federal Savings and Loan Association of Chicago ("Second Federal"), in February 2013. In addition, we acquired two new banking locations in a non-FDIC-assisted transaction in the Hyde Park neighborhood of Chicago, Illinois that were merged into Beverly Bank, as well as one banking location in Orland Park, Illinois through the acquisition of a branch of Suburban Bank & Trust Company ("Suburban") that was merged into Old Plank Trail Bank. Each of these acquisitions allowed us to expand our franchise into strategic locations on a cost-effective basis. We believe that these strategic acquisitions will allow us to grow into contiguous markets which we do not currently service and expand our footprint.
Specialty Finance
FIFC encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services and other lending institutions. Some of its competitors are larger and have greater financial and other resources. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely funding of qualifying contracts. We believe that our commitment to service also distinguishes us from our competitors. Additionally, we believe that FIFC's acquisition of a large life insurance premium finance portfolio and related assets in 2009 enhanced our ability to market and sell life insurance premium finance products. FIFC Canada competes with one national commercial premium finance company and a number of regional providers.
Tricom competes with numerous other firms, including a small number of similar niche finance companies and payroll processing firms, as well as various finance companies, banks and other lending institutions. Tricom's management believes that its commitment to service distinguishes it from competitors. To the extent that other finance companies, financial institutions and payroll processing firms add greater programs and services to their existing businesses, Tricom's operations could be negatively affected.
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
Supervision and Regulation
General
Our business is subject to extensive regulation and supervision under federal and state laws and regulations. The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to regulation, supervision, and examination by the Federal Reserve. Our subsidiary banks are subject to regulation, supervision, and examination by the agency that granted their banking charters-(i) the OCC for Barrington Bank, Crystal Lake Bank, Schaumburg Bank, Beverly Bank and Old Plank Trail Bank, our nationally-chartered subsidiary banks; (ii) the Illinois Secretary for Lake Forest Bank, Hinsdale Bank, North Shore Community Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of The Lakes and St. Charles Bank, each of which is an Illinois state-chartered bank; and (iii) the Wisconsin Department for Town Bank, a Wisconsin state-chartered bank. Our Illinois and Wisconsin state-chartered bank subsidiaries are also members of the Federal

Reserve System, subject to supervision and regulation by the Federal Reserve as their primary federal regulator. The deposits of all of our subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) and, as such, the FDIC has additional oversight authority over the banks. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than shareholders of banks and bank holding companies, and in some instances may be contrary to their interests.
Our non-bank subsidiaries generally are subject to regulation by their functional regulators, including state finance and insurance agencies, the Securities and Exchange Commission (the "SEC"), the Financial Industry Regulatory Authority, the Chicago Stock Exchange, the OCC, as well as by the Federal Reserve.
The following is a description of some of the laws and regulations that currently affect our business. By necessity, the descriptions below are summaries which do not purport to be complete, and which are qualified in their entirety by reference to those statutes and regulations discussed, and all regulatory interpretations thereof. In recent years, lawmakers and regulators have increased their focus on the financial services industry. Additional changes in applicable laws, regulations, or the interpretations thereof are possible, and could have a material adverse effect on our business or the business of our subsidiaries.
Bank Holding Company Regulation
The Company is a bank holding company that has elected to be treated by the Federal Reserve as a financial holding company for purposes of the BHC Act. The activities of bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities determined by the Federal Reserve, by regulation or order, to be so closely related to banking as to be a proper incident thereto. Impermissible activities for bank holding companies and their subsidiaries include activities that are related to commerce, such as retail sales of nonfinancial products or manufacturing.
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) amended the BHC Act to establish a new regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect financial holding company status. Financial holding companies and their non-bank subsidiaries may engage in an expanded range of activities that are considered to be financial in nature, or incidental or complementary to financial activities, if the Federal Reserve determines that such activities pose no risk to the safety or soundness of depository institutions or the financial system in general, including the businesses conducted by our wealth management subsidiaries.
Maintaining our financial holding company status requires that our subsidiary banks remain “well-capitalized” and “well-managed” as defined by regulation and maintain at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”). In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we must also remain well-capitalized and well-managed to maintain our financial holding company status. If we or our subsidiary banks fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions and/or be required to cease existing activities that are not permissible for a bank holding company that is not a financial holding company.
The BHC Act generally requires us to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of, or substantially all the assets of, a bank, or to merge or consolidate with another bank holding company. As a result of the Dodd-Frank Act, the BHC Act also now requires us to be well-capitalized and well-managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of our home state. In addition, subject to certain exceptions, the BHC Act generally prohibits us from acquiring direct or indirect ownership or control of voting shares of any company engaged in activities that are not permissible for us to engage in.
The Federal Deposit Insurance Act (“FDIA”), as amended by the Dodd-Frank Act, and Federal Reserve regulations and policy require us to serve as a source of financial and managerial strength for our subsidiary banks, and to commit resources to support the banks. This support may be required even if doing so may adversely affect our ability to meet our other obligations.
Acquisitions of Ownership
Acquisitions of our voting stock above certain thresholds may be subject to prior regulatory notice or approval under applicable federal and state banking laws. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the BHC Act, the Change in Bank Control Act, the Illinois Banking Act and Wisconsin Department.

Regulatory Reform

The Dodd-Frank Act strengthened the ability of the federal bank regulatory agencies to supervise and examine bank holding companies and their subsidiaries. To date, many final rulemakings under the Dodd-Frank Act have not yet been completed. The exact impact of the changing regulatory environment on our business and operations depends upon the final implementing regulations and the actions of our competitors, customers, and other market participants. However, the changes mandated by the Dodd-Frank Act, as well as other possible legislative and regulatory changes, generally could have a significant impact on us. For a discussion of the most recent developments under the Dodd-Frank Act, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”

Volcker Rule

The Dodd-Frank Act added a new Section 13 to the BHC Act, the so-called “Volcker Rule,” which generally restricts certain banking entities, and their subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The draft implementing regulations for the Volcker Rule were issued by various regulatory agencies in October 2011, but final rules have not yet been adopted. In April 2012, the Federal Reserve announced that entities subject to the Volcker Rule would have until July 21, 2014 to comply. Under the proposed regulations, we (or our affiliates) may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless we qualify for an exemption from the rule. We will not know the full impact of the Volcker Rule on our operations or financial condition until the final implementing regulations are adopted.

Extraordinary Government Programs

In recent years, the federal government, the Federal Reserve Bank of New York (the "New York Fed") and the FDIC have made a number of programs available to banks and other financial institutions in an effort to ensure a well-functioning U.S. financial system. Two of these programs, the Treasury's Capital Purchase Program pursuant to the Emergency Economic Stabilization Act of 2008 (the “CPP”) and the New York Fed's Term Asset-Backed Securities Loan Facility (“TALF”) have provided us with a significant amount of relatively inexpensive funding, which we used to accelerate our growth and expand lending. For a discussion of our participation in these two programs, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
Capital Requirements
The Company and our subsidiary banks are subject to risk-based capital guidelines established by the Federal Reserve, OCC, and FDIC. These guidelines define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. As a bank holding company, we are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 capital (generally common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles). The remainder may consist of Tier 2 capital, which, subject to certain conditions and limitations, consists of: the allowance for credit losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock. The Federal Reserve has stated that Tier 1 voting common equity should be the predominant form of capital.
In addition, the Federal Reserve requires a minimum leverage ratio of Tier 1 capital to total assets of 3.0% for the most highly-rated bank holding companies, and 4% for all other bank holding companies. As of December 31, 2012, the Company's total capital to risk-weighted assets ratio was 13.1%, its Tier 1 Capital to risk-weighted asset ratio was 12.1% and its Tier 1 leverage ratio was 10.0%.
Capital requirements for the banks generally parallel the capital requirements applicable to bank holding companies. In addition, the federal banking agencies adopted a final rule which modified the risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the federal banking agencies must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The federal banking agencies also have adopted a joint policy statement providing guidance to banks for managing interest rate risk. The policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

The capital adequacy guidelines also emphasize that the foregoing standards are supervisory minimums and that banks and bank holding companies generally are expected to operate well above the minimum ratios, particularly if they are experiencing growth, whether internally or through acquisition. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, and additional capital may be required for institutions with a higher risk profile. Lastly, the Federal Reserve's guidelines indicate that it will continue to consider a bank holding company's tangible Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

Current or future regulatory initiatives may require us to hold more capital in the future. In June 2012, the federal banking agencies proposed comprehensive revisions to their regulatory capital guidelines to implement requirements of the Dodd-Frank Act as well as the provisions of enhanced regulatory capital reforms published by the Basel Committee on Banking Supervision, referred to as “Basel III.” For more information on the banking agencies' June 2012 proposal, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”

In October 2012, the Federal Reserve, OCC, and FDIC published final rules implementing the stress test requirements under the Dodd-Frank Act. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
Payment of Dividends and Share Repurchases
We are a legal entity separate and distinct from our banking and non-banking subsidiaries. Since our consolidated net income consists largely of net income of our bank and non-bank subsidiaries, our ability to pay dividends depends upon our receipt of dividends from our subsidiaries. There are various federal and state law limitations on the extent to which our banking subsidiaries can declare and pay dividends to us, including minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, and general regulatory oversight to prevent unsafe or unsound practices. No assurances can be given that the banks will, in any circumstances, pay dividends to the Company.
In general, applicable federal and state banking laws prohibit, without prior regulatory approval, insured depository institutions, such as our bank subsidiaries, from making dividend distributions if such distributions are not paid out of available earnings, or would cause the institution to fail to meet applicable minimum capital requirements. In addition, our right, and the right of our shareholders and creditors, to participate in any distribution of the assets or earnings of our bank and non-bank subsidiaries is further subject to the prior claims of creditors of our subsidiaries.
Our ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company's net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (iii) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure. Bank holding companies also are required to consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.
FDICIA and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. Depository institutions are placed into one of five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution that fails to remain well-capitalized will be subject to a series of restrictions that increase as its capital condition worsens. For example, institutions that are less than well-capitalized are barred from soliciting, taking or rolling over brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) if the depository institution would be undercapitalized thereafter. Undercapitalized depository institutions are subject to growth limitations and must submit a capital restoration plan, which must be guaranteed by the institution's holding company. In addition, an undercapitalized institution is subject to increased monitoring and asset growth restrictions and is subject to greater regulatory approval requirements. The FDIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution. Guidance from the federal banking agencies also indicates that a holding company may be required to provide assurances that a subsidiary bank will comply with any requirements imposed on it under prompt corrective action.

As a result of the Dodd-Frank Act, bank holding companies will be subject to an “early remediation” regime that is substantially similar to the prompt corrective action regime applicable to banks. The remedial actions also increase as the condition of the holding company decreases, although the proposed holding company regime would use several forward-looking triggers to identify when a holding company is in troubled condition, beyond just the capital ratios used under the prompt corrective action regime.
As of December 31, 2012 and 2011, each of the Company's banks was categorized as “well capitalized.” In order to maintain the Company's designation as a financial holding company, each of the banks is required to maintain capital ratios at or above the “well capitalized” levels.
Enforcement Authority
The federal bank regulatory agencies have broad authority to issue orders to depository institutions and their holding companies prohibiting activities that constitute violations of law, rule, regulation, or administrative order, or that represent unsafe or unsound banking practices, as determined by the federal banking agencies. The federal banking agencies also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the agencies; order termination of certain activities of holding companies or their non-bank subsidiaries; remove officers and directors; order divestiture of ownership or control of a non-banking subsidiary by a holding company; terminate deposit insurance and appoint a conservator or receiver.
FDIA
The FDIA imposes various requirements on insured depository institutions, including our subsidiary banks. Among other things, the FDIA includes requirements applicable to the closure of branches; merger or consolidation by or with another insured bank; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; and increased reporting requirements on agricultural loans and loans to small businesses. Under the “cross-guarantee” provision of the FDIA, insured depository institutions such as the banks may be liable to the FDIC for any losses incurred, or reasonably expected to be incurred, by the FDIC resulting from the default of, or FDIC assistance to, any other commonly controlled insured depository institution. All of our subsidiary banks are commonly controlled within the meaning of the cross-guarantee provision.
The FDIA also requires the federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDIA. The guidelines establish general standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.
Insurance of Deposit Accounts
The deposits of each of our subsidiary banks are insured by the DIF up to applicable limits. The Dodd-Frank Act increased the standard maximum deposit insurance amount to $250,000 per depositor, and temporarily provided unlimited deposit insurance of the net amount of certain non-interest-bearing transaction accounts through December 31, 2012.
As insured depository institutions, each of our subsidiary banks is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. In April 2011, the FDIC implemented changes required by the Dodd-Frank Act to revise the definition of the assessment base for calculating deposit insurance premiums from the amount of insured deposits held by an institution to the institution's average total consolidated assets less average tangible equity. The FDIC also changed the assessment rates, providing that they will initially range from 2.5 basis points to 45 basis points. The FDIC has indicated that these changes generally will not require an increase in the level of assessments for depository institutions with less than $10 billion in assets, such as each of our bank subsidiaries, and may result in decreased assessments for such institutions. However, there is a risk that the banks' deposit insurance premiums will again increase if failures of insured depository institutions continue to deplete the DIF.

In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO's bond obligations. The FICO annualized assessment rate is $0.64 and $0.66 per $100 of deposits for the first quarter of 2013 and the first quarter of 2012, respectively.
Limits on Loans to One Borrower and Loans to Insiders
Federal and state banking laws impose limits on the amount of credit a bank can extend to any one person (or group of related persons). The Dodd-Frank Act expanded the scope of these restrictions for national banks under federal law to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. Provisions of the Dodd-Frank Act also amended the FDIA to prohibit state-chartered banks (including certain of our banking subsidiaries) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.
Applicable banking laws and regulations also place restrictions on loans by FDIC-insured banks and their affiliates to their directors, executive officers and principal shareholders.

Additional Provisions Regarding Deposit Accounts

The Dodd-Frank Act eliminated prohibitions under federal law against the payment of interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending upon the market response, this change could have an adverse impact on our interest expense.

In addition, the banks are subject to Federal Reserve regulations requiring depository institutions to maintain interest-bearing reserves against their transaction accounts (primarily NOW and regular checking accounts). As of December 31, 2012 the first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve for each of the banks) are exempt from the reserve requirements. A 3% reserve ratio applies to balances over $11.5 million up to and including $71.0 million and a 10% reserve ratio applies to balances in excess of $71.0 million.

De Novo Branching

The Dodd-Frank Act amended the FDIA and the National Bank Act to allow national banks and state banks, with the approval of their regulators, to establish de novo branches in states other than the bank's home state as if such state was the bank's home state.
In 2009, the FDIC adopted enhanced supervisory procedures for de novo banks, which extended the special supervisory period for such banks from three to seven years. Throughout the de novo period, newly chartered banks will be subject to higher capital requirements, more frequent examinations and other requirements.
Anti-Tying Provisions
Under the anti-tying provisions of the BHC Act, among other things, each of our subsidiary banks is prohibited from conditioning the availability of any product or service, or varying the price for any product or service, on the requirement that the customer obtain some additional product or service from the bank or any of its affiliates, other than loans, deposits and trust services.
Transactions with Affiliates
Certain “covered” transactions between a bank and its holding company or other non-bank affiliates are subject to various restrictions imposed by state and federal law and regulation. Such “covered transactions” include loans and other extensions of credit by the bank to the affiliate, investments in securities issued by the affiliate, purchases of assets from the affiliate, payments of fees or other distributions to the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of the affiliate. In general, these affiliate transaction rules limit the amount of covered transactions between an institution and a single affiliate, as well as the aggregate amount of covered transactions between an institution and all of its affiliates. In addition, covered transactions that are credit transactions must be secured by acceptable collateral, and all covered transactions must be on terms that are at least as favorable to the institution as then-prevailing in the market for comparable transactions with unaffiliated entities. Transactions between affiliated banks may be subject to certain exemptions under applicable federal law.
Community Reinvestment Act
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

However, institutions are rated on their performance in meeting the needs of their communities. The CRA requires each federal banking agency to take an institution's CRA record into account when evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank and savings association acquisitions. An unsatisfactory record of performance may be the basis for denying or conditioning approval of an application by a financial institution or its holding company. The CRA also requires that all institutions publicly disclose their CRA ratings. Each of the banks received a “satisfactory” or better rating from the Federal Reserve or the OCC on their most recent CRA performance evaluations.
Compliance with Consumer Protection Laws
The banks and some operating subsidiaries are also subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the FCRA, the Electronic Fund Transfer Act, the Consumer Financial Protection Act, the Federal Trade Commission Act and analogous state statutes, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act and the Home Mortgage Disclosure Act. Wintrust Mortgage, as a division of Barrington Bank, must also comply with many of these consumer protection statutes and regulations. Violation of these statutes can lead to significant potential liability for damages and penalties, in litigation by consumers as well as enforcement actions by regulators. Some of the key requirements of these laws:

•	require specific disclosures of the terms of credit, and regulate underwriting and other practices for mortgage loans and other types of credit;

•	require specific disclosures about deposit account terms, and the electronic transfers that can be made to or from accounts at the banks;

•	provide limited consumer liability for unauthorized transactions;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	require notifications about the approval or decline of credit applications, the reasons for a decline, and the credit scores used to make credit decisions;

•	prohibit unfair, deceptive or abusive acts or practices;

•	require mortgage lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	forbid the payment of referral fees for any settlement service as part of a real estate transaction;

•	prohibit certain lending practices and limit escrow amounts with respect to real estate transactions;

•	provide interest rate reductions and other protections for servicemembers called to active duty; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.
During the past several years, Congress has amended these laws and federal regulators have proposed and finalized a number of significant amendments to the regulations implementing these laws. Among other things, the Federal Reserve, the FDIC and the OCC have adopted new rules applicable to the banks (and in some cases, Wintrust Mortgage, as a division of Barrington Bank) that govern consumer credit practices and disclosures, as well as rules that govern overdraft practices and disclosures. These rules may affect the profitability of our consumer banking activities.
The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) within the Federal Reserve, and both transferred to the CFPB existing regulatory authority with respect to many of these regulations, and gave the CFPB new authority under the Consumer Financial Protection Act.  In July 2011, many of the consumer financial protection functions previously assigned to other federal agencies shifted to the CFPB.  The CFPB now has broad rulemaking authority over a wide range of consumer protection laws that apply to banks and other providers of financial products and services, including the authority to prohibit “unfair, deceptive or abusive practices,” to ensure that all consumers have access to markets for consumer financial products and services, and to ensure that such markets are fair, transparent and competitive.  The Dodd-Frank Act also required the CFPB to adopt a number of new specific regulatory requirements.  These new rules may increase the costs of engaging in these activities for all market participants, including our subsidiaries.  In addition to the CFPB, other federal and state regulators have issued, and may in the future issue, regulations and guidance affecting aspects of our business. The developments may impose additional burdens on us and our subsidiaries.  The CFPB has broad supervisory, examination and enforcement authority.  Although we and our subsidiary banks are not subject to CFPB examination, the actions taken by the CFPB may influence enforcement actions and positions taken by other federal and state regulators, including those with jurisdiction over us and our subsidiaries.  Finally, the Dodd-Frank Act authorizes state attorneys general and other state officials to enforce consumer protection rules issued by the CFPB.

The Dodd-Frank Act amended the Truth in Lending Act and the Real Estate Settlement Procedures Act to impose a number of new requirements regarding the origination and servicing of residential mortgage loans. These amendments created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated. The CFPB recently released final regulations regarding several of these new requirements, including the requirement that a mortgage lender assess and verify a borrower's “ability to repay” a residential mortgage loan. For further discussion of these regulations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”

Federal Preemption

The Dodd-Frank Act also amended the laws governing federal preemption of state laws as applied to national banks, and eliminated federal preemption for subsidiaries of national banks. These changes may subject the Company's national banks and their subsidiaries and divisions, including Wintrust Mortgage, to additional state regulation and enforcement.

Debit Interchange

The Dodd-Frank Act added a new statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers (including our bank subsidiaries) be reasonable and proportional to the cost incurred by the issuer. The Act also gave the Federal Reserve the authority to establish rules regarding these interchange fees. The Federal Reserve issued final regulations that were effective in October 2011, and that limit interchange fees for electronic debit transactions to 21 cents plus .05% of the transaction, plus an additional one cent per transaction fraud adjustment. The rule also imposes requirements regarding routing and exclusivity of electronic debit transactions, and generally requires that debit cards be usable in at least two unaffiliated networks.
Anti-Money Laundering Programs
The Bank Secrecy Act (“BSA”) and USA PATRIOT Act of 2001 contain anti-money laundering (“AML”) and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The BSA, as amended by the USA PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Each of our subsidiary banks is subject to the BSA and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML program. We have implemented policies, procedures and internal controls that are designed to comply with these AML requirements.
Protection of Client Information
Legal requirements concerning the use and protection of client information affect many aspects of the Company's business, and are continuing to evolve. Current legal requirements include the privacy and information safeguarding provisions of the GLB Act, the Fair Credit Reporting Act (“FCRA”) and the amendments adopted by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), as well as state law requirements. The GLB Act requires a financial institution to disclose its privacy policy to consumer-purpose customers, and requires the financial institution to allow those customers to opt-out of some sharing of the customers' nonpublic personal information with nonaffiliated third persons. In accordance with these requirements, we and each of our banks and operating subsidiaries provide a written privacy to each customer when the customer relationship begins and an annual basis. As described in the privacy notice, we protect the security of information about our customers, educate our employees about the importance of protecting customer privacy, and allow our customers to opt out of certain types of information sharing. We and our subsidiaries also require business partners with which we share information to have adequate security safeguards and to follow the requirements of the GLB Act. The GLB Act, as interpreted by the federal banking regulators and state laws require us to take certain actions, including possible notice to affected customers, in the event that sensitive customer information is comprised. We and/or each of the banks and operating subsidiaries may need to amend our privacy policies and adapt our internal procedures in that even that these legal requirements, or the regulators' interpretation of them, change, or if new requirements are added.

Like other lenders, the banks and several of our operating subsidiaries utilize credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA, and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us, the banks and our operating subsidiaries.

Violation of these legal requirements may expose us to regulatory action and private litigation, including claims for damages and penalties. In addition, a security incident can cause substantial reputational harm.

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
As a result of federal and state registrations and SRO memberships, WHI is subject to over-lapping schemes of regulation which cover all aspects of its securities businesses. Such regulations cover, among other things, minimum net capital requirements; uses and safekeeping of clients' funds; record-keeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; personnel-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions; limitations on the amounts and types of fees and commissions that may be charged to customers; and regulation of proprietary trading activities and affiliate transactions. Violations of the laws and regulations governing a broker-dealer's actions can result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of a broker-dealer or its officers or employees, or other similar actions by both federal and state securities administrators, as well as the SROs.
As a registered broker-dealer, WHI is subject to the SEC's net capital rule as well as the net capital requirements of the SROs of which it is a member. Net capital rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. Rules of FINRA and other SROs also impose limitations and requirements on the transfer of member organizations' assets. Compliance with net capital requirements may limit the Company's operations requiring the intensive use of capital. These requirements restrict the Company's ability to withdraw capital from WHI, which in turn may limit its ability to pay dividends, repay debt or redeem or purchase shares of its own outstanding stock. WHI is a member of the Securities Investor Protection Corporation (“SIPC”), which subject to certain limitations, serves to oversee the liquidation of a member brokerage firm, and to return missing cash, stock and other securities owed to the firm's brokerage customers, in the event a member broker-dealer fails. The general SIPC protection for customers' securities accounts held by a member broker-dealer is up to $500,000 for each eligible customer, including a maximum of $250,000 for cash claims. SIPC does not protect brokerage customers against investment losses.
WHI in its capacity as an investment adviser are subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and shareholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser's engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines.
Employees
At December 31, 2012, the Company and its subsidiaries employed a total of 3,269 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
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
Investment Securities Portfolio
The following table presents the fair value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2012, 2011 and 2010:

(Dollars in thousands)	2012	2011	2010
U.S. Treasury	$219,487	$16,173	$96,097
U.S. Government agencies	990,039	765,916	884,055
Municipal	110,471	60,098	52,303
Corporate notes and other:
Financial issuers	140,675	142,644	187,007
Other	14,131	27,292	74,908
Mortgage-backed: (1)
Agency	197,260	218,612	158,653
Non-agency CMOs	74,314	29,939	3,028
Other equity securities	49,699	31,123	40,251
Total available-for-sale securities	$1,796,076	$1,291,797	$1,496,302
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.
Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2012 and 2011 are included by reference to Note 3 to the Consolidated Financial Statements included in the 2012 Annual Report to Shareholders, which is incorporated herein by reference. The fair value of available-for-sale securities as of December 31, 2012, by maturity distribution, is as follows:

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Other Equities	Total
U.S. Treasury	$2,001	18,236	199,250	—	—	—	219,487
U.S. Government agencies	142,450	274,172	116,447	456,970	—	—	990,039
Municipal	24,065	30,200	22,693	33,513	—	—	110,471
Corporate notes and other:
Financial issuers	12,191	91,224	23,745	13,515	—	—	140,675
Other	8,308	5,823	—	—	—	—	14,131
Mortgage-backed: (1)
Agency	—	—	—	—	197,260	—	197,260
Non-agency CMOs	—	—	—	—	74,314	—	74,314
Other equity securities	—	—	—	—	—	49,699	49,699
Total available-for-sale securities	$189,015	419,655	362,135	503,998	271,574	49,699	1,796,076
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2012:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Other Equities	Total
U.S. Treasury	0.26%	0.72%	1.61%	—	—	—	1.53%
U.S. Government agencies	0.30%	0.38%	1.33%	2.98%	—	—	1.68%
Municipal	2.15%	3.01%	4.08%	5.05%	—	—	3.70%
Corporate notes and other:
Financial issuers	2.88%	1.58%	1.77%	5.46%	—	—	2.09%
Other	2.58%	2.66%	—	—	—	—	2.62%
Mortgage-backed: (1)
Agency	—	—	—	—	2.09%	—	2.09%
Non-agency CMOs	—	—	—	—	1.83%	—	1.83%
Other equity securities	—	—	—	—	—	2.47%	2.47%
Total available-for-sale securities	0.80%	0.88%	1.69%	3.18%	2.02%	2.47%	1.90%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

ITEM 1A.	RISK FACTORS
An investment in our securities is subject to risks inherent to our business. The material risks and uncertainties that management believes affect Wintrust are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair Wintrust's business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.
Risks Related to Our Business and Operating Environment
Difficult economic conditions have adversely affected our company and the financial services industry in general and further deterioration in economic conditions may materially adversely affect our business, financial condition, results of operations and cash flows.
The U.S. economy was in a recession from the third quarter of 2008 to the second quarter of 2009, and economic activity continues to be restrained. The housing and real estate markets have also been experiencing extraordinary slowdowns since 2007. Additionally, unemployment rates remained historically high during these periods. These factors have had a significant negative effect on us and other companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil has led to an increase in charge-offs and has negatively impacted consumer confidence and the level of business activity. However, net charge-offs, excluding covered loans, decreased to $74.8 million in 2012 from $103.3 million in 2011 and non-performing loans, excluding covered loans, decreased to $118.2 million as of December 31, 2012 from $120.1 million as of December 31, 2011. Our balance of other real estate owned (“OREO”), excluding covered other real estate owned, was $62.9 million at December 31, 2012 and $86.5 million at December 31, 2011. Continued weakness or further deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have given them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Since our business is concentrated in the Chicago metropolitan area and southeast Wisconsin metropolitan areas, further declines in the economy of this region could adversely affect our business.
Except for our premium finance business and certain other niche businesses, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan and southeast Wisconsin metropolitan areas. The local economic conditions in these areas significantly impact the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Specifically, most of the loans in our portfolio are secured by real estate located in the Chicago metropolitan area. Our local market area has experienced negative changes in overall market conditions relating to real estate valuation. These market conditions are exacerbated by the liquidation of troubled assets into the market, which creates additional supply and drives appraised valuations of real estate lower. Further declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors impacting these local markets could, in turn, have a material adverse effect on our financial condition and results of operations. Continued deterioration in the real estate markets where collateral for our mortgage loans is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan, and in turn the value of our assets.
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

Because our allowance for loan losses represents an estimate of probable losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly if there is continued deterioration in general economic or market conditions or events that adversely affect specific customers. In 2012, we charged off $74.8 million in loans, excluding covered loans, (net of recoveries) and decreased our allowance for loan losses, excluding the allowance for covered loans, from $110.4 million at December 31, 2011 to $107.4 million at December 31, 2012. Our allowance for loan losses, excluding the allowance for covered loans, represents 0.91% of total loans, excluding covered loans outstanding at December 31, 2012, compared to 1.05% at December 31, 2011.
Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, if our estimates are inaccurate and our actual loan losses exceed the amount that is anticipated, our financial condition and liquidity could be materially adversely affected.
For more information regarding our allowance for loan losses, see “Loan Portfolio and Asset Quality” under Management's Discussion and Analysis of Financial Condition and Results of Operations.
A significant portion of our loan portfolio is comprised of commercial loans, the repayment of which is largely dependent upon the financial success and economic viability of the borrower.
The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy remains weak for a prolonged period or experiences further deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $2.9 billion, or 24% of our total loan portfolio, at December 31, 2012, compared to $2.5 billion, or 22% of our total loan portfolio, at December 31, 2011.
Commercial loans are secured by different types of collateral related to the underlying business, such as accounts receivable, inventory and equipment. Should a commercial loan require us to foreclose on the underlying collateral, the unique nature of the collateral may make it more difficult and costly to liquidate, thereby increasing the risk to us of not recovering the principal amount of the loan. Accordingly, our business, results of operations and financial condition may be materially adversely affected by defaults in this portfolio.
A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate markets could lead to additional losses, which could have a material adverse effect on our financial condition and results of operations.
As of December 31, 2012 and December 31, 2011, approximately 40% and 42%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties. In particular, market conditions in the Chicago metropolitan area, in which a majority of our real estate loans are concentrated, have declined significantly beginning in 2007. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, which reduce the customer's borrowing power and the value of the collateral securing the loan, for the last five years, we have experienced higher than normal levels of charge-offs and provisions for loan losses. Increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.
Unanticipated changes in prevailing interest rates and the effects of changing regulation could adversely affect our net interest income, which is our largest source of income.
Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $519.5 million and $461.4 million for the years ended December 31, 2012 and 2011, respectively.
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
We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $10.5 million, $13.6 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.
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
We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Many of these competitors have substantially greater resources and market presence than Wintrust and, as a result of their size, may be able to offer a broader range of products and services as well as better pricing for those products and services than we can. Several of our local competitors have experienced improvements in their financial condition over the past year and are better positioned to compete for loans, acquisitions and personnel. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits.
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
In the past several years, we have completed numerous acquisitions of banks, other financial service related companies and financial service related assets, including acquisitions of troubled financial institutions, as more fully described below. We expect to continue to make such acquisitions in the future. Wintrust seeks merger or acquisition partners that are culturally similar, have experienced management, possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions likely will result in Wintrust achieving slower growth. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities or asset quality issues of the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business, including diversion of our management's time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Wintrust's tangible book value and net income per common share may occur as a result of any future transaction. In addition, certain acquisitions may expose us to additional regulatory risks, including from foreign governments. Our ability to comply with any such regulations will impact the success of any such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
Our participation in FDIC-assisted acquisitions may present additional risks to our financial condition and results of operations.
As part of our growth strategy, we have made opportunistic partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC, including our recent acquisitions of First United Bank of Crete, Illinois ("First United Bank") and Charter National Bank and Trust ("Charter National") through our bank subsidiaries. These acquisitions, and any future FDIC-assisted transactions we may undertake, involve greater risk than traditional acquisitions because they are typically conducted on an accelerated basis, allowing less time for us to prepare for and evaluate possible transactions, or to prepare for integration of an acquired institution. These transactions also present risks of customer loss, strain on management resources related to collection and management of problem loans and problems related to the integration of operations and personnel of the acquired financial institutions. As a result, there can be no assurance that we will be able to successfully integrate the financial institutions we acquire, or that we will realize the anticipated benefits of the acquisitions. Additionally, while the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that we would not be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have dilutive effect on earnings per share. Furthermore, we may face competition from other financial institutions with respect to proposed FDIC-assisted transactions.
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

An actual or perceived reduction in our financial strength may cause others to reduce or cease doing business with us, which could result in a decrease in our net interest income and fee revenues.
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
The Company's available-for-sale and trading securities are carried at fair value. Major disruptions in the capital markets experienced in the past five years have impacted investor demand for all classes of securities and resulted in volatility in the fair values of the Company's investment securities.
Accounting standards require the Company to categorize these according to a fair value hierarchy. As of December 31, 2012, over 97% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of these assets, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.
The remaining securities in our investment securities portfolio were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. Recent market disruptions make valuation of such securities even more difficult and subjective. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2012, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.
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
We are increasingly dependent upon computer and other information technology systems to manage our business. We rely upon information technology systems to process, record, monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. While we perform a review of controls instituted by our critical vendors in accordance with industry standards, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Our systems may also be affected by events that are beyond our control, which may include, for example, computer viruses, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions and security breaches, our efforts may not be adequate to prevent problems that could materially adversely effect our business, financial condition and results of operations.
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
We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. Our business model is dependent upon our ability to provide high quality, personal service at our community banks. In addition, as a holding company that conducts its operations through our subsidiaries, we are focused on providing entrepreneurial-based compensation to the chief executives of each our business units. As a Company with start-up and growth oriented operations, we are cognizant that to attract and retain the managerial talent necessary to operate and grow our businesses we often have to compensate our executives with a view to the business we expect them to manage, rather than the size of the business they currently manage. Accordingly any executive compensation restrictions may negatively impact our ability to retain and attract senior management. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition.
We are subject to environmental liability risk associated with lending activities.
A significant portion of the Company's loan portfolio is secured by real property. In the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. In addition, we own and operate a number of properties that may be subject to similar environmental liability risks.
Environmental laws may require the Company to incur substantial expenses and could materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's business, financial condition and results of operations.
We are subject to claims and legal actions which could negatively affect our results of operations or financial condition.
Periodically, as a result of our normal course of business, we are involved in claims and related litigation from our customers or employees. These claims and legal actions whether meritorious or not, as well as reviews, investigations and proceedings by governmental and self-regulatory agencies could involve large monetary claims and significant legal expense. In addition, such actions may negatively impact our reputation in the marketplace and lessen customer demand. If such claims and legal actions are not decided in Wintrust's favor, our results of operations and financial condition could be adversely impacted.
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
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including the Federal Home Loan bank ("FHLB"), commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. Any such losses could have material adverse effect on our business, financial condition and results of operations.
Europe's debt crisis could have a material adverse effect on our business, financial condition and liquidity.
The possibility that certain European Union (“EU”) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU's financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

De novo operations and branch openings often involve significant expenses and delayed returns and may negatively impact Wintrust's profitability.
Our financial results have been and will continue to be impacted by our strategy of de novo bank formations and branch openings. While the recent financial crisis and interest rate environment has caused us to open fewer de novo banks, we expect to undertake additional de novo bank formations or branch openings when market conditions improve. Based on our experience, we believe that it generally takes over 13 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these new banks or branches will ever be profitable. Moreover, the FDIC's recent issuance extending the enhanced supervisory period for de novo banks from three to seven years, including higher capital requirements during this period, could also delay a new bank's ability to contribute to the Company's earnings and impact the Company's willingness to expand through de novo bank formation. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by startup costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our accounting policies are fundamental to understanding our financial results and financial condition. Some of these policies require use of estimates and assumptions that affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses. From time to time, the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
We are a bank holding company, and our sources of funds, including to pay dividends, are limited.
We are a bank holding company and our operations are primarily conducted by and through our 15 operating banks, which are subject to significant federal and state regulation. Cash available to pay dividends to our shareholders, repurchase our shares or repay our indebtedness is derived primarily from dividends received from our banks and our ability to receive dividends from our subsidiaries is restricted. Various statutory provisions restrict the amount of dividends our banks can pay to us without regulatory approval. The banks may not pay cash dividends if that payment could reduce the amount of their capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the banks and other factors, regulatory authorities could conclude that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice and impose restrictions or prohibit such payments. Our inability to receive dividends from our banks could adversely affect our business, financial condition and results of operations.

Anti-takeover provisions could negatively impact our shareholders.
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
The ability of a third party to acquire us is also limited under applicable banking regulations. The Bank Holding Company Act of 1956 requires any “bank holding company” (as defined in that Act) to obtain the approval of the Federal Reserve prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act of 1978. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the Bank Holding Company Act. For purposes of calculating ownership thresholds under these banking regulations, bank regulators would likely at least take the position that the minimum number of shares, and could take the position that the maximum number of shares, of Wintrust common stock that a holder is entitled to receive pursuant to securities convertible into or settled in Wintrust common stock, including pursuant to Wintrust's tangible equity units or warrants to purchase Wintrust common stock held by such holder, must be taken into account in calculating a shareholder's aggregate holdings of Wintrust common stock.
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
We are already subject to extensive federal and state regulation and supervision. The cost of compliance with such laws and regulations can be substantial and adversely affect our ability to operate profitably. While we are unable to predict the scope or impact of any potential legislation or regulatory action until it becomes final, it is possible that changes in applicable laws, regulations or interpretations hereof could significantly increase our regulatory compliance costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, interfere with our executive compensation plans, or limit our ability to pursue business opportunities in an efficient manner including our plan for de novo growth and growth through acquisitions.
The Dodd-Frank Act, enacted in 2010, significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, including heightened capital requirements, and to prepare numerous studies and reports for Congress. Although many of these rules and studies are not yet completed, and the final impact of the Dodd-Frank Act will depend, in part, on the final form of the still to be rules and regulations, we have already experienced significant increases in compliance related costs and we expect compliance with the Dodd-Frank Act and its implementing regulations to further increase our cost of doing business, and may reduce our ability to generate revenue-producing assets.
The Dodd-Frank Act amended the laws governing federal preemption of state laws as applied to national banks, and eliminated federal preemption for subsidiaries of national banks. These changes may subject our national banks and their subsidiaries and divisions, including Wintrust Mortgage, to additional state regulation. With regard to mortgage lending, the Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation of the part of lenders to assess and verify a borrower's “ability to repay” a residential mortgage loan.
The Dodd-Frank Act also enhanced provisions relating to affiliate and insider lending restrictions and loans-to-one-borrower limitations. Federal and state banking laws impose limits on the amount of credit a bank can extend to any one person (or group of related persons). The Dodd-Frank Act expanded the scope of these restrictions for national banks under federal law to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. Provisions of the Dodd-Frank Act also amended the FDIA to prohibit state-chartered banks (including certain of our banking subsidiaries) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.
Additional provisions of the Dodd-Frank Act are described in this report under “Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview and Strategy-Financial Regulatory Reform.”
Given the uncertainty associated with the manner in which many provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact that its requirements will have on our operations is unclear. However, its requirements may, individually or in the aggregate, have a material adverse effect upon the Company's business, results of operations, cash flows and financial position.
Financial reform legislation may reduce our ability to market our products to consumers and may limit our ability to profitably operate our mortgage business.
The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (the “Bureau”) within the Federal Reserve, which now regulates consumer financial products and services. On July 21, 2011, many of the consumer financial protection functions previously assigned to other federal agencies shifted to the Bureau. The Bureau now has broad rulemaking authority over a wide range of consumer protection laws that apply to banks and other providers of consumer financial services, including the authority to prohibit “unfair, deceptive or abusive acts or practices,” and to enact regulations to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The Dodd-Frank Act also required the Bureau to adopt a number of new specific regulatory requirements. These new rules may increase the costs of engaging in these activities for all market participants, including our subsidiaries. Additionally, the Bureau has broad supervisory, examination and enforcement authority. Although we and our subsidiary banks are not subject to Bureau examination, the actions taken by the Bureau may influence enforcement actions and positions taken by other federal and state regulators, including those with jurisdiction over us and our subsidiaries. Finally, the Dodd-Frank Act authorizes state attorneys general and other state officials to enforce certain consumer protection rules issued by the Bureau.
Regulatory initiatives regarding bank capital requirements may require heightened capital.
In June 2012, the banking agencies proposed comprehensive revisions to their regulatory capital rules through three concurrent proposals which incorporate the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as changes made by the Basel III international capital standards. The first proposal would increase the quantity and quality of capital required and add a requirement for a capital conservation buffer. In addition, proposed changes in regulatory capital standards would phase-out trust preferred securities as a component of tier 1 capital commencing January 1, 2013. The second proposal would revise rules for calculating risk-weighted assets and apply an alternative to the use of credit ratings for calculating risk weighted assets with respect to residential mortgages, securitization exposures, and counterparty credit risk. The final proposal includes additional measures for the largest banking institutions as well as for those with significant international exposure, which would not apply to us. The proposal received extensive comments. In a joint press release issued in November 2012, the banking agencies stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Further guidance on the status of the proposed rules is expected in early 2013.
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
In October 2012, the Federal Reserve published a final rule implementing the stress test requirements under the Dodd-Frank Act, which are designed to evaluate the sufficiency of a banking organization's capital to support its operations during periods of stress. As a bank holding company with between $10 billion and $50 billion in total consolidated assets, we will be required to conduct annual stress tests based on scenarios provided by the Federal Reserve, beginning in the fall of 2013, and to publicly disclose the results of our stress tests beginning in 2014. This stress test requirement is expected to increase our compliance costs.
Our FDIC insurance premiums may increase, which could negatively impact our results of operations.
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline of its deposit insurance fund to historical lows. In addition, the Dodd-Frank Act made permanent a temporary increase in the limit on FDIC coverage to $250,000 per depositor. These developments have caused our FDIC insurance premiums to increase, and may cause additional increases. Certain provisions of the Dodd-Frank Act may further affect our FDIC insurance premiums. The Dodd-Frank Act includes provisions that change the assessment base for federal deposit insurance from the amount of insured deposits to average total consolidated assets less average tangible capital, eliminate the maximum size of the DIF, eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increase the minimum reserve ratio of the DIF from 1.15% to 1.35%. Beginning in late 2010, the FDIC has issued regulations implementing some of these changes. The FDIC has indicated that the changes to the assessment base, and accompanying changes to the assessment rates, will generally not require an increase in the level of assessments, and may result in decreased assessments, for depository institutions with less than $10 billion in assets (such as each of our bank subsidiaries). However, there is a risk that the banks' deposit insurance premiums will continue to increase if failures of insured depository institutions continue to deplete the DIF. Any such increase may negatively impact our financial condition and results of operations.
Risks Related to Our Niche Businesses
Our premium finance business may involve a higher risk of delinquency or collection than our other lending operations, and could expose us to losses.
We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, FIFC, and financing for the payment of commercial insurance premiums in Canada through our wholly owned subsidiary, FIFC Canada. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2012, we had $2.0 billion of commercial insurance premium finance loans outstanding, of which $1.7 billion were originated in the U.S. by FIFC and $267.9 were originated in Canada by FIFC Canada. Together, these loans represented 16% of our total loan portfolio as of such date.
FIFC and FIFC Canada may also be more susceptible to third party fraud with respect to commercial insurance premium finance loans because these loans are originated and many times funded through relationships with unaffiliated insurance agents and brokers. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of FIFC, increased both the Company's net charge-offs and provision for credit losses by $15.7 million. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity.
FIFC may be exposed to the risk of loss in our life insurance premium finance business because of fraud. While FIFC maintains a policy prohibiting the knowing financing of stranger-originated life insurance and has established procedures to identify and prevent the company from financing such policies, FIFC cannot be certain that it will never provide loans with respect to such a policy. In the event such policies were financed, a carrier could potentially put at risk the cash surrender value of a policy, which serves as FIFC's primary collateral, by challenging the validity of the insurance contract for lack of an insurable interest.
See the below risk factor “Widespread financial difficulties or credit downgrades among commercial and life insurance providers could lessen the value of the collateral securing our premium finance loans and impair the financial condition and liquidity of FIFC and FIFC Canada” for a discussion of further risks associated with our insurance premium finance activities.
While FIFC is licensed as required and carefully monitors compliance with regulation of each of its businesses, there can be no assurance that FIFC will not be negatively impacted by material changes in the regulatory environment. FIFC Canada is not required to be licensed in most providences of Canada, but there can be no assurance that future regulations which impact the business of FIFC Canada will not be enacted.
Additionally, to the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, our competitive position and results of operations could be adversely affected. FIFC's life insurance premium finance business could be materially negatively impacted by changes in the federal or state estate tax provisions. There can be no assurance that FIFC will be able to continue to compete successfully in its markets.
Widespread financial difficulties or credit downgrades among commercial and life insurance providers could lessen the value of the collateral securing our premium finance loans and impair the financial condition and liquidity of FIFC and FIFC Canada.
FIFC and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers; however, one of the insurers represents approximately 11% of such balances and two additional insurers each of which represents approximately 4% of such balances. FIFC and FIFC Canada consistently monitors carrier ratings and financial performance of our carriers. While FIFC and FIFC Canada can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIFC and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

Our Wealth Management Business in general, and WHI's brokerage operation, in particular, exposes us to certain risks associated with the securities industry.
Our wealth management business in general, and WHI's brokerage operations in particular, present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect our wealth management operations. Each of our wealth management operations is dependent on a small number of professionals whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our results of operations. In addition, we are subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were inappropriately traded. These risks increase when the market, as as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by our wealth management operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois. The Company’s banks operate through 111 banking facilities, the majority of which are owned. The Company owns 166 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. Excess space in certain properties is leased to third parties.
The Company’s wealth management subsidiaries have one location in downtown Chicago, one in Appleton, Wisconsin, and one in Florida, all of which are leased, as well as office locations at several of our banks. Wintrust Mortgage, a division of Barrington Bank, is headquartered in our corporate headquarters in Rosemont, Illinois and has 40 locations in nine states, all of which are leased, as well as office locations at several of our banks. FIFC has one location in Northbrook, Illinois which is owned and locations in Jersey City, New Jersey and Long Island, New York which are leased. FIFC Canada has two locations in Canada that are leased, located in Toronto, Ontario and Vancouver, British Columbia. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
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
The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2012 and 2011.

	2012		2011
	High	Low	High	Low
Fourth Quarter	$39.81	$34.40	$30.34	$24.30
Third Quarter	39.04	34.51	34.87	25.68
Second Quarter	36.85	31.67	37.34	30.08
First Quarter	36.57	28.61	36.97	31.13
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

	2007	2008	2009	2010	2011	2012
Wintrust Financial Corporation	100.00	63.18	94.84	102.15	87.66	114.31
NASDAQ — Total US	100.00	61.17	87.93	104.13	104.69	123.85
NASDAQ — Bank Index	100.00	72.91	60.66	72.13	64.51	77.18

Approximate Number of Equity Security Holders
As of February 22, 2013 there were approximately 1,538 shareholders of record of the Company’s common stock.
Dividends on Common Stock
The Company’s Board of Directors approved the first semiannual dividend on the Company’s common stock in January 2000 and has continued to approve a semi-annual dividend since that time. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of our 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A (the “Series A Preferred Stock”), the terms of the Company's 5.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), the terms of the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility amended on October 26, 2012, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility.
Following is a summary of the cash dividends paid in 2012 and 2011:

Record Date	Payable Date	Dividend per Share
February 10, 2011	February 24, 2011	$0.09
August 11, 2011	August 25, 2011	$0.09
February 9, 2012	February 23, 2012	$0.09
August 9, 2012	August 23, 2012	$0.09
In January 2013, the Company’s Board of Directors approved a semi-annual dividend of $0.09 per share. The dividend was paid on February 21, 2013 to shareholders of record as of February 7, 2013.
Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The banks’ ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” on page 10 of this Form 10-K. During 2012, 2011 and 2010, the banks paid $45.0 million, $27.8 million and $11.5 million, respectively, in dividends to the Company.
Reference is also made to Note 20 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in this Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2012. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Selected Financial Condition Data (at end of year):
Total assets	$17,519,613	$15,893,808	$13,980,156	$12,215,620	$10,658,326
Total loans, excluding covered loans	11,828,943	10,521,377	9,599,886	8,411,771	7,621,069
Total deposits	14,428,544	12,307,267	10,803,673	9,917,074	8,376,750
Junior subordinated debentures	249,493	249,493	249,493	249,493	249,515
Total shareholders’ equity	1,804,705	1,543,533	1,436,549	1,138,639	1,066,572
Selected Statements of Income Data:
Net interest income	$519,516	$461,377	$415,836	$311,876	$244,567
Net revenue (1)	745,608	651,075	607,996	629,523	344,245
Pre-tax adjusted earnings (2)	273,486	220,778	196,078	122,665	94,644
Net income	111,196	77,575	63,329	73,069	20,488
Net income per common share – Basic	2.81	2.08	1.08	2.23	0.78
Net income per common share – Diluted	2.31	1.67	1.02	2.18	0.76
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (2)	3.49%	3.42%	3.37%	3.01%	2.81%
Non-interest income to average assets	1.37%	1.27%	1.42%	2.78%	1.02%
Non-interest expense to average assets	2.96%	2.82%	2.82%	3.01%	2.63%
Net overhead ratio (2) (3)	1.59%	1.55%	1.40%	0.23%	1.60%
Net overhead ratio - pre-tax adjusted earnings (2) (3)	1.49%	1.61%	1.62%	1.66%	1.54%
Efficiency ratio (2) (4)	65.85%	64.58%	63.77%	54.44%	73.00%
Efficiency ratio - pre-tax adjusted earnings (2) (4)	62.50%	63.75%	64.70%	72.25%	72.35%
Return on average assets	0.67%	0.52%	0.47%	0.64%	0.21%
Return on average common equity	6.60%	5.11%	3.01%	6.70%	2.44%
Average total assets	$16,529,617	$14,920,160	$13,556,612	$11,415,322	$9,753,220
Average total shareholders’ equity	1,696,276	1,484,720	1,352,135	1,081,792	779,437
Average loans to average deposits ratio (excluding covered loans)	87.8%	88.3%	91.1%	90.5%	94.3%
Average loans to average deposits ratio (including covered loans)	92.6	92.8	93.4	90.5	94.3
Common Share Data at end of year:
Market price per common share	$36.70	$28.05	$33.03	$30.79	$20.57
Book value per common share (2)	$37.78	$34.23	$32.73	$35.27	$33.03
Tangible common book value per share (2)	$29.28	$26.72	$25.80	$23.22	$20.78
Common shares outstanding	36,858,355	35,978,349	34,864,068	24,206,819	23,756,674
Other Data at end of year: (7)
Leverage Ratio	10.0%	9.4%	10.1%	9.3%	10.6%
Tier 1 Capital to risk-weighted assets	12.1%	11.8%	12.5%	11.0%	11.6%
Total Capital to risk-weighted assets	13.1%	13.0%	13.8%	12.4%	13.1%
Tangible Common Equity ratio (TCE) (2) (6)	7.4%	7.5%	8.0%	4.7%	4.8%
Tangible Common Equity ratio, assuming full conversion of preferred stock (2) (6)	8.4%	7.8%	8.3%	7.1%	7.5%
Allowance for credit losses (5)	$121,988	$123,612	$118,037	$101,831	$71,353
Non-performing loans	118,083	120,084	141,958	131,804	136,094
Allowance for credit losses(5) to total loans, excluding covered loans	1.03%	1.17%	1.23%	1.21%	0.94%
Non-performing loans to total loans, excluding covered loans	1.00%	1.14%	1.48%	1.57%	1.79%
Number of:
Bank subsidiaries	15	15	15	15	15
Non-bank subsidiaries	8	7	8	8	7
Banking offices	111	99	86	78	79

(1)	Net revenue includes net interest income and non-interest income

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.

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
Forward Looking Statements
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed in Item 1A on page 17 of this Form 10-K. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•
negative economic conditions that adversely affect the economy, housing prices, the job market and other factors that may affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	the financial success and economic viability of the borrowers of our commercial loans;

•	market conditions in the commercial real estate market in the Chicago metropolitan area;

•	the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for loan and lease losses;

•
changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	any negative perception of the Company’s reputation or financial strength;

•	ability to raise additional capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;

•	adverse effects on our information technology systems resulting from failures, human error or tampering;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	the ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	the impact of any claims or legal actions, including any effect on our reputation;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the possibility that certain European Union member states will default on their debt obligations, which may affect the Company’s liquidity, financial conditions and results of operations;

•	examinations and challenges by tax authorities;

•	changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements;

•	the ability of the Company to receive dividends from its subsidiaries;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

•
legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those resulting from the Dodd-Frank Act;

•	restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business resulting from the Dodd-Frank Act;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;

•	changes in capital requirements;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	the Company’s ability to comply with covenants under its credit facility; and

•	fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2012. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Form 10-K.
OPERATING SUMMARY
Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			% or Basis Point (bp)change	% or Basis Point (bp)change
(Dollars in thousands, except per share data)	2012	2011	2010	2011 to 2012	2010 to 2011
Net income	$111,196	$77,575	$63,329	43%	22%
Net income per common share — Diluted	2.31	1.67	1.02	38	64
Pre-tax adjusted earnings (1)	273,486	220,778	196,078	24	13
Net revenue (2)	745,608	651,075	607,996	15	7
Net interest income	519,516	461,377	415,836	13	11
Net interest margin (1)	3.49%	3.42%	3.37%	7bp	5bp
Net overhead ratio (1) (3)	1.59	1.55	1.40	4	15
Net overhead ratio, based on pre-tax adjusted earnings (1) (3)	1.49	1.61	1.62	(12)	(1)
Efficiency ratio (1) (4)	65.85	64.58	63.77	127	81
Efficiency ratio, based on pre-tax adjusted earnings (1) (4)	62.50	63.75	64.70	(125)	(95)
Return on average assets	0.67	0.52	0.47	15	5
Return on average common equity	6.60	5.11	3.01	149	210

At end of period
Total assets	$17,519,613	$15,893,808	$13,980,156	10%	14%
Total loans, excluding loans held-for-sale, excluding covered loans	11,828,943	10,521,377	9,599,886	12	10
Total loans, including loans held-for-sale, excluding covered loans	12,241,143	10,841,901	9,971,333	13	9
Total deposits	14,428,544	12,307,267	10,803,673	17	14
Total shareholders’ equity	1,804,705	1,543,533	1,436,549	17	7
Tangible common equity ratio (TCE) (1)	7.4%	7.5%	8.0%	(10)bp	(50)bp
Tangible common equity ratio, assuming full conversion of preferred stock (1)	8.4%	7.8%	8.3%	60bp	(50)bp
Book value per common share (1)	37.78	34.23	32.73	10%	5%
Tangible common book value per common share (1)	29.28	26.72	25.80	10	4
Market price per common share	36.70	28.05	33.03	31	(15)

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

The net overhead ratio and the efficiency ratio are primarily reviewed by the Company based on pre-tax adjusted earnings. The Company believes that these measures provide a more meaningful view of the Company’s operating efficiency and expense management. The net overhead ratio, based on pre-tax adjusted earnings, is calculated by netting total adjusted non-interest expense and total adjusted non-interest income, annualizing this amount, and dividing it by total average assets. Adjusted noninterest expense is calculated by subtracting OREO expenses, covered loan collection expense, defeasance cost and fees to terminate repurchase agreements. Adjusted non-interest income is calculated by adding back the recourse obligation on loans previously sold and subtracting gains or adding back losses on foreign currency remeasurement, investment partnerships, bargain purchase, trading and available-for-sale securities activity.

The efficiency ratio, based on pre-tax adjusted earnings, is calculated by dividing adjusted non-interest expense by adjusted taxable-equivalent net revenue. Adjusted taxable-equivalent net revenue is comprised of fully taxable equivalent net interest income and adjusted non-interest income.

The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures for the last five years.

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2012	2011	2010	2009	2008
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$627,021	$605,793	$593,107	$527,614	$514,723
Taxable-equivalent adjustment:
-Loans	576	458	334	462	645
-Liquidity management assets	1,363	1,224	1,377	1,720	1,795
-Other earning assets	8	12	17	38	47
Interest Income — FTE	$628,968	$607,487	$594,835	$529,834	$517,210
(B) Interest Expense (GAAP)	107,505	144,416	177,271	215,738	270,156
Net interest income — FTE	$521,463	$463,071	$417,564	$314,096	$247,054
(C) Net Interest Income (GAAP) (A minus B)	$519,516	$461,377	$415,836	$311,876	$244,567
(D) Net interest margin (GAAP)	3.47%	3.41%	3.35%	2.99%	2.78%
Net interest margin — FTE	3.49%	3.42%	3.37%	3.01%	2.81%
(E) Efficiency ratio (GAAP)	66.02%	64.75%	63.95%	54.64%	73.52%
Efficiency ratio — FTE	65.85%	64.58%	63.77%	54.44%	73.00%
Efficiency ratio — Based on pre-tax adjusted earnings	62.50%	63.75%	64.70%	72.25%	72.35%
(F) Net overhead ratio (GAAP)	1.59%	1.55%	1.40%	0.23%	1.60%
Net overhead ratio — Based on pre-tax adjusted earnings	1.49%	1.61%	1.62%	1.66%	1.54%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders' equity	$1,804,705	$1,543,533	$1,436,549	$1,138,639	$1,066,572
(G) Less: Preferred stock	(176,406)	(49,768)	(49,640)	(284,824)	(281,873)
Less: Intangible assets	(366,348)	(327,538)	(293,765)	(291,649)	(290,918)
(H) Total tangible common shareholders’ equity	$1,261,951	$1,166,227	$1,093,144	$562,166	$493,781
Total assets	$17,519,613	$15,893,808	$13,980,156	$12,215,620	$10,658,326
Less: Intangible assets	(366,348)	(327,538)	(293,765)	(291,649)	(290,918)
(I) Total tangible assets	$17,153,265	$15,566,270	$13,686,391	$11,923,971	$10,367,408
Tangible common equity ratio (H/I)	7.4%	7.5%	8.0%	4.7%	4.8%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.4%	7.8%	8.3%	7.1%	7.5%
Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$180,132	$128,033	$100,807	$117,504	$30,641
Add: Provision for credit losses	76,436	102,638	124,664	167,932	57,441
Add: OREO expenses, net	22,103	26,340	19,331	18,963	2,023
Add: Recourse obligation on loans previously sold	—	439	10,970	937	—
Add: Covered loan collection expense	4,759	2,831	689	—	—
Add: Defeasance cost	996	—	—	—	—
Add: Gain on foreign currency remeasurement	(1)	—	—	—	—
Add: Fees for termination of repurchase agreements	2,110	—	—	—	—
Less: (Gain) loss from investment partnerships	(2,551)	600	(1,155)	(138)	234
Less: Gain on bargain purchases, net	(7,503)	(37,974)	(44,231)	(156,013)	—
Less: Trading losses (gains), net	1,900	(337)	(5,165)	(26,788)	134
Less: (Gains) losses on available-for-sale securities, net	(4,895)	(1,792)	(9,832)	268	4,171
Pre-tax adjusted earnings	$273,486	$220,778	$196,078	$122,665	$94,644
Calculation of book value per share
Total shareholders’ equity	$1,804,705	$1,543,533	$1,436,549	$1,138,639	$1,066,572
Less: Preferred stock	(176,406)	(49,768)	(49,640)	(284,824)	(281,873)
(J) Total common equity	$1,628,299	$1,493,765	$1,386,909	$853,815	$784,699
Actual common shares outstanding	36,858	35,978	34,864	24,207	23,757
Add: TEU conversion shares	6,241	7,666	7,512	—	—
(K) Common shares used for book value calculation	43,099	43,644	42,376	24,207	23,757
Book value per share (J/K)	$37.78	$34.23	$32.73	$35.27	$33.03
Tangible common book value per share (H/K)	$29.28	$26.72	$25.80	$23.22	$20.78

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
2012 Highlights
The Company recorded net income of $111.2 million for the year of 2012 compared to $77.6 million and $63.3 million for the years of 2011 and 2010, respectively. The results for 2012 demonstrate continued operating strengths as loans outstanding increased, credit quality measures improved, net interest margin remained stable and our deposit funding base continued its beneficial shift toward an aggregate lower cost of funds. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market.
The Company increased its loan portfolio, excluding covered loans, from $10.5 billion at December 31, 2011 to $11.8 billion at December 31, 2012. This increase was primarily a result of the Company’s commercial banking initiative, growth in the premium finance receivables – commercial insurance portfolio as well as acquisition transactions. The Company continues to make new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. The withdrawal of many banks in our area from active lending combined with our strong local relationships has presented us with opportunities to make new loans to well qualified borrowers who have been displaced from other institutions. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” of the Financial Statements presented under Item 8 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2012, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources, including the Company's first quarter 2012 issuance of preferred stock, see "Stock Offerings" below. At December 31, 2012, the Company had overnight liquid funds and interest-bearing deposits with banks of $1.4 billion compared to $919.0 million at December 31, 2011.
The Company recorded net interest income of $519.5 million in 2012 compared to $461.4 million and $415.8 million in 2011 and 2010, respectively. The higher level of net interest income recorded in 2012 compared to 2011 resulted from an increase in average earning assets of $1.4 billion. This average earning asset growth was primarily a result of the $1.4 billion increase in average loans, excluding covered loans and $117.1 million of average covered loan growth from the FDIC-assisted bank acquisitions partially offset by a $75.6 million decrease in liquidity management and other earning assets. The majority of the increase in average loans consisted of increases of $487.4 million in commercial loans, $230.3 million in commercial real estate loans, $223.1 million in U.S.-originated commercial premium finance receivables, $140.4 million in Canadian-originated commercial premium finance receivables, $65.3 million in life premium finance receivables and $239.6 million in mortgage loans held-for-sale, partially offset by a $61.0 million decrease in home equity loans. The average earning asset growth of $1.4 billion over the past 12 months was primarily funded by a $1.1 billion increase in the average balances of interest-bearing deposits and an increase in the average balance of net free funds of $643.6 million, partially offset by a decrease of $283.7 million of wholesale funding.
Non-interest income totaled $226.1 million in 2012, increasing $36.4 million, or 19%, compared to 2011. The change is primarily attributable to higher mortgage banking and wealth management revenues, partially offset by lower bargain purchase gains recorded in 2012 relating to FDIC-assisted acquisitions than during the prior year. The increase in mortgage banking revenue in the current year as compared to 2011 resulted primarily from an increase in gains on sales of loans, which was driven by higher origination volumes in the current year due to a favorable mortgage interest rate environment. Non-interest income totaled $189.7 million in 2011, decreasing $2.5 million, or 1%, compared to 2010. The decrease in 2011 compared to 2010 was primarily attributable to lower bargain purchase gains recorded during 2011 related to the FDIC-assisted transactions than during the comparable period as well as lower net gains on available-for-sale securities in 2011, partially offset by higher wealth management revenues and fees from covered call options in 2011.
Non-interest expense totaled $489.0 million in 2012, increasing $68.6 million, or 16%, compared to 2011. The increase compared to 2011 was primarily attributable to a $50.8 million increase in salaries and employee benefits. The increase in salaries and employee benefits was, in turn, attributable to a $28.5 million increase in bonus expense and commissions attributable to variable pay based revenue, a $17.3 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the company grows, and the Company's long-term incentive program and a $5.0 million increase in employee benefits (primarily health plan and payroll taxes related). Non-interest expense totaled $420.4 million in 2011, increasing $37.9 million, or 10%, compared to 2010. The increase compared to 2010 was primarily attributable to a $22.0 million increase in salaries and employee benefits. The increase in salaries and employee benefits was, in turn, attributable to an $18.2 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the company grows and a $6.2 million increase in employee benefits (primarily health plan and payroll taxes related), partially offset by a $2.4 million decrease in bonus expense and commissions attributable to variable pay based revenue.
The Current Economic Environment
The Company’s results during 2012 reflect an improvement in credit quality metrics as compared to the previous year. The Company has continued to be disciplined in its approach to growth and has not sacrificed asset quality. However, the Company's results continue to be impacted by the existing stressed economic environment and depressed real estate valuations that affected both the U.S. economy, generally, and the Company’s local markets, specifically. In response to these conditions, Management continues to carefully monitor the impact on the Company of the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment.

In particular:

•
The Company’s 2012 provision for credit losses, excluding covered loans, totaled $72.4 million, a decrease of $25.5 million when compared to 2011 and a decrease of $52.3 million when compared to 2010. Net charge-offs, excluding covered loans, decreased to $74.8 million in 2012 (of which $58.1 million related to commercial and commercial real estate loans), compared to $103.3 million in 2011 (of which $92.0 million related to commercial and commercial real estate loans) and $109.7 million in 2010 (of which $78.4 million related to commercial and commercial real estate loans).

•
The Company decreased its allowance for loan losses, excluding covered loans, to $107.4 million at December 31, 2012, reflecting a decrease of $3.0 million, or 3%, when compared to 2011. At December 31, 2012, approximately $52.1 million, or 49%, of the allowance for loan losses, excluding covered loans, was associated with commercial real estate loans and another $28.8 million, or 27%, was associated with commercial loans. The decrease in the allowance for loan losses, excluding covered loans, in the current period compared to the prior year period reflects the improvements in credit quality metrics in 2012.

•
Wintrust has significant exposure to commercial real estate. At December 31, 2012, $3.9 billion, or 31%, of our loan portfolio was commercial real estate, with more than 88% located in our Market Area. The commercial real estate loan portfolio was comprised of $345.6 million related to land, residential and commercial construction, $569.7 million million related to office buildings loans, $568.9 million related to retail loans, $577.9 million related to industrial use loans, $396.7 million related to multi-family loans and 1.4 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. Despite these efforts, as of December 31, 2012, the Company had approximately $50.0 million of non-performing commercial real estate loans representing approximately 1% of the total commercial real estate loan portfolio. $16.6 million, or 33%, of the total non-performing commercial real estate loan portfolio related to the land, residential and commercial construction sector which remains under stress due to the significant oversupply of new homes in certain portions of our market area.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $118.1 million (of which $50.0 million, or 42%, was related to commercial real estate) at December 31, 2012, a decrease of $2.0 million compared to December 31, 2011. Non-performing loans decreased as a result of the Company’s efforts to resolve problem loans through liquidation.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased by $23.6 million, to $62.9 million during 2012, from $86.5 million at December 31, 2011. The decrease in other real estate owned is primarily a result of disposals during 2012. The $62.9 million of other real estate owned as of December 31, 2012 was comprised of $12.1 million of residential real estate development property, $41.7 million of commercial real estate property and $9.1 million of residential real estate property.

During 2012, Management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. This strategic effort was implemented in 2009. Management believes that some financial institutions have taken a longer term view of problem loan situations, hoping to realize higher values on acquired collateral through extended marketing efforts or an improvement in market conditions. Management believed that the distressed macro-economic conditions would continue to exist in 2012 and that the banking industry’s continued elevated levels in non-performing loans would lead to many properties being sold by financial institutions, thus saturating the market and possibly driving fair values of non-performing loans and foreclosed collateral further downwards. Accordingly, since 2009 the Company has attempted to liquidate as many non-performing loans and assets as possible. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment. The Company continues to take advantage of the opportunities that many times result from distressed credit markets — specifically, a dislocation of assets, banks and people in the overall market.
The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $152.0 million as of December 31, 2012, increasing $4.1 million compared to the balance of $147.9 million as of December 31, 2011. Management is very cognizant of the volatility in and the fragile nature of the national and local economic conditions and that some borrowers can experience severe difficulties and default suddenly even if they have never previously been delinquent in loan payments. Accordingly, Management believes that the current economic conditions will continue to apply stress to the quality of the Company’s loan portfolio. Accordingly, Management plans to continue to direct significant attention toward the prompt identification, management and resolution of problem loans.
Additionally in 2012, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2012, approximately $126.5 million in loans had terms modified, with $106.1 million of these modified loans in accruing status. These actions helped financially stressed borrowers maintain their homes or businesses and kept these loans in an accruing status for the Company. The Company considers restructuring loans when it appears that both the borrower and the Company can benefit and preserve a solid and sustainable relationship. See Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for additional discussion of restructured loans.
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $4.3 million and $2.5 million at December 31, 2012 and 2011, respectively. Losses charged against the liability were $284,000 and $8.0 million for 2012 and 2011, respectively. These losses primarily relate to mortgages obtained through wholesale and correspondent channels which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.
Community Banking
As of December 31, 2012, our community banking franchise consisted of 15 community banks with 111 locations. Through these banks, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas. Profitability of our community banking franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of acquiring banking operations and establishing de novo banks.
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
Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market. The Company recognized increased mortgage banking revenue in 2012 compared to 2011 as a result of an increase in gains on sales of loans, which was driven by higher origination volumes in the current year due to a favorable mortgage interest rate environment. 2011 was characterized by the continuation of an industry wide decline in real-estate loan originations which resulted in a decrease in the Company’s real-estate loan originations in 2011 as compared to 2010. The decrease in mortgage banking revenue in the 2011 as compared to 2010 resulted primarily from a decrease in gain on sales of loans and other fees, which was driven by lower origination volumes in the current year. Partially offsetting the decrease in gains on sales of loans and other fees was a $10.5 million positive impact from lower recourse obligation adjustments as the number of indemnification requests from investors declined as well as lower loss estimates on future indemnification requests.
Expansion of banking operations. Our historical financial performance has been affected by costs associated with growing market share in deposits and loans, establishing and acquiring banks, opening new branch facilities and building an experienced management team. Our financial performance generally reflects the improved profitability of our banking subsidiaries as they mature, offset by the costs of establishing and acquiring banks and opening new branch facilities. From our experience, it generally takes over 13 months for new banks to achieve operational profitability depending on the number and timing of branch facilities added.
In determining the timing of the formation of de novo banks, the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. We began to slow the rate of growth of new locations in 2007 due to tightening net interest margins on new business which, in the opinion of management, did not provide enough net interest spread to be able to garner a sufficient return on our invested capital. From the second quarter of 2008 to the first quarter of 2010, we did not establish a new banking location either through a de novo opening or through an acquisition, due to the financial system crisis and recessionary economy and our decision to utilize our capital to support our existing franchise rather than deploy our capital for expansion through new locations which tend to operate at a loss in the early months of operation. Thus, while expansion activity from 2007 through 2009 had been at a level below earlier periods in our history, we have resumed the formation of additional branches and acquisitions of additional banks. See discussion of 2011 and 2012 acquisition activity in the “Recent Acquisition Transactions” section below.
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
Specialty Finance
Through our specialty finance segment, we offer financing of insurance premiums for businesses and individuals; accounts receivable financing, value-added, out-sourced administrative services; and other specialty finance businesses. Our wholly owned subsidiary, FIFC, engages in the premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance. We also engage in commercial insurance premium finance in Canada through our newly acquired wholly owned subsidiary FIFC Canada. We conduct the remainder of our specialty finance businesses through indirect subsidiaries, which are subsidiaries of our banks.

Financing of Commercial Insurance Premiums
FIFC and FIFC Canada originated approximately $4.0 billion and $375.9 million, respectively, in commercial insurance premium finance receivables in 2012. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC and FIFC Canada working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment is more susceptible to third party fraud than relationship lending. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of FIFC, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company by the enhancement of various control procedures to mitigate the risks associated with this lending. The Company conducted a thorough review of the FIFC premium finance — commercial portfolio and found no signs of similar situations. In the second quarter of 2011, the Company recovered $5.0 million from insurance coverage of the $15.7 million fraud loss. The Company continues to pursue additional recoveries, but does not anticipate any significant additional recoveries.
The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Historically, FIFC originations that were not purchased by the banks were sold to unrelated third parties with servicing retained. However, during the third quarter of 2009, FIFC sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. On August 15, 2012 all outstanding notes sold to investors were paid off by the securitization entity.
The primary driver of profitability related to the financing of commercial insurance premiums is the net interest spread that FIFC and FIFC Canada can produce between the yields on the loans generated and the cost of funds allocated to the business unit. The commercial insurance premium finance business is a competitive industry and yields on loans are influenced by the market rates offered by our competitors. We fund these loans through our deposits, the cost of which is influenced by competitors in the retail banking markets in the Chicago and Milwaukee metropolitan areas.
Financing of Life Insurance Premiums
In 2007, FIFC began financing life insurance policy premiums generally used for estate planning purposes of high net-worth borrowers. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for an aggregate purchase price of $745.9 million.
FIFC originated approximately $412.1 million in life insurance premium finance receivables in 2012. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and/or legal counsel. The cash surrender value of the life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. Similar to the commercial insurance premium finance receivables, the majority of life insurance premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.
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
Financial Regulatory Reform
The Dodd-Frank Act, enacted in 2010, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. To date, many final rulemakings under the Dodd-Frank Act have not yet been completed, and the evolving regulatory environment causes uncertainty with respect to the manner in which many of the changes required by the Dodd-Frank Act ultimately will be implemented by the various regulatory entities, and the ultimate impact of those changes. Our banking regulators have introduced, and continue to introduce, new regulations, supervisory guidance, and enforcement actions. We are unable to predict the nature, extent, or impact of any additional changes to statutes or regulations, including the interpretation, implementation, or enforcement thereof, which may occur in the future.
The exact impact of the changing regulatory environment on our business and operations depends upon the final implementing regulations and the actions of our competitors, customers, and other market participants. However, the changes mandated by the Dodd-Frank Act, as well as other possible legislative and regulatory changes, generally could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses. We have already experienced significant increases in compliance related costs and we expect that compliance with the Dodd-Frank Act and its' implementing regulations will require us to invest significant additional management attention and resources.
Recent Rules Regarding Mortgage Origination and Servicing
The Bureau has indicated that the mortgage industry is an area of supervisory focus. The Bureau recently released final regulations governing a wide variety of mortgage origination and servicing practices, to implement provisions of the Dodd-Frank Act. Among other things, the new regulations require mortgage lenders to assess and verify borrowers' “ability to pay” and establish a safe harbor for mortgages that meet certain criteria. For mortgages that do not meet the safe harbor's criteria, the Dodd-Frank Act provides for enhanced liability for the mortgage lender as well as assignees. The Bureau's new regulations also cover compensation of loan officers and brokers, escrow accounts for payment of taxes and insurance, mortgage billing statements, force-placed insurance, and servicing practices with respect to delinquent borrowers and loss mitigation procedures. We are evaluating the impact of these requirements on our mortgage business.
During 2012 the nation's largest mortgage lenders and servicers entered into settlements with federal and state regulators regarding mortgage origination and servicing practices. While the Company, the banks and Wintrust Mortgage were not parties to these settlements, and are not subject to examination by the Bureau, the terms of the settlements may influence regulators' future actions and expectations of mortgage lenders generally.
There are proposals to further amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2013 or beyond. For example, proposals to reform the residential mortgage market may include changes to the operations of Fannie Mae and Freddie Mac (including potential winding down of operations), and reduction of mortgage loan products available in Federal Housing Administration (FHA) programs.
Developments Related to Capital and Liquidity
In June 2012, the Federal Reserve, OCC, and FDIC proposed comprehensive revisions to their regulatory capital rules to implement the requirements of the Dodd-Frank Act as well as the provisions of the Basel III regulatory capital reforms that would be applicable to us and our subsidiary banks. The proposed rules would increase the quantity and quality of capital required to be maintained by banks and bank holding companies, and would add a requirement for a capital conservation buffer. In addition, trust preferred securities would be phased out as a component of Tier 1 capital. The proposal also would revise rules for calculating risk-weighted assets and apply an alternative to the use of credit ratings for calculating risk weighted assets with respect to residential mortgages, securitization exposures, and counterparty credit risk. The proposal also includes additional measures for the largest banking institutions as well as for those with significant international exposure, which would not apply to us.
The proposal received extensive comments. In a joint press release issued in November 2012, the banking agencies stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Further guidance on the status of the proposed rules is expected in early 2013.
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
In October 2012, the Federal Reserve published a final rule implementing the stress test requirements under the Dodd-Frank Act, which are designed to evaluate the sufficiency of a banking organization's capital to support its operations during periods of stress. As a bank holding company with between $10 billion and $50 billion in total consolidated assets, we will be required to conduct annual stress tests based on scenarios provided by the Federal Reserve, beginning in the fall of 2013. Beginning with our 2014 stress test, we will also be required to publicly disclose the results of our stress tests. While depository institutions that meet certain asset thresholds are subject to the stress test requirements, currently none of our subsidiary banks will be subject to the recent stress test rules.
Extraordinary Government Programs
In recent years, the federal government, the New York Fed and the FDIC have made a number of programs available to banks and other financial institutions in an effort to ensure a well-functioning U.S. financial system. Two of these programs, Treasury's CPP and the New York Fed's TALF, have provided the Company with a significant amount of relatively inexpensive funding, which the Company used to accelerate its growth cycle and expand lending.
In December 2008, we sold to the Treasury $250 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") and warrants to purchase the Company's common stock under the CPP. In December 2010, we repurchased all of the shares of Series B Preferred Stock at a price of $251.3 million, which included accrued and unpaid dividends of $1.3 million. In addition, in February 2011, the Treasury sold, through an underwritten public offering to purchasers other than us, all of the Company's warrants that it had received in connection with the CPP investment. Participation in the CPP placed a number of restrictions on our operations, including limitations on our ability to increase dividends and restrictions on the compensation of our employees and executives, and subjected us to increased oversight by the Treasury, banking regulators and Congress. Since we no longer participate in the CPP program, we are no longer subject to these restrictions.
In addition, in September 2009, one of the Company's subsidiaries sold $600 million in aggregate principal amount of its asset-backed notes in a securitization transaction sponsored by FIFC. The asset backed notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in non-TALF-eligible transactions. In the third quarter of 2012, we completely paid off the outstanding notes issued in the securitization.
Recent Acquisition Transactions
FDIC-Assisted Transactions
On September 28, 2012, the Company’s wholly-owned subsidiary Old Plank Trail Bank, acquired certain assets and liabilities and the banking operations of First United Bank in an FDIC-assisted transaction. First United Bank operated four locations in Illinois; one in Crete, two in Frankfort and one in Steger, as well as one location in St. John, Indiana and had approximately $328.4 million in total assets and $316.9 million in total deposits as of the acquisition date. Old Plank Trail Bank acquired substantially all of First United Bank's assets at a discount of approximately 9.3% and assumed all of the non-brokered deposits at a premium of 0.60%. In connection with the acquisition, Old Plank Trail Bank entered into a loss sharing agreement with the FDIC whereby Old Plank Trail Bank will share in losses with the FDIC on certain loans and foreclosed real estate at First United Bank.

On July 20, 2012, the Company’s wholly-owned subsidiary Hinsdale Bank, assumed the deposits and banking operations of Second Federal in an FDIC-assisted transaction. Second Federal operated three locations in Illinois; two in Chicago (Brighton Park and Little Village neighborhoods) and one in Cicero, and had $169.1 million in total deposits as of the acquisition date. Hinsdale Bank assumed substantially all of Second Federal's non-brokered deposits at a premium of $100,000. See "Divestiture of Previous FDIC-Assisted Acquisition" below.

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
On July 8, 2011, the Company announced that its wholly-owned subsidiary bank, Northbrook Bank, acquired certain assets and liabilities and the banking operations of First Chicago Bank & Trust ("First Chicago") in an FDIC-assisted transaction. First Chicago operated seven locations in Illinois: three in Chicago, one each in Bloomingdale, Itasca, Norridge and Park Ridge, and had approximately $768.9 million in total assets and $667.8 million in total deposits as of the acquisition date. Northbrook Bank acquired substantially all of First Chicago’s assets at a discount of approximately 12% and assumed all of the non-brokered deposits at a premium of approximately 0.5%. In connection with the acquisition, Northbrook Bank entered into a loss sharing agreement with the FDIC whereby Northbrook Bank will share in losses with the FDIC on certain loans and foreclosed real estate at First Chicago.
On March 25, 2011, the Company announced that its wholly-owned subsidiary bank, Schaumburg Bank, acquired certain assets and liabilities and the banking operations of The Bank of Commerce (“TBOC”) in an FDIC-assisted transaction. TBOC operated one location in Wood Dale, Illinois and had approximately $174.0 million in total assets and $164.7 million in total deposits as of the acquisition date. Schaumburg Bank acquired substantially all of TBOC’s assets at a discount of approximately 14% and assumed all of the non-brokered deposits at a premium of approximately 0.1%. In connection with the acquisition, Schaumburg Bank entered into a loss sharing agreement with the FDIC whereby Schaumburg Bank will share in losses with the FDIC on certain loans and foreclosed real estate at TBOC.
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
Loans comprise the majority of the assets acquired in FDIC-assisted transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, OREO, and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to loss-sharing agreements as “covered loans” and use the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. At their respective acquisition dates, the Company estimated the fair value of the reimbursable losses, which were approximately $67.2 million, $13.2 million, $273.3 million, $48.9 million and $6.7 million related to the First United Bank, Charter National, First Chicago, TBOC and CFBC acquisitions, respectively. As no loans were acquired by the Company in the acquisition of Second Federal, there is no fair value of reimbursable losses. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification assets, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. The FDIC-assisted transactions resulted in bargain purchase gains of $6.7 million for First United Bank, $43,000 for Second Federal, $785,000 for Charter National, $27.4 million for First Chicago, $8.6 million for TBOC and $2.0 million for CFBC, which are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.

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
Other Completed Transactions
Acquisition of HPK Financial Corporation.
On December 12, 2012, the Company completed its acquisition of HPK Financial Corporation (“HPK”). HPK is the parent company of Hyde Park Bank & Trust Company, an Illinois state bank, (“Hyde Park Bank”), which operated two banking locations in the Hyde Park neighborhood of Chicago, Illinois. As part of the transaction, Hyde Park Bank merged into the Company's wholly-owned subsidiary bank, Beverly Bank, and the two acquired banking locations are operating as branches of Beverly Bank under the brand name Hyde Park Bank. HPK had approximately $371 million in assets and $244 million in deposits as of the acquisition date. The Company recorded goodwill of $14.1 million on the acquisition.

Acquisition of Macquarie Premium Funding Inc.
On June 8, 2012, the Company, through its wholly-owned subsidiary Lake Forest Bank, completed its acquisition of Macquarie Premium Funding Inc., the Canadian insurance premium funding unit of Macquarie Group. Through this transaction, Lake Forest Bank acquired approximately $213 million of gross premium finance receivables outstanding. The Company recorded goodwill of approximately $21.9 million on the acquisition.
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
Acquisition of Elgin State Bank
On September 30, 2011, the Company completed its acquisition of Elgin State Bancorp, Inc. ("ESBI"). ESBI was the parent company of Elgin State Bank, which operated three banking locations in Elgin, Illinois. As part of the transaction, Elgin State Bank merged into the Company’s wholly-owned subsidiary bank, St. Charles Bank, and the three acquired banking locations are operating as branches of St. Charles Bank under the brand name Elgin State Bank. Elgin State Bank had approximately $263.2 million in assets and $241.1 million in deposits at September 30, 2011. The Company recorded goodwill of approximately $5.0 million on the acquisition.
Acquisition of Great Lakes Advisors
On July 1, 2011, the Company acquired Great Lakes Advisors, a Chicago-based investment manager with approximately $2.4 billion in assets under management. Great Lakes Advisors merged with Wintrust’s existing asset management business, Wintrust Capital Management, LLC and operates as “Great Lakes Advisors, LLC, a Wintrust Wealth Management Company.”
Acquisition of certain River City Mortgage assets
On April 13, 2011, the Company announced the acquisition of certain assets and the assumption of certain liabilities of the mortgage banking business of River City Mortgage, LLC ("River City") of Bloomington, Minnesota. With offices in Minnesota, Nebraska and North Dakota, River City originated nearly $500 million in mortgage loans in 2010.

Acquisition of certain Woodfield Planning Corporation assets
On February 3, 2011, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of Woodfield Planning Corporation ("Woodfield") of Rolling Meadows, Illinois. With offices in Rolling Meadows, Illinois and Crystal Lake, Illinois, Woodfield originated approximately $180 million in mortgage loans in 2010.

Announced Acquisitions

On January 22, 2013, the Company announced the signing of a definitive agreement to acquire First Lansing Bancorp, Inc. (“FLB”). FLB is the parent company of First National Bank of Illinois, (“FNBI”) which operates seven banking locations in the south and southwest suburbs of Chicago, Illinois and one location in northwest Indiana. As of December 31, 2012, FNBI had approximately $370 million in assets and approximately $325 million in deposits. The Company expects that this acquisition will be completed in the second quarter of 2013.

Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, Hinsdale Bank completed the sale of the deposits and the current banking operations of Second Federal, which were acquired in an FDIC-assisted transaction described above, to Self-Help Federal Credit Union.
Stock Offerings
On March 14, 2012, the Company announced the sale of 126,500 shares, or $126,500,000 aggregate liquidation preference, of Series C Preferred Stock. Dividends will be payable on the Series C Preferred Stock when, as, and if, declared by Wintrust’s Board of Directors on a non-cumulative basis quarterly in arrears on January 15, April 15, July 15 and October 15 of each year at a rate of 5.00% per year on the liquidation preference of $1,000 per share.
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

Allowance for Loan Losses, Allowance for Covered Loan Losses and Allowance for Losses on Lending-Related Commitments
The allowance for loan losses and the allowance for covered loan losses represent Management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend but for which funds have not yet been disbursed. See Note 1 to the Consolidated Financial Statements and the section titled “Loan Portfolio and Asset Quality” later in this report for a description of the methodology used to determine the allowance for loan losses, allowance for covered loan losses and the allowance for lending-related commitments.
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
Impairment Testing of Goodwill
The Company performs impairment testing of goodwill on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. Valuations are estimated in good faith by management through the use of publicly available valuations of comparable entities or discounted cash flow models using internal financial projections in the reporting unit’s business plan.
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
As of December 31, 2012, the Company had three reporting units; Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2012 goodwill impairment testing, the fair values for all three reporting units were in excess of their carrying value. No goodwill impairment was indicated for any of the reporting units.
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
Income Taxes
The Company is subject to the income tax laws of the U.S., its states, Canada and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. Management reviews its uncertain tax positions and recognition of the benefits of such positions on a regular basis.
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, if business events or circumstances warrant.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as new banks since December 1991. Wintrust is still a relatively young company that has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 111 offices at the end of 2012. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $4.4 billion in premium finance receivables in 2012. We also expanded our commercial insurance premium finance business in Canada through our newly acquired wholly-owned subsidiary, FIFC Canada, which originated $375.9 million in premium finance receivables in 2012. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.
Earnings Summary
Net income for the year ended December 31, 2012, totaled $111.2 million, or $2.31 per diluted common share, compared to $77.6 million, or $1.67 per diluted common share, in 2011, and $63.3 million, or $1.02 per diluted common share, in 2010. During 2012, net income increased by $33.6 million while earnings per diluted common share increased by $0.64. During 2011, net income increased by $14.3 million while earnings per diluted common share increased by $0.65. Financial results in 2012 increased from 2011 as a result of increases in mortgage banking revenue and interest income on loans as well as decreases in both interest expense on deposits and the provision for credit losses partially offset by increased salary and employee benefit costs and fewer bargain purchase gains. Financial results in 2011 increased from 2010 as a result of decreases in both interest expense on deposits and the provision for credit losses partially offset by increased salary and employee benefit costs.
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
Tax-equivalent net interest income in 2012 totaled $521.5 million, up from $463.1 million in 2011 and $417.6 million in 2010, representing an increase of $58.4 million, or 13%, in 2012 and an increase of $45.5 million, or 11%, in 2011. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2012 and 2011. Average earning assets increased $1.4 billion, or 10%, in 2012 and $1.1 billion, or 9%, in 2011. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans, excluding covered loans, increased $1.4 billion, or 14%, in 2012 and $671.9 million, or 7%, in 2011. Total average loans, excluding covered loans, as a percentage of total average earning assets were 77%, 75% and 76% in 2012, 2011 and 2010, respectively. The average yield on loans, excluding covered loans, was 4.60% in 2012, 5.03% in 2011 and 5.67% in 2010, reflecting a decrease of 43 basis points in 2012 and a decrease of 64 basis points in 2011. The lower loan yields in 2012 compared to 2011 and 2011 compared to 2010 are a result of the negative impact of both competitive and economic pricing pressures. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 0.62% in 2012, 0.88% in 2011 and 1.32% in 2010, representing a decrease of 26 basis points in 2012 and 44 basis points in 2011. The lower level of interest bearing deposits rates in 2012 compared to 2011 and 2011 compared to 2010 was primarily due to continued downward re-pricing of retail deposits in recent years.
Net interest margin increased to 3.49% in 2012 compared to 3.42% in 2011. The increase in net interest margin in 2012 compared to 2011 was primarily caused by lower costs for interest-bearing deposits and other interest bearing liabilities, partially offset by lower yields on loans and a lower contribution from net free funds.
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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs
The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2012, 2011 and 2010. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations.

	Years Ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Interest bearing deposits with banks	$971,978	$1,552	0.16%	$898,967	$3,419	0.38%	$1,202,750	$5,171	0.43%
Securities	1,764,676	42,047	2.38	1,895,566	49,740	2.62	1,402,255	40,211	2.87
Federal funds sold and securities purchased under resale agreements	26,500	39	0.14	45,624	116	0.25	49,008	157	0.32
Total liquidity management assets (1) (6)	2,763,154	43,638	1.58%	2,840,157	53,275	1.88%	2,654,013	45,539	1.72%
Other earning assets (1) (2) (6)	29,967	882	2.94	28,570	816	2.86	45,021	1,067	2.37
Loans, net of unearned income (1) (3) (6)	11,520,499	530,446	4.60	10,145,462	509,870	5.03	9,473,589	537,534	5.67
Covered loans	637,607	54,002	8.47	520,550	43,526	8.36	232,206	10,695	4.61
Total earning assets (6)	14,951,227	628,968	4.21%	13,534,739	607,487	4.49%	12,404,829	594,835	4.80%
Allowance for loan losses	(134,946)			(127,660)			(111,503)
Cash and due from banks	172,215			138,795			137,547
Other assets	1,541,121			1,374,286			1,125,739
Total assets	$16,529,617			$14,920,160			$13,556,612
Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW accounts	$1,787,001	$3,996	0.22%	$1,568,151	$5,614	0.36%	$1,508,063	$8,840	0.59%
Wealth management deposits	923,974	974	0.11	705,736	740	0.10	734,837	2,263	0.31
Money market accounts	2,381,731	7,358	0.31	1,985,881	8,639	0.44	1,666,554	12,196	0.73
Savings accounts	1,036,350	2,221	0.21	795,828	2,188	0.27	619,024	3,655	0.59
Time deposits	4,940,000	53,756	1.09	4,956,926	70,757	1.43	4,881,472	96,825	1.98
Total interest bearing deposits	11,069,056	68,305	0.62%	10,012,522	87,938	0.88%	9,409,950	123,779	1.32%
Federal Home Loan Bank advances	459,972	12,104	2.63	449,874	16,320	3.63	418,981	16,520	3.94
Notes payable and other borrowings	437,970	8,965	2.05	384,256	11,023	2.87	229,569	5,943	2.59
Secured borrowings — owed to securitization investors	273,753	5,087	1.86	600,000	12,113	2.02	600,000	12,365	2.06
Subordinated notes	22,158	428	1.90	43,411	750	1.70	56,370	995	1.74
Junior subordinated notes	249,493	12,616	4.97	249,493	16,272	6.43	249,493	17,668	6.98
Total interest-bearing liabilities	$12,512,402	$107,505	0.86%	$11,739,556	$144,416	1.23%	$10,964,363	$177,270	1.61%
Non-interest bearing deposits	2,059,160			1,481,594			984,416
Other liabilities	261,779			214,290			255,698
Equity	1,696,276			1,484,720			1,352,135
Total liabilities and shareholders’ equity	$16,529,617			$14,920,160			$13,556,612
Interest rate spread (4) (6)			3.35%			3.26%			3.19%
Net free funds/contribution (5)	$2,438,825		0.14%	$1,795,183		0.16%	$1,440,466		0.18%
Net interest income/Net interest margin(6)		$521,463	3.49%		$463,071	3.42%		$417,565	3.37%

(1)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the years ended December 31, 2012, 2011 and 2010 were $1.9 million, $1.7 million and $1.7 million, respectively.

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

Changes In Interest Income and Expense
The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2012 Compared to 2011			2011 Compared to 2010
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks	$(2,133)	266	(1,867)	$(553)	(1,199)	(1,752)
Securities	(4,498)	(3,195)	(7,693)	(3,663)	13,192	9,529
Federal funds sold and securities purchased under resale agreements	(39)	(38)	(77)	(31)	(10)	(41)
Total liquidity management assets	(6,670)	(2,967)	(9,637)	(4,247)	11,983	7,736
Other earning assets	24	42	66	191	(442)	(251)
Loans, net of unearned income	(46,208)	66,784	20,576	(63,796)	36,132	(27,664)
Covered loans	572	9,904	10,476	13,001	19,830	32,831
Total interest income	(52,282)	73,763	21,481	(54,851)	67,503	12,652

Interest Expense:
Deposits — interest bearing:
NOW accounts	(2,362)	744	(1,618)	(3,701)	475	(3,226)
Wealth management deposits	55	179	234	(963)	(560)	(1,523)
Money market accounts	(2,854)	1,573	(1,281)	(5,545)	1,988	(3,557)
Savings accounts	(545)	578	33	(2,328)	861	(1,467)
Time deposits	(16,724)	(277)	(17,001)	(26,165)	97	(26,068)
Total interest expense — deposits	(22,430)	2,797	(19,633)	(38,702)	2,861	(35,841)
Federal Home Loan Bank advances	(4,619)	403	(4,216)	(1,360)	1,160	(200)
Notes payable and other borrowings	(3,478)	1,420	(2,058)	703	4,377	5,080
Secured borrowings — owed to securitization investors	(898)	(6,128)	(7,026)	(252)	—	(252)
Subordinated notes	78	(400)	(322)	(22)	(223)	(245)
Junior subordinated notes	(3,700)	44	(3,656)	(1,396)	—	(1,396)
Total interest expense	(35,047)	(1,864)	(36,911)	(41,029)	8,175	(32,854)
Net interest income	$(17,235)	75,627	58,392	$(13,822)	59,328	45,506
The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each. The change in interest due to an additional day resulting from the 2012 leap year has been allocated entirely to the change due to volume.

Non-Interest Income
Non-interest income totaled $226.1 million in 2012, $189.7 million in 2011 and $192.2 million in 2010, reflecting an increase of 19% in 2012 compared to 2011 and a decrease of 1% in 2011 compared to 2010.
The following table presents non-interest income by category for 2012, 2011 and 2010:

	Years ended December 31,			2012 compared to 2011		2011 compared to 2010
(Dollars in thousands)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Brokerage	$25,477	24,601	23,713	$876	4%	$888	4%
Trust and asset management	27,203	19,916	13,228	7,287	37	6,688	51
Total wealth management	52,680	44,517	36,941	8,163	18	7,576	21
Mortgage banking	109,970	56,942	61,378	53,028	93	(4,436)	(7)
Service charges on deposit accounts	16,971	14,963	13,433	2,008	13	1,530	11
Gains on available-for-sale securities	4,895	1,792	9,832	3,103	173	(8,040)	(82)
Fees from covered call options	10,476	13,570	2,235	(3,094)	(23)	11,335	NM
Gain on bargain purchases, net	7,503	37,974	44,231	(30,471)	(80)	(6,257)	(14)
Trading (losses) gains, net	(1,900)	337	5,165	(2,237)	NM	(4,828)	(93)
Other:
Interest rate swap fees	9,381	6,770	1,459	2,611	39	5,311	NM
Bank Owned Life Insurance	2,920	2,569	2,404	351	14	165	7
Administrative services	3,281	3,071	2,749	210	7	322	12
Miscellaneous	9,915	7,193	12,333	2,722	38	(5,140)	(42)
Total Other	25,497	19,603	18,945	5,894	30	658	3
Total Non-Interest Income	$226,092	189,698	192,160	$36,394	19%	$(2,462)	(1)%
 NM—Not Meaningful
Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.
Brokerage revenue is directly impacted by trading volumes. In 2012, brokerage revenue totaled $25.5 million, reflecting an increase of $876,000, or 4%, compared to 2011. In 2011, brokerage revenue totaled $24.6 million, reflecting an increase of $888,000, or 4%, compared to 2010. The increases in brokerage revenue in 2012 and 2011 can also be attributed to increased customer trading activity.
Trust and asset management revenue totaled $27.2 million in 2012, an increase of $7.3 million, or 37%, compared to 2011. Trust and asset management revenue totaled $19.9 million in 2011, an increase of $6.7 million, or 51%, compared to 2010. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Higher asset levels associated with growth in the wealth management customer base, including those added as a result of acquiring Great Lakes Advisors and Suburban Bank's trust operations, have helped drive revenue growth in 2012 and 2011.
Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage banking revenue totaled $110.0 million in 2012, $56.9 million in 2011, and $61.4 million in 2010, reflecting an increase of $53.0 million, or 93%, in 2012, and a decrease of $4.4 million, or 7%, in 2011. Mortgages originated and sold totaled $3.9 billion in 2012 compared to $2.5 billion in 2011 and $3.7 billion in 2010. The increase in mortgage banking revenue in 2012 compared to 2011 results primarily from an increase in gains on sales of loans, which in turn was driven by higher origination volumes due to a favorable mortgage interest rate environment in 2012. The decrease in mortgage banking revenue in 2011 compared to 2010 can be primarily attributed to lower origination volumes resulting in fewer gains on sales of loans and other fees, partially offset by decreased recourse expense in 2011.

A summary of mortgage banking activities is shown below:

(Dollars in thousands)	Years Ended December 31,
	2012	2011	2010
Mortgage loans originated and sold	$3,866,012	$2,545,385	$3,746,127
Mortgage loans serviced for others	1,005,372	958,749	942,224
Fair value of mortgage servicing rights (MSRs)	6,750	6,700	8,762
MSRs as a percentage of loans serviced	0.67%	0.70%	0.93%
Service charges on deposit accounts totaled $17.0 million in 2012, $15.0 million in 2011 and $13.4 million in 2010, reflecting an increase of 13% in 2012 and 11% in 2011. The majority of deposit service charges relates to customary fees on overdrawn accounts and returned items. The level of service charges received is below peer group levels, as management believes in the philosophy of providing high quality service without encumbering that service with numerous activity charges.
The Company recognized $4.9 million of net gains on available-for-sale securities in 2012 compared to net gains of $1.8 million in 2011 and $9.8 million in 2010. The increase in net gains on available-for-sale securities in 2012 compared to 2011 resulted primarily from Management's decision to sell certain securities in conjunction with the termination of longer-term, higher rate repurchase agreements in the fourth quarter of 2012. The net gains in 2010 primarily relate to the sale of certain collateralized mortgage obligations. The Company did not recognize any other-than-temporary-impairment charges in 2012, 2011 and 2010.
Fees from covered call option transactions totaled $10.5 million in 2012, $13.6 million in 2011 and $2.2 million in 2010. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Historically, Management has effectively entered into these transactions with the goal of enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. Fees from covered call option transactions decreased in 2012 compared to 2011 primarily as a result of lower market volatility in 2012 resulting in lower premiums received by the Company. In 2010, Management chose to engage in minimal covered call option activity due to lower than acceptable security yields. There were no outstanding call option contracts at December 31, 2012, December 31, 2011 or December 31, 2010.
Gain on bargain purchases totaled $7.5 million in 2012, $38.0 million in 2011, and $44.2 million in 2010, reflecting a decrease of $30.5 million in 2012 and a decrease of $6.3 million in 2011. The variance in bargain purchase gains recognized each year is a result of the number and magnitude of acquisitions transactions in a given year. Gain on bargain purchases recognized in 2012 primarily relates to the FDIC-assisted acquisitions of First United Bank by Old Plank Trail Bank and Charter National by Barrington Bank. The gain on bargain purchases in 2011 relates to the FDIC-assisted acquisition of TBOC by Schaumburg Bank and the FDIC-assisted acquisitions of CFBC and First Chicago by Northbrook Bank. In 2010, the gains on bargain purchases primarily resulted from three FDIC-assisted bank acquisitions as well as the acquisition of the life insurance premium finance receivable portfolio. In 2010, third party consents were received and all remaining funds held in escrow for the purchase of the life insurance premium finance receivable portfolio were released, resulting in recognition of the remaining deferred bargain purchase gain. See Note 8 — Business Combinations for a discussion of the transaction and gain calculation.
The Company recognized $1.9 million of trading losses in 2012 and trading gains of $337,000 in 2011 and $5.2 million in 2010. Trading losses in 2012 are primarily the result of fair value adjustments related to interest rate cap derivatives not designated as hedges that the Company uses to manage interest rate risk associated with rising rates on various fixed rate, longer term earning assets. The decrease in trading gains in 2011 compared to 2010 resulted primarily from realizing larger market value increases on certain collateralized mortgage obligations in 2010. The Company purchased these collateralized mortgage obligations in the first quarter of 2009. These securities increased in fair value after their purchase due to market spreads tightening, increased mortgage prepayments due to the favorable mortgage rate environment and lower than projected default rates.
Interest rate swap fee revenue totaled $9.4 million in 2012, $6.8 million in 2011 and $1.5 million in 2010. Swap fee revenues result from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The Company has expanded this program in recent years resulting in the increase in swap fee revenues in 2012 compared to 2011 as well as in 2011 compared to 2010. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates.
Bank owned life insurance (“BOLI”) generated non-interest income of $2.9 million in 2012, $2.6 million in 2011 and $2.4 million in 2010. This income typically represents adjustments to the cash surrender value of BOLI policies. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements.

The Company has also assumed additional BOLI policies in the interim as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $104.6 million at December 31, 2012 and $101.0 million at December 31, 2011, and is included in other assets.
Administrative services revenue generated by Tricom was $3.3 million in 2012, $3.1 million in 2011 and $2.7 million in 2010. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. The increases in recent years are a result of an increase in the volume of Tricom’s client billings.
Miscellaneous other non-interest income totaled $9.9 million in 2012, $7.2 million in 2011 and $12.3 million in 2010. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. The fluctuations in miscellaneous other income can be primarily attributed to the Company's investments in certain partnerships which resulted in market value gains of $2.6 million in 2012, losses of $600,000 in 2011 and gains of $1.2 million in 2010.

Non-Interest Expense
Non-interest expense totaled $489.0 million in 2012, and increased $68.6 million, or 16%, compared to 2011. In 2011, non-interest expense totaled $420.4 million, and increased $37.9 million, or 10%, compared to 2010.
The following table presents non-interest expense by category for 2012, 2011 and 2010:

	Years ended December 31,			2012 compared to 2011		2011 compared to 2010
(Dollars in thousands)	2012	2011	2010	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$155,800	138,452	120,210	$17,348	13%	$18,242	15%
Commissions and bonus	84,199	55,721	58,107	28,478	51	(2,386)	(4)
Benefits	48,590	43,612	37,449	4,978	11	6,163	16
Total salaries and employee benefits	288,589	237,785	215,766	50,804	21	22,019	10
Equipment	23,222	18,267	16,529	4,955	27	1,738	11
Occupancy, net	32,294	28,764	24,444	3,530	12	4,320	18
Data processing	15,739	14,568	15,355	1,171	8	(787)	(5)
Advertising and marketing	9,438	8,380	6,315	1,058	13	2,065	33
Professional fees	15,262	16,874	16,394	(1,612)	(10)	480	3
Amortization of other intangible assets	4,324	3,425	2,739	899	26	686	25
FDIC insurance	13,422	14,143	18,028	(721)	(5)	(3,885)	(22)
OREO expenses, net	22,103	26,340	19,331	(4,237)	(16)	7,009	36
Other:
Commissions — 3rd party brokers	4,140	3,829	4,003	311	8	(174)	(4)
Postage	5,729	4,672	4,813	1,057	23	(141)	(3)
Stationery and supplies	4,003	3,818	3,374	185	5	444	13
Miscellaneous	50,775	39,539	35,434	11,236	28	4,105	12
Total other	64,647	51,858	47,624	12,789	25	4,234	9
Total Non-Interest Expense	$489,040	420,404	382,525	$68,636	16%	$37,879	10%
Salaries and employee benefits is the largest component of non-interest expense, accounting for 59% of the total in 2012, 57% of the total in 2011 and 56% of the total in 2010. For the year ended December 31, 2012, salaries and employee benefits totaled $288.6 million and increased $50.8 million, or 21%, compared to 2011. This increase can be attributed to a $17.3 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the company grows, a $28.5 million increase in bonus expense and commissions attributable to variable pay based revenue and the Company's long-term incentive program and a $5.0 million increase in employee benefits (primarily health plan and payroll taxes related). For the year ended December 31, 2011, salaries and employee benefits totaled $237.8 million and increased $22.0 million, or 10%, compared to 2010. This increase can be attributed to an $18.2 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the company grows and a $6.2 million increase in employee benefits (primarily health plan and payroll taxes related), partially offset by a $2.4 million decrease in bonus expense and commissions attributable to variable pay based revenue.
Equipment expense, which includes furniture, equipment and computer software, depreciation and repairs and maintenance costs, totaled $23.2 million in 2012, $18.3 million in December 31, 2011 and $16.5 million in 2010, reflecting an increase of 27% in 2012 and an increase of 11% in 2011. The increase in equipment expense in recent years is a result of additional equipment depreciation as well as maintenance and repair costs associated with the increasing number of facilities due to acquisition activity.

Occupancy expense for the years 2012, 2011 and 2010 was $32.3 million, $28.8 million and $24.4 million, respectively, reflecting increases of 12% in 2012 and 18% in 2011. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises. The increase in 2012 and 2011 is primarily the result of depreciation and property taxes on owned locations which were obtained in the Company’s acquisitions.
Data processing expenses totaled $15.7 million in 2012, $14.6 million in 2011 and $15.4 million in 2010, representing an increase of 8% in 2012 and a decrease of 5% in 2011. The amount of data processing expenses incurred fluctuate based on the overall growth of loan and deposit accounts and additional expenses are recorded related to bank acquisition transactions. Data processing expenses increased in 2012 compared to 2011 due to growth in the Company. The decrease in data processing expenses in 2011 compared to 2010 is primarily a result of more favorable terms from third-party providers in 2011.
Advertising and marketing expenses totaled $9.4 million for 2012, $8.4 million for 2011 and $6.3 million for 2010. Marketing costs are necessary to promote the Company’s commercial banking capabilities, the Company’s MaxSafe® suite of products, to announce new branch openings as well as the expansion of the wealth management business, to continue to promote community-based products and to attract loans and deposits. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2012 and 2011, the Company incurred increased advertising and marketing costs as a result of rebranding initiatives to increase Wintrust's name recognition.
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. These fees totaled $15.3 million in 2012, $16.9 million in 2011 and $16.4 million in 2010. The decrease in 2012 compared to 2011 was a result of incurring fewer legal expenses in 2012. The increases in 2011 is primarily related to increased legal costs related to non-performing assets and acquisition related activities.
Amortization of other intangibles assets relates to the amortization of core deposit premiums and customer list intangibles established in connection with certain business combinations. See Note 9 of the Consolidated Financial Statements for further information on these intangible assets.
FDIC insurance expense totaled $13.4 million in 2012, $14.1 million in 2011 and $18.0 million in 2010. Effective April 1, 2011, standards applied in FDIC assessments set forth in the FDIA were revised by the Dodd-Frank Act. These revisions modified definitions of a company’s insurance assessment base and assessment rates which led to the Company’s decreased FDIC insurance expense in 2012 compared to 2011 and 2011 compared to 2010.
OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments. This expense was $22.1 million in 2012, $26.3 million in 2011, and $19.3 million in 2010. OREO expenses decreased in 2012 compared to 2011 as a result of lower losses recognized on the sale of OREO properties in 2012. OREO expenses increased in 2011 primarily related to higher valuation adjustments of properties held in OREO in 2011 as real estate values continued to show stress and generally declined during the year.
Commissions paid to third party brokers primarily represent the commissions paid on revenue generated by WHI through its network of unaffiliated banks.
Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred. This category increased $11.2 million, or 28%, in 2012 and increased $4.1 million, or 12%, in 2011. The increase in 2012 compared to 2011 can be attributed to $2.1 million of fees paid on termination of approximately $68.4 million longer-term higher rate repurchase agreements, $1.0 million of defeasance costs incurred by the Company to repurchase a portion of secured borrowings owed to securitization investors held by third parties, as well as increases in covered asset expenses, postage expense and general growth in the Company's business. The increase in 2011 compared to 2010 is mainly attributable to expenses related to covered assets.
Income Taxes
The Company recorded income tax expense of $68.9 million in 2012, $50.5 million in 2011 and $37.5 million in 2010. The effective tax rates were 38.3%, 39.4% and 37.2% in 2012, 2011 and 2010, respectively. The higher effective tax rates in 2012 and 2011 compared to 2010 are primarily attributable to increases in state income taxes, including the impact of a 2.2% increase in the Illinois corporate tax rate in 2011. The 2012 effective tax rate reflects a higher level of tax credits than prior years. Please refer to Note 18 to the Consolidated Financial Statements for further discussion and analysis of the Company's tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company's actual tax expense.

Operating Segment Results
As described in Note 25 to the Consolidated Financial Statements, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. The net interest income of the community banking segment includes interest income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the community banking segment were retained within that segment’s operations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. (See discussion of wealth management deposits in the Deposits and Other Funding Sources section of this report for more information on these deposits.)
The community banking segment’s net interest income for the year ended December 31, 2012 totaled $494.7 million as compared to $428.1 million for the same period in 2011, an increase of $66.6 million, or 16%, and the segment’s net interest income in 2011 compared to 2010 increased $41.5 million or 11%. The increases in 2012 compared to 2011 as well as 2011 compared to 2010 were primarily attributable to earning assets acquired in FDIC-assisted bank acquisitions in each period and the ability to gather interest-bearing deposits at more reasonable rates. Provision for credit losses decreased to $66.4 million in 2012 compared to $102.5 million in 2011 and $105.0 million in 2010. Provision for credit losses decreased in 2012 compared to 2011 as well as 2011 compared to 2010 because of improved credit quality ratios, including reduced levels of non-performing loans. Non-interest income for the community banking segment increased $25.9 million, or 18% in 2012 when compared to the 2011 total of $140.4 million. This increase was primarily attributable to an increase in mortgage banking and wealth management revenues offset by lower bargain purchase gains. The community banking segment’s non-interest income totaled $140.4 million in 2011, an increase of $7.3 million, or 5%, when compared to the 2010 total of $133.1 million. This increase was primarily attributable to an increase in fees from covered call options offset by lower bargain purchase gains. The community banking segment’s net income for the year ended December 31, 2012 totaled $129.6 million, an increase of $46.0 million, compared to net income of $83.6 million in 2011. Net income for the year ended December 31, 2011 of $83.6 million was an increase of $12.1 million in net income as compared to net income in 2010 of $71.4 million.
The specialty finance segment’s net interest income totaled $123.3 million for the year ended December 31, 2012, an increase of $10.8 million, or 10%, over the $112.5 million in 2011. The specialty finance segment’s net interest income totaled $112.5 million for the year ended December 31, 2011, an increase of $22.6 million, or 25%, over the $89.9 million in 2010. The specialty finance segment’s non-interest income totaled $3.5 million for the year ended December 31, 2012 and increased $447,000 from the $3.1 million in 2011. The increase in non-interest income in 2012 is primarily a result of revenues from the Canadian premium finance insurance company acquired in 2012. Non-interest income in 2011 decreased by $10.5 million compared to the $13.6 million recorded in 2010. The decrease in 2011 is primarily a result of bargain purchase gains recognized in 2010. For 2012, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 61%, 32% and 7%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $50.4 million, $46.4 million and $32.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in net income in 2012 compared to 2011 resulted primarily from additional revenues generated by the Canadian premium finance insurance company in 2012. The increase in net income in 2011 compared to 2010 resulted primarily from increased net interest income as well as decreased provision expense in 2011.
The wealth management segment reported net interest income of $4.9 million for 2012 compared to $8.5 million for 2011 and $12.3 million for 2010. Net interest income is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of a portion of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. The allocated net interest income included in this segment’s profitability was $4.3 million ($2.6 million after tax) in 2012, $7.8 million ($4.8 million after tax) in 2011 and $11.8 million ($7.3 million after tax) in 2010. Wealth management customer account balances on deposit at the banks averaged $686.3 million, $635.5 million and $617.4 million in 2012, 2011 and 2010, respectively. This segment recorded non-interest income of $63.7 million for 2012 as compared to $54.9 million for 2011 and $45.4 million for 2010. This increase is primarily due to a continued increase in customer base, including those obtained through the Great Lakes Advisors acquisition. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. Wintrust is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. This segment reported net income of $6.5 million for 2012 compared to $7.1 million for 2011 and $6.9 million for 2010.

ANALYSIS OF FINANCIAL CONDITION
Total assets were $17.5 billion at December 31, 2012, representing an increase of $1.6 billion, or 10%, when compared to December 31, 2011. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $15.4 billion at December 31, 2012 and $14.2 billion at December 31, 2011. See Notes 3, 4, and 11 through 15 of the Consolidated Financial Statements for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,618,117	18%	$2,130,706	16%	$1,828,897	15%
Commercial real estate	3,634,205	24	3,403,865	25	3,332,850	27
Home equity	824,107	6	885,111	7	922,907	7
Residential real estate (1)	789,190	5	518,643	4	587,629	5
Premium finance receivables	3,463,918	23	3,035,213	22	2,622,935	21
Indirect consumer loans	72,349	—	57,913	—	70,295	1
Other loans	118,613	1	114,011	1	108,076	1
Total loans, net of unearned income(2) excluding covered loans	$11,520,499	77%	$10,145,462	75%	$9,473,589	77%
Covered loans	637,607	4	520,550	4	232,206	2
Total average loans (2)	$12,158,106	81%	$10,666,012	79%	$9,705,795	79%
Liquidity management assets (3)	$2,763,154	19	2,840,157	21	2,654,013	21
Other earning assets (4)	29,967	—	28,570	—	45,021	—
Total average earning assets	$14,951,227	100%	$13,534,739	100%	$12,404,829	100%
Total average assets	$16,529,617		$14,920,160		$13,556,612
Total average earning assets to total average assets		90%		91%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)
Liquidity management assets include available-for-sale securities, Federal Home Loan Bank and Federal Reserve Bank stock, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets increased $1.4 billion, or 10%, in 2012 and $1.1 billion, or 9%, in 2011. Average earning assets comprised 90% of average total assets in 2012 compared to 91% and 92% of average total assets in 2011 and 2010, respectively.
Loans. Average total loans, net of unearned income, totaled $12.2 billion and increased $1.5 billion, or 14%, in 2012 and $960.2 million, or 10%, in 2011. Average commercial loans totaled $2.6 billion in 2012, and increased $487.4 million, or 23%, over the average balance in 2011, while average commercial real estate loans totaled $3.6 billion in 2012, increasing $230.3 million, or 7%, since 2011. From 2010 to 2011, average commercial loans increased $301.8 million, or 17%, while average commercial real estate loans increased by $71.0 million, or 2%. Combined, these categories comprised 51% of the average loan portfolio in 2012 and 52% in 2011. The growth realized in these categories for 2012 and 2011 is primarily attributable to increased business development efforts and the acquisitions of Hyde Park Bank and Elgin State Bank, respectively.
Home equity loans averaged $824.1 million in 2012, and decreased $61.0 million, or 7%, when compared to the average balance in 2011. Home equity loans averaged $885.1 million in 2011, and decreased $37.8 million, or 4%, when compared to the average balance in 2010. Unused commitments on home equity lines of credit totaled $750.9 million at December 31, 2012 and $762.2 million at December 31, 2011. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. Our home equity loan portfolio has performed well in light of the deterioration in the overall residential real estate market. The number of new home equity line of credit commitments originated by us has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow, and a decline in homeowners’ desire to use their remaining equity as collateral.
Residential real estate loans averaged $789.2 million in 2012, and increased $270.5 million, or 52%, from the average balance in 2011. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Mortgage loans held-for-sale increased during the period as a result of higher origination volumes due to a favorable mortgage interest rate environment and better pricing in 2012. In 2011, residential real estate loans averaged $518.6 million, and decreased $69.0 million, or 12%, from the average balance in 2010. Mortgage interest rates, on average, were higher in 2011 as compared to 2010, which resulted in lower origination volumes in 2011.
Average premium finance receivables totaled $3.5 billion in 2012, and accounted for 28% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising 52% and 48%, respectively, of the average total balance for 2012 compared to 47% and 53%, respectively, for 2011. In 2012, average premium finance receivables increased $428.7 million, or 14%, compared to 2011. The increase during 2012 compared to 2011 was the result of increased originations within the portfolio due to the effective marketing and customer servicing, slightly higher average new loan size, and the acquisition of Macquarie Premium Funding Inc. Approximately $4.8 billion of premium finance receivables were originated in 2012 compared to approximately $4.0 billion in 2011. In 2011, average premium finance receivables increased $412.3 million, or 16%, from the average balance of $2.6 billion in 2010. The increase in the average balance of premium finance receivables in 2011 is a result of significant originations within the portfolio during the period due to the effective marketing and customer servicing.
Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans are financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company had established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, as a result of competitive pricing pressures, the Company ceased the origination of indirect automobile loans through Hinsdale Bank. However, as a result of favorable pricing opportunities coupled with reduced competition in the indirect consumer automobile lending business, the Company re-entered this business with originations through Hinsdale Bank in the fourth quarter of 2010. In the fourth quarter of 2012, the Company once again ceased the origination of indirect automobile loans through Hinsdale Bank as a result of competitive pricing pressures. During 2012, 2011 and 2010 average indirect consumer loans totaled $72.3 million, $57.9 million and $70.3 million, respectively.
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
Covered loans averaged $637.6 million in 2012, and increased $117.1 million, or 22%, when compared to 2011. In 2011, average covered loans totaled $520.6 million and increased $288.3 million from 2010. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned, and certain other assets. See Note 8 — Business Combinations for a discussion of these acquisitions.
Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short- term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. The balances of these assets fluctuate frequently based on deposit inflows, the level of other funding sources and loan demand. Average liquidity management assets accounted for 19% of total average earning assets in 2012 and 21% in 2011 and 2010. Average liquidity management assets decreased $77.0 million in 2012 compared to 2011, and increased $186.1 million in 2011 compared to 2010. The balances of liquidity management assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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
Deposits and Other Funding Sources
Total deposits at December 31, 2012, were $14.4 billion, increasing $2.1 billion, or 17%, compared to the $12.3 billion at December 31, 2011. Average deposit balances in 2012 were $13.1 billion, reflecting an increase of $1.6 billion, or 14%, compared to the average balances in 2011. During 2011, average deposits increased $1.1 billion, or 11%, compared to the prior year.
The increase in year end and average deposits in 2012 over 2011 reflects the Company’s efforts to increase its deposit base along with the acquisitions taking place in 2012. During 2012, the Company acquired approximately $316.9 million of deposits in the First United Bank acquisition, $243.8 million of deposits in the Hyde Park Bank acquisition, $169.1 million of deposits in the Second Federal acquisition, $90.1 million in the Charter National acquisition and $52.5 million in deposits in the Suburban acquisition. Average wealth management deposits increased in 2012 compared to 2011 as a result of greater deposits of brokerage customers from unaffiliated companies.
The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$2,059,160	16%	$1,481,594	13%	$984,416	9%
NOW accounts	1,787,001	13	1,568,151	14	1,508,063	15
Wealth management deposits	923,974	7	705,736	6	734,837	7
Money market accounts	2,381,731	18	1,985,881	17	1,666,554	16
Savings accounts	1,036,350	8	795,828	7	619,024	6
Time certificates of deposit	4,940,000	38	4,956,926	43	4,881,472	47
Total average deposits	$13,128,216	100%	$11,494,116	100%	$10,394,366	100%
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

The following table presents average deposit balances for each bank and the relative percentage of total consolidated average deposits held by each bank during each of the past three years:

	Years Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Lake Forest Bank	$1,623,683	12%	$1,411,410	12%	$1,411,511	14%
North Shore Community Bank	1,613,126	12	1,307,488	11	1,136,925	11
Northbrook Bank	1,446,483	11	1,340,877	12	845,114	8
Hinsdale Bank	1,275,591	10	1,136,330	10	1,116,568	11
Barrington Bank	1,023,330	8	928,459	8	886,261	8
Libertyville Bank	986,780	7	941,939	8	904,783	9
Village Bank	769,100	6	644,556	6	634,211	6
Town Bank	696,806	5	629,235	6	595,454	6
Wheaton Bank	609,606	5	591,791	5	593,409	6
State Bank of The Lakes	606,061	5	590,497	5	562,418	5
Crystal Lake Bank	598,540	5	563,268	5	555,920	5
Schaumburg Bank	555,355	4	469,167	4	370,890	4
St. Charles Bank	530,648	4	322,216	3	225,688	2
Old Plank Trail Bank	414,873	3	279,399	2	257,336	2
Beverly Bank	378,234	3	337,484	3	297,878	3
Total deposits	$13,128,216	100%	$11,494,116	100%	$10,394,366	100%
Percentage increase from prior year		14%		11%		13%
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
The composition of average other funding sources in 2012, 2011 and 2010 is presented in the following table:

	Years Ended December 31,
	2012		2011		2010
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Notes payable	$19,895	1%	$2,489	—%	$1,000	—%
Federal Home Loan Bank advances	459,972	32	449,874	26	418,981	27
Secured borrowings—owed to securitization investors	273,753	19	600,000	35	600,000	39
Subordinated notes	22,158	2	43,411	3	56,370	4
Short-term borrowings	385,299	27	343,785	20	226,028	14
Junior subordinated debentures	249,493	17	249,493	14	249,493	16
Other	32,776	2	37,982	2	2,541	—
Total other funding sources	$1,443,346	100%	$1,727,034	100%	$1,554,413	100%
Notes payable balances represent the balances on a loan agreement with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. The loan agreement is a $100.0 million revolving credit facility and a $1.0 million term loan available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2012, the Company had $2.1 million of notes payable outstanding as compared to $52.8 million outstanding at December 31, 2011. See Note 12 to the Consolidated Financial Statements for further discussion.

FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $414.1 million at December 31, 2012 and $474.5 million at December 31, 2011. See Note 13 to the Consolidated Financial Statements for further discussion of the terms of these advances.
The average balance of secured borrowings represents the consolidation of a qualifying special-purpose entity ("QSPE"). In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that had an annual interest rate of LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under the New York Fed’s TALF. During 2012, the Company repurchased $239.2 million of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the Notes resulting in no balance remaining at December 31, 2012, compared to balances of $600.0 million at December 31, 2011 and 2010.
The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years with final maturity dates in 2012, 2013 and 2015. During 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. Subject to certain limitations, these notes qualify as Tier 2 regulatory capital. Subordinated notes totaled $15.0 million and $35.0 million at December 31, 2012 and 2011, respectively. See Note 14 to the Consolidated Financial Statements for further discussion of the terms of the notes.
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $238.4 million and $413.3 million at December 31, 2012 and 2011, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 15 to the Consolidated Financial Statements for further discussion of these borrowings.

The Company has $249.5 million of junior subordinated debentures outstanding as of December 31, 2012 and 2011. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note 16 of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
Other borrowings include debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. At December 31, 2012, the debt issued in conjunction with its tangible equity unit offering and the fixed-rate promissory note related to an office building complex had balances of $16.2 million and $19.8 million, respectively. See Note 15 and 24 to the Consolidated Financial Statements for further discussion of these borrowings.
Shareholders’ Equity. Total shareholders’ equity was $1.8 billion at December 31, 2012, an increase of $261.2 million from the December 31, 2011 total of $1.5 billion. The increase in 2012 was a primarily a result of net income of $111.2 million in 2012 less preferred and common stock dividends of $15.5 million, $9.1 million credited to surplus for stock-based compensation costs, $122.7 million from the issuance of Series C Preferred Stock, net of costs, $30.8 million from the issuance of shares of the Company’s common stock (and related tax benefit) related to acquisitions and pursuant to various stock compensation plans, $2.5 million in higher net unrealized gains from available-for-sale securities, net of tax, $1.8 million net unrealized gains from cash flow hedges, net of tax, and $6.3 million of foreign currency translation adjustments, net of tax, offset by $7.8 million of common stock repurchased by the Company.
Changes in shareholders’ equity from 2010 to 2011 were the result of $77.6 million of net income less preferred and common stock dividends of $10.3 million, $5.6 million credited to surplus for stock-based compensation costs, $31.5 million from the issuance of shares of the Company's common stock related to acquisitions and pursuant to various stock compensation plans and $2.6 million in higher net unrealized gains from available-for-sale securities and net unrealized gains from cash flow hedges, net of tax.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$2,914,798	24%	$2,498,313	22%	$2,049,326	21%	$1,743,209	21%	$1,423,583	19%
Commercial real-estate	3,864,118	31	3,514,261	31	3,338,007	34	3,296,697	39	3,355,081	44
Home equity	788,474	6	862,345	8	914,412	9	930,482	11	896,438	12
Residential real-estate	367,213	3	350,289	3	353,336	3	306,296	4	262,908	3
Premium finance receivables—commercial	1,987,856	16	1,412,454	13	1,265,500	13	730,144	9	1,243,858	16
Premium finance receivables—life insurance	1,725,166	14	1,695,225	15	1,521,886	15	1,197,893	14	102,728	2
Indirect consumer	77,333	1	64,545	1	51,147	1	98,134	1	175,955	2
Other loans	103,985	1	123,945	1	106,272	1	108,916	1	160,518	2
Total loans, net of unearned income, excluding covered loans	$11,828,943	96%	$10,521,377	94%	$9,599,886	97%	$8,411,771	100%	$7,621,069	100%
Covered loans	560,087	4	651,368	6	334,353	3	—	—	—	—
Total loans	$12,389,030	100%	$11,172,745	100%	$9,934,239	100%	$8,411,771	100%	$7,621,069	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of December 31, 2012 and 2011:

As of December 31, 2012 (Dollars in thousands)	Balance	% of Total Balance	Non-accrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$1,628,203	24.0%	$19,409	$—	$17,040
Franchise	196,395	2.9	1,792	—	2,880
Mortgage warehouse lines of credit	215,076	3.2	—	—	2,134
Community Advantage — homeowner associations	81,496	1.2	—	—	204
Aircraft	17,364	0.3	—	—	44
Asset-based lending	572,438	8.4	536	—	5,066
Municipal	91,824	1.4	—	—	1,041
Leases	90,443	1.3	—	—	248
Other	16,549	0.2	—	—	137
Purchased non-covered commercial loans (1)	5,010	0.1	—	496	—
Total commercial	$2,914,798	43.0%	$21,737	$496	$28,794
Commercial Real-Estate:
Residential construction	$40,401	0.6%	$3,110	$—	$1,301
Commercial construction	170,955	2.5	2,159	—	3,194
Land	134,197	2.0	11,299	—	4,829
Office	569,711	8.4	4,196	—	5,446
Industrial	577,937	8.5	2,089	—	5,516
Retail	568,896	8.4	7,792	—	5,292
Multi-family	396,691	5.9	2,586	—	10,644
Mixed use and other	1,349,254	19.9	16,742	—	15,913
Purchased non-covered commercial real-estate (1)	56,076	0.8	—	749	—
Total commercial real-estate	$3,864,118	57.0%	$49,973	$749	$52,135
Total commercial and commercial real-estate	$6,778,916	100.0%	$71,710	$1,245	$80,929
Commercial real-estate—collateral location by state:
Illinois	$3,094,376	80.1%
Wisconsin	321,070	8.3
Total primary markets	$3,415,446	88.4%
Florida	70,316	1.8
Arizona	38,262	1.0
Indiana	49,675	1.3
Other (no individual state greater than 0.5%)	290,419	7.5
Total	$3,864,118	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2011 (Dollars in thousands)	Balance	% of Total Balance	Nonaccrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$1,450,451	24.2%	$16,154	$—	$18,787
Franchise	142,775	2.4	1,792	—	1,571
Mortgage warehouse lines of credit	180,450	3.0	—	—	1,409
Community Advantage—homeowner associations	77,504	1.3	—	—	194
Aircraft	20,397	0.3	—	—	110
Asset-based lending	465,737	7.7	1,072	—	7,705
Municipal	78,319	1.3	—	—	1,136
Leases	72,134	1.2	—	—	309
Other	2,125	0.1	—	—	16
Purchased non-covered commercial loans (1)	8,421	0.1	—	589	—
Total commercial	$2,498,313	41.6%	$19,018	$589	$31,237
Commercial Real-Estate:
Residential construction	$65,811	1.1%	$1,993	$—	$1,804
Commercial construction	169,876	2.8	2,158	—	4,512
Land	178,531	3.0	31,547	—	12,515
Office	554,446	9.2	10,614	—	6,929
Industrial	555,802	9.2	2,002	—	5,314
Retail	536,729	8.9	5,366	—	4,569
Multi-family	314,557	5.2	4,736	—	9,337
Mixed use and other	1,086,654	18.1	8,092	—	11,425
Purchased non-covered commercial real-estate (1)	51,855	0.9	—	2,198	—
Total commercial real-estate	$3,514,261	58.4%	$66,508	$2,198	$56,405
Total commercial and commercial real-estate	$6,012,574	100.0%	$85,526	$2,787	$87,642
Commercial real-estate—collateral location by state:
Illinois	$2,913,288	82.9%
Wisconsin	335,070	9.5
Total primary markets	$3,248,358	92.4%
Florida	57,527	1.6
Arizona	39,921	1.1
Indiana	43,322	1.2
Other (no individual state greater than 0.5%)	125,133	3.7
Total	$3,514,261	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. However, as a result of recent improvement in credit quality within the overall commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $28.8 million as of December 31, 2012 compared to $31.2 million as of December 31, 2011.
Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 88.4% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in 2012, however we have been able to effectively manage and reduce our total non-performing commercial real estate loans during 2012. As of December 31, 2012, our allowance for loan losses related to this portfolio is $52.1 million compared to $56.4 million as of December 31, 2011.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Typically, the Company will serve as sole funding source for its mortgage warehouse lending customers under short-term revolving credit agreements. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Despite difficult conditions in the U.S. residential real estate market experienced since 2008, our mortgage warehouse lending business has expanded due to the high demand for mortgage re-financings given the historically low interest rate environment at that time and the fact that many of our competitors exited the market in late 2008 and early 2009. The expansion of this business has caused our mortgage warehouse lines to increase to $215.1 million as of December 31, 2012 from $180.5 million as of December 31, 2011. Our allowance for loan losses with respect to these loans is $2.1 million as of December 31, 2012 compared to $1.4 million as of December 31, 2011.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have re-pricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2012, our residential loan portfolio totaled $367.2 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in our Market Area or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of December 31, 2012, $11.7 million of our residential real estate mortgages, or 3.2% of our residential real estate loan portfolio, excluding loans acquired with evidence of credit quality deterioration since origination, were classified as nonaccrual, $11.0 million were 30 to 89 days past due (3.0%) and $343.6 million were current (93.7%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2012 and 2011 was $1.0 billion and $958.7 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2012, approximately $16.2 million of our mortgages consist of interest-only loans.

Premium finance receivables — commercial. FIFC and FIFC Canada originated approximately $4.4 billion in commercial insurance premium finance receivables during 2012. FIFC and FIFC Canada makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide and in Canada, this segment is more susceptible to third party fraud than relationship lending. In the second quarter of 2010, a fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of our premium financing subsidiary, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. In the second quarter of 2011, the Company recovered $5.0 million from insurance coverage of the $15.7 million fraud loss recorded in the second quarter of 2010. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company by the enhancement of various control procedures to mitigate the risks associated with this lending.
The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. During 2012, the Company completely paid-off these notes. See Note 6 of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of this securitization transaction.
Premium finance receivables — life insurance. In 2007, FIFC began financing life insurance policy premiums generally used for estate planning purposes of high net-worth individuals. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for a total aggregate purchase price of $745.9 million.
FIFC originated approximately $412.1 million in life insurance premium finance receivables in 2012 as compared to $469.7 million in 2011. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the banks’ target markets, the Company established fixed-rate automobile loan financing at Hinsdale Bank funded indirectly through unaffiliated automobile dealers. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the third quarter of 2008, the Company, as a result of competitive pricing pressures, ceased the origination of indirect automobile loans through Hinsdale Bank. However, as a result of favorable pricing opportunities coupled with reduced competition in the indirect consumer auto business, the Company re-entered this business in the fourth quarter of 2010 with originations through Hinsdale Bank. In the fourth quarter of 2012, the Company once again ceased the origination of indirect automobile loans through Hinsdale Bank as a result of competitive pricing pressures.
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
Foreign. The Company had approximately $268.1 million of loans to businesses of foreign countries as of December 31, 2012 compared to $20.8 million at December 31, 2011. The significant increase is the result of the acquisition of Macquarie Premium Funding Inc., the Canadian insurance premium funding business of Macquarie Group.

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial loan portfolio at December 31, 2012 by date at which the loans re-price or mature, and the type of rate:

(Dollars in thousands)	One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate	$90,761	$325,393	$118,548	$534,702
Variable rate
With floor feature	839,569	5,910	—	845,479
Without floor feature	1,530,242	4,375	—	1,534,617
Total commercial	2,460,572	335,678	118,548	2,914,798
Commercial real-estate
Fixed rate	439,772	1,050,565	103,346	1,593,683
Variable rate
With floor feature	788,561	8,824	—	797,385
Without floor feature	1,445,438	26,512	1,100	1,473,050
Total commercial real-estate	2,673,771	1,085,901	104,446	3,864,118
Premium finance receivables, net of unearned income
Fixed rate	1,966,682	150,657	3,829	2,121,168
Variable rate
With floor feature	—	—	—	—
Without floor feature	1,591,854	—	—	1,591,854
Total premium finance receivables (1)	$3,558,536	$150,657	$3,829	$3,713,022

(1)	Includes the commercial and consumer portion of the premium finance receivables—life insurance portfolio.

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

(Dollars in thousands)	2012	2011	2010	2009	2008
Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$478	$561	$65
Commercial real-estate	—	—	—	—	14,588
Home equity	100	—	—	—	617
Residential real-estate	—	—	—	412	—
Premium finance receivables – commercial	10,008	5,281	8,096	6,271	9,339
Premium finance receivables – life insurance	—	—	—	—	—
Indirect consumer	189	314	318	461	679
Consumer and other	32	—	1	95	97
Total loans past due greater than 90 days and still accruing	10,329	5,595	8,893	7,800	25,385
Non-accrual loans:
Commercial	21,737	19,018	16,382	16,509	8,651
Commercial real-estate	49,973	66,508	93,963	80,639	83,147
Home equity	13,423	14,164	7,425	8,883	828
Residential real-estate	11,728	6,619	6,085	3,779	5,700
Premium finance receivables – commercial	9,302	7,755	8,587	11,878	11,454
Premium finance receivables – life insurance	25	54	180	704	—
Indirect consumer	55	138	191	995	913
Consumer and other	1,511	233	252	617	16
Total non-accrual loans	107,754	114,489	133,065	124,004	110,709
Total non-performing loans:
Commercial	21,737	19,018	16,860	17,070	8,716
Commercial real-estate	49,973	66,508	93,963	80,639	97,735
Home equity	13,523	14,164	7,425	8,883	1,445
Residential real-estate	11,728	6,619	6,085	4,191	5,700
Premium finance receivables – commercial	19,310	13,036	16,683	18,149	20,793
Premium finance receivables – life insurance	25	54	180	704	—
Indirect consumer	244	452	509	1,456	1,592
Consumer and other	1,543	233	253	712	113
Total non-performing loans	$118,083	$120,084	$141,958	$131,804	$136,094
Other real estate owned	56,174	79,093	71,214	80,163	32,572
Other real estate owned – obtained in acquisition	6,717	7,430	—	—	—
Total non-performing assets	$180,974	$206,607	$213,172	$211,967	$168,666
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.75%	0.76%	0.82%	0.98%	0.61%
Commercial real-estate	1.29	1.89	2.81	2.45	2.91
Home equity	1.72	1.64	0.81	0.95	0.16
Residential real-estate	3.19	1.89	1.72	1.37	2.17
Premium finance receivables – commercial	0.97	0.92	1.32	2.49	1.67
Premium finance receivables – life insurance	—	—	0.01	0.06	—
Indirect consumer	0.32	0.70	0.99	1.48	0.90
Consumer and other	1.48	0.19	0.24	0.65	0.07
Total non-performing loans	1.00%	1.14%	1.48%	1.57%	1.79%
Total non-performing assets, as a percentage of total assets	1.03%	1.30%	1.52%	1.74%	1.58%
Allowance for loan losses as a percentage of total non-performing loans	90.91%	91.92%	80.24%	74.56%	51.26%

Non-performing Commercial and Commercial Real Estate
The commercial non-performing loan category totaled $21.7 million as of December 31, 2012 compared to $19.0 million as of December 31, 2011, while the non-performing commercial real estate loan category totaled $50.0 million as of December 31, 2012 compared to $66.5 million as of December 31, 2011.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $25.3 million as of December 31, 2012. The balance increased $4.5 million from December 31, 2011. The December 31, 2012 non-performing balance is comprised of $11.7 million of residential real estate (54 individual credits) and $13.5 million of home equity loans (53 individual credits). On average, this is approximately 7 non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of December 31, 2012 and 2011, and the amount of net charge-offs for the years then ended.

	December 31,
(Dollars in thousands)	2012	2011
Non-performing premium finance receivables — commercial	$19,310	$13,036
- as a percent of premium finance receivables — commercial outstanding	0.97%	0.92%
Net charge-offs of premium finance receivables — commercial	$2,880	$611
- as a percent of average premium finance receivables — commercial	0.16%	0.04%
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
In 2012, our commercial premium finance receivables experienced a temporary increase in past due balances of approximately $4 million as emergency orders preventing insurance carriers from canceling policies were issued by states affected by Superstorm Sandy. We do not expect to incur any material additional losses as a result of this event and anticipate the higher past due balances to decline in 2013, with levels of past due loans in this segment returning to historical levels.
Non-performing Indirect Consumer Loans
Total non-performing indirect consumer loans were $244,000 at December 31, 2012, compared to $452,000 at December 31, 2011. The ratio of these non-performing loans to total indirect consumer loans was 0.32% at December 31, 2012 compared to 0.70% at December 31, 2011. Net charge-offs as a percent of total indirect consumer loans were 0.16% for the year ended December 31, 2012 compared to 0.04% in the same period in 2011. The indirect consumer loan portfolio has increased 20% since December 31, 2011 to a balance of $77.3 million at December 31, 2012.

Loan Portfolio Aging
The following table shows, as of December 31, 2012, only 1.0% of the entire portfolio, excluding covered loans, is in a non-performing (non-accrual or greater than 90 days past due and still accruing interest) with only 1.2% either one or two payments past due. In total, 98% of the Company’s total loan portfolio, excluding covered loans, as of December 31, 2012 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2012 and 2011:

As of December 31, 2012 (Dollars in thousands)	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$19,409	$—	$5,520	$15,410	$1,587,864	$1,628,203
Franchise	1,792	—	—	—	194,603	196,395
Mortgage warehouse lines of credit	—	—	—	—	215,076	215,076
Community Advantage – homeowners association	—	—	—	—	81,496	81,496
Aircraft	—	—	148	—	17,216	17,364
Asset-based lending	536	—	1,126	6,622	564,154	572,438
Municipal	—	—	—	—	91,824	91,824
Leases	—	—	—	896	89,547	90,443
Other	—	—	—	—	16,549	16,549
Purchased non-covered commercial (1)	—	496	432	7	4,075	5,010
Total commercial	21,737	496	7,226	22,935	2,862,404	2,914,798
Commercial real-estate:
Residential construction	3,110	—	4	41	37,246	40,401
Commercial construction	2,159	—	885	386	167,525	170,955
Land	11,299	—	632	9,014	113,252	134,197
Office	4,196	—	1,889	3,280	560,346	569,711
Industrial	2,089	—	6,042	4,512	565,294	577,937
Retail	7,792	—	1,372	998	558,734	568,896
Multi-family	2,586	—	3,949	1,040	389,116	396,691
Mixed use and other	16,742	—	6,660	13,349	1,312,503	1,349,254
Purchased non-covered commercial real-estate (1)	—	749	2,663	2,508	50,156	56,076
Total commercial real-estate	49,973	749	24,096	35,128	3,754,172	3,864,118
Home equity	13,423	100	1,592	5,043	768,316	788,474
Residential real estate	11,728	—	2,763	8,250	343,616	366,357
Purchased non-covered residential real estate (1)	—	—	200	—	656	856
Premium finance receivables
Commercial insurance loans	9,302	10,008	6,729	19,597	1,942,220	1,987,856
Life insurance loans	25	—	—	5,531	1,205,151	1,210,707
Purchased life insurance loans (1)	—	—	—	—	514,459	514,459
Indirect consumer	55	189	51	442	76,596	77,333
Consumer and other	1,511	32	167	433	99,010	101,153
Purchased non-covered consumer and other (1)	—	66	32	101	2,633	2,832
Total loans, net of unearned income, excluding covered loans	$107,754	$11,640	$42,856	$97,460	$11,569,233	$11,828,943
Covered loans	1,988	122,350	16,108	7,999	411,642	560,087
Total loans, net of unearned income	$109,742	$133,990	$58,964	$105,459	$11,980,875	$12,389,030

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2012	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial and industrial	1.2%	—	0.3%	1.0%	97.5%	100.0%
Franchise	0.9	—	—	—	99.1	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	0.9	—	99.1	100.0
Asset-based lending	0.1	—	0.2	1.2	98.5	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	1.0	99.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	9.9	8.6	0.1	81.4	100.0
Total commercial	0.8	—	0.3	0.8	98.1	100.0
Commercial real-estate:
Residential construction	7.7	—	—	0.1	92.2	100.0
Commercial construction	1.3	—	0.5	0.2	98.0	100.0
Land	8.4	—	0.5	6.7	84.4	100.0
Office	0.7	—	0.3	0.6	98.4	100.0
Industrial	0.4	—	1.1	0.8	97.7	100.0
Retail	1.4	—	0.2	0.2	98.2	100.0
Multi-family	0.7	—	1.0	0.3	98.0	100.0
Mixed use and other	1.2	—	0.5	1.0	97.3	100.0
Purchased non-covered commercial real-estate (1)	—	1.3	4.8	4.5	89.4	100.0
Total commercial real-estate	1.3	—	0.6	0.9	97.2	100.0
Home equity	1.7	—	0.2	0.6	97.5	100.0
Residential real estate	3.2	—	0.8	2.3	93.7	100.0
Purchased non-covered residential real estate (1)	—	—	23.4	—	76.6	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.5	0.3	1.0	97.7	100.0
Life insurance loans	—	—	—	0.5	99.5	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.2	0.1	0.6	99.0	100.0
Consumer and other	1.5	—	0.2	0.4	97.9	100.0
Purchased non-covered consumer and other (1)	—	2.3	1.1	3.6	93.0	100.0
Total loans, net of unearned income, excluding covered loans	0.9%	0.1%	0.4%	0.8%	97.8%	100.0%
Covered loans	0.4	21.8	2.9	1.4	73.5	100.0
Total loans, net of unearned income	0.9%	1.1%	0.5%	0.9%	96.6%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2011 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$16,154	$—	$7,496	$15,797	$1,411,004	$1,450,451
Franchise	1,792	—	—	—	140,983	142,775
Mortgage warehouse lines of credit	—	—	—	—	180,450	180,450
Community Advantage – homeowners association	—	—	—	—	77,504	77,504
Aircraft	—	—	709	170	19,518	20,397
Asset-based lending	1,072	—	749	11,026	452,890	465,737
Municipal	—	—	—	—	78,319	78,319
Leases	—	—	—	431	71,703	72,134
Other	—	—	—	—	2,125	2,125
Purchased non-covered commercial (1)	—	589	74	—	7,758	8,421
Total commercial	19,018	589	9,028	27,424	2,442,254	2,498,313
Commercial real-estate:
Residential construction	1,993	—	4,982	1,721	57,115	65,811
Commercial construction	2,158	—	—	150	167,568	169,876
Land	31,547	—	4,100	6,772	136,112	178,531
Office	10,614	—	2,622	930	540,280	554,446
Industrial	2,002	—	508	4,863	548,429	555,802
Retail	5,366	—	5,268	8,651	517,444	536,729
Multi-family	4,736	—	3,880	347	305,594	314,557
Mixed use and other	8,092	—	7,163	20,814	1,050,585	1,086,654
Purchased non-covered commercial real-estate (1)	—	2,198	—	252	49,405	51,855
Total commercial real-estate	66,508	2,198	28,523	44,500	3,372,532	3,514,261
Home equity	14,164	—	1,351	3,262	843,568	862,345
Residential real estate	6,619	—	2,343	3,112	337,522	349,596
Purchased non-covered residential real estate (1)	—	—	—	—	693	693
Premium finance receivables
Commercial insurance loans	7,755	5,281	3,850	13,787	1,381,781	1,412,454
Life insurance loans	54	—	—	423	1,096,285	1,096,762
Purchased life insurance loans (1)	—	—	—	—	598,463	598,463
Indirect consumer	138	314	113	551	63,429	64,545
Consumer and other	233	—	170	1,070	122,393	123,866
Purchased non-covered consumer and other (1)	—	—	—	2	77	79
Total loans, net of unearned income, excluding covered loans	$114,489	$8,382	$45,378	$94,131	$10,258,997	$10,521,377
Covered loans	—	174,727	25,507	24,799	426,335	651,368
Total loans, net of unearned income	$114,489	$183,109	$70,885	$118,930	$10,685,332	$11,172,745

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2011	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial and industrial	1.1%	—	0.5%	1.1%	97.3%	100.0%
Franchise	1.3	—	—	—	98.7	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	3.5	0.8	95.7	100.0
Asset-based lending	0.2	—	0.2	2.4	97.2	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	0.6	99.4	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	7.0	0.9	—	92.1	100.0
Total commercial	0.8	—	0.4	1.1	97.7	100.0
Commercial real-estate
Residential construction	3.0	—	7.6	2.6	86.8	100.0
Commercial construction	1.3	—	—	0.1	98.6	100.0
Land	17.7	—	2.3	3.8	76.2	100.0
Office	1.9	—	0.5	0.2	97.4	100.0
Industrial	0.4	—	0.1	0.9	98.6	100.0
Retail	1.0	—	1.0	1.6	96.4	100.0
Multi-family	1.5	—	1.2	0.1	97.2	100.0
Mixed use and other	0.7	—	0.7	1.9	96.7	100.0
Purchased non-covered commercial real-estate (1)	—	4.2	—	0.5	95.3	100.0
Total commercial real-estate	1.9	0.1	0.8	1.3	95.9	100.0
Home equity	1.6	—	0.2	0.4	97.8	100.0
Residential real estate	1.9	—	0.7	0.9	96.5	100.0
Purchased non-covered residential real estate (1)	—	—	—	—	100.0	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.3	1.0	97.8	100.0
Life insurance loans	—	—	—	—	100.0	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.2	0.5	0.2	0.9	98.2	100.0
Consumer and other	0.2	—	0.1	0.9	98.8	100.0
Purchased non-covered consumer and other (1)	—	—	—	2.5	97.5	100.0
Total loans, net of unearned income, excluding covered loans	1.1%	0.1%	0.4%	0.9%	97.5%	100.0%
Covered loans	—	26.8	3.9	3.8	65.5	100.0
Total loans, net of unearned income	1.0%	1.6%	0.6%	1.1%	95.7%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of December 31, 2012, only $42.9 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $97.5 million, or 0.8%, were 30 to 59 days (or one payment) past due. As of December 31, 2011, $45.4 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $94.1 million, or 0.9%, were 30 to 59 days (or one payment) past due.
The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Near-term delinquencies (30 to 59 days past due) decreased $13.9 million since December 31, 2011.
The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2012 that are current with regard to the contractual terms of the loan agreement represent 97.5% of the total home equity portfolio. Residential real estate loans at December 31, 2012 that are current with regards to the contractual terms of the loan agreements comprise 93.7% of total residential real estate loans outstanding, which includes purchased non-covered residential real estate.

Non-performing Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, as of December 31, 2012 and shows the changes in the balance during 2012 and 2011:

(Dollars in thousands)	2012	2011
Balance at beginning of period	$120,084	$141,958
Additions, net	109,378	166,459
Return to performing status	(3,137)	(7,800)
Payments received	(41,250)	(44,804)
Transfers to OREO	(25,275)	(59,203)
Charge-offs	(48,408)	(68,608)
Net change for niche loans (1)	6,691	(7,918)
Balance at end of period	$118,083	$120,084

(1)	This includes activity for premium finance receivables, mortgages held for investment by Wintrust Mortgage and indirect consumer loans

See Note 5 of the Consolidated Financial Statements for further discussion of non-performing loans and the loan aging during the respective periods.

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
The following table sets forth the allocation of the allowance for loan and covered loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for loan losses and allowance for covered loan losses allocation:
Commercial	$28,794	24%	$31,237	22%	$31,777	21%	$28,012	21%	$17,495	19%
Commercial real-estate	52,135	31	56,405	31	62,618	34	50,952	39	39,490	44
Home equity	12,734	6	7,712	8	6,213	9	9,013	11	3,067	12
Residential real-estate	5,560	3	5,028	3	5,107	3	3,139	4	1,698	3
Premium finance receivables – commercial	5,530	16	6,109	13	5,482	13	2,836	9	4,358	16
Premium finance receivables – life insurance	566	14	1,105	15	837	15	980	14	308	2
Indirect consumer	267	1	645	1	526	1	1,368	1	1,690	2
Consumer and other	1,765	1	2,140	1	1,343	1	1,977	1	1,661	2
Total allowance for loan losses	107,351	96	110,381	94	113,903	97	98,277	100	69,767	100
Covered loans	13,454	4	12,977	6	—	3	—	—	—	—
Total allowance for loan losses and allowance for covered loan losses	$120,805	100%	$123,358	100%	$113,903	100%	$98,277	100%	$69,767	100%
Allowance category as a percent of total allowance for loan losses and allowance for covered loan losses:
Commercial	24%		25%		28%		29%		25%
Commercial real-estate	43		46		55		52		57
Home equity	11		6		5		9		5
Residential real-estate	5		4		4		3		2
Premium finance receivables—commercial	5		5		5		3		6
Premium finance receivables—life insurance	—		1		1		1		1
Indirect consumer	—		1		1		1		2
Consumer and other	1		1		1		2		2
Total allowance for loan losses	89		89		100		100		100
Covered loans	11		11		—		—		—
Total allowance for loan losses	100%		100%		100%		100%		100%
Allowance for losses on lending-related commitments:
Commercial and commercial real estate	14,647		13,231		4,134		3,554		1,586
Total allowance for credit losses including allowance for covered loan losses	135,452		136,589		118,037		101,831		71,353

Management has determined that the allowance for loan losses was appropriate at December 31, 2012, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of nonperforming loans, the ratio of nonperforming loans to the allowance for credit losses and the overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses
The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.

(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of year	$110,381	$113,903	$98,277	$69,767	$50,389
Provision for credit losses	72,412	97,920	124,664	167,932	57,441
Other adjustments	(1,333)	—	1,943	—	—
Reclassification (to)/from allowance for unfunded lending-related commitments	693	1,904	(1,301)	(2,037)	(1,093)
Charge-offs:
Commercial	22,405	31,951	18,592	35,022	10,066
Commercial real estate	43,539	62,698	61,873	89,114	20,403
Home equity	9,361	5,020	5,926	4,605	284
Residential real estate	4,060	4,115	1,143	1,067	1,631
Premium finance receivables – commercial	3,751	6,617	23,005	8,153	4,073
Premium finance receivables – life insurance	29	275	233	—	—
Indirect consumer	221	244	967	1,848	1,322
Consumer and other	1,024	1,532	1,141	644	618
Total charge-offs	84,390	112,452	112,880	140,453	38,397
Recoveries:
Commercial	1,220	1,258	1,140	450	299
Commercial real estate	6,635	1,386	914	792	197
Home equity	428	64	24	815	1
Residential real estate	22	10	12	—	—
Premium finance receivables – commercial	871	6,006	781	651	662
Premium finance receivables – life insurance	69	12	—	—	—
Indirect consumer	103	220	198	179	173
Consumer and other	240	150	131	181	95
Total recoveries	9,588	9,106	3,200	3,068	1,427
Net charge-offs, excluding covered loans	(74,802)	(103,346)	(109,680)	(137,385)	(36,970)
Allowance for loan losses at year end	$107,351	$110,381	$113,903	$98,277	$69,767
Allowance for unfunded lending-related commitments at year end	$14,647	$13,231	$4,134	$3,554	$1,586
Allowance for credit losses at year end	$121,998	$123,612	$118,037	$101,831	$71,353
Net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.81%	1.44%	0.95%	2.18%	0.72%
Commercial real estate	1.02	1.80	1.83	2.59	0.63
Home equity	1.08	0.56	0.64	0.41	0.04
Residential real estate	0.51	0.79	0.19	0.21	0.49
Premium finance receivables – commercial	0.16	0.04	1.74	0.67	0.29
Premium finance receivables – life insurance	—	0.02	0.02	—	—
Indirect consumer	0.16	0.04	1.09	1.24	0.53
Consumer and other	0.66	1.21	0.93	0.35	0.32
Total loans, net of unearned income, excluding covered loans	0.65%	1.02%	1.16%	1.65%	0.51%
Net charge-offs as a percentage of the provision for credit losses	103.30%	105.54%	87.98%	81.81%	64.36%
Year-end total loans (excluding covered loans)	$11,828,943	$10,521,377	$9,599,886	$8,411,771	$7,621,069
Allowance for loan losses as a percentage of loans at end of year	0.91%	1.05%	1.19%	1.17%	0.92%
Allowance for credit losses as a percentage of loans at end of year	1.03%	1.17%	1.23%	1.21%	0.94%

The allowance for credit losses is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. Additions to the allowance for loan losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for loan losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for loan losses. See Note 5 of the Consolidated Financial Statements for further discussion of activity within the allowance for loan losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio.
How We Determine the Allowance for Credit Losses
The allowance for loan losses includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. As part of the problem loan reporting system review, the Company analyzes the loan for purposes of calculating our specific impairment reserves and a general reserve. During the period, there were no significant changes in lending practices related to loan growth that would suggest higher inherent losses within the overall portfolio. See Note 5 of the Consolidated Financial Statements for further discussion of the specific impairment reserve and general reserve as it relates to the allowance for credit losses for each loan category and the total loan portfolio.
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
At December 31, 2012, the Company had $204.5 million of impaired loans with $90.0 million of this balance requiring $13.6 million of specific impairment reserves. At December 31, 2011, the Company had $226.5 million of impaired loans with $115.8 million of this balance requiring $21.5 million of specific impairment reserves. The most significant fluctuations in impaired loans requiring specific impairment reserves from 2012 to 2011 occurred within the land portfolio. The recorded investment of the land portfolio decreased $15.5 million, which was primarily the result of charge-off and transfer to OREO of various loans during the period. See Note 5 of the Consolidated Financial Statements for further discussion of impaired loans and the related specific impairment reserve.
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

In the second quarter of 2012, the Company modified its historical loss experience analysis to incorporate three−year average loss rate assumptions. Prior to this, the Company employed a five−year average loss rate assumption analysis. The three−year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above.

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

•
Migrating to a three-year historical average loss rate reduces the need for management judgment factors related to national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio as the three-year average is now more closely aligned with the credit risk in our portfolio today.

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
Premium Finance Receivables and Indirect Consumer Loans
The determination of the appropriate allowance for loan losses for premium finance receivables and indirect consumer loans is based solely on the aging (collection status) of the portfolios. Due to the large number of generally smaller sized and homogeneous credits in these portfolios, these loans are not individually assigned a credit risk rating. Loss factors are assigned to each delinquency category in order to calculate an allowance for loan losses. The allowance for loan losses for these categories is entirely a general reserve.
Effects of Economic Recession and Real Estate Market
The Company’s primary markets, which are mostly in Chicago metropolitan area, have clearly been under stress. As of December 31, 2012, home equity loans and residential mortgages comprised 6% and 3%, respectively, of the Company’s total loan portfolio. At December 31, 2012 (excluding covered loans), approximately only 6.3% of all of the Company’s residential mortgage loans, excluding loans acquired with evidence of credit quality deterioration, and approximately only 2.5% of all of the Company’s home equity loans are more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.

Methodology in Assessing Impairment and Charge-off Amounts
In determining the amount of impairment or charge-offs associated with collateral dependent loans, the Company values the loan generally by starting with a valuation obtained from an appraisal of the underlying collateral and then deducting estimated selling costs to arrive at a net appraised value. We obtain the appraisals of the underlying collateral from one of a pre-approved list of independent, third party appraisal firms. Types of appraisal valuations include "as-is", "as-complete", "as-stabilized", bulk, fair market, liquidation and "retail sell-out" values.
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

Restructured Loans
At December 31, 2012, the Company had $126.5 million in loans with modified terms. The $126.5 million in modified loans represents 165 credit relationships in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. These actions were taken on a case-by-case basis working with these borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the loan interest rate to a rate considered lower than market and other modification of terms including forgiveness of all or a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period.
Subsequent to its restructuring, any restructured loan with a below market rate concession that becomes nonaccrual, will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s nonperforming loans. Each restructured loan was reviewed for impairment at December 31, 2012 and approximately $2.2 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2012	2011
Accruing:
Commercial	$11,871	$9,270
Commercial real estate	89,906	104,864
Residential real estate and other	4,342	5,786
Total accrual	$106,119	$119,920
Non-accrual: (1)
Commercial	$6,124	$1,564
Commercial real estate	12,509	7,932
Residential real estate and other	1,721	1,102
Total non-accrual	$20,354	$10,598
Total restructured loans:
Commercial	$17,995	$10,834
Commercial real estate	102,415	112,796
Residential real estate and other	6,063	6,888
Total restructured loans	$126,473	$130,518
Weighted-average contractual interest rate of restructured loans	4.11%	4.23%

(1)	Included in total non-performing loans.

Restructured Loans Rollforward
The table below presents a summary of restructured loans as of December 31, 2012, 2011 and 2010, and shows the changes in the balance during those periods:

Year Ended December 31, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$10,834	$112,796	$6,888	$130,518
Additions during the period	14,312	56,564	1,672	72,548
Reductions:
Charge-offs	(5,160)	(13,259)	(1,396)	(19,815)
Transferred to OREO	—	(4,096)	(449)	(4,545)
Removal of restructured loan status (1)	(363)	(6,365)	(273)	(7,001)
Payments received	(1,628)	(43,225)	(379)	(45,232)
Balance at period end	$17,995	$102,415	$6,063	$126,473

Year Ended December 31, 2011 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$18,028	$81,366	$1,796	$101,190
Additions during the period	6,956	87,656	5,916	100,528
Reductions:
Charge-offs	(5,959)	(16,396)	(753)	(23,108)
Transferred to OREO	—	(8,288)	—	(8,288)
Removal of restructured loan status (1)	(6,588)	(9,537)	—	(16,125)
Payments received	(1,603)	(22,005)	(71)	(23,679)
Balance at period end	$10,834	$112,796	$6,888	$130,518

Year Ended December 31, 2010 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$10,946	$21,252	$234	$32,432
Additions during the period	14,916	79,715	3,269	97,900
Reductions:
Charge-offs	—	(5,393)	(35)	(5,428)
Transferred to OREO	(94)	(3,695)	(1,665)	(5,454)
Removal of restructured loan status (1)	(5,726)	(5,000)	(2)	(10,728)
Payments received	(2,014)	(5,513)	(5)	(7,532)
Balance at period end	$18,028	$81,366	$1,796	$101,190

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
Loan Concentrations
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2012, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

Other Real Estate Owned
The table below presents a summary of other real estate owned, excluding covered other real estate owned, as of December 31, 2012 and shows the activity for the respective periods and the balance for each property type:

	Year Ended
(Dollars in thousands)	December 31, 2012	December 31, 2011
Balance at beginning of period	$86,523	$71,214
Disposal/resolved	(42,324)	(35,071)
Transfers in at fair value, less costs to sell	30,651	59,669
Additions from acquisition	2,923	7,430
Fair value adjustments	(14,882)	(16,719)
Balance at end of period	$62,891	$86,523

	Period End
(Dollars in thousands)	December 31, 2012	December 31, 2011
Residential real estate	$9,077	$7,327
Residential real estate development	12,144	19,923
Commercial real estate	41,670	59,273
Total	$62,891	$86,523

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
The following table summarizes the capital guidelines for bank holding companies, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2012, 2011 and 2010:

	Minimum Ratios	Well Capitalized Ratios	2012	2011	2010
Tier 1 Leverage Ratio	4.0%	5.0%	10.0%	9.4%	10.1%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	12.1%	11.8%	12.5%
Total Capital to Risk-Weighted Assets	8.0%	10.0%	13.1%	13.0%	13.8%
Total average equity to total average assets	N/A	N/A	10.3%	10.0%	10.0%
Dividend payout ratio	N/A	N/A	7.8%	10.8%	17.6%
As reflected in the table, each of the Company’s capital ratios at December 31, 2012, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 20 of the Consolidated Financial Statements for further information on the capital positions of the banks.

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
In March 2012, the Company sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share for $126.5 million in an equity offering. Net proceeds to the Company totaled $122.7 million after deducting offering costs. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

In March 2010, the Company issued through a public offering a total of 6.67 million shares of its common stock at $33.25 per share. Net proceeds to the Company totaled $210.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Additionally, in December 2010, the Company sold 3.66 million shares of common stock at $30.00 per share and 4.6 million 7.50% tangible equity units (“TEU”) at a public offering price of $50.00 per unit. The Company received net proceeds of $104.8 million and $222.7 million from the common stock and TEU, respectively, after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit is a unit composed of a prepaid stock purchase contract and a junior subordinated amortizing note due December 15, 2013. For additional discussion of the TEUs, see Note 24 and 15 of the Consolidated Financial Statements.
On December 22, 2010, the Company repurchased all 250,000 shares of its Series B Preferred Stock, which it issued to the Treasury in December 2008 under the CPP. The Series B Preferred Stock and the accompanying warrant to purchase Wintrust common stock were the only securities sold by the Company to the federal government.
The Company’s Board of Directors approved the first semiannual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's 8.00% non-cumulative perpetual convertible preferred stock, Series A, the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the Company’s trust preferred securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility entered into on October 30, 2009 (and amended on October 26, 2012), the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility. In January and July of 2011 and 2012, Wintrust declared semi-annual cash dividends of $0.09 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.
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
At January 1, 2013, subject to minimum capital requirements at the banks, approximately $136.7 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.
Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2012, 2011 and 2010 the subsidiaries paid dividends to Wintrust totaling $45.0 million, $27.8 million and $11.5 million, respectively.
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

Core deposits are the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC. Core deposits are generally defined in the industry as total deposits less time deposits with balances greater than $100,000. Due to the affluent nature of many of the communities that the Company serves, management believes that many of its time deposits with balances in excess of $100,000 are also a stable source of funds. Standard deposit insurance coverage is $250,000 per depositor per insured bank, for each account ownership category. In addition, each of our subsidiary banks elected to participate in the Transaction Account Guarantee Program (TAGP), which provided unlimited FDIC insurance coverage for the entire account balance in exchange for an additional insurance premium to be paid by the depository institution for accounts with balances in excess of the permanent FDIC insurance limit of $250,000. This additional insurance coverage expired on December 31, 2010. Effective on that same date, the Dodd-Frank Act provided unlimited deposit insurance coverage for non-interest bearing deposits through December 31, 2012.
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

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Total deposits	$14,428,544	12,307,267	10,803,673	9,917,074	8,376,750
Brokered Deposits (1)	787,812	616,071	639,687	927,722	800,042
Brokered deposits as a percentage of total deposits (1)	5.5%	5.0%	5.9%	9.4%	9.6%

(1)
Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2012 and 2011, the banks had approximately $690.7 million and $877.5 million, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.
As discussed in Note 6 of the Consolidated Financial Statements, in September 2009, the Company’s subsidiary, FIFC, sponsored a QSPE that issued $600 million in aggregate principal amount of its Notes. The QSPE’s obligations under the Notes are secured by loans made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies. At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in a non-TALF-eligible transaction. During 2012, the Company repurchased $239.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the Notes resulting in no balance remaining at December 31, 2012, compared to balances of $600.0 million at December 31, 2011 and 2010.
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
Contractual Obligations. The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total
Deposits	11	$12,762,279	1,419,949	240,947	5,369	14,428,544
Notes Payable	12	729	1,364	—	—	2,093
FHLB Advances (1)	13	26,000	206,622	61,500	120,000	414,122
Subordinated Notes	14	5,000	10,000	—	—	15,000
Other borrowings	15	75,072	181,055	18,284	—	274,411
Junior Subordinated debentures	16	—	—	—	249,493	249,493
Operating leases	17	5,583	8,957	7,022	10,449	32,011
Purchase obligations (2)		21,691	27,394	6,180	485	55,750
Total		$12,896,354	1,855,341	333,933	385,796	15,471,424

(1)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(2)
Purchase obligations presented above primarily relate to certain contractual obligations for services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2012 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
Commitments.
The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2012. Further information on these commitments is included in Note 21 of the Consolidated Financial Statements.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$1,502,630	794,758	213,545	71,218	2,582,151
Residential real estate	457,735	—	—	—	457,735
Revolving home equity lines of credit	750,857	—	—	—	750,857
Letters of credit	94,778	53,328	25,837	380	174,323
Commitments to sell mortgage loans	858,051	—	—	—	858,051
Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2012 the liability for estimated losses on repurchase and indemnification was $4.3 million and was included in other liabilities on the balance sheet.

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 2012 and December 31, 2011, is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
December 31, 2012	5.1%	2.4%	(3.5)%	(7.6)%
December 31, 2011	7.7%	3.2%	(3.4)%	(8.8)%
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
During 2012 and 2011, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of December 31, 2012 or 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wintrust Financial Corporation and Subsidiaries
We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wintrust Financial Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2013

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except per share data)	2012	2011
Assets
Cash and due from banks	$284,731	$148,012
Federal funds sold and securities purchased under resale agreements	30,297	21,692
Interest-bearing deposits with other banks (no balance restricted for securitization investors at December 31, 2012, and a balance restrictred for securitization investors of $272,592 at December 31, 2011)	1,035,743	749,287
Available-for-sale securities, at fair value	1,796,076	1,291,797
Trading account securities	583	2,490
Federal Home Loan Bank and Federal Reserve Bank stock	79,564	100,434
Brokerage customer receivables	24,864	27,925
Mortgage loans held-for-sale, at fair value	385,033	306,838
Mortgage loans held-for-sale, at lower of cost or market	27,167	13,686
Loans, net of unearned income, excluding covered loans	11,828,943	10,521,377
Covered loans	560,087	651,368
Total loans	12,389,030	11,172,745
Less: Allowance for loan losses	107,351	110,381
Less: Allowance for covered loan losses	13,454	12,977
Net loans (no balance restricted for securitization investors at December 31, 2012, and a balance restricted for securitization investors of $411,532 at December 31, 2011)	12,268,225	11,049,387
Premises and equipment, net	501,205	431,512
FDIC indemnification asset	208,160	344,251
Accrued interest receivable and other assets	511,617	444,912
Trade date securities receivable	—	634,047
Goodwill	345,401	305,468
Other intangible assets	20,947	22,070
Total assets	$17,519,613	$15,893,808

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$2,396,264	$1,785,433
Interest bearing	12,032,280	10,521,834
Total deposits	14,428,544	12,307,267
Notes payable	2,093	52,822
Federal Home Loan Bank advances	414,122	474,481
Other borrowings	274,411	443,753
Secured borrowings—owed to securitization investors	—	600,000
Subordinated notes	15,000	35,000
Junior subordinated debentures	249,493	249,493
Accrued interest payable and other liabilities	331,245	187,459
Total liabilities	15,714,908	14,350,275
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; 50,000 shares issued and outstanding at December 31, 2012 and December 31, 2011	49,906	49,768
Series C - $1,000 liquidation value; 126,500 shares issued and outstanding at December 31, 2012 and no shares issued and outstanding at December 31, 2011	126,500	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares and 60,000,000 shares authorized at December 31, 2012 and 2011, respectively; 37,107,684 shares and 35,981,950 shares issued at December 31, 2012 and 2011, respectively	37,108	35,982
Surplus	1,036,295	1,001,316
Treasury stock, at cost, 249,329 shares and 3,601 shares at December 31, 2012 and 2011, respectively	(7,838)	(112)
Retained earnings	555,023	459,457
Accumulated other comprehensive income (loss)	7,711	(2,878)
Total shareholders’ equity	1,804,705	1,543,533
Total liabilities and shareholders’ equity	$17,519,613	$15,893,808
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Interest income
Interest and fees on loans	$583,872	$552,938	$547,896
Interest bearing deposits with banks	1,552	3,419	5,170
Federal funds sold and securities purchased under resale agreements	38	116	157
Securities	38,134	46,219	36,904
Trading account securities	28	44	394
Federal Home Loan Bank and Federal Reserve Bank stock	2,550	2,297	1,931
Brokerage customer receivables	847	760	655
Total interest income	627,021	605,793	593,107
Interest expense
Interest on deposits	68,305	87,938	123,779
Interest on Federal Home Loan Bank advances	12,103	16,320	16,520
Interest on notes payable and other borrowings	8,966	11,023	5,943
Interest on secured borrowings—owed to securitization investors	5,087	12,113	12,366
Interest on subordinated notes	428	750	995
Interest on junior subordinated debentures	12,616	16,272	17,668
Total interest expense	107,505	144,416	177,271
Net interest income	519,516	461,377	415,836
Provision for credit losses	76,436	102,638	124,664
Net interest income after provision for credit losses	443,080	358,739	291,172
Non-interest income
Wealth management	52,680	44,517	36,941
Mortgage banking	109,970	56,942	61,378
Service charges on deposit accounts	16,971	14,963	13,433
Gains on available-for-sale securities, net	4,895	1,792	9,832
Fees from covered call options	10,476	13,570	2,235
Gain on bargain purchases, net	7,503	37,974	44,231
Trading (losses) gains, net	(1,900)	337	5,165
Other	25,497	19,603	18,945
Total non-interest income	226,092	189,698	192,160
Non-interest expense
Salaries and employee benefits	288,589	237,785	215,766
Equipment	23,222	18,267	16,529
Occupancy, net	32,294	28,764	24,444
Data processing	15,739	14,568	15,355
Advertising and marketing	9,438	8,380	6,315
Professional fees	15,262	16,874	16,394
Amortization of other intangible assets	4,324	3,425	2,739
FDIC insurance	13,422	14,143	18,028
OREO expenses, net	22,103	26,340	19,331
Other	64,647	51,858	47,624
Total non-interest expense	489,040	420,404	382,525
Income before taxes	180,132	128,033	100,807
Income tax expense	68,936	50,458	37,478
Net income	$111,196	$77,575	$63,329
Preferred stock dividends and discount accretion	9,093	4,128	19,643
Non-cash deemed preferred stock dividend	—	—	11,361
Net income applicable to common shares	$102,103	$73,447	$32,325
Net income per common share—Basic	$2.81	$2.08	$1.08
Net income per common share—Diluted	$2.31	$1.67	$1.02
Cash dividends declared per common share	$0.18	$0.18	$0.18
Weighted average common shares outstanding	36,365	35,355	30,057
Dilutive potential common shares	11,669	8,636	1,513
Average common shares and dilutive common shares	48,034	43,991	31,570
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2012	2011	2010
Net income	$111,196	$77,575	$63,329
Unrealized gains on securities
Before tax	8,793	4,467	9,579
Tax effect	(3,332)	(1,862)	(3,754)
Net of tax	5,461	2,605	5,825
Less: Reclassification of net gains included in net income
Before tax	4,895	1,792	9,832
Tax effect	(1,940)	(712)	(3,787)
Net of tax	2,955	1,080	6,045
Cumulative effect of change in accounting
Before tax	—	—	254
Tax effect	—	—	(98)
Net of tax	—	—	156
Net unrealized gains on securities	2,506	1,525	(64)
Unrealized gains on derivative instruments
Before tax	2,960	1,690	2,164
Tax effect	(1,170)	(581)	(834)
Net unrealized gains on derivative instruments	1,790	1,109	1,330
Foreign currency translation adjustment
Before tax	8,249	—	—
Tax effect	(1,956)	—	—
Net foreign currency translation adjustment	6,293	—	—
Total other comprehensive income	10,589	2,634	1,266
Comprehensive income	$121,785	$80,209	$64,595
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2009	$284,824	$27,079	$589,939	$(122,733)	$366,152	$(6,622)	$1,138,639
Net income	—	—	—	—	63,329	—	63,329
Other comprehensive income, net of tax	—	—	—	—	—	1,266	1,266
Cash dividends declared on common stock	—	—	—	—	(4,991)	—	(4,991)
Dividends on preferred stock	—	—	—	—	(16,188)	—	(16,188)
Accretion on preferred stock	3,455	—	—	—	(3,455)	—	—
Redemption of Series B preferred stock	(250,000)	—	—	—	—	—	(250,000)
Non-cash deemed preferred stock dividend	11,361	—	—	—	(11,361)	—	—
Stock-based compensation	—	—	4,640	—	—	—	4,640
Cumulative effect of change in accounting for loan securitizations	—	—	—	—	(1,132)	(156)	(1,288)
Issuance of prepaid common stock purchase contracts	—	—	179,316	—	—	—	179,316
Common stock issued for:
New issuance, net of costs	—	7,473	184,684	122,951	—	—	315,108
Exercise of stock options and warrants	—	159	3,136	—	—	—	3,295
Restricted stock awards	—	64	(87)	(218)	—	—	(241)
Employee stock purchase plan	—	41	1,354	—	—	—	1,395
Director compensation plan	—	48	2,221	—	—	—	2,269
Balance at December 31, 2010	$49,640	$34,864	$965,203	$—	$392,354	$(5,512)	$1,436,549
Net income	—	—	—	—	77,575	—	77,575
Other comprehensive income, net of tax:	—	—	—	—	—	2,634	2,634
Cash dividends declared on common stock	—	—	—	—	(6,344)	—	(6,344)
Dividends on preferred stock	—	—	—	—	(4,000)	—	(4,000)
Accretion on preferred stock	128	—	—	—	(128)	—	—
Common stock repurchases	—	—	—	(112)	—	—	(112)
Stock-based compensation	—	—	5,692	—	—	—	5,692
Common stock issued for:
Acquisitions	—	883	25,603	—	—	—	26,486
Exercise of stock options and warrants	—	86	1,504	—	—	—	1,590
Restricted stock awards	—	57	(132)	—	—	—	(75)
Employee stock purchase plan	—	67	2,032	—	—	—	2,099
Director compensation plan	—	25	1,414	—	—	—	1,439
Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533
Net income	—	—	—	—	111,196	—	111,196
Other comprehensive income, net of tax	—	—	—	—	—	10,589	10,589
Cash dividends declared on common stock	—	—	—	—	(6,537)	—	(6,537)
Dividends on preferred stock	—	—	—	—	(8,955)	—	(8,955)
Accretion on preferred stock	138	—	—	—	(138)	—	—
Stock-based compensation	—	—	9,072	—	—	—	9,072
Issuance of Series C preferred stock	126,500	—	(3,810)	—	—	—	122,690
Common stock issued for:
Acquisitions	—	398	14,162	—	—	—	14,560
Exercise of stock options and warrants	—	503	11,904	(6,717)	—	—	5,690
Restricted stock awards	—	132	(117)	(1,009)	—	—	(994)
Employee stock purchase plan	—	71	2,254	—	—	—	2,325
Director compensation plan	—	22	1,514	—	—	—	1,536
Balance at December 31, 2012	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011	2010
Operating Activities:
Net income	$111,196	$77,575	$63,329
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	76,436	102,638	124,664
Depreciation and amortization	24,676	19,469	18,165
Deferred income tax benefit	(23,315)	(639)	(15,972)
Stock-based compensation expense	9,072	5,692	4,640
Tax benefit from stock-based compensation arrangements	1,392	129	881
Excess tax benefits from stock-based compensation arrangements	(841)	(306)	(1,354)
Net (accretion) amortization of premium on securities	(1,034)	4,434	8,910
Mortgage servicing rights fair value change, net	4,101	4,673	2,977
Originations and purchases of mortgage loans held-for-sale	(3,866,012)	(2,545,385)	(3,746,127)
Proceeds from sales of mortgage loans held-for-sale	3,865,863	2,638,162	3,723,773
Bank owned life insurance income, net of claims	(2,920)	(2,569)	(2,404)
Decrease in trading securities, net	1,907	2,389	28,895
Net increase in brokerage customer receivables	3,061	(3,376)	(3,678)
Gains on mortgage loans sold	(91,527)	(41,854)	(73,378)
Gains on available-for-sale securities, net	(4,895)	(1,792)	(9,832)
Gain on bargain purchases, net	(7,503)	(37,974)	(44,231)
Loss on sales of premises and equipment, net	333	29	17
Net loss on sales and fair value adjustments of other real estate owned	15,316	20,110	13,546
Decrease in accrued interest receivable and other assets, net	15,605	12,582	46,541
Increase (decrease) in accrued interest payable and other liabilities, net	137,743	(9,720)	(15,349)
Net Cash Provided by Operating Activities	268,654	244,267	124,013
Investing Activities:
Proceeds from maturities of available-for-sale securities	588,281	1,483,986	1,032,581
Proceeds from sales of available-for-sale securities	2,399,035	1,265,046	710,290
Purchases of available-for-sale securities	(2,570,373)	(3,087,864)	(2,016,636)
Net cash received for acquisitions	64,351	91,571	62,189
Proceeds from sales of other real estate owned	88,633	59,076	64,431
Proceeds received from the FDIC related to reimbursements on covered assets	169,689	92,595	44,091
Net (increase) decrease in interest-bearing deposits with banks	(212,564)	140,684	366,099
Net increase in loans	(948,601)	(802,926)	(733,376)
Purchases of premises and equipment, net	(74,326)	(79,132)	(30,510)
Net Cash Used for Investing Activities	(495,875)	(836,964)	(500,841)
Financing Activities:
Increase in deposit accounts	1,251,792	385,335	197,614
(Decrease) increase in other borrowings, net	(306,786)	226,050	13,173
Decrease in Federal Home Loan Bank advances, net	(70,000)	—	(36,735)
Repayment of subordinated note	(20,000)	(15,000)	(10,000)
Payoff of secured borrowing	(600,000)	—	—
Excess tax benefits from stock-based compensation arrangements	841	306	1,354
Redemption of Series B preferred stock	—	—	(250,000)
Net proceeds from issuance of Series C preferred stock	122,690	—	—
Issuance of prepaid common stock purchase contracts	—	—	179,316
Issuance of common stock, net of issuance costs	—	—	315,108
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	14,891	3,586	3,956
Common stock repurchases	(7,726)	(112)	(218)
Dividends paid	(13,157)	(10,344)	(22,776)
Net Cash Provided by Financing Activities	372,545	589,821	390,792
Net Increase (Decrease) in Cash and Cash Equivalents	145,324	(2,876)	13,964
Cash and Cash Equivalents at Beginning of Period	169,704	172,580	158,616
Cash and Cash Equivalents at End of Period	$315,028	$169,704	$172,580
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$109,173	$146,982	$177,422
Income taxes, net	82,067	57,474	34,730
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	1,158,925	1,257,085	673,277
Value ascribed to goodwill and other intangible assets	42,588	37,198	1,590
Fair value of liabilities assumed	1,160,084	1,220,189	730,522
Non-cash activities
Transfer to other real estate owned from loans	30,651	59,669	68,663
Common stock issued for acquisitions	14,560	27,091	—
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
Earnings per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted-average number of common shares outstanding is increased by the assumed conversion of outstanding convertible preferred stock and tangible equity unit shares from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options, the issuance of restricted shares and stock warrants using the treasury stock method. The adjustments to the weighted-average common shares outstanding are only made when such adjustments will dilute earnings per common share. Net income applicable to common shares used in the diluted earnings per share calculation can be affected by the conversion of the Company's preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is not adjusted by the associated preferred dividends.
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
ASC 825, “Financial Instruments” provides entities with an option to report selected financial assets and liabilities at fair value. Mortgage loans originated by Wintrust Mortgage are measured at fair value which is determined by reference to investor prices for loan products with similar characteristics. Changes in fair value are recognized in mortgage banking revenue.
Mortgage loans held-for-sale not originated by Wintrust Mortgage are carried at the lower of cost or market applied on an aggregate basis by loan type. Fair value is based on either quoted prices for the same or similar loans or values obtained from third parties. Charges related to adjustments to record the loans at fair value are recognized in mortgage banking revenue. Loans that are transferred between mortgage loans held-for-sale and the loan portfolio are recorded at the lower of cost or market at the date of transfer.
Loans, Allowance for Loan Losses, Allowance for Covered Loan Losses and Allowance for Losses on Lending-Related Commitments
Loans are generally reported at the principal amount outstanding, net of unearned income. Interest income is recognized when earned. Loan origination fees and certain direct origination costs are deferred and amortized over the expected life of the loan as an adjustment to the yield using methods that approximate the effective interest method. Finance charges on premium finance receivables are earned over the term of the loan, using a method which approximates the effective yield method.

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

The Company maintains its allowance for loan losses at a level believed appropriate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan reporting system loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (an impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve. For loans with a credit risk rating of 7 or better, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience over a three year period, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
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
Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) are recorded in the Consolidated Statements of Condition at fair value in accordance with ASC 860, “Transfers and Servicing.” The Company originates mortgage loans for sale to the secondary market, the majority of which are sold without retaining servicing rights. There are certain loans, however, that are originated and sold with servicing rights retained. MSRs associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the consolidated statements of condition. The change in the fair value of MSRs is recorded as a component of mortgage banking revenue in non-interest income in the consolidated statements of income. For purposes of measuring fair value, a third party valuation is obtained. This valuation stratifies the servicing rights into pools based on homogenous characteristics, such as product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.

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
Other Real Estate Owned
Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2012 and 2011, other real estate owned, excluding covered other real estate owned, totaled $62.9 million and $86.5 million, respectively.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. In accordance with accounting standards, goodwill is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. Intangible assets which have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding twenty years.

Bank-Owned Life Insurance
The Company owns BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2012 and 2011, BOLI totaled $104.6 million and $101.0 million, respectively.
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
Forward currency contracts used to manage foreign exchange risk associated with certain foreign currency denominated assets are accounted for as derivatives and are not designated in hedging relationships. Foreign currency derivatives are recorded at fair value based on prevailing currency exchange rates at the measurement date. Changes in the fair values of these derivatives resulting from fluctuations in currency rates are recognized in earnings as non-interest income during the period of change.
Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (“covered call options”). These option transactions are designed primarily to increase the total return associated with holding these securities as earning assets. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2012 and 2011.

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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, adjustments related to cash flow hedges, net of deferred taxes and foreign currency translation adjustments, net of deferred taxes.
Stock Repurchases
The Company periodically repurchases shares of its outstanding common stock through open market purchases or other methods. Repurchased shares are recorded as treasury shares on the trade date using the treasury stock method, and the cash paid is recorded as treasury stock.
Foreign Currency Translation
The Company revalues assets, liabilities, revenue and expense denominated in non-U.S. currencies into U.S. dollars at the end of each month using applicable exchange rates.
Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in other comprehensive income. Gains and losses relating to nonfunctional currency transactions are reported in the Consolidated Statements of Income.

(2) Recent Accounting Pronouncements
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
(3) Available-for-Sale Securities
A summary of the available-for-sale securities portfolio presenting carrying amounts and gross unrealized gains and losses as of December 31, 2012 and 2011 is as follows:

	December 31, 2012				December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$220,226	$198	$(937)	$219,487	$16,028	$145	$—	$16,173
U.S. Government agencies	986,186	4,839	(986)	990,039	760,533	5,596	(213)	765,916
Municipal	107,868	2,899	(296)	110,471	57,962	2,159	(23)	60,098
Corporate notes and other:
Financial issuers	142,205	2,452	(3,982)	140,675	149,229	1,914	(8,499)	142,644
Other	13,911	220	—	14,131	27,070	287	(65)	27,292
Mortgage-backed: (1)
Agency	188,485	8,805	(30)	197,260	206,549	12,078	(15)	218,612
Non-agency CMOs	73,386	928	—	74,314	29,767	175	(3)	29,939
Other equity securities	52,846	215	(3,362)	49,699	37,595	48	(6,520)	31,123
Total available-for-sale securities	$1,785,113	$20,556	$(9,593)	$1,796,076	$1,284,733	$22,402	$(15,338)	$1,291,797

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$199,250	$(937)	$—	$—	$199,250	$(937)
U.S. Government agencies	200,408	(986)	—	—	200,408	(986)
Municipal	26,782	(295)	512	(1)	27,294	(296)
Corporate notes and other:
Financial issuers	4,644	(13)	91,970	(3,969)	96,614	(3,982)
Other	—	—	—	—	—	—
Mortgage-backed:
Agency	20,198	(30)	—	—	20,198	(30)
Non-agency CMOs	—	—	—	—	—	—
Other equity securities	5,960	(40)	22,078	(3,322)	28,038	(3,362)
Total	$457,242	$(2,301)	$114,560	$(7,292)	$571,802	$(9,593)

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
The Company does not consider securities with unrealized losses at December 31, 2012 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers and auction rate securities included in other equity securities. The corporate securities of financial issuers in this category were comprised of nine fixed-to-floating rate bonds and three trust-preferred securities, all of which continue to be considered investment grade. Additionally, a review of the issuers indicated that they are well capitalized.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Realized gains	$4,918	$1,874	9,951
Realized losses	(23)	(82)	(119)
Net realized gains	$4,895	$1,792	$9,832
Other than temporary impairment charges	—	—	—
Gains on available-for-sale securities, net	$4,895	$1,792	$9,832
Proceeds from sales of available-for-sale securities, net	$2,399,035	$1,265,046	$710,290
Net gains on available-for-sale securities resulted in income tax expense included in total income tax expense of $1.9 million in 2012, $705,000 in 2011 and $3.8 million in 2010.

The amortized cost and fair value of securities as of December 31, 2012 and December 31, 2011, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$188,594	$189,015	$121,400	$121,662
Due in one to five years	419,588	419,654	532,828	530,632
Due in five to ten years	361,037	362,135	95,279	95,508
Due after ten years	501,177	503,999	261,315	264,321
Mortgage-backed	261,871	271,574	236,316	248,551
Other equity	52,846	49,699	37,595	31,123
Total available-for-sale securities	$1,785,113	$1,796,076	$1,284,733	$1,291,797
At both December 31, 2012 and December 31, 2011, securities having a carrying value of $1.1 billion, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2012, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans
A summary of the loan portfolio at December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Balance:
Commercial	$2,914,798	$2,498,313
Commercial real-estate	3,864,118	3,514,261
Home equity	788,474	862,345
Residential real-estate	367,213	350,289
Premium finance receivables—commercial	1,987,856	1,412,454
Premium finance receivables—life insurance	1,725,166	1,695,225
Indirect consumer	77,333	64,545
Consumer and other	103,985	123,945
Total loans, net of unearned income, excluding covered loans	$11,828,943	$10,521,377
Covered loans	560,087	651,368
Total loans	$12,389,030	$11,172,745
Mix:
Commercial	24%	22%
Commercial real-estate	31	31
Home equity	6	8
Residential real-estate	3	3
Premium finance receivables—commercial	16	13
Premium finance receivables—life insurance	14	15
Indirect consumer	1	1
Consumer and other	1	1
Total loans, net of unearned income, excluding covered loans	96%	94%
Covered loans	4	6
Total loans	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $41.1 million and $34.6 million at December 31, 2012 and 2011, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the loans acquired in acquisitions since 2010 are recorded net of credit and interest-rate discounts. See “Acquired Loan Information at Acquisition,” below.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $13.2 million and $13.6 million at December 31, 2012 and 2011, respectively.
Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $2.5 billion and $1.8 billion at December 31, 2012 and 2011, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2012, approximately $1.8 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $753.3 million of pledged loans was used to secure potential borrowings at the Federal Reserve Bank discount window. At December 31, 2012 and 2011, the banks borrowed $414.1 million and $474.5 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 13 – Federal Home Loan Bank Advances for a summary of these borrowings.
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

Acquired Loan Information at Acquisition — Loans with evidence of credit quality deterioration since origination
As part of our previous acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments.
The following table presents the unpaid principal balance and carrying value for these acquired loans:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Bank acquisitions	$674,868	$503,837	$866,874	$596,946
Life insurance premium finance loans acquisition	536,503	514,459	632,878	598,463
The following table provides estimated details on loans acquired in 2012 as of the date of acquisition:

(Dollars in thousands)	Charter National	First United Bank	Hyde Park Bank
Contractually required payments including interest	$40,475	$114,221	$16,376
Less: Nonaccretable difference	11,855	58,754	5,914
Cash flows expected to be collected (1)	28,620	55,467	10,462
Less: Accretable yield	2,288	5,075	854
Fair value of loans acquired with evidence of credit quality deterioration since origination	$26,332	$50,392	$9,608

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
See Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with loans acquired with evidence of credit quality deterioration since origination at December 31, 2012.

Accretable Yield Activity — Loans with evidence of credit quality deterioration since origination
Changes in expected cash flows may vary from period to period as the Company periodically updates its cash flow model assumptions. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, include changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions. The following table provides activity for the accretable yield of loans acquired with evidence of credit quality deterioration since origination.

	Years Ended December 31,
	2012		2011
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$173,120	$18,861	$39,809	$33,315
Acquisitions	8,217	—	29,447	—
Accretable yield amortized to interest income	(52,101)	(11,441)	(39,171)	(22,109)
Accretable yield amortized to indemnification asset (1)	(66,798)	—	(37,888)	—
Reclassification from non-accretable difference (2)	64,603	4,096	163,403	5,215
Increases in interest cash flows due to payments and changes in interest rates	16,183	1,539	17,520	2,440
Accretable yield, ending balance (3)	$143,224	$13,055	$173,120	$18,861

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnfication asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of December 31, 2012, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $54.5 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

(5) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at December 31, 2012 and 2011:

As of December 31, 2012 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$19,409	$—	$5,520	$15,410	$1,587,864	$1,628,203
Franchise	1,792	—	—	—	194,603	196,395
Mortgage warehouse lines of credit	—	—	—	—	215,076	215,076
Community Advantage — homeowners association	—	—	—	—	81,496	81,496
Aircraft	—	—	148	—	17,216	17,364
Asset-based lending	536	—	1,126	6,622	564,154	572,438
Municipal	—	—	—	—	91,824	91,824
Leases	—	—	—	896	89,547	90,443
Other	—	—	—	—	16,549	16,549
Purchased non-covered commercial (1)	—	496	432	7	4,075	5,010
Total commercial	21,737	496	7,226	22,935	2,862,404	2,914,798
Commercial real-estate:
Residential construction	3,110	—	4	41	37,246	40,401
Commercial construction	2,159	—	885	386	167,525	170,955
Land	11,299	—	632	9,014	113,252	134,197
Office	4,196	—	1,889	3,280	560,346	569,711
Industrial	2,089	—	6,042	4,512	565,294	577,937
Retail	7,792	—	1,372	998	558,734	568,896
Multi-family	2,586	—	3,949	1,040	389,116	396,691
Mixed use and other	16,742	—	6,660	13,349	1,312,503	1,349,254
Purchased non-covered commercial real-estate (1)	—	749	2,663	2,508	50,156	56,076
Total commercial real-estate	49,973	749	24,096	35,128	3,754,172	3,864,118
Home equity	13,423	100	1,592	5,043	768,316	788,474
Residential real estate	11,728	—	2,763	8,250	343,616	366,357
Purchased non-covered residential real estate (1)	—	—	200	—	656	856
Premium finance receivables
Commercial insurance loans	9,302	10,008	6,729	19,597	1,942,220	1,987,856
Life insurance loans	25	—	—	5,531	1,205,151	1,210,707
Purchased life insurance loans (1)	—	—	—	—	514,459	514,459
Indirect consumer	55	189	51	442	76,596	77,333
Consumer and other	1,511	32	167	433	99,010	101,153
Purchased non-covered consumer and other (1)	—	66	32	101	2,633	2,832
Total loans, net of unearned income, excluding covered loans	$107,754	$11,640	$42,856	$97,460	$11,569,233	$11,828,943
Covered loans	1,988	122,350	16,108	7,999	411,642	560,087
Total loans, net of unearned income	$109,742	$133,990	$58,964	$105,459	$11,980,875	$12,389,030

(1)
Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4 - Loans for further discussion of these purchased loans.

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

(1)
Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4 - Loans for further discussion of these purchased loans.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at December 31, 2012 and 2011:

	Performing		Non-performing		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
Loan Balances:
Commercial
Commercial and industrial	$1,608,794	$1,434,297	$19,409	$16,154	$1,628,203	$1,450,451
Franchise	194,603	140,983	1,792	1,792	196,395	142,775
Mortgage warehouse lines of credit	215,076	180,450	—	—	215,076	180,450
Community Advantage—homeowners association	81,496	77,504	—	—	81,496	77,504
Aircraft	17,364	20,397	—	—	17,364	20,397
Asset-based lending	571,902	464,665	536	1,072	572,438	465,737
Municipal	91,824	78,319	—	—	91,824	78,319
Leases	90,443	72,134	—	—	90,443	72,134
Other	16,549	2,125	—	—	16,549	2,125
Purchased non-covered commercial (1)	5,010	8,421	—	—	5,010	8,421
Total commercial	2,893,061	2,479,295	21,737	19,018	2,914,798	2,498,313
Commercial real-estate
Residential construction	37,291	63,818	3,110	1,993	40,401	65,811
Commercial construction	168,796	167,718	2,159	2,158	170,955	169,876
Land	122,898	146,984	11,299	31,547	134,197	178,531
Office	565,515	543,832	4,196	10,614	569,711	554,446
Industrial	575,848	553,800	2,089	2,002	577,937	555,802
Retail	561,104	531,363	7,792	5,366	568,896	536,729
Multi-family	394,105	309,821	2,586	4,736	396,691	314,557
Mixed use and other	1,332,512	1,078,562	16,742	8,092	1,349,254	1,086,654
Purchased non-covered commercial real-estate (1)	56,076	51,855	—	—	56,076	51,855
Total commercial real-estate	3,814,145	3,447,753	49,973	66,508	3,864,118	3,514,261
Home equity	774,951	848,181	13,523	14,164	788,474	862,345
Residential real estate	354,629	342,977	11,728	6,619	366,357	349,596
Purchased non-covered residential real estate (1)	856	693	—	—	856	693
Premium finance receivables
Commercial insurance loans	1,968,546	1,399,418	19,310	13,036	1,987,856	1,412,454
Life insurance loans	1,210,682	1,096,708	25	54	1,210,707	1,096,762
Purchased life insurance loans (1)	514,459	598,463	—	—	514,459	598,463
Indirect consumer	77,089	64,093	244	452	77,333	64,545
Consumer and other	99,610	123,633	1,543	233	101,153	123,866
Purchased non-covered consumer and other (1)	2,832	79	—	—	2,832	79
Total loans, net of unearned income, excluding covered loans	$11,710,860	$10,401,293	$118,083	$120,084	$11,828,943	$10,521,377

(1)
Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 4 - Loans for further discussion of these purchased loans.

A summary of the activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the years ended December 31, 2012 and 2011 is as follows:

Year Ended December 31, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Other adjustments	(151)	(1,054)	(4)	(124)	—	—	—	(1,333)
Reclassification to/from allowance for unfunded lending-related commitments	45	648	—	—	—	—	—	693
Charge-offs	(22,405)	(43,539)	(9,361)	(4,060)	(3,780)	(221)	(1,024)	(84,390)
Recoveries	1,220	6,635	428	22	940	103	240	9,588
Provision for credit losses	18,848	33,040	13,959	4,694	1,722	(260)	409	72,412
Allowance for loan losses at period end	$28,794	$52,135	$12,734	$5,560	$6,096	$267	$1,765	$107,351
Allowance for unfunded lending-related commitments at period end	$—	$14,647	$—	$—	$—	$—	$—	$14,647
Allowance for credit losses at period end	$28,794	$66,782	$12,734	$5,560	$6,096	$267	$1,765	$121,998
Individually evaluated for impairment	3,296	20,481	2,569	1,169	—	—	142	27,657
Collectively evaluated for impairment	25,471	46,233	10,165	4,388	6,096	267	1,623	94,243
Loans acquired with deteriorated credit quality	27	68	—	3	—	—	—	98
Loans at period end
Individually evaluated for impairment	$33,608	$139,878	$14,590	$14,810	$—	$53	$1,606	$204,545
Collectively evaluated for impairment	2,876,180	3,668,164	773,884	351,547	3,198,563	77,280	99,547	11,045,165
Loans acquired with deteriorated credit quality	5,010	56,076	—	856	514,459	—	2,832	579,233

Year Ended December 31, 2011 (Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,777	$62,618	$6,213	$5,107	$6,319	$526	$1,343	$113,903
Other adjustments	—	—	—	—	—	—	—	—
Reclassification to/from allowance for unfunded lending-related commitments	1,606	298	—	—	—	—	—	1,904
Charge-offs	(31,951)	(62,698)	(5,020)	(4,115)	(6,892)	(244)	(1,532)	(112,452)
Recoveries	1,258	1,386	64	10	6,018	220	150	9,106
Provision for credit losses	28,547	54,801	6,455	4,026	1,769	143	2,179	97,920
Allowance for loan losses at period end	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Allowance for unfunded lending-related commitments at period end	$45	$13,186	$—	$—	$—	$—	$—	$13,231
Allowance for credit losses at period end	$31,282	$69,591	$7,712	$5,028	$7,214	$645	$2,140	$123,612
Individually evaluated for impairment	$3,124	$27,007	$2,963	$992	$—	$5	$20	$34,111
Collectively evaluated for impairment	$28,158	$42,584	$4,749	$4,036	$7,214	$640	$2,120	$89,501
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans at period end
Individually evaluated for impairment	$28,288	$171,372	$15,778	$10,792	$—	$75	$233	$226,538
Collectively evaluated for impairment	2,461,604	3,291,034	846,567	338,804	2,509,216	64,470	123,633	9,635,328
Loans acquired with deteriorated credit quality	8,421	51,855	—	693	598,463	—	79	659,511

A summary of activity in the allowance for covered loan losses for the years ended December 31, 2012 and 2011 is as follows:

	Years Ended
	December 31,	December 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$12,977	$—
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	20,282	23,275
Benefit attributable to FDIC loss share agreements	(16,258)	(18,620)
Net provision for covered loan losses	4,024	4,655
Increase in FDIC indemnification asset	16,258	18,618
Loans charged-off	(19,921)	(10,298)
Recoveries of loans charged-off	116	2
Net charge-offs	(19,805)	(10,296)
Balance at end of period	$13,454	$12,977

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
Impaired Loans
A summary of impaired loans, including restructured loans, at December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	2012	2011
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$89,983	$115,779
Impaired loans with no allowance for loan loss required	114,562	110,759
Total impaired loans (2)	$204,545	$226,538
Allowance for loan losses related to impaired loans	$13,575	$21,488
Restructured loans	$126,473	$130,518
Reduction of interest income from non-accrual loans	$3,866	$4,623
Interest income recognized on impaired loans	$10,819	$12,470

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)
Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2012 and 2011:

	As of			For the Year Ended
December 31, 2012 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,010	$12,562	$1,982	$13,312	$881
Franchise	1,792	1,792	1,259	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	511	511	55	484	26
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	2,007	2,007	389	2,007	98
Commercial construction	1,865	1,865	70	1,865	78
Land	12,184	12,860	1,414	12,673	483
Office	5,829	5,887	622	5,936	246
Industrial	1,150	1,200	224	1,208	75
Retail	13,240	13,314	343	13,230	584
Multi-family	3,954	3,954	348	3,972	157
Mixed use and other	22,249	23,166	2,989	23,185	1,165
Home equity	7,270	7,313	2,569	7,282	271
Residential real estate	6,420	6,931	1,169	6,424	226
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	502	502	142	502	26
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$20,270	$27,574	$—	$23,877	$1,259
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,362	—	252	76
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,085	4,440	—	4,507	143
Commercial construction	12,263	13,395	—	13,635	540
Land	12,163	17,141	—	14,646	906
Office	8,939	9,521	—	9,432	437
Industrial	3,598	3,776	—	3,741	181
Retail	18,073	18,997	—	19,067	892
Multi-family	2,817	4,494	—	4,120	222
Mixed use and other	15,462	17,210	—	16,122	912
Home equity	7,320	8,758	—	8,164	376
Residential real estate	8,390	9,189	—	9,069	337
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	53	61	—	65	6
Consumer and other	1,104	1,558	—	1,507	94
Total loans, net of unearned income, excluding covered loans	$204,545	$231,340	$13,575	$222,076	$10,819

	As of			For the Year Ended
December 31, 2011 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,743	$9,083	$2,506	$9,113	$510
Franchise	1,792	1,792	394	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	785	1,452	178	1,360	81
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,993	2,068	374	1,993	122
Commercial construction	3,779	3,779	952	3,802	187
Land	27,657	29,602	6,253	29,085	1,528
Office	11,673	13,110	2,873	13,209	709
Industrial	663	676	159	676	46
Retail	13,728	13,732	480	13,300	504
Multi-family	7,149	7,155	1,892	7,216	330
Mixed use and other	20,386	21,337	1,447	21,675	1,027
Home equity	11,828	12,600	2,963	12,318	652
Residential real estate	6,478	6,681	992	6,535	220
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	31	32	5	33	3
Consumer and other	94	95	20	99	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$17,680	$20,365	$—	$21,841	$1,068
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	287	287	—	483	25
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,284	4,338	—	4,189	175
Commercial construction	9,792	9,792	—	10,249	426
Land	15,991	23,097	—	19,139	1,348
Office	9,162	11,421	—	11,235	550
Industrial	4,569	4,780	—	4,750	198
Retail	15,841	15,845	—	15,846	815
Multi-family	2,347	3,040	—	3,026	127
Mixed use and other	22,359	25,015	—	24,370	1,297
Home equity	3,950	4,707	—	4,784	184
Residential real estate	4,314	5,153	—	4,734	191
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	44	55	—	56	6
Consumer and other	139	141	—	146	12
Total loans, net of unearned income, excluding covered loans	$226,538	$251,230	$21,488	$247,054	$12,470

Average recorded investment in impaired loans for the years ended December 31, 2012, 2011, and 2010 were $222.1 million, $247.1 million, and $214.0 million, respectively. Interest income recognized on impaired loans was $10.8 million, $12.5 million, and $13.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Restructured Loans
At December 31, 2012, the Company had $126.5 million in loans with modified terms. The $126.5 million in modified loans represents 165 credit relationships in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
Each restructured loan was reviewed for impairment at December 31, 2012 and approximately $2.2 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For restructured loans in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans. For the year-ended December 31, 2012, the Company recorded $1.3 million in interest income representing this decrease in impairment.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2012, 2011, and 2010, which represent a troubled debt restructuring:

Year ended December 31, 2012	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	18	$14,311	11	$3,603	11	$13,691	7	$10,579	3	$2,311
Commercial real-estate
Residential construction	3	2,147	3	2,147	1	496	1	496	—	—
Commercial construction	2	622	2	622	2	622	2	622	—	—
Land	17	31,836	17	31,836	14	30,561	13	26,511	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	727	1	727	1	727	—	—	—	—
Retail	8	13,518	8	13,518	6	8,865	6	12,897	—	—
Multi-family	1	380	—	—	1	380	1	380	—	—
Mixed use and other	15	7,333	9	4,769	11	6,268	8	3,974	—	—
Residential real estate and other	10	1,638	8	1,390	6	631	3	924	1	29
Total loans	75	$72,512	59	$58,612	53	$62,241	41	$56,383	4	$2,340

Year ended December 31, 2011	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	24	$6,956	11	$2,273	14	$1,933	13	$3,780	2	$135
Commercial real-estate
Residential construction	1	1,105	1	1,105	—	—	1	1,105	—	—
Commercial construction	8	12,140	7	11,673	3	9,402	1	467	—	—
Land	7	7,971	7	7,971	2	2,981	—	—	—	—
Office	9	8,870	6	4,780	6	4,036	3	4,292	—	—
Industrial	5	5,334	5	5,334	4	3,494	2	2,181	—	—
Retail	14	19,113	11	16,981	5	3,963	5	5,191	—	—
Multi-family	6	4,415	6	4,415	5	3,866	—	—	—	—
Mixed use and other	33	28,708	21	14,775	28	25,921	10	8,068	—	—
Residential real estate and other	16	5,916	7	2,326	13	5,262	4	1,390	—	—
Total loans	123	$100,528	82	$71,633	80	$60,858	39	$26,474	2	$135

Year ended December 31, 2010	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	36	$14,916	31	$12,468	10	$4,795	15	$5,151	1	$1,050
Commercial real-estate
Residential construction	8	8,503	6	6,760	3	4,863	—	—	2	1,743
Commercial construction	3	2,005	3	2,005	1	377	1	377	—	—
Land	12	18,454	11	18,359	3	5,276	6	5,471	—	—
Office	7	11,164	3	3,304	5	7,936	5	7,918	—	—
Industrial	3	3,386	3	3,386	2	3,149	2	686	—	—
Retail	11	10,746	4	3,186	7	6,811	8	8,138	—	—
Multi-family	9	8,808	7	4,191	5	5,735	6	6,164	3	2,644
Mixed use and other	20	16,649	7	4,394	15	10,948	12	11,994	1	250
Residential real estate and other	4	3,269	2	2,591	3	1,569	2	1,334	—	—
Total loans	113	$97,900	77	$60,644	54	$51,459	57	$47,233	7	$5,687

(1)
Restructured loans may have more than one modification at the time of the restructuring. As such, restructured loans during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the year ended December 31, 2012, $72.5 million, or 75 loans, were determined to be troubled debt restructurings, compared to $100.5 million or 123 loans and $97.9 million or 113 loans, in the years ended 2011 and 2010, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately nine months in 2012 compared to 11 months in 2011 and 13 months in 2010. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 157 basis points, 192 basis points and 181 basis points during the years ended December 31, 2012, 2011, and 2010, respectively. Interest-only payment terms were approximately five months during the year ended 2012 compared to nine months and 11 months for the years ended 2011 and 2010, respectively. Additionally, approximately $800,000 of principal balance was forgiven during 2012, compared to $67,000 and $5.7 million forgiven during 2011 and 2010, respectively.

The tables below present a summary of loans restructured during the years ended December 31, 2012, 2011, and 2010, and subsequently defaulted under the restructured terms during the relevant period:

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	18	$14,311	4	$9,925	24	$6,956	6	$1,742	36	$14,916	11	$4,137
Commercial real-estate
Residential construction	3	2,147	—	—	1	1,105	—	—	8	8,503	4	6,095
Commercial construction	2	622	2	622	8	12,140	1	467	3	2,005	1	981
Land	17	31,836	2	3,786	7	7,971	2	1,667	12	18,454	2	6,533
Office	—	—	—	—	9	8,870	2	2,239	7	11,164	1	2,672
Industrial	1	727	—	—	5	5,334	2	3,224	3	3,386	—	—
Retail	8	13,518	1	3,607	14	19,113	2	2,694	11	10,746	2	2,848
Multi-family	1	380	—	—	6	4,415	—	—	9	8,808	7	7,395
Mixed use and other	15	7,333	4	1,445	33	28,708	6	5,283	20	16,649	5	3,747
Residential real estate and other	10	1,638	5	1,168	16	5,916	4	908	4	3,269	2	1,936
Total loans	75	$72,512	18	$20,553	123	$100,528	25	$18,224	113	$97,900	35	$36,344

(1)	Total restructured loans represent all loans restructured during the previous twelve months from the date indicated.

(2)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

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
Instruments issued by the securitization entity included $600 million Class A notes bearing an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under the New York Fed's TALF. Class B and Class C notes (“subordinated securities”), which were recorded in the form of zero coupon bonds, were also issued and were retained by the Company.
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
During 2012, the Company purchased portions of the Notes in the open market in the amount of $239.2 million, effectively reducing the outstanding Notes, on a consolidated basis, to $360.8 million. On August 15, 2012, the securitization entity paid off the $360.8 million of Notes held by third party investors as well as the $239.2 million owed to the Company. Additionally, the Company received payment of $49.6 million related to the subordinated securities held by the Company. As of December 31, 2012, the securitization entity held no loans or borrowings but retained approximately $36,000 in cash, which is not restricted.
The carrying values and classification of the assets and liabilities relating to the securitization activities are shown in the table below. As of December 31, 2011, the balances of interest-bearing deposits with banks and loans were restricted for securitization investors.

	December 31,	December 31,
(Dollars in thousands)	2012	2011
Cash collateral accounts	$36	$4,427
Collections and interest funding accounts	—	268,165
Interest-bearing deposits with banks	$36	$272,592
Loans, net of unearned income	—	412,988
Allowance for loan losses	—	(1,456)
Net loans	$—	$411,532
Other assets	—	2,319
Total assets	$36	$686,443
Secured borrowings—owed to securitization investors	$—	$600,000
Other liabilities	—	2,821
Total liabilities	$—	$602,821

(7) Mortgage Servicing Rights
Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ending December 31, 2012, 2011 and 2010:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2012	2011	2010
Balance at beginning of year	$6,700	$8,762	$6,745
Additions from loans sold with servicing retained	4,151	2,611	4,972
Estimate of changes in fair value due to:
Payoffs and paydowns	(3,808)	(2,430)	(2,468)
Changes in valuation inputs or assumptions	(293)	(2,243)	(487)
Fair value at end of year	$6,750	$6,700	$8,762
Unpaid principal balance of mortgage loans serviced for others	$1,005,372	$958,749	$942,224
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
The following table presents details related to these transactions:

(Dollars in thousands)	Lincoln Park	Wheatland	Ravenswood	Community First Bank - Chicago	The Bank of Commerce	First Chicago	Charter National	Second Federal	First United Bank
Date of acquisition	April 23, 2010	April 23, 2010	August 6, 2010	February 4, 2011	March 25, 2011	July 8, 2011	February 10, 2012	July 20, 2012	September 28, 2012
Fair value of assets acquired, at the acquisition date	$157,078	$343,870	$173,919	$50,891	$173,986	$768,873	$92,409	$171,625	$328,408
Fair value of loans acquired, at the acquisition date	103,420	175,277	97,956	27,332	77,887	330,203	45,555	—	77,964
Fair value of liabilities assumed, at the acquisition date	192,018	415,560	122,943	49,779	168,472	741,508	91,570	171,582	321,734
Fair value of reimbursable losses, at the acquisition date(1)	23,289	90,478	43,996	6,672	48,853	273,312	13,164	—	67,190
Gain on bargain purchase recognized	4,179	22,315	6,842	1,957	8,627	27,390	785	43	6,675

(1)	As no assets subject to loss sharing agreements were acquired in the acquisition of Second Federal, there was no fair value of reimbursable losses.

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

On their respective acquisition dates in 2012, the Company announced that its wholly−owned subsidiary banks, Old Plank Trail Bank, Hinsdale Bank and Barrington Bank, acquired certain assets and liabilities and the banking operations of First United Bank, Second Federal and Charter National, respectively, in FDIC−assisted transactions. The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration subsequent to the acquisition date. See Note 5 - Allowance for Loan Losses, Allowance for Losses on Lending−Related Commitments and Impaired Loans for further discussion of the allowance on covered loans.

The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss−share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Additions to expected losses will require an increase to the allowance for loan losses and a corresponding increase to the FDIC indemnification assets. The corresponding accretion is recorded as a component of non−interest income on the Consolidated Statements of Income.

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Balance at beginning of period	$344,251	$118,182
Additions from acquisitions	80,354	328,837
Additions from reimbursable expenses	21,859	14,394
Accretion	(7,209)	1,081
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(61,406)	(25,648)
Payments received from the FDIC	(169,689)	(92,595)
Balance at end of period	$208,160	$344,251
Other Bank Acquisitions
On December 12, 2012, the Company acquired HPK. HPK is the parent company of Hyde Park Bank, which operated two banking locations in the Hyde Park neighborhood of Chicago, Illinois. As part of this transaction, Hyde Park Bank was merged into Beverly Bank. The Company acquired assets with a fair value of approximately $371.4 million, including approximately $118.1 million of loans, and assumed liabilities with a fair value of approximately $343.9 million, including approximately $243.8 million of deposits. Additionally, the Company recorded goodwill of $14.1 million on the acquisition. Certain purchase price allocations of HPK, such as the fair value of loans, are preliminary. The final allocation is not expected to result in material changes.
On April 13, 2012, the Company acquired a branch of Suburban located in Orland Park, Illinois. Through this transaction, the Company acquired approximately $52 million of deposits and $3 million of loans. The Company recorded goodwill of $1.5 million on the branch acquisition.
On September 30, 2011, the Company acquired ESBI. ESBI was the parent company of Elgin State Bank, which operated three banking locations in Elgin, Illinois. As part of this transaction, Elgin State Bank was merged into St. Charles Bank. The Company acquired assets with a fair value of approximately $263.2 million, including $146.7 million of loans, and assumed liabilities with a fair value of approximately $248.4 million, including $241.1 million of deposits. Additionally, the Company recorded goodwill of $5.0 million on the acquisition.
Specialty Finance Acquisition

On June 8, 2012, the Company completed its acquisition of Macquarie Premium Funding Inc., the Canadian insurance premium funding business of Macquarie Group. Through this transaction, the Company acquired approximately $213 million of gross premium finance receivables. The Company recorded goodwill of approximately $21.9 million on the acquisition.
Wealth Management Acquisition
On March 30, 2012, the Company’s wholly−owned subsidiary, CTC, acquired the trust operations of Suburban. Through this transaction, CTC acquired trust accounts having assets under administration of approximately $160 million, in addition to land trust accounts. The Company recorded goodwill of $1.8 million on this trust operations acquisition.
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

Life Insurance Premium Finance Acquisition
In 2009, FIFC, a wholly-owned subsidiary of the Company, purchased the majority of the U.S. life insurance premium finance assets of A.I. Credit Corp. and A.I. Credit Consumer Discount Company (“the sellers”), subsidiaries of American International Group, Inc. After giving effect to post-closing adjustments, an aggregate unpaid loan balance of $1.0 billion was purchased for $745.9 million in cash.
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
See Note 4 — Loans, for more information on loans acquired with evidence of credit quality deterioration since origination.

(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2012	Goodwill Acquired	Impairment Loss	Foreign Currency Translation Adjustment	December 31, 2012
Community banking	$259,336	$15,627	$—	$—	$274,963
Specialty finance	16,095	21,934	—	545	38,574
Wealth management	30,037	1,827	—	—	31,864
Total	$305,468	$39,388	$—	$545	$345,401
The community banking segment's goodwill increased $15.6 million in 2012 as a result of the acquisition of Hyde Park Bank and a bank branch of Suburban. The wealth management segment’s goodwill increased $1.8 million during the same period as a result of the acquisition of the trust operations of Suburban. Additionally, the specialty finance segment's goodwill increased $21.9 million during this same period as a result of the acquisition of Macquarie Premium Funding Inc.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2012 is as follows:

	December 31,
(Dollars in thousands)	2012	2011
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$38,176	$35,587
Accumulated amortization	(25,159)	(21,457)
Net carrying amount	$13,017	$14,130
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800
Accumulated amortization	(645)	(460)
Net carrying amount	$1,155	$1,340
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,390	$6,790
Accumulated amortization	(615)	(190)
Net carrying amount	$6,775	$6,600
Total other intangible assets, net	$20,947	$22,070

Estimated amortization
Estimated—2013	$4,691
Estimated—2014	3,832
Estimated—2015	2,305
Estimated—2016	1,751
Estimated—2017	1,386
The increase in core deposit intangibles from 2011 was related to the FDIC-assisted acquisitions of Charter National, Second Federal and First United Bank as well as the acquisition of Hyde Park Bank and a bank branch of Suburban during 2012. The core deposit intangibles recognized in connection with these acquisitions are being amortized over ten-year periods on an accelerated basis.
The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.

The increase in intangibles within the wealth management segment was related to the Company’s acquisition of the trust business of Suburban during the first quarter of 2012. The customer list intangible recognized in connection with the acquisition is being amortized over a ten−year period on a straight−line basis.
Total amortization expense associated with finite-lived intangibles in 2012, 2011 and 2010 was $4.3 million, $3.4 million and $2.7 million, respectively.
(10) Premises and Equipment, Net
A summary of premises and equipment at December 31, 2012 and 2011 is as follows:

	December 31,
(Dollars in thousands)	2012	2011
Land	$105,427	$101,260
Buildings and leasehold improvements	415,502	340,901
Furniture, equipment, and computer software	134,945	116,960
Construction in progress	10,353	19,341
	666,227	578,462
Less: Accumulated depreciation and amortization	165,022	146,950
Total premises and equipment, net	$501,205	$431,512
Depreciation and amortization expense related to premises and equipment, totaled $23.1 million in 2012, $19.1 million in 2011 and $17.1 million in 2010.

(11) Deposits
The following is a summary of deposits at December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Balance:
Non-interest bearing	$2,396,264	$1,785,433
NOW	2,022,957	1,698,778
Wealth management deposits	991,902	788,311
Money market	2,761,498	2,263,253
Savings	1,275,012	888,592
Time certificates of deposit	4,980,911	4,882,900
Total deposits	$14,428,544	$12,307,267
Mix:
Non-interest bearing	17%	15%
NOW	14	14
Wealth management deposits	7	6
Money market	19	18
Savings	9	7
Time certificates of deposit	34	40
Total deposits	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of WHI, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.

The scheduled maturities of time certificates of deposit at December 31, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011
Due within one year	$3,314,646	$3,239,761
Due in one to two years	1,042,769	1,004,024
Due in two to three years	377,180	235,585
Due in three to four years	135,003	290,741
Due in four to five years	105,944	108,511
Due after five years	5,369	4,278
Total time certificate of deposits	$4,980,911	$4,882,900
The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Maturing within three months	$591,901	$550,816
After three but within six months	719,425	593,851
After six but within 12 months	982,407	869,243
After 12 months	1,073,016	1,160,709
Total	$3,366,749	$3,174,619
(12) Notes Payable
At December 31, 2012, the Company had notes payable of $2.1 million. The Company had a $1.0 million outstanding balance of notes payable, with an interest rate of 4.00%, under a $101.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. The Agreement was amended on October 26, 2012, effectively extending the maturity date on the revolving credit facility from October 26, 2012 to October 25, 2013 and increasing the availability under the credit facility from $75.0 million to $100.0 million. At December 31, 2012, no amount was outstanding on the $100.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 400 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 300 basis points (the “Eurodollar Rate”) and (2) 400 basis points. A commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.

Borrowings under the Agreement are secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2012, the Company is in compliance with all debt covenants. The credit facility is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
As a result of the acquisition of Great Lakes Advisors, the Company assumed an unsecured promissory note to a Great Lakes Advisor shareholder (“Unsecured Promissory Note”) with an outstanding balance of $1.1 million as of December 31, 2012. Under the Unsecured Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points until its maturity on September 30, 2014. As of December 31, 2012, the current interest rate was 1.25%.

(13) Federal Home Loan Bank Advances
A summary of the outstanding FHLB advances at December 31, 2012 and 2011, is as follows:

(Dollars in thousands)	2012	2011
1.39% advance due February 2012	$—	$8,000
1.48% advance due April 2012	—	52,000
2.96% advance due January 2013	—	5,000
2.01% advance due February 2013	—	30,000
2.07% advance due April 2013	—	69,000
3.92% advance due April 2013	—	1,500
3.34% advance due June 2013	—	42,000
1.45% advance due July 2013	26,000	26,000
2.62% advance due April 2014	—	25,000
1.94% advance due July 2014	10,000	10,000
1.58% advance due September 2014	25,300	25,473
1.63% advance due September 2014	25,322	25,508
0.72% advance due February 2015	141,000	—
0.73% advance due February 2015	5,000	—
4.12% advance due February 2015	—	25,000
0.99% advance due February 2016	26,500	—
4.55% advance due February 2016	—	45,000
4.83% advance due May 2016	—	50,000
1.25% advance due February 2017	25,000	—
3.47% advance due November 2017	10,000	10,000
1.49% advance due February 2018	95,000	—
4.18% advance due February 2022	25,000	25,000
Total Federal Home Loan Bank advances	$414,122	$474,481

Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. In order to achieve lower interest rates and to extend maturities, the Company restructured $292.5 million of FHLB advances in 2012, paying $22.4 million in prepayment fees. The Company did not restructure any FHLB advances in 2011. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method.
Approximately $35.0 million of the FHLB advances outstanding at December 31, 2012, have varying call dates in February 2013. At December 31, 2012, the weighted average contractual interest rate on FHLB advances was 1.40% and the weighted average effective interest rate, which reflects amortization of fair value adjustments associated with FHLB advances acquired through acquisitions, was 1.32%.
The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $570.6 million at December 31, 2012.

(14) Subordinated Notes
A summary of the subordinated notes at December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	2012	2011
Subordinated note, due October 29, 2012	$—	$5,000
Subordinated note, due May 1, 2013	—	10,000
Subordinated note, due May 29, 2015	15,000	20,000
Total subordinated notes	$15,000	$35,000

The original principal balance of each subordinated note was $25.0 million. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note. The interest rate on each subordinated note is calculated at a rate equal to LIBOR plus 130 basis points.
At December 31, 2012, the Company had an obligation for one subordinated note with a remaining balance of $15.0 million. This subordinated note was issued in October 2005 (funded in May 2006). During 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid-off prior to maturity. The remaining subordinated note as of December 31, 2012 requires annual principal payments of $5.0 million on May 29, 2013, 2014, and 2015. The Company may redeem the subordinated note without payment of premium or penalty at any time prior to maturity.
At December 31, 2012 and 2011, the weighted average contractual interest rate on the subordinated notes was 1.61% and 1.83%, respectively. In connection with the issuances of subordinated notes, the Company incurred costs totaling $1.0 million. These costs are included in other assets and are being amortized to interest expense using a method that approximates the effective interest method. At December 31, 2012 and 2011, the unamortized balances of these costs were approximately $3,000 and $27,000, respectively. The subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.
(15) Other Borrowings
The following is a summary of other borrowings at December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Securities sold under repurchase agreements	$238,401	$413,333
Other	36,010	30,420
Secured borrowings — owed to securitization investors	—	600,000
Total other borrowings	$274,411	$1,043,753
Securities sold under repurchase agreements represent $55.0 million and $105.1 million of customer sweep accounts in connection with master repurchase agreements at the banks at December 31, 2012 and 2011, respectively, as well as $183.4 million and $308.3 million of short-term borrowings from banks and brokers at December 31, 2012 and 2011, respectively. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at December 31, 2012 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of TEUs in December 2010 and a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company. The junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. At December 31, 2012, these notes had an outstanding balance of $16.2 million. See Note 24 — Shareholders’ Equity for further discussion of the TEUs. At December 31, 2012, the Fixed-rate Promissory Note had an outstanding balance of $19.8 million. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.
During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables — commercial were transferred to FIFC Premium Funding, LLC, a QSPE. The QSPE issued $600 million Class A notes, which were reflected on the Company's Consolidated Statements of Condition as secured borrowings owed to securitization investors, that had an annual interest rate of one-month LIBOR plus 1.45%. At the time of issuance, the Notes were eligible collateral under TALF. During 2012, the Company purchased $239.2 million of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the Company completely paid the remaining portion of these Notes. See Note 6 — Loan Securitization, for more information on the QSPE.

(16) Junior Subordinated Debentures
As of December 31, 2012, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long- term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2012 and 2011. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2012		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2012	2011			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	3.59%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	2.91%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	3.11%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.26%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	41,238	L+1.45	1.76%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	1.94%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.31%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.31%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	3.31%	05/2004	05/2034	05/2009
Total			$249,493	$249,493		2.52%
The junior subordinated debentures totaled $249.5 million at December 31, 2012 and 2011.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, previously fixed at 6.84%, changed to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At December 31, 2012, the weighted average contractual interest rate on the junior subordinated debentures was 2.52%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of December 31, 2012, was 4.91%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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

The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At December 31, 2012, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

(17) Minimum Lease Commitments
The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases was $7.9 million in 2012 and 2011 and $6.2 million in 2010. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $4.7 million, $3.8 million and $2.4 million, in 2012, 2011 and 2010, respectively. The approximate minimum annual gross rental payments and gross rental income under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2012, are as follows (in thousands):

	Payments	Income
2013	$5,583	$5,459
2014	4,819	5,239
2015	4,138	4,998
2016	3,923	4,451
2017	3,099	3,966
2018 and thereafter	10,449	5,178
Total minimum future amounts	$32,011	$29,291
(18) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Current income taxes:
Federal	$74,109	$40,312	$46,169
State	16,224	10,785	7,281
Foreign	1,918	—	—
Total current income taxes	$92,251	$51,097	$53,450
Deferred income taxes:
Federal	(19,550)	(555)	(14,233)
State	(4,206)	(84)	(1,739)
Foreign	441	—	—
Total deferred income taxes	(23,315)	(639)	(15,972)
Total income tax expense	$68,936	$50,458	$37,478

In June 2012, the Company acquired FIFC Canada, which contributed $6.0 million of foreign income to the Company's net income before taxes in 2012.

Tax expense in 2011 includes approximately $408,000 related to increases in deferred tax liabilities for enacted changes in tax laws or increases in tax rates.
The tax effect of fair value adjustments on securities available-for-sale and derivative instruments in cash flow hedges are recorded directly to shareholders' equity as part of other comprehensive income (loss). In addition, tax benefits of $1.7 million, $129,000 and $895,000 in 2012, 2011 and 2010, respectively, related to the exercise of certain stock options and vesting and issuance of shares pursuant to the Stock Incentive Plans and the issuance of shares pursuant to the Directors Deferred Fee and Stock Plan, were recorded directly to shareholders’ equity.

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Income tax expense based upon the Federal statutory rate on income before income taxes	$63,046	$44,812	$35,282
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(1,294)	(1,139)	(963)
State taxes, net of federal tax benefit	7,811	6,955	3,602
Income earned on bank owned life insurance	(974)	(854)	(795)
Non-deductible compensation costs	1,156	644	707
Meals, entertainment and related expenses	931	802	669
Foreign subsidiary, net	1,991	—	—
Foreign tax credits	(2,177)	—	—
Tax credits, excluding foreign tax credits	(1,906)	(562)	(704)
Other, net	352	(200)	(320)
Income tax expense	$68,936	$50,458	$37,478

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	Years Ended December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for credit losses	$42,480	$44,538
Net unrealized losses on derivatives included in other comprehensive income	3,442	4,623
Deferred compensation	7,453	10,855
Stock-based compensation	11,333	10,757
Nonaccrued interest	3,053	2,414
Other real estate owned	9,193	9,724
Mortgage banking recourse obligation	1,706	992
Goodwill and intangible assets	—	264
Covered assets	7,527	—
Pension plan liabilities	916	—
AMT credit carryforward	345	—
State tax losses carryforward	130	—
Foreign tax credit carryforward	1,042	—
Other	2,072	1,845
Total gross deferred tax assets	90,692	86,012
Deferred tax liabilities:
Discount on purchased loans	27,458	33,664
Premises and equipment	29,725	20,591
Goodwill and intangible assets	338	—
Deferred loan fees and costs	4,487	5,809
FHLB stock dividends	1,610	3,322
Capitalized servicing rights	2,670	2,650
Net unrealized gains on securities included in other comprehensive income	4,336	2,807
Covered assets	—	30,058
Fair value adjustments on loans	6,634	2,142
Other	2,680	2,347
Total gross deferred liabilities	79,938	103,390
Valuation allowance	1,042	—
Net deferred tax assets (liabilities)	$9,712	$(17,378)

Management has established a valuation allowance against the deferred tax asset related to foreign tax credit carryforward because management believes that it is more likely than not that the Company will not be able to utilize this credit in the future due to the foreign source income limitation. The deferred tax asset and related valuation allowance were recognized in other comprehensive income since the income that gave rise to the foreign tax credit was recognized in other comprehensive income. Management has determined that a valuation allowance is not required for the remaining deferred tax assets because it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has an AMT credit carryforward of $345,000 which has no expiration date and an Illinois net loss deduction carryforward of $2.6 million that begins to expire in 2018.

The Company is required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability, if any, reflects the fact that the Company has not recognized the benefit associated with the tax position. The Company had no unrecognized tax benefits at December 31, 2011 and it did not have increases or decreases in unrecognized tax benefits during 2012 and does not have any tax positions for which unrecognized tax benefits must be recorded at December 31, 2012. In addition, for the year ended December 31, 2012, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If the Company were to record interest and penalties associated with uncertain tax positions or as a result of an audit by a tax jurisdiction, the interest and penalties would be included in income tax expense. The Company does not believe it is reasonably possible that unrecognized tax benefits will significantly change in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company's federal income tax returns are open and subject to audit for the 2006 tax return year forward, and in general, the Company's state income tax returns from the 2009 tax return year forward are open and subject to audit, subject to individual state statutes of limitation.

(19) Stock Compensation Plans and Other Employee Benefit Plans
Stock Incentive Plan
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of December 31, 2012, 1,339,252 shares were available for future grants. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.
The Company historically awarded stock-based compensation in the form of nonqualified stock options and time-vested restricted share awards (“restricted shares”). In general, the grants of options provide for the purchase shares of Wintrust’s common stock at the fair market value of the stock on the date the options are granted. Options under the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of 10 years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.
The Long-Term Incentive Program (“LTIP”), which is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity, is administered under the 2007 Plan. LTIP grants to date have consisted of time-vested stock options and performance-based stock and cash awards that are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period, with overlapping performance periods starting at the beginning of each calendar year. The first grant of these awards was made in August 2011 and subsequent grants were made in January 2012 and January 2013. It is anticipated that LTIP awards will be granted annually. Stock options granted under the LTIP have a term of seven years and vest equally over three years based on continued service. Performance-based stock awards and performance-based cash awards are based on the achievement of pre-established targets at the end of the performance period, which will generally be approximately three years from the date of grant. The actual performance-based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target award.
Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted shares and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life has been based on historical exercise and termination behavior as well as the term of the option, but the expected life of the options granted pursuant to the LTIP awards is based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ending December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected dividend yield	0.6%	0.5%	0.5%
Expected volatility	62.6%	61.8%	48.5%
Risk-free rate	0.7%	1.0%	2.5%
Expected option life (in years)	4.5	4.4	6.2
Stock based compensation is recognized based on the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical forfeiture experience. For performance-based stock awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria to determine the amount of compensation expense to be recognized. The estimate is reevaluated quarterly and total compensation expense is adjusted for any change in the current period.
Stock-based compensation expense recognized in the Consolidated Statements of Income was $9.1 million, $5.6 million and $4.4 million and the related tax benefits were $3.3 million, $2.2 million and $1.7 million in 2012, 2011 and 2010, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2010	2,156,209	$37.61
Granted	86,865	33.63
Exercised	(159,637)	14.95
Forfeited or canceled	(42,736)	51.46
Outstanding at December 31, 2010	2,040,701	$38.92	3.3	$8,028
Exercisable at December 31, 2010	1,803,298	$39.63	3.0	$7,368
Outstanding at January 1, 2011	2,040,701	$38.92
Granted	221,003	33.15
Exercised	(85,706)	17.20
Forfeited or canceled	(111,464)	46.01
Outstanding at December 31, 2011	2,064,534	$38.83	2.7	$3,809
Exercisable at December 31, 2011	1,779,218	$39.93	2.3	$3,558
Outstanding at January 1, 2012	2,064,534	$38.83
Granted	250,997	31.16
Exercised	(484,709)	21.43
Forfeited or canceled	(85,395)	43.70
Outstanding at December 31, 2012	1,745,427	$42.31	3.1	$3,836
Exercisable at December 31, 2012	1,346,287	$45.57	2.3	$1,677
Vested or expected to vest at December 31, 2012	1,736,974	$42.37

(1)	Represents the weighted average contractual remaining life in years.

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

The weighted average per share grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $15.00, $15.84 and $15.83, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $5.4 million, $1.2 million and $3.2 million, respectively.
Cash received from option exercises under the Plans for the years ended December 31, 2012, 2011 and 2010 was $10.4 million, $1.5 million and $2.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.1 million, $468,000 and $1.2 million for 2012, 2011 and 2010, respectively.
A summary of the Plans’ restricted share and performance-based stock award activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	336,709	$38.29	299,040	$39.44	208,430	$43.24
Granted	111,207	32.37	98,394	32.85	149,656	35.20
Vested and issued	(132,337)	34.12	(56,641)	35.17	(58,411)	42.21
Forfeited	(1,353)	30.99	(4,084)	34.73	(635)	34.74
Outstanding at end of year	314,226	$37.99	336,709	$38.29	299,040	$39.44
Vested, but not issuable at end of year	85,000	$51.88	85,000	$51.88	85,000	$51.88

Performance Shares
Outstanding at January 1	72,158	$33.25	—
Granted	119,476	31.10	100,993	$33.25
Vested and issued	—	—	—	—
Net decrease due to estimated performance	(33,147)	32.50	(28,062)	33.25
Forfeited	(4,572)	31.98	(773)	33.28
Outstanding at end of year	153,915	$31.78	72,158	$33.25

The number of performance shares granted is reflected in the above table at the target performance level. The actual performance- based award payouts will vary based on the achievement of the pre-established targets. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of year end. However, the maximum number of performance-based shares that could be issued based on the grants made to date was approximately 429,000 shares.
The actual tax benefit realized upon the vesting of restricted shares is based on the fair value of the shares on the vesting date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares in 2012, 2011 and 2010 was $15,000, $(72,000) and $(28,000), respectively, more/(less) than the estimated tax benefit for those shares. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.
Beginning in the third quarter of 2009 through January 2011, the Company paid a portion of the base pay of certain executives in shares of the Company’s stock. The number of shares granted as of each payroll date was based on the compensation earned during the period and the average of the high and low price of the Company’s common stock on the last day of the payroll period. In 2011, 446 shares were granted and issued at an average price of $32.59, and in 2010, 5,279 shares were granted and issued at an average price of $33.15. Shares granted under this arrangement were granted under the 2007 Plan.
As of December 31, 2012, there was $10.9 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $6.4 million, $4.1 million and $9.5 million, respectively.
The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.
Cash Incentive and Retention Plan
In April 2008, the Company approved a Cash Incentive and Retention Plan (“CIRP”) which allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, as determined by the Compensation Committee, which may be earned pursuant to the achievement of performance criteria established by the Committee and/or continued employment. The performance criteria, if any, established by the Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company’s expense related to the CIRP was approximately $357,000, $295,000 and $368,000 in 2012, 2011 and 2010, respectively. In December 2012, the Company paid $1.2 million in vested CIRP awards.
Other Employee Benefits
Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $4.3 million in 2012, $4.0 million in 2011, and $3.6 million in 2010.
The Wintrust Financial Corporation Employee Stock Purchase Plan (“SPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The SPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the SPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the SPP, the purchase price of the shares of common stock may not be lower than the lesser of 85% of the fair market value per share of the common stock on the first day of the offering period or 85% of the fair market value per share of the common stock on the last date for the offering period. The Company’s Board of Directors authorized a purchase price calculation at 90% of fair market value for each of the offering periods. During 2012, 2011 and 2010, a total of 66,237 shares, 71,077 shares and 53,909 shares, respectively, were earned by participants and approximately $421,000, $300,000 and $274,000, respectively, was recognized as compensation expense. The current offering period concludes on March 31, 2013. The Company plans to continue to periodically offer common stock through this SPP subsequent to March 31, 2013. In May 2012, the Company's shareholders authorized an additional 300,000 shares of common stock that may be offered under the SPP. At December 31, 2012, the Company had an obligation to issue 12,969 shares of common stock to participants and has 321,116 shares available for future grants under the SPP.

As a result of the Company's acquisition of HPK on December 12, 2012, the Company assumed the obligations of a noncontributory pension plan, (“the HPK Plan”), that covers approximately 100 employees with benefits based on years of service and compensation prior to retirement. The HPK Plan was “frozen” as of December 31, 2006, with no additional years of credit earned for service or compensation paid. At acquisition, the Company estimated and recorded a net liability of $2.0 million related to the HPK Plan. As of December 31, 2012, the accumulated benefit obligation was $7.9 million and the fair value of the plan's assets was $5.6 million. A discount rate of 3.98% was used to determine the projected benefit obligation as of December 31, 2012. The HPK Plan invests in various common stocks, US government and agency securities, mortgage-backed securities and a money market mutual fund. The underlying investments are exposed to various risks, such as interest rate, liquidity, market and credit risks. It is estimated that the Company's contribution to the HPK Plan for 2013 will be $67,000 and the HPK Plan will pay benefits in 2013 of $614,000.
The Company does not currently offer other postretirement benefits such as health care or other pension plans.
Directors Deferred Fee and Stock Plan
The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2012, 2011 and 2010, a total of 22,220 shares, 25,242 shares and 47,830 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2012, the Company has an obligation to issue 242,540 shares of common stock to directors and has 105,812 shares available for future grants under the DDFS Plan.

(20) Regulatory Matters
Banking laws place restrictions upon the amount of dividends which can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2012, 2011 and 2010, cash dividends totaling $45.0 million, $27.8 million and $11.5 million, respectively, were paid to Wintrust by the banks. As of January 1, 2013, the banks had approximately $136.7 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.
The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2012 and 2011, reserve balances of approximately $160.2 million and $122.2 million, respectively, were required to be maintained at the Federal Reserve Bank.
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
The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum tangible Tier 1 leverage ratio (Tier 1 Capital to total assets) of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other banking holding companies, the minimum tangible Tier 1 leverage ratio is 4.0%. In addition the Federal Reserve continues to consider the tangible Tier 1 leverage ratio in evaluating proposals for expansion or new activities. As reflected in the following table, the Company met all minimum capital requirements at December 31, 2012 and 2011:

	2012	2011
Total Capital to Risk Weighted Assets	13.1%	13.0%
Tier 1 Capital to Risk Weighted Assets	12.1%	11.8%
Tier 1 Leverage Ratio	10.0%	9.4%
Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2012, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 6.0%, and 5.0% for Total Capital to Risk-Weighted Assets, Tier 1 Capital to Risk-Weighted Assets and Tier 1 Leverage Ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following table:

(Dollars in thousands)	December 31, 2012				December 31, 2011
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$226,234	11.0%	$205,188	10.0%	$223,451	11.0%	$203,441	10.0%
Hinsdale Bank	154,677	12.2	126,837	10.0	148,804	12.3	120,808	10.0
North Shore Community Bank	202,823	11.5	176,124	10.0	176,141	11.2	157,708	10.0
Libertyville Bank	116,818	11.9	97,880	10.0	121,105	13.2	91,887	10.0
Barrington Bank	148,382	13.5	109,526	10.0	126,516	12.7	99,813	10.0
Crystal Lake Bank	84,310	14.5	58,091	10.0	79,963	13.0	61,523	10.0
Northbrook Bank	139,603	12.2	114,057	10.0	149,325	14.4	103,395	10.0
Schaumburg Bank	68,305	11.8	57,946	10.0	58,860	12.9	45,660	10.0
Village Bank	92,787	11.5	80,441	10.0	82,743	11.7	70,753	10.0
Beverly Bank	61,994	11.1	55,697	10.0	40,484	11.7	34,562	10.0
Town Bank	83,144	11.5	72,373	10.0	83,099	12.2	68,122	10.0
Wheaton Bank	71,097	13.6	52,450	10.0	59,164	11.9	49,551	10.0
State Bank of the Lakes	71,178	11.5	61,886	10.0	68,673	11.1	61,683	10.0
Old Plank Trail Bank	74,445	14.7	50,582	10.0	33,826	12.2	27,724	10.0
St. Charles Bank	66,079	11.3	58,341	10.0	61,738	11.5	53,868	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$209,699	10.2%	$123,113	6.0%	$202,206	9.9%	$122,065	6.0%
Hinsdale Bank	145,380	11.5	76,102	6.0	134,488	11.1	72,485	6.0
North Shore Community Bank	145,488	8.3	105,675	6.0	124,202	7.9	94,625	6.0
Libertyville Bank	105,251	10.8	58,728	6.0	93,613	10.2	55,132	6.0
Barrington Bank	140,037	12.8	65,716	6.0	119,534	12.0	59,888	6.0
Crystal Lake Bank	77,962	13.4	34,855	6.0	73,235	11.9	36,914	6.0
Northbrook Bank	125,192	11.0	68,434	6.0	136,273	13.2	62,037	6.0
Schaumburg Bank	62,538	10.8	34,768	6.0	53,741	11.8	27,396	6.0
Village Bank	86,435	10.7	48,265	6.0	77,692	11.0	42,452	6.0
Beverly Bank	59,440	10.7	33,418	6.0	37,612	10.9	20,737	6.0
Town Bank	76,824	10.6	43,424	6.0	75,157	11.0	40,873	6.0
Wheaton Bank	64,509	12.3	31,470	6.0	52,911	10.7	29,730	6.0
State Bank of the Lakes	61,521	9.9	37,131	6.0	57,627	9.3	37,010	6.0
Old Plank Trail Bank	66,170	13.1	30,349	6.0	29,072	10.5	16,634	6.0
St. Charles Bank	60,753	10.4	35,004	6.0	51,874	9.6	32,321	6.0
Tier 1 Leverage Ratio:
Lake Forest Bank	$209,699	8.8%	$119,601	5.0%	$202,206	7.9%	$127,653	5.0%
Hinsdale Bank	145,380	8.7	83,238	5.0	134,488	9.2	73,227	5.0
North Shore Community Bank	145,488	7.2	101,553	5.0	124,202	7.3	85,389	5.0
Libertyville Bank	105,251	8.9	59,379	5.0	93,613	8.1	58,017	5.0
Barrington Bank	140,037	9.7	72,531	5.0	119,534	9.8	61,060	5.0
Crystal Lake Bank	77,962	10.3	37,971	5.0	73,235	9.7	37,696	5.0
Northbrook Bank	125,192	7.5	83,244	5.0	136,273	7.2	94,611	5.0
Schaumburg Bank	62,538	8.7	36,061	5.0	53,741	9.2	29,335	5.0
Village Bank	86,435	9.0	48,068	5.0	77,692	9.0	43,306	5.0
Beverly Bank	59,440	12.3	24,127	5.0	37,612	9.7	19,446	5.0
Town Bank	76,824	9.4	40,671	5.0	75,157	9.9	37,801	5.0
Wheaton Bank	64,509	8.9	36,205	5.0	52,911	7.7	34,456	5.0
State Bank of the Lakes	61,521	8.4	36,570	5.0	57,627	8.0	35,813	5.0
Old Plank Trail Bank	66,170	8.9	37,380	5.0	29,072	9.0	16,137	5.0
St. Charles Bank	60,753	9.4	32,170	5.0	51,874	8.3	31,101	5.0
Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2012, these subsidiaries met their minimum net worth capital requirements.

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
These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $2.6 billion and $1.9 billion as of December 31, 2012 and 2011, respectively, and unused home equity lines totaled $750.9 million and $762.2 million as of December 31, 2012 and 2011, respectively. Standby and commercial letters of credit totaled $174.3 million at December 31, 2012 and $199.0 million at December 31, 2011.
In addition, at December 31, 2012 and 2011, the Company had approximately $457.7 million and $272.9 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $858.1 million at December 31, 2012 and $591.5 million at December 31, 2011. See Note 22 for further discussion on derivative instruments.
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
The Company sold approximately $3.9 billion of mortgage loans in 2012 and $2.5 billion in 2011. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $4.3 million and $2.5 million at December 31, 2012 and 2011, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $284,000 and $8.0 million for 2012 and 2011, respectively. These losses primarily relate to mortgages obtained through wholesale and correspondent channels which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.
The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. December 31, 2012, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $24.9 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.
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
The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and caps to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans available-for-sale; and (4) covered call options related to specific investment securities to enhance the overall yield on such securities. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Condition as of December 31, 2012 and December 31, 2011:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	Other assets	$2	$119	Other liabilities	$7,988	$11,032
Interest rate derivatives designated as Fair Value Hedges	Other assets	$104	$—	Other liabilities	$—	$—
Total derivatives designated as hedging instruments under ASC 815		$106	$119		$7,988	$11,032
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	Other assets	47,440	34,002	Other liabilities	45,767	33,892
Interest rate lock commitments	Other assets	6,069	4,307	Other liabilities	937	127
Forward commitments to sell mortgage loans	Other assets	277	179	Other liabilities	3,057	5,030
Foreign exchange contracts	Other assets	14	—	Other liabilities	2	—
Total derivatives not designated as hedging instruments under ASC 815		$53,800	$38,488		$49,763	$39,049
Total derivatives		$53,906	$38,607		$57,751	$50,081

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
As of December 31, 2012, the Company had four interest rate swaps and two interest rate caps with an aggregate notional amount of $225 million that were designated as cash flow hedges of interest rate risk. The table below provides details on each of these cash flow hedges as of December 31, 2012:

(Dollars in thousands)	December 31, 2012
Maturity Date	Notional Amount	Fair Value Gain (Loss)
Interest Rate Swaps:
September 2013	$50,000	$(1,777)
September 2013	40,000	(1,502)
September 2016	50,000	(3,098)
October 2016	25,000	(1,611)
Total Interest Rate Swaps	165,000	(7,988)
Interest Rate Caps:
September 2014	20,000	1
September 2014	40,000	1
Total Interest Rate Caps	60,000	2
Total Cash Flow Hedges	$225,000	$(7,986)
Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during 2012 or 2011. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	December 31,
(Dollars in thousands)	2012	2011
Unrealized loss at beginning of period	$(11,633)	$(13,323)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	5,850	8,120
Amount of loss recognized in other comprehensive income	(2,890)	(6,430)
Unrealized loss at end of period	$(8,673)	$(11,633)
As of December 31, 2012, the Company estimates that during the next twelve months, $5.1 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value related to certain of its floating rate assets that contain embedded optionality due to changes in benchmark interest rates, such as LIBOR. The Company uses purchased interest rate caps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate caps designated as fair value hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike price on the contract in exchange for an up-front premium. As of December 31, 2012, the Company had one interest rate cap derivative with a notional amount of $96.5 million that was designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate assets.
Additionally, in the fourth quarter of 2012 the Company designated an interest rate swap with a notional amount of $2.2 million as a fair value hedge of interest rate risk associated with a fixed rate commercial franchise loan. In this interest rate swap, the Company pays a fixed rate cash flow to receive a variable rate cash flow to minimize interest rate risk associated with the lack of repricing of fixed rate loans in a rising rate environment.
For derivatives designated as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2012, the Company recognized a net gain of $55,000 in other income related to hedge ineffectiveness. The Company also recognized a net reduction to interest income of $118,000 for the year ended December 31, 2012 related to the Company’s fair value hedges, which includes net settlements on the derivatives and amortization adjustment of the basis in the hedged item. The Company did not have any fair value hedges outstanding prior to the second quarter of 2012.
The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of December 31, 2012:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Year Ended December 31,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Year Ended December 31,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Year Ended December 31,
		2012	2011	2012	2011	2012	2011
Interest rate products	Other income	$(480)	—	$535	—	$55	—
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2012, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $2.2 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from March 2013 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2012, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $858.1 million and interest rate lock commitments with an aggregate notional amount of approximately $457.7 million. Additionally, the Company’s total mortgage loans held-for-sale at December 31, 2012 was $412.2 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2012 the Company held foreign currency derivatives with an aggregate notional amount of approximately $1.7 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2012 or December 31, 2011.
In the second quarter of 2012, the Company entered into two interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. These interest rate caps manage rising interest rates by transforming fixed rate loans and/or securities to variable if rates continue to rise, while retaining the ability to benefit from a decline in interest rates. The Company entered into another interest rate cap derivative in the third quarter of 2012. As of December 31, 2012, the three interest rate cap derivatives, which have not been designated as being in hedge relationships, have an aggregate notional value of $508.5 million.
Amounts included in the consolidated statements of income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2012	2011
Interest rate swaps and floors	Other income	$(1,974)	$42
Mortgage banking derivatives	Mortgage banking revenue	1,659	(1,301)
Covered call options	Fees from covered call options	10,476	13,570
Foreign exchange contracts	Other income	12	—
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counter party to terminate the derivative positions if the Company fails to maintain its status as a well or adequate capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2012 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $54.6 million. As of December 31, 2012 the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral consisting of $6.6 million of cash and $49.9 million of securities. If the Company had breached any of these provisions at December 31, 2012 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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
At December 31, 2012, the Company classified $30.8 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In 2012, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2012 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At December 31, 2012, the Company held $22.2 million of other equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At December 31, 2012, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.85%-2.43% with an average of 2.09% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—Mortgage loans originated by Wintrust Mortgage, a division of Barrington are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At December 31, 2012, the Company classified $6.8 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at December 31, 2012 was 10.21% with discount rates applied ranging from 10%-13.5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 19%-24% or a weighted average prepayment speed of 20.72% used as an input to value the pool of mortgage servicing rights at December 31, 2012. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$219,487	$—	$219,487	$—
U.S. Government agencies	990,039	—	990,039	—
Municipal	110,471	—	79,701	30,770
Corporate notes and other	154,806	—	154,806	—
Mortgage-backed	271,574	—	271,574	—
Equity securities	49,699	—	27,530	22,169
Trading account securities	583	—	583	—
Mortgage loans held-for-sale	385,033	—	385,033	—
Mortgage servicing rights	6,750	—	—	6,750
Nonqualified deferred compensations assets	5,532	—	5,532	—
Derivative assets	53,906	—	53,906	—
Total	$2,247,880	$—	$2,188,191	$59,689
Derivative liabilities	$57,751	$—	$57,751	$—

	December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$16,173	$—	$16,173	$—
U.S. Government agencies	765,916	—	765,916	—
Municipal	60,098	—	35,887	24,211
Corporate notes and other	169,936	—	169,936	—
Mortgage-backed	248,551	—	248,551	—
Equity securities	31,123	—	12,152	18,971
Trading account securities	2,490	—	2,490	—
Mortgage loans held-for-sale	306,838	—	306,838	—
Mortgage servicing rights	6,700	—	—	6,700
Nonqualified deferred compensations assets	4,299	—	4,299	—
Derivative assets	38,607	—	38,607	—
Total	$1,650,731	$—	$1,600,849	$49,882
Derivative liabilities	$50,081	$—	$50,081	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2012 and 2011 for mortgage loans held- for-sale measured at fair value under ASC 825 was $379.5 million and $300.0 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $385.0 million and $306.8 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of December 31, 2012 and 2011.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2012 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2012	$24,211	$18,971	$6,700
Total net gains (losses) included in:
Net income (1)	—	—	50
Other comprehensive income	27	3,198	—
Purchases	20,967	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(12,033)	—	—
Net transfers out of Level 3 (2)	(2,402)	—	—
Balance at December 31, 2012	$30,770	$22,169	$6,750

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)
During the first quarter of 2012, one municipal security was transferred out of Level 3 into Level 2 as observable market information was available that market participants would use in pricing these securities. Transfers out of Level 3 are recognized at the end of the reporting period.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2011 are summarized as follows:

(Dollars in thousands)	Municipal	Corporate notes and other debt	Mortgage- backed	Equity securities	Trading Account Securities	Mortgage servicing rights
Balance at January 1, 2011	$16,416	$9,841	$2,460	$28,672	$4,372	$8,762
Total net gains (losses) included in:
Net income (1)	—	(274)	(53)	—	—	(2,062)
Other comprehensive income	77	—	—	(6,101)	—	—
Purchases	26,425	7,246	1,126	1,800	—	—
Issuances	—	—	—	—	—	—
Sales	(19,469)	—	—	—	(4,372)	—
Settlements	(1,230)	(333)	(116)	—	—	—
Net transfers into (out of) Level 3 (2)	1,992	(16,480)	(3,417)	(5,400)	—	—
Balance at December 31, 2011	$24,211	$—	$—	$18,971	$—	$6,700

(1)
Income for Corporate notes and other debt and mortgage-backed are recognized as a component of interest income on securities. Additionally, changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)
The transfer of available for sale securities into Level 3 is the result of the use of significant inputs that are unobservable in the market due to limited activity or a less liquid market. Transfers out of Level 3 result from the availability and use of observable market information that market participants would use in pricing these securities. Transfers into/out of Level 3 are recognized at the end of the reporting period.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2012.

	December 31, 2012				Twelve Months Ended December 31, 2012 Fair Value Losses (Gains) Recognized
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$98,426	$—	$—	$98,426	$30,143
Other real estate owned	62,891	—	—	62,891	24,573
Mortgage loans held-for-sale, at lower of cost or market	27,167	—	27,167	—	—
Total	$188,484	$—	$27,167	$161,317	$54,716
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At December 31, 2012, the Company had $204.5 million of impaired loans classified as Level 3. Of the $204.5 million of impaired loans, $98.4 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $106.1 million were valued based on discounted cash flows in accordance with ASC 310.
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
Similar to impaired loans, the Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for other real estate owned. At December 31, 2012, the Company had $62.9 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The impairment adjustments applied to other real estate owned range from 0%-49% of the carrying value prior to impairment adjustments at December 31, 2012, with a weighted average input of 6.58%. An increased impairment adjustment applied to the carrying value results in a decreased valuation.
Mortgage loans held-for-sale, at lower of cost or market—Fair value is based on either quoted prices for the same or similar loans, or values obtained from third parties, or is estimated for portfolios of loans with similar financial characteristics and is therefore considered a Level 2 valuation.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2012 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$30,770	Bond pricing	Equivalent rating	BBB-AAA	N/A	Increase
Other Equity Securities	22,169	Discounted cash flows	Discount rate	1.85%-2.43%	2.09%	Decrease
Mortgage Servicing Rights	6,750	Discounted cash flows	Discount rate	10%-13.5%	10.21%	Decrease
			Constant prepayment rate (CPR)	19%-24%	20.72%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	98,426	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned	62,891	Appraisal value	Property specific impairment adjustment	0%-49%	6.58%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$315,028	$315,028	$169,704	$169,704
Interest bearing deposits with banks	1,035,743	1,035,743	749,287	749,287
Available-for-sale securities	1,796,076	1,796,076	1,291,797	1,291,797
Trading account securities	583	583	2,490	2,490
Brokerage customer receivables	24,864	24,864	27,925	27,925
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	79,564	79,564	100,434	100,434
Mortgage loans held-for-sale, at fair value	385,033	385,033	306,838	306,838
Mortgage loans held-for-sale, at lower of cost or market	27,167	27,568	13,686	13,897
Total loans	12,389,030	13,053,101	11,172,745	11,590,729
Mortgage servicing rights	6,750	6,750	6,700	6,700
Nonqualified deferred compensation assets	5,532	5,532	4,299	4,299
Derivative assets	53,906	53,906	38,607	38,607
FDIC indemnification asset	208,160	208,160	344,251	344,251
Accrued interest receivable and other	157,157	157,157	147,207	147,207
Total financial assets	$16,484,593	$17,149,065	$14,375,970	$14,794,165
Financial Liabilities
Non-maturity deposits	$9,447,633	9,447,633	$7,424,367	$7,424,367
Deposits with stated maturities	4,980,911	5,013,757	4,882,900	4,917,740
Notes payable	2,093	2,093	52,822	52,822
Federal Home Loan Bank advances	414,122	425,431	474,481	507,368
Subordinated notes	15,000	15,000	35,000	35,000
Other borrowings	274,411	274,411	443,753	443,753
Secured borrowings owed to securitization investors	—	—	600,000	603,294
Junior subordinated debentures	249,493	250,428	249,493	185,199
Derivative liabilities	57,751	57,751	50,081	50,081
Accrued interest payable and other	11,589	11,589	12,952	12,952
Total financial liabilities	$15,453,003	$15,498,093	$14,225,849	$14,232,576

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
Secured borrowings – owed to securitization investors. The fair value of secured borrowings – owed to securitization investors is based on the discounted value of expected cash flows. In accordance with ASC 820, the Company has categorized secured borrowings – owed to securitization investors as a Level 3 fair value measurement. There were no secured borrowings - owed to securitization investors outstanding at December 31, 2012.
Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows. In accordance with ASC 820, the Company has categorized junior subordinated debentures as a Level 3 fair value measurement.
(24) Shareholders’ Equity
A summary of the Company’s common and preferred stock at December 31, 2012 and 2011 is as follows:

	2012	2011
Common Stock:
Shares authorized	100,000,000	60,000,000
Shares issued	37,107,684	35,981,950
Shares outstanding	36,858,355	35,978,349
Cash dividend per share	$0.18	$0.18
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	176,500	50,000
Shares outstanding	176,500	50,000
The Company reserves shares of its authorized common stock specifically for its Stock Incentive Plan, its Employee Stock Purchase Plan and its Directors Deferred Fee and Stock Plan. The reserved shares and these plans are detailed in Note 19 -Employee Benefit and Stock Plans. The Company also reserves its authorized common stock for conversion of TEU's, convertible preferred stock and common stock warrants.
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
The fair value of the equity component was determined using Black-Scholes valuation models applied to the range of stock prices contemplated by the terms of the TEU and using the following assumptions: (1) risk-free interest rate of 0.95%; (2) expected stock price volatility in the range of 35%-45%; (3) dividend yield plus stock borrow cost of 0.85%; and (4) term of 3.02 years.
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
Series A Preferred Stock
In August 2008, the Company issued and sold 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share for $50 million in a private transaction. If declared, dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. On and after August 26, 2010, the Series A Preferred Stock will be subject to mandatory conversion into common stock in connection with a fundamental transaction, or on and after August 26, 2013 if the closing price of the Company’s common stock exceeds a certain amount.

Series C Preferred Stock
In March 2012, the Company issued and sold 126,500 shares of non−cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.
Common Stock Warrants
Pursuant to the U.S. Department of the Treasury’s Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury, a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. At December 31, 2012, the warrants to purchase 1,643,295 shares remain outstanding.
The Company previously issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. In March 2012, 18,000 warrants were exercised. As a result, warrants outstanding totaled 1,000 at December 31, 2012 and 19,000 at December 31, 2011. The expiration date on these remaining outstanding warrants is February 2013.

Other

In December 2012, the Company issued 372,530 shares of its common stock in the acquisition of HPK. In August 2012, the Company issued 25,493 shares of its common stock in settlement of contingent consideration related to the previously completed acquisition of Great Lakes Advisors, which is in addition to the 529,087 shares issued in July 2011 at the time of the acquisition. In September 2011, the Company issued 353,650 shares of its common stock in the acquisition of ESBI.
At the January 2013 Board of Directors meeting, a semi-annual cash dividend of $0.09 per share ($0.18 on an annualized basis) was declared. It was paid on February 21, 2013 to shareholders of record as of February 7, 2013.
The following table summarizes the components of other comprehensive income (loss), including the related income tax effects, for the years ending December 31, 2012, 2011 and 2010:

(In thousands)	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$4,204	$(7,082)	$—	$(2,878)
Other comprehensive income during the period	2,506	1,790	6,293	10,589
Balance at December 31, 2012	$6,710	$(5,292)	$6,293	$7,711
Balance at January 1, 2011	$2,679	$(8,191)	$—	$(5,512)
Other comprehensive income during the period	1,525	1,109	—	2,634
Balance at December 31, 2011	$4,204	$(7,082)	$—	$(2,878)
Balance at January 1, 2010	$2,899	$(9,521)	$—	$(6,622)
Other comprehensive (loss) income during the period	(64)	1,330	—	1,266
Cumulative effect of change in accounting	(156)	—	—	(156)
Balance at December 31, 2010	$2,679	$(8,191)	$—	$(5,512)

(25) Segment Information
The Company’s operations consist of three primary segments: community banking, specialty finance and wealth management.
The three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each segment’s customer base has varying characteristics. The community banking segment has a different regulatory environment than the specialty finance and wealth management segments. While the Company’s management monitors each of the fifteen bank subsidiaries’ operations and profitability separately, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures and economic characteristics.
The net interest income, net revenue and segment profit of the community banking segment includes income and related interest costs from portfolio loans that were purchased from the specialty finance segment. For purposes of internal segment profitability analysis, management reviews the results of its specialty finance segment as if all loans originated and sold to the community banking segment were retained within the specialty finance segment’s operations, thereby causing intersegment eliminations. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 11 — Deposits, for more information on these deposits.
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
The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Parent & Intersegment Eliminations	Consolidated
2012
Net interest income (expense)	$494,679	123,313	4,946	(103,422)	519,516
Provision for credit losses	66,367	2,882	—	7,187	76,436
Non-interest income	166,278	3,518	63,697	(7,401)	226,092
Non-interest expense	385,427	32,179	57,999	13,435	489,040
Income tax expense (benefit)	79,531	41,332	4,174	(56,101)	68,936
Net income (loss)	$129,632	50,438	6,470	(75,344)	111,196
Total assets at end of year	$17,213,511	3,882,307	92,580	(3,668,785)	17,519,613
2011
Net interest income (expense)	$428,068	112,508	8,460	(87,659)	461,377
Provision for credit losses	102,544	864	—	(770)	102,638
Non-interest income	140,392	3,071	54,940	(8,705)	189,698
Non-interest expense	331,006	28,876	51,431	9,091	420,404
Income tax expense (benefit)	51,338	39,427	4,879	(45,186)	50,458
Net income (loss)	$83,572	46,412	7,090	(59,499)	77,575
Total assets at end of year	$15,188,133	3,271,323	92,089	(2,657,737)	15,893,808
2010
Net interest income (expense)	$386,594	89,870	12,275	(72,903)	415,836
Provision for credit losses	105,018	22,586	—	(2,940)	124,664
Non-interest income	133,110	13,643	45,447	(40)	192,160
Non-interest expense	304,223	27,021	46,576	4,705	382,525
Income tax expense (benefit)	39,032	21,367	4,257	(27,178)	37,478
Net income (loss)	$71,431	32,539	6,889	(47,530)	63,329
Total assets at end of year	$13,258,238	2,944,388	65,274	(2,287,744)	13,980,156

(26) Condensed Parent Company Financial Statements
Condensed parent company only financial statements of Wintrust follow:
Balance Sheets

	December 31,
(In thousands)	2012	2011
Assets
Cash	$55,011	$94,275
Available-for-sale securities, at fair value	9,647	489
Investment in and receivable from subsidiaries	1,935,556	1,738,484
Loans, net of unearned income	1,760	2,574
Less: Allowance for loan losses	—	664
Net Loans	1,760	1,910
Goodwill	8,347	8,347
Other assets	111,786	86,612
Total assets	$2,122,107	$1,930,117

Liabilities and Shareholders’ Equity
Other liabilities	$15,899	$20,671
Notes payable	1,000	51,000
Subordinated notes	15,000	35,000
Other borrowings	36,010	30,420
Junior subordinated debentures	249,493	249,493
Shareholders’ equity	1,804,705	1,543,533
Total liabilities and shareholders’ equity	$2,122,107	$1,930,117
Statements of Income

	Years Ended December 31,
(In thousands)	2012	2011	2010
Income
Dividends and interest from subsidiaries	$47,295	$30,783	$15,592
Trading revenue	—	—	4,839
Gains on available-for-sale securities, net	64	164	57
Other income	605	(487)	1,421
Total income	47,964	30,460	21,909

Expenses
Interest expense	16,840	21,342	18,667
Salaries and employee benefits	20,042	12,435	8,975
Other expenses	27,428	14,037	10,838
Total expenses	64,310	47,814	38,480
Loss before income taxes and equity in undistributed loss of subsidiaries	(16,346)	(17,354)	(16,571)
Income tax benefit	23,127	16,573	8,997
Income (loss) before equity in undistributed net loss of subsidiaries	6,781	(781)	(7,574)
Equity in undistributed net income of subsidiaries	104,415	78,356	70,903
Net income	$111,196	$77,575	$63,329

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2012	2011	2010
Operating Activities:
Net income	$111,196	$77,575	$63,329
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	8,050	608	905
Gains on available-for-sale securities, net	(64)	(164)	(57)
Depreciation and amortization	3,072	2,178	757
Deferred income tax expense (benefit)	2,224	(1,785)	(9,747)
Stock-based compensation expense	9,072	2,008	1,976
Tax benefit from stock-based compensation arrangements	1,392	129	896
Excess tax benefits from stock-based compensation arrangements	(483)	(19)	(432)
Decrease in trading securities, net	—	—	27,332
Increase in other assets	(53,892)	(28,389)	(3,071)
(Decrease) increase in other liabilities	(1,619)	122	(4,386)
Equity in undistributed net income of subsidiaries	(104,415)	(78,356)	(70,903)
Net Cash (Used for) Provided by Operating Activities	(25,467)	(26,093)	6,599
Investing Activities:
Capital contributions to subsidiaries	(53,807)	(22,361)	(194,524)
Other investing activity, net	(12,284)	440	(808)
Net Cash Used for Investing Activities	(66,091)	(21,921)	(195,332)
Financing Activities:
(Decrease) increase in notes payable and other borrowings, net	(44,887)	36,337	43,331
Repayment of subordinated note	(20,000)	(15,000)	(10,000)
Excess tax benefits from stock-based compensation arrangements	483	19	432
Redemption of Series B preferred stock	—	—	(250,000)
Net proceeds from issuance of Series C preferred stock	122,690	—	—
Issuance of prepaid common stock purchase contracts	—	—	179,316
Issuance of common stock, net of issuance costs	—	—	315,108
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	14,891	3,586	3,956
Dividends paid	(13,157)	(10,344)	(22,776)
Common stock repurchases	(7,726)	(112)	(218)
Net Cash Provided by Financing Activities	52,294	14,486	259,149
Net (Decrease) Increase in Cash and Cash Equivalents	(39,264)	(33,528)	70,416
Cash and Cash Equivalents at Beginning of Year	94,275	127,803	57,387
Cash and Cash Equivalents at End of Year	$55,011	$94,275	$127,803

(27) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for 2012, 2011 and 2010:

(In thousands, except per share data)		2012	2011	2010
Net income		$111,196	$77,575	$63,329
Less: Preferred stock dividends and discount accretion		9,093	4,128	19,643
Less: Non-cash deemed preferred stock dividend		—	—	11,361
Net income applicable to common shares—Basic	(A)	102,103	73,447	32,325
Add: Dividends on convertible preferred stock		8,955	—	—
Net income applicable to common shares—Diluted	(B)	111,058	73,447	32,325
Weighted average common shares outstanding	(C)	36,365	35,355	30,057
Effect of dilutive potential common shares:
Common stock equivalents		7,313	8,636	1,513
Convertible preferred stock, if dilutive		4,356	—	—
Total dilutive potential common shares		11,669	8,636	1,513
Weighted average common shares and effect of dilutive potential common shares	(D)	48,034	43,991	31,570
Net income per common share:
Basic	(A/C)	$2.81	$2.08	$1.08
Diluted	(B/D)	$2.31	$1.67	$1.02
Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants, the Company’s convertible preferred stock, tangible equity unit shares and shares to be issued under the SPP and the DDFS Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is not adjusted by the associated preferred dividends.
(28) Quarterly Financial Summary (Unaudited)
The following is a summary of quarterly financial information for the years ended December 31, 2012 and 2011:

	2012 Quarters				2011 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$156,486	155,691	158,201	156,643	147,780	145,445	154,951	157,617
Interest expense	30,591	27,421	25,626	23,867	38,166	36,739	36,541	32,970
Net interest income	125,895	128,270	132,575	132,776	109,614	108,706	118,410	124,647
Provision for credit losses	17,400	20,691	18,799	19,546	25,344	29,187	29,290	18,817
Net interest income after provision for credit losses	108,495	107,579	113,776	113,230	84,270	79,519	89,120	105,830
Non-interest income, excluding net securities gains	46,207	49,826	62,536	62,628	40,781	35,500	67,022	44,603
Net securities gains	816	1,109	409	2,561	106	1,152	225	309
Non-interest expense	117,759	117,185	124,548	129,548	98,109	97,206	106,321	118,768
Income before income taxes	37,759	41,329	52,173	48,871	27,048	18,965	50,046	31,974
Income tax expense	14,549	15,734	19,871	18,782	10,646	7,215	19,844	12,753
Net income	$23,210	25,595	32,302	30,089	16,402	11,750	30,202	19,221
Preferred stock dividends and discount accretion	1,246	2,644	2,616	2,616	1,031	1,033	1,032	1,032
Net income applicable to common shares	$21,964	22,951	29,686	27,473	15,371	10,717	29,170	18,189
Net income per common share:
Basic	0.61	0.63	0.82	0.75	0.44	0.31	0.82	0.51
Diluted	0.50	0.52	0.66	0.61	0.36	0.25	0.65	0.41
Cash dividends declared per common share	0.09	—	0.09	—	0.09	—	0.09	—

(29) Subsequent events
On January 22, 2013, the Company entered into a definitive agreement to acquire First Lansing Bancorp, Inc. FLB is the parent company of First National Bank of Illinois, which operates seven banking locations in the south and southwest suburbs of Chicago, Illinois and one location in northwest Indiana. Through this transaction, subject to final adjustments, the Company will acquire approximately $370 million in assets and assume approximately $325 million in deposits. The Company expects that this acquisition will be completed in the second quarter of 2013.

On February 1, 2013, the Company's wholly-owned subsidiary bank, Hinsdale Bank, closed on the divestiture of the deposits and the current banking operations of Second Federal, which were acquired in an FDIC-assisted transaction, to Self-Help Federal Credit Union. Through this transaction, the Company divested of approximately $149 million of related deposits.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2012, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control -Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 28, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wintrust Financial Corporation and Subsidiaries
We have audited Wintrust Financial Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wintrust Financial Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Wintrust Financial Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Wintrust Financial Corporation and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2013

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 23, 2013 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
The following table summarizes information as of December 31, 2012, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	1,085,100	$46.09	—
WTFC 2007 Stock Incentive Plan	1,113,316	$21.07	1,339,252
WTFC Employee Stock Purchase Plan	—	—	334,085
WTFC Directors Deferred Fee and Stock Plan	—	—	348,352
	2,198,416	$33.42	2,021,689
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	2,198,416	$33.42	2,021,689

(1)
Excludes 15,152 shares of the Company’s common stock issuable pursuant to the exercise of options previously granted under the plans of Town Bankshares, Ltd. and First Northwest Bancorp, Inc. The weighted average exercise price of those options is $25.99. No additional awards will be made under these plans.

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Consolidated Statements of Condition as of December 31, 2012 and 2011

•	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1
Amended and Restated Articles of Incorporation of Wintrust Financial Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 and Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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

3.3
Certificate of Designations of Wintrust Financial Corporation filed on March 15, 2012 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

3.4
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

4.10
Purchase Agreement, dated as of March 14, 2012, between Wintrust Financial Corporation, RBC Capital Markets, LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

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

10.13
Amended and Restated Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.14
Amended and Restated Employment Agreement entered into between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.15
Amended and Restated Employment Agreement entered into between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.16
Amended and Restated Employment Agreement entered into between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.17
Employment Agreement entered into between the Company and Leona A. Gleason, dated January 4, 2010 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010).*

10.18
Employment Agreement entered into between the Company and Lisa Reategui, dated August 30, 2011 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ending December 31, 2011).*

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

10.29
Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.30
Form of Restricted Stock Award under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.31
Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 28, 2009 Annual Meeting of Shareholders of the Company).*

10.32
Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.33
Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.34
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended (incorporated by reference to Exhibit A of the Proxy Statement relating to the May 28, 2008 Annual Meeting of Shareholders of the Company).*

10.35
First Amendment to the Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2011).*

10.36
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.37
Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.38
Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.39
Form of Senior Executive Officer Capital Purchase Program Waiver, executed by each of Messrs. David A. Dykstra, Richard B. Murphy, David L. Stoehr and Edward J. Wehmer (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.40
Form of Senior Executive Officer Capital Purchase Program Letter Agreement, executed by each of Messrs. David A. Dykstra, Richard B. Murphy, David L. Stoehr, and Edward J. Wehmer with Wintrust Financial Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.41
Investment Agreement dated as of August 26, 2008 between Wintrust Financial Corporation and CIVC-WTFC LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2008).

10.42
Asset Purchase Agreement, dated as of July 28, 2009, between American International Group, Inc. and First Insurance Funding Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2009).

10.43	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.44	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.45
Amended and Restated Credit Agreement, dated as of October 30, 2009 among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

10.46
First Amendment Agreement, dated as of December 15, 2009, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009).

10.47
Second Amendment Agreement, dated as of October 29, 2010, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.48
Third Amendment Agreement, dated as of December 6, 2010, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.49
Fourth Amendment Agreement, dated as of October 28, 2011, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on November 2, 2011).

10.50
Fifth Amendment Agreement, dated as of October 26, 2012, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on November 1, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

13.1	2012 Annual Report to Shareholders

14.1	Corporate Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 28, 2013	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and
Chief Executive Officer
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER D. CRIST Peter D. Crist	Chairman of the Board of Directors	February 28, 2013

/s/ EDWARD J. WEHMER Edward J. Wehmer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 28, 2013

/s/ JOSEPH F. DAMICO Joseph F. Damico	Director	February 28, 2013

/s/ BERT A. GETZ, JR. Bert A. Getz, Jr.	Director	February 28, 2013

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	February 28, 2013

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 28, 2013

/s/ CHARLES H. JAMES III Charles H. James III	Director	February 28, 2013

/s/ ALBIN F. MOSCHNER Albin F. Moschner	Director	February 28, 2013

/s/ THOMAS J. NEIS Thomas J. Neis	Director	February 28, 2013

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 28, 2013

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 28, 2013

/s/ SHEILA G. TALTON Sheila G. Talton	Director	February 28, 2013