Form 10-Q
period 2013-03-31
WINTRUST FINANCIAL CORP
filed 2013-05-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Common Stock — no par value, 37,039,332 shares, as of April 30, 2013

		Page
	PART I. — FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	100
ITEM 4.	Controls and Procedures	102
	PART II. — OTHER INFORMATION
ITEM 1.	Legal Proceedings	NA
ITEM 1A.	Risk Factors	103
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	103
ITEM 3.	Defaults Upon Senior Securities	NA
ITEM 4.	Mine Safety Disclosures	NA
ITEM 5.	Other Information	NA
ITEM 6.	Exhibits	104
	Signatures	105

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2013	December 31, 2012	March 31, 2012
Assets
Cash and due from banks	$199,575	$284,731	$146,014
Federal funds sold and securities purchased under resale agreements	13,626	30,297	14,588
Interest-bearing deposits with other banks (no balance restricted for securitization investors at March 31, 2013 and December 31, 2012, and a balance restricted for securitization investors of $529,418 at March 31, 2012)	685,302	1,035,743	900,755
Available-for-sale securities, at fair value	1,870,831	1,796,076	1,869,344
Trading account securities	1,036	583	1,140
Federal Home Loan Bank and Federal Reserve Bank stock	76,601	79,564	88,216
Brokerage customer receivables	25,614	24,864	31,085
Mortgage loans held-for-sale, at fair value	370,570	385,033	339,600
Mortgage loans held-for-sale, at lower of cost or market	10,352	27,167	10,728
Loans, net of unearned income, excluding covered loans	11,900,312	11,828,943	10,717,384
Covered loans	518,661	560,087	691,220
Total loans	12,418,973	12,389,030	11,408,604
Less: Allowance for loan losses	110,348	107,351	111,023
Less: Allowance for covered loan losses	12,272	13,454	17,735
Net loans (no balance restricted for securitization investors at March 31, 2013 and December 31, 2012, and a balance restricted for securitization investors of $156,132 at March 31, 2012)	12,296,353	12,268,225	11,279,846
Premises and equipment, net	504,803	501,205	434,700
FDIC indemnification asset	170,696	208,160	263,212
Accrued interest receivable and other assets	485,746	511,617	463,394
Goodwill	343,632	345,401	307,295
Other intangible assets	19,510	20,947	22,101
Total assets	$17,074,247	$17,519,613	$16,172,018
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$2,243,440	$2,396,264	$1,901,753
Interest bearing	11,719,317	12,032,280	10,764,100
Total deposits	13,962,757	14,428,544	12,665,853
Notes payable	31,911	2,093	52,639
Federal Home Loan Bank advances	414,032	414,122	466,391
Other borrowings	256,244	274,411	411,037
Secured borrowings—owed to securitization investors	—	—	428,000
Subordinated notes	15,000	15,000	35,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	1,250	—	—
Accrued interest payable and other liabilities	317,872	331,245	175,684
Total liabilities	15,248,559	15,714,908	14,484,097
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; 50,000 shares issued and outstanding at March 31, 2013, December 31, 2012 and March 31, 2012	49,941	49,906	49,802
Series C - $1,000 liquidation value; 126,500 shares issued and outstanding at March 31, 2013, December 31, 2012 and March 31, 2012	126,500	126,500	126,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2013 and December 31, 2012 and 60,000,000 shares authorized at March 31, 2012; 37,272,279 shares issued at March 31, 2013, 37,107,684 shares issued at December 31, 2012, and 36,521,562 shares issued at March 31, 2012	37,272	37,108	36,522
Surplus	1,040,098	1,036,295	1,008,326
Treasury stock, at cost, 258,572 shares at March 31, 2013, 249,329 shares at December 31, 2012, and 232,182 shares at March 31, 2012	(8,187)	(7,838)	(6,559)
Retained earnings	581,131	555,023	478,160
Accumulated other comprehensive (loss) income	(1,067)	7,711	(4,830)
Total shareholders’ equity	1,825,688	1,804,705	1,687,921
Total liabilities and shareholders’ equity	$17,074,247	$17,519,613	$16,172,018
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2013	2012
Interest income
Interest and fees on loans	$142,114	$143,555
Interest bearing deposits with banks	569	248
Federal funds sold and securities purchased under resale agreements	15	12
Securities	8,752	11,847
Trading account securities	5	9
Federal Home Loan Bank and Federal Reserve Bank stock	684	604
Brokerage customer receivables	174	211
Total interest income	152,313	156,486
Interest expense
Interest on deposits	14,504	18,030
Interest on Federal Home Loan Bank advances	2,764	3,584
Interest on notes payable and other borrowings	1,154	3,102
Interest on secured borrowings—owed to securitization investors	—	2,549
Interest on subordinated notes	59	169
Interest on junior subordinated debentures	3,119	3,157
Total interest expense	21,600	30,591
Net interest income	130,713	125,895
Provision for credit losses	15,687	17,400
Net interest income after provision for credit losses	115,026	108,495
Non-interest income
Wealth management	14,828	12,401
Mortgage banking	30,145	18,534
Service charges on deposit accounts	4,793	4,208
Gains on available-for-sale securities, net	251	816
Fees from covered call options	1,639	3,123
Gain on bargain purchases, net	—	840
Trading (losses) gains, net	(435)	146
Other	6,158	6,955
Total non-interest income	57,379	47,023
Non-interest expense
Salaries and employee benefits	77,513	69,030
Equipment	6,184	5,400
Occupancy, net	8,853	8,062
Data processing	4,599	3,618
Advertising and marketing	2,040	2,006
Professional fees	3,221	3,604
Amortization of other intangible assets	1,120	1,049
FDIC insurance	3,444	3,357
OREO (income) expense, net	(1,620)	7,178
Other	14,765	14,455
Total non-interest expense	120,119	117,759
Income before taxes	52,286	37,759
Income tax expense	20,234	14,549
Net income	$32,052	$23,210
Preferred stock dividends and discount accretion	$2,616	$1,246
Net income applicable to common shares	$29,436	$21,964
Net income per common share—Basic	$0.80	$0.61
Net income per common share—Diluted	$0.65	$0.50
Cash dividends declared per common share	$0.09	$0.09
Weighted average common shares outstanding	36,976	36,207
Dilutive potential common shares	12,463	7,530
Average common shares and dilutive common shares	49,439	43,737
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Net income	$32,052	$23,210
Unrealized losses on securities
Before tax	(7,455)	(3,219)
Tax effect	2,806	1,276
Net of tax	(4,649)	(1,943)
Less: Reclassification of net gains included in net income
Before tax	251	816
Tax effect	(100)	(327)
Net of tax	151	489
Net unrealized losses on securities	(4,800)	(2,432)
Unrealized gains on derivative instruments
Before tax	1,474	796
Tax effect	(586)	(316)
Net unrealized gains on derivative instruments	888	480
Foreign currency translation adjustment
Before tax	(6,304)	—
Tax effect	1,438	—
Net foreign currency translation adjustment	(4,866)	—
Total other comprehensive loss	(8,778)	(1,952)
Comprehensive income	$23,274	$21,258
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533
Net income	—	—	—	—	23,210	—	23,210
Other comprehensive loss, net of tax	—	—	—	—	—	(1,952)	(1,952)
Cash dividends declared on common stock	—	—	—	—	(3,261)	—	(3,261)
Dividends on preferred stock	—	—	—	—	(1,212)	—	(1,212)
Accretion on preferred stock	34	—	—	—	(34)	—	—
Stock-based compensation	—	—	2,289	—	—	—	2,289
Issuance of Series C preferred stock	126,500	—	(3,810)	—	—	—	122,690
Common stock issued for:
Exercise of stock options and warrants	—	407	7,822	(5,592)	—	—	2,637
Restricted stock awards	—	94	(94)	(855)	—	—	(855)
Employee stock purchase plan	—	17	465	—	—	—	482
Director compensation plan	—	22	338	—	—	—	360
Balance at March 31, 2012	$176,302	$36,522	$1,008,326	$(6,559)	$478,160	$(4,830)	$1,687,921
Balance at December 31, 2012	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
Net income	—	—	—	—	32,052	—	32,052
Other comprehensive loss, net of tax	—	—	—	—	—	(8,778)	(8,778)
Cash dividends declared on common stock	—	—	—	—	(3,328)	—	(3,328)
Dividends on preferred stock	—	—	—	—	(2,581)	—	(2,581)
Accretion on preferred stock	35	—	—	—	(35)	—	—
Stock-based compensation	—	—	2,413	—	—	—	2,413
Common stock issued for:
Exercise of stock options and warrants	—	9	320	(214)	—	—	115
Restricted stock awards	—	111	90	(135)	—	—	66
Employee stock purchase plan	—	13	628	—	—	—	641
Director compensation plan	—	31	352	—	—	—	383
Balance at March 31, 2013	$176,441	$37,272	$1,040,098	$(8,187)	$581,131	$(1,067)	$1,825,688
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Operating Activities:
Net income	$32,052	$23,210
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	15,687	17,400
Depreciation and amortization	6,782	5,627
Stock-based compensation expense	2,413	2,289
Tax benefit from stock-based compensation arrangements	200	12
Excess tax benefits from stock-based compensation arrangements	(222)	(643)
Net amortization (accretion) of premium on securities	3,424	(2,092)
Mortgage servicing rights fair value change and amortization, net	(273)	(514)
Originations and purchases of mortgage loans held-for-sale	(974,432)	(714,655)
Proceeds from sales of mortgage loans held-for-sale	1,033,129	699,315
Bank owned life insurance income, net of claims	(846)	(919)
(Increase) decrease in trading securities, net	(453)	1,350
Net increase in brokerage customer receivables	(750)	(3,160)
Gains on mortgage loans sold	(27,419)	(14,464)
Gains on available-for-sale securities, net	(251)	(816)
Gain on bargain purchases, net	—	(840)
Loss on sales of premises and equipment, net	1	12
Net (gain) loss on sales and fair value adjustments of other real estate owned	(2,658)	5,496
Decrease in accrued interest receivable and other assets, net	32,914	10,040
Decrease in accrued interest payable and other liabilities, net	(19,617)	(11,689)
Net Cash Provided by Operating Activities	99,681	14,959
Investing Activities:
Proceeds from maturities of available-for-sale securities	67,941	280,110
Proceeds from sales of available-for-sale securities	41,056	737,369
Purchases of available-for-sale securities	(192,379)	(952,853)
Net cash received for acquisitions	—	8,191
Divestiture of operations	(149,100)	—
Proceeds from sales of other real estate owned	30,641	25,768
Proceeds received from the FDIC related to reimbursements on covered assets	13,932	82,278
Net decrease (increase) in interest-bearing deposits with banks	350,441	(151,033)
Net increase in loans	(52,143)	(221,051)
Purchases of premises and equipment, net	(6,508)	(8,501)
Net Cash Provided by (Used for) Investing Activities	103,881	(199,722)
Financing Activities:
(Decrease) increase in deposit accounts	(314,618)	269,326
Increase (decrease) in other borrowings, net	11,576	(34,141)
Decrease in Federal Home Loan Bank advances, net	—	(8,000)
Excess tax benefits from stock-based compensation arrangements	222	643
Debt defeasance	—	(172,848)
Net proceeds from issuance of Series C preferred stock	—	122,690
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	1,354	8,699
Common stock repurchases	(349)	(6,447)
Dividends paid	(3,574)	(4,261)
Net Cash (Used for) Provided by Financing Activities	(305,389)	175,661
Net Decrease in Cash and Cash Equivalents	(101,827)	(9,102)
Cash and Cash Equivalents at Beginning of Period	315,028	169,704
Cash and Cash Equivalents at End of Period	$213,201	$160,602
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
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). Operating results reported for the three-month periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 “Summary of Significant Accounting Policies” of the Company’s 2012 Form 10-K.
(2) Recent Accounting Developments
Accumulated Other Comprehensive Income Reporting by Component
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds disclosures to make reporting of accumulated other comprehensive income more informative. Specifically, the new guidance requires a Company to identify amounts reclassified out of other comprehensive income by component. The guidance is effective for fiscal years beginning after December 15, 2012. The Company has included the required disclosures in this Form 10-Q by disclosing the reclassification amounts related to its securities, derivatives and foreign currency translation components. Other than requiring additional disclosures, adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 17 - Shareholders' Equity and Earnings Per Share, for further information.
Balance Sheet Offsetting
In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address the disclosure requirements within ASU No. 2011-11 "Disclosures about Offsetting Assets and Liabilities". ASU 2011-11 requires disclosure showing the Company's gross and net positions for derivatives and financial transactions that are either offset in accordance with GAAP or are subject to a master netting or similar agreement. The guidance is effective for fiscal years beginning on or after January 1, 2013. The Company has included required disclosures for the current and comparative periods as required by the new guidance. Other than requiring additional disclosures, adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 14 - Derivative Financial Instruments, for further information.
Subsequent Accounting for Indemnification Assets
In October 2012, the FASB issued ASU No. 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” to address the diversity in practice and interpret guidance related to the subsequent measurement of an indemnification asset recognized in a government-assisted acquisition. These indemnification assets are recorded by the Company as FDIC indemnification assets on the Consolidated Statements of Condition. This ASU clarifies existing guidance by asserting that subsequent changes in expected cash flows related to an indemnification asset should be amortized over the shorter of the life of the indemnification agreement or the life of the underlying loan. This guidance is to be applied with respect to changes in cash flows on existing indemnification agreements as well as prospectively to new indemnification agreements. The guidance is effective for fiscal years beginning after December 15, 2012. As of January 1, 2013, the Company is accounting for its FDIC indemnification assets in accordance with ASU No. 2012-06. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

(3) Business Combinations
FDIC-Assisted Transactions
In 2010 and 2011, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of six financial institutions in FDIC-assisted transactions.
Since February 2012, the Company has acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of three financial institutions in FDIC-assisted transactions. The following table presents details related to the three recent transactions:

(Dollars in thousands)	Charter National	Second Federal	First United Bank
Date of acquisition	February 10, 2012	July 20, 2012	September 28, 2012
Fair value of assets acquired, at the acquisition date	$92,355	$171,625	$328,408
Fair value of loans acquired, at the acquisition date	45,555	—	77,964
Fair value of liabilities assumed, at the acquisition date	91,570	171,582	321,734
Fair value of reimbursable losses, at the acquisition date(1)	13,164	—	67,190
Gain on bargain purchase recognized	785	43	6,675
(1) As no assets subject to loss sharing agreements were acquired in the acquisition of Second Federal, there was no fair value of reimbursable losses.
Loans comprise the majority of the assets acquired in nearly all of these FDIC-assisted transactions since 2010, most of which are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss-sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
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

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period	$208,160	$344,251
Additions from acquisitions	—	13,164
Additions from reimbursable expenses	5,033	6,864
Amortization	(2,468)	(1,576)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(26,097)	(17,213)
Payments received from the FDIC	(13,932)	(82,278)
Balance at end of period	$170,696	$263,212
Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, the Company completed the divestiture of the deposits and current banking operations of Second Federal to Self-Help Federal Credit Union. Through this transaction, the Company divested approximately $149 million of related deposits.
Other Recent Bank Acquisitions
On December 12, 2012, the Company acquired HPK. HPK is the parent company of Hyde Park Bank, which operated two banking locations in the Hyde Park neighborhood of Chicago, Illinois. As part of this transaction, Hyde Park Bank was merged into Beverly Bank. The Company acquired assets with a fair value of approximately $371.6 million, including approximately $118.5 million of loans, and assumed liabilities with a fair value of approximately $344.1 million, including approximately $243.8 million of deposits. Additionally, the Company recorded goodwill of $12.6 million on the acquisition.
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

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2013
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$220,215	$190	$(2,760)	$217,645
U.S. Government agencies	975,386	2,960	(4,631)	973,715
Municipal	107,947	2,628	(316)	110,259
Corporate notes and other:
Financial issuers	136,761	2,569	(2,280)	137,050
Other	11,628	195	—	11,823
Mortgage-backed: (1)
Mortgage-backed securities	294,728	7,360	(3,194)	298,894
Collateralized mortgage obligations	68,496	897	(5)	69,388
Other equity securities	52,413	745	(1,101)	52,057
Total available-for-sale securities	$1,867,574	$17,544	$(14,287)	$1,870,831

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$220,226	$198	$(937)	$219,487
U.S. Government agencies	986,186	4,839	(986)	990,039
Municipal	107,868	2,899	(296)	110,471
Corporate notes and other:
Financial issuers	142,205	2,452	(3,982)	140,675
Other	13,911	220	—	14,131
Mortgage-backed: (1)
Mortgage-backed securities	188,485	8,805	(30)	197,260
Collateralized mortgage obligations	73,386	928	—	74,314
Other equity securities	52,846	215	(3,362)	49,699
Total available-for-sale securities	$1,785,113	$20,556	$(9,593)	$1,796,076

	March 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$23,063	$128	$(2)	$23,189
U.S. Government agencies	682,847	4,082	(4,149)	682,780
Municipal	67,970	1,963	(18)	69,915
Corporate notes and other:
Financial issuers	148,492	2,569	(9,044)	142,017
Other	26,475	329	(5)	26,799
Mortgage-backed: (1)
Mortgage-backed securities	846,380	11,866	(806)	857,440
Collateralized mortgage obligations	28,423	286	(1)	28,708
Other equity securities	42,664	111	(4,279)	38,496
Total available-for-sale securities	$1,866,314	$21,334	$(18,304)	$1,869,344

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury	$197,422	$(2,760)	$—	$—	$197,422	$(2,760)
U.S. Government agencies	510,371	(4,629)	6,032	(2)	516,403	(4,631)
Municipal	19,977	(314)	463	(2)	20,440	(316)
Corporate notes and other:
Financial issuers	4,606	(37)	73,696	(2,243)	78,302	(2,280)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	158,142	(3,194)	—	—	158,142	(3,194)
Collateralized mortgage obligations	13,616	(5)	—	—	13,616	(5)
Other equity securities	5,920	(80)	24,379	(1,021)	30,299	(1,101)
Total	$910,054	$(11,019)	$104,570	$(3,268)	$1,014,624	$(14,287)

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
The Company does not consider securities with unrealized losses at March 31, 2013 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers and auction rate securities included in other equity securities. The corporate securities of financial issuers in this category were comprised of seven fixed-to-floating rate bonds and three trust-preferred securities, all of which continue to be considered investment grade. Additionally, a review of the issuers indicated that they all have strong capital ratios.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Realized gains	$313	$828
Realized losses	(62)	(12)
Net realized gains	$251	$816
Other than temporary impairment charges	—	—
Gains on available-for-sale securities, net	$251	$816
Proceeds from sales of available-for-sale securities	$41,056	$737,369

The amortized cost and fair value of securities as of March 31, 2013, December 31, 2012 and March 31, 2012, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$247,388	$247,836	$188,594	$189,015	$79,980	$80,351
Due in one to five years	337,431	338,633	419,588	419,654	496,724	494,391
Due in five to ten years	357,677	356,871	361,037	362,135	106,545	105,856
Due after ten years	509,441	507,152	501,177	503,999	265,598	264,102
Mortgage-backed	363,224	368,282	261,871	271,574	874,803	886,148
Other equity securities	52,413	52,057	52,846	49,699	42,664	38,496
Total available-for-sale securities	$1,867,574	$1,870,831	$1,785,113	$1,796,076	$1,866,314	$1,869,344
At March 31, 2013, December 31, 2012 and March 31, 2012, securities having a carrying value of $1.1 billion were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At March 31, 2013, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.
(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Balance:
Commercial	$2,872,695	$2,914,798	$2,544,456
Commercial real-estate	3,990,465	3,864,118	3,585,760
Home equity	759,218	788,474	840,364
Residential real-estate	360,652	367,213	361,327
Premium finance receivables—commercial	1,997,160	1,987,856	1,512,630
Premium finance receivables—life insurance	1,753,512	1,725,166	1,693,763
Indirect consumer	69,245	77,333	67,445
Consumer and other	97,365	103,985	111,639
Total loans, net of unearned income, excluding covered loans	$11,900,312	$11,828,943	$10,717,384
Covered loans	518,661	560,087	691,220
Total loans	$12,418,973	$12,389,030	$11,408,604
Mix:
Commercial	23%	24%	22%
Commercial real-estate	32	31	32
Home equity	6	6	7
Residential real-estate	3	3	3
Premium finance receivables—commercial	16	16	13
Premium finance receivables—life insurance	14	14	15
Indirect consumer	1	1	1
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	96%	96%	94%
Covered loans	4	4	6
Total loans	100%	100%	100%

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $40.0 million at March 31, 2013, $41.1 million at December 31, 2012 and $36.8 million at March 31, 2012, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $10.5 million at March 31, 2013, $13.2 million at December 31, 2012 and $12.6 million at March 31, 2012.
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

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	March 31, 2013		December 31, 2012
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$612,702	$462,129	$674,868	$503,837
Life insurance premium finance loans acquisition	519,757	499,731	536,503	514,459

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with loans acquired with evidence of credit quality deterioration since origination at March 31, 2013.

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

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$143,224	$13,055	$173,120	$18,861
Acquisitions	(78)	—	2,288	—
Accretable yield amortized to interest income	(9,577)	(2,019)	(14,892)	(3,737)
Accretable yield amortized to indemnification asset (1)	(8,706)	—	(21,377)	—
Reclassification from non-accretable difference (2)	5,412	—	41,601	—
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(8,550)	182	1,482	724
Accretable yield, ending balance (3)	$121,725	$11,218	$182,222	$15,848

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of March 31, 2013, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $42.9 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at March 31, 2013, December 31, 2012 and March 31, 2012:

As of March 31, 2013		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$17,717	$—	$1,150	$16,710	$1,533,999	$1,569,576
Franchise	125	—	—	76	194,310	194,511
Mortgage warehouse lines of credit	—	—	—	—	131,970	131,970
Community Advantage—homeowners association	—	—	—	—	82,763	82,763
Aircraft	—	—	—	—	14,112	14,112
Asset-based lending	531	—	483	5,518	680,723	687,255
Municipal	—	—	—	—	89,508	89,508
Leases	—	—	—	844	97,186	98,030
Other	—	—	—	—	127	127
Purchased non-covered commercial (1)	—	449	—	—	4,394	4,843
Total commercial	18,373	449	1,633	23,148	2,829,092	2,872,695
Commercial real-estate
Residential construction	3,094	—	945	—	33,044	37,083
Commercial construction	1,086	—	9,521	—	151,751	162,358
Land	17,976	—	—	11,563	104,039	133,578
Office	3,564	—	8,990	4,797	567,333	584,684
Industrial	7,137	—	—	986	587,402	595,525
Retail	7,915	—	6,970	5,953	565,963	586,801
Multi-family	2,088	—	1,036	4,315	505,346	512,785
Mixed use and other	18,947	—	1,573	13,560	1,288,754	1,322,834
Purchased non-covered commercial real-estate (1)	—	1,866	251	3,333	49,367	54,817
Total commercial real-estate	61,807	1,866	29,286	44,507	3,852,999	3,990,465
Home equity	14,891	—	1,370	4,324	738,633	759,218
Residential real-estate	9,606	—	782	8,680	340,751	359,819
Purchased non-covered residential real-estate (1)	—	—	198	—	635	833
Premium finance receivables
Commercial insurance loans	12,068	7,677	4,647	19,323	1,953,445	1,997,160
Life insurance loans	20	2,256	—	1,340	1,250,165	1,253,781
Purchased life insurance loans (1)	—	—	—	—	499,731	499,731
Indirect consumer	95	145	127	221	68,657	69,245
Consumer and other	1,695	—	160	493	92,379	94,727
Purchased non-covered consumer and other (1)	—	—	—	20	2,618	2,638
Total loans, net of unearned income, excluding covered loans	$118,555	$12,393	$38,203	$102,056	$11,629,105	$11,900,312
Covered loans	1,820	115,482	1,454	12,268	387,637	518,661
Total loans, net of unearned income	$120,375	$127,875	$39,657	$114,324	$12,016,742	$12,418,973

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2012		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$19,409	$—	$5,520	$15,410	$1,587,864	$1,628,203
Franchise	1,792	—	—	—	194,603	196,395
Mortgage warehouse lines of credit	—	—	—	—	215,076	215,076
Community Advantage—homeowners association	—	—	—	—	81,496	81,496
Aircraft	—	—	148	—	17,216	17,364
Asset-based lending	536	—	1,126	6,622	564,154	572,438
Municipal	—	—	—	—	91,824	91,824
Leases	—	—	—	896	89,547	90,443
Other	—	—	—	—	16,549	16,549
Purchased non-covered commercial (1)	—	496	432	7	4,075	5,010
Total commercial	21,737	496	7,226	22,935	2,862,404	2,914,798
Commercial real-estate
Residential construction	3,110	—	4	41	37,246	40,401
Commercial construction	2,159	—	885	386	167,525	170,955
Land	11,299	—	632	9,014	113,252	134,197
Office	4,196	—	1,889	3,280	560,346	569,711
Industrial	2,089	—	6,042	4,512	565,294	577,937
Retail	7,792	—	1,372	998	558,734	568,896
Multi-family	2,586	—	3,949	1,040	389,116	396,691
Mixed use and other	16,742	—	6,660	13,349	1,312,503	1,349,254
Purchased non-covered commercial real-estate (1)	—	749	2,663	2,508	50,156	56,076
Total commercial real-estate	49,973	749	24,096	35,128	3,754,172	3,864,118
Home equity	13,423	100	1,592	5,043	768,316	788,474
Residential real-estate	11,728	—	2,763	8,250	343,616	366,357
Purchased non-covered residential real-estate (1)	—	—	200	—	656	856
Premium finance receivables
Commercial insurance loans	9,302	10,008	6,729	19,597	1,942,220	1,987,856
Life insurance loans	25	—	—	5,531	1,205,151	1,210,707
Purchased life insurance loans (1)	—	—	—	—	514,459	514,459
Indirect consumer	55	189	51	442	76,596	77,333
Consumer and other	1,511	32	167	433	99,010	101,153
Purchased non-covered consumer and other (1)	—	66	32	101	2,633	2,832
Total loans, net of unearned income, excluding covered loans	$107,754	$11,640	$42,856	$97,460	$11,569,233	$11,828,943
Covered loans	1,988	122,350	16,108	7,999	411,642	560,087
Total loans, net of unearned income	$109,742	$133,990	$58,964	$105,459	$11,980,875	$12,389,030

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2012		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$17,392	$—	$9,210	$24,634	$1,454,783	$1,506,019
Franchise	1,792	—	—	100	167,385	169,277
Mortgage warehouse lines of credit	—	—	—	—	136,438	136,438
Community Advantage—homeowners association	—	—	—	—	75,786	75,786
Aircraft	260	—	428	1,189	18,014	19,891
Asset-based lending	391	—	926	970	472,524	474,811
Municipal	—	—	—	—	76,885	76,885
Leases	—	—	—	11	77,660	77,671
Other	—	—	—	—	1,733	1,733
Purchased non-covered commercial (1)	—	424	1,063	—	4,458	5,945
Total commercial	19,835	424	11,627	26,904	2,485,666	2,544,456
Commercial real-estate
Residential construction	1,807	—	—	4,469	49,835	56,111
Commercial construction	2,389	—	3,100	—	159,230	164,719
Land	25,306	—	6,606	6,833	145,297	184,042
Office	8,534	—	4,310	5,471	542,393	560,708
Industrial	1,864	—	6,683	10,101	572,255	590,903
Retail	7,323	73	—	8,797	511,884	528,077
Multi-family	3,708	—	1,496	4,691	315,043	324,938
Mixed use and other	11,773	—	17,745	30,689	1,063,733	1,123,940
Purchased non-covered commercial real-estate (1)	—	2,959	301	1,601	47,461	52,322
Total commercial real-estate	62,704	3,032	40,241	72,652	3,407,131	3,585,760
Home equity	12,881	—	2,049	6,576	818,858	840,364
Residential real-estate	5,329	—	453	13,530	341,358	360,670
Purchased non-covered residential real-estate (1)	—	—	—	—	657	657
Premium finance receivables
Commercial insurance loans	7,650	4,619	3,360	17,612	1,479,389	1,512,630
Life insurance loans	—	—	—	389	1,132,970	1,133,359
Purchased life insurance loans (1)	—	—	—	—	560,404	560,404
Indirect consumer	152	257	53	317	66,666	67,445
Consumer and other	121	—	20	1,601	109,723	111,465
Purchased non-covered consumer and other (1)	—	—	—	—	174	174
Total loans, net of unearned income, excluding covered loans	$108,672	$8,332	$57,803	$139,581	$10,402,996	$10,717,384
Covered loans	—	182,011	20,254	28,249	460,706	691,220
Total loans, net of unearned income	$108,672	$190,343	$78,057	$167,830	$10,863,702	$11,408,604

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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
The Company’s Problem Loan Reporting system automatically includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real-estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions.
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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at March 31, 2013, December 31, 2012 and March 31, 2012:

	Performing			Non-performing			Total
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Loan Balances:
Commercial
Commercial and industrial	$1,551,859	$1,608,794	$1,488,627	$17,717	$19,409	$17,392	$1,569,576	$1,628,203	$1,506,019
Franchise	194,386	194,603	167,485	125	1,792	1,792	194,511	196,395	169,277
Mortgage warehouse lines of credit	131,970	215,076	136,438	—	—	—	131,970	215,076	136,438
Community Advantage—homeowners association	82,763	81,496	75,786	—	—	—	82,763	81,496	75,786
Aircraft	14,112	17,364	19,631	—	—	260	14,112	17,364	19,891
Asset-based lending	686,724	571,902	474,420	531	536	391	687,255	572,438	474,811
Municipal	89,508	91,824	76,885	—	—	—	89,508	91,824	76,885
Leases	98,030	90,443	77,671	—	—	—	98,030	90,443	77,671
Other	127	16,549	1,733	—	—	—	127	16,549	1,733
Purchased non-covered commercial (1)	4,843	5,010	5,945	—	—	—	4,843	5,010	5,945
Total commercial	2,854,322	2,893,061	2,524,621	18,373	21,737	19,835	2,872,695	2,914,798	2,544,456
Commercial real-estate
Residential construction	33,989	37,291	54,304	3,094	3,110	1,807	37,083	40,401	56,111
Commercial construction	161,272	168,796	162,330	1,086	2,159	2,389	162,358	170,955	164,719
Land	115,602	122,898	158,736	17,976	11,299	25,306	133,578	134,197	184,042
Office	581,120	565,515	552,174	3,564	4,196	8,534	584,684	569,711	560,708
Industrial	588,388	575,848	589,039	7,137	2,089	1,864	595,525	577,937	590,903
Retail	578,886	561,104	520,681	7,915	7,792	7,396	586,801	568,896	528,077
Multi-family	510,697	394,105	321,230	2,088	2,586	3,708	512,785	396,691	324,938
Mixed use and other	1,303,887	1,332,512	1,112,167	18,947	16,742	11,773	1,322,834	1,349,254	1,123,940
Purchased non-covered commercial real-estate(1)	54,817	56,076	52,322	—	—	—	54,817	56,076	52,322
Total commercial real-estate	3,928,658	3,814,145	3,522,983	61,807	49,973	62,777	3,990,465	3,864,118	3,585,760
Home equity	744,327	774,951	827,483	14,891	13,523	12,881	759,218	788,474	840,364
Residential real-estate	350,213	354,629	355,341	9,606	11,728	5,329	359,819	366,357	360,670
Purchased non-covered residential real-estate (1)	833	856	657	—	—	—	833	856	657
Premium finance receivables
Commercial insurance loans	1,977,415	1,968,546	1,500,361	19,745	19,310	12,269	1,997,160	1,987,856	1,512,630
Life insurance loans	1,251,505	1,210,682	1,133,359	2,276	25	—	1,253,781	1,210,707	1,133,359
Purchased life insurance loans (1)	499,731	514,459	560,404	—	—	—	499,731	514,459	560,404
Indirect consumer	69,005	77,089	67,036	240	244	409	69,245	77,333	67,445
Consumer and other	93,032	99,610	111,344	1,695	1,543	121	94,727	101,153	111,465
Purchased non-covered consumer and other(1)	2,638	2,832	174	—	—	—	2,638	2,832	174
Total loans, net of unearned income, excluding covered loans	$11,771,679	$11,710,860	$10,603,763	$128,633	$118,083	$113,621	$11,900,312	$11,828,943	$10,717,384

(1)
Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months ended March 31, 2013 and 2012 is as follows:

Three months ended March 31, 2013		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,794	$52,135	$12,734	$5,560	$6,096	$267	$1,765	$107,351
Other adjustments	(3)	(217)	—	(9)	—	—	—	(229)
Reclassification to/from allowance for unfunded lending-related commitments	—	(213)	—	—	—	—	—	(213)
Charge-offs	(4,540)	(3,299)	(2,397)	(1,728)	(1,068)	(32)	(97)	(13,161)
Recoveries	295	368	162	5	294	15	94	1,233
Provision for credit losses	4,406	7,634	1,623	1,312	749	27	(384)	15,367
Allowance for loan losses at period end	$28,952	$56,408	$12,122	$5,140	$6,071	$277	$1,378	$110,348
Allowance for unfunded lending-related commitments at period end	$—	$15,287	$—	$—	$—	$—	$—	$15,287
Allowance for credit losses at period end	$28,952	$71,695	$12,122	$5,140	$6,071	$277	$1,378	$125,635
Individually evaluated for impairment	3,682	23,089	1,748	598	—	3	153	29,273
Collectively evaluated for impairment	25,270	48,409	10,374	4,532	6,071	274	1,225	96,155
Loans acquired with deteriorated credit quality	—	197	—	10	—	—	—	207
Loans at period end
Individually evaluated for impairment	$27,447	$145,203	$16,057	$12,984	$—	$58	$1,805	$203,554
Collectively evaluated for impairment	2,840,405	3,790,445	743,161	346,835	3,250,941	69,187	92,922	11,133,896
Loans acquired with deteriorated credit quality	4,843	54,817	—	833	499,731	—	2,638	562,862

Three months ended March 31, 2012		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Other adjustments	(3)	(222)	1	(14)	—	—	—	(238)
Reclassification to/from allowance for unfunded lending-related commitments	45	107	—	—	—	—	—	152
Charge-offs	(3,262)	(8,229)	(2,590)	(175)	(850)	(51)	(310)	(15,467)
Recoveries	257	131	162	2	298	30	161	1,041
Provision for credit losses	4,945	5,760	2,635	710	1,446	19	(361)	15,154
Allowance for loan losses at period end	$33,219	$53,952	$7,920	$5,551	$8,108	$643	$1,630	$111,023
Allowance for unfunded lending-related commitments at period end	$—	$13,078	$—	$—	$—	$—	$—	$13,078
Allowance for credit losses at period end	$33,219	$67,030	$7,920	$5,551	$8,108	$643	$1,630	$124,101
Individually evaluated for impairment	$3,705	$25,336	$3,056	$1,362	$—	$7	$1	$33,467
Collectively evaluated for impairment	$29,514	$41,694	$4,864	$4,189	$8,108	$636	$1,629	$90,634
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans at period end
Individually evaluated for impairment	$29,158	$197,221	$14,495	$10,791	$—	$77	$221	$251,963
Collectively evaluated for impairment	2,509,353	3,336,217	825,869	349,879	2,645,989	67,368	111,244	9,845,919
Loans acquired with deteriorated credit quality	5,945	52,322	—	657	560,404	—	174	619,502

A summary of activity in the allowance for covered loan losses for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$13,454	$12,977
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	1,600	11,229
Benefit attributable to FDIC loss share agreements	(1,280)	(8,983)
Net provision for covered loan losses	320	2,246
Increase in FDIC indemnification asset	1,280	8,983
Loans charged-off	(2,791)	(6,523)
Recoveries of loans charged-off	9	52
Net charge-offs	(2,782)	(6,471)
Balance at end of period	$12,272	$17,735
In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the FDIC indemnification asset. The allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses related to covered loans is reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the FDIC indemnification asset. Additions to expected losses will require an increase to the allowance for loan losses, and a corresponding increase to the FDIC indemnification asset. See “FDIC-Assisted Transactions” within Note 3 – Business Combinations for more detail.
Impaired Loans
A summary of impaired loans, including restructured loans, is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$101,565	$89,983	$137,805
Impaired loans with no allowance for loan loss required	101,989	114,562	114,158
Total impaired loans (2)	$203,554	$204,545	$251,963
Allowance for loan losses related to impaired loans	$14,607	$13,575	$20,989
Restructured loans	$116,345	$126,473	$165,046

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)
Impaired loans are considered by the Company to be non-accrual loans, restructured loans or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Three Months Ended
	As of March 31, 2013			March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$12,827	$14,544	$3,627	$13,034	$230
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	511	511	55	511	7
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,881	2,007	405	1,976	23
Commercial construction	8,682	8,682	49	8,983	86
Land	17,851	19,070	2,380	17,861	104
Office	5,792	5,996	659	5,853	61
Industrial	4,229	4,286	1,241	4,244	65
Retail	16,734	17,316	674	16,773	194
Multi-family	3,966	4,063	152	4,044	42
Mixed use and other	18,910	20,337	2,863	19,317	232
Home equity	5,160	5,751	1,748	5,488	57
Residential real-estate	4,357	4,974	598	4,365	49
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	14	14	3	13	—
Consumer and other	651	651	153	652	8
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$13,963	$17,153	$—	$14,344	$226
Franchise	125	1,544	—	1,189	26
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	21	1,358	—	23	18
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,208	3,579	—	3,708	42
Commercial construction	3,970	4,450	—	4,016	49
Land	11,305	16,304	—	12,048	203
Office	8,283	8,357	—	8,306	95
Industrial	5,541	5,653	—	5,563	74
Retail	14,483	15,095	—	14,628	172
Multi-family	2,200	4,541	—	2,618	54
Mixed use and other	18,168	19,483	—	18,345	269
Home equity	10,897	13,179	—	11,395	131
Residential real-estate	8,627	9,053	—	8,703	94
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	44	54	—	48	1
Consumer and other	1,154	1,610	—	1,160	24
Total loans, net of unearned income, excluding covered loans	$203,554	$229,615	$14,607	$209,208	$2,636

				For the Twelve Months Ended
	As of December 31, 2012			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,010	$12,562	$1,982	$13,312	$881
Franchise	1,792	1,792	1,259	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	511	511	55	484	26
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	2,007	2,007	389	2,007	98
Commercial construction	1,865	1,865	70	1,865	78
Land	12,184	12,860	1,414	12,673	483
Office	5,829	5,887	622	5,936	246
Industrial	1,150	1,200	224	1,208	75
Retail	13,240	13,314	343	13,230	584
Multi-family	3,954	3,954	348	3,972	157
Mixed use and other	22,249	23,166	2,989	23,185	1,165
Home equity	7,270	7,313	2,569	7,282	271
Residential real-estate	6,420	6,931	1,169	6,424	226
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	502	502	142	502	26
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$20,270	$27,574	$—	$23,877	$1,259
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,362	—	252	76
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,085	4,440	—	4,507	143
Commercial construction	12,263	13,395	—	13,635	540
Land	12,163	17,141	—	14,646	906
Office	8,939	9,521	—	9,432	437
Industrial	3,598	3,776	—	3,741	181
Retail	18,073	18,997	—	19,067	892
Multi-family	2,817	4,494	—	4,120	222
Mixed use and other	15,462	17,210	—	16,122	912
Home equity	7,320	8,758	—	8,164	376
Residential real-estate	8,390	9,189	—	9,069	337
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	53	61	—	65	6
Consumer and other	1,104	1,558	—	1,507	94
Total loans, net of unearned income, excluding covered loans	$204,545	$231,340	$13,575	$222,076	$10,819

				For the Three Months Ended
	As of March 31, 2012			March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$8,610	$10,151	$3,270	$9,121	$145
Franchise	1,792	1,792	394	1,792	31
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	258	258	41	266	3
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,807	1,882	390	1,807	24
Commercial construction	4,632	4,632	989	4,572	55
Land	49,766	53,325	4,785	50,889	584
Office	7,974	8,819	2,357	7,857	123
Industrial	460	487	62	467	6
Retail	23,312	23,337	701	22,861	244
Multi-family	6,532	6,532	1,504	6,511	81
Mixed use and other	18,473	19,324	2,070	18,452	224
Home equity	8,409	8,976	3,056	8,480	116
Residential real-estate	5,737	6,156	1,362	5,722	48
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	29	29	7	30	1
Consumer and other	14	15	1	15	1
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$18,105	$21,708	$—	$16,614	$226
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	260	260	—	260	5
Asset-based lending	133	1,452	—	622	19
Municipal	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,031	3,102	—	2,847	27
Commercial construction	9,788	9,788	—	9,790	96
Land	14,649	16,952	—	14,720	196
Office	10,187	11,875	—	10,499	128
Industrial	3,827	4,051	—	3,848	49
Retail	14,421	14,562	—	14,535	191
Multi-family	1,916	1,916	—	1,919	25
Mixed use and other	26,446	28,934	—	27,202	374
Home equity	6,086	7,441	—	6,539	72
Residential real-estate	5,054	5,818	—	5,056	52
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	48	60	—	51	1
Consumer and other	207	208	—	208	2
Total loans, net of unearned income, excluding covered loans	$251,963	$273,842	$20,989	$253,552	$3,149

Restructured Loans
At March 31, 2013, the Company had $116.3 million in loans with modified terms. The $116.3 million in modified loans represents 167 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
Each restructured loan was reviewed for impairment at March 31, 2013 and approximately $2.6 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For restructured loans in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended March 31, 2013 and 2012, the Company recorded $229,000 and $238,000, respectively, in interest income representing this decrease in impairment.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2013 and 2012, respectively, which represent troubled debt restructurings:

Three months ended March 31, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	5	$573	4	$553	2	$185	—	$—
Commercial real-estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	2	287	2	287	2	287	—	—	1	73
Retail	1	200	1	200	1	200	—	—	—	—
Multi-family	1	705	1	705	1	705	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real-estate and other	4	377	2	70	3	361	1	123	—	—
Total loans	14	$2,277	11	$1,835	11	$2,106	3	$308	1	$73

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Three months ended March 31, 2012 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest- only Payments (2)		Forgiveness of Debt (2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	3	$118	1	$14	—	$—	2	$104	—	$—
Commercial real-estate
Commercial construction	2	622	2	622	2	622	2	622	—	—
Land	14	27,992	14	27,992	12	27,004	11	22,954	—	—
Retail	5	8,633	5	8,633	5	8,633	4	8,244	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	3	1,272	3	1,272	2	1,212	2	1,129	—	—
Residential real-estate and other	4	1,046	3	927	1	118	2	844	—	—
Total loans	31	$39,683	28	$39,460	22	$37,589	23	$33,897	—	$—

(1)	Restructured loans may have more than one modification representing a concession. As such, restructured loans during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended March 31, 2013, 14 loans totaling $2.3 million were determined to be troubled debt restructurings, compared to 31 loans totaling $39.7 million in the same period of 2012. Of these loans extended at below market terms, the weighted average extension had a term of approximately 21 months during the three months ended March 31, 2013 compared to seven months for the same period of 2012. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 153 basis points and 162 basis points during the three months ending March 31, 2013 and 2012, respectively. Interest-only payment terms were approximately eight months and four months during the three months ending March 31, 2013 and 2012, respectively. Additionally, $50,000 in balances were forgiven in the first quarter of 2013 compared to zero balances forgiven during the same period of 2012.

The following table presents a summary of all loans restructured during the twelve months ended March 31, 2013 and 2012, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	21	$14,901	6	$10,377	20	$5,388	$6	$664
Commercial real-estate
Residential construction	3	2,147	—	—	1	1,105	—	—
Commercial construction	—	—	—	—	10	12,762	1	467
Land	5	4,131	1	651	20	34,452	2	1,430
Office	—	—	—	—	6	6,401	2	421
Industrial	1	727	—	—	3	2,110	—	—
Retail	4	5,085	—	—	19	27,746	3	4,299
Multi-family	2	1,085	1	705	6	4,414	—	—
Mixed use and other	12	6,061	4	2,603	35	29,696	7	6,522
Residential real-estate and other	10	969	2	221	19	6,777	3	721
Total loans	58	$35,106	14	$14,557	139	$130,851	$24	$14,524

(1)	Total restructured loans represent all loans restructured during the previous twelve months from the date indicated.

(2)	Restructured loans considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

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
During the first and second quarters of 2012, the Company purchased portions of the Notes in the open market in the amounts of $172.0 million and $67.2 million, respectively, effectively reducing the outstanding Notes, on a consolidated basis, to $360.8 million. On August 15, 2012, the securitization entity paid off the $360.8 million of Notes held by third party investors as well as the $239.2 million owed to the Company. Additionally, the Company received payment of $49.6 million related to the Subordinated securities held by the Company. As of March 31, 2013, the securitization entity held no loans or borrowings but retained approximately $36,000 in cash, which is not restricted.
The carrying values and classification of the assets and liabilities relating to the securitization activities are shown in the table below. As of March 31, 2012, the balances of interest-bearing deposits with banks and loans were restricted for securitization investors.

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Cash collateral accounts	$36	$36	$2,017
Collections and interest funding accounts	—	—	527,401
Interest-bearing deposits with banks	$36	$36	$529,418
Loans, net of unearned income	$—	$—	$156,793
Allowance for loan losses	—	—	(661)
Net loans	$—	$—	$156,132
Other assets	—	—	2,045
Total assets	$36	$36	$687,595
Secured borrowings—owed to securitization investors	$—	$—	$600,000
Other liabilities	—	—	1,187
Total liabilities	$—	$—	$601,187

(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2013	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2013
Community banking	$274,963	$—	$—	$(1,504)	$273,459
Specialty finance	38,574	—	—	(265)	38,309
Wealth management	31,864	—	—	—	31,864
Total	$345,401	$—	$—	$(1,769)	$343,632
The community banking segment's goodwill decreased $1.5 million in 2013 as a result of the subsequent purchase adjustments related to the acquisition of Hyde Park Bank in 2012. Additionally, the specialty finance segment’s goodwill decreased $265,000 during this same period as a result of subsequent purchase adjustments and foreign currency translation adjustments related to the acquisition of Macquarie Premium Funding Inc. in 2012.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of March 31, 2013 is as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$37,860	$38,176	$36,053
Accumulated amortization	(26,127)	(25,159)	(22,347)
Net carrying amount	$11,733	$13,017	$13,706
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(688)	(645)	(510)
Net carrying amount	$1,112	$1,155	$1,290
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,390	$7,390	$7,390
Accumulated amortization	(725)	(615)	(285)
Net carrying amount	$6,665	$6,775	$7,105
Total other intangible assets, net	$19,510	$20,947	$22,101

Estimated amortization
Actual in three months ended March 31, 2013	$1,120
Estimated remaining in 2013	3,239
Estimated—2014	3,834
Estimated—2015	2,309
Estimated—2016	1,753
Estimated—2017	1,388
The decrease in core deposit intangibles from 2012 was primarily from the divestiture of the deposits and current banking locations of Second Federal in the first quarter of 2013. The core deposit intangibles previously recognized in connection with this and other prior acquisitions are being amortized over a ten-year period on an accelerated basis.
The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.
The customer list intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a ten-year period on a straight-line basis.
Total amortization expense associated with finite-lived intangibles totaled approximately $1.1 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

(10) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Balance:
Non-interest bearing	$2,243,440	$2,396,264	$1,901,753
NOW	2,043,227	2,022,957	1,756,313
Wealth management deposits	868,119	991,902	933,609
Money market	2,879,636	2,761,498	2,306,726
Savings	1,258,682	1,275,012	943,066
Time certificates of deposit	4,669,653	4,980,911	4,824,386
Total deposits	$13,962,757	$14,428,544	$12,665,853
Mix:
Non-interest bearing	16%	17%	15%
NOW	15	14	14
Wealth management deposits	6	7	7
Money market	21	19	18
Savings	9	9	8
Time certificates of deposit	33	34	38
Total deposits	100%	100%	100%
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
(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Notes payable	$31,911	$2,093	$52,639
Federal Home Loan Bank advances	414,032	414,122	466,391
Other borrowings:
Securities sold under repurchase agreements	224,297	238,401	384,046
Other	31,947	36,010	26,991
Total other borrowings	256,244	274,411	411,037
Secured borrowings—owed to securitization investors	—	—	428,000
Subordinated notes	15,000	15,000	35,000
Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings, and subordinated notes	$717,187	$705,626	$1,393,067
At March 31, 2013, the Company had notes payable of $31.9 million. The Company had a $31.0 million outstanding balance of notes payable, with an interest rate of 4.00%, under a $101.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. At March 31, 2013, there was $30.0 million outstanding on the $100.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 400 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 300 basis points (the

“Eurodollar Rate”) and (2) 400 basis points. A commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.
Borrowings under the Agreement are secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2013, the Company was in compliance with all debt covenants. The Agreement is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
As a result of the acquisition of Great Lakes Advisors, the Company assumed an unsecured promissory note to a Great Lakes Advisor shareholder (“Unsecured Promissory Note”) with an outstanding balance of $911,000 as of March 31, 2013. Under the Unsecured Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points. As of March 31, 2013, the current interest rate was 1.25%.
Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real-estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. In order to achieve lower interest rates and to extend maturities, the Company may periodically restructure FHLB advances. The Company restructured $292.5 million of FHLB advances in the first quarter of 2012, paying $22.4 million in prepayment fees. The Company did not restructure any FHLB advances in the first quarter of 2013. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method.
At March 31, 2013 and 2012, securities sold under repurchase agreements represent $44.3 million and $81.6 million, respectively, of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $180.0 million and $302.5 million, respectively, of short-term borrowings from brokers. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at March 31, 2013 and 2012 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of Tangible Equity Units (TEUs) in December 2010 and a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company. The junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. At March 31, 2013, these notes had an outstanding balance of $12.2 million. See Note 17 – Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs. At March 31, 2013 the Fixed-rate Promissory Note had an outstanding balance of $19.7 million. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.
During the third quarter of 2009, the Company entered into an off-balance sheet securitization transaction sponsored by FIFC. In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a qualifying special purpose entity (the “QSPE”). The QSPE issued $600 million Class A notes, which were reflected on the Company's Consolidated Statements of Condition as secured borrowings owed to securitization investors, that had an annual interest rate of one-month LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under TALF. During the first and second quarters of 2012, the Company purchased $172.0 million and $67.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the Company completely paid-off the remaining portion of these Notes as reflected on the Company’s Consolidated Statements of Condition as secured borrowings owed to securitization investors. See Note 8 — Loan Securitization, for more information on the QSPE.
At March 31, 2013, the Company had an obligation for one subordinated note with a remaining balance of $15.0 million. This subordinated note was issued in October 2005 (funded in May 2006). During the second quarter of 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. The remaining subordinated note as of March 31, 2013 requires annual principal payments of $5.0 million on May 29, 2013, 2014 and 2015. The Company may redeem the subordinated note without payment of premium or penalty at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.

(12) Junior Subordinated Debentures
As of March 31, 2013, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2013. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2013	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.54%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.08%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.88%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.23%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.73%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	L+1.63	1.91%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.30%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.30%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.28%	05/2004	05/2034	05/2009
Total			$249,493		2.47%
The junior subordinated debentures totaled $249.5 million at March 31, 2013, December 31, 2012 and March 31, 2012.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2013, the weighted average contractual interest rate on the junior subordinated debentures was 2.47%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of March 31, 2013, was 4.88%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At March 31, 2013, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

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
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to as those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2012 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. Intersegment revenue and transfers are generally accounted for at current market prices. The parent and intersegment eliminations reflected parent company information and intersegment eliminations.

The following is a summary of certain operating information for reportable segments:

	Three months ended March 31,		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	2013	2012
Net interest income:
Community banking	$123,434	$121,134	$2,300	2%
Specialty finance	31,090	27,586	3,504	13
Wealth management	1,264	1,724	(460)	(27)
Parent and inter-segment eliminations	(25,075)	(24,549)	(526)	(2)
Total net interest income	$130,713	$125,895	$4,818	4%
Non-interest income:
Community banking	$39,882	$31,786	$8,096	25%
Specialty finance	1,693	1,371	322	23
Wealth management	17,856	15,237	2,619	17
Parent and inter-segment eliminations	(2,052)	(1,371)	(681)	(50)
Total non-interest income	$57,379	$47,023	$10,356	22%
Net revenue:
Community banking	$163,316	$152,920	$10,396	7%
Specialty finance	32,783	28,957	3,826	13
Wealth management	19,120	16,961	2,159	13
Parent and inter-segment eliminations	(27,127)	(25,920)	(1,207)	(5)
Total net revenue	$188,092	$172,918	$15,174	9%
Segment profit:
Community banking	$33,647	$26,975	$6,672	25%
Specialty finance	13,774	12,465	1,309	11
Wealth management	2,237	1,496	741	50
Parent and inter-segment eliminations	(17,606)	(17,726)	120	1
Total segment profit	$32,052	$23,210	$8,842	38%
Segment assets:
Community banking	$16,743,196	$15,640,198	$1,102,998	7%
Specialty finance	3,932,552	3,387,001	545,551	16
Wealth management	94,918	95,275	(357)	—
Parent and inter-segment eliminations	(3,696,419)	(2,950,456)	(745,963)	(25)
Total segment assets	$17,074,247	$16,172,018	$902,229	6%
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
The Company records derivative assets and derivative liabilities on the Consolidated Statements of Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2013, December 31, 2012 and March 31, 2012:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$1	$2	$61	$6,556	$7,988	$10,178
Interest rate derivatives designated as Fair Value Hedges	$93	$104	$—	$—	$—	$—
Total derivatives designated as hedging instruments under ASC 815	$94	$106	$61	$6,556	$7,988	$10,178
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	46,559	47,440	34,966	43,706	45,767	34,706
Interest rate lock commitments	5,551	6,069	3,789	1,315	937	368
Forward commitments to sell mortgage loans	213	277	404	3,015	3,057	1,112
Foreign exchange contracts	19	14	—	153	2	—
Total derivatives not designated as hedging instruments under ASC 815	$52,342	$53,800	$39,159	$48,189	$49,763	$36,186
Total derivatives	$52,436	$53,906	$39,220	$54,745	$57,751	$46,364
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of payments at the end of each period in which the interest rate specified in the contract exceeds the agreed upon strike price. As of March 31, 2013, the Company had four interest rate swaps and two interest rate caps with an aggregate notional amount of $225 million that were designated as cash flow hedges of interest rate risk.

The table below provides details on each of these cash flow hedges as of March 31, 2013:

	March 31, 2013
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2013	50,000	(1,158)
September 2013	40,000	(1,008)
September 2016	50,000	(2,887)
October 2016	25,000	(1,503)
Total Interest Rate Swaps	165,000	(6,556)
Interest Rate Caps:
September 2014	20,000	—
September 2014	40,000	1
Total Interest Rate Caps	60,000	1
Total Cash Flow Hedges	$225,000	$(6,555)
Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three months ended March 31, 2013 or March 31, 2012. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Unrealized loss at beginning of period	$(8,673)	$(11,633)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	1,539	1,410
Amount of loss recognized in other comprehensive income	(65)	(614)
Unrealized loss at end of period	$(7,199)	$(10,837)
As of March 31, 2013, the Company estimates that during the next twelve months, $4.0 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value related to certain of its floating rate assets that contain embedded optionality due to changes in benchmark interest rates, such as LIBOR. The Company uses purchased interest rate caps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate caps designated as fair value hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike price on the contract in exchange for an up-front premium. As of March 31, 2013, the Company had one interest rate cap with a notional amount of $96.5 million that was designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate assets.
Additionally, the Company has designated two interest rate swaps with a total notional amount of $4.3 million as fair value hedges of interest rate risk associated with fixed rate commercial franchise loans. In these interest rate swaps, the Company pays a fixed rate cash flow to receive a variable rate cash flow to minimize interest rate risk associated with the lack of repricing of fixed rate loans in a rising rate environment.

For derivatives designated as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2013, the Company recognized a net loss of $1,000 in other income related to hedge ineffectiveness. The Company also recognized a net reduction to interest income of $57,000 for the three months ended March 31, 2013 related to the Company’s fair value hedges, which includes net settlements on the derivatives and amortization adjustment of the basis in the hedged item. The Company did not have any fair value hedges outstanding prior to the second quarter of 2012.
The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of March 31, 2013:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended March 31,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Three Months Ended March 31,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended March 31,
		2013	2012	2013	2012	2013	2012
Interest rate products	Other income	$(11)	$—	$10	$—	$(1)	$—
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2013, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $2.4 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2013 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2013, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $758.2 million and interest rate lock commitments with an aggregate notional amount of approximately $433.8 million. Additionally, the Company’s total mortgage loans held-for-sale at March 31, 2013 was $380.9 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of March 31, 2013 the Company held foreign currency derivatives with an aggregate notional amount of approximately $4.8 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2013, December 31, 2012 or March 31, 2012.
The Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. These interest rate caps manage rising interest rates by transforming fixed rate loans and/or securities to variable if rates continue to rise, while retaining the ability to benefit from a decline in interest rates. The Company entered into two interest rate cap derivative contracts in the second quarter of 2012, one interest rate cap derivative contract in the third quarter of 2012 and two interest rate cap derivative contracts in the first quarter of 2013. As of March 31, 2013, the five interest rate cap derivative contracts, which have not been designated as being in hedge relationships, have an aggregate notional value of $708.5 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended
(Dollars in thousands)		March 31,
Derivative	Location in income statement	2013	2012
Interest rate swaps and caps	Other income	$(297)	$151
Mortgage banking derivatives	Mortgage banking revenue	(670)	1,347
Covered call options	Fees from covered call options	1,639	3,123
Foreign exchange contracts	Other income	(146)	—
Credit Risk
Derivative instruments have inherent risks, primarily market risk and credit risk. Market risk is associated with changes in interest rates and credit risk relates to the risk that the counterparty will fail to perform according to the terms of the agreement. The amounts potentially subject to market and credit risks are the streams of interest payments under the contracts and the market value of the derivative instrument and not the notional principal amounts used to express the volume of the transactions. Market and credit risks are managed and monitored as part of the Company's overall asset-liability management process, except that the credit risk related to derivatives entered into with certain qualified borrowers is managed through the Company's standard loan underwriting process since these derivatives are secured through collateral provided by the loan agreements. Actual exposures are monitored against various types of credit limits established to contain risk within parameters. When deemed necessary, appropriate types and amounts of collateral are obtained to minimize credit exposure.

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2013 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $50.6 million.

The Company's is also exposed to the credit risk of its commercial borrowers who are counterparties to interest rate derivatives with the Banks. This counterparty risk related to the commercial borrowers is managed and monitored through the Banks' standard underwriting process applicable to loans since these derivatives are secured through collateral provided by the loan agreement. The counterparty risk associated with the mirror-image swaps executed with third parties is monitored and managed in connection with the Company's overall asset liability management process.

The Company records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the Consolidated Statements of Condition. The tables below summarize the Company's interest rate derivatives and offsetting positions as of the dates shown.

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
Gross Amounts Recognized	$46,653	$47,546	$35,027	$50,262	$53,755	$44,884
Less: Amounts offset in the Statements of Financial Condition	$—	$—	$—	$—	$—	$—
Net amount presented in the Statements of Financial Condition	$46,653	$47,546	$35,027	$50,262	$53,755	$44,884
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(1,523)	(339)	(61)	(1,523)	(339)	(61)
Securities Collateral Posted (1)	—	—	—	(43,361)	(46,811)	(29,353)
Cash Collateral Posted	—	—	—	(2,445)	(6,605)	(7,055)
Net Credit Exposure	$45,130	$47,207	$34,966	$2,933	$—	$8,415

(1)
As of December 31, 2012, the Company posted securities collateral of $49.9 million which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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
At March 31, 2013, the Company classified $32.3 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the first quarter of 2013, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2013 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At March 31, 2013, the Company held $24.5 million of other equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At March 31, 2013, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.20%-1.52% with an average of 1.39% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—Mortgage loans originated by Wintrust Mortgage, a division of Barrington ("Wintrust Mortgage") are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At March 31, 2013, the Company classified $7.3 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at March 31, 2013 was 10.19% with discount rates applied ranging from 10%-13.5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 16%-22% or a weighted average prepayment speed of 18.32% used as an input to value the pool of mortgage servicing rights at March 31, 2013. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$217,645	$—	$217,645	$—
U.S. Government agencies	973,715	—	973,715	—
Municipal	110,259	—	77,935	32,324
Corporate notes and other	148,873	—	148,873	—
Mortgage-backed	368,282	—	368,282	—
Equity securities	52,057	—	27,587	24,470
Trading account securities	1,036	—	1,036	—
Mortgage loans held-for-sale	370,570	—	370,570	—
Mortgage servicing rights	7,344	—	—	7,344
Nonqualified deferred compensations assets	6,545	—	6,545	—
Derivative assets	52,436	—	52,436	—
Total	$2,308,762	$—	$2,244,624	$64,138
Derivative liabilities	$54,745	$—	$54,745	$—

	December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$219,487	$—	$219,487	$—
U.S. Government agencies	990,039	—	990,039	—
Municipal	110,471	—	79,701	30,770
Corporate notes and other	154,806	—	154,806	—
Mortgage-backed	271,574	—	271,574	—
Equity securities	49,699	—	27,530	22,169
Trading account securities	583	—	583	—
Mortgage loans held-for-sale	385,033	—	385,033	—
Mortgage servicing rights	6,750	—	—	6,750
Nonqualified deferred compensations assets	5,532	—	5,532	—
Derivative assets	53,906	—	53,906	—
Total	$2,247,880	$—	$2,188,191	$59,689
Derivative liabilities	$57,751	$—	$57,751	$—

	March 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$23,189	$—	$23,189	$—
U.S. Government agencies	682,780	—	682,780	—
Municipal	69,915	—	44,380	25,535
Corporate notes and other	168,816	—	168,816	—
Mortgage-backed	886,148	—	886,148	—
Equity securities	38,496	—	17,272	21,224
Trading account securities	1,140	—	1,140	—
Mortgage loans held-for-sale	339,600	—	339,600	—
Mortgage servicing rights	7,201	—	—	7,201
Nonqualified deferred compensations assets	5,315	—	5,315	—
Derivative assets	39,220	—	39,220	—
Total	$2,261,820	$—	$2,207,860	$53,960
Derivative liabilities	$46,364	$—	$46,364	$—
The aggregate remaining contractual principal balance outstanding as of March 31, 2013, December 31, 2012 and March 31, 2012 for mortgage loans held-for-sale measured at fair value under ASC 825 was $366.8 million, $379.5 million and $329.9 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $370.6 million, $385.0 million and $339.6 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of March 31, 2013, December 31, 2012 and March 31, 2012.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2013 and March 31, 2012 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2013	$30,770	$22,169	$6,750
Total net gains (losses) included in:
Net income (1)	—	—	594
Other comprehensive income	(12)	2,301	—
Purchases	1,687	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(121)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at March 31, 2013	$32,324	$24,470	$7,344

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2012	$24,211	$18,971	$6,700
Total net gains (losses) included in:
Net income (1)	—	—	501
Other comprehensive income	2	2,253	—
Purchases	3,840	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(116)	—	—
Net transfers out of Level 3 (2)	(2,402)	—	—
Balance at March 31, 2012	$25,535	$21,224	$7,201

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)
During the first quarter of 2012, one municipal security was transferred out of Level 3 into Level 2 as observable market information was available that market participants would use in pricing these securities. Transfers out of Level 3 are recognized at the end of the reporting period.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2013.

	March 31, 2013				Three Months Ended March 31, 2013 Fair Value Losses Recognized
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$121,197	$—	$—	$121,197	$5,372
Other real estate owned (1)	56,177	—	—	56,177	2,959
Mortgage loans held-for-sale, at lower of cost or market	10,352	—	10,352	—	—
Total	$187,726	$—	$10,352	$177,374	$8,331

(1)	Fair value losses recognized on other real estate owned include valuation adjustments and charge-offs during the respective period.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At March 31, 2013, the Company had $203.6 million of impaired loans classified as Level 3. Of the $203.6 million of impaired loans, $121.2 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $82.4 million were valued based on discounted cash flows in accordance with ASC 310.
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
Similar to impaired loans, the Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for other real estate owned. At March 31, 2013, the Company had $56.2 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The impairment adjustments applied to other real estate owned range from 0%-100% of the carrying value prior to impairment adjustments at March 31, 2013, with a weighted average input of 4.44%. An increased impairment adjustment applied to the carrying value results in a decreased valuation.
Mortgage loans held-for-sale, at lower of cost or market—Fair value is based on either quoted prices for the same or similar loans, or values obtained from third parties, or is estimated for portfolios of loans with similar financial characteristics and is therefore considered a Level 2 valuation.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2013 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$32,324	Bond pricing	Equivalent rating	BBB-AAA	N/A	Increase
Other Equity Securities	24,470	Discounted cash flows	Discount rate	1.20%-1.52%	1.39%	Decrease
Mortgage Servicing Rights	7,344	Discounted cash flows	Discount rate	10%-13.5%	10.19%	Decrease
			Constant prepayment rate (CPR)	16%-22%	18.32%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	121,197	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned	56,177	Appraisal value	Property specific impairment adjustment	0%-100%	4.44%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2013		At December 31, 2012		At March 31, 2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$213,201	$213,201	$315,028	$315,028	$160,602	$160,602
Interest bearing deposits with banks	685,302	685,302	1,035,743	1,035,743	900,755	900,755
Available-for-sale securities	1,870,831	1,870,831	1,796,076	1,796,076	1,869,344	1,869,344
Trading account securities	1,036	1,036	583	583	1,140	1,140
Brokerage customer receivables	25,614	25,614	24,864	24,864	31,085	31,085
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	76,601	76,601	79,564	79,564	88,216	88,216
Mortgage loans held-for-sale, at fair value	370,570	370,570	385,033	385,033	339,600	339,600
Mortgage loans held-for-sale, at lower of cost or market	10,352	10,458	27,167	27,568	10,728	10,905
Total loans	12,418,973	13,125,643	12,389,030	13,053,101	11,408,604	11,798,811
Mortgage servicing rights	7,344	7,344	6,750	6,750	7,201	7,201
Nonqualified deferred compensation assets	6,545	6,545	5,532	5,532	5,315	5,315
Derivative assets	52,436	52,436	53,906	53,906	39,220	39,220
FDIC indemnification asset	170,696	170,696	208,160	208,160	263,212	263,212
Accrued interest receivable and other	156,825	156,825	157,157	157,157	153,755	153,755
Total financial assets	$16,066,326	$16,773,102	$16,484,593	$17,149,065	$15,278,777	$15,669,161
Financial Liabilities
Non-maturity deposits	$9,293,104	9,293,104	$9,447,633	$9,447,633	$7,841,467	$7,841,467
Deposits with stated maturities	4,669,653	4,701,049	4,980,911	5,013,757	4,824,386	4,859,697
Notes payable	31,911	31,911	2,093	2,093	52,639	52,639
Federal Home Loan Bank advances	414,032	425,103	414,122	425,431	466,391	498,504
Subordinated notes	15,000	15,000	15,000	15,000	35,000	35,000
Other borrowings	256,244	256,244	274,411	274,411	411,037	411,037
Secured borrowings - owed to securitization investors	—	—	—	—	428,000	430,044
Junior subordinated debentures	249,493	250,470	249,493	250,428	249,493	177,355
Derivative liabilities	54,745	54,745	57,751	57,751	46,364	46,364
Accrued interest payable and other	11,520	11,520	11,589	11,589	11,531	11,531
Total financial liabilities	$14,995,702	$15,039,146	$15,453,003	$15,498,093	$14,366,308	$14,363,638

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
Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type such as commercial, residential real-estate, etc. Each category is further segmented by interest rate type (fixed and variable) and term. For variable-rate loans that reprice frequently, estimated fair values are based on carrying values. The fair value of residential loans is based on secondary market sources for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for other fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan. The primary impact of credit risk on the present value of the loan portfolio, however, was accommodated through the use of the allowance for loan losses, which is believed to represent the current fair value of probable incurred losses for purposes of the fair value calculation. In accordance with ASC 820, the Company has categorized loans as a Level 3 fair value measurement.
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
Secured borrowings – owed to securitization investors. The fair value of secured borrowings – owed to securitization investors is based on the discounted value of expected cash flows. In accordance with ASC 820, the Company has categorized secured borrowings – owed to securitization investors as a Level 3 fair value measurement. There were no secured borrowings - owed to securitization investors outstanding at March 31, 2013.
Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows. In accordance with ASC 820, the Company has categorized junior subordinated debentures as a Level 3 fair value measurement.
(16) Stock-Based Compensation Plans
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of March 31, 2013, assuming all performance-based shares will be issued at the maximum levels, 686,256 shares were available for future grants. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.
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
The Long-Term Incentive Program (“LTIP”), which is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity, is administered under the 2007 Plan. LTIP grants to date have consisted of time vested nonqualified stock options and performance-based stock and cash awards. The first grant of these awards was made in August 2011 and subsequent grants were made in January 2012 and January 2013. It is anticipated that LTIP awards will be granted annually. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period with overlapping performance periods starting at the beginning of each calendar year. The actual payouts of performance-based awards will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target award.
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
The following table presents the weighted average assumptions used to determine the fair value of options granted in the three month periods ending March 31, 2013 and 2012.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
Expected dividend yield	0.5%	0.6%
Expected volatility	59.7%	62.7%
Risk-free rate	0.7%	0.7%
Expected option life (in years)	4.5	4.5
Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical forfeiture experience. For performance-based awards, an estimate is made of the number of shares expected to vest as a result of projected performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.3 million in the first quarter of 2013 and in the first quarter of 2012.
A summary of the Plans' stock option activity for the three months ended March 31, 2013 and March 31, 2012 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2013	1,745,427	$42.31
Granted	219,695	37.85
Exercised	(8,336)	24.98
Forfeited or canceled	(6,330)	41.49
Outstanding at March 31, 2013	1,950,456	$41.89	3.3	$3,975
Exercisable at March 31, 2013	1,437,240	$44.64	2.3	$2,318

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2012	2,064,534	$38.83
Granted	243,116	30.98
Exercised	(388,390)	19.74
Forfeited or canceled	(14,250)	33.64
Outstanding at March 31, 2012	1,905,010	$41.75	3.5	$4,059
Exercisable at March 31, 2012	1,407,357	$45.38	2.6	$1,889

(1)	Represents the remaining weighted average contractual life in years.

(2)
Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. Options with exercise prices above the average of the high and low stock price on the last trading day of the quarter are excluded from the calculation of intrinsic value. The intrinsic value will change based on the fair market value of the Company’s stock.

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2013 and March 31, 2012 was $17.59 and $14.91, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 and 2012, was $102,000 and $4.5 million, respectively.
A summary of the Plans' restricted share and performance-based stock award activity for the three months ended March 31, 2013 and March 31, 2012 is presented below:

	Three months ended March 31, 2013		Three months ended March 31, 2012
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	314,226	$37.99	336,709	$38.29
Granted	—	—	84,851	30.98
Vested and issued	(109,725)	31.67	(93,825)	34.94
Forfeited	(674)	32.10	(959)	30.98
Outstanding at March 31	203,827	$41.40	326,776	$37.38
Vested, but not issuable at March 31	85,000	$51.88	85,000	$51.88

Performance-based Shares
Outstanding at January 1	153,915	$31.78	72,158	$33.25
Granted	102,160	37.84	116,939	30.98
Vested and issued	—	—	—	—
Net change due to estimated performance	—	—	—	—
Forfeited	(1,785)	$33.07	(3,481)	$31.91
Outstanding at March 31	254,290	$34.21	185,616	$31.85

The number of performance-based shares granted is reflected in the above table at the target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established goals and can range from 0% to 200% of the target award. The outstanding number of performance-based shares reflected in the table represents the number of shares expected to be awarded based on management's current assessment of the achievement of the goals. However, the maximum number of performance-based shares that could be issued based on the grants made to date is approximately 629,000 shares.
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
Common Stock Warrants
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury, a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. At March 31, 2013, the warrant to purchase 1,643,295 shares remains outstanding.
The Company previously issued other warrants to acquire common stock. These warrants entitled the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. In March 2012, 18,000 warrants were exercised resulting in warrants outstanding totaling 1,000 at March 31, 2012. In February 2013, the remaining warrants were exercised resulting in no warrants outstanding at March 31, 2013.
Other
In December 2012, the Company issued 372,530 shares of its common stock in the acquisition of HPK. In August 2012, the Company issued 25,493 shares of its common stock in settlement of contingent consideration related to the previously completed acquisition of Great Lakes Advisors, which is in addition to the 529,087 shares issued in July 2011 at the time of the acquisition.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$6,710	$(5,292)	$6,293	$7,711
Other comprehensive income during the period, net of tax, before reclassifications	(4,649)	(39)	(4,866)	(9,554)
Amount reclassified from accumulated other comprehensive income, net of tax	(151)	927	—	776
Net other comprehensive (loss) income during the period, net of tax	$(4,800)	$888	$(4,866)	$(8,778)
Balance at March 31, 2013	$1,910	$(4,404)	$1,427	$(1,067)

Balance at January 1, 2012	$4,204	$(7,082)	$—	$(2,878)
Other comprehensive income during the period, net of tax, before reclassifications	$(1,943)	$(364)	$—	$(2,307)
Amount reclassified from accumulated other comprehensive income, net of tax	(489)	844	—	355
Net other comprehensive (loss) income during the period, net of tax	$(2,432)	$480	$—	$(1,952)
Balance at March 31, 2012	$1,772	$(6,602)	$—	$(4,830)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of	Three Months Ended March 31,		Impacted Line on the
Accumulated Other Comprehensive Income	2013	2012	Consolidated Statements of Income
Accumulated unrealized gains on securities
Gains included in net income	$251	$816	Gains on available-for-sale securities, net
	251	816	Income before taxes
Tax effect	$(100)	$(327)	Income tax expense
Net of tax	$151	$489	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$1,539	$1,410	Interest on junior subordinated debentures
	(1,539)	(1,410)	Loss before taxes
Tax effect	$612	$566	Income tax benefit
Net of tax	$(927)	$(844)	Net loss

Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended March 31,
(In thousands, except per share data)		2013	2012
Net income		$32,052	$23,210
Less: Preferred stock dividends and discount accretion		2,616	1,246
Net income applicable to common shares—Basic	(A)	29,436	21,964
Add: Dividends on convertible preferred stock, if dilutive		2,581	—
Net income applicable to common shares—Diluted	(B)	32,017	21,964
Weighted average common shares outstanding	(C)	36,976	36,207
Effect of dilutive potential common shares
Common stock equivalents		7,443	7,530
Convertible preferred stock, if dilutive		5,020	—
Total dilutive potential common shares		12,463	7,530
Weighted average common shares and effect of dilutive potential common shares	(D)	49,439	43,737
Net income per common share:
Basic	(A/C)	$0.80	$0.61
Diluted	(B/D)	$0.65	$0.50
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
(18) Subsequent Events

On May 1, 2013, the Company completed its previously announced acquisition of First Lansing Bancorp, Inc. ("FLB"). FLB is the parent company of First National Bank of Illinois ("FNBI"), which operates seven banking locations in the south and southwest suburbs of Chicago, Illinois as well as one location in northwest Indiana. Through this transaction, subject to final adjustments, the Company acquired approximately $365 million in assets and assumed approximately $323 million in deposits. The aggregate purchase price was approximately $38.5 million. In the merger, outstanding shares of FLB common stock outstanding were converted into the right to receive merger consideration paid in a combination of approximately 40% cash and approximately 60% shares of Wintrust common stock. Immediately after the acquisition, FNBI was merged into the Company's wholly-owned subsidiary, Old Plank Trail Community Bank, N.A.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of March 31, 2013 compared with December 31, 2012 and March 31, 2012, and the results of operations for the three month periods ended March 31, 2013 and 2012, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2012 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
First Quarter Highlights
The Company recorded net income of $32.1 million for the first quarter of 2013 compared to $23.2 million in the first quarter of 2012. The results for the first quarter of 2013 demonstrate continued operating strengths as loans outstanding increased, net interest margin remained stable and our deposit funding base mix continued its beneficial shift toward an aggregate lower cost of funds. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market. For more information, see “Overview—Recent Acquisition Transactions.”
The Company increased its loan portfolio, excluding covered loans and loans held for sale, from $10.7 billion at March 31, 2012 and $11.8 billion at December 31, 2012, to $11.9 billion at March 31, 2013. The increase in the current quarter compared to the prior year quarter was primarily a result of the Company’s commercial banking initiative, growth in the premium finance receivables – commercial portfolio as well as acquisition transactions. The Company continues to make new loans, including in the commercial and commercial real-estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2013, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company continues to benefit from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. Additionally, in the first quarter of 2013, the Company was able to reduce its excess liquidity through the planned reductions in certain wholesale wealth management deposits and brokered CDs of approximately $250 million. At March 31, 2013, the Company had $898.5 million in overnight liquid funds and interest-bearing deposits with banks.
The Company recorded net interest income of $130.7 million in the first quarter of 2013 compared to $125.9 million in the first quarter of 2012. The higher level of net interest income recorded in the first quarter of 2013 compared to the first quarter of 2012 resulted from an increase in average earning assets and the positive re-pricing of retail interest-bearing deposits along with a more favorable deposit mix. Average earning assets for the first quarter of 2013 increased by $1.3 billion compared to the first quarter of 2012. Average earning asset growth over the past 12 months was primarily a result of the $1.4 billion increase in average loans, excluding covered loans, and an increase of $34 million in the average balance of liquidity management and other assets partially offset by a decrease of $131 million in the average balance of covered loans. The growth in average total loans, excluding covered loans, was comprised of an increase of $398 million in commercial loans, $378 million in commercial real-estate loans, $282 million in U.S.-originated commercial premium finance receivables, $249 million in Canadian-originated commercial premium finance receivables, $48 million in life premium finance receivables and $114 million in mortgages held for sale partially offset by a decrease of $64 million in home equity and other loans. The average earning asset growth of $1.3 billion in the first quarter of 2013 did not fully offset a 44 basis point decline in the yield on earning assets, creating a decrease in total interest income of $4.2 million in the first quarter of 2013 compared to the first quarter of 2012. Funding for the average earning asset growth of $1.3 billion was provided by an increase in total average interest bearing liabilities of $576 million (an increase in interest-bearing deposits of $1.4 billion partially offset by a decrease of $800 million of wholesale funding) and an increase of $732 million in the average balance of net free funds. A 32 basis point decline in the rate paid on total interest-bearing liabilities more than offset the increase in average balance, creating a $9 million reduction in interest expense in the first quarter of 2013 compared to the first quarter of 2012.
Non-interest income totaled $57.4 million in the first quarter of 2013 an increase of $10.4 million, or 22%, compared to the first quarter of 2012. The increase in the first quarter of 2013 compared to the first quarter of 2012 was primarily attributable to higher mortgage banking and wealth management revenues, partially offset by a decrease in fees from covered call options. Mortgage banking revenue increased $11.6 million when compared to the first quarter of 2012. The increase in mortgage banking revenue in the current quarter as compared to the first quarter of 2012 resulted primarily from higher origination volumes as well as general improvement in the overall economy (increased housing starts, home sales and median prices of homes). Loans sold to the secondary market were $974.4 million in the first quarter of 2013 compared to $714.7 million in the first quarter of 2012 (see “Non-Interest Income” section later in this document for further detail).
Non-interest expense totaled $120.1 million in the first quarter of 2013, increasing $2.4 million, or 2%, compared to the first quarter of 2012. The increase compared to the first quarter of 2012 was primarily attributable to a $8.5 million increase in salaries and employee benefits and a $2.6 million increase in equipment, occupancy and data processing expenses due to growth in the Company, partially offset by a $8.8 million decrease in OREO expense. Salaries and employee benefits expense increased primarily as a result of a $4.5 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program, a $3.9 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows and a $111,000 increase from employee benefits. OREO expense decreased primarily as a result of fewer negative valuation adjustments on properties held in OREO and higher gains on sale of properties
The Current Economic Environment
The Company’s results during the quarter reflect improvement in net charge-offs but a slight increase in non-performing assets as compared to recent quarters. The Company has continued to be disciplined in its approach to growth and has not sacrificed asset quality. However, the Company’s results continue to be impacted by the existing stressed economic environment and real estate valuations that affected both the U.S. economy, generally, and the Company’s local markets, specifically. In response to these conditions, Management continues to carefully monitor the impact on the Company of the financial markets, the depressed values of real property and other assets, loan performance, default rates and other financial and macro-economic indicators in order to navigate the challenging economic environment.
In particular:

•
The Company’s provision for credit losses, excluding covered loans, in the first quarter of 2013 totaled $15.4 million, an increase of $213,000 when compared to the first quarter of 2012. Net charge-offs decreased to $11.9 million in the first quarter of 2013 (of which $7.2 million related to commercial and commercial real-estate loans) compared to $14.4 million for the same period in 2012 (of which $11.1 million related to commercial and commercial real-estate loans).

•
The Company’s allowance for loan losses, excluding covered loans, totaled $110.3 million at March 31, 2013, reflecting a decrease of $675,000, or 1%, when compared to the same period in 2012 and an increase of $3.0 million, or 3%, when compared to December 31, 2012. At March 31, 2013, approximately $56.4 million, or 51%, of the allowance for loan losses was associated with commercial real-estate loans and another $29.0 million, or 26%, was associated with commercial loans.

•
The Company has significant exposure to commercial real-estate. At March 31, 2013, $4.0 billion, or 34%, of our loan portfolio, excluding covered loans, was commercial real-estate, with more than 92% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. As of March 31, 2013, the commercial real-estate loan portfolio was comprised of $333.0 million related to land, residential and commercial construction, $584.7 million related to office buildings, $586.8 million related to retail, $595.5 million related to industrial use, $512.8 million related to multi-family and $1.3 billion related to mixed use and other use types. In analyzing the commercial real-estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of March 31, 2013, the Company had approximately $61.8 million of non-performing commercial real-estate loans representing approximately 1.6% of the total commercial real-estate loan portfolio. $22.2 million, or 36%, of the total non-performing commercial real-estate loan portfolio related to the land, residential and commercial construction sector.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $128.6 million (of which $61.8 million, or 48%, was related to commercial real-estate) at March 31, 2013, an increase of approximately $15.0 million compared to March 31, 2012.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased by $20.0 million, to $56.2 million during the first quarter of 2013, from $76.2 million at March 31, 2012. The decrease in other real estate owned in the first quarter of 2013 compared to the same period in the prior year is primarily a result of disposals in the past 12 months. The $56.2 million of other real estate owned as of March 31, 2013 was comprised of $10.1 million of residential real-estate development property, $38.8 million of commercial real-estate property and $7.3 million of residential real-estate property.

During the quarter, Management continued its strategic efforts to resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $152.7 million as of March 31, 2013, increasing $696,000 compared to the balance of $152.0 million as of December 31, 2012. Fluctuations from period to period in loans that are past due 30 days or more and still accruing interest are primarily the result of timing of payments for loans with near term delinquencies (i.e. 30-89 days past-due).
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. At March 31, 2013, the Company had a $3.5 million estimated liability on loans expected to be repurchased from loans sold to investors compared to a $4.3 million liability and a $2.7 million liability for similar items as of December 31, 2012 and March 31, 2012, respectively. The Company recognized a reduction in its estimated obligation of $755,000 in the first quarter of 2013 based on analysis of historical claims and payments. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
In addition, during the first quarter of 2013, the Company restructured certain loans in the amount of $2.3 million by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At March 31, 2013, approximately $116.3 million in loans had terms modified, with $97.1 million of these modified loans in accruing status.
Trends in Our Three Operating Segments During the First Quarter
Community Banking
Net interest income. Net interest income for the community banking segment totaled $123.4 million for the first quarter of 2013 compared to $125.9 million for the fourth quarter of 2012 and $121.1 million for the first quarter of 2012. The decrease in net interest income in the first quarter of 2013 compared to the fourth quarter of 2012 is primarily attributable to two fewer days of interest income in the current quarter. The increase in net interest income in the current quarter compared to the first quarter of 2012 can be attributed to growth in earning assets, including those obtained in FDIC-assisted acquisitions as well as the ability to price interest-bearing deposits at more reasonable rates.
Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.
Level of non-performing loans and other real estate owned. Given the current economic conditions, problem loan expenses have been at elevated levels in recent years. Non-performing loans increased in the first quarter of 2013 as compared to the fourth quarter of 2012 and first quarter of 2012, however the company does not believe this increase is establishing a trend since the Company is committed to the timely resolution of non-performing loans. Other real estate owned decreased in the current quarter as compared to the fourth quarter of 2012 and first quarter of 2012.
Mortgage banking revenue. Mortgage banking revenue decreased $4.6 million when compared to the fourth quarter of 2012 and increased $11.6 million when compared to the first quarter of 2012. The decrease in the current quarter as compared to the fourth quarter of 2012 resulted primarily from a drop in loan volume, associated with a slight increase in mortgage rates in the current quarter and the related tightening of pricing and secondary market gains, partially offset by a reduction in recourse reserves based on analysis of historical claims and payments. The increase in the current quarter compared to the first quarter of 2012 resulted primarily from higher origination volumes as well as general improvement in the overall economy (increased housing starts, home sales and median prices of homes).
For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Specialty Finance
Financing of Commercial Insurance Premiums. FIFC originated approximately $1.1 billion of commercial insurance premium finance loans in the U.S. in the first quarter of 2013, relatively unchanged as compared to $1.0 billion of U.S. commercial insurance premium finance loan originated in both the fourth quarter of 2012 and the first quarter of 2012, respectively. The Company acquired a Canadian insurance premium funding company in the second quarter of 2012. In the first quarter of 2013, the Canadian insurance premium funding company originated approximately $126.3 million in commercial insurance premium finance loans as compared to $152.8 million in fourth quarter of 2012. For more information on this acquisition, see “Overview—Recent Acquisition Transactions.”
Financing of Life Insurance Premiums. FIFC originated approximately $85.7 million in life insurance premium finance loans in the first quarter of 2013 compared to $123.0 million in the fourth quarter of 2012, and compared to $112.8 million in the first quarter of 2012. The decline in originations in the first quarter of 2013 from the fourth quarter of 2012 is a result of seasonality as the fourth quarter historically produces the largest volume of originations. The decline in originations in the first quarter of 2013 compared to the first quarter of 2012 was a result of fewer loan originations and lower average loan sizes on originations in the current quarter.
For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Wealth Management Activities
The wealth management segment recorded higher non-interest income in the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of the acquisition of a community bank trust operation as well as continued growth within the existing business. For more information on the trust operation acquisition, see “Overview—Recent Acquisition Transactions.”
For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management Activities” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

On July 20, 2012, the Company’s wholly-owned subsidiary Hinsdale Bank, assumed the deposits and banking operations of Second Federal in an FDIC-assisted transaction. Second Federal operated three locations in Illinois; two in Chicago (Brighton Park and Little Village neighborhoods) and one in Cicero, and had $169.1 million in total deposits as of the acquisition date. Hinsdale Bank assumed substantially all of Second Federal's non-brokered deposits at a premium of $100,000. The Company subsequently divested the deposits and banking operations of Second Federal. See "Divestiture of Previous FDIC-Assisted Acquisition" below for more information.

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
Loans comprise the majority of the assets acquired in FDIC-assisted transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, OREO, and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to loss-sharing agreements as “covered loans” and use the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. At their respective acquisition dates in 2012, the Company estimated the fair value of the reimbursable losses, which were approximately $67.2 million and $13.2 million, related to the First United Bank and Charter National acquisitions, respectively. As no loans were acquired by the Company in the acquisition of Second Federal, there is no fair value of reimbursable losses. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as FDIC indemnification assets, both in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date, therefore the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration. The FDIC-assisted transactions resulted in bargain purchase gains of $6.7 million for First United Bank, $43,000 for Second Federal and $785,000 for Charter National, which are shown as a component of non-interest income on the Company’s Consolidated Statements of Income.
Other Completed Transactions
Acquisition of HPK Financial Corporation
On December 12, 2012, the Company completed its acquisition of HPK Financial Corporation (“HPK”).  HPK was the parent company of Hyde Park Bank & Trust Company, an Illinois state bank, (“Hyde Park Bank”), which operated two banking locations in the Hyde Park neighborhood of Chicago, Illinois.  As part of the transaction, Hyde Park Bank merged into the Company's wholly-owned subsidiary bank, Beverly Bank & Trust Company, N.A. (“Beverly Bank”), and the two acquired banking locations are operating as branches of Beverly Bank under the brand name Hyde Park Bank. HPK had approximately $358 million in assets and $243 million in deposits as of the acquisition date, prior to purchase accounting adjustments. The Company recorded goodwill of $12.6 million on the acquisition.
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

Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, Hinsdale Bank completed its divestiture of the deposits and current banking operations of Second Federal, which were acquired in an FDIC-assisted transaction on July 20, 2012, to Self-Help Federal Credit Union. Through this transaction, the Company divested approximately $149 million of related deposits.

Acquisitions Completed After March 31, 2013
On May 1, 2013, the Company completed its previously announced acquisition of First Lansing Bancorp, Inc. ("FLB"). FLB is the parent company of First National Bank of Illinois ("FNBI"), which operates seven banking locations in the south and southwest suburbs of Chicago, Illinois as well as one location in northwest Indiana. Through this transaction, subject to final adjustments, the Company acquired approximately $365 million in assets and assumed approximately $323 million in deposits. The aggregate purchase price was approximately $38.5 million. In the merger, outstanding shares of FLB common stock outstanding were converted into the right to receive merger consideration paid in a combination of approximately 40% cash and approximately 60% shares of Wintrust common stock. Immediately after the acquisition, FNBI was merged into the Company's wholly-owned subsidiary, Old Plank Trail Community Bank, N.A.
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

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three months ended March 31, 2013, as compared to the same period last year, are shown below:

(Dollars in thousands, except per share data)	Three months ended March 31, 2013	Three months ended March 31, 2012	Percentage (%) or Basis Point (bp)Change
Net income	$32,052	$23,210	38%
Net income per common share—Diluted	0.65	0.50	30
Pre-tax adjusted earnings (2) (6)	68,263	64,067	7
Net revenue (1)	188,092	172,918	9
Net interest income	130,713	125,895	4
Net interest margin (2)	3.41%	3.55%	(14) bp
Net overhead ratio (2) (3)	1.47	1.80	(33)
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.47	1.57	(10)
Efficiency ratio (2) (4)	63.78	68.24	(446)
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	63.46	62.17	129
Return on average assets	0.75	0.59	16
Return on average common equity	7.27	5.90	137
Return on average tangible common equity	9.35	7.55	180

At end of period
Total assets	$17,074,247	$16,172,018	6%
Total loans, excluding loans held-for-sale, excluding covered loans	11,900,312	10,717,384	11
Total loans, including loans held-for-sale, excluding covered loans	12,281,234	11,067,712	11
Total deposits	13,962,757	12,665,853	10
Total shareholders’ equity	1,825,688	1,687,921	8
Tangible common equity ratio (TCE) (2)	7.7%	7.5%	20 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.8	8.6	20
Book value per common share (2)	$38.13	$35.25	8%
Tangible common book value per share (2)	29.74	27.57	8
Market price per common share	37.04	35.79	3
Excluding covered loans:
Allowance for credit losses to total loans (5)	1.06	1.16	(10) bp
Non-performing loans to total loans	1.08	1.06	2

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

Supplemental Financial Measures/Ratios
The accounting and reporting policies of Wintrust conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible common equity ratio, tangible common book value per share, return on average tangible common equity and pre-tax adjusted earnings. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.
Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Pre-tax adjusted earnings is a significant metric in assessing the Company’s operating performance. Pre-tax adjusted earnings is calculated by adjusting income before taxes to exclude the provision for credit losses and certain significant items.
The net overhead ratio and the efficiency ratio are primarily reviewed by the Company based on pre-tax adjusted earnings. The Company believes that these measures provide a more meaningful view of the Company’s operating efficiency and expense management. The net overhead ratio, based on pre-tax adjusted earnings, is calculated by netting total adjusted non-interest expense and total adjusted non-interest income, annualizing this amount, and dividing it by total average assets. Adjusted non-interest expense is calculated by subtracting OREO expenses, covered loan collection expense, defeasance cost, seasonal payroll tax fluctuation and fees to terminate repurchase agreements. Adjusted non-interest income is calculated by adding back the recourse obligation on loans previously sold and subtracting gains or adding back losses on FDIC indemnification asset amortization, foreign currency remeasurement, investment partnerships, bargain purchase, trading and available-for-sale securities activity.
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$152,313	$156,486
Taxable-equivalent adjustment:
—Loans	150	134
—Liquidity management assets	343	329
—Other earning assets	1	3
Interest Income—FTE	$152,807	$156,952
(B) Interest Expense (GAAP)	21,600	30,591
Net interest income—FTE	131,207	126,361
(C) Net Interest Income (GAAP) (A minus B)	$130,713	$125,895
(D) Net interest margin (GAAP)	3.40%	3.54%
Net interest margin—FTE	3.41%	3.55%
(E) Efficiency ratio (GAAP)	63.95%	68.42%
Efficiency ratio—FTE	63.78%	68.24%
Efficiency ratio—Based on pre-tax adjusted earnings	63.46%	62.17%
(F) Net Overhead ratio (GAAP)	1.47%	1.80%
Net Overhead ratio—Based on pre-tax adjusted earnings	1.47%	1.57%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,825,688	$1,687,921
(G) Less: Preferred stock	(176,441)	(176,302)
Less: Intangible assets	(363,142)	(329,396)
(H) Total tangible common shareholders’ equity	$1,286,105	$1,182,223
Total assets	$17,074,247	$16,172,018
Less: Intangible assets	(363,142)	(329,396)
(I) Total tangible assets	$16,711,105	$15,842,622
Tangible common equity ratio (H/I)	7.7%	7.5%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.8%	8.6%
Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$52,286	$37,759
Add: Provision for credit losses	15,687	17,400
Add: OREO (income) expense, net	(1,620)	7,178
Add: Recourse obligation on loans previously sold	(755)	36
Add: Covered loan collection expense	699	1,399
Add: Defeasance cost	—	848
Add: Seasonal payroll tax fluctuation	1,610	2,265
Add: FDIC indemnification asset amortization	1,208	379
Add: Loss on foreign currency remeasurement	22	—
Add: Fees for termination of repurchase agreements	—	—
Less: Gain from investment partnerships	(1,058)	(1,395)
Less: Gain on bargain purchases, net	—	(840)
Less: Trading losses (gains), net	435	(146)
Less: Gains on available-for-sale securities, net	(251)	(816)
Pre-tax adjusted earnings	$68,263	$64,067
Calculation of book value per share
Total shareholders’ equity	$1,825,688	$1,687,921
Less: Preferred stock	(176,441)	(176,302)
(J) Total common equity	$1,649,247	$1,511,619
Actual common shares outstanding	37,014	36,289
Add: TEU conversion shares	6,238	6,593
(K) Common shares used for book value calculation	43,252	42,882
Book value per share (J/K)	$38.13	$35.25
Tangible common book value per share (H/K)	$29.74	$27.57
Calculation of return on average common equity
(L) Net income applicable to common shares	$29,436	$21,964
Total average shareholders' equity	1,818,127	1,564,662
Less: Average preferred stock	(176,422)	(67,852)
(M) Total average common shareholders' equity	1,641,705	1,496,810
Less: Average intangible assets	(365,505)	(327,195)
(N) Total average tangible common shareholders’ equity	1,276,200	1,169,615
Return on average common equity, annualized (L/M)	7.27%	5.90%
Return on average tangible common equity, annualized (L/N)	9.35%	7.55%

Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 47 of the Company’s 2012 Form 10-K.
Net Income
Net income for the quarter ended March 31, 2013 totaled $32.1 million, an increase of $8.8 million, or 38%, compared to the first quarter of 2012. On a per share basis, net income for the first quarter of 2013 totaled $0.65 per diluted common share compared to $0.50 in the first quarter of 2012.
The most significant factors impacting net income for the first quarter of 2013 as compared to the same period in the prior year include increased mortgage banking revenues primarily due to higher origination volumes as well as the general improvement in the overall economy (increased housing starts, home sales, and median price of homes), reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base, improvement in OREO expenses related to lower valuation adjustments on properties held and higher gains on properties sold, higher wealth management revenues partially benefited by an acquisition in March 2012 and growth within the existing business and lower provision for credit losses. These improvements were partially offset by an increase in salary expense caused by the addition of employees from acquisitions, lower interest income due to a decline in the yield on earning assets and a decrease in fees from covered call options.

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
Quarter Ended March 31, 2013 compared to the Quarter Ended March 31, 2012
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first quarter of 2013 as compared to the first quarter of 2012 (linked quarters):

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,797,310	$10,363	1.50%	$2,756,833	$13,040	1.90%
Other earning assets (2) (3) (7)	24,205	180	3.02	30,499	224	2.96
Loans, net of unearned income (2) (4) (7)	12,252,558	131,740	4.36	10,848,016	128,784	4.77
Covered loans	536,284	10,524	7.96	667,242	14,904	8.98
Total earning assets (7)	$15,610,357	$152,807	3.97%	$14,302,590	$156,952	4.41%
Allowance for loan and covered loan losses	(125,221)			(131,769)
Cash and due from banks	217,345			143,869
Other assets	1,554,362			1,520,660
Total assets	$17,256,843			$15,835,350

Interest-bearing deposits	$11,857,400	$14,504	0.50%	$10,481,822	$18,030	0.69%
Federal Home Loan Bank advances	414,092	2,764	2.71	470,345	3,584	3.06
Notes payable and other borrowings	297,151	1,154	1.57	505,814	3,102	2.47
Secured borrowings—owed to securitization investors	—	—	—	514,923	2,549	1.99
Subordinated notes	15,000	59	1.56	35,000	169	1.91
Junior subordinated notes	249,493	3,119	5.00	249,493	3,157	5.01
Total interest-bearing liabilities	$12,833,136	$21,600	0.68%	$12,257,397	$30,591	1.00%
Non-interest bearing deposits	2,290,725			1,832,627
Other liabilities	314,855			180,664
Equity	1,818,127			1,564,662
Total liabilities and shareholders’ equity	$17,256,843			$15,835,350
Interest rate spread (5) (7)			3.29%			3.41%
Net free funds/contribution (6)	$2,777,221		0.12%	$2,045,193		0.14%
Net interest income/Net interest margin(7)		$131,207	3.41%		$126,361	3.55%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2013 and 2012 were $494,000 and $466,000, respectively.

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

The net interest margin in the first quarter of 2013 declined by 14 basis points when compared to the first quarter of 2012. This decrease resulted as the yield on total average earning assets declined 44 basis points and the contribution from net free funds declined by two basis points, partially offset by a 32 basis point decrease on the rate on total average interest-bearing liabilities. The decline in the yield on average earning assets includes lower yields on our non-covered loan portfolio which was negatively impacted by competitive and economic pricing pressures. Additionally, the Company experienced lower yields on the covered loan portfolio. However, decreases in the rate on average interest-bearing liabilities primarily attributed to the positive repricing of retail interest-bearing deposits partially offset the lower loan portfolio yields.

Quarter Ended March 31, 2013 compared to the Quarter Ended December 31, 2012
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first quarter of 2013 as compared to the fourth quarter of 2012 (sequential quarters):

	For the three months ended March 31, 2013			For the three months ended December 31, 2012
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,797,310	$10,363	1.50%	$2,949,034	$9,844	1.33%
Other earning assets (2) (3) (7)	24,205	180	3.02	27,482	203	2.95
Loans, net of unearned income (2) (4) (7)	12,252,558	131,740	4.36	12,001,433	134,347	4.45
Covered loans	536,284	10,524	7.96	626,449	12,758	8.10
Total earning assets (7)	$15,610,357	$152,807	3.97%	$15,604,398	$157,152	4.01%
Allowance for loan and covered loan losses	(125,221)			(135,156)
Cash and due from banks	217,345			206,914
Other assets	1,554,362			1,572,494
Total assets	$17,256,843			$17,248,650

Interest-bearing deposits	$11,857,400	$14,504	0.50%	$11,709,058	$16,209	0.55%
Federal Home Loan Bank advances	414,092	2,764	2.71	414,289	2,835	2.72
Notes payable and other borrowings	297,151	1,154	1.57	397,807	1,565	1.57
Subordinated notes	15,000	59	1.56	15,000	66	1.72
Junior subordinated notes	249,493	3,119	5.00	249,493	3,192	5.01
Total interest-bearing liabilities	$12,833,136	$21,600	0.68%	$12,785,647	$23,867	0.74%
Non-interest bearing deposits	2,290,725			2,314,935
Other liabilities	314,855			361,244
Equity	1,818,127			1,786,824
Total liabilities and shareholders’ equity	$17,256,843			$17,248,650
Interest rate spread (5) (7)			3.29%			3.27%
Net free funds/contribution (6)	$2,777,221		0.12%	$2,818,751		0.13%
Net interest income/Net interest margin (7)		$131,207	3.41%		$133,285	3.40%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2013 and December 31, 2012 were $494,000 and $509,000, respectively.

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

The net interest margin in the first quarter of 2013 increased by one basis point when compared to the fourth quarter of 2012. This increase resulted from a six basis point decrease in the rate on total average interest-bearing liabilities which was partially offset by a four basis point decline in the yield on total average earning assets and a one basis point decline from the contribution of net free funds.

The contribution from re-pricing retail deposits and maturing wholesale funding has diminished when compared to previous quarters. Pressure on the net interest margin will be applied more from the pricing/re-pricing of loan volumes as the low rate environment prohibits further declines in interest-bearing deposits of the same magnitude.

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended March 31, 2013 and December 31, 2012 and the three months ended March 31, 2013 and March 31, 2012. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2013 Compared to Fourth Quarter of 2012	First Quarter of 2013 Compared to First Quarter of 2012
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$133,285	$126,361
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	1,152	16,919
Change due to interest rate fluctuations (rate)	(268)	(10,669)
Change due to number of days in each period	(2,962)	(1,404)
Tax-equivalent net interest income for the period ended March 31, 2013	$131,207	$131,207

Non-interest Income
For the first quarter of 2013, non-interest income totaled $57.4 million, an increase of $10.4 million, or 22%, compared to the first quarter of 2012.
The following table presents non-interest income by category for the periods presented:

	Three months ended March 31,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Brokerage	$7,267	$6,322	$945	15
Trust and asset management	7,561	6,079	1,482	24
Total wealth management	14,828	12,401	2,427	20
Mortgage banking	30,145	18,534	11,611	63
Service charges on deposit accounts	4,793	4,208	585	14
Gains on available-for-sale securities, net	251	816	(565)	(69)
Fees from covered call options	1,639	3,123	(1,484)	(48)
Gain on bargain purchases, net	—	840	(840)	(100)
Trading (losses) gains, net	(435)	146	(581)	NM
Other:
Interest rate swap fees	2,270	2,511	(241)	(10)
Bank Owned Life Insurance	846	919	(73)	(8)
Administrative services	738	766	(28)	(4)
Miscellaneous	2,304	2,759	(455)	(16)
Total Other	6,158	6,955	(797)	(11)
Total Non-Interest Income	$57,379	$47,023	$10,356	22
NM—Not Meaningful
The significant changes in non-interest income for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 are discussed below.

Wealth management revenue totaled $14.8 million in the first quarter of 2013 compared to $12.4 million in the first quarter of 2012, an increase of 20%. The increase is mostly attributable to additional revenues resulting from the acquisition of a community bank trust operation on March 30, 2012 as well as continued growth within the existing business. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended March 31, 2013, mortgage banking revenue totaled $30.1 million, an increase of $11.6 million when compared to the first quarter of 2012. The increase in mortgage banking revenue in the first quarter of 2013 as compared to the first quarter of 2012 resulted primarily from higher origination volumes due to the continuation of the late 2012 robust refinance market into 2013 as well as the general improvement in the overall economy (increased housing starts, home sales and median price of homes). Mortgage loan originations were $974.4 million in the first quarter of 2013 as compared to $714.7 million in the prior year quarter. In addition to higher origination volume, improved pricing, secondary market gains and a positive adjustment to the recourse reserve contributed to the current period increase in mortgage banking revenue. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real-estate loans for the secondary market.

A summary of the mortgage banking components is shown below:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Mortgage loans originated and sold	$974,432	$714,655
Mortgage loans serviced for others	1,016,191	963,514
Fair value of mortgage servicing rights (MSRs)	7,344	7,201
MSRs as a percentage of loans serviced	0.72%	0.75%

Fees from covered call option transactions decreased by $1.5 million in the first quarter of 2013 as compared to the same period in the prior year. Fees from covered call options decreased primarily as a result of fewer option transactions entered in the first quarter of 2013 compared to the first quarter of 2012 resulting in lower premiums received by the Company. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Historically, the Company has effectively entered into these transactions with the goal of enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities that do not qualify as hedges pursuant to accounting guidance.

Other non-interest income for the first quarter of 2013 totaled $6.2 million, a decrease of $797,000 compared to the first quarter of 2012. Miscellaneous income decreased in the first quarter of 2013 compared to the prior year quarter primarily as a result of increased FDIC indemnification asset amortization, primarily related to additional clawback expense related to a covered OREO sale during the quarter.

Non-interest Expense
Non-interest expense for the first quarter of 2013 totaled $120.1 million and increased approximately $2.4 million, or 2%, compared to the first quarter of 2012.
The following table presents non-interest expense by category for the periods presented:

	Three months ended March 31,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Salaries and employee benefits:
Salaries	$41,831	$37,933	$3,898	10
Commissions and bonus	21,276	16,802	4,474	27
Benefits	14,406	14,295	111	1
Total salaries and employee benefits	77,513	69,030	8,483	12
Equipment	6,184	5,400	784	15
Occupancy, net	8,853	8,062	791	10
Data processing	4,599	3,618	981	27
Advertising and marketing	2,040	2,006	34	2
Professional fees	3,221	3,604	(383)	(11)
Amortization of other intangible assets	1,120	1,049	71	7
FDIC insurance	3,444	3,357	87	3
OREO (income) expense, net	(1,620)	7,178	(8,798)	NM
Other:
Commissions—3rd party brokers	1,233	1,021	212	21
Postage	1,249	1,423	(174)	(12)
Stationery and supplies	934	919	15	2
Miscellaneous	11,349	11,092	257	2
Total other	14,765	14,455	310	2
Total Non-Interest Expense	$120,119	$117,759	$2,360	2
NM - Not Meaningful
The significant changes in non-interest expense for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 are discussed below.

Salaries and employee benefits expense increased $8.5 million, or 12%, in the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of a $4.5 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company's long-term incentive program, a $3.9 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows and a $111,000 increase in employee benefits.

Equipment expense totaled $6.2 million for the first quarter of 2013, an increase of $784,000 compared to the first quarter of 2012. The increase is primarily related to additional equipment depreciation as a result of acquisitions as well as increased software license fees. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software license fees.

Occupancy expense for the first quarter of 2013 was $8.9 million, an increase of $791,000, or 10%, compared to the same period in 2012. The increase is primarily the result of depreciation and maintenance and repairs on owned locations which were obtained in the Company's acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses increased $981,000 in the first quarter of 2013 totaling $4.6 million compared to $3.6 million recorded in the first quarter of 2012. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to bank acquisition transactions. Data processing expenses increased in the current quarter compared to the previous year quarter primarily due to growth in the Company.

OREO income totaled $1.6 million in the first quarter of 2013 compared to OREO expense of $7.2 million recorded in the first quarter of 2012. The OREO income recorded in the current quarter is primarily related to a $3.4 million gain recognized on a covered OREO property sale as well as fewer negative valuation adjustments on properties held in OREO. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.

Miscellaneous expenses in the first quarter of 2013 increased $257,000, or 2%, compared to the same period in the prior year. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.

Two ratios the Company uses to measure expense management are the efficiency ratio and the net overhead ratio. The Company believes that these measures provide a more meaningful view of the Company's operating efficiency and expense management. The efficiency ratio, based on pre-tax adjusted earnings, was 63.46% for the first quarter of 2013, compared to 62.17% in the first quarter of 2012. The net overhead ratio, based on pre-tax adjusted earnings, was 1.47% for the first quarter of 2013, compared to 1.57% in the first quarter of 2012. See "Supplemental Financial Measures/Ratios" section earlier in this document for further detail on these non-GAAP measures/ratios.
Income Taxes
The Company recorded income tax expense of $20.2 million for the three months ended March 31, 2013, compared to $14.5 million for same period of 2012. The effective tax rates were 38.7% and 38.5% for the first quarters of 2013 and 2012, respectively.
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
The community banking segment’s net interest income for the quarter ended March 31, 2013 totaled $123.4 million as compared to $121.1 million for the same period in 2012, an increase of $2.3 million, or 2%. The increase in the current quarter is primarily attributable to growth in earning assets, including those obtained in acquisitions as well as the ability to gather interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $39.9 million in the first quarter of 2013, an increase of $8.1 million, or 25%, when compared to the first quarter of 2012 total of $31.8 million. The increase in the current quarter as compared to the first quarter of 2012 is primarily attributed to higher mortgage banking revenue resulting from higher origination volumes as well as the general improvement in the overall economy (increased housing starts, home sales and median price of homes). The community banking segment’s after-tax profit for the quarter ended March 31, 2013 totaled $33.6 million, an increase of $6.7 million as compared to after-tax profit in the first quarter of 2012 of $27.0 million.
Net interest income for the specialty finance segment totaled $31.1 million for the quarter ended March 31, 2013, compared to $27.6 million for the same period in 2012, an increase of $3.5 million or 13%. The specialty finance segment’s non-interest income for the three month period ending March 31, 2013 totaled $1.7 million compared to the three month period ending March 31, 2012 total of $1.4 million. The increases in both net interest income and non-interest income in the current quarter are primarily attributable to revenues from the Company’s Canadian insurance premium finance subsidiary acquired in the second quarter of 2012. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 63%, 31% and 6%, respectively, of the total revenues of our specialty finance business for the three month period ending March 31, 2013. The after-tax profit of the specialty finance segment for the quarter ended March 31, 2013 totaled $13.8 million as compared to $12.5 million for the quarter ended March 31, 2012.
The wealth management segment reported net interest income of $1.3 million for the first quarter of 2013 compared to $1.7 million in the same quarter of 2012. Net interest income for this segment is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $1.1 million ($687,000 after tax) for the three month period ended March 31, 2013, compared to $1.6 million ($932,000 after tax) in the prior year quarter. This segment recorded non-interest income of $17.9 million for the first quarter of 2013 compared to $15.2 million for the first quarter of 2012. The increase in the first quarter of 2013 as compared to the first quarter of 2012 is mostly attributable to additional revenues resulting from the acquisition of a community bank trust operation on March 30, 2012 as well as continued growth within the existing business. The wealth management segment’s after-tax profit totaled $2.2 million for the first quarter of 2013 compared to after-tax profit of $1.5 million for the first quarter of 2012.
Financial Condition
Total assets were $17.1 billion at March 31, 2013, representing an increase of $902.2 million, or 6%, when compared to March 31, 2012 and a decrease of approximately $445.4 million, or 10% on an annualized basis, when compared to December 31, 2012. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $14.9 billion at March 31, 2013, $14.3 billion at March 31, 2012 and $15.4 billion at December 31, 2012. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,841,360	18%	$2,768,603	18%	$2,443,595	17%
Commercial real-estate	3,916,871	25	3,731,790	24	3,538,735	25
Home equity	774,772	5	800,616	5	851,495	6
Residential real-estate (1)	751,473	5	825,698	5	626,623	4
Premium finance receivables	3,777,563	24	3,677,591	24	3,199,028	22
Indirect consumer loans	73,238	1	78,155	1	65,587	1
Other loans	117,281	1	118,980	1	122,953	1
Total loans, net of unearned income excluding covered loans (2)	$12,252,558	79%	$12,001,433	78%	$10,848,016	76%
Covered loans	536,284	3	626,449	4	667,242	5
Total average loans (2)	$12,788,842	82%	$12,627,882	82%	$11,515,258	81%
Liquidity management assets (3)	$2,797,310	18%	$2,949,034	18%	2,756,833	19%
Other earning assets (4)	24,205	—	27,482	—	30,499	—
Total average earning assets	$15,610,357	100%	$15,604,398	100%	$14,302,590	100%
Total average assets	$17,256,843		$17,248,650		$15,835,350
Total average earning assets to total average assets		90%		90%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the first quarter of 2013 increased $1.3 billion, or 9%, to $15.6 billion, compared to the first quarter of 2012, and increased $6.0 million, or less than 1% on an annualized basis, compared to the fourth quarter of 2012. Average earning assets comprised 90% of average total assets at March 31, 2013, December 31, 2012 and March 31, 2012.
Average total loans, net of unearned income, totaled $12.8 billion in the first quarter of 2013, increasing $1.3 billion, or 11%, from the first quarter of 2012 and $161.0 million, or 5% on an annualized basis, from the fourth quarter of 2012. Average commercial loans totaled $2.8 billion in the first quarter of 2013, and increased $397.8 million, or 16%, over the average balance in the same period of 2012, while average commercial real-estate loans totaled $3.9 billion in the first quarter of 2013, increasing $378.1 million, or 11%, compared to the first quarter of 2012. Combined, these categories comprised 53% and 52% of the average loan portfolio in the first quarters of 2013 and 2012, respectively. The growth realized in these categories for the first quarter of 2013 as compared to the prior year period is primarily attributable to increased business development efforts and the acquisition of Hyde Park Bank at the end of the fourth quarter of 2012. Average balances increased compared to the quarter ended December 31, 2012, with average commercial loans increasing by $72.8 million, or 11% annualized, and average commercial real-estate loans increasing by $185.1 million, or 20% annualized.
Home equity loans averaged $774.8 million in the first quarter of 2013, and decreased $76.7 million, or 9%, when compared to the average balance in the same period of 2012 and $25.8 million, or 13% annualized, when compared to quarter ended December 31, 2012. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. Our home equity loan portfolio has performed well in light of the deterioration in the overall residential real-estate market. The number of home equity line of credit commitments originated by us has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow, and a decline in homeowners' desire to use their remaining equity as collateral.

Residential real-estate loans averaged $751.5 million in the first quarter of 2013, and increased $124.9 million, or 20% from the average balance of $626.6 million in same period of 2012. Additionally, compared to the quarter ended December 31, 2012, the average balance decreased $74.2 million, or 36% on an annualized basis. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Mortgage loans held-for-sale increased since the same period of 2012 as a result of higher origination volumes due to the continuation of the late 2012 refinance market into 2013.
Average premium finance receivables totaled $3.8 billion in the first quarter of 2013, and accounted for 30% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising approximately 54% and 46%, respectively, of the average total balance of premium finance receivables for the first quarter of 2013, compared to 47% and 53%, respectively, for the same period in 2012. In the first quarter of 2013, average premium finance receivables increased $578.5 million, or 18%, from the average balance of $3.2 billion at the same period of 2012. Additionally, the average balance increased $100.0 million, or 11% on an annualized basis, from the average balance of $3.7 billion in the quarter ended December 31, 2012. The increase during 2013 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Additionally, the increase during 2013 compared to 2012 was the result of the acquisition of Macquarie Premium Funding Inc. Approximately $1.3 billion of premium finance receivables were originated in the first quarter of 2013 compared to $1.1 billion during the same period of 2012.
Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans were financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company has established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the fourth quarter of 2012, the Company ceased the origination of indirect automobile loans through Hinsdale Bank as a result of competitive pricing pressures. During the first quarter of 2013 and 2012, average indirect consumer loans totaled $73.2 million and $65.6 million, respectively.
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
Covered loans averaged $536.3 million in the first quarter of 2013, and decreased $131.0 million, or 20%, when compared to the average balance in the same period of 2012 and decreased $90.2 million, or 58% annualized, when compared to quarter ended December 31, 2012. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. Average liquidity management assets accounted for 18% of total average earning assets in the first quarter of 2013 and fourth quarter of 2012, and 19% in the first quarter of 2012. Average liquidity management assets increased $40.5 million in the first quarter of 2013 compared to the same period 2012, and increased $151.7 million compared to the fourth quarter of 2012. The balances of liquidity management assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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
Deposits
Total deposits at March 31, 2013 were $14.0 billion an increase of $1.3 billion, or 10%, compared to total deposits at March 31, 2012. See Note 10 to the financial statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2013:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2013 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$146,322	$61,916	$161,566	$817,366	$1,187,170	0.58%
4-6 months	125,277	45,658	—	667,345	838,280	0.79%
7-9 months	4,465	51,234	—	533,132	588,831	0.72%
10-12 months	40,012	46,938	—	584,053	671,003	0.82%
13-18 months	18,370	35,645	—	491,918	545,933	1.02%
19-24 months	95,661	13,554	—	211,650	320,865	1.77%
24+ months	—	23,790	—	493,781	517,571	1.66%
Total	$430,107	$278,735	$161,566	$3,799,245	$4,669,653	0.92%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$2,290,725	16%	$2,314,935	17%	$1,832,627	15%
NOW	2,005,668	14	1,879,620	13	1,710,407	14
Wealth management deposits	966,219	7	990,621	7	780,851	6
Money market	2,804,256	20	2,571,065	18	2,275,178	19
Savings	1,251,759	9	1,209,452	9	914,399	7
Time certificates of deposit	4,829,498	34	5,058,300	36	4,800,987	39
Total average deposits	$14,148,125	100%	$14,023,993	100%	$12,314,449	100%
Total average deposits for the first quarter of 2013 were $14.1 billion, an increase of $1.8 billion, or 15%, from the first quarter of 2012. The increase in average deposits is primarily attributable to the Company’s acquisition activity in 2012, as well as deposits added which are associated with the increased commercial lending. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $458.1 million, or 25%, in the first quarter of 2013 compared to the first quarter of 2012.
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

	March 31,		December 31,
(Dollars in thousands)	2013	2012	2012	2011	2010
Total deposits	$13,962,757	$12,665,853	$14,428,544	$12,307,267	$10,803,673
Brokered deposits	538,128	884,523	787,812	674,013	639,687
Brokered deposits as a percentage of total deposits	3.9%	7.0%	5.5%	5.5%	5.9%
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
The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Notes payable	$3,424	$2,273	$52,820
Federal Home Loan Bank advances	414,092	414,289	470,345
Other borrowings:
Federal funds purchased	108	161	8,413
Securities sold under repurchase agreements	258,360	356,207	414,771
Other	35,259	39,166	29,810
Total other borrowings	$293,727	$395,534	$452,994
Secured borrowings—owed to securitization investors	—	—	514,923
Subordinated notes	15,000	15,000	35,000
Junior subordinated debentures	249,493	249,493	249,493
Total other borrowings	$975,736	$1,076,589	$1,775,575
Notes payable balances represent the balances on a loan agreement with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. The loan agreement is a $100.0 million revolving credit facility and a $1.0 million term loan available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2013, the Company had $31.9 million of notes payable outstanding compared to $2.1 million at December 31, 2012 and $52.6 million at March 31, 2012.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $414.0 million at March 31, 2013, compared to $414.1 million at December 31, 2012 and $466.4 million at March 31, 2012.

Other borrowings include securities sold under repurchase agreements, federal funds purchased, debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $256.2 million, $274.4 million and $411.0 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.
The average balance of secured borrowings represents the consolidation of a QSPE. In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that had an annual interest rate of LIBOR plus 1.45%. At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). During the first and second quarters of 2012, the Company repurchased $172.0 million and $67.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the these Notes resulting in no balance remaining at March 31, 2013 and December 31, 2012, compared to $428.0 million at March 31, 2012.
The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years with final maturity dates in 2012, 2013, and 2015. During the second quarter of 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. Subject to certain limitations, the remaining note qualifies as Tier 2 regulatory capital. Subordinated notes totaled $15.0 million at March 31, 2013 and December 31, 2012, and $35.0 million at March 31, 2012.
The Company had $249.5 million of junior subordinated debentures outstanding as of March 31, 2013, December 31, 2012 and March 31, 2012. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2013 as compared to December 31, 2012.
Shareholders’ Equity
Total shareholders’ equity was $1.8 billion at March 31, 2013, reflecting an increase of $137.8 million since March 31, 2012 and $21.0 million since December 31, 2012. The increase from December 31, 2012 was the result of net income of $32.1 million less common stock dividends of $3.3 million and preferred stock dividends of $2.6 million, $2.4 million credited to surplus for stock-based compensation costs, $1.6 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $888,000 net unrealized gains from cash flow hedges, net of tax, offset by $4.9 million of foreign currency translation adjustments, net of tax, $4.8 million in net unrealized losses from available-for-sale securities, net of tax, and $349,000 of common stock repurchases by the Company.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31, 2013	December 31, 2012	March 31, 2012
Leverage ratio	10.2%	10.0%	10.5%
Tier 1 capital to risk-weighted assets	12.4	12.1	12.7
Total capital to risk-weighted assets	13.5	13.1	13.9
Total average equity-to-total average assets(1)	10.5	10.4	9.9

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0

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
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 8.00% non-cumulative perpetual convertible preferred stock, Series A, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. In January of 2013, Wintrust declared a semi-annual cash dividend of $0.09 per common share. In each of January and July of 2012, Wintrust declared a semi-annual cash dividend of $0.09 per common share.
See Note 17 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series C preferred stock in March 2012, tangible equity units in December 2010, and Series A preferred stock in August 2008.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2013		December 31, 2012		March 31, 2012
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$2,872,695	23%	$2,914,798	24%	$2,544,456	22%
Commercial real-estate	3,990,465	32	3,864,118	31	3,585,760	32
Home equity	759,218	6	788,474	6	840,364	7
Residential real-estate	360,652	3	367,213	3	361,327	3
Premium finance receivables—commercial	1,997,160	16	1,987,856	16	1,512,630	13
Premium finance receivables—life insurance	1,753,512	14	1,725,166	14	1,693,763	15
Indirect consumer	69,245	1	77,333	1	67,445	1
Other loans	97,365	1	103,985	1	111,639	1
Total loans, net of unearned income, excluding covered loans	$11,900,312	96%	$11,828,943	96%	$10,717,384	94%
Covered loans	518,661	4	560,087	4	691,220	6
Total loans	$12,418,973	100%	$12,389,030	100%	$11,408,604	100%

Commercial and commercial real-estate loans. Our commercial and commercial real-estate loan portfolios are comprised primarily of commercial real-estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of March 31, 2013 and 2012:

As of March 31, 2013		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,569,576	22.9%	$17,717	$—	$18,279
Franchise	194,511	2.8	125	—	1,655
Mortgage warehouse lines of credit	131,970	1.9	—	—	1,288
Community Advantage—homeowner associations	82,763	1.2	—	—	207
Aircraft	14,112	0.2	—	—	74
Asset-based lending	687,255	10.0	531	—	6,307
Municipal	89,508	1.3	—	—	880
Leases	98,030	1.4	—	—	261
Other	127	—	—	—	1
Purchased non-covered commercial loans (1)	4,843	—	—	449	—
Total commercial	$2,872,695	41.7%	$18,373	$449	$28,952
Commercial Real-Estate:
Residential construction	$37,083	0.5%	$3,094	$—	$1,200
Commercial construction	162,358	2.4	1,086	—	2,749
Land	133,578	2.0	17,976	—	5,198
Office	584,684	8.5	3,564	—	5,634
Industrial	595,525	8.7	7,137	—	6,602
Retail	586,801	8.6	7,915	—	5,592
Multi-family	512,785	7.5	2,088	—	12,778
Mixed use and other	1,322,834	19.3	18,947	—	16,458
Purchased non-covered commercial real-estate (1)	54,817	0.8	—	1,866	197
Total commercial real-estate	$3,990,465	58.3%	$61,807	$1,866	$56,408
Total commercial and commercial real-estate	$6,863,160	100.0%	$80,180	$2,315	$85,360

Commercial real-estate—collateral location by state:
Illinois	$3,359,815	84.2%
Wisconsin	334,333	8.4
Total primary markets	$3,694,148	92.6%
Florida	64,999	1.6
Arizona	39,442	1.0
Indiana	53,401	1.3
Other (no individual state greater than 0.5%)	138,475	3.5
Total	$3,990,465	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of March 31, 2012		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,506,019	24.6%	$17,392	$—	$20,849
Franchise	169,277	2.8	1,792	—	1,876
Mortgage warehouse lines of credit	136,438	2.2	—	—	1,146
Community Advantage—homeowner associations	75,786	1.2	—	—	190
Aircraft	19,891	0.3	260	—	103
Asset-based lending	474,811	7.7	391	—	7,704
Municipal	76,885	1.3	—	—	1,031
Leases	77,671	1.3	—	—	306
Other	1,733	—	—	—	14
Purchased non-covered commercial loans (1)	5,945	0.1	—	424	—
Total commercial	$2,544,456	41.5%	$19,835	$424	$33,219
Commercial Real-Estate:
Residential construction	$56,111	0.9%	$1,807	$—	$1,744
Commercial construction	164,719	2.7	2,389	—	4,167
Land	184,042	3.0	25,306	—	10,606
Office	560,708	9.1	8,534	—	6,418
Industrial	590,903	9.6	1,864	—	5,475
Retail	528,077	8.6	7,323	73	4,561
Multi-family	324,938	5.3	3,708	—	8,400
Mixed use and other	1,123,940	18.4	11,773	—	12,581
Purchased non-covered commercial real-estate (1)	52,322	0.9	—	2,959	—
Total commercial real-estate	$3,585,760	58.5%	$62,704	$3,032	$53,952
Total commercial and commercial real-estate	$6,130,216	100.0%	$82,539	$3,456	$87,171

Commercial real-estate—collateral location by state:
Illinois	$2,990,714	83.4%
Wisconsin	331,901	9.3
Total primary markets	$3,322,615	92.7%
Florida	56,969	1.6
Arizona	39,329	1.1
Indiana	41,222	1.1
Other (no individual state greater than 0.5%)	125,625	3.5
Total	$3,585,760	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; small aircraft financing, an earning asset niche developed at Crystal Lake Bank; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. However, as a result of improvement in credit quality within the overall commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $29.0 million as of March 31, 2013 compared to $33.2 million as of March 31, 2012.
Our commercial real-estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 92.6% of our commercial real-estate loan portfolio is located in this region. Commercial real-estate market conditions continued to be under stress in the first quarter of 2013, however we have been able to effectively manage and reduce our total non-performing commercial real-estate loans from March 31, 2012 to March 31, 2013. As of March 31, 2013, our allowance for loan losses related to this portfolio is $56.4 million compared to $54.0 million as of March 31, 2012.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Despite difficult conditions in the U.S. residential real-estate market experienced since 2008, our mortgage warehouse lending business expanded due to the high demand for mortgage re-financings given the historically low interest rate environment at that time and the fact that many of our competitors exited the market in late 2008 and early 2009. However, increased competition in the first quarter of 2013 resulted in mortgage warehouse lines decreasing to $132.0 million as of March 31, 2013 from $136.4 million as of March 31, 2012. Our allowance for loan losses with respect to these loans is $1.3 million as of March 31, 2013.
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
Our home equity loan portfolio has performed well in light of the deterioration in the overall residential real-estate market. The number of new home equity line of credit commitments originated by us has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow, and a decline in homeowners’ desire to use their remaining equity as collateral.
Residential real-estate mortgages. Our residential real-estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2013, our residential loan portfolio totaled $360.7 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of March 31, 2013, $9.6 million of our residential real-estate mortgages, or 2.7% of our residential real-estate loan portfolio, excluding loans acquired with evidence of credit quality deterioration since origination, were classified as nonaccrual, $9.5 million were 30 to 89 days past due (2.6%) and $340.8 million were current (94.7%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2013 and 2012 was $1.0 billion and $963.5 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2013, approximately $15.8 million of our mortgage loans consist of interest-only loans.
Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.2 billion in commercial insurance premium finance receivables during the first quarter of 2013 compared to $1.0 billion in the same period of 2012. FIFC and FIFC Canada makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
During the second quarter of 2012, the Company completed its acquisition of Macquarie Premium Funding Inc. Through this transaction, the Company acquired approximately $213 million of gross premium finance receivables outstanding. See Note 3 of the Consolidated Financial Statements presented under Item 8 of this report for a discussion of this acquisition.
This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending through third party agents and brokers and because the borrowers are located nationwide and in Canada, this segment is more susceptible to third party fraud than relationship lending. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of any fraud.
The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. During the first and second quarter of 2012, the Company completely paid-off these notes. See Note 8 of the Consolidated Financial Statements presented under Item 8 of this report for a discussion of this securitization transaction.
Premium finance receivables—life insurance. In 2007, FIFC began financing life insurance policy premiums generally for high net-worth individuals. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for a total aggregate purchase price of $745.9 million.
FIFC originated approximately $85.7 million in life insurance premium finance receivables in the first quarter of 2013 as compared to $112.8 million of originations in the first quarter of 2012. The decrease in originations from period to period was the result of increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
Indirect consumer loans. As part of its strategy to pursue specialized earning asset niches to augment loan generation within the Banks’ target markets, the Company established fixed-rate automobile loan financing at Hinsdale Bank funded indirectly through unaffiliated automobile dealers. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the fourth quarter of 2012, the Company ceased the origination of indirect automobile loans through Hinsdale Bank as a result of competitive pricing pressures.
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

Variable Rate Loan Repricing and Rate Floors
The following table classifies the commercial and commercial real-estate loan portfolio at March 31, 2013 by date at which the loans reprice and the type of rate:

As of March 31, 2013	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$75,818	$329,020	$120,103	$524,941
Variable rate
With floor feature	703,600	5,880	—	709,480
Without floor feature	1,633,973	4,301	—	1,638,274
Total commercial	2,413,391	339,201	120,103	2,872,695
Commercial real-estate
Fixed rate	431,971	1,114,255	98,417	1,644,643
Variable rate
With floor feature	751,938	7,889	473	760,300
Without floor feature	1,556,047	28,375	1,100	1,585,522
Total commercial real-estate	2,739,956	1,150,519	99,990	3,990,465
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
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors, including: a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio at each of the Company’s subsidiary banks to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the Federal Reserve Bank of Chicago, the Office of the Comptroller of the Currency, the State of Illinois and the State of Wisconsin and are also reviewed by our internal audit staff.
The Company’s problem loan reporting system automatically includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real-estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions. An appraisal is ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared by the Managed Asset Division. A summary of this analysis is provided to the directors’ loan committee of the bank which originated the credit for approval of a charge-off, if necessary.
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

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Loans past due greater than 90 days and still accruing:
Commercial	$—	$—	$—
Commercial real-estate	—	—	73
Home equity	—	100	—
Residential real-estate	—	—	—
Premium finance receivables—commercial	7,677	10,008	4,619
Premium finance receivables—life insurance	2,256	—	—
Indirect consumer	145	189	257
Consumer and other	—	32	—
Total loans past due greater than 90 days and still accruing	10,078	10,329	4,949
Non-accrual loans:
Commercial	18,373	21,737	19,835
Commercial real-estate	61,807	49,973	62,704
Home equity	14,891	13,423	12,881
Residential real-estate	9,606	11,728	5,329
Premium finance receivables—commercial	12,068	9,302	7,650
Premium finance receivables—life insurance	20	25	—
Indirect consumer	95	55	152
Consumer and other	1,695	1,511	121
Total non-accrual loans	118,555	107,754	108,672
Total non-performing loans:
Commercial	18,373	21,737	19,835
Commercial real-estate	61,807	49,973	62,777
Home equity	14,891	13,523	12,881
Residential real-estate	9,606	11,728	5,329
Premium finance receivables—commercial	19,745	19,310	12,269
Premium finance receivables—life insurance	2,276	25	—
Indirect consumer	240	244	409
Consumer and other	1,695	1,543	121
Total non-performing loans	$128,633	$118,083	$113,621
Other real estate owned	50,593	56,174	69,575
Other real estate owned—obtained in acquisition	5,584	6,717	6,661
Other repossessed assets	4,315	—	—
Total non-performing assets	$189,125	$180,974	$189,857
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.64%	0.75%	0.78%
Commercial real-estate	1.55	1.29	1.75
Home equity	1.96	1.72	1.53
Residential real-estate	2.66	3.19	1.47
Premium finance receivables—commercial	0.99	0.97	0.81
Premium finance receivables—life insurance	0.13	—	—
Indirect consumer	0.35	0.32	0.61
Consumer and other	1.74	1.48	0.11
Total non-performing loans	1.08%	1.00%	1.06%
Total non-performing assets, as a percentage of total assets	1.11%	1.03%	1.17%
Allowance for loan losses as a percentage of total non-performing loans	85.79%	90.91%	97.71%

Non-performing Commercial and Commercial Real-Estate
Commercial non-performing loans totaled $18.4 million as of March 31, 2013 compared to $21.7 million as of December 31, 2012 and $19.8 million as of March 31, 2012. Commercial real-estate non-performing loans totaled $61.8 million as of March 31, 2013 compared to $50.0 million as of December 31, 2012 and $62.8 million as of March 31, 2012.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real-Estate and Home Equity
Non-performing residential real-estate and home equity loans totaled $24.5 million as of March 31, 2013. The balance decreased $754,000 from December 31, 2012 and increased $6.3 million from March 31, 2012. The March 31, 2013 non-performing balance is comprised of $9.6 million of residential real-estate (50 individual credits) and $14.9 million of home equity loans (53 individual credits). On average, this is approximately seven non-performing residential real-estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of March 31, 2013 and 2012, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	March 31, 2013	March 31, 2012
Non-performing premium finance receivables—commercial	$19,745	$12,269
- as a percent of premium finance receivables—commercial outstanding	0.99%	0.81%
Net charge-offs of premium finance receivables—commercial	$783	$560
- annualized as a percent of average premium finance receivables—commercial	0.16%	0.15%
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

Loan Portfolio Aging
The following table shows, as of March 31, 2013, only 1.1% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 1.2%, either one or two payments past due. In total, 97.7% of the Company’s total loan portfolio, excluding covered loans, as of March 31, 2013 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at March 31, 2013 and December 31, 2012:

		90+ days	60-89	30-59
As of March 31, 2013		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$17,717	$—	$1,150	$16,710	$1,533,999	$1,569,576
Franchise	125	—	—	76	194,310	194,511
Mortgage warehouse lines of credit	—	—	—	—	131,970	131,970
Community Advantage—homeowners association	—	—	—	—	82,763	82,763
Aircraft	—	—	—	—	14,112	14,112
Asset-based lending	531	—	483	5,518	680,723	687,255
Municipal	—	—	—	—	89,508	89,508
Leases	—	—	—	844	97,186	98,030
Other	—	—	—	—	127	127
Purchased non-covered commercial (1)	—	449	—	—	4,394	4,843
Total commercial	18,373	449	1,633	23,148	2,829,092	2,872,695
Commercial real-estate
Residential construction	3,094	—	945	—	33,044	37,083
Commercial construction	1,086	—	9,521	—	151,751	162,358
Land	17,976	—	—	11,563	104,039	133,578
Office	3,564	—	8,990	4,797	567,333	584,684
Industrial	7,137	—	—	986	587,402	595,525
Retail	7,915	—	6,970	5,953	565,963	586,801
Multi-family	2,088	—	1,036	4,315	505,346	512,785
Mixed use and other	18,947	—	1,573	13,560	1,288,754	1,322,834
Purchased non-covered commercial real-estate (1)	—	1,866	251	3,333	49,367	54,817
Total commercial real-estate	61,807	1,866	29,286	44,507	3,852,999	3,990,465
Home equity	14,891	—	1,370	4,324	738,633	759,218
Residential real-estate	9,606	—	782	8,680	340,751	359,819
Purchased non-covered residential real-estate (1)	—	—	198	—	635	833
Premium finance receivables
Commercial insurance loans	12,068	7,677	4,647	19,323	1,953,445	1,997,160
Life insurance loans	20	2,256	—	1,340	1,250,165	1,253,781
Purchased life insurance loans (1)	—	—	—	—	499,731	499,731
Indirect consumer	95	145	127	221	68,657	69,245
Consumer and other	1,695	—	160	493	92,379	94,727
Purchased non-covered consumer and other (1)	—	—	—	20	2,618	2,638
Total loans, net of unearned income, excluding covered loans	$118,555	$12,393	$38,203	$102,056	$11,629,105	$11,900,312
Covered loans	1,820	115,482	1,454	12,268	387,637	518,661
Total loans, net of unearned income	$120,375	$127,875	$39,657	$114,324	$12,016,742	$12,418,973

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of March 31, 2013	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.1%	—	0.1%	1.1%	97.7%	100.0%
Franchise	0.1	—	—	—	99.9	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	0.1	0.8	99.0	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	0.9	99.1	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	9.3	—	—	90.7	100.0
Total commercial	0.6	—	0.1	0.8	98.5	100.0
Commercial real-estate
Residential construction	8.3	—	2.6	—	89.1	100.0
Commercial construction	0.7	—	5.9	—	93.4	100.0
Land	13.5	—	—	8.7	77.8	100.0
Office	0.6	—	1.5	0.8	97.1	100.0
Industrial	1.2	—	—	0.2	98.6	100.0
Retail	1.4	—	1.2	1.0	96.4	100.0
Multi-family	0.4	—	0.2	0.8	98.6	100.0
Mixed use and other	1.4	—	0.1	1.0	97.5	100.0
Purchased non-covered commercial real-estate (1)	—	3.4	0.5	6.1	90.0	100.0
Total commercial real-estate	1.6	0.1	0.7	1.1	96.5	100.0
Home equity	2.0	—	0.2	0.6	97.2	100.0
Residential real-estate	2.7	—	0.2	2.4	94.7	100.0
Purchased non-covered residential real-estate (1)	—	—	23.8	—	76.2	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.4	0.2	1.0	97.8	100.0
Life insurance loans	—	0.2	—	0.1	99.7	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.2	0.2	0.3	99.2	100.0
Consumer and other	1.8	—	0.2	0.5	97.5	100.0
Purchased non-covered consumer and other (1)	—	—	—	0.8	99.2	100.0
Total loans, net of unearned income, excluding covered loans	1.0%	0.1%	0.3%	0.9%	97.7%	100.0%
Covered loans	0.4	22.3	0.3	2.4	74.6	100.0
Total loans, net of unearned income	1.0%	1.0%	0.3%	0.9%	96.8%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2012 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$19,409	$—	$5,520	$15,410	$1,587,864	$1,628,203
Franchise	1,792	—	—	—	194,603	196,395
Mortgage warehouse lines of credit	—	—	—	—	215,076	215,076
Community Advantage—homeowners association	—	—	—	—	81,496	81,496
Aircraft	—	—	148	—	17,216	17,364
Asset-based lending	536	—	1,126	6,622	564,154	572,438
Municipal	—	—	—	—	91,824	91,824
Leases	—	—	—	896	89,547	90,443
Other	—	—	—	—	16,549	16,549
Purchased non-covered commercial (1)	—	496	432	7	4,075	5,010
Total commercial	21,737	496	7,226	22,935	2,862,404	2,914,798
Commercial real-estate
Residential construction	3,110	—	4	41	37,246	40,401
Commercial construction	2,159	—	885	386	167,525	170,955
Land	11,299	—	632	9,014	113,252	134,197
Office	4,196	—	1,889	3,280	560,346	569,711
Industrial	2,089	—	6,042	4,512	565,294	577,937
Retail	7,792	—	1,372	998	558,734	568,896
Multi-family	2,586	—	3,949	1,040	389,116	396,691
Mixed use and other	16,742	—	6,660	13,349	1,312,503	1,349,254
Purchased non-covered commercial real-estate (1)	—	749	2,663	2,508	50,156	56,076
Total commercial real-estate	49,973	749	24,096	35,128	3,754,172	3,864,118
Home equity	13,423	100	1,592	5,043	768,316	788,474
Residential real-estate	11,728	—	2,763	8,250	343,616	366,357
Purchased non-covered residential real-estate (1)	—	—	200	—	656	856
Premium finance receivables
Commercial insurance loans	9,302	10,008	6,729	19,597	1,942,220	1,987,856
Life insurance loans	25	—	—	5,531	1,205,151	1,210,707
Purchased life insurance loans (1)	—	—	—	—	514,459	514,459
Indirect consumer	55	189	51	442	76,596	77,333
Consumer and other	1,511	32	167	433	99,010	101,153
Purchased non-covered consumer and other (1)	—	66	32	101	2,633	2,832
Total loans, net of unearned income, excluding covered loans	$107,754	$11,640	$42,856	$97,460	$11,569,233	$11,828,943
Covered loans	1,988	122,350	16,108	7,999	411,642	560,087
Total loans, net of unearned income	$109,742	$133,990	$58,964	$105,459	$11,980,875	$12,389,030

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of December 31, 2012	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.2%	—%	0.3%	1.0%	97.5%	100.0%
Franchise	0.9	—	—	—	99.1	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	0.9	—	99.1	100.0
Asset-based lending	0.1	—	0.2	1.2	98.5	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	1.0	99.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	9.9	8.6	0.1	81.4	100.0
Total commercial	0.8	—	0.3	0.8	98.1	100.0
Commercial real-estate
Residential construction	7.7	—	—	0.1	92.2	100.0
Commercial construction	1.3	—	0.5	0.2	98.0	100.0
Land	8.4	—	0.5	6.7	84.4	100.0
Office	0.7	—	0.3	0.6	98.4	100.0
Industrial	0.4	—	1.1	0.8	97.7	100.0
Retail	1.4	—	0.2	0.2	98.2	100.0
Multi-family	0.7	—	1.0	0.3	98.0	100.0
Mixed use and other	1.2	—	0.5	1.0	97.3	100.0
Purchased non-covered commercial real-estate (1)	—	1.3	4.8	4.5	89.4	100.0
Total commercial real-estate	1.3	—	0.6	0.9	97.2	100.0
Home equity	1.7	—	0.2	0.6	97.5	100.0
Residential real-estate	3.2	—	0.8	2.3	93.7	100.0
Purchased non-covered residential real-estate (1)	—	—	23.4	—	76.6	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.5	0.3	1.0	97.7	100.0
Life insurance loans	—	—	—	0.5	99.5	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.2	0.1	0.6	99.0	100.0
Consumer and other	1.5	—	0.2	0.4	97.9	100.0
Purchased non-covered consumer and other (1)	—	2.3	1.1	3.6	93.0	100.0
Total loans, net of unearned income, excluding covered loans	0.9%	0.1%	0.4%	0.8%	97.8%	100.0%
Covered loans	0.4	21.8	2.9	1.4	73.5	100.0
Total loans, net of unearned income	0.9%	1.1%	0.5%	0.9%	96.6%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of March 31, 2013, only $38.2 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $102.1 million or 0.9%, were 30 to 59 days (or one payment) past due. As of December 31, 2012, $42.9 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $97.5 million, or 0.8%, were 30 to 59 days (or one payment) past due.
The majority of the commercial and commercial real-estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due increased $9.2 million since December 31, 2012.
The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2013 that are current with regard to the contractual terms of the loan agreement represent 97.2% of the total home equity portfolio. Residential real-estate loans, excluding loans acquired with evidence of credit quality deterioration since origination, at March 31, 2013 that are current with regards to the contractual terms of the loan agreements comprise 94.7% of total residential real-estate loans outstanding.
Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination, for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$118,083	$120,084
Additions, net	28,030	17,867
Return to performing status	—	(922)
Payments received	(4,121)	(4,640)
Transfer to OREO	(6,890)	(6,601)
Charge-offs	(9,148)	(11,307)
Net change for niche loans (1)	2,679	(860)
Balance at end of period	$128,633	$113,621

(1)	This includes activity for premium finance receivables and indirect consumer loans.
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
Management determined that the allowance for loan losses was appropriate at March 31, 2013, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Allowance for loan losses at beginning of period	$107,351	$110,381
Provision for credit losses	15,367	15,154
Other adjustments	(229)	(238)
Reclassification (to)/from allowance for unfunded lending-related commitments	(213)	152
Charge-offs:
Commercial	4,540	3,262
Commercial real-estate	3,299	8,229
Home equity	2,397	2,590
Residential real-estate	1,728	175
Premium finance receivables—commercial	1,068	837
Premium finance receivables—life insurance	—	13
Indirect consumer	32	51
Consumer and other	97	310
Total charge-offs	13,161	15,467
Recoveries:
Commercial	295	257
Commercial real-estate	368	131
Home equity	162	162
Residential real-estate	5	2
Premium finance receivables—commercial	285	277
Premium finance receivables—life insurance	9	21
Indirect consumer	15	30
Consumer and other	94	161
Total recoveries	1,233	1,041
Net charge-offs	(11,928)	(14,426)
Allowance for loan losses at period end	$110,348	$111,023
Allowance for unfunded lending-related commitments at period end	15,287	13,078
Allowance for credit losses at period end	$125,635	$124,101
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.61%	0.49%
Commercial real-estate	0.30	0.92
Home equity	1.17	1.15
Residential real-estate	0.93	0.11
Premium finance receivables—commercial	0.16	0.15
Premium finance receivables—life insurance	—	—
Indirect consumer	0.09	0.13
Consumer and other	0.01	0.49
Total loans, net of unearned income, excluding covered loans	0.39%	0.53%
Net charge-offs as a percentage of the provision for credit losses	77.62%	95.20%
Loans at period-end, excluding covered loans	$11,900,312	$10,717,384
Allowance for loan losses as a percentage of loans at period end	0.93%	1.04%
Allowance for credit losses as a percentage of loans at period end	1.06%	1.16%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. Additions to the allowance for loan losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for loan losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for loan losses. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion of activity within the allowance for loan losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio, excluding covered loans.
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
At March 31, 2013, the Company had $203.6 million of impaired loans with $101.6 million of this balance requiring $14.6 million of specific impairment reserves. At December 31, 2012, the Company had $204.5 million of impaired loans with $90.0 million of this balance requiring $13.6 million of specific impairment reserves. The most significant fluctuations in impaired loans with specific impairment from December 31, 2012 to March 31, 2013 occurred within the commercial construction and land portfolios. The recorded investment of the commercial construction and land portfolios increased $6.8 million and $5.7 million, respectively, which was primarily the result of the addition of two credits previously not requiring a specific impairment. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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
Home Equity and Residential Real-Estate Loans:
The determination of the appropriate allowance for loan losses for residential real-estate and home equity loans differs slightly from the process used for commercial and commercial real-estate loans. The same credit risk rating system, Problem Loan Reporting system, collateral coding methodology and loss factor assignment are used. The only significant difference is in how the credit risk ratings are assigned to these loans.
The home equity loan portfolio is reviewed on a loan by loan basis by analyzing current FICO scores of the borrowers, line availability, recent line usage and the aging status of the loan. Certain of these factors, or combination of these factors, may cause a portion of the credit risk ratings of home equity loans across all banks to be downgraded. Similar to commercial and commercial real-estate loans, once a home equity loan’s credit risk rating is downgraded to a 6 through 9, the Company’s Managed Asset Division reviews and advises the subsidiary banks as to collateral valuations and as to the ultimate resolution of the credits that deteriorate to a non-accrual status to minimize losses.
Residential real-estate loans that are downgraded to a credit risk rating of 6 through 9 also enter the Problem Loan Reporting system and have the underlying collateral evaluated by the Managed Assets Division.

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
Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of March 31, 2013, home equity loans and residential mortgages comprised 6% and 3%, respectively, of the Company’s total loan portfolio. At March 31, 2013, approximately 2.9%

of all of the Company’s residential mortgage loans, excluding covered loans and loans acquired with evidence of credit quality deterioration since origination, and approximately 2.2% of all of the Company’s home equity loans, are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrate that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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

Restructured Loans
At March 31, 2013, the Company had $116.3 million in loans with modified terms representing 167 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $126.5 million representing 165 credits at December 31, 2012 and $165.0 million representing 182 credits at March 31, 2012.
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
Subsequent to its restructuring, any restructured loan with a below market rate concession that becomes nonaccrual, will remain classified by the Company as a restructured loan for its duration and will be included in the Company’s nonperforming loans. Each restructured loan was reviewed for impairment at March 31, 2013 and approximately $2.6 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2013	2012	2012
Accruing:
Commercial	$9,073	$11,871	$9,324
Commercial real-estate	83,396	89,906	134,516
Residential real-estate and other	4,653	4,342	7,176
Total accrual	$97,122	$106,119	$151,016
Non-accrual: (1)
Commercial	$2,764	$6,124	$1,465
Commercial real-estate	14,907	12,509	11,805
Residential real-estate and other	1,552	1,721	760
Total non-accrual	$19,223	$20,354	$14,030
Total restructured loans:
Commercial	$11,837	$17,995	$10,789
Commercial real-estate	98,303	102,415	146,321
Residential real-estate and other	6,205	6,063	7,936
Total restructured loans	$116,345	$126,473	$165,046
Weighted-average contractual interest rate of restructured loans	4.14%	4.11%	4.12%

(1)	Included in total non-performing loans.

Restructured Loans Rollforward
The table below presents a summary of restructured loans as of March 31, 2013 and 2012, and shows the changes in the balance during those periods:

Three Months Ended March 31, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$17,995	$102,415	$6,063	$126,473
Additions during the period	708	1,192	377	2,277
Reductions:
Charge-offs	(2,142)	(1,372)	(17)	(3,531)
Transferred to OREO and other repossessed assets	(3,800)	(167)	(103)	(4,070)
Removal of restructured loan status (1)	(609)	—	—	(609)
Payments received	(315)	(3,765)	(115)	(4,195)
Balance at period end	$11,837	$98,303	$6,205	$116,345

Three Months Ended March 31, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$10,834	$112,796	$6,888	$130,518
Additions during the period	118	38,519	1,060	39,697
Reductions:
Charge-offs	—	(1,342)	—	(1,342)
Transferred to OREO and other repossessed assets	—	(2,129)	—	(2,129)
Removal of restructured loan status (1)	—	(463)	—	(463)
Payments received	(163)	(1,060)	(12)	(1,235)
Balance at period end	$10,789	$146,321	$7,936	$165,046

(1)
Loan was previously classified as a troubled debt restructuring and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Other Real Estate Owned
In certain circumstances, the Company is required to take action against the real estate collateral of specific loans. The Company uses foreclosure only as a last resort for dealing with borrowers experiencing financial hardships. The Company employs extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. The table below presents a summary of other real estate owned, excluding covered other real estate owned, and shows the activity for the respective periods and the balance for each property type:

	Three Months Ended
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Balance at beginning of period	$62,891	$67,377	$86,523
Disposal/resolved	(7,498)	(12,516)	(11,681)
Transfers in at fair value, less costs to sell	2,128	8,030	6,876
Additions from acquisition	—	2,923	—
Fair value adjustments	(1,344)	(2,923)	(5,482)
Balance at end of period	$56,177	$62,891	$76,236

	Period End
(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Residential real-estate	$7,312	$9,077	$6,647
Residential real-estate development	10,133	12,144	14,764
Commercial real-estate	38,732	41,670	54,825
Total	$56,177	$62,891	$76,236

Other Repossessed Assets

At March 31, 2013, the Company had $4.3 million of other repossessed assets. This balance consists primarily of an airplane, which was repossessed during the first quarter of 2013 at a fair value of $3.8 million. Repossessed assets also includes miscellaneous other assets.

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
FORWARD-LOOKING STATEMENTS
This document contains, and the documents into which it may be incorporated by reference may contain, forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2012 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•
negative economic conditions that adversely affect the economy, housing prices, the job market and other factors that may affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	the financial success and economic viability of the borrowers of our commercial loans;

•	market conditions in the commercial real-estate market in the Chicago metropolitan area;

•	the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for loan and lease losses;

•
changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of the Company’s recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss- sharing arrangements with the FDIC;

•	any negative perception of the Company’s reputation or financial strength;

•	ability to raise additional capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;

•	adverse effects on our information technology systems resulting from failures, human error or tampering;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	the impact of any claims or legal actions, including any effect on our reputation;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the possibility that certain European Union member states will default on their debt obligations, which may affect the Company’s liquidity, financial conditions and results of operations;

•	examinations and challenges by tax authorities;

•	changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements;

•	the ability of the Company to receive dividends from its subsidiaries;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 2013, December 31, 2012 and March 31, 2012 is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
March 31, 2013	4.3%	2.1%	(3.5)%	(7.7)%
December 31, 2012	5.1%	2.4%	(3.5)%	(7.6)%
March 31, 2012	6.5%	3.1%	(3.9)%	(8.6)%
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
During the first quarter of 2013, the Company entered into covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2013.

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

PART II —
Item 1A: Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2012.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
On January 22, 2013 the Company entered into an Agreement and Plan of Merger to acquire First Lansing Bancorp, Inc. ("FLB"). The transaction closed on May 1, 2013. At closing, the Company issued 648,287 shares of common stock, subject to reduction due to the payment of cash in lieu of fractional shares as consideration for the merger. Based on representations and warranties made by the shareholders of FLB, including representations to the Company as to their accredited investor status, their investment intent and financial sophistication, the common stock was issued in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 (the "Securities Act") in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D and/or S thereunder.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	May 9, 2013	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)