Form 10-Q
period 2013-06-30
WINTRUST FINANCIAL CORP
filed 2013-08-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Common Stock — no par value, 39,725,726 shares, as of July 31, 2013

		Page
	PART I. — FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	110
ITEM 4.	Controls and Procedures	112
	PART II. — OTHER INFORMATION
ITEM 1.	Legal Proceedings	NA
ITEM 1A.	Risk Factors	113
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	113
ITEM 3.	Defaults Upon Senior Securities	NA
ITEM 4.	Mine Safety Disclosures	NA
ITEM 5.	Other Information	NA
ITEM 6.	Exhibits	114
	Signatures	115

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2013	December 31, 2012	June 30, 2012
Assets
Cash and due from banks	$224,286	$284,731	$176,529
Federal funds sold and securities purchased under resale agreements	9,013	30,297	15,227
Interest-bearing deposits with other banks (no balance restricted for securitization investors at June 30, 2013 and December 31, 2012, and a balance restricted for securitization investors of $658,983 at June 30, 2012)	440,656	1,035,743	1,117,888
Available-for-sale securities, at fair value	1,843,824	1,796,076	1,196,702
Trading account securities	659	583	608
Federal Home Loan Bank and Federal Reserve Bank stock	79,354	79,564	92,792
Brokerage customer receivables	26,214	24,864	31,448
Mortgage loans held-for-sale, at fair value	525,027	385,033	511,566
Mortgage loans held-for-sale, at lower of cost or market	12,964	27,167	14,538
Loans, net of unearned income, excluding covered loans	12,516,892	11,828,943	11,202,842
Covered loans	454,602	560,087	614,062
Total loans	12,971,494	12,389,030	11,816,904
Less: Allowance for loan losses	106,842	107,351	111,920
Less: Allowance for covered loan losses	14,429	13,454	20,560
Net loans (no balance restricted for securitization investors at June 30, 2013 and December 31, 2012, and a balance restricted for securitization investors of $29,840 at June 30, 2012)	12,850,223	12,268,225	11,684,424
Premises and equipment, net	512,928	501,205	449,608
FDIC indemnification asset	137,681	208,160	222,568
Accrued interest receivable and other assets	573,709	511,617	710,275
Goodwill	356,871	345,401	330,896
Other intangible assets	20,137	20,947	21,213
Total assets	$17,613,546	$17,519,613	$16,576,282
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$2,450,659	$2,396,264	$2,047,715
Interest bearing	11,915,195	12,032,280	11,009,866
Total deposits	14,365,854	14,428,544	13,057,581
Notes payable	1,729	2,093	2,457
Federal Home Loan Bank advances	585,942	414,122	564,301
Other borrowings	252,776	274,411	375,523
Secured borrowings—owed to securitization investors	—	—	360,825
Subordinated notes	10,000	15,000	15,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	577	—	19,025
Accrued interest payable and other liabilities	310,515	331,245	210,003
Total liabilities	15,776,886	15,714,908	14,854,208
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; 50,000 shares issued and outstanding at June 30, 2013, December 31, 2012 and June 30, 2012	49,976	49,906	49,837
Series C - $1,000 liquidation value; 126,500 shares issued and outstanding at June 30, 2013, December 31, 2012 and June 30, 2012	126,500	126,500	126,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2013, December 31, 2012, and June 30, 2012; 37,984,485 shares issued at June 30, 2013, 37,107,684 shares issued at December 31, 2012, and 36,573,468 shares issued at June 30, 2012	37,985	37,108	36,573
Surplus	1,066,796	1,036,295	1,013,428
Treasury stock, at cost, 259,342 shares at June 30, 2013, 249,329 shares at December 31, 2012, and 236,226 shares at June 30, 2012	(8,214)	(7,838)	(7,374)
Retained earnings	612,821	555,023	501,139
Accumulated other comprehensive (loss) income	(49,204)	7,711	1,971
Total shareholders’ equity	1,836,660	1,804,705	1,722,074
Total liabilities and shareholders’ equity	$17,613,546	$17,519,613	$16,576,282
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest income
Interest and fees on loans	$145,983	$144,100	$288,097	$287,655
Interest bearing deposits with banks	411	203	980	451
Federal funds sold and securities purchased under resale agreements	4	6	19	18
Securities	9,359	10,510	18,111	22,357
Trading account securities	8	10	13	19
Federal Home Loan Bank and Federal Reserve Bank stock	693	641	1,377	1,245
Brokerage customer receivables	188	221	362	432
Total interest income	156,646	155,691	308,959	312,177
Interest expense
Interest on deposits	13,675	17,273	28,179	35,303
Interest on Federal Home Loan Bank advances	2,821	2,867	5,585	6,451
Interest on notes payable and other borrowings	1,132	2,274	2,286	5,376
Interest on secured borrowings—owed to securitization investors	—	1,743	—	4,292
Interest on subordinated notes	52	126	111	295
Interest on junior subordinated debentures	3,142	3,138	6,261	6,295
Total interest expense	20,822	27,421	42,422	58,012
Net interest income	135,824	128,270	266,537	254,165
Provision for credit losses	15,382	20,691	31,069	38,091
Net interest income after provision for credit losses	120,442	107,579	235,468	216,074
Non-interest income
Wealth management	15,892	13,393	30,720	25,794
Mortgage banking	31,734	25,607	61,879	44,141
Service charges on deposit accounts	5,035	3,994	9,828	8,202
Gains on available-for-sale securities, net	2	1,109	253	1,925
Fees from covered call options	993	3,114	2,632	6,237
Gain on bargain purchases, net	—	(55)	—	785
Trading gains (losses), net	3,260	(928)	2,825	(782)
Other	7,079	4,701	13,237	11,656
Total non-interest income	63,995	50,935	121,374	97,958
Non-interest expense
Salaries and employee benefits	79,225	68,139	156,738	137,169
Equipment	6,413	5,466	12,597	10,866
Occupancy, net	8,707	7,728	17,560	15,790
Data processing	4,358	3,840	8,957	7,458
Advertising and marketing	2,722	2,179	4,762	4,185
Professional fees	4,191	3,847	7,412	7,451
Amortization of other intangible assets	1,164	1,089	2,284	2,138
FDIC insurance	3,003	3,477	6,447	6,834
OREO expense, net	2,284	5,848	664	13,026
Other	16,120	15,572	30,885	30,027
Total non-interest expense	128,187	117,185	248,306	234,944
Income before taxes	56,250	41,329	108,536	79,088
Income tax expense	21,943	15,734	42,177	30,283
Net income	$34,307	$25,595	$66,359	$48,805
Preferred stock dividends and discount accretion	$2,617	$2,644	$5,233	$3,890
Net income applicable to common shares	$31,690	$22,951	$61,126	$44,915
Net income per common share—Basic	$0.85	$0.63	$1.64	$1.24
Net income per common share—Diluted	$0.69	$0.52	$1.34	$1.02
Cash dividends declared per common share	$—	$—	$0.09	$0.09
Weighted average common shares outstanding	37,486	36,329	37,231	36,266
Dilutive potential common shares	12,354	7,770	12,363	7,723
Average common shares and dilutive common shares	49,840	44,099	49,594	43,989
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Net income	$34,307	$25,595	$66,359	$48,805
Unrealized (losses) gains on securities
Before tax	(71,463)	7,959	(78,918)	4,740
Tax effect	28,341	(3,160)	31,147	(1,884)
Net of tax	(43,122)	4,799	(47,771)	2,856
Less: Reclassification of net gains included in net income
Before tax	2	1,109	253	1,925
Tax effect	(1)	(445)	(101)	(772)
Net of tax	1	664	152	1,153
Net unrealized (losses) gains on securities	(43,123)	4,135	(47,923)	1,703
Unrealized gains on derivative instruments
Before tax	2,169	936	3,643	1,732
Tax effect	(865)	(371)	(1,451)	(687)
Net unrealized gains on derivative instruments	1,304	565	2,192	1,045
Foreign currency translation adjustment
Before tax	(8,241)	2,701	(14,545)	2,701
Tax effect	1,923	(600)	3,361	(600)
Net foreign currency translation adjustment	(6,318)	2,101	(11,184)	2,101
Total other comprehensive (loss) income	(48,137)	6,801	(56,915)	4,849
Comprehensive (loss) income	$(13,830)	$32,396	$9,444	$53,654
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533
Net income	—	—	—	—	48,805	—	48,805
Other comprehensive income, net of tax	—	—	—	—	—	4,849	4,849
Cash dividends declared on common stock	—	—	—	—	(3,261)	—	(3,261)
Dividends on preferred stock	—	—	—	—	(3,793)	—	(3,793)
Accretion on preferred stock	69	—	—	—	(69)	—	—
Stock-based compensation	—	—	4,639	—	—	—	4,639
Issuance of Series C preferred stock	126,500	—	(3,810)	—	—	—	122,690
Common stock issued for:
Exercise of stock options and warrants	—	420	7,676	(6,391)	—	—	1,705
Restricted stock awards	—	110	1,692	(871)	—	—	931
Employee stock purchase plan	—	39	1,223	—	—	—	1,262
Director compensation plan	—	22	692	—	—	—	714
Balance at June 30, 2012	$176,337	$36,573	$1,013,428	$(7,374)	$501,139	$1,971	$1,722,074
Balance at December 31, 2012	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
Net income	—	—	—	—	66,359	—	66,359
Other comprehensive loss, net of tax	—	—	—	—	—	(56,915)	(56,915)
Cash dividends declared on common stock	—	—	—	—	(3,328)	—	(3,328)
Dividends on preferred stock	—	—	—	—	(5,163)	—	(5,163)
Accretion on preferred stock	70	—	—	—	(70)	—	—
Stock-based compensation	—	—	4,628	—	—	—	4,628
Common stock issued for:
Acquisitions	—	648	22,422	—	—	—	23,070
Exercise of stock options and warrants	—	46	1,301	(214)	—	—	1,133
Restricted stock awards	—	121	140	(162)	—	—	99
Employee stock purchase plan	—	31	1,287	—	—	—	1,318
Director compensation plan	—	31	723	—	—	—	754
Balance at June 30, 2013	$176,476	$37,985	$1,066,796	$(8,214)	$612,821	$(49,204)	$1,836,660
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Operating Activities:
Net income	$66,359	$48,805
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	31,069	38,091
Depreciation and amortization	13,874	11,442
Stock-based compensation expense	4,628	4,639
Tax benefit from stock-based compensation arrangements	223	1,228
Excess tax benefits from stock-based compensation arrangements	(326)	(800)
Net amortization of premium on securities	155	4,830
Mortgage servicing rights fair value change and amortization, net	(1,456)	(1,920)
Originations and purchases of mortgage loans held-for-sale	(2,025,231)	(1,568,240)
Proceeds from sales of mortgage loans held-for-sale	1,954,766	1,392,580
Bank owned life insurance income, net of claims	(1,748)	(1,424)
(Increase) decrease in trading securities, net	(76)	1,882
Net increase in brokerage customer receivables	(1,350)	(3,523)
Gains on mortgage loans sold	(55,326)	(29,920)
Gains on available-for-sale securities, net	(253)	(1,925)
Gain on bargain purchases, net	—	(785)
Loss on sales of premises and equipment, net	—	471
Net (gain) loss on sales and fair value adjustments of other real estate owned	(1,926)	10,302
Decrease (increase) in accrued interest receivable and other assets, net	35,279	(245,123)
(Decrease) increase in accrued interest payable and other liabilities, net	(12,930)	10,600
Net Cash Provided by (Used for) Operating Activities	5,731	(328,790)
Investing Activities:
Proceeds from maturities of available-for-sale securities	120,803	410,640
Proceeds from sales of available-for-sale securities	84,459	1,364,546
Purchases of available-for-sale securities	(205,372)	(1,036,877)
Net cash paid for acquisitions	(9,350)	(129,742)
Divestiture of operations	(149,100)	—
Proceeds from sales of other real estate owned	40,127	49,773
Proceeds received from the FDIC related to reimbursements on covered assets	21,483	115,280
Net decrease (increase) in interest-bearing deposits with banks	653,816	(368,166)
Net increase in loans	(530,412)	(487,135)
Purchases of premises and equipment, net	(13,097)	(27,296)
Net Cash Provided by (Used for) Investing Activities	13,357	(108,977)
Financing Activities:
(Decrease) increase in deposit accounts	(242,433)	609,317
Decrease in other borrowings, net	(22,881)	(341,111)
Increase in Federal Home Loan Bank advances, net	172,000	90,000
Repayment of subordinated notes	(5,000)	(20,000)
Excess tax benefits from stock-based compensation arrangements	326	800
Net proceeds from issuance of Series C preferred stock	—	122,690
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,457	10,646
Common stock repurchases	(376)	(7,262)
Dividends paid	(5,910)	(5,261)
Net Cash (Used for) Provided by Financing Activities	(100,817)	459,819
Net (Decrease) Increase in Cash and Cash Equivalents	(81,729)	22,052
Cash and Cash Equivalents at Beginning of Period	315,028	169,704
Cash and Cash Equivalents at End of Period	$233,299	$191,756
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
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the Company’s 2012 Form 10-K.
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
Balance Sheet Offsetting
In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address the disclosure requirements within ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities". ASU 2011-11 requires disclosure showing the Company's gross and net positions for derivatives and financial transactions that are either offset in accordance with GAAP or are subject to a master netting or similar agreement. The guidance is effective for fiscal years beginning on or after January 1, 2013. The Company has included required disclosures for the current and comparative periods as required by the new guidance. Other than requiring additional disclosures, adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 14 - Derivative Financial Instruments, for further information.
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
Since January 1, 2012, the Company has acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of three financial institutions in FDIC-assisted transactions. The following table presents details related to the three recent transactions:

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

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$170,696	$263,212	$208,160	$344,251
Additions from acquisitions	—	—	—	13,164
Additions from reimbursable expenses	2,827	6,113	7,860	12,977
Amortization	(1,653)	(1,204)	(4,121)	(2,780)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(26,638)	(12,551)	(52,735)	(29,764)
Payments received from the FDIC	(7,551)	(33,002)	(21,483)	(115,280)
Balance at end of period	$137,681	$222,568	$137,681	$222,568
Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, the Company completed the divestiture of the deposits and current banking operations of Second Federal to an unaffiliated financial institution. Through this transaction, the Company divested approximately $149 million of related deposits.
Other Recent Bank Acquisitions
On May 1, 2013, the Company completed its acquisition of First Lansing Bancorp, Inc. ("FLB"). FLB was the parent company of First National Bank of Illinois ("FNBI"), which operated seven banking locations in the south and southwest suburbs of Chicago, as well as one location in northwest Indiana. As part of this transaction, FNBI was merged into Old Plank Trail Bank. The Company acquired assets with a fair value of approximately $373.4 million, including approximately $123.0 million of loans, and assumed liabilities with a fair value of approximately $334.7 million, including approximately $331.4 million of deposits. Additionally, the Company recorded goodwill of $14.0 million on the acquisition.
On December 12, 2012, the Company acquired HPK Financial Corporation ("HPK"). HPK was the parent company of Hyde Park Bank & Trust Company ("Hyde Park Bank"), which operated two banking locations in the Hyde Park neighborhood of Chicago, Illinois. As part of this transaction, Hyde Park Bank was merged into the Company's wholly-owned subsidiary bank, Beverly Bank & Trust Company, N.A. ("Beverly Bank"). The Company acquired assets with a fair value of approximately $371.6 million, including approximately $118.5 million of loans, and assumed liabilities with a fair value of approximately $344.1 million, including approximately $243.8 million of deposits. Additionally, the Company recorded goodwill of $12.6 million on the acquisition.
On April 13, 2012, the Company acquired a branch of Suburban Bank & Trust Company (“Suburban”) located in Orland Park, Illinois. Through this transaction, the Company acquired approximately $52 million of deposits and $3 million of loans. The Company recorded goodwill of $1.5 million on the branch acquisition.
See Note 18—Subsequent Events for discussion regarding the Company's announcement in July 2013 of the signing of a definitive agreement to acquire Diamond Bancorp, Inc. ("Diamond").
Specialty Finance Acquisition
On June 8, 2012, the Company completed its acquisition of Macquarie Premium Funding Inc., the Canadian insurance premium funding business of Macquarie Group. Through this transaction, the Company acquired approximately $213 million of gross premium finance receivables. The Company recorded goodwill of approximately $21.9 million at the time of the acquisition.
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

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$225,200	$134	$(14,359)	$210,975
U.S. Government agencies	996,137	1,976	(39,655)	958,458
Municipal	152,208	1,281	(3,362)	150,127
Corporate notes and other:
Financial issuers	133,453	2,290	(2,783)	132,960
Other	8,838	135	—	8,973
Mortgage-backed: (1)
Mortgage-backed securities	279,925	3,971	(14,866)	269,030
Collateralized mortgage obligations	63,833	434	(530)	63,737
Other equity securities	52,437	746	(3,619)	49,564
Total available-for-sale securities	$1,912,031	$10,967	$(79,174)	$1,843,824

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$220,226	$198	$(937)	$219,487
U.S. Government agencies	986,186	4,839	(986)	990,039
Municipal	107,868	2,899	(296)	110,471
Corporate notes and other:
Financial issuers	142,205	2,452	(3,982)	140,675
Other	13,911	220	—	14,131
Mortgage-backed: (1)
Mortgage-backed securities	188,485	8,805	(30)	197,260
Collateralized mortgage obligations	73,386	928	—	74,314
Other equity securities	52,846	215	(3,362)	49,699
Total available-for-sale securities	$1,785,113	$20,556	$(9,593)	$1,796,076

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$25,054	$191	$(2)	$25,243
U.S. Government agencies	636,117	4,262	(167)	640,212
Municipal	77,397	2,414	(83)	79,728
Corporate notes and other:
Financial issuers	143,892	2,434	(7,663)	138,663
Other	19,311	253	—	19,564
Mortgage-backed: (1)
Mortgage-backed securities	205,689	12,889	—	218,578
Collateralized mortgage obligations	36,636	528	—	37,164
Other equity securities	42,726	122	(5,298)	37,550
Total available-for-sale securities	$1,186,822	$23,093	$(13,213)	$1,196,702

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$190,813	$(14,359)	$—	$—	$190,813	$(14,359)
U.S. Government agencies	625,955	(39,654)	6,024	(1)	631,979	(39,655)
Municipal	85,166	(3,360)	618	(2)	85,784	(3,362)
Corporate notes and other:
Financial issuers	16,491	(301)	63,459	(2,482)	79,950	(2,783)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	179,965	(14,866)	—	—	179,965	(14,866)
Collateralized mortgage obligations	32,504	(530)	—	—	32,504	(530)
Other equity securities	13,171	(555)	22,337	(3,064)	35,508	(3,619)
Total	$1,144,065	$(73,625)	$92,438	$(5,549)	$1,236,503	$(79,174)

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
The Company does not consider securities with unrealized losses at June 30, 2013 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers and auction rate securities included in other equity securities. The corporate securities of financial issuers in this category were comprised of six fixed-to-floating rate bonds and three trust-preferred securities, all of which continue to be considered investment grade. Additionally, a review of the issuers indicated that they all have strong capital ratios.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Realized gains	$3	$1,109	$316	$1,937
Realized losses	(1)	—	(63)	(12)
Net realized gains	$2	$1,109	$253	$1,925
Other than temporary impairment charges	—	—	—	—
Gains on available-for-sale securities, net	$2	$1,109	$253	$1,925
Proceeds from sales of available-for-sale securities	$43,403	$627,177	$84,459	$1,364,546

The amortized cost and fair value of securities as of June 30, 2013, December 31, 2012 and June 30, 2012, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2013		December 31, 2012		June 30, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$284,334	$284,734	$188,594	$189,015	$67,163	$67,488
Due in one to five years	320,175	320,189	419,588	419,654	467,468	466,553
Due in five to ten years	382,837	366,341	361,037	362,135	110,465	109,780
Due after ten years	528,490	490,229	501,177	503,999	256,675	259,589
Mortgage-backed	343,758	332,767	261,871	271,574	242,325	255,742
Other equity securities	52,437	49,564	52,846	49,699	42,726	37,550
Total available-for-sale securities	$1,912,031	$1,843,824	$1,785,113	$1,796,076	$1,186,822	$1,196,702
Securities having a carrying value of $1.1 billion at June 30, 2013 and December 31, 2012 and $782.8 million at June 30, 2012, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At June 30, 2013, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.
(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012
Balance:
Commercial	$3,120,576	$2,914,798	$2,673,181
Commercial real-estate	4,093,983	3,864,118	3,666,519
Home equity	758,260	788,474	820,991
Residential real-estate	384,961	367,213	375,494
Premium finance receivables—commercial	2,165,734	1,987,856	1,830,044
Premium finance receivables—life insurance	1,821,147	1,725,166	1,656,200
Indirect consumer	64,521	77,333	72,482
Consumer and other	107,710	103,985	107,931
Total loans, net of unearned income, excluding covered loans	$12,516,892	$11,828,943	$11,202,842
Covered loans	454,602	560,087	614,062
Total loans	$12,971,494	$12,389,030	$11,816,904
Mix:
Commercial	24%	24%	23%
Commercial real-estate	31	31	31
Home equity	6	6	7
Residential real-estate	3	3	3
Premium finance receivables—commercial	16	16	15
Premium finance receivables—life insurance	14	14	14
Indirect consumer	1	1	1
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	96%	96%	95%
Covered loans	4	4	5
Total loans	100%	100%	100%
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $41.5 million at June 30, 2013, $41.1 million at December 31, 2012 and $41.9 million at June 30, 2012, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Indirect consumer loans include auto, boat and other indirect consumer loans. Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(3.6) million at June 30, 2013, $13.2 million at December 31, 2012 and $13.8 million at June 30, 2012. The net credit balance at June 30, 2013 is primarily the result of purchase accounting adjustments related to the acquisition of FNBI during the second quarter of 2013.
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

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	June 30, 2013		December 31, 2012
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$549,781	$416,733	$674,868	$503,837
Life insurance premium finance loans acquisition	492,221	474,450	536,503	514,459
For loans acquired with evidence of credit quality deterioration since origination as a result of acquisitions during the six months ended June 30, 2013, the following table provides estimated details on these loans at the date of acquisition:

(Dollars in thousands)	FNBI
Contractually required payments including interest	$32,022
Less: Nonaccretable difference	8,890
Cash flows expected to be collected (1)	23,132
Less: Accretable yield	2,055
Fair value of loans acquired with evidence of credit quality deterioration since origination	$21,077

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with loans acquired with evidence of credit quality deterioration since origination at June 30, 2013.

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

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$121,725	$11,218	$182,222	$15,848
Acquisitions	2,055	—	—	—
Accretable yield amortized to interest income	(9,347)	(2,254)	(13,387)	(2,749)
Accretable yield amortized to indemnification asset (1)	(11,906)	—	(18,063)	—
Reclassification from non-accretable difference (2)	30,792	1,007	7,590	1,145
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(2,463)	316	13,439	382
Accretable yield, ending balance (3)	$130,856	$10,287	$171,801	$14,626

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$143,224	$13,055	$173,120	$18,861
Acquisitions	1,977	—	2,288	—
Accretable yield amortized to interest income	(18,924)	(4,273)	(28,279)	(6,486)
Accretable yield amortized to indemnification asset (1)	(20,612)	—	(39,440)	—
Reclassification from non-accretable difference (2)	36,204	1,007	49,191	1,145
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(11,013)	498	14,921	1,106
Accretable yield, ending balance (3)	$130,856	$10,287	$171,801	$14,626

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of June 30, 2013, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $52.2 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at June 30, 2013, December 31, 2012 and June 30, 2012:

As of June 30, 2013		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,432	$—	$2,940	$9,933	$1,423,823	$1,452,128
Franchise	—	—	—	450	201,790	202,240
Mortgage warehouse lines of credit	—	—	—	—	174,422	174,422
Community Advantage—homeowners association	—	—	—	—	83,003	83,003
Aircraft	—	—	—	—	13,174	13,174
Asset-based lending	1,816	100	2,305	7,127	919,106	930,454
Tax exempt	—	—	—	—	151,492	151,492
Leases	—	—	—	—	102,409	102,409
Other	—	—	—	—	98	98
Purchased non-covered commercial (1)	—	190	—	1,632	9,334	11,156
Total commercial	17,248	290	5,245	19,142	3,078,651	3,120,576
Commercial real-estate:
Residential construction	2,659	3,263	379	—	32,998	39,299
Commercial construction	7,857	—	1,271	70	128,845	138,043
Land	5,742	—	330	4,141	106,640	116,853
Office	6,324	—	4,210	2,720	584,503	597,757
Industrial	5,773	—	4,597	4,984	600,147	615,501
Retail	7,471	—	1,760	2,031	596,129	607,391
Multi-family	3,337	—	401	3,149	526,681	533,568
Mixed use and other	15,662	—	2,183	10,379	1,349,936	1,378,160
Purchased non-covered commercial real-estate (1)	—	6,466	3,430	6,226	51,289	67,411
Total commercial real-estate	54,825	9,729	18,561	33,700	3,977,168	4,093,983
Home equity	12,322	25	2,085	5,821	738,007	758,260
Residential real estate	10,213	—	1,896	1,836	368,696	382,641
Purchased non-covered residential real estate (1)	—	—	46	260	2,014	2,320
Premium finance receivables
Commercial insurance loans	13,605	6,671	6,592	11,386	2,127,480	2,165,734
Life insurance loans	16	1,212	7,896	—	1,337,573	1,346,697
Purchased life insurance loans (1)	—	—	—	—	474,450	474,450
Indirect consumer	91	217	28	428	63,757	64,521
Consumer and other	1,677	—	484	156	105,055	107,372
Purchased non-covered consumer and other (1)	—	28	—	—	310	338
Total loans, net of unearned income, excluding covered loans	$109,997	$18,172	$42,833	$72,729	$12,273,161	$12,516,892
Covered loans	3,982	97,000	10,568	4,852	338,200	454,602
Total loans, net of unearned income	$113,979	$115,172	$53,401	$77,581	$12,611,361	$12,971,494

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2012		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$19,409	$—	$5,520	$15,410	$1,587,864	$1,628,203
Franchise	1,792	—	—	—	194,603	196,395
Mortgage warehouse lines of credit	—	—	—	—	215,076	215,076
Community Advantage—homeowners association	—	—	—	—	81,496	81,496
Aircraft	—	—	148	—	17,216	17,364
Asset-based lending	536	—	1,126	6,622	564,154	572,438
Tax exempt	—	—	—	—	91,824	91,824
Leases	—	—	—	896	89,547	90,443
Other	—	—	—	—	16,549	16,549
Purchased non-covered commercial (1)	—	496	432	7	4,075	5,010
Total commercial	21,737	496	7,226	22,935	2,862,404	2,914,798
Commercial real-estate
Residential construction	3,110	—	4	41	37,246	40,401
Commercial construction	2,159	—	885	386	167,525	170,955
Land	11,299	—	632	9,014	113,252	134,197
Office	4,196	—	1,889	3,280	560,346	569,711
Industrial	2,089	—	6,042	4,512	565,294	577,937
Retail	7,792	—	1,372	998	558,734	568,896
Multi-family	2,586	—	3,949	1,040	389,116	396,691
Mixed use and other	16,742	—	6,660	13,349	1,312,503	1,349,254
Purchased non-covered commercial real-estate (1)	—	749	2,663	2,508	50,156	56,076
Total commercial real-estate	49,973	749	24,096	35,128	3,754,172	3,864,118
Home equity	13,423	100	1,592	5,043	768,316	788,474
Residential real-estate	11,728	—	2,763	8,250	343,616	366,357
Purchased non-covered residential real-estate (1)	—	—	200	—	656	856
Premium finance receivables
Commercial insurance loans	9,302	10,008	6,729	19,597	1,942,220	1,987,856
Life insurance loans	25	—	—	5,531	1,205,151	1,210,707
Purchased life insurance loans (1)	—	—	—	—	514,459	514,459
Indirect consumer	55	189	51	442	76,596	77,333
Consumer and other	1,511	32	167	433	99,010	101,153
Purchased non-covered consumer and other (1)	—	66	32	101	2,633	2,832
Total loans, net of unearned income, excluding covered loans	$107,754	$11,640	$42,856	$97,460	$11,569,233	$11,828,943
Covered loans	1,988	122,350	16,108	7,999	411,642	560,087
Total loans, net of unearned income	$109,742	$133,990	$58,964	$105,459	$11,980,875	$12,389,030

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2012		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$27,911	$—	$5,557	$17,227	$1,570,366	$1,621,061
Franchise	1,792	—	—	—	176,827	178,619
Mortgage warehouse lines of credit	—	—	—	—	123,804	123,804
Community Advantage—homeowners association	—	—	—	—	73,289	73,289
Aircraft	428	—	—	170	22,205	22,803
Asset-based lending	342	—	172	1,074	487,619	489,207
Tax exempt	—	—	—	—	79,708	79,708
Leases	—	—	—	1	77,805	77,806
Other	—	—	—	—	1,842	1,842
Purchased non-covered commercial (1)	—	486	—	57	4,499	5,042
Total commercial	30,473	486	5,729	18,529	2,617,964	2,673,181
Commercial real-estate:
Residential construction	892	—	6,041	5,773	32,020	44,726
Commercial construction	3,011	—	13,131	330	140,223	156,695
Land	13,459	—	3,276	6,044	142,490	165,269
Office	4,796	—	891	1,868	562,879	570,434
Industrial	1,820	—	3,158	1,320	591,919	598,217
Retail	8,158	—	1,351	6,657	546,617	562,783
Multi-family	3,312	—	151	1,447	332,871	337,781
Mixed use and other	20,629	—	15,530	16,063	1,126,930	1,179,152
Purchased non-covered commercial real-estate (1)	—	2,232	2,352	1,057	45,821	51,462
Total commercial real-estate	56,077	2,232	45,881	40,559	3,521,770	3,666,519
Home equity	10,583	—	2,182	3,195	805,031	820,991
Residential real estate	9,387	—	3,765	1,558	360,128	374,838
Purchased non-covered residential real estate (1)	—	—	—	—	656	656
Premium finance receivables
Commercial insurance loans	7,404	5,184	4,796	7,965	1,804,695	1,830,044
Life insurance loans	—	—	—	30	1,111,207	1,111,237
Purchased life insurance loans (1)	—	—	—	—	544,963	544,963
Indirect consumer	132	234	51	312	71,753	72,482
Consumer and other	1,446	—	483	265	105,669	107,863
Purchased non-covered consumer and other (1)	—	—	—	—	68	68
Total loans, net of unearned income, excluding covered loans	$115,502	$8,136	$62,887	$72,413	$10,943,904	$11,202,842
Covered loans	—	145,115	14,658	7,503	446,786	614,062
Total loans, net of unearned income	$115,502	$153,251	$77,545	$79,916	$11,390,690	$11,816,904

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio not classified as non-performing are considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at June 30, 2013, December 31, 2012 and June 30, 2012:

	Performing			Non-performing			Total
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013	December 31, 2012	June 30, 2012
Loan Balances:
Commercial
Commercial and industrial	$1,436,696	$1,608,794	$1,593,150	$15,432	$19,409	$27,911	$1,452,128	$1,628,203	$1,621,061
Franchise	202,240	194,603	176,827	—	1,792	1,792	202,240	196,395	178,619
Mortgage warehouse lines of credit	174,422	215,076	123,804	—	—	—	174,422	215,076	123,804
Community Advantage—homeowners association	83,003	81,496	73,289	—	—	—	83,003	81,496	73,289
Aircraft	13,174	17,364	22,375	—	—	428	13,174	17,364	22,803
Asset-based lending	928,538	571,902	488,865	1,916	536	342	930,454	572,438	489,207
Tax exempt	151,492	91,824	79,708	—	—	—	151,492	91,824	79,708
Leases	102,409	90,443	77,806	—	—	—	102,409	90,443	77,806
Other	98	16,549	1,842	—	—	—	98	16,549	1,842
Purchased non-covered commercial (1)	11,156	5,010	5,042	—	—	—	11,156	5,010	5,042
Total commercial	3,103,228	2,893,061	2,642,708	17,348	21,737	30,473	3,120,576	2,914,798	2,673,181
Commercial real-estate
Residential construction	33,377	37,291	43,834	5,922	3,110	892	39,299	40,401	44,726
Commercial construction	130,186	168,796	153,684	7,857	2,159	3,011	138,043	170,955	156,695
Land	111,111	122,898	151,810	5,742	11,299	13,459	116,853	134,197	165,269
Office	591,433	565,515	565,638	6,324	4,196	4,796	597,757	569,711	570,434
Industrial	609,728	575,848	596,397	5,773	2,089	1,820	615,501	577,937	598,217
Retail	599,920	561,104	554,625	7,471	7,792	8,158	607,391	568,896	562,783
Multi-family	530,231	394,105	334,469	3,337	2,586	3,312	533,568	396,691	337,781
Mixed use and other	1,362,498	1,332,512	1,158,523	15,662	16,742	20,629	1,378,160	1,349,254	1,179,152
Purchased non-covered commercial real-estate(1)	67,411	56,076	51,462	—	—	—	67,411	56,076	51,462
Total commercial real-estate	4,035,895	3,814,145	3,610,442	58,088	49,973	56,077	4,093,983	3,864,118	3,666,519
Home equity	745,913	774,951	810,408	12,347	13,523	10,583	758,260	788,474	820,991
Residential real-estate	372,428	354,629	365,451	10,213	11,728	9,387	382,641	366,357	374,838
Purchased non-covered residential real-estate (1)	2,320	856	656	—	—	—	2,320	856	656
Premium finance receivables
Commercial insurance loans	2,145,458	1,968,546	1,817,456	20,276	19,310	12,588	2,165,734	1,987,856	1,830,044
Life insurance loans	1,345,469	1,210,682	1,111,237	1,228	25	—	1,346,697	1,210,707	1,111,237
Purchased life insurance loans (1)	474,450	514,459	544,963	—	—	—	474,450	514,459	544,963
Indirect consumer	64,213	77,089	72,116	308	244	366	64,521	77,333	72,482
Consumer and other	105,695	99,610	106,417	1,677	1,543	1,446	107,372	101,153	107,863
Purchased non-covered consumer and other(1)	338	2,832	68	—	—	—	338	2,832	68
Total loans, net of unearned income, excluding covered loans	$12,395,407	$11,710,860	$11,081,922	$121,485	$118,083	$120,920	$12,516,892	$11,828,943	$11,202,842

(1)
Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three and six months ended June 30, 2013 and 2012 is as follows:

Three months ended June 30, 2013		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,952	$56,408	$12,122	$5,140	$6,071	$277	$1,378	$110,348
Other adjustments	(1)	(211)	—	(85)	(12)	—	—	(309)
Reclassification from (to) allowance for unfunded lending-related commitments	—	65	—	—	—	—	—	65
Charge-offs	(1,093)	(14,947)	(1,785)	(517)	(1,306)	(16)	(112)	(19,776)
Recoveries	268	584	171	18	279	17	44	1,381
Provision for credit losses	611	10,051	3,697	269	236	(15)	284	15,133
Allowance for loan losses at period end	$28,737	$51,950	$14,205	$4,825	$5,268	$263	$1,594	$106,842
Allowance for unfunded lending-related commitments at period end	$—	$3,563	$—	$—	$—	$—	$—	$3,563
Allowance for credit losses at period end	$28,737	$55,513	$14,205	$4,825	$5,268	$263	$1,594	$110,405
Individually evaluated for impairment	5,587	7,411	1,060	606	—	—	218	14,882
Collectively evaluated for impairment	23,072	47,988	13,145	4,209	5,268	263	1,376	95,321
Loans acquired with deteriorated credit quality	78	114	—	10	—	—	—	202
Loans at period end
Individually evaluated for impairment	$25,495	$139,920	$13,488	$13,629	$—	$54	$1,784	$194,370
Collectively evaluated for impairment	3,083,925	3,886,652	744,772	369,012	3,512,431	64,467	105,588	11,766,847
Loans acquired with deteriorated credit quality	11,156	67,411	—	2,320	474,450	—	338	555,675

Three months ended June 30, 2012		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$33,219	$53,952	$7,920	$5,551	$8,108	$643	$1,630	$111,023
Other adjustments	(1)	(261)	(3)	(7)	—	—	—	(272)
Reclassification to/from allowance for unfunded lending-related commitments	—	175	—	—	—	—	—	175
Charge-offs	(6,046)	(9,226)	(1,732)	(388)	(747)	(33)	(51)	(18,223)
Recoveries	246	174	171	3	171	21	37	823
Provision for credit losses	(435)	8,987	7,522	1,565	990	9	(244)	18,394
Allowance for loan losses at period end	$26,983	$53,801	$13,878	$6,724	$8,522	$640	$1,372	$111,920
Allowance for unfunded lending-related commitments at period end	$—	$12,903	$—	$—	$—	$—	$—	$12,903
Allowance for credit losses at period end	$26,983	$66,704	$13,878	$6,724	$8,522	$640	$1,372	$124,823
Individually evaluated for impairment	$3,259	$22,160	$3,305	$2,273	$—	$—	$451	$31,448
Collectively evaluated for impairment	$23,724	$44,544	$10,573	$4,451	$8,522	$640	$921	$93,375
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans at period end
Individually evaluated for impairment	$51,951	$184,739	$12,197	$14,125	$—	$107	$1,545	$264,664
Collectively evaluated for impairment	2,616,188	3,430,318	808,794	360,713	2,941,281	72,375	106,318	10,335,987
Loans acquired with deteriorated credit quality	5,042	51,462	—	656	544,963	—	68	602,191

Six months ended June 30, 2013		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,794	$52,135	$12,734	$5,560	$6,096	$267	$1,765	$107,351
Other adjustments	(4)	(428)	—	(94)	(12)	—	—	(538)
Reclassification to/from allowance for unfunded lending-related commitments	—	(148)	—	—	—	—	—	(148)
Charge-offs	(5,633)	(18,246)	(4,182)	(2,245)	(2,374)	(48)	(209)	(32,937)
Recoveries	563	952	333	23	573	32	138	2,614
Provision for credit losses	5,017	17,685	5,320	1,581	985	12	(100)	30,500
Allowance for loan losses at period end	$28,737	$51,950	$14,205	$4,825	$5,268	$263	$1,594	$106,842
Allowance for unfunded lending-related commitments at period end	$—	$3,563	$—	$—	$—	$—	$—	$3,563
Allowance for credit losses at period end	$28,737	$55,513	$14,205	$4,825	$5,268	$263	$1,594	$110,405

Six months ended June 30, 2012		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Other adjustments	(4)	(483)	(2)	(21)	—	—	—	(510)
Reclassification to/from allowance for unfunded lending-related commitments	45	282	—	—	—	—	—	327
Charge-offs	(9,308)	(17,455)	(4,322)	(563)	(1,597)	(84)	(361)	(33,690)
Recoveries	503	305	333	5	469	51	198	1,864
Provision for credit losses	4,510	14,747	10,157	2,275	2,436	28	(605)	33,548
Allowance for loan losses at period end	$26,983	$53,801	$13,878	$6,724	$8,522	$640	$1,372	$111,920
Allowance for unfunded lending-related commitments at period end	$—	$12,903	$—	$—	$—	$—	$—	$12,903
Allowance for credit losses at period end	$26,983	$66,704	$13,878	$6,724	$8,522	$640	$1,372	$124,823

A summary of activity in the allowance for covered loan losses for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$12,272	$17,735	$13,454	$12,977
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	1,246	11,591	2,846	22,820
Benefit attributable to FDIC loss share agreements	(997)	(9,294)	(2,277)	(18,277)
Net provision for covered loan losses	249	2,297	569	4,543
Increase in FDIC indemnification asset	997	9,294	2,277	18,277
Loans charged-off	(2,266)	(8,793)	(5,057)	(15,316)
Recoveries of loans charged-off	3,177	27	3,186	79
Net charge-offs	911	(8,766)	(1,871)	(15,237)
Balance at end of period	$14,429	$20,560	$14,429	$20,560
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

Impaired Loans
A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2013	2012	2012
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$96,519	$89,983	$161,297
Impaired loans with no allowance for loan loss required	93,629	114,562	103,367
Total impaired loans (2)	$190,148	$204,545	$264,664
Allowance for loan losses related to impaired loans	$11,839	$13,575	$19,127
Troubled debt restructurings	$126,196	$126,473	$172,306

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Six Months Ended
	As of June 30, 2013			June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,720	$13,429	$4,561	$12,131	$434
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	1,803	1,810	988	1,721	46
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,528	1,615	403	1,547	33
Commercial construction	10,591	10,591	67	10,853	207
Land	8,713	8,894	173	7,281	117
Office	9,306	9,411	685	9,385	170
Industrial	4,165	5,226	203	5,047	159
Retail	12,730	12,730	152	12,675	254
Multi-family	4,712	5,173	1,068	4,824	112
Mixed use and other	23,996	24,940	1,686	21,742	499
Home equity	3,454	4,857	1,060	4,183	87
Residential real-estate	3,155	3,666	575	2,905	62
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	11	12	—	12	1
Consumer and other	635	636	218	638	16
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,028	$14,384	$—	$12,155	$393
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	12	1,352	—	19	36
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,100	4,481	—	3,782	81
Commercial construction	8,377	13,410	—	11,508	357
Land	8,195	13,910	—	9,791	331
Office	7,442	9,171	—	8,581	237
Industrial	5,178	5,321	—	5,234	141
Retail	16,114	17,374	—	15,512	406
Multi-family	894	3,009	—	1,235	74
Mixed use and other	10,856	13,464	—	9,623	293
Home equity	10,034	11,734	—	10,012	235
Residential real-estate	10,207	10,860	—	10,632	211
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	43	53	—	49	2
Consumer and other	1,149	1,683	—	1,172	50
Total loans, net of unearned income, excluding covered loans	$190,148	$223,196	$11,839	$194,249	$5,044

				For the Twelve Months Ended
	As of December 31, 2012			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,010	$12,562	$1,982	$13,312	$881
Franchise	1,792	1,792	1,259	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	511	511	55	484	26
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	2,007	2,007	389	2,007	98
Commercial construction	1,865	1,865	70	1,865	78
Land	12,184	12,860	1,414	12,673	483
Office	5,829	5,887	622	5,936	246
Industrial	1,150	1,200	224	1,208	75
Retail	13,240	13,314	343	13,230	584
Multi-family	3,954	3,954	348	3,972	157
Mixed use and other	22,249	23,166	2,989	23,185	1,165
Home equity	7,270	7,313	2,569	7,282	271
Residential real-estate	6,420	6,931	1,169	6,424	226
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	502	502	142	502	26
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$20,270	$27,574	$—	$23,877	$1,259
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,362	—	252	76
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,085	4,440	—	4,507	143
Commercial construction	12,263	13,395	—	13,635	540
Land	12,163	17,141	—	14,646	906
Office	8,939	9,521	—	9,432	437
Industrial	3,598	3,776	—	3,741	181
Retail	18,073	18,997	—	19,067	892
Multi-family	2,817	4,494	—	4,120	222
Mixed use and other	15,462	17,210	—	16,122	912
Home equity	7,320	8,758	—	8,164	376
Residential real-estate	8,390	9,189	—	9,069	337
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	53	61	—	65	6
Consumer and other	1,104	1,558	—	1,507	94
Total loans, net of unearned income, excluding covered loans	$204,545	$231,340	$13,575	$222,076	$10,819

				For the Six Months Ended
	As of June 30, 2012			June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$31,284	$32,240	$2,704	$25,357	$822
Franchise	1,792	1,792	394	1,792	61
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	428	428	95	428	15
Asset-based lending	243	243	66	258	6
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,007	1,082	149	1,005	26
Commercial construction	2,389	2,389	1,051	2,355	66
Land	41,411	43,203	2,344	41,497	894
Office	6,660	7,203	1,415	6,712	165
Industrial	434	475	87	448	13
Retail	24,420	24,502	1,251	24,000	555
Multi-family	5,226	5,226	783	5,219	134
Mixed use and other	26,381	27,102	2,759	27,057	692
Home equity	8,666	9,103	3,305	8,687	238
Residential real-estate	9,660	10,132	2,273	9,603	200
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	1,296	1,296	451	1,297	43
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$18,106	$25,417	$—	$21,530	$584
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	98	1,417	—	398	38
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,485	4,715	—	4,823	103
Commercial construction	9,859	9,976	—	11,066	219
Land	13,063	16,083	—	14,274	393
Office	7,974	9,673	—	8,440	236
Industrial	3,796	4,251	—	3,993	103
Retail	11,548	11,590	—	11,897	299
Multi-family	1,925	2,671	—	2,562	58
Mixed use and other	24,161	27,637	—	25,465	680
Home equity	3,531	4,287	—	3,651	67
Residential real-estate	4,465	5,189	—	4,688	97
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	107	121	—	113	5
Consumer and other	249	253	—	253	8
Total loans, net of unearned income, excluding covered loans	$264,664	$289,696	$19,127	$268,868	$6,820

TDRs
At June 30, 2013, the Company had $126.2 million in loans modified in TDRs. The $126.2 million in TDRs represents 167 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
All credits determined to be a TDR will continue to be classified as a TDR in all subsequent periods, unless the borrower has been in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) and the modified interest rate represented a market rate at the time of a restructuring. The Managed Assets Division, in consultation with the respective loan officer, determines whether the modified interest rate represented a current market rate at the time of restructuring. Using knowledge of current market conditions and rates, competitive pricing on recent loan originations, and an assessment of various characteristics of the modified loan (including collateral position and payment history), an appropriate market rate for a new borrower with similar risk is determined. If the modified interest rate meets or exceeds this market rate for a new borrower with similar risk, the modified interest rate represents a market rate at the time of restructuring. Additionally, before removing a loan from TDR classification, a review of the current or previously measured impairment on the loan and any concerns related to future performance by the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations under the loans based on a credit review by the Managed Assets Division, the TDR classification is not removed from the loan. Loans classified as TDRs that are re-modified subsequent to the initial determination will continue to be classified as TDRs following the re-modification, unless the requirements for removal from TDR classification discussed above are satisfied at the time of the re-modification.
TDRs are reviewed at the time of the modification and on a quarterly basis to determine if a specific reserve is necessary. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan's original rate, or for collateral dependent loans, to the fair value of the collateral. Any shortfall is recorded as a specific reserve. The Company, in accordance with ASC 310-10, continues to individually measure impairment of these loans after the TDR classification is removed.
Each TDR was reviewed for impairment at June 30, 2013 and approximately $4.0 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended June 30, 2013 and 2012, the Company recorded $296,000 and $272,000, respectively, in interest income representing this decrease in impairment. During the six months ended June 30, 2013 and 2012, the Company recorded $522,000 and $510,000, respectively, in interest income representing this decrease in impairment.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2013 and 2012, respectively, which represent TDRs:

Three months ended June 30, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real-estate
Residential construction	—	—		—	—	—	—	—	—	—
Commercial construction	3	6,120	3	6,120	—	—	3	6,120	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	3	3,465	3	3,465	—	—	—	—	—	—
Industrial	1	949	1	949	1	949	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	2	3,533	2	3,533	2	3,533	—	—	—	—
Residential real estate and other	3	401	1	25	3	401	1	111	—	—
Total loans	12	$14,468	10	$14,092	6	$4,883	4	$6,231	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Three months ended June 30, 2012 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	10	$12,765	6	$2,328	8	$12,480	4	$10,308	2	$1,486
Commercial real-estate
Residential construction	2	1,651	2	1,651	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	3	3,844	3	3,844	2	3,557	2	3,557	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	3	2,365	3	2,365	2	2,219	1	146	—	—
Residential real estate and other	1	29	1	29	1	29	—	—	1	29
Total loans	19	$20,654	15	$10,217	13	$18,285	7	$14,011	3	$1,515

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended June 30, 2013, 12 loans totaling $14.5 million were determined to be TDRs, compared to 19 loans totaling $20.7 million in the same period of 2012. Of these loans extended at below market terms, the weighted average extension had a term of approximately 16 months during the three months ended June 30, 2013 compared to 14 months for the same period of 2012. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 225 basis points and 101 basis points during the three months ending June 30, 2013 and 2012, respectively. Interest-only payment terms were approximately eleven months and five months during the three months ending June 30, 2013 and 2012, respectively. Additionally, no balances were forgiven in the second quarter of 2013 compared to $420,000 in principal balances forgiven during the same period of 2012.

Six months ended June 30, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	5	$573	4	$553	2	$185	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	3	6,120	3	6,120	—	—	3	6,120	—	—
Land	2	287	2	287	2	287	—	—	1	73
Office	3	3,465	3	3,465	—	—	—	—	—	—
Industrial	1	949	1	949	1	949	—	—	—	—
Retail	1	200	1	200	1	200	—	—	—	—
Multi-family	1	705	1	705	1	705	—	—	—	—
Mixed use and other	2	3,533	2	3,533	2	3,533	—	—	—	—
Residential real estate and other	7	778	3	95	6	762	2	234	—	—
Total loans	26	$16,745	21	$15,927	17	$6,989	7	$6,539	1	$73

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Six months ended June 30, 2012 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	13	$12,883	7	$2,342	8	$12,480	6	$10,412	2	$1,486
Commercial real-estate
Residential construction	2	1,651	2	1,651	—	—	—	—	—	—
Commercial construction	2	622	2	622	2	622	2	622	—	—
Land	17	31,836	17	31,836	14	30,561	13	26,511	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	5	8,633	5	8,633	5	8,633	4	8,243	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	6	3,637	6	3,637	4	3,430	3	1,275	—	—
Residential real estate and other	5	1,075	4	956	2	147	2	845	1	29
Total loans	50	$60,337	43	$49,677	35	$55,873	30	$47,908	3	$1,515

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the six months ended June 30, 2013, 26 loans totaling $16.7 million were determined to be TDRs, compared to 50 loans totaling $60.3 million in the same period of 2012. Of these loans extended at below market terms, the weighted average extension had a term of approximately 17 months during the six months ended June 30, 2013 compared to eight months for the same period of 2012. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 203 basis points and 142 basis points during the six months ending June 30, 2013 and 2012, respectively. Interest-only payment terms were approximately eleven months and four months during the six months ending June 30, 2013 and 2012, respectively. Additionally, $50,000 in balances were forgiven in the first six months of 2013 compared to $420,000 balances forgiven during the same period of 2012.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2013 and 2012, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2013		Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	11	$2,136	3	$236	3	$236
Commercial real-estate
Residential construction	1	496		—	—	—
Commercial construction	3	6,120	—	—	—	—
Land	2	287	—	—	—	—
Office	3	3,465	1	1,648	1	1,648
Industrial	2	1,676	1	727	1	727
Retail	4	5,085	—	—	—	—
Multi-family	2	1,085	1	705	1	705
Mixed use and other	11	7,230	3	683	3	683
Residential real estate and other	12	1,341	5	563	5	563
Total loans	51	$28,921	14	$4,562	14	$4,562

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(Dollars in thousands)	As of June 30, 2012		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	26	$17,876	4	$531	4	$531
Commercial real-estate
Residential construction	3	2,756	—	—	—	—
Commercial construction	8	3,827	5	2,227	5	2,227
Land	23	38,296	3	2,081	3	2,081
Office	2	4,795	—	—	—	—
Industrial	3	2,110	2	1,786	2	1,786
Retail	15	26,460	1	1,605	2	3,840
Multi-family	6	4,414	—	—	—	—
Mixed use and other	25	11,429	3	1,158	6	3,441
Residential real estate and other	18	6,397	7	2,273	8	2,722
Total loans	129	$118,360	25	$11,661	30	$16,628

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

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
During the first and second quarters of 2012, the Company purchased portions of the Notes in the open market in the amounts of $172.0 million and $67.2 million, respectively, effectively reducing the outstanding Notes, on a consolidated basis, to $360.8 million. On August 15, 2012, the securitization entity paid off the $360.8 million of Notes held by third party investors as well as the $239.2 million owed to the Company. Additionally, the Company received payment of $49.6 million related to the Subordinated securities held by the Company. As of June 30, 2013, the securitization entity held no loans or borrowings but retained approximately $36,000 in cash, which is not restricted.
The carrying values and classification of the assets and liabilities relating to the securitization activities are shown in the table below. As of June 30, 2012, the balances of interest-bearing deposits with banks and loans were restricted for securitization investors.

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Cash collateral accounts	$36	$36	$3,362
Collections and interest funding accounts	—	—	655,621
Interest-bearing deposits with banks	$36	$36	$658,983
Loans, net of unearned income	$—	$—	$30,080
Allowance for loan losses	—	—	(240)
Net loans	$—	$—	$29,840
Other assets	—	—	1,607
Total assets	$36	$36	$690,430
Secured borrowings—owed to securitization investors	$—	$—	$600,000
Other liabilities	—	—	560
Total liabilities	$—	$—	$600,560

(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2013	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2013
Community banking	$274,963	$13,960	$—	$(1,496)	$287,427
Specialty finance	38,574	—	—	(994)	37,580
Wealth management	31,864	—	—	—	31,864
Total	$345,401	$13,960	$—	$(2,490)	$356,871
The community banking segment's goodwill increased $12.5 million in 2013 as a result of the acquisition of FNBI in the second quarter of 2013 and subsequent purchase adjustments related to the acquisition of Hyde Park Bank in 2012. Additionally, the specialty finance segment’s goodwill decreased $994,000 during this same period as a result of subsequent purchase adjustments and foreign currency translation adjustments related to the acquisition of Macquarie Premium Funding Inc. in 2012.
At June 30, 2013, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. The annual goodwill impairment tests of the specialty finance and wealth management segments will be conducted at December 31, 2013.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of June 30, 2013 is as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$39,350	$38,176	$36,253
Accumulated amortization	(27,132)	(25,159)	(23,276)
Net carrying amount	$12,218	$13,017	$12,977
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(731)	(645)	(559)
Net carrying amount	$1,069	$1,155	$1,241
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,690	$7,390	$7,390
Accumulated amortization	(840)	(615)	(395)
Net carrying amount	$6,850	$6,775	$6,995
Total other intangible assets, net	$20,137	$20,947	$21,213

Estimated amortization
Actual in six months ended June 30, 2013	$2,284
Estimated remaining in 2013	2,277
Estimated—2014	4,117
Estimated—2015	2,565
Estimated—2016	1,981
Estimated—2017	1,589
The increase in gross carrying amount of core deposit intangibles from 2012 was primarily from the acquisition of FNBI in the second quarter of 2013, partially offset by the divestiture of the deposits and current banking locations of Second Federal in the first quarter of 2013. The core deposit intangibles recognized in connection with these acquisitions are amortized over a ten-year period on an accelerated basis.
The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.

The increase in intangibles within the Wealth management segment was related to the Company's acquisition of the trust operations of FNBI during the second quarter of 2013. The customer list intangibles recognized in connection with this and prior acquisitions within the Wealth management segment are being amortized over a ten-year period on a straight-line basis.
Total amortization expense associated with finite-lived intangibles totaled approximately $2.3 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.

(10) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Balance:
Non-interest bearing	$2,450,659	$2,396,264	$2,047,715
NOW	2,147,004	2,022,957	1,780,872
Wealth management deposits	1,083,897	991,902	954,319
Money market	3,037,354	2,761,498	2,335,238
Savings	1,304,619	1,275,012	958,295
Time certificates of deposit	4,342,321	4,980,911	4,981,142
Total deposits	$14,365,854	$14,428,544	$13,057,581
Mix:
Non-interest bearing	17%	17%	16%
NOW	15	14	14
Wealth management deposits	8	7	7
Money market	21	19	18
Savings	9	9	7
Time certificates of deposit	30	34	38
Total deposits	100%	100%	100%
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
(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings, Secured Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Notes payable	$1,729	$2,093	$2,457
Federal Home Loan Bank advances	585,942	414,122	564,301
Other borrowings:
Securities sold under repurchase agreements	224,915	238,401	352,064
Other	27,861	36,010	23,459
Total other borrowings	252,776	274,411	375,523
Secured borrowings—owed to securitization investors	—	—	360,825
Subordinated notes	10,000	15,000	15,000
Total notes payable, Federal Home Loan Bank advances, other borrowings, secured borrowings, and subordinated notes	$850,447	$705,626	$1,318,106
At June 30, 2013, the Company had notes payable of $1.7 million. The Company had a $1.0 million outstanding balance of notes payable, with an interest rate of 4.00%, under a $101.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consists of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. At June 30, 2013, no amount was outstanding on the $100.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 400 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 300 basis points (the “Eurodollar Rate”) and (2) 400 basis points. A commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.
Borrowings under the Agreement are secured by the stock of some of the banks and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2013, the Company was in compliance with all such covenants. The revolving credit facility is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
As a result of the acquisition of Great Lakes Advisors, the Company assumed an unsecured promissory note to a Great Lakes Advisor shareholder (“Unsecured Promissory Note”) with an outstanding balance of $729,000 as of June 30, 2013. Under the Unsecured Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points. As of June 30, 2013, the current interest rate was 1.25%.
Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real-estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. In order to achieve lower interest rates and to extend maturities, the Company may periodically restructure FHLB advances. The Company restructured $292.5 million of FHLB advances in the first quarter of 2012, paying $22.4 million in prepayment fees. The Company did not restructure any FHLB advances in the first six months of 2013. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method.
At June 30, 2013 and 2012, securities sold under repurchase agreements represent $44.9 million and $85.5 million, respectively, of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $180.0 million and $266.6 million, respectively, of short-term borrowings from brokers. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at June 30, 2013 and 2012 represent the junior subordinated amortizing notes issued by the Company in connection with the issuance of Tangible Equity Units (TEUs) in December 2010 and a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company. The junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. At June 30, 2013, these notes had an outstanding balance of $8.3 million. See Note 17 – Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs. At June 30, 2013 the Fixed-rate Promissory Note had an outstanding balance of $19.6 million. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.
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
At June 30, 2013, the Company had an obligation for one subordinated note with a remaining balance of $10.0 million. This subordinated note was issued in October 2005 (funded in May 2006). During the second quarter of 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. The remaining subordinated note as of June 30, 2013 requires annual principal payments of $5.0 million on May 29, 2014 and 2015. The Company may redeem the subordinated note without payment of premium or penalty at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points.

(12) Junior Subordinated Debentures
As of June 30, 2013, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2013. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 6/30/2013	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.53%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.07%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.87%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.22%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.72%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	L+1.63	1.90%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.27%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.27%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.27%	05/2004	05/2034	05/2009
Total			$249,493		2.46%
The junior subordinated debentures totaled $249.5 million at June 30, 2013, December 31, 2012 and June 30, 2012.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2013, the weighted average contractual interest rate on the junior subordinated debentures was 2.46%. The Company entered into interest rate swaps and caps with an aggregate notional value of $315 million to hedge the variable cash flows on certain junior subordinated debentures. Two of these interest rate caps, which were purchased in the second quarter of 2013 with an aggregate notional amount of $90 million, are forward starting effective in September 2013 to replace interest rate swaps that mature at that time. The hedge-adjusted rate on the junior subordinated debentures as of June 30, 2013, was 4.88%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At June 30, 2013, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended June 30,		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	2013	2012
Net interest income:
Community banking	$127,515	$123,016	$4,499	4%
Specialty finance	31,460	28,694	2,766	10
Wealth management	2,396	2,692	(296)	(11)
Parent and inter-segment eliminations	(25,547)	(26,132)	585	2
Total net interest income	$135,824	$128,270	$7,554	6%
Non-interest income:
Community banking	$42,602	$37,019	$5,583	15%
Specialty finance	1,789	1,567	222	14
Wealth management	19,071	15,964	3,107	19
Parent and inter-segment eliminations	533	(3,615)	4,148	NM
Total non-interest income	$63,995	$50,935	$13,060	26%
Net revenue:
Community banking	$170,117	$160,035	$10,082	6%
Specialty finance	33,249	30,261	2,988	10
Wealth management	21,467	18,656	2,811	15
Parent and inter-segment eliminations	(25,014)	(29,747)	4,733	16
Total net revenue	$199,819	$179,205	$20,614	12%
Segment profit:
Community banking	$34,227	$29,414	$4,813	16%
Specialty finance	13,838	10,969	2,869	26
Wealth management	3,154	2,484	670	27
Parent and inter-segment eliminations	(16,912)	(17,272)	360	2
Total segment profit	$34,307	$25,595	$8,712	34%
Segment assets:
Community banking	$17,339,140	$16,234,511	$1,104,629	7%
Specialty finance	4,163,795	3,711,459	452,336	12
Wealth management	98,016	96,125	1,891	2
Parent and inter-segment eliminations	(3,987,405)	(3,465,813)	(521,592)	(15)
Total segment assets	$17,613,546	$16,576,282	$1,037,264	6%
NM - Not Meaningful

	Six months ended June 30,		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	2013	2012
Net interest income:
Community banking	$250,949	$244,150	$6,799	3%
Specialty finance	62,550	56,280	6,270	11
Wealth management	3,660	4,416	(756)	(17)
Parent and inter-segment eliminations	(50,622)	(50,681)	59	—
Total net interest income	$266,537	$254,165	$12,372	5%
Non-interest income:
Community banking	$82,484	$68,805	$13,679	20%
Specialty finance	3,482	2,938	544	19
Wealth management	36,927	31,201	5,726	18
Parent and inter-segment eliminations	(1,519)	(4,986)	3,467	70
Total non-interest income	$121,374	$97,958	$23,416	24%
Net revenue:
Community banking	$333,433	$312,955	$20,478	7%
Specialty finance	66,032	59,218	6,814	12
Wealth management	40,587	35,617	4,970	14
Parent and inter-segment eliminations	(52,141)	(55,667)	3,526	6
Total net revenue	$387,911	$352,123	$35,788	10%
Segment profit:
Community banking	$67,874	$56,389	$11,485	20%
Specialty finance	27,612	23,434	4,178	18
Wealth management	5,391	3,980	1,411	35
Parent and inter-segment eliminations	(34,518)	(34,998)	480	1
Total segment profit	$66,359	$48,805	$17,554	36%

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
As discussed within "The Current Economic Environment" section of Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has purchased a series of interest rate cap derivatives to hedge or manage its own risk exposures. Certain interest rate cap derivatives have been designated as cash flow hedge derivatives of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. Other cap derivatives are not designated for hedge accounting but are economic hedges of the Company's overall portfolio, therefore any mark to market changes in the value of these caps are recognized in earnings.

Below is a summary of the interest rate cap derivatives held by the Company as of June 30, 2013:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	June 30, 2013
September 30, 2011	September 30, 2014	$20,000	Cash Flow Hedging	$1
September 30, 2011	September 30, 2014	40,000	Cash Flow Hedging	1
May 3, 2012	May 3, 2015	77,000	Non-Hedge Designated	43
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	983
June 1, 2012	April 1, 2015	96,530	Non-Hedge Designated	91
August 29, 2012	August 29, 2016	216,500	Non-Hedge Designated	1,568
February 22, 2013	August 22, 2016	100,000	Non-Hedge Designated	852
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	1,573
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	834
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	1,175
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	969
		$1,030,030		$8,090
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

The Company records derivative assets and derivative liabilities on the Consolidated Statements of Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2013, December 31, 2012 and June 30, 2012:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013	December 31, 2012	June 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$2,146	$2	$17	$4,416	$7,988	$9,918
Interest rate derivatives designated as Fair Value Hedges	$94	$104	$392	$—	$—	$—
Total derivatives designated as hedging instruments under ASC 815	$2,240	$106	$409	$4,416	$7,988	$9,918
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	35,878	47,440	45,021	29,372	45,767	43,537
Interest rate lock commitments	14,579	6,069	8,062	3,208	937	3,847
Forward commitments to sell mortgage loans	7,835	277	111	583	3,057	4,072
Foreign exchange contracts	22	14	63	75	2	6
Total derivatives not designated as hedging instruments under ASC 815	$58,314	$53,800	$53,257	$33,238	$49,763	$51,462
Total derivatives	$60,554	$53,906	$53,666	$37,654	$57,751	$61,380
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of payments at the end of each period in which the interest rate specified in the contract exceeds the agreed upon strike price. During the second quarter of 2013, the Company purchased two new interest rate caps which are forward starting effective in September 2013 to replace interest rate swaps designated as cash flow hedges that mature in September 2013. As of June 30, 2013, the Company had four interest rate swaps and four interest rate caps with an aggregate notional amount of $315 million that were designated as cash flow hedges of interest rate risk.

The table below provides details on each of these cash flow hedges as of June 30, 2013:

	June 30, 2013
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2013	50,000	(530)
September 2013	40,000	(508)
September 2016	50,000	(2,227)
October 2016	25,000	(1,151)
Total Interest Rate Swaps	165,000	(4,416)
Interest Rate Caps:
September 2014	20,000	1
September 2014	40,000	1
September 2017 (1)	50,000	1,175
September 2017 (1)	40,000	969
Total Interest Rate Caps	150,000	2,146
Total Cash Flow Hedges	$315,000	$(2,270)

(1)	These cap derivatives are forward starting with effective dates in the third quarter of 2013.
Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the six months ended June 30, 2013 or June 30, 2012. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Unrealized loss at beginning of period	$(7,199)	$(10,837)	$(8,673)	$(11,633)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	1,583	1,443	3,122	2,853
Amount of gain/(loss) recognized in other comprehensive income	586	(507)	521	(1,121)
Unrealized loss at end of period	$(5,030)	$(9,901)	$(5,030)	$(9,901)
As of June 30, 2013, the Company estimates that during the next twelve months, $2.9 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value related to certain of its floating rate assets that contain embedded optionality due to changes in benchmark interest rates, such as LIBOR. The Company uses purchased interest rate caps and swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. As of December 31, 2012 and June 30, 2012, the Company had one interest rate cap with a notional amount of $96.5 million that was designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. Effective June 1, 2013, the hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting rules and all changes in value subsequent to June 1, 2013 are recorded in earnings.

The Company has designated two interest rate swaps with a total notional amount of $4.2 million as fair value hedges of interest rate risk associated with fixed rate commercial franchise loans. In these interest rate swaps, the Company pays a fixed rate cash flow to receive a variable rate cash flow to minimize interest rate risk associated with the lack of repricing of fixed rate loans in a rising rate environment.
For derivatives designated as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. During the three months and six months ended June 30, 2013, the Company recognized a net gain of $10,000 and $9,000, respectively, in other income related to hedge ineffectiveness. The Company also recognized net reductions to interest income of $46,000 and $103,000 for the respective three and six month periods ended June 30, 2013 related to the Company’s fair value hedges, which includes net settlements on the derivatives and amortization adjustment of the basis in the hedged item.
The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of June 30, 2013:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended June 30,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Three Months Ended June 30,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended June 30,
		2013	2012	2013	2012	2013	2012
Interest rate products	Other income	$67	$(203)	$(57)	$216	$10	$13

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Six Months Ended June 30,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Six Months Ended June 30,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Six Months Ended June 30,
		2013	2012	2013	2012	2013	2012
Interest rate products	Other income	$56	$(203)	$(47)	$216	$9	$13
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2013, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $2.5 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from August 2013 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2013, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $1.0 billion and interest rate lock commitments with an aggregate notional amount of approximately $496.2 million. Additionally, the Company’s total mortgage loans held-for-sale at June 30, 2013 was $538.0 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of June 30, 2013 the Company held foreign currency derivatives with an aggregate notional amount of approximately $4.8 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2013, December 31, 2012 or June 30, 2012.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. The Company entered into three interest rate cap derivative contracts in the second quarter of 2012 (one of which was initially designated as a fair value hedge), one interest rate cap derivative contract in the third quarter of 2012, two interest rate cap derivative contracts in the first quarter of 2013 and one interest rate cap derivative contract in the second quarter of 2013 (see summary earlier in the footnote). As of June 30, 2013, the seven interest rate cap derivative contracts, which are not designated in hedge relationships, have an aggregate notional value of $880.0 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended		Six Months Ended
(Dollars in thousands)		June 30,		June 30,
Derivative	Location in income statement	2013	2012	2013	2012
Interest rate swaps and caps	Other income	$3,217	$(1,005)	$2,920	$(854)
Mortgage banking derivatives	Mortgage banking revenue	(2,368)	1,016	(3,038)	2,363
Covered call options	Fees from covered call options	993	3,114	2,632	6,237
Foreign exchange contracts	Other income	79	57	(67)	57
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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2013 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $35.1 million.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012	June 30, 2013	December 31, 2012	June 30, 2012
Gross Amounts Recognized	$38,118	$47,546	$45,430	$33,788	$53,755	$53,455
Less: Amounts offset in the Statements of Financial Condition	$—	$—	$—	$—	$—	$—
Net amount presented in the Statements of Financial Condition	$38,118	$47,546	$45,430	$33,788	$53,755	$53,455
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(8,192)	(339)	(448)	(8,192)	(339)	(448)
Securities Collateral Posted (1)	—	—	—	(25,027)	(46,811)	(43,020)
Cash Collateral Posted	—	—	—	—	(6,605)	(7,315)
Net Credit Exposure	$29,926	$47,207	$44,982	$569	$—	$2,672

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
At June 30, 2013, the Company classified $32.4 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the second quarter of 2013, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2013 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At June 30, 2013, the Company held $22.4 million of other equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At June 30, 2013, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.15%-1.97% with an average of 1.61% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—Mortgage loans originated by Wintrust Mortgage, a division of Barrington ("Wintrust Mortgage") are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At June 30, 2013, the Company classified $8.6 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at June 30, 2013 was 10.18% with discount rates applied ranging from 10%-13.5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 11%-17% or a weighted average prepayment speed of 13.50% used as an input to value the pool of mortgage servicing rights at June 30, 2013. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$210,975	$—	$210,975	$—
U.S. Government agencies	958,458	—	958,458	—
Municipal	150,127	—	117,695	32,432
Corporate notes and other	141,933	—	141,933	—
Mortgage-backed	332,767	—	332,767	—
Equity securities	49,564	—	27,136	22,428
Trading account securities	659	—	659	—
Mortgage loans held-for-sale	525,027	—	525,027	—
Mortgage servicing rights	8,636	—	—	8,636
Nonqualified deferred compensations assets	6,793	—	6,793	—
Derivative assets	60,554	—	60,554	—
Total	$2,445,493	$—	$2,381,997	$63,496
Derivative liabilities	$37,654	$—	$37,654	$—

	December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$219,487	$—	$219,487	$—
U.S. Government agencies	990,039	—	990,039	—
Municipal	110,471	—	79,701	30,770
Corporate notes and other	154,806	—	154,806	—
Mortgage-backed	271,574	—	271,574	—
Equity securities	49,699	—	27,530	22,169
Trading account securities	583	—	583	—
Mortgage loans held-for-sale	385,033	—	385,033	—
Mortgage servicing rights	6,750	—	—	6,750
Nonqualified deferred compensations assets	5,532	—	5,532	—
Derivative assets	53,906	—	53,906	—
Total	$2,247,880	$—	$2,188,191	$59,689
Derivative liabilities	$57,751	$—	$57,751	$—

	June 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$25,243	$—	$25,243	$—
U.S. Government agencies	640,212	—	640,212	—
Municipal	79,728	—	54,191	25,537
Corporate notes and other	158,227	—	158,227	—
Mortgage-backed	255,742	—	255,742	—
Equity securities	37,550	—	17,332	20,218
Trading account securities	608	—	608	—
Mortgage loans held-for-sale	511,566	—	511,566	—
Mortgage servicing rights	6,647	—	—	6,647
Nonqualified deferred compensations assets	5,207	—	5,207	—
Derivative assets	53,666	—	53,666	—
Total	$1,774,396	$—	$1,721,994	$52,402
Derivative liabilities	$61,380	$—	$61,380	$—
The aggregate remaining contractual principal balance outstanding as of June 30, 2013, December 31, 2012 and June 30, 2012 for mortgage loans held-for-sale measured at fair value under ASC 825 was $539.5 million, $379.5 million and $500.4 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $525.0 million, $385.0 million and $511.6 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of June 30, 2013, December 31, 2012 and June 30, 2012.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2013 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at March 31, 2013	$32,324	$24,470	$7,344
Total net gains (losses) included in:
Net income (1)	—	—	1,292
Other comprehensive income	(302)	(2,042)	—
Purchases	660	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(250)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2013	$32,432	$22,428	$8,636

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2013	$30,770	$22,169	$6,750
Total net gains (losses) included in:
Net income (1)	—	—	1,886
Other comprehensive income	(314)	259	—
Purchases	2,347	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(371)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2013	$32,432	$22,428	$8,636

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at March 31, 2012	$25,535	$21,224	$7,201
Total net gains (losses) included in:
Net income (1)	—	—	(554)
Other comprehensive income	34	(1,006)	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(32)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2012	$25,537	$20,218	$6,647

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2012	$24,211	$18,971	$6,700
Total net gains (losses) included in:
Net income (1)	—	—	(53)
Other comprehensive income	36	1,247	—
Purchases	3,840	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(148)	—	—
Net transfers out of Level 3 (2)	(2,402)	—	—
Balance at June 30, 2012	$25,537	$20,218	$6,647

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)
During the first quarter of 2012, one municipal security was transferred out of Level 3 into Level 2 as observable market information was available that market participants would use in pricing these securities. Transfers out of Level 3 are recognized at the end of the reporting period.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2013.

	June 30, 2013				Three Months Ended June 30, 2013 Fair Value Losses Recognized	Six Months Ended June 30, 2013 Fair Value Losses Recognized
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$104,050	$—	$—	$104,050	$10,678	$16,050
Other real estate owned (1)	57,025	—	—	57,025	5,379	8,338
Mortgage loans held-for-sale, at lower of cost or market	12,964	—	12,964	—	—	—
Total	$174,039	$—	$12,964	$161,075	$16,057	$24,388

(1)	Fair value losses recognized on other real estate owned include valuation adjustments and charge-offs during the respective period.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At June 30, 2013, the Company had $190.1 million of impaired loans classified as Level 3. Of the $190.1 million of impaired loans, $104.0 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $86.1 million were valued based on discounted cash flows in accordance with ASC 310.
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
Similar to impaired loans, the Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for other real estate owned. At June 30, 2013, the Company had $57.0 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The impairment adjustments applied to other real estate owned range from 0%-61% of the carrying value prior to impairment adjustments at June 30, 2013, with a weighted average input of 7.48%. An increased impairment adjustment applied to the carrying value results in a decreased valuation.
Mortgage loans held-for-sale, at lower of cost or market—Fair value is based on either quoted prices for the same or similar loans, or values obtained from third parties, or is estimated for portfolios of loans with similar financial characteristics and is therefore considered a Level 2 valuation.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2013 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$32,432	Bond pricing	Equivalent rating	BBB-AAA	N/A	Increase
Other Equity Securities	22,428	Discounted cash flows	Discount rate	1.15%-1.97%	1.61%	Decrease
Mortgage Servicing Rights	8,636	Discounted cash flows	Discount rate	10%-13.5%	10.18%	Decrease
			Constant prepayment rate (CPR)	11%-17%	13.50%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	104,050	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned	57,025	Appraisal value	Property specific impairment adjustment	0%-61%	7.48%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2013		At December 31, 2012		At June 30, 2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$233,299	$233,299	$315,028	$315,028	$191,756	$191,756
Interest bearing deposits with banks	440,656	440,656	1,035,743	1,035,743	1,117,888	1,117,888
Available-for-sale securities	1,843,824	1,843,824	1,796,076	1,796,076	1,196,702	1,196,702
Trading account securities	659	659	583	583	608	608
Brokerage customer receivables	26,214	26,214	24,864	24,864	31,448	31,448
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	79,354	79,354	79,564	79,564	92,792	92,792
Mortgage loans held-for-sale, at fair value	525,027	525,027	385,033	385,033	511,566	511,566
Mortgage loans held-for-sale, at lower of cost or market	12,964	13,113	27,167	27,568	14,538	14,752
Total loans	12,971,494	13,613,298	12,389,030	13,053,101	11,816,904	12,510,167
Mortgage servicing rights	8,636	8,636	6,750	6,750	6,647	6,647
Nonqualified deferred compensation assets	6,793	6,793	5,532	5,532	5,207	5,207
Derivative assets	60,554	60,554	53,906	53,906	53,666	53,666
FDIC indemnification asset	137,681	137,681	208,160	208,160	222,568	222,568
Accrued interest receivable and other	163,703	163,703	157,157	157,157	146,360	146,360
Total financial assets	$16,510,858	$17,152,811	$16,484,593	$17,149,065	$15,408,650	$16,102,127
Financial Liabilities
Non-maturity deposits	$10,023,533	10,023,533	$9,447,633	$9,447,633	$8,076,439	$8,076,439
Deposits with stated maturities	4,342,321	4,359,361	4,980,911	5,013,757	4,981,142	5,010,700
Notes payable	1,729	1,729	2,093	2,093	2,457	2,457
Federal Home Loan Bank advances	585,942	591,183	414,122	425,431	564,301	574,231
Subordinated notes	10,000	10,000	15,000	15,000	15,000	15,000
Other borrowings	252,776	252,776	274,411	274,411	375,523	375,523
Secured borrowings - owed to securitization investors	—	—	—	—	360,825	361,918
Junior subordinated debentures	249,493	250,597	249,493	250,428	249,493	250,402
Derivative liabilities	37,654	37,654	57,751	57,751	61,380	61,380
Accrued interest payable and other	11,293	11,293	11,589	11,589	12,398	12,398
Total financial liabilities	$15,514,741	$15,538,126	$15,453,003	$15,498,093	$14,698,958	$14,740,448

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
Secured borrowings – owed to securitization investors. The fair value of secured borrowings – owed to securitization investors is based on the discounted value of expected cash flows. In accordance with ASC 820, the Company has categorized secured borrowings – owed to securitization investors as a Level 3 fair value measurement. There were no secured borrowings - owed to securitization investors outstanding at June 30, 2013.
Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows. In accordance with ASC 820, the Company has categorized junior subordinated debentures as a Level 3 fair value measurement.
(16) Stock-Based Compensation Plans

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company's shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company's shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of June 30, 2013, assuming all performance-based shares will be issued at the maximum levels, 701,280 shares were available for future grants. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

The Company historically awarded stock-based compensation in the form of nonqualified stock options and time-vested restricted share awards (“restricted shares”). In general, the grants of options provide for the purchase shares of Wintrust's common stock at the fair market value of the stock on the date the options are granted. Options under the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of 10 years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.
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
Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted shares and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life has been based on historical exercise and termination behavior as well as the term of the option, but the expected life of the options granted pursuant to the LTIP awards was based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
The following table presents the weighted average assumptions used to determine the fair value of options granted in the six month periods ending June 30, 2013 and 2012.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012
Expected dividend yield	0.5%	0.6%
Expected volatility	59.6%	62.6%
Risk-free rate	0.7%	0.7%
Expected option life (in years)	4.5	4.5
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
Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.2 million and $2.3 million in the second quarter of 2013 and 2012, respectively, and $4.5 million and $4.6 million for the 2013 and 2012 year-to-date periods, respectively.
A summary of the Plans' stock option activity for the six months ended June 30, 2013 and June 30, 2012 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2013	1,745,427	$42.31
Granted	223,995	37.81
Exercised	(44,658)	28.27
Forfeited or canceled	(16,765)	38.64
Outstanding at June 30, 2013	1,907,999	$42.15	3.1	$4,634
Exercisable at June 30, 2013	1,399,796	$45.04	2.1	$2,552

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2012	2,064,534	$38.83
Granted	244,654	31.01
Exercised	(402,557)	19.94
Forfeited or canceled	(33,561)	40.79
Outstanding at June 30, 2012	1,873,070	$41.83	3.4	$3,679
Exercisable at June 30, 2012	1,378,377	$45.53	2.4	$1,677

(1)	Represents the remaining weighted average contractual life in years.

(2)
Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company's average of the high and low stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. Options with exercise prices above the average of the high and low stock price on the last trading day of the quarter are excluded from the calculation of intrinsic value. The intrinsic value will change based on the fair market value of the Company's stock.

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2013 and June 30, 2012 was $17.55 and $14.92, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2013 and 2012, was $375,000 and $4.7 million, respectively.
A summary of the Plans' restricted share and performance-based stock award activity for the six months ended June 30, 2013 and June 30, 2012 is presented below:

	Six months ended June 30, 2013		Six months ended June 30, 2012
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	314,226	$37.99	336,709	$38.29
Granted	686	35.92	85,057	30.99
Vested and issued	(121,472)	32.06	(109,758)	34.61
Forfeited	(872)	32.42	(959)	30.98
Outstanding at June 30	192,568	$41.74	311,049	$37.62
Vested, but not issuable at June 30	85,000	$51.88	85,069	$51.86

Performance-based Shares
Outstanding at January 1	153,915	$31.78	72,158	$33.25
Granted	103,987	37.81	117,662	31.01
Vested and issued	—	—	—	—
Net change due to estimated performance	(9,998)	38.57	(6,887)	33.25
Forfeited	(5,124)	33.84	(3,390)	31.87
Outstanding at June 30	242,780	$34.04	179,543	$31.81

The number of performance-based shares granted is reflected in the above table at the target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established goals and can range from 0% to 200% of the target award. The outstanding number of performance-based shares reflected in the table represents the number of shares expected to be awarded based on management's current assessment of the achievement of the goals. At June 30, 2013, the maximum number of performance-based shares that could be issued based on the grants made to date is approximately 624,000 shares.
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
Series A Preferred Stock
In August 2008, the Company issued and sold 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) for $50 million in a private transaction. If declared, dividends on the Series A Preferred Stock are payable quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock was convertible into common stock at the option of the holder at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. On July 19, 2013, pursuant to such terms, the holder of the Series A Preferred Stock elected to convert all 50,000 shares of the Series A Preferred Stock into 1,944,000 shares of the Company's common stock, no par value. See Note 18 - Subsequent Events for further discussion regarding the conversion of 50,000 shares of the Series A Preferred Stock.
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
Common Stock Warrant
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury, a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. At June 30, 2013, the warrant to purchase 1,643,295 shares remains outstanding.
The Company previously issued other warrants to acquire common stock. These warrants entitled the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. In March 2012, 18,000 warrants were exercised resulting in warrants outstanding totaling 1,000 at June 30, 2012. In February 2013, the remaining warrants were exercised resulting in no warrants outstanding at June 30, 2013.
Other
In May 2013, the Company issued 648,286 shares of its common stock in the acquisition of FNBI. In December 2012, the Company issued 372,530 shares of its common stock in the acquisition of HPK. In August 2012, the Company issued 25,493 shares of its common stock in settlement of contingent consideration related to the previously completed acquisition of Great Lakes Advisors, which is in addition to the 529,087 shares issued in July 2011 at the time of the acquisition.

Accumulated Other Comprehensive (Loss) Income

The following tables summarize the components of other comprehensive (loss) income, including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2013	$1,910	$(4,404)	$1,427	$(1,067)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	(43,122)	351	(6,318)	(49,089)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(1)	953	—	952
Net other comprehensive income (loss) during the period, net of tax	$(43,123)	$1,304	$(6,318)	$(48,137)
Balance at June 30, 2013	$(41,213)	$(3,100)	$(4,891)	$(49,204)

Balance at January 1, 2013	$6,710	$(5,292)	$6,293	$7,711
Other comprehensive income (loss) during the period, net of tax, before reclassifications	(47,771)	312	(11,184)	(58,643)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(152)	1,880	—	1,728
Net other comprehensive income (loss) during the period, net of tax	$(47,923)	$2,192	$(11,184)	$(56,915)
Balance at June 30, 2013	$(41,213)	$(3,100)	$(4,891)	$(49,204)

Balance at April 1, 2012	$1,772	$(6,602)	$—	$(4,830)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	4,799	(299)	2,101	6,601
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(664)	864	—	200
Net other comprehensive income (loss) during the period, net of tax	$4,135	$565	$2,101	$6,801
Balance at June 30, 2012	$5,907	$(6,037)	$2,101	$1,971

Balance at January 1, 2012	$4,204	$(7,082)	$—	$(2,878)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	2,856	(663)	2,101	4,294
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(1,153)	1,708	—	555
Net other comprehensive income (loss) during the period, net of tax	$1,703	$1,045	$2,101	$4,849
Balance at June 30, 2012	$5,907	$(6,037)	$2,101	$1,971

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of	Three Months Ended June 30,		Six Months Ended June 30,		Impacted Line on the
Accumulated Other Comprehensive Income	2013	2012	2013	2012	Consolidated Statements of Income
Accumulated unrealized losses on securities
Gains included in net income	$2	$1,109	$253	$1,925	Gains on available-for-sale securities, net
	2	1,109	253	1,925	Income before taxes
Tax effect	$(1)	$(445)	$(101)	$(772)	Income tax expense
Net of tax	$1	$664	$152	$1,153	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$1,583	$1,443	$3,122	$2,853	Interest on junior subordinated debentures
	(1,583)	(1,443)	(3,122)	(2,853)	Loss before taxes
Tax effect	$630	$579	$1,242	$1,145	Income tax benefit
Net of tax	$(953)	$(864)	$(1,880)	$(1,708)	Net loss
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)		2013	2012	2013	2012
Net income		$34,307	$25,595	$66,359	$48,805
Less: Preferred stock dividends and discount accretion		2,617	2,644	5,233	3,890
Net income applicable to common shares—Basic	(A)	31,690	22,951	61,126	44,915
Add: Dividends on convertible preferred stock, if dilutive		2,581	—	5,162	—
Net income applicable to common shares—Diluted	(B)	34,271	22,951	66,288	44,915
Weighted average common shares outstanding	(C)	37,486	36,329	37,231	36,266
Effect of dilutive potential common shares
Common stock equivalents		7,334	7,770	7,343	7,723
Convertible preferred stock, if dilutive		5,020	—	5,020	—
Total dilutive potential common shares		12,354	7,770	12,363	7,723
Weighted average common shares and effect of dilutive potential common shares	(D)	49,840	44,099	49,594	43,989
Net income per common share:
Basic	(A/C)	$0.85	$0.63	$1.64	$1.24
Diluted	(B/D)	$0.69	$0.52	$1.34	$1.02
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

(18) Subsequent Events

On July 19, 2013, the holder of the Company's Series A Preferred Stock elected to convert all 50,000 shares of the Series A Preferred Stock issued and outstanding into 1,944,000 shares of the Company's common stock, no par value, at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. No separate consideration was paid to the Company for the issuance of the shares of the Company’s common stock.

On July 31, 2013, the Company announced the signing of a definitive agreement to acquire Diamond. Diamond is the parent company of Diamond Bank, FSB, which operates four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. Through this transaction, subject to final adjustments, the Company expects to acquire approximately $165 million in assets and approximately $135 million in deposits. In the merger, outstanding shares of Diamond common stock will be converted into the right to receive cash merger consideration.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of June 30, 2013 compared with December 31, 2012 and June 30, 2012, and the results of operations for the three and six month periods ended June 30, 2013 and 2012, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2012 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
Second Quarter Highlights
The Company recorded net income of $34.3 million for the second quarter of 2013 compared to $25.6 million in the second quarter of 2012. The results for the second quarter of 2013 demonstrate continued operating strengths as net income increased, loans outstanding increased and our deposit funding base mix continued its beneficial shift toward an aggregate lower cost of funds. The quarter was also highlighted by strong mortgage banking and wealth management results, improved utilization of liquidity and effective expense management. In the second quarter of 2013, the Company completed the acquisition of First Lansing Bancorp, Inc. For more information, see “Overview—Recent Acquisition Transactions.”
The Company increased its loan portfolio, excluding covered loans and loans held for sale, from $11.2 billion at June 30, 2012 and $11.8 billion at December 31, 2012, to $12.5 billion at June 30, 2013. The increase in the current quarter compared to the prior year quarter was primarily a result of the Company’s commercial banking initiative, growth in the premium finance receivables – commercial portfolio as well as acquisition transactions. The Company continues to make new loans, including in the commercial and commercial real-estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2013, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company continues to benefit from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. In the current quarter, the Company continued its asset driven approach and utilized a portion of its liquidity to fund strong loan growth. At June 30, 2013, the Company had $674.0 million in overnight liquid funds and interest-bearing deposits with banks.
The Company recorded net interest income of $135.8 million in the second quarter of 2013 compared to $128.3 million in the second quarter of 2012. The higher level of net interest income recorded in the second quarter of 2013 compared to the second quarter of 2012 resulted primarily from an $851.5 million increase in the balance of total average earning assets and a 24 basis point decline in the rate paid on average interest bearing liabilities as a result of the positive re-pricing of retail interest-bearing deposits along with a more favorable deposit mix. The increase in average earning assets was partially offset by a 21 basis point decline in the yield on earning assets, creating an increase in total interest income of $1.0 million in the second quarter of 2013 compared to the second quarter of 2012. The increase in interest income of $1.0 million, combined with a reduction of interest expense of $6.6 million, resulted in the $7.6 million increase in net interest income.
Non-interest income totaled $64.0 million in the second quarter of 2013 an increase of $13.1 million, or 26%, compared to the second quarter of 2012. The increase in the second quarter of 2013 compared to the second quarter of 2012 was primarily attributable to higher mortgage banking, increased trading gains and higher wealth management revenues, partially offset by a decrease in fees from covered call options and fewer gains on available-for-sale securities. Mortgage banking revenue increased $6.1 million when compared to the second quarter of 2012. The increase in mortgage banking revenue in the current quarter as compared to the second quarter of 2012 resulted primarily from higher origination volumes from new home purchases, due to the general improvement in the overall economy (increased housing starts, home sales and median prices of homes) as well as a continued

active refinance market. Loans sold to the secondary market were $1.1 billion in the second quarter of 2013 compared to $853.6 million in the second quarter of 2012 (see “Non-Interest Income” section later in this document for further detail).
Non-interest expense totaled $128.2 million in the second quarter of 2013, increasing $11.0 million, or 9%, compared to the second quarter of 2012. The increase compared to the second quarter of 2012 was primarily attributable to a $11.1 million increase in salaries and employee benefits and a $1.9 million increase in equipment and occupancy expenses as a result of acquisitions, partially offset by a $3.6 million decrease in OREO expense. Salaries and employee benefits expense increased primarily as a result of a $5.8 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company’s long-term incentive program, a $4.4 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows and an $897,000 increase from employee benefits.
The Current Economic Environment
The economic environment in the second quarter of 2013 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. Both the low rate environment and increased competition have limited the Company's expansion of its net interest margin. While management believes interest rates will rebound over time, the Company has employed certain strategies to manage net income in the current rate environment. In particular:
Net Interest Income
The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base which has more than offset the pressures the Company has experienced related to net interest margin expansion. In the second quarter of 2013, average earning assets grew $851.5 million compared to the second quarter of 2012 resulting in a $7.6 million increase in net interest income.
The Company has continued efforts to shift a greater allocation of its deposit base to non-interest bearing. Non-interest bearing deposits as a percentage of total deposits was 17.1% in the second quarter of 2013 as compared to 15.7% in the second quarter of 2012.
The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to enhance the overall return on its securities to compensate for net interest margin compression. Although the Company wrote fewer options in the second quarter of 2013 as compared to previous quarters, the Company recognized $993,000 in fees on covered call options. While these fees are not recorded as a component of net interest income in accordance with accounting guidance, the fee contribution is considered by the Company to be an additional return on the investment portfolio.
The Company utilizes “back to back” interest rate derivative transactions, primarily interest rate swaps, to receive floating rate interest payments related to customer loans. In these arrangements, the Company makes a floating rate loan to a borrower who prefers to pay a fixed rate. To accommodate the risk management strategy of certain qualified borrowers, the Company enters a swap with its borrower to effectively convert the borrower's variable rate loan to a fixed rate. However, in order to minimize the Company's exposure on these transactions and continue to receive a floating rate, the Company simultaneously executes an offsetting mirror-image derivative with a third party.
Non-Interest Income
In preparation for a rising rate environment, the Company has purchased a series of interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of June 30, 2013, the Company held seven interest rate cap derivatives with a total notional value of $880.0 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In the second quarter of 2013, long term interest rates rose resulting in increased cap valuations as compared to prior quarters. The Company recognized $3.0 million in trading gains in the second quarter of 2013 related to the mark to market of these interest rate caps.
The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $31.7 million in the second quarter of 2013, representing 16% of total net revenue. Mortgage banking revenue is comprised of gains on originations for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. In the second quarter of 2013, approximately 56% of originations were mortgages associated with new home purchases while 44% of originations were mortgage refinancing. As the housing market and economy have improved, a higher percentage of originations have been attributed to new home purchases. We anticipate that as rates increase, new home purchase originations will continue to increase partially offsetting a decline in refinance activity.

Non-Interest Expense
The Company has made expense management a primary focus to enhance profitability amid the low interest rate environment and increased competition. Management believes that its focus on cost control and an efficient infrastructure positions the Company appropriately as it continues its growth strategy. The Company continues to evaluate expense management opportunities throughout all facets of the organization, both organically and through acquisitions. Management continues to be disciplined in its approach to growth and will leverage the Company's existing expense infrastructure to expand its presence in existing and complimentary markets. Management believes that its recent acquisitions have provided operating capacity for balance sheet growth without commensurate increase in operating expenses which should provide improvement in its overhead ratio, holding all else equal.
Potentially impacting the cost control strategies discussed above, the Company anticipates increased costs resulting from the changing regulatory environment on our business and operations. We have already experienced increases in compliance related costs and we expect that compliance with the Dodd-Frank Act and its implementing regulations will require us to invest significant additional management attention and resources.

Credit Quality
The Company’s credit quality metrics improved in the second quarter of 2013, including improvements in the ratios of non-performing assets and non-performing loans to total assets and total loans. These improvements reflect the Company's continued focus on addressing non-performing assets. The Company has continued to be disciplined in its approach to growth and has not sacrificed asset quality.
In particular:

•
The Company’s provision for credit losses, excluding covered loans, in the second quarter of 2013 totaled $15.1 million, a decrease of $3.3 million when compared to the second quarter of 2012. Net charge-offs increased to $18.4 million in the second quarter of 2013 (of which $14.4 million related to commercial real-estate loans) compared to $17.4 million for the same period in 2012 (of which $9.1 million related to commercial real-estate loans).

•
The Company’s allowance for loan losses, excluding covered loans, totaled $106.8 million at June 30, 2013, reflecting a decrease of $5.1 million, or 5%, when compared to the same period in 2012 and a slight decrease of $509,000, when compared to December 31, 2012. At June 30, 2013, approximately $52.0 million, or 49%, of the allowance for loan losses was associated with commercial real-estate loans and another $28.7 million, or 27%, was associated with commercial loans.

•
The Company has significant exposure to commercial real-estate. At June 30, 2013, $4.1 billion, or 33%, of our loan portfolio, excluding covered loans, was commercial real-estate, with approximately 93% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. As of June 30, 2013, the commercial real-estate loan portfolio was comprised of $294.2 million related to land, residential and commercial construction, $597.8 million related to office buildings, $607.4 million related to retail, $615.5 million related to industrial use, $533.6 million related to multi-family and $1.4 billion related to mixed use and other use types. In analyzing the commercial real-estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of June 30, 2013, the Company had approximately $58.1 million of non-performing commercial real-estate loans representing approximately 1.4% of the total commercial real-estate loan portfolio. $16.3 million, or 28%, of the total non-performing commercial real-estate loan portfolio related to the land, residential and commercial construction sector.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $121.5 million (of which $58.1 million, or 48%, was related to commercial real-estate) at June 30, 2013, an increase of approximately $565,000 compared to June 30, 2012.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased by $15.6 million, to $57.0 million during the second quarter of 2013, from $72.6 million at June 30, 2012. The decrease in other real estate owned in the second quarter of 2013 compared to the same period in the prior year is primarily a result of disposals in the past 12 months. The $57.0 million of other real estate owned as of June 30, 2013 was comprised of $7.0 million of residential real-estate development property, $42.7 million of commercial real-estate property and $7.3 million of residential real-estate property.
During the quarter, Management continued its strategic efforts to resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $133.7 million as of June 30, 2013, decreasing $18.3 million compared to the balance of $152.0 million as of December 31, 2012. Fluctuations from period to period in loans that are past due 30 days or more and still accruing interest are primarily the result of timing of payments for loans with near term delinquencies (i.e. 30-89 days past-due).
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. At June 30, 2013, the Company had a $4.5 million estimated liability on loans expected to be repurchased from loans sold to investors compared to a $4.3 million liability and a $2.9 million liability for similar items as of December 31, 2012 and June 30, 2012, respectively. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
In addition, during the second quarter of 2013, the Company modified $14.5 million of loans in troubled debt restructurings ("TDRs"), primarily attributable to two credit relationships, by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At June 30, 2013, approximately $126.2 million in loans had terms modified in TDRs, with $93.8 million of these TDRs in accruing status.
Trends in Our Three Operating Segments During the Second Quarter
Community Banking
Net interest income. Net interest income for the community banking segment totaled $127.5 million for the second quarter of 2013 compared to $123.4 million for the first quarter of 2013 and $123.0 million for the second quarter of 2012. The increase in net interest income in the second quarter of 2013 compared to the first quarter of 2013 is primarily attributable to one additional day in the current quarter along with a seven basis point increase in the yield on earning assets and a three basis point decrease on the rate paid on interest-bearing liabilities. The increase in net interest income in the current quarter compared to the second quarter of 2012 can be attributed to growth in earning assets, including those obtained in FDIC-assisted acquisitions as well as the ability to price interest-bearing deposits at more reasonable rates.
Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as the Company utilized its liquidity position to fund loan growth. Additionally, non-interest bearing deposits have grown as a result of the Company’s commercial banking initiative and fixed term certificates of deposit have been running off and renewing at lower rates given the historically low interest rate levels.
Level of non-performing loans and other real estate owned. Given the economic conditions, problem loan expenses have been at elevated levels in recent years. However, the non-performing loans decreased in the second quarter of 2013 as compared to the first quarter of 2013 and increased slightly compared to the second quarter of 2012. The company remains committed to the timely resolution of non-performing loans. Other real estate owned has increased slightly in the current quarter as compared to the first quarter of 2013 and decreased compared to the second quarter of 2012.
Mortgage banking revenue. Mortgage banking revenue increased $1.6 million when compared to the first quarter of 2013 and increased $6.1 million when compared to the second quarter of 2012. The increase in the current quarter as compared to the first quarter of 2013 resulted primarily from increased loan originations. The increase in the current quarter compared to the second quarter of 2012 resulted primarily from higher origination volumes from new home purchases, due to the general improvement in the overall economy (increased housing starts, home sales and median prices of homes) as well as a continued active refinance market.
For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Specialty Finance
Financing of Commercial Insurance Premiums. FIFC originated approximately $1.1 billion of commercial insurance premium finance loans in the U.S. in the second quarter of 2013, relatively unchanged as compared to U.S. commercial insurance premium finance loan originated in both the first quarter of 2013 and the second quarter of 2012, respectively. The Company acquired a Canadian insurance premium funding company in the second quarter of 2012. In the second quarter of 2013, the Canadian insurance premium funding company originated approximately $173.6 million in commercial insurance premium finance loans as compared to $126.3 million in first quarter of 2013. For more information on this acquisition, see “Overview—Recent Acquisition Transactions.”
Financing of Life Insurance Premiums. FIFC originated approximately $136.3 million in life insurance premium finance loans in the second quarter of 2013 compared to $85.7 million in the first quarter of 2013, and compared to $96.4 million in the second quarter of 2012. The increase in originations in the second quarter of 2013 from the first quarter of 2013 is a result of higher renewal volume in the current quarter. The increase in originations in the second quarter of 2013 compared to the second quarter of 2012 was a result of higher renewal volume in the current year coupled with new business with higher average loan sizes on originations.
For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Wealth Management Activities
The wealth management segment recorded higher non-interest income in the second quarter of 2013 compared to the second quarter of 2012 mostly attributable to growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. For more information on the trust operation acquisition, see “Overview—Recent Acquisition Transactions.”
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
Other Completed Transactions
Acquisition of First Lansing Bancorp, Inc.
On May 1, 2013, the Company completed its acquisition of First Lansing Bancorp, Inc. ("FLB"). FLB was the parent company of First National Bank of Illinois ("FNBI"), which operated seven banking locations in the south and southwest suburbs of Chicago, Illinois as well as one location in northwest Indiana. As part of this transaction, FNBI was merged into Old Plank Trail Bank. FLB had approximately $372 million in assets and $330 million in deposits as of the acquisition date, prior to purchase accounting adjustments. The Company recorded goodwill of $14.0 million on the acquisition.
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
Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, Hinsdale Bank completed its divestiture of the deposits and current banking operations of Second Federal, which were acquired in an FDIC-assisted transaction on July 20, 2012, to an unaffiliated financial institution. Through this transaction, the Company divested approximately $149 million of related deposits.
Announced Acquisitions
On July 31, 2013, the Company announced the signing of a definitive agreement to acquire Diamond Bancorp, Inc. ("Diamond"). Diamond is the parent company of Diamond Bank, FSB, which operates four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. Through this transaction, subject to final adjustments, the Company expects to acquire approximately

$165 million in assets and approximately $135 million in deposits. In the merger, outstanding shares of Diamond common stock will be converted into the right to receive cash merger consideration.
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
Conversion of Preferred Stock
On August 26, 2008, the Company sold 50,000 shares of its Series A Preferred Stock to CIVC-WTFC LP ("CIVC"). The terms of the Series A Preferred Stock provide that holders of the Series A Preferred Stock may convert their shares into common stock at any time. On July 19, 2013, pursuant to such terms, the holder of the Company's Series A Preferred Stock elected to convert all 50,000 shares of the Series A Preferred Stock issued and outstanding into 1,944,000 shares of the Company's common stock, no par value, at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. No separate consideration was paid to the Company for the issuance of the shares of the Company’s common stock.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three and six months ended June 30, 2013, as compared to the same periods last year, are shown below:

(Dollars in thousands, except per share data)	Three months ended June 30, 2013	Three months ended June 30, 2012	Percentage (%) or Basis Point (bp)Change
Net income	$34,307	$25,595	34%
Net income per common share—Diluted	0.69	0.52	33
Pre-tax adjusted earnings (2) (6)	70,920	68,928	3
Net revenue (1)	199,819	179,205	12
Net interest income	135,824	128,270	6
Net interest margin (2)	3.50%	3.51%	(1) bp
Net overhead ratio (2) (3)	1.49	1.63	(14)
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.51	1.46	5
Efficiency ratio (2) (4)	63.97	65.63	(166)
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	63.78	61.35	243
Return on average assets	0.80	0.63	17
Return on average common equity	7.55	6.08	147
Return on average tangible common equity	9.70	7.80	190

(Dollars in thousands, except per share data)	Six months ended June 30, 2013	Six months ended June 30, 2012	Percentage (%) or Basis Point (bp) Change
Net income	$66,359	$48,805	36%
Net income per common share—Diluted	1.34	1.02	31
Net revenue (1)	387,911	352,123	10
Net interest income	226,537	254,165	(11)
Pre-tax adjusted earnings (2) (6)	139,183	132,995	5
Net interest margin (2)	3.46%	3.53%	(7) bp
Net overhead ratio (2) (3)	1.48	1.71	(23)
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.49	1.52	(3)
Efficiency ratio (2) (4)	63.88	66.91	(303)
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	63.63	61.75	188
Return on average assets	0.77	0.61	16
Return on average common equity	7.42	5.99	143
Return on average tangible common equity	9.53	7.68	185
At end of period
Total assets	$17,613,546	$16,576,282	6%
Total loans, excluding loans held-for-sale, excluding covered loans	12,516,892	11,202,842	12
Total loans, including loans held-for-sale, excluding covered loans	13,054,883	11,728,946	11
Total deposits	14,365,854	13,057,581	10
Total shareholders’ equity	1,836,660	1,722,074	7
Tangible common equity ratio (TCE) (2)	7.4%	7.4%	0 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.5	8.4	10
Book value per common share (2)	$37.84	$35.86	6%
Tangible common book value per share (2)	29.25	27.69	6
Market price per common share	38.28	35.50	8
Excluding covered loans:
Allowance for credit losses to total loans (5)	0.88	1.11	(23) bp
Non-performing loans to total loans	0.97	1.08	(11) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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
The net overhead ratio and the efficiency ratio are primarily reviewed by the Company based on pre-tax adjusted earnings. The Company believes that these measures provide a more meaningful view of the Company’s operating efficiency and expense management. The net overhead ratio, based on pre-tax adjusted earnings, is calculated by netting total adjusted non-interest expense and total adjusted non-interest income, annualizing this amount, and dividing it by total average assets. Adjusted non-interest expense is calculated by subtracting OREO expenses, covered loan collection expense, defeasance cost, seasonal payroll tax fluctuation and fees to terminate repurchase agreements. Adjusted non-interest income is calculated by adding back the recourse obligation on loans previously sold and subtracting gains or adding back losses on FDIC indemnification asset accretion, foreign currency remeasurement, investment partnerships, bargain purchase, trading and available-for-sale securities activity.
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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands)	2013	2012	2013	2012
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$156,646	$155,691	$308,959	$312,177
Taxable-equivalent adjustment:
—Loans	225	135	375	269
—Liquidity management assets	356	333	699	662
—Other earning assets	4	3	5	6
Interest Income—FTE	$157,231	$156,162	$310,038	$313,114
(B) Interest Expense (GAAP)	20,822	27,421	42,422	58,012
Net interest income—FTE	136,409	128,741	267,616	255,102
(C) Net Interest Income (GAAP) (A minus B)	$135,824	$128,270	$266,537	$254,165
(D) Net interest margin (GAAP)	3.49%	3.49%	3.44%	3.52%
Net interest margin—FTE	3.50%	3.51%	3.46%	3.53%
(E) Efficiency ratio (GAAP)	64.15%	65.80%	64.05%	67.09%
Efficiency ratio—FTE	63.97%	65.63%	63.88%	66.91%
Efficiency ratio—Based on pre-tax adjusted earnings	63.78%	61.35%	63.63%	61.75%
(F) Net Overhead ratio (GAAP)	1.49%	1.63%	1.48%	1.71%
Net Overhead ratio—Based on pre-tax adjusted earnings	1.51%	1.46%	1.49%	1.52%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,836,660	$1,722,074
(G) Less: Preferred stock	(176,476)	(176,337)
Less: Intangible assets	(377,008)	(352,109)
(H) Total tangible common shareholders’ equity	$1,283,176	$1,193,628
Total assets	$17,613,546	$16,576,282
Less: Intangible assets	(377,008)	(352,109)
(I) Total tangible assets	$17,236,538	$16,224,173
Tangible common equity ratio (H/I)	7.4%	7.4%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.5%	8.4%
Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$56,250	$41,329	$108,536	$79,088
Add: Provision for credit losses	15,382	20,691	31,069	38,091
Add: OREO expense, net	2,284	5,848	664	13,026
Add: Recourse obligation on loans previously sold	815	(36)	60	—
Add: Covered loan collection expense	276	1,323	975	2,722
Add: Defeasance cost	—	148	—	996
Add: Seasonal payroll tax fluctuation	(312)	(271)	1,298	1,994
Add: FDIC indemnification asset amortization	16	87	1,224	466
Add: Loss on foreign currency remeasurement	33	—	55	—
Add: Fees for termination of repurchase agreements	—	—	—	—
Less: Gain from investment partnerships	(562)	(65)	(1,620)	(1,460)
Less: Gain on bargain purchases, net	—	55	—	(785)
Less: Trading (gains) losses, net	(3,260)	928	(2,825)	782
Less: Gains on available-for-sale securities, net	(2)	(1,109)	(253)	(1,925)
Pre-tax adjusted earnings	$70,920	$68,928	$139,183	$132,995
Calculation of book value per share
Total shareholders’ equity	$1,836,660	$1,722,074
Less: Preferred stock	(176,476)	(176,337)
(J) Total common equity	$1,660,184	$1,545,737
Actual common shares outstanding	37,725	36,341
Add: TEU conversion shares	6,145	6,760
(K) Common shares used for book value calculation	43,870	43,101
Book value per share (J/K)	$37.84	$35.86
Tangible common book value per share (H/K)	$29.25	$27.69
Calculation of return on average common equity
(L) Net income applicable to common shares	$31,690	$22,951	61,126	44,915
Total average shareholders' equity	1,859,265	1,695,440	1,838,810	1,630,051
Less: Average preferred stock	(176,454)	(176,314)	(176,438)	(122,083)
(M) Total average common shareholders' equity	1,682,811	1,519,126	1,662,372	1,507,968
Less: Average intangible assets	(372,796)	(335,327)	(369,171)	(331,261)
(N) Total average tangible common shareholders’ equity	1,310,015	1,183,799	1,293,201	1,176,707
Return on average common equity, annualized (L/M)	7.55%	6.08%	7.42%	5.99%
Return on average tangible common equity, annualized (L/N)	9.70%	7.80%	9.53%	7.68%

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
Net Income
Net income for the quarter ended June 30, 2013 totaled $34.3 million, an increase of $8.7 million, or 34%, compared to the second quarter of 2012. On a per share basis, net income for the second quarter of 2013 totaled $0.69 per diluted common share compared to $0.52 in the second quarter of 2012.
The most significant factors impacting net income for the second quarter of 2013 as compared to the same period in the prior year include increased mortgage banking revenues primarily due to higher origination volumes from new home purchases, due to the general improvement in the overall economy (increased housing starts, home sales and median price of homes) as well as a continued active refinance market, reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base, improvement in OREO expenses due to fewer negative valuation adjustments on properties held, higher wealth management revenues partially benefited by an acquisition in 2012 and growth within the existing business, higher trading gains from fair value adjustments related to interest rate derivative contracts and lower provision for credit losses. These improvements were partially offset by an increase in salary expense caused by the addition of employees from acquisitions and an increase in variable pay based revenue as well as a decrease in fees from covered call options. The return on average common equity for the second quarter of 2013 was 7.55%, compared to 6.08% for the prior year second quarter.

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
Quarter Ended June 30, 2013 compared to the Quarter Ended June 30, 2012
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2013 as compared to the second quarter of 2012 (linked quarters):

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,560,118	$10,823	1.70%	$2,781,730	$11,693	1.69%
Other earning assets (2) (3) (7)	25,775	201	3.13	30,761	233	3.04
Loans, net of unearned income (2) (4) (7)	12,546,676	137,139	4.38	11,300,395	130,293	4.64
Covered loans	491,603	9,068	7.40	659,783	13,943	8.50
Total earning assets (7)	$15,624,172	$157,231	4.04%	$14,772,669	$156,162	4.25%
Allowance for loan and covered loan losses	(126,455)			(134,077)
Cash and due from banks	225,712			152,118
Other assets	1,560,556			1,528,497
Total assets	$17,283,985			$16,319,207

Interest-bearing deposits	$11,766,422	$13,675	0.47%	$10,815,018	$17,273	0.64%
Federal Home Loan Bank advances	434,572	2,821	2.60	514,513	2,867	2.24
Notes payable and other borrowings	273,255	1,132	1.66	422,146	2,274	2.17
Secured borrowings—owed to securitization investors	—	—	—	407,259	1,743	1.72
Subordinated notes	13,187	52	1.58	23,791	126	2.10
Junior subordinated notes	249,493	3,142	4.98	249,493	3,138	4.97
Total interest-bearing liabilities	$12,736,929	$20,822	0.65%	$12,432,220	$27,421	0.89%
Non-interest bearing deposits	2,379,315			1,993,880
Other liabilities	308,476			197,667
Equity	1,859,265			1,695,440
Total liabilities and shareholders’ equity	$17,283,985			$16,319,207
Interest rate spread (5) (7)			3.39%			3.36%
Net free funds/contribution (6)	$2,887,243		0.11%	$2,340,449		0.15%
Net interest income/Net interest margin(7)		$136,409	3.50%		$128,741	3.51%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2013 and 2012 were $585,000 and $471,000, respectively.

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

The net interest margin in the second quarter of 2013 declined by one basis point when compared to the second quarter of 2012. This decrease resulted as the yield on total average earning assets declined 21 basis points and the contribution from net free funds declined by four basis points, partially offset by a 24 basis point decrease on the rate on total average interest-bearing liabilities. The decline in the yield on average earning assets includes lower yields on our non-covered loan portfolio which was negatively impacted by competitive and economic pricing pressures. Additionally, the Company experienced lower yields on the covered loan portfolio. However, decreases in the rate on average interest-bearing liabilities primarily attributed to the positive repricing of retail interest-bearing deposits, which partially offset the lower loan portfolio yields.

Quarter Ended June 30, 2013 compared to the Quarter Ended March 31, 2013
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2013 as compared to the first quarter of 2013 (sequential quarters):

	For the three months ended June 30, 2013			For the three months ended March 31, 2013
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,560,118	$10,823	1.70%	$2,797,310	$10,363	1.50%
Other earning assets (2) (3) (7)	25,775	201	3.13	24,205	180	3.02
Loans, net of unearned income (2) (4) (7)	12,546,676	137,139	4.38	12,252,558	131,740	4.36
Covered loans	491,603	9,068	7.40	536,284	10,524	7.96
Total earning assets (7)	$15,624,172	$157,231	4.04%	$15,610,357	$152,807	3.97%
Allowance for loan and covered loan losses	(126,455)			(125,221)
Cash and due from banks	225,712			217,345
Other assets	1,560,556			1,554,362
Total assets	$17,283,985			$17,256,843

Interest-bearing deposits	$11,766,422	$13,675	0.47%	$11,857,400	$14,504	0.50%
Federal Home Loan Bank advances	434,572	2,821	2.60	414,092	2,764	2.71
Notes payable and other borrowings	273,255	1,132	1.66	297,151	1,154	1.57
Subordinated notes	13,187	52	1.58	15,000	59	1.56
Junior subordinated notes	249,493	3,142	4.98	249,493	3,119	5.00
Total interest-bearing liabilities	$12,736,929	$20,822	0.65%	$12,833,136	$21,600	0.68%
Non-interest bearing deposits	2,379,315			2,290,725
Other liabilities	308,476			314,855
Equity	1,859,265			1,818,127
Total liabilities and shareholders’ equity	$17,283,985			$17,256,843
Interest rate spread (5) (7)			3.39%			3.29%
Net free funds/contribution (6)	$2,887,243		0.11%	$2,777,221		0.12%
Net interest income/Net interest margin (7)		$136,409	3.50%		$131,207	3.41%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2013 and March 31, 2013 were $585,000 and $494,000, respectively.

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

The net interest margin in the second quarter of 2013 increased by nine basis points when compared to the first quarter of 2013. This increase resulted from a three basis point decrease in the rate on total average interest-bearing liabilities and a seven basis point increase in the yield on total average earning assets, partially offset by a one basis point decline from the contribution of net free funds.

The contribution from re-pricing retail deposits and maturing wholesale funding has diminished when compared to previous quarters. Pressure on the net interest margin will be applied more from the pricing/re-pricing of loan volumes as the low rate environment impedes further meaningful declines in interest-bearing deposits rates.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30,2012

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first six months of 2013 as compared to the first six months of 2012:

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,678,059	$21,186	1.60%	$2,769,282	$24,733	1.80%
Other earning assets (2) (3) (7)	24,995	381	3.07	30,631	457	3.00
Loans, net of unearned income (2) (4) (7)	12,400,429	268,879	4.37	11,074,205	259,077	4.70
Covered loans	513,820	19,592	7.69	663,512	28,847	8.74
Total earning assets (7)	$15,617,303	$310,038	4.00%	$14,537,630	$313,114	4.33%
Allowance for loan and covered loan losses	(125,841)			(132,923)
Cash and due from banks	221,552			147,993
Other assets	1,557,475			1,524,579
Total assets	$17,270,489			$16,077,279

Interest-bearing deposits	$11,811,659	$28,179	0.48%	$10,648,420	$35,303	0.67%
Federal Home Loan Bank advances	424,389	5,585	2.65	492,429	6,451	2.63
Notes payable and other borrowings	285,137	2,286	1.62	463,980	5,376	2.33
Secured borrowings—owed to securitization investors	—	—	—	461,091	4,292	1.87
Subordinated notes	14,088	111	1.57	29,396	295	1.98
Junior subordinated notes	249,493	6,261	4.99	249,493	6,295	4.99
Total interest-bearing liabilities	$12,784,766	$42,422	0.67%	$12,344,809	$58,012	0.94%
Non-interest bearing deposits	2,335,265			1,913,253
Other liabilities	311,648			189,166
Equity	1,838,810			1,630,051
Total liabilities and shareholders’ equity	$17,270,489			$16,077,279
Interest rate spread (5) (7)			3.33%			3.39%
Net free funds/contribution (6)	$2,832,537		0.13%	$2,192,821		0.14%
Net interest income/Net interest margin (7)		$267,616	3.46%		$255,102	3.53%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2013 and June 30, 2012 were $1.1 million and $937,000, respectively.

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

The net interest margin for the first six months of 2013 was 3.46% compared to 3.53% in the first six months of 2012, a decrease of seven basis points. The decrease was the result of a 33 basis point decline from the yield on average earning assets and a one basis point decline from the contribution on net free funds, partially offset by a 27 basis point decline on interest-bearing liabilities.

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended June 30, 2013 and March 31, 2013, the first six months ended June 30, 2013 and June 30, 2012, and the three month periods ended June 30, 2013 and 2012. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2013 Compared to First Quarter of 2013	First Six Months of 2013 Compared to First Six Months of 2012	Second Quarter of 2013 Compared to Second Quarter of 2012
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$131,207	$255,102	$128,741
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	1,684	29,739	13,153
Change due to interest rate fluctuations (rate)	2,076	(15,816)	(5,485)
Change due to number of days in each period	1,442	(1,409)	—
Tax-equivalent net interest income for the period ended June 30, 2013	$136,409	$267,616	$136,409

Non-interest Income
For the second quarter of 2013, non-interest income totaled $64.0 million, an increase of $13.1 million, or 26%, compared to the second quarter of 2012. On a year-to-date basis, non-interest income for the first six months of 2013 totaled $121.4 million and increased $23.4 million, or 24%, compared to the same period in 2012.
The following table presents non-interest income by category for the periods presented:

	Three months ended June 30,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Brokerage	$7,426	$6,396	$1,030	16
Trust and asset management	8,466	6,997	1,469	21
Total wealth management	15,892	13,393	2,499	19
Mortgage banking	31,734	25,607	6,127	24
Service charges on deposit accounts	5,035	3,994	1,041	26
Gains on available-for-sale securities, net	2	1,109	(1,107)	(100)
Fees from covered call options	993	3,114	(2,121)	(68)
Gain on bargain purchases, net	—	(55)	55	(100)
Trading gains (losses), net	3,260	(928)	4,188	NM
Other:
Interest rate swap fees	1,638	2,337	(699)	(30)
Bank Owned Life Insurance	902	505	397	79
Administrative services	832	823	9	1
Miscellaneous	3,707	1,036	2,671	NM
Total Other	7,079	4,701	2,378	51
Total Non-Interest Income	$63,995	$50,935	$13,060	26

	Six months ended June 30,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Brokerage	$14,692	$12,718	$1,974	16
Trust and asset management	16,028	13,076	2,952	23
Total wealth management	30,720	25,794	4,926	19
Mortgage banking	61,879	44,141	17,738	40
Service charges on deposit accounts	9,828	8,202	1,626	20
Gains on available-for-sale securities, net	253	1,925	(1,672)	(87)
Fees from covered call options	2,632	6,237	(3,605)	(58)
Gain on bargain purchases, net	—	785	(785)	(100)
Trading gains (losses), net	2,825	(782)	3,607	NM
Other:
Interest rate swap fees	3,909	4,848	(939)	(19)
Bank Owned Life Insurance	1,747	1,424	323	23
Administrative services	1,569	1,589	(20)	(1)
Miscellaneous	6,012	3,795	2,217	58
Total Other	13,237	$11,656	$1,581	14
Total Non-Interest Income	$121,374	$97,958	$23,416	24
NM—Not Meaningful
The significant changes in non-interest income for the three and six months ended June 30, 2013 compared to the periods ended June 30, 2012 are discussed below.

Wealth management revenue totaled $15.9 million in the second quarter of 2013 compared to $13.4 million in the second quarter of 2012, an increase of 19%. On a year-to-date basis, wealth management revenues totaled $30.7 million for the first six months of 2013, compared to $25.8 million in the first six months of 2012. The increases in current year periods are mostly attributable to growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended June 30, 2013, mortgage banking revenue totaled $31.7 million, an increase of $6.1 million when compared to the second quarter of 2012. For the six months ended June 30, 2013, mortgage banking revenue totaled $61.9 million as compared to $44.1 million for the six months ended June 30, 2012. The increase in mortgage banking revenue in the three and six months ended June, 30 2013 as compared to the prior year periods resulted primarily from higher origination volumes from both new home purchases, due to the general improvement in the overall economy (increased housing starts, home sales, and median price of homes) and a continued active refinance market. Mortgage loan originations were $1.1 billion in the second quarter of 2013 as compared to $853.6 million in the prior year quarter. On a year-to-date basis, mortgage loan originations were $2.0 billion for the six months ended June 30, 2013 compared to $1.6 billion for the same period of the prior year. In addition to higher origination volume, pricing also improved creating higher margins in the current periods. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real-estate loans for the secondary market.
A summary of the mortgage banking components is shown below:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Mortgage loans originated and sold	$1,050,799	$853,585	$2,025,231	$1,568,240
Mortgage loans serviced for others	996,621	980,534
Fair value of mortgage servicing rights (MSRs)	8,636	6,647
MSRs as a percentage of loans serviced	0.87%	0.68%

The Company recognized $3.3 million in trading gains in the second quarter of 2013 compared to trading losses of $928,000 in the second quarter of 2012. On a year-to-date basis, trading gains totaled $2.8 million in the first six months of 2013 as compared to a $782,000 trading loss in the same period of 2012. The increase in trading gains resulted primarily from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility for short-term interest rates.

Fees from covered call option transactions decreased in the three and six month periods ended June 30, 2013 by $2.1 million and $3.6 million, respectively. Fees from covered call options decreased primarily as a result of fewer option transactions entered in 2013 compared to 2012 resulting in lower premiums received by the Company. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Historically, the Company has effectively entered into these transactions with the goal of enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities that do not qualify as hedges pursuant to accounting guidance.

Other non-interest income for the second quarter of 2013 totaled $7.1 million, an increase of $2.4 million compared to the second quarter of 2012. On a year-to-date basis, other non-interest income totaled $13.2 million in 2013, an increase of $1.6 million as compared to $11.7 million recorded in the first six months of 2012. Miscellaneous income increased in 2013 compared to the prior year periods primarily as a result of higher net gains on CRA and partnership investments in 2013.

Non-interest Expense
Non-interest expense for the second quarter of 2013 totaled $128.2 million and increased approximately $11.0 million, or 9%, compared to the second quarter of 2012. On a year-to-date basis, non-interest expense for the first six months of 2013 totaled $248.3 million and increased $13.4 million, or 6%, compared to the same period in 2012.
The following table presents non-interest expense by category for the periods presented:

	Three months ended June 30,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Salaries and employee benefits:
Salaries	$41,671	$37,237	$4,434	12
Commissions and bonus	25,143	19,388	5,755	30
Benefits	12,411	11,514	897	8
Total salaries and employee benefits	79,225	68,139	11,086	16
Equipment	6,413	5,466	947	17
Occupancy, net	8,707	7,728	979	13
Data processing	4,358	3,840	518	13
Advertising and marketing	2,722	2,179	543	25
Professional fees	4,191	3,847	344	9
Amortization of other intangible assets	1,164	1,089	75	7
FDIC insurance	3,003	3,477	(474)	(14)
OREO expenses, net	2,284	5,848	(3,564)	(61)
Other:
Commissions—3rd party brokers	1,128	1,069	59	6
Postage	1,464	1,330	134	10
Stationery and supplies	887	1,035	(148)	(14)
Miscellaneous	12,641	12,138	503	4
Total other	16,120	15,572	548	4
Total Non-Interest Expense	$128,187	$117,185	$11,002	9

	Six months ended June 30,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Salaries and employee benefits:
Salaries	$83,502	$75,170	$8,332	11
Commissions and bonus	46,419	36,190	10,229	28
Benefits	26,817	25,809	1,008	4
Total salaries and employee benefits	156,738	137,169	19,569	14
Equipment	12,597	10,866	1,731	16
Occupancy, net	17,560	15,790	1,770	11
Data processing	8,957	7,458	1,499	20
Advertising and marketing	4,762	4,185	577	14
Professional fees	7,412	7,451	(39)	(1)
Amortization of other intangible assets	2,284	2,138	146	7
FDIC insurance	6,447	6,834	(387)	(6)
OREO expenses, net	664	13,026	(12,362)	(95)
Other:
Commissions—3rd party brokers	2,362	2,090	272	13
Postage	2,713	2,753	(40)	(1)
Stationery and supplies	1,821	1,954	(133)	(7)
Miscellaneous	23,989	23,230	759	3
Total other	30,885	30,027	858	3
Total Non-Interest Expense	$248,306	$234,944	$13,362	6
NM - Not Meaningful

The significant changes in non-interest expense for the three and six months ended June 30, 2013 compared to the periods ended June 30, 2012 are discussed below.

Salaries and employee benefits expense increased $11.1 million, or 16%, in the second quarter of 2013 compared to the second quarter of 2012 primarily as a result of a $5.8 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company's long-term incentive program, a $4.4 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows and a $897,000 increase in employee benefits. On a year-to-date basis, salaries and employee benefits expense increased $19.6 million, or 14%, in the first six months of 2013 compared to the first six months of 2012 primarily as a result of a $8.3 million increase in salaries cause by the addition of employees from the various acquisitions and larger staffing as the company grows, a $10.2 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and the Company's long-term incentive program and a $1.0 million increase from employee benefits (primarily health plan and payroll taxes related).

Equipment expense totaled $6.4 million for the second quarter of 2013, an increase of $947,000 compared to the second quarter of 2012. On a year-to-date basis, equipment expense totaled $12.6 million for the first six months of 2013 as compared to $10.9 million for the first six months of 2012. The increase is primarily related to additional equipment depreciation as a result of acquisitions as well as increased software license fees. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software license fees.

Occupancy expense for the second quarter of 2013 was $8.7 million, an increase of $979,000, or 13%, compared to the same period in 2012. On a year-to-date basis, occupancy expense totaled $17.6 million for the first six months of 2013 as compared to $15.8 million for the first six months of 2012. The increase is primarily the result of depreciation and maintenance and repairs on owned locations which were obtained in the Company's acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses increased $518,000 in the second quarter of 2013 totaling $4.4 million compared to $3.8 million recorded in the second quarter of 2012. On a year-to-date basis, data processing expenses totaled $9.0 million for the first six months of 2013, as compared to $7.5 million for the first six months of 2012. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to bank acquisition transactions. Data processing expenses increased in the current quarter and six month period compared to the previous year quarter and six month period, primarily due to growth in the Company.

OREO expense totaled $2.3 million in the second quarter of 2013 compared to OREO expense of $5.8 million recorded in the second quarter of 2012. The decrease in total OREO expenses is primarily due to fewer negative valuation adjustments on properties held in OREO. On a year-to-date basis, OREO expense totaled $664,000 for the first six months of 2013, a decrease of $12.4 million, as compared to $13.0 million in the first six months of 2012. The decrease in the first six months of 2013 as compared to the same period of 2012 is a result of a $3.4 million gain recognized on a covered OREO property sale as well as fewer negative valuation adjustments on properties held in OREO. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.

Miscellaneous expenses in the second quarter of 2013 increased $503,000, or 4%, compared to the second quarter in the prior year. On a year-to-date basis, miscellaneous expense increased by $759,000 to $24.0 million for the first six months of 2013, as compared to $23.2 million in the prior year period. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.

Two ratios the Company uses to measure expense management are the efficiency ratio and the net overhead ratio. The Company believes that these measures provide a more meaningful view of the Company's operating efficiency and expense management. The efficiency ratio, based on pre-tax adjusted earnings, was 63.78% for the second quarter of 2013, compared to 61.35% in the second quarter of 2012. The net overhead ratio, based on pre-tax adjusted earnings, was 1.51% for the second quarter of 2013, compared to 1.46% in the second quarter of 2012. See "Supplemental Financial Measures/Ratios" section earlier in this document for further detail on these non-GAAP measures/ratios.
Income Taxes
The Company recorded income tax expense of $21.9 million for the three months ended June 30, 2013, compared to $15.7 million for same period of 2012. Income tax expense was $42.2 million and $30.3 million for the six months ended June 30, 2013 and 2012, respectively. The effective tax rates were 39.0% and 38.1% for the second quarters of 2013 and 2012, respectively, and

38.9% and 38.3% for the 2013 and 2012 year-to-date periods, respectively. The slightly higher effective tax rates in the 2013 periods reflect a lower level of tax credits in 2013 as compared to 2012.
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
The community banking segment’s net interest income for the quarter ended June 30, 2013 totaled $127.5 million as compared to $123.0 million for the same period in 2012, an increase of $4.5 million, or 4%. On a year-to-date basis, net interest income totaled $250.9 million for the first six months of 2013, an increase of $6.8 million, or 3%, as compared to the $244.2 million recorded in the first six months of 2012. The increases for both the three and six month periods are primarily attributable to growth in earning assets, including those obtained in acquisitions as well as the ability to gather interest-bearing deposits at more reasonable rates. The community banking segment’s non-interest income totaled $42.6 million in the second quarter of 2013, an increase of $5.6 million, or 15%, when compared to the second quarter of 2012 total of $37.0 million. On a year-to-date basis, the segment's non-interest income totaled $82.5 million for the first six months of 2013, an increase of $13.7 million, or 20%, when compared to the first six months of 2012 total of $68.8 million. Both the increase in the current quarter and the first six months of 2013 can be primarily attributed to higher mortgage banking revenue resulting from higher origination volumes as well as the general improvement in the overall economy (increased housing starts, home sales and median price of homes). The community banking segment’s after-tax profit for the quarter ended June 30, 2013 totaled $34.2 million, an increase of $4.8 million as compared to after-tax profit in the second quarter of 2012 of $29.4 million. The after-tax profit for the six months ended June 30, 2013, totaled $67.9 million, an increase of $11.5 million, or 20% as compared to the prior year total of $56.4 million.
Net interest income for the specialty finance segment totaled $31.5 million for the quarter ended June 30, 2013, compared to $28.7 million for the same period in 2012, an increase of $2.8 million or 10%. On a year-to-date basis, net interest income totaled $62.6 million for the first six months of 2013, an increase of $6.3 million, or 11%, as compared to the $56.3 million recorded last year. The specialty finance segment’s non-interest income for the three and six month periods ending June 30, 2013 totaled $1.8 million and $3.5 million, respectively compared to the three and six month periods ending June 30, 2012 total of $1.6 million and $2.9 million. The increases in both net interest income and non-interest income in the current quarter and first six months are primarily attributable to revenues from the Company’s Canadian insurance premium finance subsidiary acquired near the end of the second quarter of 2012. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 62%, 32% and 6%, respectively, of the total revenues of our specialty finance business for the six month period ending June 30, 2013. The after-tax profit of the specialty finance segment for the quarter ended June 30, 2013 totaled $13.8 million as compared to $11.0 million for the quarter ended June 30, 2012. The specialty finance segment's after-tax profit for the six months ended June 30, 2013 totaled $27.6 million, an increase of $4.2 million, or 18%, as compared to the prior year total of $23.4 million.

The wealth management segment reported net interest income of $2.4 million for the second quarter of 2013 compared to $2.7 million in the same quarter of 2012. On a year-to-date basis, net interest income totaled $3.7 million for the first six months of 2013, a decrease of $756,000, or 17%, as compared to the $4.4 million recorded last year. Net interest income for this segment is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $2.3 million ($1.4 million after tax) and $3.4 million ($2.0 million after tax) for the three and six month periods ended June 30, 2013, compared to $2.5 million ($1.5 million after tax) and $4.1 million ($2.4 million after tax) in the comparable periods of 2012. This segment recorded non-interest income of $19.1 million for the second quarter of 2013 compared to $16.0 million for the second quarter of 2012. On a year-to-date basis, non interest income totaled $36.9 million, an increase of $5.7 million compared to the prior year period total of $31.2 million. The increase in the second quarter and first six months of 2013 as compared to the second quarter and first six months of 2012 is mostly attributable growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. The wealth management segment’s after-tax profit totaled $3.2 million for the second quarter of 2013 compared to after-tax profit of $2.5 million for the second quarter of 2012.

This segment's after-tax profit for the six months ended June 30, 2013 totaled $5.4 million compared to $4.0 million for the six months ended June 30, 2012.

Financial Condition
Total assets were $17.6 billion at June 30, 2013, representing an increase of $1.0 billion, or 6%, when compared to June 30, 2012 and an increase of approximately $539.3 million, or 13% on an annualized basis, when compared to March 31, 2013. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $15.5 billion at June 30, 2013, $14.6 billion at June 30, 2012 and $14.9 billion at March 31, 2013. See Notes 5, 6, 10, 11 and 12 of the Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2013		March 31, 2013		June 30, 2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,937,443	19%	$2,841,360	18%	$2,573,103	17%
Commercial real-estate	4,061,849	26	3,916,871	25	3,608,218	24
Home equity	762,772	5	774,772	5	830,936	6
Residential real-estate (1)	756,703	5	751,473	5	785,304	5
Premium finance receivables	3,844,482	25	3,777,563	24	3,315,378	22
Indirect consumer loans	67,059	—	73,238	1	70,420	1
Other loans	116,368	1	117,281	1	117,036	1
Total loans, net of unearned income excluding covered loans (2)	$12,546,676	81%	$12,252,558	79%	$11,300,395	76%
Covered loans	491,603	3	536,284	3	659,783	4
Total average loans (2)	$13,038,279	84%	$12,788,842	82%	$11,960,178	80%
Liquidity management assets (3)	$2,560,118	16%	$2,797,310	18%	2,781,730	19%
Other earning assets (4)	25,775	—	24,205		30,761	1
Total average earning assets	$15,624,172	100%	$15,610,357	100%	$14,772,669	100%
Total average assets	$17,283,985		$17,256,843		$16,319,207
Total average earning assets to total average assets		90%		90%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the second quarter of 2013 increased $851.5 million, or 6%, to $15.6 billion, compared to the second quarter of 2012, and increased $13.8 million, or less than 1% on an annualized basis, compared to the first quarter of 2013. Average earning assets comprised 90% of average total assets at June 30, 2013 and March 31, 2013, and 91% of average total assets at June 30, 2012.
Average total loans, net of unearned income, totaled $13.0 billion in the second quarter of 2013, increasing $1.1 billion, or 9%, from the second quarter of 2012 and $249.4 million, or 8% on an annualized basis, from the first quarter of 2013. Average commercial loans totaled $2.9 billion in the second quarter of 2013, and increased $364.3 million, or 14%, over the average balance in the same period of 2012, while average commercial real-estate loans totaled $4.1 billion in the second quarter of 2013, increasing $453.6 million, or 13%, compared to the second quarter of 2012. Combined, these categories comprised 54% and 52% of the average loan portfolio in the first quarters of 2013 and 2012, respectively. The growth realized in these categories for the second quarter of 2013 as compared to the prior year period is primarily attributable to increased business development efforts and the acquisitions of FNBI in the second quarter of 2013 and Hyde Park Bank at the end of the fourth quarter of 2012. Average balances increased compared to the quarter ended March 31, 2013, with average commercial loans increasing by $96.1 million, or 14% annualized, and average commercial real-estate loans increasing by $145.0 million, or 15% annualized.
Home equity loans averaged $762.8 million in the second quarter of 2013, and decreased $68.2 million, or 8%, when compared to the average balance in the same period of 2012 and $12.0 million, or 6% annualized, when compared to quarter ended March 31, 2013. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. The number of home equity line of credit commitments originated by us has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow, and a decline in homeowners' desire to use their remaining equity as collateral.
Residential real-estate loans averaged $756.7 million in the second quarter of 2013, and decreased $28.6 million, or 4% from the average balance of $785.3 million in same period of 2012. Additionally, compared to the quarter ended March 31, 2013, the average balance increased $5.2 million, or 3% on an annualized basis. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Mortgage loans held-for-sale increased since the same period of 2012 as a result of higher origination volumes due to an improving new home purchase market and an active mortgage refinance market.
Average premium finance receivables totaled $3.8 billion in the second quarter of 2013, and accounted for 29% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising approximately 54% and 46%, respectively, of the average total balance of premium finance receivables for the second quarter of 2013, compared to both comprising approximately 50% for the same period in 2012. In the second quarter of 2013, average premium finance receivables increased $529.1 million, or 16%, from the average balance of $3.3 billion at the same period of 2012. Additionally, the average balance increased $66.9 million, or 7% on an annualized basis, from the average balance of $3.8 billion in the quarter ended March 31, 2013. The increase during 2013 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Additionally, the increase during 2013 compared to 2012 was the result of the acquisition of Macquarie Premium Funding Inc. Approximately $1.5 billion of premium finance receivables were originated in the second quarter of 2013 compared to $1.2 billion during the same period of 2012.
Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans were financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company has established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the fourth quarter of 2012, the Company ceased the origination of indirect automobile loans through Hinsdale Bank as a result of competitive pricing pressures. During the first quarter of 2013 and 2012, average indirect consumer loans totaled $67.1 million and $70.4 million, respectively.
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
Covered loans averaged $491.6 million in the second quarter of 2013, and decreased $168.2 million, or 25%, when compared to the average balance in the same period of 2012 and decreased $44.7 million, or 33% annualized, when compared to quarter ended March 31, 2013. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 of the Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. Average liquidity management assets accounted for 16% of total average earning assets in the second quarter of 2013 compared to 18% in the first quarter of 2013 and 19% in the second quarter of 2012. Average liquidity management assets decreased $221.6 million in the second quarter of 2013 compared to the same period 2012, and decreased $237.2 million compared to the first quarter of 2013. In the second quarter of 2013, a portion of the Company's liquidity was used to fund continued strong loan growth, particularly in our commercial and commercial real estate portfolios.

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

	Average Balances for the Six Months Ended
	June 30, 2013		June 30, 2012
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,889,667	19%	$2,508,349	17%
Commercial real estate	3,989,761	26%	3,573,477	25%
Home equity	768,739	5%	841,216	6%
Residential real estate (1)	754,102	5%	705,963	5%
Premium finance receivables	3,811,207	24%	3,257,203	22%
Indirect consumer loans	70,131	—%	68,003	1%
Other loans	116,822	1%	119,994	1%
Total loans, net of unearned income excluding covered loans (2)	$12,400,429	80%	$11,074,205	77%
Covered loans	513,820	3%	663,512	5%
Total average loans (2)	$12,914,249	83%	$11,737,717	82%
Liquidity management assets (3)	$2,678,059	17%	2,769,282	18%
Other earning assets (4)	24,995	—%	30,631	—%
Total average earning assets	$15,617,303	100%	$14,537,630	100%
Total average assets	$17,270,489		$16,077,279
Total average earning assets to total average assets		90%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average loans for the first six months of 2013 increased $1.2 billion, or 10%, over the previous year period. Similar to the quarterly discussion above, approximately $381.3 million of this increase relates to the commercial portfolio, $416.3 million of this increase relates to the commercial real estate portfolio and $554.0 million of this increase relates to the premium finance receivables portfolio.

Deposits
Total deposits at June 30, 2013 were $14.4 billion an increase of $1.3 billion, or 10%, compared to total deposits at June 30, 2012. See Note 10 to the financial statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2013:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2013 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$105,323	$68,812	$159,196	$714,055	$1,047,386	0.67%
4-6 months	4,667	60,954	—	611,410	677,031	0.67%
7-9 months	40,000	53,837	—	613,219	707,056	0.80%
10-12 months	4,952	24,894	—	514,234	544,080	0.70%
13-18 months	16,444	32,638	—	428,685	477,767	1.03%
19-24 months	131,649	9,973	—	226,145	367,767	1.69%
24+ months	20,000	24,974	—	476,260	521,234	1.49%
Total	$323,035	$276,082	$159,196	$3,584,008	$4,342,321	0.92%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2013		March 31, 2013		June 30, 2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$2,379,315	17%	$2,290,725	16%	$1,993,880	16%
NOW	2,115,414	15	2,005,668	14	1,762,463	14
Wealth management deposits	874,101	6	966,219	7	941,509	7
Money market	2,923,602	21	2,804,256	20	2,288,148	18
Savings	1,284,411	9	1,251,759	9	944,924	7
Time certificates of deposit	4,568,894	32	4,829,498	34	4,877,974	38
Total average deposits	$14,145,737	100%	$14,148,125	100%	$12,808,898	100%
Total average deposits for the second quarter of 2013 were $14.1 billion, an increase of $1.3 billion, or 10%, from the second quarter of 2012. The increase in average deposits is primarily attributable to the Company’s acquisition activity in 2012 and 2013, as well as deposits added which are associated with the increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $385.4 million, or 19%, in the second quarter of 2013 compared to the second quarter of 2012.
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

	June 30,		December 31,
(Dollars in thousands)	2013	2012	2012	2011	2010
Total deposits	$14,365,854	$13,057,581	$14,428,544	$12,307,267	$10,803,673
Brokered deposits	623,955	870,617	787,812	674,013	639,687
Brokered deposits as a percentage of total deposits	4.3%	6.7%	5.5%	5.5%	5.9%
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
The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2013	2013	2012
Notes payable	$18,104	$3,424	$22,418
Federal Home Loan Bank advances	434,572	414,092	514,513
Other borrowings:
Federal funds purchased	997	108	8,621
Securities sold under repurchase agreements	222,851	258,360	364,715
Other	31,303	35,259	26,392
Total other borrowings	$255,151	$293,727	$399,728
Secured borrowings—owed to securitization investors	—	—	407,259
Subordinated notes	13,187	15,000	23,791
Junior subordinated debentures	249,493	249,493	249,493
Total other borrowings	$970,507	$975,736	$1,617,202
Notes payable balances represent the balances on a loan agreement with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. The loan agreement is a $100.0 million revolving credit facility and a $1.0 million term loan available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2013, the Company had $1.7 million of notes payable outstanding compared to $31.9 million at March 31, 2013 and $2.5 million at June 30, 2012.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $585.9 million at June 30, 2013, compared to $414.0 million at March 31, 2013 and $564.3 million at June 30, 2012.

Other borrowings include securities sold under repurchase agreements, federal funds purchased, debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $252.8 million, $256.2 million and $375.5 million at June 30, 2013, March 31, 2013 and June 30, 2012, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.
The average balance of secured borrowings represents the consolidation of a QSPE. In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that had an annual interest rate of LIBOR plus 1.45%. At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (“TALF”). During the first and second quarters of 2012, the Company repurchased $172.0 million and $67.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the these Notes resulting in no balance remaining at June 30, 2013 and March 31, 2013, compared to $360.8 million at June 30, 2012.
The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years with final maturity dates in 2012, 2013, and 2015. During the second quarter of 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. Subject to certain limitations, the remaining note qualifies as Tier 2 regulatory capital. Subordinated notes totaled $10.0 million at June 30, 2013, and $15.0 million at March 31, 2013 and June 30, 2012.
The Company had $249.5 million of junior subordinated debentures outstanding as of June 30, 2013, March 31, 2013 and June 30, 2012. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 8, 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first six months of 2013 as compared to December 31, 2012.
Shareholders’ Equity
Total shareholders’ equity was $1.8 billion at June 30, 2013, reflecting an increase of $114.6 million since June 30, 2012 and $32.0 million since December 31, 2012. The increase from December 31, 2012 was the result of net income of $66.4 million less common stock dividends of $3.3 million and preferred stock dividends of $5.2 million, $4.6 million credited to surplus for stock-based compensation costs, $26.8 million from the issuance of shares of the Company’s common stock (and related tax benefit) related to an acquisition during the period and pursuant to various stock compensation plans and $2.2 million net unrealized gains from cash flow hedges, net of tax, offset by $47.9 million in net unrealized losses from available-for-sale securities, net of tax, $11.2 million of foreign currency translation adjustments, net of tax, and $376,000 of common stock repurchases by the Company.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30, 2013	March 31, 2013	June 30, 2012
Leverage ratio	10.4%	10.2%	10.2%
Tier 1 capital to risk-weighted assets	12.0	12.4	12.2
Total capital to risk-weighted assets	12.9	13.5	13.4
Total average equity-to-total average assets(1)	10.8	10.5	10.4

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0

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
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. In January and July of 2013, Wintrust declared a semi-annual cash dividend of $0.09 per common share. In each of January and July of 2012, Wintrust declared a semi-annual cash dividend of $0.09 per common share.
See Note 17 and Note 18 of the Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series C preferred stock in March 2012, tangible equity units in December 2010 and Series A preferred stock in August 2008, and the conversion of Series A preferred stock into the Company's common stock in July 2013.

Basel III Capital Rules

In July 2013, the Federal Reserve Bank, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the “Agencies”) published final Basel III Capital rules for U.S. banking organizations. The Company had estimated that it would have been “well-capitalized" if the fully-phased in capital requirements of the original proposal were adopted.

The Company will become subject to the new rules on January 1, 2015 and certain provisions of the new rules will be phased in from 2015 through 2019.  A summary of the new rules are as follows:

•	Revises regulatory capital definitions and minimum ratios

•	Redefines Tier 1 Capital as two components

◦	Common Equity Tier 1 Capital

◦	Additional Tier 1 Capital

•	Creates a new capital ratio - Common Equity Tier 1 Risk-based Capital Ratio

•	Implements a capital conservation buffer

•	Revises prompt corrective action (“PCA”) thresholds and adds the new ratio to the PCA framework

•	Changes risk weights for certain assets and off-balance sheet exposures

The Company is currently evaluating the final rules and their expected impact on the Company.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2013		December 31, 2012		June 30, 2012
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$3,120,576	24%	$2,914,798	24%	$2,673,181	23%
Commercial real-estate	4,093,983	31	3,864,118	31	3,666,519	31
Home equity	758,260	6	788,474	6	820,991	7
Residential real-estate	384,961	3	367,213	3	375,494	3
Premium finance receivables—commercial	2,165,734	16	1,987,856	16	1,830,044	15
Premium finance receivables—life insurance	1,821,147	14	1,725,166	14	1,656,200	14
Indirect consumer	64,521	1	77,333	1	72,482	1
Other loans	107,710	1	103,985	1	107,931	1
Total loans, net of unearned income, excluding covered loans	$12,516,892	96%	$11,828,943	96%	$11,202,842	95%
Covered loans	454,602	4	560,087	4	614,062	5
Total loans	$12,971,494	100%	$12,389,030	100%	$11,816,904	100%

Commercial and commercial real-estate loans. Our commercial and commercial real-estate loan portfolios are comprised primarily of commercial real-estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of June 30, 2013 and 2012:

As of June 30, 2013		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,452,128	20.1%	$15,432	$—	$15,955
Franchise	202,240	2.8	—	—	1,647
Mortgage warehouse lines of credit	174,422	2.4	—	—	1,571
Community Advantage—homeowner associations	83,003	1.2	—	—	208
Aircraft	13,174	0.2	—	—	33
Asset-based lending	930,454	12.9	1,816	100	7,834
Tax exempt	151,492	2.1	—	—	1,233
Leases	102,409	1.4	—	—	255
Other	98	—	—	—	1
Purchased non-covered commercial loans (1)	11,156	0.2	—	190	—
Total commercial	$3,120,576	43.3%	$17,248	$290	$28,737
Commercial Real-Estate:
Residential construction	$39,299	0.5%	$2,659	$3,263	$1,220
Commercial construction	138,043	1.9	7,857	—	2,053
Land	116,853	1.6	5,742	—	3,525
Office	597,757	8.3	6,324	—	6,030
Industrial	615,501	8.5	5,773	—	6,064
Retail	607,391	8.4	7,471	—	5,418
Multi-family	533,568	7.4	3,337	—	11,738
Mixed use and other	1,378,160	19.2	15,662	—	15,701
Purchased non-covered commercial real-estate (1)	67,411	0.9	—	6,466	201
Total commercial real-estate	$4,093,983	56.7%	$54,825	$9,729	$51,950
Total commercial and commercial real-estate	$7,214,559	100.0%	$72,073	$10,019	$80,687

Commercial real-estate—collateral location by state:
Illinois	$3,460,398	84.5%
Wisconsin	346,230	8.5
Total primary markets	$3,806,628	93.0%
Florida	65,928	1.6
Arizona	17,927	0.4
Indiana	78,871	1.9
Other (no individual state greater than 0.5%)	124,629	3.1
Total	$4,093,983	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of June 30, 2012		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,621,061	25.6%	$27,911	$—	$17,477
Franchise	178,619	2.8	1,792	—	1,764
Mortgage warehouse lines of credit	123,804	2.0	—	—	913
Community Advantage—homeowner associations	73,289	1.2	—	—	183
Aircraft	22,803	0.4	428	—	151
Asset-based lending	489,207	7.7	342	—	5,457
Tax exempt	79,708	1.3	—	—	784
Leases	77,806	1.2	—	—	241
Other	1,842	—	—	—	13
Purchased non-covered commercial loans (1)	5,042	0.1	—	486	—
Total commercial	$2,673,181	42.3%	$30,473	$486	$26,983
Commercial Real-Estate:
Residential construction	$44,726	0.7%	$892	$—	$1,215
Commercial construction	156,695	2.5	3,011	—	3,666
Land	165,269	2.6	13,459	—	6,848
Office	570,434	9.0	4,796	—	6,176
Industrial	598,217	9.4	1,820	—	5,721
Retail	562,783	8.9	8,158	—	5,940
Multi-family	337,781	5.3	3,312	—	9,624
Mixed use and other	1,179,152	18.5	20,629	—	14,611
Purchased non-covered commercial real-estate (1)	51,462	0.8	—	2,232	—
Total commercial real-estate	$3,666,519	57.7%	$56,077	$2,232	$53,801
Total commercial and commercial real-estate	$6,339,700	100.0%	$86,550	$2,718	$80,784

Commercial real-estate—collateral location by state:
Illinois	$3,015,007	82.2%
Wisconsin	337,186	9.2
Total primary markets	$3,352,193	91.4%
Florida	56,479	1.5
Arizona	39,219	1.1
Indiana	48,682	1.3
Other (no individual state greater than 0.5%)	169,946	4.7
Total	$3,666,519	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. As a result of higher specific impairment reserves within the overall commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $28.7 million as of June 30, 2013 compared to $27.0 million as of June 30, 2012.
Our commercial real-estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 93.0% of our commercial real-estate loan portfolio is located in this region. Commercial real-estate market conditions continued to be under stress in the second quarter of 2013, however we have been able to effectively manage our total non-performing commercial real-estate loans. As of June 30, 2013, our allowance for loan losses related to this portfolio is $52.0 million compared to $53.8 million as of June 30, 2012.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Due to the continuation of the late 2012 robust refinance market into 2013 as well as the general improvement in the overall economy (increased housing starts, home sales and median price of homes) mortgage warehouse lines increased to $174.4 million as of June 30, 2013 from $123.8 million as of June 30, 2012. Our allowance for loan losses with respect to these loans is $1.6 million as of June 30, 2013.
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
Residential real-estate mortgages. Our residential real-estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2013, our residential loan portfolio totaled $385.0 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated because, among other things, such loans generally provide for periodic and lifetime limits on the interest rate adjustments. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of June 30, 2013, $10.2 million of our residential real-estate mortgages, or 2.7% of our residential real-estate loan portfolio, excluding loans acquired with evidence of credit quality deterioration since origination, were classified as nonaccrual, $3.7 million were 30 to 89 days past due (1.0%) and $368.7 million were current (96.3%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of

June 30, 2013 and 2012 was $996.6 million and $980.5 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2013, approximately $17.7 million of our mortgage loans consist of interest-only loans.
Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.3 billion in commercial insurance premium finance receivables during the second quarter of 2013 compared to $1.1 billion in the same period of 2012. During the six months ending June 30, 2013 and 2012, FIFC and FIFC Canada originated approximately $2.5 billion and $2.1 billion, respectively, in commercial insurance premium finance receivables. FIFC and FIFC Canada makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
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
FIFC originated approximately $136.3 million in life insurance premium finance receivables in the second quarter of 2013 as compared to $96.4 million of originations in the second quarter of 2012. For the six months ending June 30, 2013 and 2012, FIFC originated $222.0 million and $209.3 million, respectively, in life insurance premium finance receivables. The Company has experienced increased competition and pricing pressure within the current market in 2013. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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

Variable Rate Loan Repricing and Rate Floors
The following table classifies the commercial and commercial real-estate loan portfolio at June 30, 2013 by date at which the loans reprice and the type of rate:

As of June 30, 2013	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$75,998	$346,566	$138,859	$561,423
Variable rate
With floor feature	707,380	—	—	707,380
Without floor feature	1,850,708	1,065	—	1,851,773
Total commercial	2,634,086	347,631	138,859	3,120,576
Commercial real-estate
Fixed rate	$409,772	$1,231,417	$140,158	$1,781,347
Variable rate
With floor feature	649,545	7,466	—	657,011
Without floor feature	1,630,526	25,099	—	1,655,625
Total commercial real-estate	2,689,843	1,263,982	140,158	4,093,983
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

(Dollars in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Loans past due greater than 90 days and still accruing (1):
Commercial	$100	$—	$—	$—
Commercial real-estate	3,263	—	—	—
Home equity	25	—	100	—
Residential real-estate	—	—	—	—
Premium finance receivables—commercial	6,671	7,677	10,008	5,184
Premium finance receivables—life insurance	1,212	2,256	—	—
Indirect consumer	217	145	189	234
Consumer and other	—	—	32	—
Total loans past due greater than 90 days and still accruing	11,488	10,078	10,329	5,418
Non-accrual loans (2):
Commercial	17,248	18,373	21,737	30,473
Commercial real-estate	54,825	61,807	49,973	56,077
Home equity	12,322	14,891	13,423	10,583
Residential real-estate	10,213	9,606	11,728	9,387
Premium finance receivables—commercial	13,605	12,068	9,302	7,404
Premium finance receivables—life insurance	16	20	25	—
Indirect consumer	91	95	55	132
Consumer and other	1,677	1,695	1,511	1,446
Total non-accrual loans	109,997	118,555	107,754	115,502
Total non-performing loans:
Commercial	17,348	18,373	21,737	30,473
Commercial real-estate	58,088	61,807	49,973	56,077
Home equity	12,347	14,891	13,523	10,583
Residential real-estate	10,213	9,606	11,728	9,387
Premium finance receivables—commercial	20,276	19,745	19,310	12,588
Premium finance receivables—life insurance	1,228	2,276	25	—
Indirect consumer	308	240	244	366
Consumer and other	1,677	1,695	1,543	1,446
Total non-performing loans	$121,485	$128,633	$118,083	$120,920
Other real estate owned	46,169	50,593	56,174	66,532
Other real estate owned—obtained in acquisition	10,856	5,584	6,717	6,021
Other repossessed assets	1,032	4,315	—	—
Total non-performing assets	$179,542	$189,125	$180,974	$193,473
TDRs performing under the contractual terms of the loan agreement	93,810	97,122	106,119	156,590
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.56%	0.64%	0.75%	1.14%
Commercial real-estate	1.42	1.55	1.29	1.53
Home equity	1.63	1.96	1.72	1.29
Residential real-estate	2.65	2.66	3.19	2.50
Premium finance receivables—commercial	0.94	0.99	0.97	0.69
Premium finance receivables—life insurance	0.07	0.13	—	—
Indirect consumer	0.48	0.35	0.32	0.51
Consumer and other	1.56	1.74	1.48	1.34
Total non-performing loans	0.97%	1.08%	1.00%	1.08%
Total non-performing assets, as a percentage of total assets	1.02%	1.11%	1.03%	1.17%
Allowance for loan losses as a percentage of total non-performing loans	87.95%	85.79%	90.91%	92.56%
(1) As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.
(2) Non-accrual loans included TDRs totaling $32.4 million, $19.2 million, $20.4 million and $15.7 million as of June 30, 2013, March 31, 2013, December 31, 2012 and June 30, 2012, respectively.

Non-performing Commercial and Commercial Real-Estate
Commercial non-performing loans totaled $17.3 million as of June 30, 2013 compared to $21.7 million as of December 31, 2012 and $30.5 million as of June 30, 2012. Commercial real-estate non-performing loans totaled $58.1 million as of June 30, 2013 compared to $50.0 million as of December 31, 2012 and $56.1 million as of June 30, 2012.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real-Estate and Home Equity
Non-performing residential real-estate and home equity loans totaled $22.6 million as of June 30, 2013. The balance decreased $2.7 million from December 31, 2012 and increased $2.6 million from June 30, 2012. The June 30, 2013 non-performing balance is comprised of $10.2 million of residential real-estate (56 individual credits) and $12.3 million of home equity loans (59 individual credits). On average, this is approximately eight non-performing residential real-estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of June 30, 2013 and 2012, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	June 30, 2013	June 30, 2012
Non-performing premium finance receivables—commercial	$20,276	$12,588
- as a percent of premium finance receivables—commercial outstanding	0.94%	0.69%
Net charge-offs of premium finance receivables—commercial	$1,027	$591
- annualized as a percent of average premium finance receivables—commercial	0.20%	0.15%
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

Loan Portfolio Aging
The following table shows, as of June 30, 2013, only 1.0% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 0.9%, either one or two payments past due. In total, 98.1% of the Company’s total loan portfolio, excluding covered loans, as of June 30, 2013 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at June 30, 2013 and March 31, 2013:

		90+ days	60-89	30-59
As of June 30, 2013		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,432	$—	$2,940	$9,933	$1,423,823	$1,452,128
Franchise	—	—	—	450	201,790	202,240
Mortgage warehouse lines of credit	—	—	—	—	174,422	174,422
Community Advantage—homeowners association	—	—	—	—	83,003	83,003
Aircraft	—	—	—	—	13,174	13,174
Asset-based lending	1,816	100	2,305	7,127	919,106	930,454
Tax exempt	—	—	—	—	151,492	151,492
Leases	—	—	—	—	102,409	102,409
Other	—	—	—	—	98	98
Purchased non-covered commercial (1)	—	190	—	1,632	9,334	11,156
Total commercial	17,248	290	5,245	19,142	3,078,651	3,120,576
Commercial real-estate
Residential construction	2,659	3,263	379	—	32,998	39,299
Commercial construction	7,857	—	1,271	70	128,845	138,043
Land	5,742	—	330	4,141	106,640	116,853
Office	6,324	—	4,210	2,720	584,503	597,757
Industrial	5,773	—	4,597	4,984	600,147	615,501
Retail	7,471	—	1,760	2,031	596,129	607,391
Multi-family	3,337	—	401	3,149	526,681	533,568
Mixed use and other	15,662	—	2,183	10,379	1,349,936	1,378,160
Purchased non-covered commercial real-estate (1)	—	6,466	3,430	6,226	51,289	67,411
Total commercial real-estate	54,825	9,729	18,561	33,700	3,977,168	4,093,983
Home equity	12,322	25	2,085	5,821	738,007	758,260
Residential real-estate	10,213	—	1,896	1,836	368,696	382,641
Purchased non-covered residential real-estate (1)	—	—	46	260	2,014	2,320
Premium finance receivables
Commercial insurance loans	13,605	6,671	6,592	11,386	2,127,480	2,165,734
Life insurance loans	16	1,212	7,896	—	1,337,573	1,346,697
Purchased life insurance loans (1)	—	—	—	—	474,450	474,450
Indirect consumer	91	217	28	428	63,757	64,521
Consumer and other	1,677	—	484	156	105,055	107,372
Purchased non-covered consumer and other (1)	—	28	—	—	310	338
Total loans, net of unearned income, excluding covered loans	$109,997	$18,172	$42,833	$72,729	$12,273,161	$12,516,892
Covered loans	3,982	97,000	10,568	4,852	338,200	454,602
Total loans, net of unearned income	$113,979	$115,172	$53,401	$77,581	$12,611,361	$12,971,494

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of June 30, 2013	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.1%	—	0.2%	0.7%	98.0%	100.0%
Franchise	—	—	—	0.2	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.2	—	0.2	0.8	98.8	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	1.7	—	14.6	83.7	100.0
Total commercial	0.6	—	0.2	0.6	98.6	100.0
Commercial real-estate
Residential construction	6.8	8.3	1.0	—	83.9	100.0
Commercial construction	5.7	—	0.9	0.1	93.3	100.0
Land	4.9	—	0.3	3.5	91.3	100.0
Office	1.1	—	0.7	0.5	97.7	100.0
Industrial	0.9	—	0.7	0.8	97.6	100.0
Retail	1.2	—	0.3	0.3	98.2	100.0
Multi-family	0.6	—	0.1	0.6	98.7	100.0
Mixed use and other	1.1	—	0.2	0.8	97.9	100.0
Purchased non-covered commercial real-estate (1)	—	9.6	5.1	9.2	76.1	100.0
Total commercial real-estate	1.3	0.2	0.5	0.8	97.2	100.0
Home equity	1.6	—	0.3	0.8	97.3	100.0
Residential real-estate	2.7	—	0.5	0.5	96.3	100.0
Purchased non-covered residential real-estate (1)	—	—	2.0	11.2	86.8	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.3	0.3	0.5	98.3	100.0
Life insurance loans	—	0.1	0.6	—	99.3	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.3	—	0.7	98.9	100.0
Consumer and other	1.6	—	0.5	0.1	97.8	100.0
Purchased non-covered consumer and other (1)	—	8.3	—	—	91.7	100.0
Total loans, net of unearned income, excluding covered loans	0.9%	0.1%	0.3%	0.6%	98.1%	100.0%
Covered loans	0.9	21.3	2.3	1.1	74.4	100.0
Total loans, net of unearned income	0.9%	0.9%	0.4%	0.6%	97.2%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2013 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$17,717	$—	$1,150	$16,710	$1,533,999	$1,569,576
Franchise	125	—	—	76	194,310	194,511
Mortgage warehouse lines of credit	—	—	—	—	131,970	131,970
Community Advantage—homeowners association	—	—	—	—	82,763	82,763
Aircraft	—	—	—	—	14,112	14,112
Asset-based lending	531	—	483	5,518	680,723	687,255
Tax exempt	—	—	—	—	89,508	89,508
Leases	—	—	—	844	97,186	98,030
Other	—	—	—	—	127	127
Purchased non-covered commercial (1)	—	449	—	—	4,394	4,843
Total commercial	18,373	449	1,633	23,148	2,829,092	2,872,695
Commercial real-estate
Residential construction	3,094	—	945	—	33,044	37,083
Commercial construction	1,086	—	9,521	—	151,751	162,358
Land	17,976	—	—	11,563	104,039	133,578
Office	3,564	—	8,990	4,797	567,333	584,684
Industrial	7,137	—	—	986	587,402	595,525
Retail	7,915	—	6,970	5,953	565,963	586,801
Multi-family	2,088	—	1,036	4,315	505,346	512,785
Mixed use and other	18,947	—	1,573	13,560	1,288,754	1,322,834
Purchased non-covered commercial real-estate (1)	—	1,866	251	3,333	49,367	54,817
Total commercial real-estate	61,807	1,866	29,286	44,507	3,852,999	3,990,465
Home equity	14,891	—	1,370	4,324	738,633	759,218
Residential real-estate	9,606	—	782	8,680	340,751	359,819
Purchased non-covered residential real-estate (1)	—	—	198	—	635	833
Premium finance receivables
Commercial insurance loans	12,068	7,677	4,647	19,323	1,953,445	1,997,160
Life insurance loans	20	2,256	—	1,340	1,250,165	1,253,781
Purchased life insurance loans (1)	—	—	—	—	499,731	499,731
Indirect consumer	95	145	127	221	68,657	69,245
Consumer and other	1,695	—	160	493	92,379	94,727
Purchased non-covered consumer and other (1)	—	—	—	20	2,618	2,638
Total loans, net of unearned income, excluding covered loans	$118,555	$12,393	$38,203	$102,056	$11,629,105	$11,900,312
Covered loans	1,820	115,482	1,454	12,268	387,637	518,661
Total loans, net of unearned income	$120,375	$127,875	$39,657	$114,324	$12,016,742	$12,418,973

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of March 31, 2013	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	1.1%	—%	0.1%	1.1%	97.7%	100.0%
Franchise	0.1	—	—	—	99.9	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	0.1	0.8	99.0	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	0.9	99.1	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	9.3	—	—	90.7	100.0
Total commercial	0.6	—	0.1	0.8	98.5	100.0
Commercial real-estate
Residential construction	8.3	—	2.6	—	89.1	100.0
Commercial construction	0.7	—	5.9	—	93.4	100.0
Land	13.5	—	—	8.7	77.8	100.0
Office	0.6	—	1.5	0.8	97.1	100.0
Industrial	1.2	—	—	0.2	98.6	100.0
Retail	1.4	—	1.2	1.0	96.4	100.0
Multi-family	0.4	—	0.2	0.8	98.6	100.0
Mixed use and other	1.4	—	0.1	1.0	97.5	100.0
Purchased non-covered commercial real-estate (1)	—	3.4	0.5	6.1	90.0	100.0
Total commercial real-estate	1.6	0.1	0.7	1.1	96.5	100.0
Home equity	2.0	—	0.2	0.6	97.2	100.0
Residential real-estate	2.7	—	0.2	2.4	94.7	100.0
Purchased non-covered residential real-estate (1)	—	—	23.8	—	76.2	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.4	0.2	1.0	97.8	100.0
Life insurance loans	—	0.2	—	0.1	99.7	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.2	0.2	0.3	99.2	100.0
Consumer and other	1.8	—	0.2	0.5	97.5	100.0
Purchased non-covered consumer and other (1)	—	—	—	0.8	99.2	100.0
Total loans, net of unearned income, excluding covered loans	1.0%	0.1%	0.3%	0.9%	97.7%	100.0%
Covered loans	0.4	22.3	0.3	2.4	74.6	100.0
Total loans, net of unearned income	1.0%	1.0%	0.3%	0.9%	96.8%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of June 30, 2013, only $42.8 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $72.7 million or 0.6%, were 30 to 59 days (or one payment) past due. As of March 31, 2013, $38.2 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $102.1 million, or 0.9%, were 30 to 59 days (or one payment) past due. The majority of the commercial and commercial real-estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due decreased $21.9 million since March 31, 2013.
The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2013 that are current with regard to the contractual terms of the loan agreement represent 97.3% of the total home equity portfolio. Residential real-estate loans, excluding loans acquired with evidence of credit quality deterioration since origination, at June 30, 2013 that are current with regards to the contractual terms of the loan agreements comprise 96.3% of total residential real-estate loans outstanding.
Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$128,633	$113,621	$118,083	$120,084
Additions, net	21,348	35,860	49,378	53,727
Return to performing status	(817)	(1,116)	(817)	(2,038)
Payments received	(10,552)	(9,823)	(14,673)	(14,463)
Transfer to OREO	(5,271)	(6,555)	(12,161)	(13,156)
Charge-offs	(11,325)	(11,637)	(20,473)	(22,944)
Net change for niche loans (1)	(531)	570	2,148	(290)
Balance at end of period	$121,485	$120,920	$121,485	$120,920

(1)	This includes activity for premium finance receivables and indirect consumer loans.
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
Management determined that the allowance for loan losses was appropriate at June 30, 2013, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance for loan losses at beginning of period	$110,348	$111,023	$107,351	$110,381
Provision for credit losses	15,133	18,394	30,500	33,548
Other adjustments	(309)	(272)	(538)	(510)
Reclassification from/(to) allowance for unfunded lending-related commitments	65	175	(148)	327
Charge-offs:
Commercial	1,093	6,046	5,633	9,308
Commercial real-estate	14,947	9,226	18,246	17,455
Home equity	1,785	1,732	4,182	4,322
Residential real-estate	517	388	2,245	563
Premium finance receivables—commercial	1,306	744	2,374	1,581
Premium finance receivables—life insurance	—	3	—	16
Indirect consumer	16	33	48	84
Consumer and other	112	51	209	361
Total charge-offs	19,776	18,223	32,937	33,690
Recoveries:
Commercial	268	246	563	503
Commercial real-estate	584	174	952	305
Home equity	171	171	333	333
Residential real-estate	18	3	23	5
Premium finance receivables—commercial	279	153	564	430
Premium finance receivables—life insurance	—	18	9	39
Indirect consumer	17	21	32	51
Consumer and other	44	37	138	198
Total recoveries	1,381	823	2,614	1,864
Net charge-offs	(18,395)	(17,400)	(30,323)	(31,826)
Allowance for loan losses at period end	$106,842	$111,920	$106,842	$111,920
Allowance for unfunded lending-related commitments at period end	3,563	12,903	3,563	12,903
Allowance for credit losses at period end	$110,405	$124,823	$110,405	$124,823
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.11%	0.91%	0.35%	0.71%
Commercial real-estate	1.42	1.01	0.87	0.97
Home equity	0.85	0.76	1.01	0.95
Residential real-estate	0.26	0.20	0.59	0.16
Premium finance receivables—commercial	0.20	0.14	0.18	0.15
Premium finance receivables—life insurance	—	—	—	—
Indirect consumer	(0.01)	0.07	0.05	0.10
Consumer and other	0.24	0.05	0.12	0.27
Total loans, net of unearned income, excluding covered loans	0.59%	0.62%	0.49%	0.58%
Net charge-offs as a percentage of the provision for credit losses	121.57%	94.60%	99.42%	94.87%
Loans at period-end, excluding covered loans			$12,516,892	$11,202,842
Allowance for loan losses as a percentage of loans at period end			0.85%	1.00%
Allowance for credit losses as a percentage of loans at period end			0.88%	1.11%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $3.6 million as of June 30, 2013 compared to $12.9 million as of June 30, 2012. The decrease since the prior period was primarily attributable to the funding in the second quarter of 2013 of a letter of credit, which individually resulted in a decrease of $11.7 million in the allowance for unfunded lending-related commitments.

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
At June 30, 2013, the Company had $190.1 million of impaired loans with $96.5 million of this balance requiring $11.8 million of specific impairment reserves. At March 31, 2013, the Company had $203.6 million of impaired loans with $101.6 million of this balance requiring $14.6 million of specific impairment reserves. The most significant fluctuations in impaired loans with specific impairment from March 31, 2013 to June 30, 2013 occurred within the land portfolios. The recorded investment of the land portfolio decreased $9.1 million, which was primarily the result of the charge-off of two credits totaling $8.3 million, which previously requiring a specific impairment. See Note 7 of the Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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

Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of June 30, 2013, home equity loans and residential mortgages comprised 6% and 3%, respectively, of the Company’s total loan portfolio. At June 30, 2013, approximately 3.2% of all of the Company’s residential mortgage loans, excluding covered loans and loans acquired with evidence of credit quality deterioration since origination, and approximately 1.9% of all of the Company’s home equity loans, are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrate that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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

TDRs
At June 30, 2013, the Company had $126.2 million in loans modified in TDRs. The $126.2 million in TDRs represents 167 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $116.3 million representing 167 credits at March 31, 2013 and decreased from $172.3 million representing 185 credits at June 30, 2012.
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
Subsequent to its restructuring, any TDR with a below market rate concession that becomes nonaccrual, will remain classified by the Company as a TDR for its duration and will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at June 30, 2013 and approximately $4.0 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at June 30, 2013, the Company was committed to lend additional funds to borrowers totaling $792,000 under the contractual terms of TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(Dollars in thousands)	2013	2013	2012
Accruing TDRs:
Commercial	$7,316	$9,073	$21,478
Commercial real-estate	82,072	83,396	128,662
Residential real-estate and other	4,422	4,653	6,450
Total accruing TDRs	$93,810	$97,122	$156,590
Non-accrual TDRs: (1)
Commercial	$1,904	$2,764	$1,562
Commercial real-estate	28,552	14,907	13,215
Residential real-estate and other	1,930	1,552	939
Total non-accrual TDRs	$32,386	$19,223	$15,716
Total TDRs:
Commercial	$9,220	$11,837	$23,040
Commercial real-estate	110,624	98,303	141,877
Residential real-estate and other	6,352	6,205	7,389
Total TDRs	$126,196	$116,345	$172,306
Weighted-average contractual interest rate of TDRs	4.06%	4.14%	4.19%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of June 30, 2013 and 2012, and shows the changes in the balance during those periods:

Three Months Ended June 30, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$11,837	$98,303	$6,205	$116,345
Additions during the period	—	14,067	401	14,468
Reductions:
Charge-offs	(27)	(371)	(240)	(638)
Transferred to OREO and other repossessed assets	—	(670)	—	(670)
Removal of TDR loan status (1)	(2,231)	—	—	(2,231)
Payments received	(359)	(705)	(14)	(1,078)
Balance at period end	$9,220	$110,624	$6,352	$126,196

Three Months Ended June 30, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$10,789	$146,321	$7,936	$165,046
Additions during the period	12,765	7,860	29	20,654
Reductions:
Charge-offs	(161)	(1,316)	(294)	(1,771)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(200)	(1,414)	(273)	(1,887)
Payments received	(153)	(9,574)	(9)	(9,736)
Balance at period end	$23,040	$141,877	$7,389	$172,306

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Six Months Ended June 30, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$17,995	$102,415	$6,063	$126,473
Additions during the period	708	15,259	778	16,745
Reductions:
Charge-offs	(2,169)	(1,743)	(257)	(4,169)
Transferred to OREO and other repossessed assets	(3,800)	(837)	(103)	(4,740)
Removal of TDR loan status (1)	(2,840)	—	—	(2,840)
Payments received	(674)	(4,470)	(129)	(5,273)
Balance at period end	$9,220	$110,624	$6,352	$126,196

Six Months Ended June 30, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$10,834	$112,796	$6,888	$130,518
Additions during the period	12,883	46,379	1,089	60,351
Reductions:
Charge-offs	(161)	(2,658)	(294)	(3,113)
Transferred to OREO and other repossessed assets	—	(2,129)	—	(2,129)
Removal of TDR loan status (1)	(200)	(1,877)	(273)	(2,350)
Payments received	(316)	(10,634)	(21)	(10,971)
Balance at period end	$23,040	$141,877	$7,389	$172,306

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Other Real Estate Owned
In certain circumstances, the Company is required to take action against the real estate collateral of specific loans. The Company uses foreclosure only as a last resort for dealing with borrowers experiencing financial hardships. The Company employs extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. The tables below presents a summary of other real estate owned, excluding covered other real estate owned, and shows the activity for the respective periods and the balance for each property type:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$56,177	$76,236	$62,891	$86,523
Disposal/resolved	(9,488)	(7,523)	(16,986)	(19,204)
Transfers in at fair value, less costs to sell	7,262	8,850	9,390	15,726
Additions from acquisition	6,818	—	6,818	—
Fair value adjustments	(3,744)	(5,010)	(5,088)	(10,492)
Balance at end of period	$57,025	$72,553	$57,025	$72,553

	Period End
(Dollars in thousands)	June 30, 2013	March 31, 2013	June 30, 2012
Residential real-estate	$7,327	$7,312	$7,830
Residential real-estate development	6,950	10,133	13,464
Commercial real-estate	42,748	38,732	51,259
Total	$57,025	$56,177	$72,553

Other Repossessed Assets

At June 30, 2013, the Company had $1.0 million of other repossessed assets compared to $4.3 million as of March 31, 2013. The decrease in other repossessed assets during the period was primarily attributable to the sale in the second quarter of 2013 of an airplane repossessed at a fair value of $3.8 million in the first quarter of 2013.

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 2013, December 31, 2012 and June 30, 2012 is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
June 30, 2013	5.8%	2.4%	(3.8)%	(8.1)%
December 31, 2012	5.1%	2.4%	(3.5)%	(7.6)%
June 30, 2012	3.4%	1.6%	(2.2)%	(4.9)%
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

During the second quarter of 2013, the Company entered into covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2013.

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

Item 6: Exhibits:

(a)	Exhibits

10.1	Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan.

10.2	Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan.

10.3	Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	August 8, 2013	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)