Form 10-Q
period 2013-09-30
WINTRUST FINANCIAL CORP
filed 2013-11-07
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Common Stock — no par value, 39,933,549 shares, as of October 31, 2013

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2013	December 31, 2012	September 30, 2012
Assets
Cash and due from banks	$322,866	$284,731	$186,752
Federal funds sold and securities purchased under resale agreements	7,771	30,297	26,062
Interest-bearing deposits with other banks	681,834	1,035,743	934,430
Available-for-sale securities, at fair value	1,781,883	1,796,076	1,256,768
Trading account securities	259	583	635
Federal Home Loan Bank and Federal Reserve Bank stock	76,755	79,564	80,687
Brokerage customer receivables	29,253	24,864	30,633
Mortgage loans held-for-sale, at fair value	329,186	385,033	548,300
Mortgage loans held-for-sale, at lower of cost or market	5,159	27,167	21,685
Loans, net of unearned income, excluding covered loans	12,581,039	11,828,943	11,489,900
Covered loans	415,988	560,087	657,525
Total loans	12,997,027	12,389,030	12,147,425
Less: Allowance for loan losses	107,188	107,351	112,287
Less: Allowance for covered loan losses	12,924	13,454	21,926
Net loans	12,876,915	12,268,225	12,013,212
Premises and equipment, net	517,942	501,205	461,905
FDIC indemnification asset	100,313	208,160	238,305
Accrued interest receivable and other assets	576,121	511,617	557,884
Trade date securities receivable	—	—	307,295
Goodwill	357,309	345,401	331,634
Other intangible assets	18,982	20,947	22,405
Total assets	$17,682,548	$17,519,613	$17,018,592
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$2,622,518	$2,396,264	$2,162,215
Interest bearing	12,024,928	12,032,280	11,685,750
Total deposits	14,647,446	14,428,544	13,847,965
Notes payable	1,546	2,093	2,275
Federal Home Loan Bank advances	387,852	414,122	414,211
Other borrowings	246,870	274,411	377,229
Secured borrowings—owed to securitization investors	—	—	—
Subordinated notes	10,000	15,000	15,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	—	—	412
Accrued interest payable and other liabilities	265,775	331,245	350,707
Total liabilities	15,808,982	15,714,908	15,257,292
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; No shares issued and outstanding at September 30, 2013, and 50,000 shares issued and outstanding at December 31, 2012 and September 30, 2012	—	49,906	49,871
Series C - $1,000 liquidation value; 126,500 shares issued and outstanding at September 30, 2013, December 31, 2012 and September 30, 2012	126,500	126,500	126,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2013, December 31, 2012, and September 30, 2012; 39,992,300 shares issued at September 30, 2013, 37,107,684 shares issued at December 31, 2012, and 36,647,154 shares issued at September 30, 2012	39,992	37,108	36,647
Surplus	1,118,550	1,036,295	1,018,417
Treasury stock, at cost, 261,257 shares at September 30, 2013, 249,329 shares at December 31, 2012, and 239,373 shares at September 30, 2012	(8,290)	(7,838)	(7,490)
Retained earnings	643,228	555,023	527,550
Accumulated other comprehensive (loss) income	(46,414)	7,711	9,805
Total shareholders’ equity	1,873,566	1,804,705	1,761,300
Total liabilities and shareholders’ equity	$17,682,548	$17,519,613	$17,018,592
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest income
Interest and fees on loans	$150,810	$149,271	$438,907	$436,926
Interest bearing deposits with banks	229	362	1,209	813
Federal funds sold and securities purchased under resale agreements	4	7	23	25
Securities	9,224	7,691	27,335	30,048
Trading account securities	14	3	27	22
Federal Home Loan Bank and Federal Reserve Bank stock	687	649	2,064	1,894
Brokerage customer receivables	200	218	562	650
Total interest income	161,168	158,201	470,127	470,378
Interest expense
Interest on deposits	12,524	16,794	40,703	52,097
Interest on Federal Home Loan Bank advances	2,729	2,817	8,314	9,268
Interest on notes payable and other borrowings	910	2,024	3,196	7,400
Interest on secured borrowings—owed to securitization investors	—	795	—	5,087
Interest on subordinated notes	40	67	151	362
Interest on junior subordinated debentures	3,183	3,129	9,444	9,424
Total interest expense	19,386	25,626	61,808	83,638
Net interest income	141,782	132,575	408,319	386,740
Provision for credit losses	11,114	18,799	42,183	56,890
Net interest income after provision for credit losses	130,668	113,776	366,136	329,850
Non-interest income
Wealth management	16,057	13,252	46,777	39,046
Mortgage banking	25,682	31,127	87,561	75,268
Service charges on deposit accounts	5,308	4,235	15,136	12,437
Gains on available-for-sale securities, net	75	409	328	2,334
Fees from covered call options	285	2,083	2,917	8,320
Gain on bargain purchases, net	—	6,633	—	7,418
Trading (losses) gains, net	(1,655)	(998)	1,170	(1,780)
Other	8,910	6,204	22,147	17,860
Total non-interest income	54,662	62,945	176,036	160,903
Non-interest expense
Salaries and employee benefits	78,007	75,280	234,745	212,449
Equipment	6,593	5,888	19,190	16,754
Occupancy, net	9,079	8,024	26,639	23,814
Data processing	4,884	4,103	13,841	11,561
Advertising and marketing	2,772	2,528	7,534	6,713
Professional fees	3,378	4,653	10,790	12,104
Amortization of other intangible assets	1,154	1,078	3,438	3,216
FDIC insurance	3,245	3,549	9,692	10,383
OREO expense, net	2,499	3,808	3,163	16,834
Other	15,637	15,637	46,522	45,664
Total non-interest expense	127,248	124,548	375,554	359,492
Income before taxes	58,082	52,173	166,618	131,261
Income tax expense	22,519	19,871	64,696	50,154
Net income	$35,563	$32,302	$101,922	$81,107
Preferred stock dividends and discount accretion	$1,581	$2,616	$6,814	$6,477
Net income applicable to common shares	$33,982	$29,686	$95,108	$74,630
Net income per common share—Basic	$0.86	$0.82	$2.51	$2.06
Net income per common share—Diluted	$0.71	$0.66	$2.05	$1.70
Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18
Weighted average common shares outstanding	39,331	36,381	37,939	36,305
Dilutive potential common shares	10,823	12,295	11,763	11,292
Average common shares and dilutive common shares	50,154	48,676	49,702	47,597
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net income	$35,563	$32,302	$101,922	$81,107
Unrealized (losses) gains on securities
Before tax	(2,419)	3,921	(81,337)	8,661
Tax effect	959	(1,563)	32,106	(3,447)
Net of tax	(1,460)	2,358	(49,231)	5,214
Less: Reclassification of net gains included in net income
Before tax	75	409	328	2,334
Tax effect	(30)	(162)	(131)	(934)
Net of tax	45	247	197	1,400
Net unrealized (losses) gains on securities	(1,505)	2,111	(49,428)	3,814
Unrealized gains (losses) on derivative instruments
Before tax	647	(293)	4,290	1,439
Tax effect	(257)	119	(1,708)	(568)
Net unrealized gains (losses) on derivative instruments	390	(174)	2,582	871
Foreign currency translation adjustment
Before tax	4,970	8,438	(9,575)	11,139
Tax effect	(1,065)	(2,541)	2,296	(3,141)
Net foreign currency translation adjustment	3,905	5,897	(7,279)	7,998
Total other comprehensive income (loss)	2,790	7,834	(54,125)	12,683
Comprehensive income	$38,353	$40,136	$47,797	$93,790
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533
Net income	—	—	—	—	81,107	—	81,107
Other comprehensive income, net of tax	—	—	—	—	—	12,683	12,683
Cash dividends declared on common stock	—	—	—	—	(6,537)	—	(6,537)
Dividends on preferred stock	—	—	—	—	(6,374)	—	(6,374)
Accretion on preferred stock	103	—	—	—	(103)	—	—
Stock-based compensation	—	—	7,260	—	—	—	7,260
Issuance of Series C preferred stock	126,500	—	(3,810)	—	—	—	122,690
Common stock issued for:
Acquisitions	—	26	868	—	—	—	894
Exercise of stock options and warrants	—	439	10,050	(6,391)	—	—	4,098
Restricted stock awards	—	123	(152)	(987)	—	—	(1,016)
Employee stock purchase plan	—	55	1,777	—	—	—	1,832
Director compensation plan	—	22	1,108	—	—	—	1,130
Balance at September 30, 2012	$176,371	$36,647	$1,018,417	$(7,490)	$527,550	$9,805	$1,761,300
Balance at December 31, 2012	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
Net income	—	—	—	—	101,922	—	101,922
Other comprehensive loss, net of tax	—	—	—	—	—	(54,125)	(54,125)
Cash dividends declared on common stock	—	—	—	—	(6,903)	—	(6,903)
Dividends on preferred stock	—	—	—	—	(6,744)	—	(6,744)
Accretion on preferred stock	70	—	—	—	(70)	—	—
Conversion of Series A preferred stock to common stock	(49,976)	1,944	48,032	—	—	—	—
Stock-based compensation	—	—	6,598	—	—	—	6,598
Common stock issued for:
Acquisitions	—	648	22,422	—	—	—	23,070
Exercise of stock options and warrants	—	79	2,161	(214)	—	—	2,026
Restricted stock awards	—	135	140	(238)	—	—	37
Employee stock purchase plan	—	47	1,801	—	—	—	1,848
Director compensation plan	—	31	1,101	—	—	—	1,132
Balance at September 30, 2013	$126,500	$39,992	$1,118,550	$(8,290)	$643,228	$(46,414)	$1,873,566
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Operating Activities:
Net income	$101,922	$81,107
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	42,183	56,890
Depreciation and amortization	21,061	17,624
Stock-based compensation expense	6,598	7,260
Tax benefit from stock-based compensation arrangements	188	1,279
Excess tax benefits from stock-based compensation arrangements	(349)	(868)
Net amortization of premium on securities	1,534	4,745
Mortgage servicing rights fair value change and amortization, net	(1,373)	(3,469)
Originations and purchases of mortgage loans held-for-sale	(2,966,058)	(2,688,002)
Proceeds from sales of mortgage loans held-for-sale	3,108,405	2,498,525
Bank owned life insurance income, net of claims	(2,372)	(2,234)
Decrease in trading securities, net	324	1,855
Net increase in brokerage customer receivables	(4,389)	(2,708)
Gains on mortgage loans sold	(64,492)	(59,984)
Gains on available-for-sale securities, net	(328)	(2,334)
Gain on bargain purchases, net	—	(7,418)
(Gain) loss on sales of premises and equipment, net	(375)	702
Net (gain) loss on sales and fair value adjustments of other real estate owned	(1,323)	12,306
Decrease (increase) in accrued interest receivable and other assets, net	29,542	(13,335)
(Decrease) increase in accrued interest payable and other liabilities, net	(50,290)	140,857
Net Cash Provided by Operating Activities	220,408	42,798
Investing Activities:
Proceeds from maturities of available-for-sale securities	169,139	473,331
Proceeds from sales of available-for-sale securities	129,537	2,059,154
Purchases of available-for-sale securities	(240,640)	(2,079,665)
Net cash (paid) received for acquisitions	(9,350)	30,220
Divestiture of operations	(149,100)	—
Proceeds from sales of other real estate owned	76,506	65,902
Proceeds received from the FDIC related to reimbursements on covered assets	47,408	152,594
Net decrease (increase) in interest-bearing deposits with banks	412,638	(113,963)
Net increase in loans	(589,402)	(774,437)
Purchases of premises and equipment, net	(24,239)	(45,533)
Net Cash Used for Investing Activities	(177,503)	(232,397)
Financing Activities:
Increase in deposit accounts	39,575	914,513
Decrease in other borrowings, net	(29,009)	(118,552)
Decrease in Federal Home Loan Bank advances, net	(26,000)	(60,000)
Repayment of subordinated notes	(5,000)	(20,000)
Payoff of secured borrowing	—	(600,000)
Excess tax benefits from stock-based compensation arrangements	349	868
Net proceeds from issuance of Series C preferred stock	—	122,690
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	5,307	12,143
Common stock repurchases	(452)	(7,378)
Dividends paid	(12,066)	(11,575)
Net Cash (Used for) Provided by Financing Activities	(27,296)	232,709
Net Increase in Cash and Cash Equivalents	15,609	43,110
Cash and Cash Equivalents at Beginning of Period	315,028	169,704
Cash and Cash Equivalents at End of Period	$330,637	$212,814
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
(2) Recent Accounting Developments
Accumulated Other Comprehensive Income Reporting by Component
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds disclosures to make reporting of accumulated other comprehensive income more informative. Specifically, the new guidance requires a Company to identify amounts reclassified out of other comprehensive income by component. The guidance is effective for fiscal years beginning after December 15, 2012. The Company has included the required disclosures by disclosing the reclassification amounts related to its securities, derivatives and foreign currency translation components. Other than requiring additional disclosures, adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 17 - Shareholders' Equity and Earnings Per Share, for further information.
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
Since January 1, 2012, the Company has acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of three financial institutions in FDIC-assisted transactions. The following table presents details related to these three transactions:

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
On their respective acquisition dates in 2012, the Company announced that its wholly-owned subsidiary banks, Old Plank Trail Community Bank, N.A. ("Old Plank Trail Bank"), Hinsdale Bank and Trust Company ("Hinsdale Bank") and Barrington Bank and Trust Company, N.A. ("Barrington Bank"), acquired certain assets and liabilities and the banking operations of First United Bank of Crete, Illinois ("First United Bank"), Second Federal Savings and Loan Association of Chicago ("Second Federal") and Charter National Bank and Trust (“Charter National”), respectively, in FDIC-assisted transactions. The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration subsequent to the acquisition date. See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion of the allowance on covered loans.
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

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$137,681	$222,568	$208,160	$344,251
Additions from acquisitions	—	65,100	—	78,264
Additions from reimbursable expenses	3,062	5,669	10,922	18,646
Amortization	(1,763)	(1,139)	(5,884)	(3,919)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(12,742)	(16,579)	(65,477)	(46,343)
Payments received from the FDIC	(25,925)	(37,314)	(47,408)	(152,594)
Balance at end of period	$100,313	$238,305	$100,313	$238,305
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
See Note 18—Subsequent Events for discussion regarding the Company's announcements in October 2013 of the acquisition of certain assets and assumption of certain liabilities of Surety Financial Services ("Surety") and the completion of its previously announced acquisition of Diamond Bancorp, Inc. ("Diamond").
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

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$225,190	$150	$(14,438)	$210,902
U.S. Government agencies	954,050	2,213	(43,574)	912,689
Municipal	152,010	1,983	(3,346)	150,647
Corporate notes and other:
Financial issuers	132,320	2,252	(2,513)	132,059
Other	7,011	126	(15)	7,122
Mortgage-backed: (1)
Mortgage-backed securities	268,166	4,157	(12,861)	259,462
Collateralized mortgage obligations	60,001	458	(728)	59,731
Other equity securities	53,837	1,097	(5,663)	49,271
Total available-for-sale securities	$1,852,585	$12,436	$(83,138)	$1,781,883

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$220,226	$198	$(937)	$219,487
U.S. Government agencies	986,186	4,839	(986)	990,039
Municipal	107,868	2,899	(296)	110,471
Corporate notes and other:
Financial issuers	142,205	2,452	(3,982)	140,675
Other	13,911	220	—	14,131
Mortgage-backed: (1)
Mortgage-backed securities	188,485	8,805	(30)	197,260
Collateralized mortgage obligations	73,386	928	—	74,314
Other equity securities	52,846	215	(3,362)	49,699
Total available-for-sale securities	$1,785,113	$20,556	$(9,593)	$1,796,076

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$25,045	$211	$—	$25,256
U.S. Government agencies	626,725	3,833	(2,374)	628,184
Municipal	96,696	2,711	(23)	99,384
Corporate notes and other:
Financial issuers	142,158	2,550	(5,170)	139,538
Other	17,200	251	—	17,451
Mortgage-backed: (1)
Mortgage-backed securities	225,393	13,733	—	239,126
Collateralized mortgage obligations	66,422	690	—	67,112
Other equity securities	43,737	216	(3,236)	40,717
Total available-for-sale securities	$1,243,376	$24,195	$(10,803)	$1,256,768

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$185,734	$(14,438)	$—	$—	$185,734	$(14,438)
U.S. Government agencies	413,113	(37,142)	60,240	(6,432)	473,353	(43,574)
Municipal	78,209	(3,342)	696	(4)	78,905	(3,346)
Corporate notes and other:
Financial issuers	16,530	(232)	63,661	(2,281)	80,191	(2,513)
Other	985	(15)	—	—	985	(15)
Mortgage-backed:
Mortgage-backed securities	175,261	(12,861)	—	—	175,261	(12,861)
Collateralized mortgage obligations	33,511	(728)	—	—	33,511	(728)
Other equity securities	14,507	(614)	20,350	(5,049)	34,857	(5,663)
Total	$917,850	$(69,372)	$144,947	$(13,766)	$1,062,797	$(83,138)

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
The Company does not consider securities with unrealized losses at September 30, 2013 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate securities of financial issuers, agency bonds and auction rate securities included in other equity securities. The corporate securities of financial issuers in this category were comprised primarily of investment grade securities including six fixed-to-floating rate bonds and three trust-preferred securities. Additionally, a review of the issuers indicated that they all have strong capital ratios.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Realized gains	$118	$413	$434	$2,350
Realized losses	(43)	(4)	(106)	(16)
Net realized gains	$75	$409	$328	$2,334
Other than temporary impairment charges	—	—	—	—
Gains on available-for-sale securities, net	$75	$409	$328	$2,334
Proceeds from sales of available-for-sale securities	$45,078	$694,608	$129,537	$2,059,154

The amortized cost and fair value of securities as of September 30, 2013, December 31, 2012 and September 30, 2012, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$285,746	$286,066	$188,594	$189,015	$83,658	$83,863
Due in one to five years	316,076	316,474	419,588	419,654	471,863	471,747
Due in five to ten years	344,742	328,895	361,037	362,135	135,580	137,116
Due after ten years	524,017	481,984	501,177	503,999	216,723	217,087
Mortgage-backed	328,167	319,193	261,871	271,574	291,815	306,238
Other equity securities	53,837	49,271	52,846	49,699	43,737	40,717
Total available-for-sale securities	$1,852,585	$1,781,883	$1,785,113	$1,796,076	$1,243,376	$1,256,768
Securities having a carrying value of $1.2 billion at September 30, 2013 and $1.1 billion at both December 31, 2012 and September 30, 2012, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At September 30, 2013, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.
(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Balance:
Commercial	$3,109,121	$2,914,798	$2,771,053
Commercial real-estate	4,146,110	3,864,118	3,699,712
Home equity	736,620	788,474	807,592
Residential real-estate	397,707	367,213	376,678
Premium finance receivables—commercial	2,150,481	1,987,856	1,982,945
Premium finance receivables—life insurance	1,869,739	1,725,166	1,665,620
Indirect consumer	57,236	77,333	77,378
Consumer and other	114,025	103,985	108,922
Total loans, net of unearned income, excluding covered loans	$12,581,039	$11,828,943	$11,489,900
Covered loans	415,988	560,087	657,525
Total loans	$12,997,027	$12,389,030	$12,147,425
Mix:
Commercial	24%	24%	23%
Commercial real-estate	32	31	30
Home equity	6	6	7
Residential real-estate	3	3	3
Premium finance receivables—commercial	16	16	16
Premium finance receivables—life insurance	14	14	14
Indirect consumer	1	1	1
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	97%	96%	95%
Covered loans	3	4	5
Total loans	100%	100%	100%
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $40.6 million at September 30, 2013, $41.1 million at December 31, 2012 and $39.5 million at September 30,

2012, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as the covered loans acquired in the FDIC-assisted acquisitions are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(1.5) million at September 30, 2013, $13.2 million at December 31, 2012 and $14.3 million at September 30, 2012. The net credit balance at September 30, 2013 is primarily the result of purchase accounting adjustments related to the acquisition of FNBI during the second quarter of 2013.
The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses located within the geographic market areas that the banks serve. The premium finance receivables portfolios are made to customers throughout the United States and Canada and the majority of the indirect consumer loans were generated through a network of local automobile dealers. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.
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

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	September 30, 2013		December 31, 2012
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$496,355	$380,733	$674,868	$503,837
Life insurance premium finance loans acquisition	475,711	459,883	536,503	514,459
For loans acquired with evidence of credit quality deterioration since origination as a result of acquisitions during the nine months ended September 30, 2013, the following table provides estimated details on these loans at the date of acquisition:

(Dollars in thousands)	FNBI
Contractually required payments including interest	$32,022
Less: Nonaccretable difference	8,890
Cash flows expected to be collected (1)	23,132
Less: Accretable yield	2,055
Fair value of loans acquired with evidence of credit quality deterioration since origination	$21,077

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with loans acquired with evidence of credit quality deterioration since origination at September 30, 2013.

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

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$130,856	$10,287	$171,801	$14,626
Acquisitions	—	—	6,052	—
Accretable yield amortized to interest income	(9,056)	(1,943)	(12,266)	(2,309)
Accretable yield amortized to indemnification asset (1)	(8,279)	—	(16,472)	—
Reclassification from non-accretable difference (2)	8,703	234	4,636	2,951
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(5,194)	235	(1,951)	158
Accretable yield, ending balance (3)	$117,030	$8,813	$151,800	$15,426

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$143,224	$13,055	$173,120	$18,861
Acquisitions	1,977	—	8,340	—
Accretable yield amortized to interest income	(27,980)	(6,216)	(40,545)	(8,795)
Accretable yield amortized to indemnification asset (1)	(28,891)	—	(55,912)	—
Reclassification from non-accretable difference (2)	44,907	1,241	53,827	4,096
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(16,207)	733	12,970	1,264
Accretable yield, ending balance (3)	$117,030	$8,813	$151,800	$15,426

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of September 30, 2013, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $40.5 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at September 30, 2013, December 31, 2012 and September 30, 2012:

As of September 30, 2013		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,283	$190	$3,585	$15,261	$1,688,232	$1,722,551
Franchise	—	—	113	—	213,215	213,328
Mortgage warehouse lines of credit	—	—	—	—	71,383	71,383
Community Advantage—homeowners association	—	—	—	—	90,504	90,504
Aircraft	—	—	—	—	12,601	12,601
Asset-based lending	2,364	—	693	3,926	732,585	739,568
Tax exempt	—	—	—	—	148,103	148,103
Leases	—	—	—	—	101,654	101,654
Other	—	—	—	—	90	90
Purchased non-covered commercial (1)	—	265	—	1,642	7,432	9,339
Total commercial	17,647	455	4,391	20,829	3,065,799	3,109,121
Commercial real-estate:
Residential construction	2,049	3,120	1,595	261	33,305	40,330
Commercial construction	7,854	—	—	—	138,234	146,088
Land	4,216	—	—	4,082	100,953	109,251
Office	4,318	—	3,965	1,270	624,967	634,520
Industrial	8,184	—	—	2,419	614,409	625,012
Retail	11,259	—	271	7,422	593,263	612,215
Multi-family	2,603	—	—	4,332	543,690	550,625
Mixed use and other	12,240	269	2,761	15,371	1,339,029	1,369,670
Purchased non-covered commercial real-estate (1)	—	9,607	3,380	2,702	42,710	58,399
Total commercial real-estate	52,723	12,996	11,972	37,859	4,030,560	4,146,110
Home equity	10,926	—	2,436	5,887	717,371	736,620
Residential real estate	14,126	—	1,749	2,844	377,489	396,208
Purchased non-covered residential real estate (1)	—	447	289	34	729	1,499
Premium finance receivables
Commercial insurance loans	10,132	11,751	5,307	14,628	2,108,663	2,150,481
Life insurance loans	14	592	6,428	—	1,402,822	1,409,856
Purchased life insurance loans (1)	—	—	—	—	459,883	459,883
Indirect consumer	80	100	97	231	56,728	57,236
Consumer and other	1,591	—	319	445	111,491	113,846
Purchased non-covered consumer and other (1)	—	28	—	19	132	179
Total loans, net of unearned income, excluding covered loans	$107,239	$26,369	$32,988	$82,776	$12,331,667	$12,581,039
Covered loans	8,602	81,430	9,813	9,216	306,927	415,988
Total loans, net of unearned income	$115,841	$107,799	$42,801	$91,992	$12,638,594	$12,997,027

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2012		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$19,409	$—	$5,520	$15,410	$1,587,864	$1,628,203
Franchise	1,792	—	—	—	194,603	196,395
Mortgage warehouse lines of credit	—	—	—	—	215,076	215,076
Community Advantage—homeowners association	—	—	—	—	81,496	81,496
Aircraft	—	—	148	—	17,216	17,364
Asset-based lending	536	—	1,126	6,622	564,154	572,438
Tax exempt	—	—	—	—	91,824	91,824
Leases	—	—	—	896	89,547	90,443
Other	—	—	—	—	16,549	16,549
Purchased non-covered commercial (1)	—	496	432	7	4,075	5,010
Total commercial	21,737	496	7,226	22,935	2,862,404	2,914,798
Commercial real-estate
Residential construction	3,110	—	4	41	37,246	40,401
Commercial construction	2,159	—	885	386	167,525	170,955
Land	11,299	—	632	9,014	113,252	134,197
Office	4,196	—	1,889	3,280	560,346	569,711
Industrial	2,089	—	6,042	4,512	565,294	577,937
Retail	7,792	—	1,372	998	558,734	568,896
Multi-family	2,586	—	3,949	1,040	389,116	396,691
Mixed use and other	16,742	—	6,660	13,349	1,312,503	1,349,254
Purchased non-covered commercial real-estate (1)	—	749	2,663	2,508	50,156	56,076
Total commercial real-estate	49,973	749	24,096	35,128	3,754,172	3,864,118
Home equity	13,423	100	1,592	5,043	768,316	788,474
Residential real-estate	11,728	—	2,763	8,250	343,616	366,357
Purchased non-covered residential real-estate (1)	—	—	200	—	656	856
Premium finance receivables
Commercial insurance loans	9,302	10,008	6,729	19,597	1,942,220	1,987,856
Life insurance loans	25	—	—	5,531	1,205,151	1,210,707
Purchased life insurance loans (1)	—	—	—	—	514,459	514,459
Indirect consumer	55	189	51	442	76,596	77,333
Consumer and other	1,511	32	167	433	99,010	101,153
Purchased non-covered consumer and other (1)	—	66	32	101	2,633	2,832
Total loans, net of unearned income, excluding covered loans	$107,754	$11,640	$42,856	$97,460	$11,569,233	$11,828,943
Covered loans	1,988	122,350	16,108	7,999	411,642	560,087
Total loans, net of unearned income	$109,742	$133,990	$58,964	$105,459	$11,980,875	$12,389,030

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2012		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,163	$—	$5,985	$16,631	$1,518,596	$1,556,375
Franchise	1,792	—	—	—	177,914	179,706
Mortgage warehouse lines of credit	—	—	—	—	225,295	225,295
Community Advantage—homeowners association	—	—	—	—	73,881	73,881
Aircraft	428	—	—	150	20,866	21,444
Asset-based lending	328	—	1,211	5,556	525,966	533,061
Tax exempt	—	—	—	—	90,404	90,404
Leases	—	—	—	—	83,351	83,351
Other	—	—	—	—	1,576	1,576
Purchased non-covered commercial (1)	—	499	—	—	5,461	5,960
Total commercial	17,711	499	7,196	22,337	2,723,310	2,771,053
Commercial real-estate:
Residential construction	2,141	—	3,008	—	39,106	44,255
Commercial construction	3,315	—	163	13,072	152,993	169,543
Land	10,629	—	3,033	3,017	116,807	133,486
Office	6,185	—	5,717	7,237	565,182	584,321
Industrial	1,885	—	645	1,681	570,114	574,325
Retail	10,133	—	1,853	5,617	543,066	560,669
Multi-family	3,314	—	3,062	—	357,047	363,423
Mixed use and other	20,859	—	9,779	14,990	1,175,222	1,220,850
Purchased non-covered commercial real-estate (1)	—	1,066	150	389	47,235	48,840
Total commercial real-estate	58,461	1,066	27,410	46,003	3,566,772	3,699,712
Home equity	11,504	—	5,905	5,642	784,541	807,592
Residential real estate	15,393	—	3,281	2,637	354,711	376,022
Purchased non-covered residential real estate (1)	—	—	—	—	656	656
Premium finance receivables
Commercial insurance loans	7,488	5,533	5,881	14,369	1,949,674	1,982,945
Life insurance loans	29	—	—	—	1,128,559	1,128,588
Purchased life insurance loans (1)	—	—	—	—	537,032	537,032
Indirect consumer	72	215	74	344	76,673	77,378
Consumer and other	1,485	—	429	849	106,092	108,855
Purchased non-covered consumer and other (1)	—	—	—	—	67	67
Total loans, net of unearned income, excluding covered loans	$112,143	$7,313	$50,176	$92,181	$11,228,087	$11,489,900
Covered loans	910	129,257	6,521	14,571	506,266	657,525
Total loans, net of unearned income	$113,053	$136,570	$56,697	$106,752	$11,734,353	$12,147,425

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at September 30, 2013, December 31, 2012 and September 30, 2012:

	Performing			Non-performing			Total
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013	December 31, 2012	September 30, 2012
Loan Balances:
Commercial
Commercial and industrial	$1,707,078	$1,608,794	$1,541,212	$15,473	$19,409	$15,163	$1,722,551	$1,628,203	$1,556,375
Franchise	213,328	194,603	177,914	—	1,792	1,792	213,328	196,395	179,706
Mortgage warehouse lines of credit	71,383	215,076	225,295	—	—	—	71,383	215,076	225,295
Community Advantage—homeowners association	90,504	81,496	73,881	—	—	—	90,504	81,496	73,881
Aircraft	12,601	17,364	21,016	—	—	428	12,601	17,364	21,444
Asset-based lending	737,204	571,902	532,733	2,364	536	328	739,568	572,438	533,061
Tax exempt	148,103	91,824	90,404	—	—	—	148,103	91,824	90,404
Leases	101,654	90,443	83,351	—	—	—	101,654	90,443	83,351
Other	90	16,549	1,576	—	—	—	90	16,549	1,576
Purchased non-covered commercial (1)	9,339	5,010	5,960	—	—	—	9,339	5,010	5,960
Total commercial	3,091,284	2,893,061	2,753,342	17,837	21,737	17,711	3,109,121	2,914,798	2,771,053
Commercial real-estate
Residential construction	35,161	37,291	42,114	5,169	3,110	2,141	40,330	40,401	44,255
Commercial construction	138,234	168,796	166,228	7,854	2,159	3,315	146,088	170,955	169,543
Land	105,035	122,898	122,857	4,216	11,299	10,629	109,251	134,197	133,486
Office	630,202	565,515	578,136	4,318	4,196	6,185	634,520	569,711	584,321
Industrial	616,828	575,848	572,440	8,184	2,089	1,885	625,012	577,937	574,325
Retail	600,956	561,104	550,536	11,259	7,792	10,133	612,215	568,896	560,669
Multi-family	548,022	394,105	360,109	2,603	2,586	3,314	550,625	396,691	363,423
Mixed use and other	1,357,161	1,332,512	1,199,991	12,509	16,742	20,859	1,369,670	1,349,254	1,220,850
Purchased non-covered commercial real-estate(1)	58,399	56,076	48,840	—	—	—	58,399	56,076	48,840
Total commercial real-estate	4,089,998	3,814,145	3,641,251	56,112	49,973	58,461	4,146,110	3,864,118	3,699,712
Home equity	725,694	774,951	796,088	10,926	13,523	11,504	736,620	788,474	807,592
Residential real-estate	382,082	354,629	360,629	14,126	11,728	15,393	396,208	366,357	376,022
Purchased non-covered residential real-estate (1)	1,499	856	656	—	—	—	1,499	856	656
Premium finance receivables
Commercial insurance loans	2,128,598	1,968,546	1,969,924	21,883	19,310	13,021	2,150,481	1,987,856	1,982,945
Life insurance loans	1,409,250	1,210,682	1,128,559	606	25	29	1,409,856	1,210,707	1,128,588
Purchased life insurance loans (1)	459,883	514,459	537,032	—	—	—	459,883	514,459	537,032
Indirect consumer	57,056	77,089	77,091	180	244	287	57,236	77,333	77,378
Consumer and other	112,255	99,610	107,370	1,591	1,543	1,485	113,846	101,153	108,855
Purchased non-covered consumer and other(1)	179	2,832	67	—	—	—	179	2,832	67
Total loans, net of unearned income, excluding covered loans	$12,457,778	$11,710,860	$11,372,009	$123,261	$118,083	$117,891	$12,581,039	$11,828,943	$11,489,900

(1)
Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three and nine months ended September 30, 2013 and 2012 is as follows:

Three months ended September 30, 2013		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,737	$51,950	$14,205	$4,825	$5,268	$263	$1,594	$106,842
Other adjustments	(15)	(193)	—	(4)	7	—	—	(205)
Reclassification from (to) allowance for unfunded lending-related commitments	—	284	—	—	—	—	—	284
Charge-offs	(3,281)	(6,982)	(711)	(328)	(1,297)	(23)	(193)	(12,815)
Recoveries	756	272	43	64	316	12	39	1,502
Provision for credit losses	2,044	5,488	1,824	700	1,193	(51)	382	11,580
Allowance for loan losses at period end	$28,241	$50,819	$15,361	$5,257	$5,487	$201	$1,822	$107,188
Allowance for unfunded lending-related commitments at period end	$—	$1,267	$—	$—	$—	$—	$—	$1,267
Allowance for credit losses at period end	$28,241	$52,086	$15,361	$5,257	$5,487	$201	$1,822	$108,455
Individually evaluated for impairment	5,498	5,892	2,447	886	—	—	252	14,975
Collectively evaluated for impairment	22,636	46,080	12,914	4,371	5,487	201	1,570	93,259
Loans acquired with deteriorated credit quality	107	114	—	—	—	—	—	221
Loans at period end
Individually evaluated for impairment	$24,688	$124,401	$11,152	$16,746	$—	$79	$1,695	$178,761
Collectively evaluated for impairment	3,075,094	3,963,310	725,468	379,462	3,560,337	57,157	112,151	11,872,979
Loans acquired with deteriorated credit quality	9,339	58,399	—	1,499	459,883	—	179	529,299

Three months ended September 30, 2012		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$26,983	$53,801	$13,878	$6,724	$8,522	$640	$1,372	$111,920
Other adjustments	(138)	(304)	(2)	(90)	—	—	—	(534)
Reclassification from (to) allowance for unfunded lending-related commitments	—	626	—	—	—	—	—	626
Charge-offs	(3,315)	(17,000)	(1,543)	(1,027)	(886)	(73)	(93)	(23,937)
Recoveries	349	5,352	52	8	206	25	28	6,020
Provision for credit losses	3,862	12,610	1,215	1,938	(955)	(323)	(155)	18,192
Allowance for loan losses at period end	$27,741	$55,085	$13,600	$7,553	$6,887	$269	$1,152	$112,287
Allowance for unfunded lending-related commitments at period end	$—	$12,627	$—	$—	$—	$—	$—	$12,627
Allowance for credit losses at period end	$27,741	$67,712	$13,600	$7,553	$6,887	$269	$1,152	$124,914
Individually evaluated for impairment	$3,168	$21,998	$3,011	$3,244	$—	$1	$480	$31,902
Collectively evaluated for impairment	$24,573	$45,714	$10,589	$4,306	$6,887	$268	$672	$93,009
Loans acquired with deteriorated credit quality	$—	$—	$—	$3	$—	$—	$—	$3
Loans at period end
Individually evaluated for impairment	$38,838	$160,711	$13,118	$18,696	$—	$69	$1,582	$233,014
Collectively evaluated for impairment	2,726,255	3,490,161	794,474	357,326	3,111,533	77,309	107,273	10,664,331
Loans acquired with deteriorated credit quality	5,960	48,840	—	656	537,032	—	67	592,555

Nine Months Ended September 30, 2013		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,794	$52,135	$12,734	$5,560	$6,096	$267	$1,765	$107,351
Other adjustments	(19)	(621)	—	(98)	(5)	—	—	(743)
Reclassification from (to) allowance for unfunded lending-related commitments	—	136	—	—	—	—	—	136
Charge-offs	(8,914)	(25,228)	(4,893)	(2,573)	(3,671)	(71)	(402)	(45,752)
Recoveries	1,319	1,224	376	87	889	44	177	4,116
Provision for credit losses	7,061	23,173	7,144	2,281	2,178	(39)	282	42,080
Allowance for loan losses at period end	$28,241	$50,819	$15,361	$5,257	$5,487	$201	$1,822	$107,188
Allowance for unfunded lending-related commitments at period end	$—	$1,267	$—	$—	$—	$—	$—	$1,267
Allowance for credit losses at period end	$28,241	$52,086	$15,361	$5,257	$5,487	$201	$1,822	$108,455

Nine months ended September 30, 2012		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Other adjustments	(142)	(787)	(4)	(111)	—	—	—	(1,044)
Reclassification from (to) allowance for unfunded lending-related commitments	45	908	—	—	—	—	—	953
Charge-offs	(12,623)	(34,455)	(5,865)	(1,590)	(2,483)	(157)	(454)	(57,627)
Recoveries	852	5,657	385	13	675	76	226	7,884
Provision for credit losses	8,372	27,357	11,372	4,213	1,481	(295)	(760)	51,740
Allowance for loan losses at period end	$27,741	$55,085	$13,600	$7,553	$6,887	$269	$1,152	$112,287
Allowance for unfunded lending-related commitments at period end	$—	$12,627	$—	$—	$—	$—	$—	$12,627
Allowance for credit losses at period end	$27,741	$67,712	$13,600	$7,553	$6,887	$269	$1,152	$124,914

A summary of activity in the allowance for covered loan losses for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$14,429	$20,560	$13,454	$12,977
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(2,331)	3,096	515	25,916
Benefit attributable to FDIC loss share agreements	1,865	(2,489)	(412)	(20,766)
Net provision for covered loan losses	(466)	607	103	5,150
(Decrease) increase in FDIC indemnification asset	(1,865)	2,489	412	20,766
Loans charged-off	(3,237)	(1,736)	(8,294)	(17,052)
Recoveries of loans charged-off	4,063	6	7,249	85
Net recoveries (charge-offs)	826	(1,730)	(1,045)	(16,967)
Balance at end of period	$12,924	$21,926	$12,924	$21,926
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
Impaired Loans
A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2013	2012	2012
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$99,437	$89,983	$120,060
Impaired loans with no allowance for loan loss required	76,861	114,562	112,954
Total impaired loans (2)	$176,298	$204,545	$233,014
Allowance for loan losses related to impaired loans	$14,329	$13,575	$19,818
Troubled debt restructurings	$115,003	$126,473	$147,196

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Nine Months Ended
	As of September 30, 2013			September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$10,599	$12,226	$3,915	$11,155	$558
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	2,287	2,296	1,549	2,299	86
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	377	377	49	379	19
Commercial construction	9,577	9,577	103	10,051	284
Land	12,161	15,486	947	12,321	445
Office	7,322	7,376	111	7,426	207
Industrial	3,352	3,417	177	3,402	124
Retail	18,583	18,662	1,942	18,859	564
Multi-family	3,715	4,188	260	3,809	143
Mixed use and other	19,451	19,711	1,721	18,569	669
Home equity	5,347	5,559	2,447	5,468	187
Residential real-estate	5,999	6,533	856	5,418	170
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	667	668	252	661	25
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$10,858	$15,320	$—	$13,841	$683
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	76	1,416	—	87	57
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,267	3,426	—	3,954	122
Commercial construction	8,705	13,939	—	10,899	564
Land	4,980	6,094	—	3,869	181
Office	7,329	9,324	—	8,242	358
Industrial	7,668	7,833	—	7,772	357
Retail	6,230	6,549	—	6,270	257
Multi-family	1,149	2,983	—	1,868	115
Mixed use and other	9,205	11,256	—	8,181	362
Home equity	5,805	7,215	—	5,568	221
Residential real-estate	10,482	12,841	—	9,805	292
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	79	88	—	70	7
Consumer and other	1,028	1,564	—	1,058	72
Total loans, net of unearned income, excluding covered loans	$176,298	$205,924	$14,329	$181,301	$7,129

				For the Twelve Months Ended
	As of December 31, 2012			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,010	$12,562	$1,982	$13,312	$881
Franchise	1,792	1,792	1,259	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	511	511	55	484	26
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	2,007	2,007	389	2,007	98
Commercial construction	1,865	1,865	70	1,865	78
Land	12,184	12,860	1,414	12,673	483
Office	5,829	5,887	622	5,936	246
Industrial	1,150	1,200	224	1,208	75
Retail	13,240	13,314	343	13,230	584
Multi-family	3,954	3,954	348	3,972	157
Mixed use and other	22,249	23,166	2,989	23,185	1,165
Home equity	7,270	7,313	2,569	7,282	271
Residential real-estate	6,420	6,931	1,169	6,424	226
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	502	502	142	502	26
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$20,270	$27,574	$—	$23,877	$1,259
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,362	—	252	76
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,085	4,440	—	4,507	143
Commercial construction	12,263	13,395	—	13,635	540
Land	12,163	17,141	—	14,646	906
Office	8,939	9,521	—	9,432	437
Industrial	3,598	3,776	—	3,741	181
Retail	18,073	18,997	—	19,067	892
Multi-family	2,817	4,494	—	4,120	222
Mixed use and other	15,462	17,210	—	16,122	912
Home equity	7,320	8,758	—	8,164	376
Residential real-estate	8,390	9,189	—	9,069	337
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	53	61	—	65	6
Consumer and other	1,104	1,558	—	1,507	94
Total loans, net of unearned income, excluding covered loans	$204,545	$231,340	$13,575	$222,076	$10,819

				For the Nine Months Ended
	As of September 30, 2012			September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,271	$13,484	$2,615	$13,623	$670
Franchise	1,792	1,792	386	1,792	91
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	428	428	95	428	22
Asset-based lending	306	1,624	72	558	67
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	2,637	2,712	540	2,637	102
Commercial construction	4,184	4,184	743	4,160	153
Land	13,689	15,459	1,576	13,986	460
Office	7,366	9,851	802	7,998	355
Industrial	752	804	295	778	34
Retail	17,933	18,060	1,257	18,024	626
Multi-family	5,588	5,588	859	5,598	213
Mixed use and other	30,921	32,005	3,842	31,582	1,145
Home equity	8,254	8,923	3,011	8,572	352
Residential real-estate	13,578	14,220	3,244	13,507	448
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	12	13	1	13	1
Consumer and other	1,349	1,349	480	1,351	64
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$25,019	$28,581	$—	$27,829	$1,076
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	22	57	—	81	5
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,603	3,719	—	4,389	134
Commercial construction	9,868	10,466	—	10,937	332
Land	13,330	17,331	—	15,866	648
Office	9,463	10,368	—	9,627	339
Industrial	3,080	3,164	—	3,115	107
Retail	16,610	16,876	—	17,070	613
Multi-family	1,926	2,672	—	2,371	87
Mixed use and other	19,761	21,819	—	20,970	861
Home equity	4,864	5,494	—	4,931	162
Residential real-estate	5,118	5,374	—	5,392	118
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	57	71	—	67	5
Consumer and other	233	237	—	248	11
Total loans, net of unearned income, excluding covered loans	$233,014	$256,725	$19,818	$247,500	$9,301

TDRs
At September 30, 2013, the Company had $115.0 million in loans modified in TDRs. The $115.0 million in TDRs represents 161 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
Each TDR was reviewed for impairment at September 30, 2013 and approximately $4.4 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended September 30, 2013 and 2012, the Company recorded $205,000 and $534,000, respectively, in interest income representing this decrease in impairment. During the nine months ended September 30, 2013 and 2012, the Company recorded $727,000 and $1.0 million, respectively, in interest income representing this decrease in impairment.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2013 and 2012, respectively, which represent TDRs:

Three months ended September 30, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real-estate
Residential construction	—	—		—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	1	2,352	1	2,352	—	—	—	—	—	—
Office	1	556	1	556	1	556	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	95	1	95	—	—	—	—	—	—
Residential real estate and other	1	1,000	1	1,000	—	—	—	—	1	1,000
Total loans	4	$4,003	4	$4,003	1	$556	—	$—	1	$1,000

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Three months ended September 30, 2012 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	3	$442	2	$275	1	$225	1	$167	—	$—
Commercial real-estate
Residential construction	1	496	1	496	1	496	1	496	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	2	4,653	2	4,653	—	—	2	4,654	—	—
Multi-family	1	380	—	—	1	380	1	380	—	—
Mixed use and other	7	3,108	2	858	5	2,250	5	2,699	—	—
Residential real estate and other	4	437	3	308	3	357	1	79	—	—
Total loans	18	$9,516	10	$6,590	11	$3,708	11	$8,475	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended September 30, 2013, 4 loans totaling $4.0 million were determined to be TDRs, compared to 18 loans totaling $9.5 million in the same period of 2012. Of these loans extended at below market terms, the weighted average extension had a term of approximately 26 months during the three months ended September 30, 2013 compared to 8 months for the same period of 2012. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 150 basis points and 293 basis points during the three months ending September 30, 2013 and 2012, respectively. No loans were modified to interest-only payment terms during the third quarter of 2013 compared to 11 loans totaling $8.5 million in the same period of 2012. Interest-only payment terms were approximately nine months during the three months ending September 30, 2012. Additionally, $1.0 million in principal balances were forgiven in the third quarter of 2013 compared to no principal balances forgiven during the same period of 2012.

Nine months ended September 30, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	5	$573	4	$553	2	$185	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	3	6,120	3	6,120	—	—	3	6,120	—	—
Land	3	2,639	3	2,639	2	287	—	—	1	73
Office	4	4,021	4	4,021	1	556	—	—	—	—
Industrial	1	949	1	949	1	949	—	—	—	—
Retail	1	200	1	200	1	200	—	—	—	—
Multi-family	1	705	1	705	1	705	—	—	—	—
Mixed use and other	3	3,628	3	3,628	2	3,533	—	—	—	—
Residential real estate and other	8	1,778	4	1,095	6	762	2	234	1	1,000
Total loans	30	$20,748	25	$19,930	18	$7,545	7	$6,539	2	$1,073

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Nine months ended September 30, 2012 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	16	$13,325	9	$2,617	9	$12,705	7	$10,579	2	$1,486
Commercial real-estate
Residential construction	3	2,147	3	2,147	1	496	1	496	—	—
Commercial construction	2	622	2	622	2	622	2	622	—	—
Land	17	31,836	17	31,836	14	30,561	13	26,511	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	7	13,286	7	13,286	5	8,633	6	12,897	—	—
Multi-family	1	380	—	—	1	380	1	380	—	—
Mixed use and other	13	6,745	8	4,495	9	5,680	8	3,974	—	—
Residential real estate and other	9	1,512	7	1,264	5	504	3	924	1	29
Total loans	68	$69,853	53	$56,267	46	$59,581	41	$56,383	3	$1,515

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the nine months ended September 30, 2013, 30 loans totaling $20.7 million were determined to be TDRs, compared to 68 loans totaling $69.9 million in the same period of 2012. Of these loans extended at below market terms, the weighted average extension had a term of approximately 19 months during the nine months ended September 30, 2013 compared to eight months for the same period of 2012. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 199 basis points and 151 basis points during the nine months ending September 30, 2013 and 2012, respectively. Interest-only payment terms were approximately eleven months and five months during the nine months ending September 30, 2013 and 2012, respectively. Additionally, $1.0 million in balances were forgiven in the first nine months of 2013 compared to $420,000 balances forgiven during the same period of 2012.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2013 and 2012, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2013		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	8	$1,694	1	$161	2	$181
Commercial real-estate
Residential construction	—	—	—	—	—	—
Commercial construction	3	6,120	—	—	—	—
Land	3	2,639	1	215	1	215
Office	4	4,021	1	1,648	1	1,648
Industrial	2	1,676	1	727	1	727
Retail	2	431	—	—	—	—
Multi-family	1	705	—	—	1	705
Mixed use and other	5	4,217	1	95	2	368
Residential real estate and other	9	1,904	1	126	1	126
Total loans	37	$23,407	6	$2,972	9	$3,970

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(Dollars in thousands)	As of September 30, 2012		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	21	$15,161	3	$351	3	$351
Commercial real-estate
Residential construction	4	3,252	—	—	—	—
Commercial construction	7	3,360	5	2,740	5	2,740
Land	21	37,860	1	651	2	1,925
Office	2	4,795	—	—	—	—
Industrial	2	1,313	1	990	1	990
Retail	15	28,097	—	—	1	1,605
Multi-family	6	4,247	1	264	1	264
Mixed use and other	27	12,342	2	914	5	3,197
Residential real estate and other	16	3,977	5	1,931	6	2,379
Total loans	121	$114,404	18	$7,841	24	$13,451

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

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
This securitization transaction was accounted for as a secured borrowing and the securitization entity was treated as a consolidated subsidiary of the Company under ASC 810, “Consolidation”. The securitization entity’s receivables underlying third-party investors’ interests were recorded in loans, net of unearned income, excluding covered loans, an allowance for loan losses was established and the related debt issued was reported in secured borrowings—owed to securitization investors. Additionally, the Company’s retained interests in the transaction, principally consisting of subordinated securities, cash collateral, and overcollateralization of loans, constituted intercompany positions, which were eliminated in the preparation of the Company’s Consolidated Statements of Condition.
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
During the first and second quarters of 2012, the Company purchased portions of the Notes in the open market in the amounts of $172.0 million and $67.2 million, respectively, effectively reducing the outstanding Notes, on a consolidated basis, to $360.8 million. On August 15, 2012, the securitization entity paid off the $360.8 million of Notes held by third party investors as well as the $239.2 million owed to the Company. Additionally, the Company received payment of $49.6 million related to the Subordinated securities held by the Company. The securitization entity held no loans or borrowings but retained unrestricted cash of approximately $36,000, as of September 30, 2013 and December 31, 2012, and $1.8 million as of September 30, 2012.

(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2013	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2013
Community banking	$274,963	$13,960	$—	$(1,496)	$287,427
Specialty finance	38,574	—	—	(556)	38,018
Wealth management	31,864	—	—	—	31,864
Total	$345,401	$13,960	$—	$(2,052)	$357,309
The community banking segment's goodwill increased $12.5 million in 2013 as a result of the acquisition of FNBI in the second quarter of 2013 and subsequent purchase adjustments related to the acquisition of Hyde Park Bank in 2012. Additionally, the specialty finance segment’s goodwill decreased $556,000 during this same period as a result of subsequent purchase adjustments and foreign currency translation adjustments related to the acquisition of Macquarie Premium Funding Inc. in 2012.
At June 30, 2013, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. No significant events occurred during the third quarter of 2013 that would require the Company to re-evaluate that determination. The annual goodwill impairment tests of the specialty finance and wealth management segments will be conducted at December 31, 2013.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of September 30, 2013 is as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$39,350	$38,176	$38,501
Accumulated amortization	(28,143)	(25,159)	(24,178)
Net carrying amount	$11,207	$13,017	$14,323
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(769)	(645)	(603)
Net carrying amount	$1,031	$1,155	$1,197
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,690	$7,390	$7,390
Accumulated amortization	(946)	(615)	(505)
Net carrying amount	$6,744	$6,775	$6,885
Total other intangible assets, net	$18,982	$20,947	$22,405

Estimated amortization
Actual in nine months ended September 30, 2013	$3,438
Estimated remaining in 2013	1,123
Estimated—2014	4,117
Estimated—2015	2,565
Estimated—2016	1,981
Estimated—2017	1,589
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
Total amortization expense associated with finite-lived intangibles totaled approximately $3.4 million and $3.2 million for the nine months ended September 30, 2013 and 2012, respectively.

(10) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Balance:
Non-interest bearing	$2,622,518	$2,396,264	$2,162,215
NOW	1,922,906	2,022,957	1,841,743
Wealth management deposits	1,099,509	991,902	979,306
Money market	3,423,413	2,761,498	2,596,702
Savings	1,318,147	1,275,012	1,156,466
Time certificates of deposit	4,260,953	4,980,911	5,111,533
Total deposits	$14,647,446	$14,428,544	$13,847,965
Mix:
Non-interest bearing	18%	17%	16%
NOW	13	14	13
Wealth management deposits	8	7	7
Money market	23	19	19
Savings	9	9	8
Time certificates of deposit	29	34	37
Total deposits	100%	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.
(11) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Notes payable	$1,546	$2,093	$2,275
Federal Home Loan Bank advances	387,852	414,122	414,211
Other borrowings:
Securities sold under repurchase agreements	223,211	238,401	337,405
Other	23,659	36,010	39,824
Total other borrowings	246,870	274,411	377,229
Subordinated notes	10,000	15,000	15,000
Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$646,268	$705,626	$808,715

At September 30, 2013, the Company had notes payable of $1.5 million. The Company had a $1.0 million outstanding balance of notes payable, with an interest rate of 4.00%, under a $101.0 million Amended and Restated Credit Agreement (“Agreement”) with unaffiliated banks. The Agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. At September 30, 2013, no amount was outstanding on the $100.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 400 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 300 basis points (the “Eurodollar Rate”) and (2) 400 basis points. A commitment fee is payable quarterly equal to 0.50% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility. As more fully described in Note 18 - Subsequent Events, the Company amended the Agreement subsequent to September 30, 2013. Additionally, on November 7, 2013, the Company repaid and terminated its $1.0 million term loan.
Borrowings under the Agreement are secured by the stock of some of the banks and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2013, the Company was in compliance with all such covenants. The revolving credit facility is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
As a result of the acquisition of Great Lakes Advisors, the Company assumed an unsecured promissory note to a Great Lakes Advisors shareholder (“Unsecured Promissory Note”) with an outstanding balance of $546,000 as of September 30, 2013. Under the Unsecured Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points. As of September 30, 2013, the current interest rate was 1.25%.
Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real-estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. In order to achieve lower interest rates and to extend maturities, the Company may periodically restructure FHLB advances. The Company restructured $292.5 million of FHLB advances in the first quarter of 2012, paying $22.4 million in prepayment fees. The Company did not restructure any FHLB advances in the first nine months of 2013. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method.
At September 30, 2013 and 2012, securities sold under repurchase agreements are comprised of $43.2 million and $70.8 million, respectively, of customer balances in sweep accounts in connection with master repurchase agreements at the banks and $180.0 million and $266.6 million, respectively, of short-term borrowings from brokers. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2013, the Company had pledged securities related to its customer balances in sweep accounts and short-term borrowings from brokers of $63.7 million and $197.5 million, respectively, which exceed the outstanding borrowings resulting in no net credit exposure. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at September 30, 2013 and 2012 consist of the junior subordinated amortizing notes issued by the Company in connection with the issuance of Tangible Equity Units (TEUs) in December 2010 and a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company. The junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes have a stated interest rate of 9.5% and require quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs are being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes is December 15, 2013, subject to extension. At September 30, 2013, these notes had an outstanding balance of $4.2 million. See Note 17 – Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs. At September 30, 2013 the Fixed-rate Promissory Note had an outstanding balance of $19.5 million. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.
At September 30, 2013, the Company had an obligation for one subordinated note with a remaining balance of $10.0 million. This subordinated note was issued in October 2005 (funded in May 2006). During the second quarter of 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. As of September 30, 2013 the remaining subordinated note requires annual principal payments of $5.0 million on May 29, 2014 and 2015. The Company may redeem the subordinated note without payment of premium or penalty at any time prior to maturity. Interest on each note is calculated at a rate equal to three-month LIBOR plus 130 basis points. On November 7, 2013, the Company repaid the subordinated note remaining balance of $10.0 million. See Note 18 - Subsequent Events.
(12) Junior Subordinated Debentures
As of September 30, 2013, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2013. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/2013	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.52%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.05%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.85%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.20%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.70%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	L+1.63	1.88%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.27%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.27%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.25%	05/2004	05/2034	05/2009
Total			$249,493		2.44%
The junior subordinated debentures totaled $249.5 million at September 30, 2013, December 31, 2012 and September 30, 2012.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2013, the weighted average contractual interest rate on the junior subordinated debentures was 2.44%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. Two of these interest rate caps, which were purchased in the second quarter of 2013 with an aggregate notional amount of $90 million, replaced two interest rate swaps that matured in September 2013. The hedge-adjusted rate on the junior subordinated debentures as of September 30, 2013, was 3.25%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At September 30, 2013, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended September 30,		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	2013	2012
Net interest income:
Community banking	$133,378	$124,684	$8,694	7%
Specialty finance	32,742	32,182	560	2
Wealth management	1,624	524	1,100	NM
Parent and inter-segment eliminations	(25,962)	(24,815)	(1,147)	(5)
Total net interest income	$141,782	$132,575	$9,207	7%
Non-interest income:
Community banking	$37,727	$48,912	$(11,185)	(23)%
Specialty finance	2,125	1,074	1,051	98
Wealth management	19,044	16,115	2,929	18
Parent and inter-segment eliminations	(4,234)	(3,156)	(1,078)	(34)
Total non-interest income	$54,662	$62,945	$(8,283)	(13)%
Net revenue:
Community banking	$171,105	$173,596	$(2,491)	(1)%
Specialty finance	34,867	33,256	1,611	5
Wealth management	20,668	16,639	4,029	24
Parent and inter-segment eliminations	(30,196)	(27,971)	(2,225)	(8)
Total net revenue	$196,444	$195,520	$924	—%
Segment profit:
Community banking	$36,279	$39,663	$(3,384)	(9)%
Specialty finance	14,826	12,967	1,859	14
Wealth management	2,702	1,317	1,385	NM
Parent and inter-segment eliminations	(18,244)	(21,645)	3,401	16
Total segment profit	$35,563	$32,302	$3,261	10%
Segment assets:
Community banking	$17,375,033	$16,877,673	$497,360	3%
Specialty finance	4,222,537	3,796,745	425,792	11
Wealth management	101,707	95,128	6,579	7
Parent and inter-segment eliminations	(4,016,729)	(3,750,954)	(265,775)	(7)
Total segment assets	$17,682,548	$17,018,592	$663,956	4%
NM - Not Meaningful

	Nine months ended September 30,		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	2013	2012
Net interest income:
Community banking	$384,327	$368,834	$15,493	4%
Specialty finance	95,292	88,462	6,830	8
Wealth management	5,284	4,940	344	7
Parent and inter-segment eliminations	(76,584)	(75,496)	(1,088)	(1)
Total net interest income	$408,319	$386,740	$21,579	6%
Non-interest income:
Community banking	$120,211	$117,717	$2,494	2%
Specialty finance	5,607	4,012	1,595	40
Wealth management	55,971	47,316	8,655	18
Parent and inter-segment eliminations	(5,753)	(8,142)	2,389	29
Total non-interest income	$176,036	$160,903	$15,133	9%
Net revenue:
Community banking	$504,538	$486,551	$17,987	4%
Specialty finance	100,899	92,474	8,425	9
Wealth management	61,255	52,256	8,999	17
Parent and inter-segment eliminations	(82,337)	(83,638)	1,301	2
Total net revenue	$584,355	$547,643	$36,712	7%
Segment profit:
Community banking	$104,153	$96,052	$8,101	8%
Specialty finance	42,438	36,401	6,037	17
Wealth management	8,093	5,297	2,796	53
Parent and inter-segment eliminations	(52,762)	(56,643)	3,881	7
Total segment profit	$101,922	$81,107	$20,815	26%

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
As discussed within "The Current Economic Environment" section of Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has purchased interest rate cap derivatives to hedge or manage its own risk exposures. Certain interest rate cap derivatives have been designated as cash flow hedge derivatives of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. Other cap derivatives are not designated for hedge accounting but are economic hedges of the Company's overall portfolio, therefore any mark to market changes in the value of these caps are recognized in earnings.

Below is a summary of the interest rate cap derivatives held by the Company as of September 30, 2013:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	September 30, 2013
September 30, 2011	September 30, 2014	$20,000	Cash Flow Hedging	$—
September 30, 2011	September 30, 2014	40,000	Cash Flow Hedging	—
May 3, 2012	May 3, 2015	77,000	Non-Hedge Designated	17
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	685
June 1, 2012	April 1, 2015	96,530	Non-Hedge Designated	20
August 29, 2012	August 29, 2016	216,500	Non-Hedge Designated	1,117
February 22, 2013	August 22, 2016	100,000	Non-Hedge Designated	602
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	1,199
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	607
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	951
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	787
		$1,030,030		$5,985
As required by ASC 815, the Company recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Derivative financial instruments are included in other assets or other liabilities, as appropriate, on the Consolidated Statements of Condition. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815, including changes in fair value related to the ineffective portion of cash flow hedges, are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are corroborated by comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans on a best efforts basis) are estimated based on changes in mortgage interest rates from the date of the loan commitment. The fair value of foreign currency derivatives is computed based on changes in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

The Company records derivative assets and derivative liabilities on the Consolidated Statements of Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2013, December 31, 2012 and September 30, 2012:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013	December 31, 2012	September 30, 2012
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$1,738	$2	$6	$3,444	$7,988	$9,491
Interest rate derivatives designated as Fair Value Hedges	$82	$104	$153	$2	$—	$—
Total derivatives designated as hedging instruments under ASC 815	$1,820	$106	$159	$3,446	$7,988	$9,491
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	40,125	47,440	50,190	35,358	45,767	48,517
Interest rate lock commitments	15,599	6,069	15,614	5,097	937	10,392
Forward commitments to sell mortgage loans	23	277	16	5,373	3,057	11,568
Foreign exchange contracts	6	14	11	26	2	9
Total derivatives not designated as hedging instruments under ASC 815	$55,753	$53,800	$65,831	$45,854	$49,763	$70,486
Total derivatives	$57,573	$53,906	$65,990	$49,300	$57,751	$79,977
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of payments at the end of each period in which the interest rate specified in the contract exceeds the agreed upon strike price. During the second quarter of 2013, the Company purchased two interest rate caps effective in September 2013 to replace interest rate swaps designated as cash flow hedges that matured in September 2013. As of September 30, 2013, the Company had two interest rate swaps and four interest rate caps with an aggregate notional amount of $225 million that were designated as cash flow hedges of interest rate risk.

The table below provides details on each of these cash flow hedges as of September 30, 2013:

	September 30, 2013
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2016	50,000	(2,269)
October 2016	25,000	(1,175)
Total Interest Rate Swaps	75,000	(3,444)
Interest Rate Caps:
September 2014	20,000	—
September 2014	40,000	—
September 2017	50,000	951
September 2017	40,000	787
Total Interest Rate Caps	150,000	1,738
Total Cash Flow Hedges	$225,000	$(1,706)
Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the nine months ended September 30, 2013 or September 30, 2012. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Unrealized loss at beginning of period	$(5,030)	$(9,901)	$(8,673)	$(11,633)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	1,507	1,471	4,629	4,324
Amount of loss recognized in other comprehensive income	(859)	(1,764)	(338)	(2,885)
Unrealized loss at end of period	$(4,382)	$(10,194)	$(4,382)	$(10,194)
As of September 30, 2013, the Company estimates that during the next twelve months, $2.0 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2013, the Company has three interest rate swaps with an aggregate notional amount of 6.3 million that were designated as fair value hedges associated with fixed rate commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company did not recognize any net gains related to hedge ineffectiveness during the current quarter and has recognized net gains of $9,000 in other income related to hedge ineffectiveness for the nine months ended September 30, 2013. The Company also recognized net decreases in interest income of $10,000 and $17,000 for the respective three and nine month periods ended September 30, 2013 related to net settlements on the derivatives.

On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, in the three and nine month periods ended September 30, 2013 the Company recorded amortization of the basis in the previously hedged item as a reduction to interest income of $43,000 and $149,000, respectively.
The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of September 30, 2013 and 2012:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended September 30,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Three Months Ended September 30,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended September 30,
		2013	2012	2013	2012	2013	2012
Interest rate products	Other income	$(14)	$(229)	$14	$266	$—	$37

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Nine Months Ended September 30,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Nine Months Ended September 30,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Nine Months Ended September 30,
		2013	2012	2013	2012	2013	2012
Interest rate products	Other income	$42	$(432)	$(33)	$482	$9	$50
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2013, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $2.7 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from October 2013 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2013, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $653.1 million and interest rate lock commitments with an aggregate notional amount of approximately $323.3 million. Additionally, the Company’s total mortgage loans held-for-sale at September 30, 2013 was $334.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of September 30, 2013 the Company held foreign currency derivatives with an aggregate notional amount of approximately $2.6 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2013, December 31, 2012 or September 30, 2012.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. The Company entered into three interest rate cap derivative contracts in the second quarter of 2012 (one of which was initially designated as a fair value hedge), one interest rate cap derivative contract in the third quarter of 2012, two interest rate cap derivative contracts in the first quarter of 2013 and one interest rate cap derivative contract in the second quarter of 2013 (see summary earlier in the footnote). As of September 30, 2013, the seven interest rate cap derivative contracts, which are not designated in hedge relationships, have an aggregate notional value of $880.0 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended		Nine Months Ended
(Dollars in thousands)		September 30,		September 30,
Derivative	Location in income statement	2013	2012	2013	2012
Interest rate swaps and caps	Other income	$(1,738)	$(1,025)	$1,182	$(1,822)
Mortgage banking derivatives	Mortgage banking revenue	(6,644)	(295)	4,352	2,068
Covered call options	Fees from covered call options	285	2,083	2,917	8,320
Foreign exchange contracts	Other income	33	2	(34)	59
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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2013 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $31.7 million.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012	September 30, 2013	December 31, 2012	September 30, 2012
Gross Amounts Recognized	$41,945	$47,546	$50,349	$38,804	$53,755	$58,008
Less: Amounts offset in the Statements of Financial Condition	$—	$—	$—	$—	$—	$—
Net amount presented in the Statements of Financial Condition	$41,945	$47,546	$50,349	$38,804	$53,755	$58,008
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(6,362)	(339)	(258)	(6,362)	(339)	(258)
Securities Collateral Posted (1)	—	—	—	(28,620)	(46,811)	(48,735)
Cash Collateral Posted	—	—	—	—	(6,605)	(7,138)
Net Credit Exposure	$35,583	$47,207	$50,091	$3,822	$—	$1,877

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
At September 30, 2013, the Company classified $32.7 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the third quarter of 2013, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2013 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At September 30, 2013, the Company held $20.4 million of other equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At September 30, 2013, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.83%-2.71% with an average of 2.28% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—Mortgage loans originated by Wintrust Mortgage, a division of Barrington Bank ("Wintrust Mortgage"), are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At September 30, 2013, the Company classified $8.6 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at September 30, 2013 was 10.17% with discount rates applied ranging from 10.0%-13.5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 11%-17% or a weighted average prepayment speed of 13.55% used as an input to value the pool of mortgage servicing rights at September 30, 2013. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
Derivative instruments—The Company’s derivative instruments include interest rate swaps and caps, commitments to fund mortgages for sale into the secondary market (interest rate locks), forward commitments to end investors for the sale of mortgage loans and foreign currency contracts. Interest rate swaps and caps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are corroborated by comparison with valuations provided by the respective counterparties. The fair value for mortgage derivatives is based on changes in mortgage rates from the date of the commitments. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election in the first quarter of 2012 to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$210,902	$—	$210,902	$—
U.S. Government agencies	912,689	—	912,689	—
Municipal	150,647	—	117,959	32,688
Corporate notes and other	139,181	—	139,181	—
Mortgage-backed	319,193	—	319,193	—
Equity securities	49,271	—	28,829	20,442
Trading account securities	259	—	259	—
Mortgage loans held-for-sale	329,186	—	329,186	—
Mortgage servicing rights	8,608	—	—	8,608
Nonqualified deferred compensations assets	6,801	—	6,801	—
Derivative assets	57,573	—	57,573	—
Total	$2,184,310	$—	$2,122,572	$61,738
Derivative liabilities	$49,300	$—	$49,300	$—

	December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$219,487	$—	$219,487	$—
U.S. Government agencies	990,039	—	990,039	—
Municipal	110,471	—	79,701	30,770
Corporate notes and other	154,806	—	154,806	—
Mortgage-backed	271,574	—	271,574	—
Equity securities	49,699	—	27,530	22,169
Trading account securities	583	—	583	—
Mortgage loans held-for-sale	385,033	—	385,033	—
Mortgage servicing rights	6,750	—	—	6,750
Nonqualified deferred compensations assets	5,532	—	5,532	—
Derivative assets	53,906	—	53,906	—
Total	$2,247,880	$—	$2,188,191	$59,689
Derivative liabilities	$57,751	$—	$57,751	$—

	September 30, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$25,256	$—	$25,256	$—
U.S. Government agencies	628,184	—	628,184	—
Municipal	99,384	—	63,629	35,755
Corporate notes and other	156,989	—	156,989	—
Mortgage-backed	306,238	—	306,238	—
Equity securities	40,717	—	18,462	22,255
Trading account securities	635	—	635	—
Mortgage loans held-for-sale	548,300	—	548,300	—
Mortgage servicing rights	6,276	—	—	6,276
Nonqualified deferred compensations assets	5,438	—	5,438	—
Derivative assets	65,990	—	65,990	—
Total	$1,883,407	$—	$1,819,121	$64,286
Derivative liabilities	$79,977	$—	$79,977	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2013, December 31, 2012 and September 30, 2012 for mortgage loans held-for-sale measured at fair value under ASC 825 was $310.3 million, $379.5 million and $537.2 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $329.2 million, $385.0 million and $548.3 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of September 30, 2013, December 31, 2012 and September 30, 2012.
The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at June 30, 2013	$32,432	$22,428	$8,636
Total net gains (losses) included in:
Net loss (1)	—	—	(28)
Other comprehensive loss	(2)	(1,986)	—
Purchases	6,225	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(5,967)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2013	$32,688	$20,442	$8,608

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2013	$30,770	$22,169	$6,750
Total net gains (losses) included in:
Net income (1)	—	—	1,858
Other comprehensive loss	(316)	(1,727)	—
Purchases	8,572	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(6,338)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2013	$32,688	$20,442	$8,608

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at June 30, 2012	$25,537	$20,218	$6,647
Total net gains (losses) included in:
Net loss (1)	—	—	(371)
Other comprehensive income	14	2,037	—
Purchases	10,204	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2012	$35,755	$22,255	$6,276

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2012	$24,211	$18,971	$6,700
Total net gains (losses) included in:
Net loss (1)	—	—	(424)
Other comprehensive income	50	3,284	—
Purchases	14,044	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(148)	—	—
Net transfers out of Level 3 (2)	(2,402)	—	—
Balance at September 30, 2012	$35,755	$22,255	$6,276

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)
During the first quarter of 2012, one municipal security was transferred out of Level 3 into Level 2 as observable market information was available that market participants would use in pricing these securities. Transfers out of Level 3 are recognized at the end of the reporting period.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2013.

	September 30, 2013				Three Months Ended September 30, 2013 Fair Value Losses Recognized	Nine Months Ended September 30, 2013 Fair Value Losses Recognized
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$97,093	$—	$—	$97,093	$8,380	$24,430
Other real estate owned, including covered other real estate owned (1)	142,287	—	—	142,287	2,269	8,403
Mortgage loans held-for-sale, at lower of cost or market	5,159	—	5,159	—	—	—
Total	$244,539	$—	$5,159	$239,380	$10,649	$32,833

(1)	Fair value losses recognized on other real estate owned include valuation adjustments and charge-offs during the respective period.

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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At September 30, 2013, the Company had $176.3 million of impaired loans classified as Level 3. Of the $176.3 million of impaired loans, $97.1 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $79.2 million were valued based on discounted cash flows in accordance with ASC 310.
Other real estate owned (including covered other real estate owned)—Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. Fair value is generally based on third party appraisals and internal estimates and is therefore considered a Level 3 valuation.
The Company’s Managed Assets and Purchased Assets Divisions are primarily responsible for the valuation of Level 3 measurements for non-covered other real estate owned and covered other real estate owned, respectively. At September 30, 2013, the Company had $142.3 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The impairment adjustments applied to other real estate owned range from 0%-48% of the carrying value prior to impairment adjustments at September 30, 2013, with a weighted average input of 1.87%. An increased impairment adjustment applied to the carrying value results in a decreased valuation.
Mortgage loans held-for-sale, at lower of cost or market—Fair value is based on either quoted prices for the same or similar loans, or values obtained from third parties, or is estimated for portfolios of loans with similar financial characteristics and is therefore considered a Level 2 valuation.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2013 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$32,688	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Other Equity Securities	20,442	Discounted cash flows	Discount rate	1.83%-2.71%	2.28%	Decrease
Mortgage Servicing Rights	8,608	Discounted cash flows	Discount rate	10%-13.5%	10.17%	Decrease
			Constant prepayment rate (CPR)	11%-17%	13.55%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$97,093	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned, including covered other real estate owned	142,287	Appraisal value	Property specific impairment adjustment	0%-48%	1.87%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2013		At December 31, 2012		At September 30, 2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$330,637	$330,637	$315,028	$315,028	$212,814	$212,814
Interest bearing deposits with banks	681,834	681,834	1,035,743	1,035,743	934,430	934,430
Available-for-sale securities	1,781,883	1,781,883	1,796,076	1,796,076	1,256,768	1,256,768
Trading account securities	259	259	583	583	635	635
Brokerage customer receivables	29,253	29,253	24,864	24,864	30,633	30,633
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	76,755	76,755	79,564	79,564	80,687	80,687
Mortgage loans held-for-sale, at fair value	329,186	329,186	385,033	385,033	548,300	548,300
Mortgage loans held-for-sale, at lower of cost or market	5,159	5,218	27,167	27,568	21,685	22,042
Total loans	12,997,027	13,576,959	12,389,030	13,053,101	12,147,425	12,835,354
Mortgage servicing rights	8,608	8,608	6,750	6,750	6,276	6,276
Nonqualified deferred compensation assets	6,801	6,801	5,532	5,532	5,438	5,438
Derivative assets	57,573	57,573	53,906	53,906	65,990	65,990
FDIC indemnification asset	100,313	100,313	208,160	208,160	238,305	238,305
Accrued interest receivable and other	165,209	165,209	157,157	157,157	157,923	157,923
Total financial assets	$16,570,497	$17,150,488	$16,484,593	$17,149,065	$15,707,309	$16,395,595
Financial Liabilities
Non-maturity deposits	$10,386,493	10,386,493	$9,447,633	$9,447,633	$8,736,432	$8,736,432
Deposits with stated maturities	4,260,953	4,272,459	4,980,911	5,013,757	5,111,533	5,149,824
Notes payable	1,546	1,546	2,093	2,093	2,275	2,275
Federal Home Loan Bank advances	387,852	393,602	414,122	425,431	414,211	427,006
Subordinated notes	10,000	10,000	15,000	15,000	15,000	15,000
Other borrowings	246,870	246,870	274,411	274,411	377,229	377,229
Junior subordinated debentures	249,493	250,751	249,493	250,428	249,493	250,385
Derivative liabilities	49,300	49,300	57,751	57,751	79,977	79,977
Accrued interest payable and other	7,758	7,758	11,589	11,589	11,133	11,133
Total financial liabilities	$15,600,265	$15,618,779	$15,453,003	$15,498,093	$14,997,283	$15,049,261

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
(16) Stock-Based Compensation Plans

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company's shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company's shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of September 30, 2013, assuming all performance-based shares will be issued at the maximum levels, 695,363 shares were available for future grants. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

The Long-Term Incentive Program (“LTIP”), which is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity, is administered under the 2007 Plan. LTIP grants to date have consisted of time vested nonqualified stock options and performance-based stock and cash awards. The first grant of these awards was made in August 2011 and subsequent grants were made in 2012 and 2013. It is anticipated that LTIP awards will be granted annually, generally in January. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period with overlapping performance periods starting at the beginning of each calendar year. The actual payouts of performance-based awards will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target award.
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
The following table presents the weighted average assumptions used to determine the fair value of options granted in the nine month periods ending September 30, 2013 and 2012.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2012
Expected dividend yield	0.5%	0.6%
Expected volatility	59.1%	62.6%
Risk-free rate	0.7%	0.7%
Expected option life (in years)	4.5	4.5

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
Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.0 million and $2.6 million in the third quarters of 2013 and 2012, respectively, and $6.5 million and $7.2 million for the 2013 and 2012 year-to-date periods, respectively.
A summary of the Plans' stock option activity for the nine months ended September 30, 2013 and September 30, 2012 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2013	1,745,427	$42.31
Granted	235,002	37.97
Exercised	(78,184)	28.50
Forfeited or canceled	(45,818)	45.18
Outstanding at September 30, 2013	1,856,427	$42.27	2.4	$6,786
Exercisable at September 30, 2013	1,845,560	$42.32	2.4	$6,710

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2012	2,064,534	$38.83
Granted	250,997	31.16
Exercised	(421,426)	20.27
Forfeited or canceled	(50,235)	36.42
Outstanding at September 30, 2012	1,843,870	$42.09	3.2	$5,029
Exercisable at September 30, 2012	1,840,731	$42.11	3.2	$5,010

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2013 and September 30, 2012 was $17.49 and $14.55, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012, was $777,000 and $4.9 million, respectively.

A summary of the Plans' restricted share and performance-based stock award activity for the nine months ended September 30, 2013 and September 30, 2012 is presented below:

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	314,226	$37.99	336,709	$38.29
Granted	10,617	40.86	109,557	32.31
Vested and issued	(135,767)	31.97	(123,629)	34.46
Forfeited	(1,236)	35.02	(1,353)	30.99
Outstanding at September 30	187,840	$42.51	321,284	$37.76
Vested, but not issuable at September 30	85,000	$51.88	85,320	$51.80

Performance-based Shares
Outstanding at January 1	153,915	$31.78	72,158	$33.25
Granted	105,825	37.87	119,476	31.10
Vested and issued	—	—	—	—
Net change due to estimated performance	(21,249)	36.05	19,651	30.55
Forfeited	(6,115)	34.29	(3,897)	32.07
Outstanding at September 30	232,376	$34.10	207,388	$31.78

The number of performance-based shares granted is reflected in the above table at the 100% target performance level. The actual performance-based award payouts will vary based on the achievement of the pre-established goals and can range from 0% to 200% of the target award. The outstanding number of performance-based shares reflected in the table represents the number of shares expected to be awarded based on management's current assessment of the achievement of the goals. At September 30, 2013, the maximum number of performance-based shares that could be issued based on the grants made to date is approximately 625,000 shares.
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
Series A Preferred Stock
In August 2008, the Company issued and sold 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) for $50 million in a private transaction. Dividends on the Series A Preferred Stock were paid quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock was convertible into common stock at the option of the holder at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. On July 19, 2013, pursuant to such terms, the holder of the Series A Preferred Stock elected to convert all 50,000 shares of the Series A Preferred Stock into 1,944,000 shares of the Company's common stock, no par value.
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
Common Stock Warrant
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury, a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. At September 30, 2013, the warrant to purchase 1,643,295 shares remains outstanding.
The Company previously issued other warrants to acquire common stock. These warrants entitled the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Of the 19,000 warrants previously outstanding, 18,000 were exercised in March 2012 and 1,000 were exercised in February 2013. As a result, there were no warrants outstanding at September 30, 2013.
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

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2013	$(41,213)	$(3,100)	$(4,891)	$(49,204)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	(1,460)	(518)	3,905	1,927
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(45)	908	—	863
Net other comprehensive income (loss) during the period, net of tax	$(1,505)	$390	$3,905	$2,790
Balance at September 30, 2013	$(42,718)	$(2,710)	$(986)	$(46,414)

Balance at January 1, 2013	$6,710	$(5,292)	$6,293	$7,711
Other comprehensive income (loss) during the period, net of tax, before reclassifications	(49,231)	(206)	(7,279)	(56,716)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(197)	2,788	—	2,591
Net other comprehensive income (loss) during the period, net of tax	$(49,428)	$2,582	$(7,279)	$(54,125)
Balance at September 30, 2013	$(42,718)	$(2,710)	$(986)	$(46,414)

Balance at July 1, 2012	$5,907	$(6,037)	$2,101	$1,971
Other comprehensive income (loss) during the period, net of tax, before reclassifications	2,358	(1,055)	5,897	7,200
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(247)	881	—	634
Net other comprehensive income (loss) during the period, net of tax	$2,111	$(174)	$5,897	$7,834
Balance at September 30, 2012	$8,018	$(6,211)	$7,998	$9,805

Balance at January 1, 2012	$4,204	$(7,082)	$—	$(2,878)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	5,214	(1,718)	7,998	11,494
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(1,400)	2,589	—	1,189
Net other comprehensive income (loss) during the period, net of tax	$3,814	$871	$7,998	$12,683
Balance at September 30, 2012	$8,018	$(6,211)	$7,998	$9,805

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of	Three Months Ended September 30,		Nine Months Ended September 30,		Impacted Line on the
Accumulated Other Comprehensive Income	2013	2012	2013	2012	Consolidated Statements of Income
Accumulated unrealized losses on securities
Gains included in net income	$75	$409	$328	$2,334	Gains on available-for-sale securities, net
	75	409	328	2,334	Income before taxes
Tax effect	$(30)	$(162)	$(131)	$(934)	Income tax expense
Net of tax	$45	$247	$197	$1,400	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$1,507	$1,471	$4,629	$4,324	Interest on junior subordinated debentures
	(1,507)	(1,471)	(4,629)	(4,324)	Loss before taxes
Tax effect	$599	$590	$1,841	$1,735	Income tax benefit
Net of tax	$(908)	$(881)	$(2,788)	$(2,589)	Net loss
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)		2013	2012	2013	2012
Net income		$35,563	$32,302	$101,922	$81,107
Less: Preferred stock dividends and discount accretion		1,581	2,616	6,814	6,477
Net income applicable to common shares—Basic	(A)	33,982	29,686	95,108	74,630
Add: Dividends on convertible preferred stock, if dilutive		1,581	2,581	6,744	6,374
Net income applicable to common shares—Diluted	(B)	35,563	32,267	101,852	81,004
Weighted average common shares outstanding	(C)	39,331	36,381	37,939	36,305
Effect of dilutive potential common shares
Common stock equivalents		7,346	7,275	7,263	7,159
Convertible preferred stock, if dilutive		3,477	5,020	4,500	4,133
Total dilutive potential common shares		10,823	12,295	11,763	11,292
Weighted average common shares and effect of dilutive potential common shares	(D)	50,154	48,676	49,702	47,597
Net income per common share:
Basic	(A/C)	$0.86	$0.82	$2.51	$2.06
Diluted	(B/D)	$0.71	$0.66	$2.05	$1.70
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

(18) Subsequent Events
On October 1, 2013, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of Surety of Sherman Oaks, California. Surety has five offices located in southern California, which originated approximately $1.0 billion in the twelve months prior to the acquisition date.

On October 18, 2013, the Company completed its previously announced acquisition of Diamond. Diamond is the parent company of Diamond Bank, FSB, which operated four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. Through this transaction, subject to final adjustments, the Company acquired approximately $169 million in assets and approximately $140 million in deposits. The aggregate purchase price was approximately $3 million. In the merger, outstanding shares of Diamond common stock were converted into cash. Following the acquisition, Diamond was merged into the Company's wholly-owned subsidiary, North Shore Community Bank & Trust Company ("North Shore").

On October 25, 2013, the Company entered into a Sixth Amendment Agreement (the “Sixth Amendment”) to the Agreement dated as of October 30, 2009 among the Company and unaffiliated banks. The Sixth Amendment extended the maturity date of the Agreement to November 24, 2013.

On November 7, 2013, the Company entered into a Seventh Amendment Agreement, (the "Seventh Amendment") to the Agreement. The revolving commitment under the Agreement remained at a total revolving commitment of all lenders under the Agreement of $100.0 million and matures on November 6, 2014. Pursuant to the Seventh Amendment, borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the greater of (1) 350 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the LIBOR rate for the applicable period plus 250 basis points (the “Eurodollar Rate”) and (2) 350 basis points. A commitment fee is payable quarterly equal to 0.375% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.

As of the date hereof, the Company has no outstanding balance under the revolving credit facility. Additionally on November 7, 2013 the Company repaid and terminated its $1.0 million term facility with an unaffiliated bank and repaid the remaining $10.0 million outstanding under its subordinated note agreement.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of September 30, 2013 compared with December 31, 2012 and September 30, 2012, and the results of operations for the three and nine month periods ended September 30, 2013 and 2012, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2012 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
Third Quarter Highlights
The Company recorded net income of $35.6 million for the third quarter of 2013 compared to $32.3 million in the third quarter of 2012. The results for the third quarter of 2013 demonstrate continued operating strengths as net income increased, loans outstanding increased and our deposit funding base mix continued its beneficial shift toward an aggregate lower cost of funds. The quarter was also highlighted by increased net interest margin, stable non-performing asset levels and the announcement of the acquisition of Diamond Bancorp. Additionally, the Company recently announced the acquisition of certain assets and liabilities of Surety Financial Services. For more information, see “Overview—Recent Acquisition Transactions.”
The Company increased its loan portfolio, excluding covered loans and loans held for sale, from $11.5 billion at September 30, 2012 and $11.8 billion at December 31, 2012, to $12.6 billion at September 30, 2013. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative, growth in the premium finance receivables – commercial portfolio as well as acquisition transactions. The Company continues to make new loans, including in the commercial and commercial real-estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the third quarter of 2013, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company continues to benefit from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2013, the Company had approximately $1.0 billion in overnight liquid funds and interest-bearing deposits with banks.
The Company recorded net interest income of $141.8 million in the third quarter of 2013 compared to $132.6 million in the third quarter of 2012. The higher level of net interest income recorded in the third quarter of 2013 compared to the third quarter of 2012 resulted primarily from a $723.1 million increase in the balance of total average earning assets and a 21 basis point decline in the rate paid on average interest bearing liabilities as a result of the positive re-pricing of retail interest-bearing deposits along with a more favorable deposit mix. The increase in average earning assets was partially offset by a 13 basis point decline in the yield on earning assets, creating an increase in total interest income of $3.0 million in the third quarter of 2013 compared to the third quarter of 2012. The increase in interest income of $3.0 million, combined with a reduction of interest expense of $6.2 million, resulted in a $9.2 million increase in net interest income.
Non-interest income totaled $54.7 million in the third quarter of 2013 a decrease of $8.3 million, or 13%, compared to the third quarter of 2012. The decrease in the third quarter of 2013 compared to the third quarter of 2012 was primarily attributable to bargain purchase gains recorded in the prior year quarter, lower mortgage banking revenues and a decrease in fees from covered call options, partially offset by higher wealth management revenues, increased FDIC indemnification asset accretion and foreign currency remeasurement gains. Mortgage banking revenue decreased $5.4 million when compared to the third quarter of 2012. The decrease in mortgage banking revenue in the current quarter as compared to the third quarter of 2012 resulted primarily from decreased loan originations due to the impact of higher rates on refinancing activity as well as competitive pricing pressure. Loans sold to the secondary market were $940.8 million in the third quarter of 2013 compared to $1.1 billion in the third quarter of 2012 (see “Non-Interest Income” section later in this document for further detail). The increase in the FDIC indemnification asset accretion in the current quarter as compared to the third quarter of 2012 reflects a benefit arising from adjusting certain factors, primarily from an evaluation of our cumulative service costs, which in turn reduced our projected clawback liability.
Non-interest expense totaled $127.2 million in the third quarter of 2013, increasing $2.7 million, or 2%, compared to the third quarter of 2012. The increase compared to the third quarter of 2012 was primarily attributable to higher salary and benefit costs and increased occupancy, data processing and equipment expenses, partially offset by a decrease in OREO expenses and professional fees. Salaries and employee benefits expense increased primarily as a result of a $2.6 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows and a $743,000 increase in employee benefits partially offset by a $632,000 decrease in bonus and commissions primarily attributable to the decrease in variable pay based revenue and the Company’s long-term incentive program,
The Current Economic Environment
The economic environment in the third quarter of 2013 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. While management believes interest rates will rebound over time, the Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.
Net Interest Income
The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing. Non-interest bearing deposits as a percentage of total deposits was 18% in the third quarter of 2013 as compared to 16% in third quarter of 2012. In the current quarter the Company was able to increase its net interest margin primarily due to a decrease in the rates on interest-bearing liabilities and a shift in earning assets to higher yielding loans. As a result of the growth in earning assets, increase in net interest margin and improvement in deposit mix the Company increased its net interest income by $9.2 million in the third quarter of 2013 compared to the third quarter of 2012.
The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to enhance the overall return on its securities to compensate for net interest margin compression. Although the Company wrote fewer options in the third quarter of 2013 as compared to previous quarters, the Company recognized $285,000 in fees on covered call options. In accordance with accounting guidance, these fees are not recorded as a component of net interest income, however the fee contribution is considered by the Company to be an additional return on the investment portfolio.
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
Non-Interest Income
In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of September 30, 2013, the Company held seven interest rate cap derivatives with a total notional value of $880.0 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In the third quarter of 2013, volatility in interest rates resulted in decreased cap valuations as compared to the prior quarter. The Company recognized $1.7 million in trading losses in the third quarter of 2013 related to the mark to market of these interest rate caps.
The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $25.7 million in the third quarter of 2013, representing 13% of total net revenue. Mortgage banking revenue is comprised of gains on originations for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. In the third quarter of 2013, approximately 71% of originations were mortgages associated with new home purchases while 29% of originations were related to refinancing of mortgages. As the housing market and economy have improved, a higher percentage of originations have been attributed to new home purchases.
The Company recently announced the acquisition of certain assets and liabilities of Surety Financial Services. Management believes that the addition of Surety will allow the Company to take advantage of an improving home purchase market as the refinance market softens. As a result, we anticipate that any decline in originations from our existing mortgage banking business in the fourth quarter of 2013 will be partially offset by origination activity added from the Surety acquisition.

Non-Interest Expense
Management believes expense management is important amid the low interest rate environment and increased competition to enhance profitability. Cost control and an efficient infrastructure should position the Company appropriately as it continues its growth strategy. Management continues to be disciplined in its approach to growth and will leverage the Company's existing expense infrastructure to expand its presence in existing and complimentary markets. Management believes that its recent acquisitions have provided operating capacity for balance sheet growth without a commensurate increase in operating expenses which should provide improvement in its overhead ratio, holding all else equal.
Potentially impacting the cost control strategies discussed above, the Company anticipates increased costs resulting from the changing regulatory environment in which we operate. We have already experienced increases in compliance-related costs and we expect that compliance with the Dodd-Frank Act and its implementing regulations will require us to invest significant additional management attention and resources.

Credit Quality
The Company’s credit quality metrics remained stable in the third quarter of 2013, including improvements in the ratios of non-performing assets to total assets and non-performing loans to total loans, excluding covered loans, compared to December 31, 2012 and September 30, 2012. The Company has continued to address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality.
In particular:

•
The Company’s provision for credit losses, excluding covered loans, in the third quarter of 2013 totaled $11.6 million, a decrease of $6.6 million when compared to the third quarter of 2012. Net charge-offs decreased to $11.3 million in the third quarter of 2013 (of which $6.7 million related to commercial real-estate loans) compared to $17.9 million for the same period in 2012 (of which $11.6 million related to commercial real-estate loans).

•
The Company’s allowance for loan losses, excluding covered loans, totaled $107.2 million at September 30, 2013, reflecting a decrease of $5.1 million, or 5%, when compared to the same period in 2012 and a slight decrease of $163,000, when compared to December 31, 2012. At September 30, 2013, approximately $50.8 million, or 47%, of the allowance for loan losses, excluding covered loans was associated with commercial real-estate loans and another $28.2 million, or 26%, was associated with commercial loans.

•
The Company has significant exposure to commercial real-estate. At September 30, 2013, $4.1 billion, or 33%, of our loan portfolio, excluding covered loans, was commercial real-estate, with approximately 93% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. As of September 30, 2013, the commercial real-estate loan portfolio was comprised of $295.7 million related to land, residential and commercial construction, $634.5 million related to office buildings, $612.2 million related to retail, $625.0 million related to industrial use, $550.6 million related to multi-family and $1.4 billion related to mixed use and other use types. In analyzing the commercial real-estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of September 30, 2013, the Company had approximately $56.1 million of non-performing commercial real-estate loans representing approximately 1.4% of the total commercial real-estate loan portfolio. $17.2 million, or 31%, of the total non-performing commercial real-estate loan portfolio related to the land, residential and commercial construction sector.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $123.3 million (of which $56.1 million, or 46%, was related to commercial real-estate) at September 30, 2013, an increase of approximately $5.2 million and $5.4 million compared to December 31, 2012 and September 30, 2012, respectively. However, the ratio of non-performing loans to total loans, excluding covered loans improved to 98 basis points in the current quarter as compared to 100 basis points and 103 basis points at December 31, 2012 and September 30, 2012, respectively.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased to $55.3 million during the third quarter of 2013, compared to $62.9 million at December 31, 2012 and $67.4 million at

September 30, 2012. The decrease in other real estate owned in the third quarter of 2013 compared to the prior periods is primarily a result of disposals. The $55.3 million of other real estate owned as of September 30, 2013 was comprised of $4.6 million of residential real-estate development property, $44.3 million of commercial real-estate property and $6.4 million of residential real-estate property.
During the quarter, Management continued its strategic efforts to resolve problem loans through liquidation rather than retention of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $142.1 million as of September 30, 2013, decreasing $9.9 million compared to the balance of $152.0 million as of December 31, 2012 and decreasing $7.6 million compared to the balance of $149.7 million as of September 30, 2012. Fluctuations from period to period in loans that are past due 30 days or more and still accruing interest are primarily the result of timing of payments for loans with near term delinquencies (i.e. 30-89 days past-due).
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. At September 30, 2013, the Company had a $4.0 million estimated liability on loans expected to be repurchased from loans sold to investors compared to a $4.3 million liability and a $3.2 million liability for similar items as of December 31, 2012 and September 30, 2012, respectively. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
In addition, during the third quarter of 2013, the Company modified $4.0 million of loans in troubled debt restructurings, by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At September 30, 2013, approximately $115.0 million in loans had terms modified in TDRs, with $79.2 million of these TDRs in accruing status.
Trends in Our Three Operating Segments During the Third Quarter
Community Banking
Net interest income. Net interest income for the community banking segment totaled $133.4 million for the third quarter of 2013 compared to $127.5 million for the second quarter of 2013 and $124.7 million for the third quarter of 2012. The increase in net interest income in the third quarter of 2013 compared to the second quarter of 2013 is primarily attributable to one additional day in the current quarter, growth in earning assets and a five basis point decrease on the rate paid on interest-bearing liabilities. The increase in net interest income in the current quarter compared to the third quarter of 2012 is attributable to growth in earning assets, including those obtained in acquisitions, as well as the ability to price interest-bearing deposits at lower rates.
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
Level of non-performing loans and other real estate owned. Given the economic conditions, problem loan expenses have been at elevated levels in recent years. Non-performing loans increased in the third quarter of 2013 as compared to the second quarter of 2013 and the third quarter of 2012. The Company remains committed to the timely resolution of non-performing loans. Other real estate owned decreased due to dispositions in the current quarter as compared to the second quarter of 2013 and the third quarter of 2012.
Mortgage banking revenue. Mortgage banking revenue decreased $6.1 million when compared to the second quarter of 2013 and decreased $5.4 million when compared to the third quarter of 2012. The decrease in the current quarter as compared to the second quarter of 2013 and the third quarter of 2012 resulted primarily from decreased loan originations due to the impact of higher rates on refinancing activity as well as competitive pricing pressure.
For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Specialty Finance
Financing of Commercial Insurance Premiums. FIFC originated approximately $1.1 billion of commercial insurance premium finance loans in the U.S. in the third quarter of 2013, relatively unchanged as compared to U.S. commercial insurance premium finance loan originated in the second quarter of 2013 and up from originations of $936.2 million in the third quarter of 2012. The Company acquired a Canadian insurance premium funding company in the second quarter of 2012. In the third quarter of 2013, the Canadian insurance premium funding company originated approximately $170.4 million in commercial insurance premium finance loans as compared to $173.6 million in second quarter of 2013 and $173.3 million in the third quarter of 2012. For more information on this acquisition, see “Overview—Recent Acquisition Transactions.”
Financing of Life Insurance Premiums. FIFC originated approximately $97.4 million in life insurance premium finance loans in the third quarter of 2013 compared to $136.3 million in the second quarter of 2013, and compared to $79.9 million in the third quarter of 2012. The decrease in originations in the third quarter of 2013 from the second quarter of 2013 can be attributed to seasonality. The increase in originations in the third quarter of 2013 compared to the third quarter of 2012 was a result of higher renewal volume in the current year coupled with higher average loan sizes on new business originations.
For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Wealth Management Activities
The wealth management segment recorded higher non-interest income in the third quarter of 2013 compared to the second quarter of 2013 and the third quarter of 2012 mostly attributable to growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. For more information on the trust operation acquisition, see “Overview—Recent Acquisition Transactions.”
For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management Activities” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Recent Acquisition Transactions
FDIC-Assisted Transactions
On September 28, 2012, the Company’s wholly-owned subsidiary Old Plank Trail Bank acquired certain assets and liabilities and the banking operations of First United Bank in an FDIC-assisted transaction. First United Bank operated four locations in Illinois; one in Crete, two in Frankfort and one in Steger, as well as one location in St. John, Indiana and had approximately $328.4 million in total assets and $316.9 million in total deposits as of the acquisition date. Old Plank Trail Bank acquired substantially all of First United Bank's assets at a discount of approximately 9.3% and assumed all of the non-brokered deposits at a premium of 0.60%. In connection with the acquisition, Old Plank Trail Bank entered into a loss sharing agreement with the FDIC whereby Old Plank Trail Bank will share in losses with the FDIC on certain loans and foreclosed real estate at First United Bank.

On July 20, 2012, the Company’s wholly-owned subsidiary Hinsdale Bank assumed the deposits and banking operations of Second Federal in an FDIC-assisted transaction. Second Federal operated three locations in Illinois; two in Chicago (Brighton Park and Little Village neighborhoods) and one in Cicero, and had $169.1 million in total deposits as of the acquisition date. Hinsdale Bank assumed substantially all of Second Federal's non-brokered deposits at a premium of $100,000. The Company subsequently divested the deposits and banking operations of Second Federal. See "Divestiture of Previous FDIC-Assisted Acquisition" below for more information.

On February 10, 2012, the Company announced that its wholly-owned subsidiary bank Barrington Bank acquired certain assets and liabilities and the banking operations of Charter National in an FDIC-assisted transaction. Charter National operated two locations: one in Hoffman Estates and one in Hanover Park and had approximately $92.4 million in total assets and $90.1 million in total deposits as of the acquisition date. Barrington Bank acquired substantially all of Charter National’s assets at a discount of approximately 4.1% and assumed all of the non-brokered deposits at no premium. In connection with the acquisition, Barrington Bank entered into a loss sharing agreement with the FDIC whereby Barrington Bank will share in losses with the FDIC on certain loans and foreclosed real estate at Charter National.
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
Other Completed Transactions
Acquisition of First Lansing Bancorp, Inc.
On May 1, 2013, the Company completed its acquisition of First Lansing Bancorp, Inc. FLB was the parent company of First National Bank of Illinois, which operated seven banking locations in the south and southwest suburbs of Chicago, Illinois as well as one location in northwest Indiana. As part of this transaction, FNBI was merged into Old Plank Trail Bank. FLB had approximately $372 million in assets and $330 million in deposits as of the acquisition date, prior to purchase accounting adjustments. The Company recorded goodwill of $14.0 million on the acquisition.
Acquisition of HPK Financial Corporation
On December 12, 2012, the Company completed its acquisition of HPK Financial Corporation.  HPK was the parent company of Hyde Park Bank & Trust Company, an Illinois state bank, which operated two banking locations in the Hyde Park neighborhood of Chicago, Illinois.  As part of the transaction, Hyde Park Bank merged into the Company's wholly-owned subsidiary bank, Beverly Bank & Trust Company, N.A., and the two acquired banking locations are operating as branches of Beverly Bank under the brand name Hyde Park Bank. HPK had approximately $358 million in assets and $243 million in deposits as of the acquisition date, prior to purchase accounting adjustments. The Company recorded goodwill of $12.6 million on the acquisition.
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
Acquisitions Completed After September 30, 2013
On October 18, 2013, the Company completed its previously announced acquisition of Diamond. Diamond was the parent company of Diamond Bank, FSB, which operated four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. Through this transaction, subject to final adjustments, the Company acquired approximately $169 million in assets and assumed approximately $140 million in deposits. The aggregate purchase price was approximately $3 million. In the merger, outstanding shares of Diamond common stock were converted into cash. Immediately after the acquisition, Diamond was merged into the Company's wholly-owned subsidiary, North Shore Community Bank & Trust Company.

On October 1, 2013, the Company announced that its subsidiary, Barrington Bank through its division Wintrust Mortgage, acquired certain assets and assumed certain liabilities of the mortgage banking business of Surety Financial Services of Sherman Oaks, California. Surety has five offices located in southern California which originated approximately $1.0 billion in the twelve months prior to the acquisition date.
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
Conversion of Preferred Stock
On August 26, 2008, the Company sold 50,000 shares of its Series A Preferred Stock to CIVC-WTFC LP ("CIVC"). The terms of the Series A Preferred Stock provided that holders of the Series A Preferred Stock may convert their shares into common stock at any time. On July 19, 2013, pursuant to such terms, the holder of the Company's Series A Preferred Stock elected to convert all 50,000 shares of the Series A Preferred Stock issued and outstanding into 1,944,000 shares of the Company's common stock, no par value, at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. No separate consideration was paid to the Company for the issuance of the shares of the Company’s common stock.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three and nine months ended September 30, 2013, as compared to the same periods last year, are shown below:

(Dollars in thousands, except per share data)	Three months ended September 30, 2013	Three months ended September 30, 2012	Percentage (%) or Basis Point (bp)Change
Net income	$35,563	$32,302	10%
Net income per common share—Diluted	0.71	0.66	8
Pre-tax adjusted earnings (2) (6)	69,920	69,436	1
Net revenue (1)	196,444	195,520	—
Net interest income	141,782	132,575	7
Net interest margin (2)	3.57%	3.50%	7 bp
Net overhead ratio (2) (3)	1.65	1.47	18
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.61	1.50	11
Efficiency ratio (2) (4)	64.60	63.67	93
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	64.00	63.31	69
Return on average assets	0.81	0.77	4
Return on average common equity	7.85	7.57	28
Return on average tangible common equity	10.06	9.78	28

(Dollars in thousands, except per share data)	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Percentage (%) or Basis Point (bp) Change
Net income	$101,922	$81,107	26%
Net income per common share—Diluted	2.05	1.70	21
Net revenue (1)	584,355	547,643	7
Net interest income	408,319	386,740	6
Pre-tax adjusted earnings (2) (6)	209,103	202,431	3
Net interest margin (2)	3.49%	3.52%	(3) bp
Net overhead ratio (2) (3)	1.54	1.63	(9)
Net overhead ratio, based on pre-tax adjusted earnings (2) (3)	1.54	1.51	3
Efficiency ratio (2) (4)	64.12	65.75	(163)
Efficiency ratio, based on pre-tax adjusted earnings (2) (4)	63.75	62.30	145
Return on average assets	0.79	0.67	12
Return on average common equity	7.57	6.53	104
Return on average tangible common equity	9.71	8.40	131
At end of period
Total assets	$17,682,548	$17,018,592	4%
Total loans, excluding loans held-for-sale, excluding covered loans	12,581,039	11,489,900	9
Total loans, including loans held-for-sale, excluding covered loans	12,915,384	12,059,885	7
Total deposits	14,647,446	13,847,965	6
Total shareholders’ equity	1,873,566	1,761,300	6
Tangible common equity ratio (TCE) (2)	7.9%	7.4%	50 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.7	8.4	30
Book value per common share (2)	$38.09	$37.25	2%
Tangible common book value per share (2)	29.89	28.93	3
Market price per common share	41.07	37.57	9
Excluding covered loans:
Allowance for credit losses to total loans (5)	0.86	1.09	(23) bp
Non-performing loans to total loans	0.98	1.03	(5) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands)	2013	2012	2013	2012
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$161,168	$158,201	$470,127	$470,378
Taxable-equivalent adjustment:
—Loans	241	148	616	417
—Liquidity management assets	361	352	1,060	1,014
—Other earning assets	7	1	12	7
Interest Income—FTE	$161,777	$158,702	$471,815	$471,816
(B) Interest Expense (GAAP)	19,386	25,626	61,808	83,638
Net interest income—FTE	142,391	133,076	410,007	388,178
(C) Net Interest Income (GAAP) (A minus B)	$141,782	$132,575	$408,319	$386,740
(D) Net interest margin (GAAP)	3.55%	3.49%	3.48%	3.51%
Net interest margin—FTE	3.57%	3.50%	3.49%	3.52%
(E) Efficiency ratio (GAAP)	64.80%	63.83%	64.30%	65.92%
Efficiency ratio—FTE	64.60%	63.67%	64.12%	65.75%
Efficiency ratio—Based on pre-tax adjusted earnings	64.00%	63.31%	63.75%	62.30%
(F) Net Overhead ratio (GAAP)	1.65%	1.47%	1.54%	1.63%
Net Overhead ratio—Based on pre-tax adjusted earnings	1.61%	1.50%	1.54%	1.51%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,873,566	$1,761,300
(G) Less: Preferred stock	(126,500)	(176,371)
Less: Intangible assets	(376,291)	(354,039)
(H) Total tangible common shareholders’ equity	$1,370,775	$1,230,890
Total assets	$17,682,548	$17,018,592
Less: Intangible assets	(376,291)	(354,039)
(I) Total tangible assets	$17,306,257	$16,664,553
Tangible common equity ratio (H/I)	7.9%	7.4%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.7%	8.4%
Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$58,082	$52,173	$166,618	$131,261
Add: Provision for credit losses	11,114	18,799	42,183	56,890
Add: OREO expense, net	2,499	3,808	3,163	16,834
Add: Recourse obligation on loans previously sold	(732)	—	(672)	—
Add: Covered loan collection expense	462	1,201	1,437	3,923
Add: Defeasance cost	—	—	—	996
Add: Seasonal payroll tax fluctuation	(1,112)	(1,121)	186	873
Add: FDIC indemnification asset (accretion) amortization	(1,209)	513	15	979
Add: (Gain) loss on foreign currency remeasurement	(203)	825	(148)	825
Add: Fees for termination of repurchase agreements	—	—	—	—
Less: Gain from investment partnerships	(561)	(718)	(2,181)	(2,178)
Less: Gain on bargain purchases, net	—	(6,633)	—	(7,418)
Less: Trading losses (gains), net	1,655	998	(1,170)	1,780
Less: Gains on available-for-sale securities, net	(75)	(409)	(328)	(2,334)
Pre-tax adjusted earnings	$69,920	$69,436	$209,103	$202,431
Calculation of book value per share
Total shareholders’ equity	$1,873,566	$1,761,300
Less: Preferred stock	(126,500)	(176,371)
(J) Total common equity	$1,747,066	$1,584,929
Actual common shares outstanding	39,731	36,411
Add: TEU conversion shares	6,133	6,133
(K) Common shares used for book value calculation	45,864	42,544
Book value per share (J/K)	$38.09	$37.25
Tangible common book value per share (H/K)	$29.89	$28.93
Calculation of return on average common equity
(L) Net income applicable to common shares	$33,982	$29,686	$95,108	$74,630
Total average shareholders' equity	1,853,122	1,736,740	1,843,633	1,665,874
Less: Average preferred stock	(136,278)	(176,349)	(162,904)	(140,304)
(M) Total average common shareholders' equity	1,716,844	1,560,391	1,680,729	1,525,570
Less: Average intangible assets	(376,667)	(352,779)	(371,697)	(338,486)
(N) Total average tangible common shareholders’ equity	1,340,177	1,207,612	1,309,032	1,187,084
Return on average common equity, annualized (L/M)	7.85%	7.57%	7.57%	6.53%
Return on average tangible common equity, annualized (L/N)	10.06%	9.78%	9.71%	8.40%

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
Net Income
Net income for the quarter ended September 30, 2013 totaled $35.6 million, an increase of $3.3 million, or 10%, compared to the third quarter of 2012. On a per share basis, net income for the third quarter of 2013 totaled $0.71 per diluted common share compared to $0.66 in the third quarter of 2012.
The most significant factors impacting net income for the third quarter of 2013 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets as well as reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base, lower provision for credit losses, and higher wealth management revenues due to an increased customer base and market appreciation. These improvements were partially offset by a decrease in bargain purchase gains, a reduction in mortgage banking revenue due to lower origination volumes, an increase in salary expense caused by the addition of employees from acquisitions, and a decrease in fees from covered call options. The return on average common equity for the third quarter of 2013 was 7.85%, compared to 7.57% for the prior year third quarter.

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
Quarter Ended September 30, 2013 compared to the Quarter Ended September 30, 2012
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2013 as compared to the third quarter of 2012 (linked quarters):

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,262,839	$10,504	1.84%	$2,565,151	$9,061	1.41%
Other earning assets (2) (3) (7)	27,426	221	3.19	31,142	222	2.83
Loans, net of unearned income (2) (4) (7)	13,113,138	142,085	4.30	11,922,450	137,022	4.57
Covered loans	435,961	8,967	8.16	597,518	12,397	8.25
Total earning assets (7)	$15,839,364	$161,777	4.05%	$15,116,261	$158,702	4.18%
Allowance for loan and covered loan losses	(126,164)			(138,740)
Cash and due from banks	209,539			185,435
Other assets	1,566,832			1,542,473
Total assets	$17,489,571			$16,705,429

Interest-bearing deposits	$11,817,636	$12,524	0.42%	$11,261,184	$16,794	0.59%
Federal Home Loan Bank advances	454,563	2,729	2.38	441,445	2,817	2.54
Notes payable and other borrowings	256,318	910	1.41	426,675	2,024	1.89
Secured borrowings—owed to securitization investors	—	—	—	176,904	795	1.79
Subordinated notes	10,000	40	1.57	15,000	67	1.75
Junior subordinated notes	249,493	3,183	4.99	249,493	3,129	4.91
Total interest-bearing liabilities	$12,788,010	$19,386	0.60%	$12,570,701	$25,626	0.81%
Non-interest bearing deposits	2,552,182			2,092,028
Other liabilities	296,257			305,960
Equity	1,853,122			1,736,740
Total liabilities and shareholders’ equity	$17,489,571			$16,705,429
Interest rate spread (5) (7)			3.45%			3.37%
Net free funds/contribution (6)	$3,051,354		0.12%	$2,545,560		0.13%
Net interest income/Net interest margin(7)		$142,391	3.57%		$133,076	3.50%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2013 and 2012 were $609,000 and $501,000, respectively.

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

The net interest margin in the third quarter of 2013 increased by seven basis points when compared to the third quarter of 2012. This increase resulted in primarily from a 21 basis point decline in the rate paid on total interest bearing liabilities. This was partially offset by a decrease of 13 basis points in total earning assets and a one basis point decline from the contribution of net free funds. The decline in the yield on average earning assets includes lower yields on our non-covered loan portfolio which was negatively impacted by competitive and economic pricing pressures. Additionally, the Company experienced lower yields on the covered loan portfolio. However, decreases in the rate on average interest-bearing liabilities primarily attributed to the positive repricing of retail interest-bearing deposits, more than offset the lower loan portfolio yields.

Quarter Ended September 30, 2013 compared to the Quarter Ended June 30, 2013
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2013 as compared to the second quarter of 2013 (sequential quarters):

	For the three months ended September 30, 2013			For the three months ended June 30, 2013
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,262,839	$10,504	1.84%	$2,560,118	$10,823	1.70%
Other earning assets (2) (3) (7)	27,426	221	3.19	25,775	201	3.13
Loans, net of unearned income (2) (4) (7)	13,113,138	142,085	4.30	12,546,676	137,139	4.38
Covered loans	435,961	8,967	8.16	491,603	9,068	7.40
Total earning assets (7)	$15,839,364	$161,777	4.05%	$15,624,172	$157,231	4.04%
Allowance for loan and covered loan losses	(126,164)			(126,455)
Cash and due from banks	209,539			225,712
Other assets	1,566,832			1,560,556
Total assets	$17,489,571			$17,283,985

Interest-bearing deposits	$11,817,636	$12,524	0.42%	$11,766,422	$13,675	0.47%
Federal Home Loan Bank advances	454,563	2,729	2.38	434,572	2,821	2.60
Notes payable and other borrowings	256,318	910	1.41	273,255	1,132	1.66
Subordinated notes	10,000	40	1.57	13,187	52	1.58
Junior subordinated notes	249,493	3,183	4.99	249,493	3,142	4.98
Total interest-bearing liabilities	$12,788,010	$19,386	0.60%	$12,736,929	$20,822	0.65%
Non-interest bearing deposits	2,552,182			2,379,315
Other liabilities	296,257			308,476
Equity	1,853,122			1,859,265
Total liabilities and shareholders’ equity	$17,489,571			$17,283,985
Interest rate spread (5) (7)			3.45%			3.39%
Net free funds/contribution (6)	$3,051,354		0.12%	$2,887,243		0.11%
Net interest income/Net interest margin (7)		$142,391	3.57%		$136,409	3.50%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2013 and June 30, 2013 were $609,000 and $585,000, respectively.

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

The net interest margin in the third quarter of 2013 increased by seven basis points when compared to the second quarter of 2013. This increase resulted from a five basis point decrease in the rate on total average interest-bearing liabilities, a one basis point increase in the yield on total average earning assets, and a one basis point increase from the contribution of net free funds.

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30,2012

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first nine months of 2013 as compared to the first nine months of 2012:

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
(Dollars in thousands)	Average	Interest	Rate	Average	Interest	Rate
Liquidity management assets (1) (2) (7)	$2,538,131	$31,690	1.67%	$2,700,742	$33,794	1.67%
Other earning assets (2) (3) (7)	25,815	602	3.12	30,802	679	2.94
Loans, net of unearned income (2) (4) (7)	12,640,610	410,964	4.35	11,359,017	396,099	4.66
Covered loans	487,581	28,559	7.83	641,354	41,244	8.59
Total earning assets (7)	$15,692,137	$471,815	4.02%	$14,731,915	$471,816	4.28%
Allowance for loan and covered loan losses	(125,950)			(134,876)
Cash and due from banks	217,503			160,565
Other assets	1,560,629			1,530,587
Total assets	$17,344,319			$16,288,191

Interest-bearing deposits	$11,813,674	$40,703	0.46%	$10,854,166	$52,096	0.64%
Federal Home Loan Bank advances	434,557	8,314	2.56	475,310	9,269	2.60
Notes payable and other borrowings	275,425	3,196	1.55	451,455	7,400	2.19
Secured borrowings—owed to securitization investors	—	—	—	365,670	5,087	1.86
Subordinated notes	12,711	151	1.57	24,562	362	1.94
Junior subordinated notes	249,493	9,444	4.99	249,493	9,424	4.96
Total interest-bearing liabilities	$12,785,860	$61,808	0.64%	$12,420,656	$83,638	0.90%
Non-interest bearing deposits	2,408,365			1,973,280
Other liabilities	306,461			228,381
Equity	1,843,633			1,665,874
Total liabilities and shareholders’ equity	$17,344,319			$16,288,191
Interest rate spread (5) (7)			3.38%			3.38%
Net free funds/contribution (6)	$2,906,277		0.11%	$2,311,259		0.14%
Net interest income/Net interest margin (7)		$410,007	3.49%		$388,178	3.52%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2013 and September 30, 2012 were $1.7 million and $1.4 million, respectively.

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

The net interest margin for the first nine months of 2013 was 3.49% compared to 3.52% in the first nine months of 2012, a decrease of three basis points. The decrease was the result of a 26 basis point decline from the yield on average earning assets and a three basis point decline from the contribution on net free funds, partially offset by a 26 basis point decline in the rate paid on interest-bearing liabilities.

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended September 30, 2013 and June 30, 2013, the first nine months ended September 30, 2013 and September 30, 2012, and the three month periods ended September 30, 2013 and 2012. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2013 Compared to Second Quarter of 2013	First Nine Months of 2013 Compared to First Nine Months of 2012	Third Quarter of 2013 Compared to Third Quarter of 2012
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$136,409	$388,178	$133,076
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	3,610	40,283	10,450
Change due to interest rate fluctuations (rate)	889	(17,033)	(1,135)
Change due to number of days in each period	1,483	(1,421)	—
Tax-equivalent net interest income for the period ended September 30, 2013	$142,391	$410,007	$142,391

Non-interest Income
For the third quarter of 2013, non-interest income totaled $54.7 million, a decrease of $8.3 million, or 13%, compared to the third quarter of 2012. On a year-to-date basis, non-interest income for the first nine months of 2013 totaled $176.0 million and increased $15.1 million, or 9%, compared to the same period in 2012.
The following table presents non-interest income by category for the periods presented:

	Three months ended September 30,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Brokerage	$7,388	$6,355	$1,033	16
Trust and asset management	8,669	6,897	1,772	26
Total wealth management	16,057	13,252	2,805	21
Mortgage banking	25,682	31,127	(5,445)	(17)
Service charges on deposit accounts	5,308	4,235	1,073	25
Gains on available-for-sale securities, net	75	409	(334)	(82)
Fees from covered call options	285	2,083	(1,798)	(86)
Gain on bargain purchases, net	—	6,633	(6,633)	(100)
Trading losses, net	(1,655)	(998)	(657)	(66)
Other:
Interest rate swap fees	2,183	2,355	(172)	(7)
Bank Owned Life Insurance	625	810	(185)	(23)
Administrative services	943	825	118	14
Miscellaneous	5,159	2,214	2,945	NM
Total Other	8,910	6,204	2,706	44
Total Non-Interest Income	$54,662	$62,945	$(8,283)	(13)

	Nine months ended September 30,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Brokerage	$22,080	$19,073	$3,007	16
Trust and asset management	24,697	19,973	4,724	24
Total wealth management	46,777	39,046	7,731	20
Mortgage banking	87,561	75,268	12,293	16
Service charges on deposit accounts	15,136	12,437	2,699	22
Gains on available-for-sale securities, net	328	2,334	(2,006)	(86)
Fees from covered call options	2,917	8,320	(5,403)	(65)
Gain on bargain purchases, net	—	7,418	(7,418)	(100)
Trading gains (losses), net	1,170	(1,780)	2,950	NM
Other:
Interest rate swap fees	6,092	7,203	(1,111)	(15)
Bank Owned Life Insurance	2,372	2,234	138	6
Administrative services	2,512	2,414	98	4
Miscellaneous	11,171	6,009	5,162	86
Total Other	22,147	$17,860	$4,287	24
Total Non-Interest Income	$176,036	$160,903	$15,133	9
NM—Not Meaningful
The significant changes in non-interest income for the three and nine months ended September 30, 2013 compared to the periods ended September 30, 2012 are discussed below.

Wealth management revenue totaled $16.1 million in the third quarter of 2013 compared to $13.3 million in the third quarter of 2012, an increase of 21%. On a year-to-date basis, wealth management revenues totaled $46.8 million for the first nine months of 2013, compared to $39.0 million in the first nine months of 2012. The increases in current year periods are mostly attributable to growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended September 30, 2013, mortgage banking revenue totaled $25.7 million, an decrease of $5.4 million when compared to the third quarter of 2012. The decrease in mortgage banking revenue in the three months ended September 30, 2013 as compared to the prior year period resulted primarily from lower origination volumes as refinance activity declined as well as competitive pricing pressures. Mortgage loan originations were $941 million in the third quarter of 2013 as compared to $1.1 billion in the prior year quarter. For the nine months ended September 30, 2013, mortgage banking revenue totaled $87.6 million as compared to $75.3 million for the nine months ended September 30, 2012. The increase in mortgage banking revenue in the nine months ended September 30, 2013 as compared to the prior year period resulted primarily from higher origination volumes. On a year-to-date basis, mortgage loan originations were $3.0 billion for the nine months ended September 30, 2013 compared to $2.7 billion for the same period of the prior year. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real-estate loans for the secondary market.
A summary of the mortgage banking components is shown below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Mortgage loans originated and sold	$940,827	$1,119,762	$2,966,058	$2,688,002
Mortgage loans serviced for others	981,415	997,235
Fair value of mortgage servicing rights (MSRs)	8,608	6,276
MSRs as a percentage of loans serviced	0.88%	0.63%

The Company recognized $1.7 million in trading losses in the third quarter of 2013 compared to trading losses of $998,000 in the third quarter of 2012. On a year-to-date basis, trading gains totaled $1.2 million in the first nine months of 2013 as compared to a $1.8 million trading loss in the same period of 2012. The fluctuations in trading losses and gains during the three and nine months ended September 30, 2013 resulted primarily from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility for short-term interest rates.

Fees from covered call option transactions decreased in the three and nine month periods ended September 30, 2013 by $1.8 million and $5.4 million, respectively. Fees from covered call options decreased primarily as a result of fewer option transactions entered in 2013 compared to 2012 resulting in lower premiums received by the Company. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Historically, the Company has effectively entered into these transactions with the goal of enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities that do not qualify as hedges pursuant to accounting guidance.

Other non-interest income for the third quarter of 2013 totaled $8.9 million, an increase of $2.7 million compared to the third quarter of 2012. On a year-to-date basis, other non-interest income totaled $22.1 million in 2013, an increase of $4.3 million as compared to $17.9 million recorded in the first nine months of 2012. Miscellaneous income increased in 2013 compared to the prior year periods primarily as a result of higher net gains on CRA and partnership investments, increased FDIC indemnification asset accretion and foreign currency remeasurement gains in 2013. The increase in FDIC indemnification asset accretion in 2013 compared to 2012 reflects a benefit arising from adjusting certain factors, primarily from an evaluation of our cumulative service costs, which in turn reduced our projected clawback liability.

Non-interest Expense
Non-interest expense for the third quarter of 2013 totaled $127.2 million and increased approximately $2.7 million, or 2%, compared to the third quarter of 2012. On a year-to-date basis, non-interest expense for the first nine months of 2013 totaled $375.6 million and increased $16.1 million, or 4%, compared to the same period in 2012.
The following table presents non-interest expense by category for the periods presented:

	Three months ended September 30,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Salaries and employee benefits:
Salaries	$42,789	$40,173	$2,616	7
Commissions and bonus	23,409	24,041	(632)	(3)
Benefits	11,809	11,066	743	7
Total salaries and employee benefits	78,007	75,280	2,727	4
Equipment	6,593	5,888	705	12
Occupancy, net	9,079	8,024	1,055	13
Data processing	4,884	4,103	781	19
Advertising and marketing	2,772	2,528	244	10
Professional fees	3,378	4,653	(1,275)	(27)
Amortization of other intangible assets	1,154	1,078	76	7
FDIC insurance	3,245	3,549	(304)	(9)
OREO expenses, net	2,499	3,808	(1,309)	(34)
Other:
Commissions—3rd party brokers	1,277	1,106	171	15
Postage	1,255	1,120	135	12
Stationery and supplies	1,009	954	55	6
Miscellaneous	12,096	12,457	(361)	(3)
Total other	15,637	15,637	—	—
Total Non-Interest Expense	$127,248	$124,548	$2,700	2

	Nine months ended September 30,		$	%
(Dollars in thousands)	2013	2012	Change	Change
Salaries and employee benefits:
Salaries	$126,291	$115,343	$10,948	9
Commissions and bonus	69,828	60,231	9,597	16
Benefits	38,626	36,875	1,751	5
Total salaries and employee benefits	234,745	212,449	22,296	10
Equipment	19,190	16,754	2,436	15
Occupancy, net	26,639	23,814	2,825	12
Data processing	13,841	11,561	2,280	20
Advertising and marketing	7,534	6,713	821	12
Professional fees	10,790	12,104	(1,314)	(11)
Amortization of other intangible assets	3,438	3,216	222	7
FDIC insurance	9,692	10,383	(691)	(7)
OREO expenses, net	3,163	16,834	(13,671)	(81)
Other:
Commissions—3rd party brokers	3,639	3,196	443	14
Postage	3,968	3,873	95	2
Stationery and supplies	2,830	2,908	(78)	(3)
Miscellaneous	36,085	35,687	398	1
Total other	46,522	45,664	858	2
Total Non-Interest Expense	$375,554	$359,492	$16,062	4

The significant changes in non-interest expense for the three and nine months ended September 30, 2013 compared to the periods ended September 30, 2012 are discussed below.

Salaries and employee benefits expense increased $2.7 million, or 4%, in the third quarter of 2013 compared to the third quarter of 2012 primarily as a result of a $2.6 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows and a $743,000 increase in employee benefits, partially offset by a $632,000 decrease in bonus and commissions primarily attributable to the decrease in variable pay based revenue and expected payouts associated with the Company's long-term incentive program. On a year-to-date basis, salaries and employee benefits expense increased $22.3 million, or 10%, in the first nine months of 2013 compared to the first nine months of 2012 primarily as a result of a $10.9 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows, a $9.6 million increase in bonus and commissions primarily attributable to the increase in variable pay based revenue and expected payouts associated with the Company's long-term incentive program and a $1.8 million increase from employee benefits (primarily health plan and payroll taxes related).

Equipment expense totaled $6.6 million for the third quarter of 2013, an increase of $705,000 compared to the third quarter of 2012. On a year-to-date basis, equipment expense totaled $19.2 million for the first nine months of 2013 as compared to $16.8 million for the first nine months of 2012. The increase is primarily related to additional equipment depreciation as a result of acquisitions as well as increased software license fees. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software license fees.

Occupancy expense for the third quarter of 2013 was $9.1 million, an increase of $1.1 million, or 13%, compared to the same period in 2012. On a year-to-date basis, occupancy expense totaled $26.6 million for the first nine months of 2013 as compared to $23.8 million for the first nine months of 2012. The increase is primarily the result of depreciation and maintenance and repairs on owned locations including those obtained in the Company's acquisitions as well as increased property taxes, partially offset by increased rental income. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses increased $781,000 in the third quarter of 2013 totaling $4.9 million compared to $4.1 million recorded in the third quarter of 2012. On a year-to-date basis, data processing expenses totaled $13.8 million for the first nine months of 2013, as compared to $11.6 million for the first nine months of 2012. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to acquired banks. Data processing expenses increased in the current quarter and nine month period compared to the previous year quarter and nine month period, primarily due to growth in the Company.

OREO expense totaled $2.5 million in the third quarter of 2013 compared to OREO expense of $3.8 million recorded in the third quarter of 2012. The decrease in total OREO expenses is primarily due to higher gains on sales of OREO properties. On a year-to-date basis, OREO expense totaled $3.2 million for the first nine months of 2013, a decrease of $13.7 million, as compared to $16.8 million in the first nine months of 2012. The decrease in the first nine months of 2013 as compared to the same period of 2012 is a result of higher gains on sales of OREO properties including a $3.4 million gain recognized on a covered OREO property sale as well as fewer negative valuation adjustments on properties held in OREO. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.

Miscellaneous expenses in the third quarter of 2013 decreased $361,000, or 3%, compared to the third quarter in the prior year. On a year-to-date basis, miscellaneous expense increased by $398,000 to $36.1 million for the first nine months of 2013, as compared to $35.7 million in the prior year period. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.

Income Taxes
The Company recorded income tax expense of $22.5 million for the three months ended September 30, 2013, compared to $19.9 million for same period of 2012. Income tax expense was $64.7 million and $50.2 million for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rates were 38.8% and 38.1% for the third quarters of 2013 and 2012, respectively, and 38.8% and 38.2% for the 2013 and 2012 year-to-date periods, respectively.
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
The community banking segment’s net interest income for the quarter ended September 30, 2013 totaled $133.4 million as compared to $124.7 million for the same period in 2012, an increase of $8.7 million, or 7%. On a year-to-date basis, net interest income totaled $384.3 million for the first nine months of 2013, an increase of $15.5 million, or 4%, as compared to the $368.8 million recorded in the first nine months of 2012. The increases for both the three and nine month periods are primarily attributable to growth in earning assets, including those obtained in acquisitions as well as the ability to gather interest-bearing deposits at more favorable rates. The community banking segment’s non-interest income totaled $37.7 million in the third quarter of 2013, a decrease of $11.2 million, or 23%, when compared to the third quarter of 2012 total of $48.9 million. The decrease in non-interest income in the current quarter was primarily attributable to lower bargain purchase gains, mortgage banking revenues and fees from covered call options, partially offset by increased FDIC indemnification asset accretion. On a year-to-date basis, the segment's non-interest income totaled $120.2 million for the first nine months of 2013, an increase of $2.5 million, or 2%, when compared to the first nine months of 2012 total of $117.7 million. The increase on a year-to-date basis can be primarily attributed to higher mortgage banking revenues and trading gains, partially offset by fewer bargain purchase gains, fees from covered call options and gains on available-for-sale securities. The community banking segment’s after-tax profit for the quarter ended September 30, 2013 totaled $36.3 million, a decrease of $3.4 million as compared to after-tax profit in the third quarter of 2012 of $39.7 million. The after-tax profit for the nine months ended September 30, 2013, totaled $104.2 million, an increase of $8.1 million, or 8% as compared to the prior year total of $96.1 million.
Net interest income for the specialty finance segment totaled $32.7 million for the quarter ended September 30, 2013, compared to $32.2 million for the same period in 2012, an increase of $560,000 or 2%. On a year-to-date basis, net interest income totaled $95.3 million for the first nine months of 2013, an increase of $6.8 million, or 8%, as compared to the $88.5 million recorded for the prior year period. The specialty finance segment’s non-interest income for the three and nine month periods ending September 30, 2013 totaled $2.1 million and $5.6 million, respectively compared to the three and nine month periods ending September 30, 2012 total of $1.1 million and $4.0 million. The increases in both net interest income and non-interest income in the current quarter and first nine months of 2013 are primarily attributable to revenues from the Company’s Canadian insurance premium finance subsidiary acquired near the end of the second quarter of 2012. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 63%, 31% and 6%, respectively, of the total revenues of our specialty finance business for the nine month period ending September 30, 2013. The after-tax profit of the specialty finance segment for the quarter ended September 30, 2013 totaled $14.8 million as compared to $13.0 million for the quarter ended September 30, 2012. The specialty finance segment's after-tax profit for the nine months ended September 30, 2013 totaled $42.4 million, an increase of $6.0 million, or 17%, as compared to the prior year total of $36.4 million.

The wealth management segment reported net interest income of $1.6 million for the third quarter of 2013 compared to $524,000 in the same quarter of 2012. On a year-to-date basis, net interest income totaled $5.3 million for the first nine months of 2013, an increase of $344,000, or 7%, as compared to the $4.9 million recorded last year. Net interest income for this segment is comprised of the net interest earned on brokerage customer receivables at WHI and an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $1.5 million ($889,000 after tax) and $4.9 million ($2.9 million after tax) for the three and nine month periods ended September 30, 2013, compared to $360,000 ($237,000 after tax) and $4.4 million ($2.7 million after tax) in the comparable periods of 2012. This segment recorded non-interest income of $19.0 million for the third quarter of 2013 compared to $16.1 million for the third quarter of 2012. On a year-to-date basis, non interest income totaled $56.0 million, an increase of $8.7 million compared to the prior year period total of $47.3 million. The increase in the third quarter and first nine months of 2013 as compared to the third quarter and first nine months of 2012 is primarily attributable to growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. The wealth management segment’s after-tax profit totaled $2.7 million for the third quarter of 2013 compared to after-tax profit of $1.3 million for the third quarter of 2012. This segment's after-tax profit for the nine months ended September 30, 2013 totaled $8.1 million compared to $5.3 million for the nine months ended September 30, 2012.

Financial Condition
Total assets were $17.7 billion at September 30, 2013, representing an increase of $664.0 million, or 4%, when compared to September 30, 2012 and an increase of approximately $69.0 million, or 2% on an annualized basis, when compared to June 30, 2013. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $15.5 billion at September 30, 2013 and June 30, 2013, and $14.9 billion at September 30, 2012. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2013		June 30, 2013		September 30, 2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$3,095,104	20%	$2,937,443	19%	$2,684,782	18%
Commercial real-estate	4,126,888	26	4,061,849	26	3,656,756	24
Home equity	745,292	5	762,772	5	813,754	5
Residential real-estate (1)	869,400	5	756,703	5	917,326	6
Premium finance receivables	4,088,041	26	3,844,482	25	3,659,178	24
Indirect consumer loans	60,767	—	67,059	—	75,139	1
Other loans	127,646	1	116,368	1	115,515	1
Total loans, net of unearned income excluding covered loans (2)	$13,113,138	83%	$12,546,676	81%	$11,922,450	79%
Covered loans	435,961	3	491,603	3	597,518	4
Total average loans (2)	$13,549,099	86%	$13,038,279	84%	$12,519,968	83%
Liquidity management assets (3)	$2,262,839	14%	$2,560,118	16%	2,565,151	17%
Other earning assets (4)	27,426	—	25,775	—	31,142	—
Total average earning assets	$15,839,364	100%	$15,624,172	100%	$15,116,261	100%
Total average assets	$17,489,571		$17,283,985		$16,705,429
Total average earning assets to total average assets		91%		90%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the third quarter of 2013 increased $723.1 million, or 5%, to $15.8 billion, compared to the third quarter of 2012, and increased $215.2 million, or 5% on an annualized basis, compared to the second quarter of 2013. Average earning assets comprised 91% of average total assets at September 30, 2013 compared to 90% of average total assets at June 30, 2013 and September 30, 2012.
Average total loans, net of unearned income, totaled $13.5 billion in the third quarter of 2013, increasing $1.0 billion, or 8%, from the third quarter of 2012 and $510.8 million, or 16% on an annualized basis, from the second quarter of 2013. Average commercial loans totaled $3.1 billion in the third quarter of 2013, and increased $410.3 million, or 15%, over the average balance in the same period of 2012, while average commercial real-estate loans totaled $4.1 billion in the third quarter of 2013, increasing $470.1 million, or 13%, compared to the third quarter of 2012. Combined, these categories comprised 53% and 51% of the average loan portfolio in the third quarters of 2013 and 2012, respectively. The growth realized in these categories for the third quarter of 2013 as compared to the prior year period is primarily attributable to increased business development efforts and the acquisitions of FNBI in the second quarter of 2013 and Hyde Park Bank at the end of the fourth quarter of 2012. Average balances increased compared to the quarter ended June 30, 2013, with average commercial loans increasing by $157.7 million, or 21% annualized, and average commercial real-estate loans increasing by $65.0 million, or 6% annualized.
Home equity loans averaged $745.3 million in the third quarter of 2013, and decreased $68.5 million, or 8%, when compared to the average balance in the same period of 2012 and $17.5 million, or 9% annualized, when compared to quarter ended June 30, 2013. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. The number of home equity line of credit commitments originated by us has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow, and a decline in homeowners' desire to use their remaining equity as collateral.
Residential real-estate loans averaged $869.4 million in the third quarter of 2013, and decreased $47.9 million, or 5% from the average balance of $917.3 million in same period of 2012. Additionally, compared to the quarter ended June 30, 2013, the average balance increased $112.7 million, or 59% on an annualized basis. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Mortgage loans held-for-sale decreased since the same period of 2012 as a result of lower origination volumes during the current period due to the impact of higher rates on refinancing activity as well as competitive pricing pressure.
Average premium finance receivables totaled $4.1 billion in the third quarter of 2013, and accounted for 30% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising approximately 55% and 45%, respectively, of the average total balance of premium finance receivables for the third quarter of 2013, compared to 54% and 46%, respectively, for the same period in 2012. In the third quarter of 2013, average premium finance receivables increased $428.9 million, or 12%, from the average balance of $3.7 billion at the same period of 2012. Additionally, the average balance increased $243.6 million, or 25% on an annualized basis, from the average balance of $3.8 billion in the quarter ended June 30, 2013. The increase during 2013 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.4 billion of premium finance receivables were originated in the third quarter of 2013 compared to $1.2 billion during the same period of 2012.
Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans were financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company has established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the fourth quarter of 2012, the Company ceased the origination of indirect automobile loans through Hinsdale Bank as a result of competitive pricing pressures. During the third quarter of 2013 and 2012, average indirect consumer loans totaled $60.8 million and $75.1 million, respectively.
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
Covered loans averaged $436.0 million in the third quarter of 2013, and decreased $161.6 million, or 27%, when compared to the average balance in the same period of 2012 and decreased $55.6 million, or 45% annualized, when compared to quarter ended June 30, 2013. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes. Average liquidity management assets accounted for 14% of total average earning assets in the third quarter of 2013 compared to 16% in the second quarter of 2013 and 17% in the third quarter of 2012. Average liquidity management assets decreased $302.3 million in the third quarter of 2013 compared to the same period 2012, and decreased $297.3 million compared to the second quarter of 2013. In the third quarter of 2013, a portion of the Company's liquidity was used to fund continued loan growth, particularly in our commercial and commercial real estate portfolios.
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

	Average Balances for the Nine Months Ended
	September 30, 2013		September 30, 2012
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$2,958,899	19%	$2,567,589	17%
Commercial real estate	4,035,972	26%	3,601,439	24%
Home equity	760,837	5%	831,995	6%
Residential real estate (1)	792,957	5%	776,932	5%
Premium finance receivables	3,904,500	25%	3,392,173	23%
Indirect consumer loans	66,975	—%	70,399	1%
Other loans	120,470	1%	118,490	1%
Total loans, net of unearned income excluding covered loans (2)	$12,640,610	81%	$11,359,017	77%
Covered loans	487,581	3%	641,354	4%
Total average loans (2)	$13,128,191	84%	$12,000,371	81%
Liquidity management assets (3)	$2,538,131	16%	2,700,742	18%
Other earning assets (4)	25,815	—%	30,802	1%
Total average earning assets	$15,692,137	100%	$14,731,915	100%
Total average assets	$17,344,319		$16,288,191
Total average earning assets to total average assets		90%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average loans for the first nine months of 2013 increased $1.1 billion, or 9%, over the previous year period. Similar to the quarterly discussion above, approximately $391.3 million of this increase relates to the commercial portfolio, $434.5 million of this increase relates to the commercial real estate portfolio and $512.3 million of this increase relates to the premium finance receivables portfolio.

Deposits
Total deposits at September 30, 2013 were $14.6 billion an increase of $799.5 million, or 6%, compared to total deposits at September 30, 2012. See Note 10 to the Consolidated Financial Statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2013:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2013 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$4,501	$79,626	$160,612	$664,387	$909,126	0.54%
4-6 months	40,000	65,158	—	679,158	784,316	0.74%
7-9 months	4,953	26,356	—	536,106	567,415	0.69%
10-12 months	18,229	51,441	—	430,125	499,795	0.71%
13-18 months	95,661	18,507	—	429,645	543,813	1.24%
19-24 months	72,298	15,344	—	239,826	327,468	1.36%
24+ months	163,721	19,906	—	445,393	629,020	1.25%
Total	$399,363	$276,338	$160,612	$3,424,640	$4,260,953	0.87%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2013		June 30, 2013		September 30, 2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	2,552,182	18%	$2,379,315	17%	2,092,028	16%
NOW	2,161,521	15	2,115,414	15	1,794,413	13
Wealth management deposits	1,084,309	8	874,101	6	981,550	7
Money market	3,067,758	21	2,923,602	21	2,390,359	18
Savings	1,315,166	9	1,284,411	9	1,074,308	8
Time certificates of deposit	4,188,882	29	4,568,894	32	5,020,554	38
Total average deposits	14,369,818	100%	$14,145,737	100%	13,353,212	100%
Total average deposits for the third quarter of 2013 were $14.4 billion, an increase of $1.0 billion, or 8%, from the third quarter of 2012. The increase in average deposits is primarily attributable to the Company’s acquisition activity in 2012 and 2013, as well as additional deposits associated with the increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $460.1 million, or 22%, in the third quarter of 2013 compared to the third quarter of 2012.
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

	September 30,		December 31,
(Dollars in thousands)	2013	2012	2012	2011	2010
Total deposits	$14,647,446	$13,847,965	$14,428,544	$12,307,267	$10,803,673
Brokered deposits	723,589	837,456	787,812	674,013	639,687
Brokered deposits as a percentage of total deposits	4.9%	6.0%	5.5%	5.5%	5.9%
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
The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2013	2013	2012
Notes payable	$1,727	$18,104	$2,455
Federal Home Loan Bank advances	454,563	434,572	441,445
Other borrowings:
Federal funds purchased	1,583	997	143
Securities sold under repurchase agreements	225,845	222,851	388,446
Other	27,163	31,303	35,631
Total other borrowings	$254,591	$255,151	$424,220
Secured borrowings—owed to securitization investors	—	—	176,904
Subordinated notes	10,000	13,187	15,000
Junior subordinated debentures	249,493	249,493	249,493
Total other borrowings	$970,374	$970,507	$1,309,517
Notes payable balances represent the balances on the Agreement with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. At September 30, 2013, the Company had $1.5 million of notes payable outstanding compared to $1.7 million at June 30, 2013 and $2.3 million at September 30, 2012. The Agreement is a $100.0 million revolving credit facility and a $1.0 million term loan available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. Subsequent to September 30, 2013, the Company amended the terms of the $100.0 million revolving credit facility and repaid and terminated the $1.0 million term loan. See Note 18 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $387.9 million at September 30, 2013, compared to $585.9 million at June 30, 2013 and $414.2 million at September 30, 2012.

Other borrowings include securities sold under repurchase agreements, federal funds purchased, debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $246.9 million, $252.8 million and $377.2 million at September 30, 2013, June 30, 2013 and September 30, 2012, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.
The average balance of secured borrowings represents the consolidation of a QSPE. In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that had an annual interest rate of LIBOR plus 1.45%. At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility. During the first and second quarters of 2012, the Company repurchased $172.0 million and $67.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the these Notes resulting in no balance remaining at September 30, 2013, June 30, 2013, and September 30, 2012.
The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note requires annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years with final maturity dates in 2012, 2013, and 2015. During the second quarter of 2012, the two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. Subject to certain limitations, the remaining note qualifies as Tier 2 regulatory capital. Subordinated notes totaled $10.0 million at September 30, 2013 and June 30, 2013, and $15.0 million at September 30, 2012. On November 7, 2013, the Company repaid the subordinated note remaining balance of $10.0 million.
The Company had $249.5 million of junior subordinated debentures outstanding as of September 30, 2013, June 30, 2013 and September 30, 2012. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 8, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first nine months of 2013 as compared to December 31, 2012.
Shareholders’ Equity
Total shareholders’ equity was $1.9 billion at September 30, 2013, reflecting an increase of $112.3 million since September 30, 2012 and $68.9 million since December 31, 2012. The increase from December 31, 2012 was the result of net income of $101.9 million less common stock dividends of $6.9 million and preferred stock dividends of $6.7 million, $6.6 million credited to surplus for stock-based compensation costs, $28.6 million from the issuance of shares of the Company’s common stock (and related tax benefit) related to an acquisition during the period and pursuant to various stock compensation plans and $2.6 million net unrealized gains from cash flow hedges, net of tax, offset by $49.4 million in net unrealized losses from available-for-sale securities, net of tax, $7.3 million of foreign currency translation adjustments, net of tax, and $452,000 of common stock repurchases by the Company.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30, 2013	June 30, 2013	September 30, 2012
Leverage ratio	10.5%	10.4%	10.2%
Tier 1 capital to risk-weighted assets	12.3	12.0	12.2
Total capital to risk-weighted assets	13.1	12.9	13.3
Total average equity-to-total average assets(1)	10.6	10.8	10.4

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0
The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional common or preferred equity. Refer to Notes 11, 12 and 17 of the Consolidated Financial Statements presented under Item 1 of this report for further information on these various funding sources. The issuances of subordinated debt, preferred stock and additional common stock are the primary forms of regulatory capital that are considered as the Company evaluates increasing its capital position. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings, the Company’s 7.5% tangible equity units and under certain financial covenants in the Company’s credit agreement. In January and July of 2013, the Company declared a semi-annual cash dividend of $0.09 per common share. In each of January and July of 2012, the Company declared a semi-annual cash dividend of $0.09 per common share.
See Note 17 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series C preferred stock in March 2012, tangible equity units in December 2010 and Series A preferred stock in August 2008, and the conversion of Series A preferred stock into the Company's common stock in July 2013.

Basel III Capital Rules

In July 2013, the Federal Reserve Bank, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the “Agencies”) published final Basel III Capital rules for U.S. banking organizations. The Company had estimated that it would have been “well-capitalized" if the fully-phased in capital requirements of the original proposal were adopted.

The Company will become subject to the new rules on January 1, 2015 and certain provisions of the new rules will be phased in from 2015 through 2019.  A summary of the new rules is as follows:

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

The Company is continuing to evaluate the final rules and their expected impact on the Company.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2013		December 31, 2012		September 30, 2012
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$3,109,121	24%	$2,914,798	24%	$2,771,053	23%
Commercial real-estate	4,146,110	32	3,864,118	31	3,699,712	30
Home equity	736,620	6	788,474	6	807,592	7
Residential real-estate	397,707	3	367,213	3	376,678	3
Premium finance receivables—commercial	2,150,481	16	1,987,856	16	1,982,945	16
Premium finance receivables—life insurance	1,869,739	14	1,725,166	14	1,665,620	14
Indirect consumer	57,236	1	77,333	1	77,378	1
Other loans	114,025	1	103,985	1	108,922	1
Total loans, net of unearned income, excluding covered loans	$12,581,039	97%	$11,828,943	96%	$11,489,900	95%
Covered loans	415,988	3	560,087	4	657,525	5
Total loans	$12,997,027	100%	$12,389,030	100%	$12,147,425	100%

Commercial and commercial real-estate loans. Our commercial and commercial real-estate loan portfolios are comprised primarily of commercial real-estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of September 30, 2013 and 2012:

As of September 30, 2013		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,722,551	23.8%	$15,283	$190	$17,396
Franchise	213,328	2.9	—	—	1,715
Mortgage warehouse lines of credit	71,383	1.0	—	—	624
Community Advantage—homeowner associations	90,504	1.2	—	—	226
Aircraft	12,601	0.2	—	—	32
Asset-based lending	739,568	10.2	2,364	—	6,722
Tax exempt	148,103	2.0	—	—	1,165
Leases	101,654	1.4	—	—	253
Other	90	—	—	—	1
Purchased non-covered commercial loans (1)	9,339	0.1	—	265	107
Total commercial	$3,109,121	42.8%	$17,647	$455	$28,241
Commercial Real-Estate:
Residential construction	$40,330	0.6%	$2,049	$3,120	$920
Commercial construction	146,088	2.0	7,854	—	2,180
Land	109,251	1.5	4,216	—	3,881
Office	634,520	8.7	4,318	—	5,409
Industrial	625,012	8.6	8,184	—	5,533
Retail	612,215	8.4	11,259	—	6,928
Multi-family	550,625	7.6	2,603	—	11,361
Mixed use and other	1,369,670	19.0	12,240	269	14,493
Purchased non-covered commercial real-estate (1)	58,399	0.8	—	9,607	114
Total commercial real-estate	$4,146,110	57.2%	$52,723	$12,996	$50,819
Total commercial and commercial real-estate	$7,255,231	100.0%	$70,370	$13,451	$79,060

Commercial real-estate—collateral location by state:
Illinois	$3,524,288	85.0%
Wisconsin	348,739	8.4
Total primary markets	$3,873,027	93.4%
Florida	66,677	1.6
Arizona	16,163	0.4
Indiana	80,304	1.9
Other (no individual state greater than 0.5%)	109,939	2.7
Total	$4,146,110	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of September 30, 2012		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,556,375	24.1%	$15,163	$—	$17,137
Franchise	179,706	2.8	1,792	—	1,909
Mortgage warehouse lines of credit	225,295	3.5	—	—	1,968
Community Advantage—homeowner associations	73,881	1.1	—	—	185
Aircraft	21,444	0.3	428	—	199
Asset-based lending	533,061	8.2	328	—	5,064
Tax exempt	90,404	1.4	—	—	1,020
Leases	83,351	1.3	—	—	247
Other	1,576	—	—	—	12
Purchased non-covered commercial loans (1)	5,960	0.1	—	499	—
Total commercial	$2,771,053	42.8%	$17,711	$499	$27,741
Commercial Real-Estate:
Residential construction	$44,255	0.7%	$2,141	$—	$1,453
Commercial construction	169,543	2.6	3,315	—	3,965
Land	133,486	2.1	10,629	—	5,376
Office	584,321	9.0	6,185	—	5,856
Industrial	574,325	8.9	1,885	—	5,555
Retail	560,669	8.7	10,133	—	5,993
Multi-family	363,423	5.6	3,314	—	10,511
Mixed use and other	1,220,850	18.8	20,859	—	16,376
Purchased non-covered commercial real-estate (1)	48,840	0.8	—	1,066	—
Total commercial real-estate	$3,699,712	57.2%	$58,461	$1,066	$55,085
Total commercial and commercial real-estate	$6,470,765	100.0%	$76,172	$1,565	$82,826

Commercial real-estate—collateral location by state:
Illinois	$3,080,715	83.3%
Wisconsin	316,251	8.5
Total primary markets	$3,396,966	91.8%
Florida	51,975	1.4
Arizona	38,755	1.0
Indiana	48,123	1.3
Other (no individual state greater than 0.5%)	163,893	4.5
Total	$3,699,712	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. As a result of higher specific impairment reserves within the overall commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $28.2 million as of September 30, 2013 compared to $27.7 million as of September 30, 2012.
Our commercial real-estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 93.4% of our commercial real-estate loan portfolio is located in this region. Commercial real-estate market conditions continued to be under stress in the third quarter of 2013, however we have been able to effectively manage our total non-performing commercial real-estate loans. As of September 30, 2013, our allowance for loan losses related to this portfolio is $50.8 million compared to $55.1 million as of September 30, 2012.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines decreased to $71.4 million as of September 30, 2013 from $225.3 million as of September 30, 2012 as a result of lower origination volumes during the current period as refinance activity declined as well as competitive pricing pressure.
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
Residential real-estate mortgages. Our residential real-estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2013, our residential loan portfolio totaled $397.7 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of September 30, 2013, $14.1 million of our residential real-estate mortgages, or 3.6% of our residential real-estate loan portfolio, excluding loans acquired with evidence of credit quality deterioration since origination, were classified as nonaccrual, $4.6 million were 30 to 89 days past due (1.1%) and $377.5 million were current (95.3%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of

September 30, 2013 and 2012 was $981.4 million and $997.2 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2013, approximately $18.1 million of our mortgage loans consist of interest-only loans.
Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.3 billion in commercial insurance premium finance receivables during the third quarter of 2013 compared to $1.1 billion in the same period of 2012. During the nine months ending September 30, 2013 and 2012, FIFC and FIFC Canada originated approximately $3.8 billion and $3.2 billion, respectively, in commercial insurance premium finance receivables. FIFC and FIFC Canada makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
During the second quarter of 2012, the Company completed its acquisition of Macquarie Premium Funding Inc. Through this transaction, the Company acquired approximately $213 million of gross premium finance receivables outstanding. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of this acquisition.
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
The majority of these loans are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. However, during the third quarter of 2009, FIFC initially sold $695 million in commercial premium finance receivables to our indirect subsidiary, FIFC Premium Funding I, LLC, which in turn sold $600 million in aggregate principal amount of notes backed by such premium finance receivables in a securitization transaction sponsored by FIFC. During the first and second quarter of 2012, the Company completely paid-off these notes. See Note 8 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of this securitization transaction.
Premium finance receivables—life insurance. FIFC originated approximately $97.4 million in life insurance premium finance receivables in the third quarter of 2013 as compared to $79.9 million of originations in the third quarter of 2012. For the nine months ending September 30, 2013 and 2012, FIFC originated $319.4 million and $289.1 million, respectively, in life insurance premium finance receivables. The Company has experienced increased competition and pricing pressure within the current market in 2013. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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

Variable Rate Loan Repricing and Rate Floors
The following table classifies the commercial and commercial real-estate loan portfolio at September 30, 2013 by date at which the loans reprice and the type of rate:

As of September 30, 2013	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$70,249	$358,357	$149,321	$577,927
Variable rate
With floor feature	562,370	—	—	562,370
Without floor feature	1,967,791	1,033	—	1,968,824
Total commercial	2,600,410	359,390	149,321	3,109,121
Commercial real-estate
Fixed rate	$368,521	$1,282,808	$157,533	$1,808,862
Variable rate
With floor feature	545,709	6,973	—	552,682
Without floor feature	1,763,875	20,691	—	1,784,566
Total commercial real-estate	2,678,105	1,310,472	157,533	4,146,110
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

(Dollars in thousands)	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
Loans past due greater than 90 days and still accruing (1):
Commercial	$190	$100	$—	$—
Commercial real-estate	3,389	3,263	—	—
Home equity	—	25	100	—
Residential real-estate	—	—	—	—
Premium finance receivables—commercial	11,751	6,671	10,008	5,533
Premium finance receivables—life insurance	592	1,212	—	—
Indirect consumer	100	217	189	215
Consumer and other	—	—	32	—
Total loans past due greater than 90 days and still accruing	16,022	11,488	10,329	5,748
Non-accrual loans (2):
Commercial	17,647	17,248	21,737	17,711
Commercial real-estate	52,723	54,825	49,973	58,461
Home equity	10,926	12,322	13,423	11,504
Residential real-estate	14,126	10,213	11,728	15,393
Premium finance receivables—commercial	10,132	13,605	9,302	7,488
Premium finance receivables—life insurance	14	16	25	29
Indirect consumer	80	91	55	72
Consumer and other	1,591	1,677	1,511	1,485
Total non-accrual loans	107,239	109,997	107,754	112,143
Total non-performing loans:
Commercial	17,837	17,348	21,737	17,711
Commercial real-estate	56,112	58,088	49,973	58,461
Home equity	10,926	12,347	13,523	11,504
Residential real-estate	14,126	10,213	11,728	15,393
Premium finance receivables—commercial	21,883	20,276	19,310	13,021
Premium finance receivables—life insurance	606	1,228	25	29
Indirect consumer	180	308	244	287
Consumer and other	1,591	1,677	1,543	1,485
Total non-performing loans	$123,261	$121,485	$118,083	$117,891
Other real estate owned	46,901	46,169	56,174	61,897
Other real estate owned—obtained in acquisition	8,349	10,856	6,717	5,480
Other repossessed assets	446	1,032	—	—
Total non-performing assets	$178,957	$179,542	$180,974	$185,268
TDRs performing under the contractual terms of the loan agreement	79,205	93,810	106,119	128,391
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.57%	0.56%	0.75%	0.64%
Commercial real-estate	1.35	1.42	1.29	1.58
Home equity	1.48	1.63	1.72	1.42
Residential real-estate	3.55	2.65	3.19	4.09
Premium finance receivables—commercial	1.02	0.94	0.97	0.66
Premium finance receivables—life insurance	0.03	0.07	—	—
Indirect consumer	0.31	0.48	0.32	0.37
Consumer and other	1.40	1.56	1.48	1.36
Total non-performing loans	0.98%	0.97%	1.00%	1.03%
Total non-performing assets, as a percentage of total assets	1.01%	1.02%	1.03%	1.09%
Allowance for loan losses as a percentage of total non-performing loans	86.96%	87.95%	90.91%	95.25%
(1) As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.
(2) Non-accrual loans included TDRs totaling $35.8 million, $32.4 million, $20.4 million and $18.8 million as of September 30, 2013, June 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Non-performing Commercial and Commercial Real-Estate
Commercial non-performing loans totaled $17.8 million as of September 30, 2013 compared to $21.7 million as of December 31, 2012 and $17.7 million as of September 30, 2012. Commercial real-estate non-performing loans totaled $56.1 million as of September 30, 2013 compared to $50.0 million as of December 31, 2012 and $58.5 million as of September 30, 2012. Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real-Estate and Home Equity
Non-performing residential real-estate and home equity loans totaled $25.1 million as of September 30, 2013. The balance decreased $199,000 from December 31, 2012 and $1.8 million from September 30, 2012. The September 30, 2013 non-performing balance is comprised of $14.1 million of residential real-estate (69 individual credits) and $11.0 million of home equity loans (50 individual credits). On average, this is approximately eight non-performing residential real-estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of September 30, 2013 and 2012, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	September 30, 2013	September 30, 2012
Non-performing premium finance receivables—commercial	$21,883	$13,021
- as a percent of premium finance receivables—commercial outstanding	1.02%	0.66%
Net charge-offs of premium finance receivables—commercial	$980	$695
- annualized as a percent of average premium finance receivables—commercial	0.17%	0.14%
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

Loan Portfolio Aging
The following table shows, as of September 30, 2013, only 1.1% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 1.0%, either one or two payments past due. In total, 97.9% of the Company’s total loan portfolio, excluding covered loans, as of September 30, 2013 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at September 30, 2013 and June 30, 2013:

		90+ days	60-89	30-59
As of September 30, 2013		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,283	$190	$3,585	$15,261	$1,688,232	$1,722,551
Franchise	—	—	113	—	213,215	213,328
Mortgage warehouse lines of credit	—	—	—	—	71,383	71,383
Community Advantage—homeowners association	—	—	—	—	90,504	90,504
Aircraft	—	—	—	—	12,601	12,601
Asset-based lending	2,364	—	693	3,926	732,585	739,568
Tax exempt	—	—	—	—	148,103	148,103
Leases	—	—	—	—	101,654	101,654
Other	—	—	—	—	90	90
Purchased non-covered commercial (1)	—	265	—	1,642	7,432	9,339
Total commercial	17,647	455	4,391	20,829	3,065,799	3,109,121
Commercial real-estate
Residential construction	2,049	3,120	1,595	261	33,305	40,330
Commercial construction	7,854	—	—	—	138,234	146,088
Land	4,216	—	—	4,082	100,953	109,251
Office	4,318	—	3,965	1,270	624,967	634,520
Industrial	8,184	—	—	2,419	614,409	625,012
Retail	11,259	—	271	7,422	593,263	612,215
Multi-family	2,603	—	—	4,332	543,690	550,625
Mixed use and other	12,240	269	2,761	15,371	1,339,029	1,369,670
Purchased non-covered commercial real-estate (1)	—	9,607	3,380	2,702	42,710	58,399
Total commercial real-estate	52,723	12,996	11,972	37,859	4,030,560	4,146,110
Home equity	10,926	—	2,436	5,887	717,371	736,620
Residential real-estate	14,126	—	1,749	2,844	377,489	396,208
Purchased non-covered residential real-estate (1)	—	447	289	34	729	1,499
Premium finance receivables
Commercial insurance loans	10,132	11,751	5,307	14,628	2,108,663	2,150,481
Life insurance loans	14	592	6,428	—	1,402,822	1,409,856
Purchased life insurance loans (1)	—	—	—	—	459,883	459,883
Indirect consumer	80	100	97	231	56,728	57,236
Consumer and other	1,591	—	319	445	111,491	113,846
Purchased non-covered consumer and other (1)	—	28	—	19	132	179
Total loans, net of unearned income, excluding covered loans	$107,239	$26,369	$32,988	$82,776	$12,331,667	$12,581,039
Covered loans	8,602	81,430	9,813	9,216	306,927	415,988
Total loans, net of unearned income	$115,841	$107,799	$42,801	$91,992	$12,638,594	$12,997,027

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of September 30, 2013	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.9%	—%	0.2%	0.9%	98.0%	100.0%
Franchise	—	—	0.1	—	99.9	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.3	—	0.1	0.5	99.1	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	2.8	—	17.6	79.6	100.0
Total commercial	0.6	—	0.1	0.7	98.6	100.0
Commercial real-estate
Residential construction	5.1	7.7	4.0	0.6	82.6	100.0
Commercial construction	5.4	—	—	—	94.6	100.0
Land	3.9	—	—	3.7	92.4	100.0
Office	0.7	—	0.6	0.2	98.5	100.0
Industrial	1.3	—	—	0.4	98.3	100.0
Retail	1.8	—	—	1.2	97.0	100.0
Multi-family	0.5	—	—	0.8	98.7	100.0
Mixed use and other	0.9	—	0.2	1.1	97.8	100.0
Purchased non-covered commercial real-estate (1)	—	16.5	5.8	4.6	73.1	100.0
Total commercial real-estate	1.3	0.3	0.3	0.9	97.2	100.0
Home equity	1.5	—	0.3	0.8	97.4	100.0
Residential real-estate	3.6	—	0.4	0.7	95.3	100.0
Purchased non-covered residential real-estate (1)	—	29.8	19.3	2.3	48.6	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.5	0.2	0.7	98.1	100.0
Life insurance loans	—	—	0.5	—	99.5	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.2	0.2	0.4	99.1	100.0
Consumer and other	1.4	—	0.3	0.4	97.9	100.0
Purchased non-covered consumer and other (1)	—	15.6	—	10.6	73.8	100.0
Total loans, net of unearned income, excluding covered loans	0.9%	0.2%	0.3%	0.7%	97.9%	100.0%
Covered loans	2.1	19.6	2.4	2.2	73.7	100.0
Total loans, net of unearned income	0.9%	0.8%	0.3%	0.7%	97.3%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2013 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial (2)	$15,432	$—	$2,940	$12,111	$1,665,753	$1,696,236
Franchise	—	—	—	450	201,790	202,240
Mortgage warehouse lines of credit	—	—	—	—	174,422	174,422
Community Advantage—homeowners association	—	—	—	—	83,003	83,003
Aircraft	—	—	—	—	13,174	13,174
Asset-based lending (2)	1,816	100	2,305	4,949	676,531	685,701
Tax exempt	—	—	—	—	151,492	151,492
Leases	—	—	—	—	102,409	102,409
Other	—	—	—	—	98	98
Purchased non-covered commercial (1)	—	190	—	1,632	9,334	11,156
Total commercial	17,248	290	5,245	19,142	3,078,006	3,119,931
Commercial real-estate
Residential construction	2,659	3,263	379	—	32,998	39,299
Commercial construction	7,857	—	1,271	70	128,845	138,043
Land	5,742	—	330	4,141	106,640	116,853
Office	6,324	—	4,210	2,720	584,503	597,757
Industrial	5,773	—	4,597	4,984	600,147	615,501
Retail	7,471	—	1,760	2,031	596,129	607,391
Multi-family	3,337	—	401	3,149	526,681	533,568
Mixed use and other (2)	15,662	—	2,183	10,379	1,350,581	1,378,805
Purchased non-covered commercial real-estate (1)	—	6,466	3,430	6,226	51,289	67,411
Total commercial real-estate	54,825	9,729	18,561	33,700	3,977,813	4,094,628
Home equity	12,322	25	2,085	5,821	738,007	758,260
Residential real-estate	10,213	—	1,896	1,836	368,696	382,641
Purchased non-covered residential real-estate (1)	—	—	46	260	2,014	2,320
Premium finance receivables
Commercial insurance loans	13,605	6,671	6,592	11,386	2,127,480	2,165,734
Life insurance loans	16	1,212	7,896	—	1,337,573	1,346,697
Purchased life insurance loans (1)	—	—	—	—	474,450	474,450
Indirect consumer	91	217	28	428	63,757	64,521
Consumer and other	1,677	—	484	156	105,055	107,372
Purchased non-covered consumer and other (1)	—	28	—	—	310	338
Total loans, net of unearned income, excluding covered loans	$109,997	$18,172	$42,833	$72,729	$12,273,161	$12,516,892
Covered loans	9,854	61,852	13,219	11,514	358,163	454,602
Total loans, net of unearned income	$119,851	$80,024	$56,052	$84,243	$12,631,324	$12,971,494

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

(2)
The June 30, 2013 reported asset-based lending portfolio decreased approximately $245 million, and the reported commercial and industrial and mixed use and other portfolios increased approximately $244 million and $645,000, respectively. These adjustments are the result of a re-assessment of characteristics of certain loans within these portfolios. Reclassification of these prior period amounts have been made to conform with current period presentation.

Aging as a % of Loan Balance: As of June 30, 2013	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial (2)	0.9%	—%	0.2%	0.7%	98.2%	100.0%
Franchise	—	—	—	0.2	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending (2)	0.3	—	0.3	0.7	98.7	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	1.7	—	14.6	83.7	100.0
Total commercial	0.6	—	0.2	0.6	98.6	100.0
Commercial real-estate
Residential construction	6.8	8.3	1.0	—	83.9	100.0
Commercial construction	5.7	—	0.9	0.1	93.3	100.0
Land	4.9	—	0.3	3.5	91.3	100.0
Office	1.1	—	0.7	0.5	97.7	100.0
Industrial	0.9	—	0.7	0.8	97.6	100.0
Retail	1.2	—	0.3	0.3	98.2	100.0
Multi-family	0.6	—	0.1	0.6	98.7	100.0
Mixed use and other (2)	1.1	—	0.2	0.8	97.9	100.0
Purchased non-covered commercial real-estate (1)	—	9.6	5.1	9.2	76.1	100.0
Total commercial real-estate	1.3	0.2	0.5	0.8	97.2	100.0
Home equity	1.6	—	0.3	0.8	97.3	100.0
Residential real-estate	2.7	—	0.5	0.5	96.3	100.0
Purchased non-covered residential real-estate (1)	—	—	2.0	11.2	86.8	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.3	0.3	0.5	98.3	100.0
Life insurance loans	—	0.1	0.6	—	99.3	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.3	—	0.7	98.9	100.0
Consumer and other	1.6	—	0.5	0.1	97.8	100.0
Purchased non-covered consumer and other (1)	—	8.3	—	—	91.7	100.0
Total loans, net of unearned income, excluding covered loans	0.9%	0.1%	0.3%	0.6%	98.1%	100.0%
Covered loans	2.2	13.6	2.9	2.5	78.8	100.0
Total loans, net of unearned income	0.9%	0.6%	0.4%	0.6%	97.5%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

(2)
The June 30, 2013 reported asset-based lending portfolio decreased approximately $245 million, and the reported commercial and industrial and mixed use and other portfolios increased approximately $244 million and $645,000, respectively. These adjustments are the result of a re-assessment of characteristics of certain loans within these portfolios. Reclassification of these prior period amounts have been made to conform with current period presentation.

As of September 30, 2013, only $33.0 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $82.8 million or 0.7%, were 30 to 59 days (or one payment) past due. As of June 30, 2013, $42.8 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $72.7 million, or 0.6%, were 30 to 59 days (or one payment) past due. The majority of the commercial and commercial real-estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due decreased $1.6 million since June 30, 2013.
The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2013 that are current with regard to the contractual terms of the loan agreement represent 97.4% of the total home equity portfolio. Residential real-estate loans, excluding loans acquired with evidence of credit quality deterioration since origination, at September 30, 2013 that are current with regards to the contractual terms of the loan agreements comprise 95.3% of total residential real-estate loans outstanding.
Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$121,485	$120,920	$118,083	$120,084
Additions, net	26,413	27,452	75,791	81,179
Return to performing status	(805)	(1,005)	(1,622)	(3,043)
Payments received	(8,251)	(14,773)	(22,924)	(29,236)
Transfer to OREO and other repossessed assets	(7,854)	(4,760)	(20,015)	(17,916)
Charge-offs	(7,753)	(10,616)	(28,226)	(33,560)
Net change for niche loans (1)	26	673	2,174	383
Balance at end of period	$123,261	$117,891	$123,261	$117,891

(1)	This includes activity for premium finance receivables and indirect consumer loans.
See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of non-performing loans and the loan aging during the respective periods.
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
Management determined that the allowance for loan losses was appropriate at September 30, 2013, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance for loan losses at beginning of period	$106,842	$111,920	$107,351	$110,381
Provision for credit losses	11,580	18,192	42,080	51,740
Other adjustments	(205)	(534)	(743)	(1,044)
Reclassification from (to) allowance for unfunded lending-related commitments	284	626	136	953
Charge-offs:
Commercial	3,281	3,315	8,914	12,623
Commercial real-estate	6,982	17,000	25,228	34,455
Home equity	711	1,543	4,893	5,865
Residential real-estate	328	1,027	2,573	1,590
Premium finance receivables—commercial	1,294	886	3,668	2,467
Premium finance receivables—life insurance	3	—	3	16
Indirect consumer	23	73	71	157
Consumer and other	193	93	402	454
Total charge-offs	12,815	23,937	45,752	57,627
Recoveries:
Commercial	756	349	1,319	852
Commercial real-estate	272	5,352	1,224	5,657
Home equity	43	52	376	385
Residential real-estate	64	8	87	13
Premium finance receivables—commercial	314	191	878	621
Premium finance receivables—life insurance	2	15	11	54
Indirect consumer	12	25	44	76
Consumer and other	39	28	177	226
Total recoveries	1,502	6,020	4,116	7,884
Net charge-offs	(11,313)	(17,917)	(41,636)	(49,743)
Allowance for loan losses at period end	$107,188	$112,287	$107,188	$112,287
Allowance for unfunded lending-related commitments at period end	1,267	12,627	1,267	12,627
Allowance for credit losses at period end	$108,455	$124,914	$108,455	$124,914
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.32%	0.44%	0.34%	0.61%
Commercial real-estate	0.65	1.27	0.80	1.07
Home equity	0.36	0.73	0.79	0.88
Residential real-estate	0.12	0.44	0.42	0.27
Premium finance receivables—commercial	0.17	0.14	0.18	0.14
Premium finance receivables—life insurance	—	—	—	—
Indirect consumer	0.08	0.25	0.06	0.15
Consumer and other	0.48	0.22	0.25	0.26
Total loans, net of unearned income, excluding covered loans	0.34%	0.60%	0.44%	0.58%
Net charge-offs as a percentage of the provision for credit losses	97.69%	98.49%	98.95%	96.14%
Loans at period-end, excluding covered loans			$12,581,039	$11,489,900
Allowance for loan losses as a percentage of loans at period end			0.85%	0.98%
Allowance for credit losses as a percentage of loans at period end			0.86%	1.09%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.3 million as of September 30, 2013 compared to $12.6 million as of September 30, 2012. The decrease since the prior period was primarily attributable to the funding in the second and third quarter of 2013 of two letters of credit.

Additions to the allowance for loan losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for loan losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for loan losses. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of activity within the allowance for loan losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio, excluding covered loans.
How We Determine the Allowance for Credit Losses
The allowance for loan losses includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. As part of the Problem Loan Reporting system review, the Company analyzes the loan for purposes of calculating our specific impairment reserves and a general reserve. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of the specific impairment reserve and general reserve as it relates to the allowance for credit losses for each loan category and the total loan portfolio, excluding covered loans.
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
At September 30, 2013, the Company had $176.3 million of impaired loans with $99.4 million of this balance requiring $14.3 million of specific impairment reserves. At June 30, 2013, the Company had $190.1 million of impaired loans with $96.5 million of this balance requiring $11.8 million of specific impairment reserves. The most significant fluctuations in impaired loans with specific impairment from June 30, 2013 to September 30, 2013 occurred within the land and retail portfolios. The recorded investment requiring specific impairment of the land portfolio increased $3.4 million, which was primarily the result of four credits totaling $3.6 million requiring specific impairment of $726,000. Similarly, the recorded investment in the retail portfolio increased $5.9 million, which was primarily the result of six credits totaling $8.0 million requiring $1.6 million of specific impairment. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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

Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, such as Miami, Phoenix or Southern California, however the Company’s markets have clearly been under stress. As of September 30, 2013, home equity loans and residential mortgages comprised 6% and 3%, respectively, of the Company’s total loan portfolio. At September 30, 2013, approximately 3.6% of all of the Company’s residential mortgage loans, excluding covered loans and loans acquired with evidence of credit quality deterioration since origination, and approximately 1.5% of all of the Company’s home equity loans, are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrate that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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

TDRs
At September 30, 2013, the Company had $115.0 million in loans modified in TDRs. The $115.0 million in TDRs represents 161 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $126.2 million representing 167 credits at June 30, 2013 and decreased from $147.2 million representing 181 credits at September 30, 2012.
These actions were taken on a case-by-case basis working with these borrowers to find a concession that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of all or a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.
Subsequent to its restructuring, any TDR with a below market rate concession that becomes nonaccrual will remain classified by the Company as a TDR for its duration and will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at September 30, 2013 and approximately $4.4 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at September 30, 2013, the Company was committed to lend additional funds to borrowers totaling $3.4 million under the contractual terms of TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(Dollars in thousands)	2013	2013	2012
Accruing TDRs:
Commercial	$6,174	$7,316	$21,126
Commercial real-estate	70,346	82,072	102,251
Residential real-estate and other	2,685	4,422	5,014
Total accruing TDRs	$79,205	$93,810	$128,391
Non-accrual TDRs: (1)
Commercial	$2,199	$1,904	$924
Commercial real-estate	30,442	28,552	15,399
Residential real-estate and other	3,157	1,930	2,482
Total non-accrual TDRs	$35,798	$32,386	$18,805
Total TDRs:
Commercial	$8,373	$9,220	$22,050
Commercial real-estate	100,788	110,624	117,650
Residential real-estate and other	5,842	6,352	7,496
Total TDRs	$115,003	$126,196	$147,196
Weighted-average contractual interest rate of TDRs	4.12%	4.06%	4.21%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of September 30, 2013 and 2012, and shows the changes in the balance during those periods:

Three Months Ended September 30, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$9,220	$110,624	$6,352	$126,196
Additions during the period	—	3,003	1,000	4,003
Reductions:
Charge-offs	(584)	(4,923)	(3)	(5,510)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(92)	—	—	(92)
Payments received	(171)	(7,916)	(1,507)	(9,594)
Balance at period end	$8,373	$100,788	$5,842	$115,003

Three Months Ended September 30, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$23,040	$141,877	$7,389	$172,306
Additions during the period	442	8,638	457	9,537
Reductions:
Charge-offs	(638)	(8,878)	(338)	(9,854)
Transferred to OREO and other repossessed assets	—	(1,012)	—	(1,012)
Removal of TDR loan status (1)	(163)	—	—	(163)
Payments received	(631)	(22,975)	(12)	(23,618)
Balance at period end	$22,050	$117,650	$7,496	$147,196

Nine Months Ended September 30, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$17,995	$102,415	$6,063	$126,473
Additions during the period	708	18,262	1,778	20,748
Reductions:
Charge-offs	(2,753)	(6,666)	(260)	(9,679)
Transferred to OREO and other repossessed assets	(3,800)	(837)	(103)	(4,740)
Removal of TDR loan status (1)	(2,932)	—	—	(2,932)
Payments received	(845)	(12,386)	(1,636)	(14,867)
Balance at period end	$8,373	$100,788	$5,842	$115,003

Nine Months Ended September 30, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$10,834	$112,796	$6,888	$130,518
Additions during the period	13,325	55,017	1,546	69,888
Reductions:
Charge-offs	(799)	(11,536)	(632)	(12,967)
Transferred to OREO and other repossessed assets	—	(3,141)	—	(3,141)
Removal of TDR loan status (1)	(363)	(1,877)	(273)	(2,513)
Payments received	(947)	(33,609)	(33)	(34,589)
Balance at period end	$22,050	$117,650	$7,496	$147,196

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$57,025	$72,553	$62,891	$86,523
Disposal/resolved	(10,194)	(10,604)	(27,180)	(29,808)
Transfers in at fair value, less costs to sell	9,619	6,895	19,009	22,621
Additions from acquisition	—	—	6,818	—
Fair value adjustments	(1,200)	(1,467)	(6,288)	(11,959)
Balance at end of period	$55,250	$67,377	$55,250	$67,377

	Period End
(Dollars in thousands)	September 30, 2013	June 30, 2013	September 30, 2012
Residential real-estate	$6,421	$7,327	$8,241
Residential real-estate development	4,551	6,950	13,872
Commercial real-estate	44,278	42,748	45,264
Total	$55,250	$57,025	$67,377

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
Since the Company’s primary source of interest bearing liabilities is from customer deposits, the Company’s ability to manage the types and terms of such deposits is somewhat limited by customer preferences and local competition in the market areas in which the banks operate. The rates, terms and interest rate indices of the Company’s interest earning assets result primarily from the Company’s strategy of investing in loans and securities that permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving an acceptable interest rate spread.
The Company’s exposure to interest rate risk is reviewed on a regular basis by management and the Risk Management Committees of the boards of directors of the banks and the Company. The objective is to measure the effect on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximize net interest income.
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at September 30, 2013, December 31, 2012 and September 30, 2012 is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
September 30, 2013	5.8%	3.0%	(5.1)%	(9.8)%
December 31, 2012	5.1%	2.4%	(3.5)%	(7.6)%
September 30, 2012	5.0%	2.4%	(3.3)%	(7.0)%
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
One method utilized by financial institutions to manage interest rate risk is to enter into derivative financial instruments. A derivative financial instrument includes interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 14 of the Consolidated Financial Statements presented under Item 1 of this report for further information on the Company’s derivative financial instruments.

During the third quarter of 2013, the Company entered into covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2013.

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
Item 1: Legal Proceedings
The Company and its subsidiaries, from time to time, are subject to pending and threatened legal action and proceedings arising in the ordinary course of business.
In accordance with applicable accounting principles, the Company establishes an accrued liability for litigation actions and proceedings when those actions present loss contingencies which are both probable and estimable. In actions for which a loss is reasonably possible in future periods, the Company determines whether it can estimate a loss or range of possible loss. To determine whether a possible loss is estimable, the Company reviews and evaluates its material litigation on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. This review may include information learned through the discovery process, rulings on substantive or dispositive motions, and settlement discussions.
On March 15, 2012, a former mortgage loan originator employed by Wintrust Mortgage Company, named Wintrust Financial Corporation, Barrington Bank & Trust and its subsidiary, Wintrust Mortgage Company, as defendants in a Fair Labor Standards Act class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (the “FLSA Litigation”). The suit asserts that Wintrust Mortgage Company violated the federal Fair Labor Standards Act and challenges the manner in which Wintrust Mortgage Company classified its loan originators and compensated them for their work. The suit also seeks to assert these claims as a class. On September 30, 2013, the Court entered an order conditionally certifying an “opt-in” class in this case. Notice to the potential class members was sent on or about October 22, 2013, primarily informing the putative class of the right to opt-into the class and setting a deadline for same. The Company has reserved an amount for the FLSA Litigation that is immaterial to its results of operations or financial condition. Such class action litigation necessarily involves substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to estimate whether, or to what extent, any loss with respect to this litigation may exceed the amounts reserved by the Company.
Based on information currently available and upon consultation with counsel, management believes that the eventual outcome of any pending or threatened legal actions and proceedings will not have a material adverse effect on the operations or financial condition of the Company. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations or financial condition for a particular period.
Item 1A: Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2012.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2013. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:

(a)	Exhibits

10.1
Sixth Amendment Agreement, dated as of October 25, 2013, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2013)

10.2
Seventh Amendment Agreement, dated as of November 7, 2013, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2013)

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	November 7, 2013	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)