Form 10-K
period 2013-12-31
WINTRUST FINANCIAL CORP
filed 2014-02-28
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2013 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $38.28, as reported by the NASDAQ Global Select Market, was $1,419,767,800.
As of February 21, 2014, the registrant had 46,208,380 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 22, 2014 are incorporated by reference into Part III.

PART I
ITEM I. BUSINESS
Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $18.1 billion as of December 31, 2013. We conduct our businesses through three segments: community banking, specialty finance and wealth management.
We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area and in southeastern Wisconsin (“our market area”) through our fifteen wholly owned banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. (“Barrington Bank”). For the years ended December 31, 2013, 2012 and 2011, the community banking segment had net revenues of $599 million, $597 million and $510 million, respectively, and net income of $88 million, $73 million and $40 million, respectively. The community banking segment had total assets of $15.1 billion, $14.8 billion and $13.3 billion as of December 31, 2013, 2012 and 2011, respectively. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations. The community banking segment accounted for approximately 77% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2013.

We provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”) and our Canadian premium finance company, First Insurance Funding of Canada (“FIFC Canada”), and short-term accounts receivable financing (“Tricom finance receivables”) and outsourced administrative services through our wholly owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2013, 2012 and 2011, the specialty finance segment had net revenues of $105 million, $91 million and $88 million, respectively, and net income of $38 million, $31 million and $33 million, respectively. The specialty finance segment had total assets of $2.5 billion, $2.3 billion and $2.2 billion as of December 31, 2013, 2012 and 2011, respectively. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations. The specialty finance segment accounted for 13% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2013.
We provide a full range of wealth management services primarily to customers in our market area through three separate subsidiaries, including The Chicago Trust Company, N.A. (“CTC”), Wayne Hummer Investments, LLC (“WHI”) and Great Lakes Advisors, LLC (“Great Lakes Advisors”). For the years ended December 31, 2013, 2012 and 2011, the wealth management segment had net revenues of $80 million, $67 million and $59 million, respectively, and net income of $11 million, $6 million and $5 million, respectively. The wealth management segment had total assets of $494 million, $437 million and $422 million as of December 31, 2013, 2012 and 2011, respectively. All of these measurements are based on our reportable segments and do not reflect intersegment eliminations. The wealth management segment accounted for 10% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2013.
Our Business
Community Banking
Through our banks, we provide community-oriented, personal and commercial banking services to customers located in our market area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks' local service areas. The banks have a community banking and marketing strategy. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our decentralized corporate structure to our advantage, we offer our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer's deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. We also have a downtown Chicago office that works with each of our banks to capture commercial and industrial business. Our commercial and industrial lenders in our downtown office operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, consumer, and real estate loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.
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
We now own fifteen banks, including nine Illinois-chartered banks, Lake Forest Bank, Hinsdale Bank and Trust Company (“Hinsdale Bank”), North Shore Community Bank and Trust Company (“North Shore Community Bank”), Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of the Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and five nationally chartered banks, Barrington Bank, Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). As of December 31, 2013, we had 124 banking locations.
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
We also engage in the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, and provide other loan closing services to a network of mortgage brokers. Wintrust Mortgage provides mortgage banking operations using its enhanced loan origination and documentation system, allowing our customers access to improved product offerings. Wintrust Mortgage sells many of its loans with servicing released, however, Wintrust Mortgage does engage in servicing of loans sold into the secondary market. Wintrust Mortgage maintains principal origination offices in a number of states, including Illinois, and originates loans in states through correspondent channels.

We also offer several niche lending products through the banks. These include Barrington Bank's Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank's mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area and Lake Forest Bank's franchise lending program which provides lending to restaurant franchisees.
Specialty Finance
We conduct our specialty finance businesses through non-bank subsidiaries. Our wholly owned subsidiary, FIFC, engages in the premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance. We also engage in commercial insurance premium finance in Canada through our wholly owned subsidiary FIFC Canada.
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
FIFC also finances life insurance policy premiums generally used for estate planning purposes of high net-worth borrowers. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The cash surrender value of the life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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
Premium finance loans made by FIFC and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country and Canada. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers, however one of the insurers represents approximately 12% of such balances and two additional insurers each of which represent approximately 4% of such balances. FIFC and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of FIFC's life insurance premium finance policies provide for an event of default and allow FIFC to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIFC or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers.
Through our wholly owned subsidiary, Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2013, Tricom processed payrolls with associated client billings of approximately $495 million and contributed approximately $8.3 million to our revenue, net of interest expense. Net revenue is based on our reportable segments and does not reflect intersegment eliminations.
In 2013, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 59%, 33% and 8%, respectively, of the total revenues of our specialty finance business.
Wealth Management Activities
We offer a full range of wealth management services through three separate subsidiaries, including trust and investment services, asset management and securities brokerage services.
Great Lakes Advisors, our registered investment adviser, provides money management services and advisory services to individuals, mutual funds and institutional municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial supervision for a wide range of pension, 401(k) and profit-sharing plans as well as money management and advisory services to CTC. At December 31, 2013, the Company’s wealth management subsidiaries had approximately $18.0 billion of assets under administration, which includes $2.0 billion of assets owned by the Company and its subsidiary banks.
CTC, our trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of our fifteen banks. CTC is subject to regulation, supervision and regular examination by the OCC.
In 2002, we acquired WHI, our registered broker/dealer subsidiary, which has been operating since 1931. Through WHI, we provide a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and has established branch locations in offices at a majority of our banks. WHI also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.

Strategy and Competition
Historically, we have executed a growth strategy through branch openings and de novo bank formations, expansion of our wealth management and premium finance business, development of specialized earning asset niches and acquisitions of other community-oriented banks or specialty finance companies. However, beginning in 2006, we made a decision to slow our growth due to unfavorable credit spreads, loosened underwriting standards by many of our competitors, and intense price competition. During 2008 we were able to raise additional capital. With $300 million of additional capital, we began to increase our lending and deposits in late 2008. This additional capital allowed us to be in a position to take advantage of opportunities in a disrupted marketplace from 2009 through 2012 by:

•	Increasing our lending as other financial institutions pulled back;

•
Hiring quality lenders and other staff away from larger and smaller institutions that may have substantially deviated from a customer-focused approach or who may have substantially limited the ability of their staff to provide credit or other services to their customers;

•
Investing in dislocated assets such as the purchased life insurance premium finance portfolio, the Canadian commercial premium finance portfolio, trust and investment management companies and certain collateralized mortgage obligations;

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
The Company has employed certain strategies throughout 2013 to manage net income amid an environment characterized by low interest rates and increased competition. In general, the Company has taken a steady and measured approach to grow strategically and manage expenses. Specifically, the Company has:

•	Leveraged its internal loan pipeline and external growth opportunities to grow earnings assets to increase net interest income;

•	Continued efforts to reduce interest costs by improving our funding mix;

•	Written call option contracts on certain securities as an economic hedge to enhance the securities' overall return;

•	Entered into mirror-image swap transactions to both satisfy customer preferences and maintain variable rate exposure;

•
Purchased interest rate cap derivatives to offset margin compression caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities in a potential rising rate environment;

•	Completed strategic acquisitions to expand presence in existing and complimentary markets;

•	Focused on cost control and leveraging our current infrastructure to grow without a commensurate increase in operating expenses.
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
As a mid-size financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. We continue to add lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Consequently, management views technology as a great equalizer to offset some of the inherent advantages of its significantly larger competitors. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital raising capabilities.
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
Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage's size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation makes the firm well positioned to compete in this environment. In 2013, we expanded our mortgage banking business through the acquisition of certain assets and liabilities of Surety Financial Services of Sherman Oaks, California. While earnings will fluctuate with the rise and fall of long-term interest rates, mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.
In 2013 we furthered our growth strategy by purchasing, through certain of our banking subsidiaries, additional banks and banking locations. We completed two acquisitions which added a total of 12 new banking locations primarily in Chicago and its surrounding suburbs as well as a location in northwest Indiana. Both of these acquisitions allowed us to expand our franchise into strategic locations on a cost-effective basis. In addition, the Company opened new branch locations in Illinois in Round Lake Beach, Elk Grove Village, Oak Lawn, Geneva and Chicago (Pullman and Logan Square neighborhoods) along with a branch in Milwaukee, Wisconsin. We believe that strategic acquisitions and branch expansion will allow us to grow into contiguous markets which we do not currently service and expand our footprint.
Specialty Finance
FIFC encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services and other lending institutions. Some of its competitors are larger and have greater financial and other resources. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely funding of qualifying contracts. We believe that our commitment to service also distinguishes us from our competitors. Additionally, we believe that FIFC's acquisition of a large life insurance premium finance portfolio and related assets in 2009 enhanced our ability to market and sell life insurance premium finance products. FIFC Canada competes with one national commercial premium finance company and a few regional providers.
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
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.
The following is a description of some of the laws and regulations that currently affect our business. By necessity, the descriptions below are summaries that do not purport to be complete, and that are qualified in their entirety by reference to those statutes and regulations discussed, and all regulatory interpretations thereof. In recent years, lawmakers and regulators have increased their focus on the financial services industry. Additional changes in applicable laws, regulations, or the interpretations thereof are possible, and could have a material adverse effect on our business or the business of our subsidiaries.
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
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) amended the BHC Act to establish a new regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect financial holding company status. Financial holding companies and their non-bank subsidiaries may engage in an expanded range of activities that are considered to be financial in nature, or incidental or complementary to financial activities, if the Federal Reserve determines that such activities pose no substantial risk to the safety or soundness of depository institutions or the financial system in general, including the businesses conducted by our wealth management subsidiaries.
Maintaining our financial holding company status requires that our subsidiary banks remain “well-capitalized” and “well-managed” as defined by regulation and maintain at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”). In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we must also remain well-capitalized and well-managed to maintain our financial holding company status. If we or our subsidiary banks fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions and/or be required to cease and possibly divest of operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company.
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
Acquisitions of Ownership
Acquisitions of our voting stock above certain thresholds may be subject to prior regulatory notice or approval under applicable federal and state banking laws. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the BHC Act, the Change in Bank Control Act, the Illinois Banking Act and Wisconsin banking laws.
Regulatory Reform
The Dodd-Frank Act strengthened the ability of the federal bank regulatory agencies to supervise and examine bank holding companies and their subsidiaries. The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the Consumer Financial Protection Bureau (“CFPB”), which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and its subsidiaries. For further discussion of the most recent developments under the Dodd-Frank Act, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the BHC Act, the so-called “Volcker Rule,” which generally restricts certain banking entities, and their subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. On December 10, 2013, five U.S. financial regulators, including the Federal Reserve, the FDIC and the OCC, adopted final rules implementing the Volcker Rule. The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds.  Further, the final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. These rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some differences in compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiaries. These rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.

We have evaluated the implications of these rules on our investments and determined that some of the securities in our investment portfolio will be subject to the Volcker Rule and, absent any further amendments to the Volcker Rule, will have to be divested or converted prior to July 21, 2015. In one instance, the need to divest that security at a fixed near-term date caused us to record an other-than-temporary impairment of $3.3 million on that security in the fourth quarter of 2013. We do not believe that any other required divestitures or reporting requirements will have any material financial implications on the Company.
Capital Requirements
We are subject to various regulatory capital requirements both at the Company and at the subsidiary bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well capitalized standards. These capital rules have undergone significant changes with the adoption by the federal banking agencies of final rules that will implement Basel III requirements, which are discussed below.
Under current rules, as a bank holding company, we are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 capital (generally common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles). The remainder may consist of Tier 2 capital, which, subject to certain conditions and limitations, consists of: the allowance for credit losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock. The Federal Reserve has stated that Tier 1 voting common equity should be the predominant form of capital.
In addition, the Federal Reserve requires a minimum leverage ratio of Tier 1 capital to total assets of 3.0% for the most highly-rated bank holding companies, and 4% for all other bank holding companies. As of December 31, 2013, the Company's total capital to risk-weighted assets ratio was 12.9%, its Tier 1 Capital to risk-weighted asset ratio was 12.2% and its Tier 1 leverage ratio was 10.5%.
Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well capitalized standards.
The Basel Committee on Banking Supervision has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, generally referred to as “Basel III.” In July 2013, the federal banking agencies jointly issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital and create a new capital measure called “Tier 1 Common Equity,” which must constitute at least 4.5% of risk-weighted assets;

•	specify that Tier 1 capital consists only of Tier 1 Common Equity and certain “Additional Tier 1 Capital” instruments meeting specified requirements;

•	increase the minimum Tier 1 capital ratio requirement from 4% to 6%;

•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;

•	permit most banking organizations, including the Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;

•
implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three-year period beginning January 1, 2016, which buffer is generally required to make capital distributions and pay executive bonuses;

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•
require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and

•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.
Under the final rules, compliance is required beginning January 1, 2015, for most banking organizations, including the Company, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We are still in the process of assessing the impacts of these complex final rules; however, we believe that we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. However, the Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation.
Capital Planning and Stress Testing Requirements
On October 12, 2012, the Federal Reserve published two final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act: one for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion, and one for U.S. bank holding companies with total consolidated assets of $50 billion or more. Under the rule applicable to the Company, which became effective November 15, 2012, we are required to conduct annual company-run stress tests using data as of September 30 of each year and different scenarios provided by the Federal Reserve. Submissions are due to the Federal Reserve during the first quarter of each following year. For further discussion of capital planning and stress testing requirements, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
Payment of Dividends and Share Repurchases
We are a legal entity separate and distinct from our banking and non-banking subsidiaries. Since our consolidated net income consists largely of net income of our bank and non-bank subsidiaries, our ability to pay dividends depends largely upon our receipt of dividends from our subsidiaries. There are various federal and state law limitations on the extent to which our banking subsidiaries can declare and pay dividends to us, including minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, and general regulatory oversight to prevent unsafe or unsound practices. No assurances can be given that the banks will, in any circumstances, pay dividends to the Company.
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

FDICIA and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. Depository institutions are placed into one of five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution that fails to remain well-capitalized will be subject to a series of restrictions that increase as its capital condition worsens. For example, institutions that are less than well-capitalized are barred from soliciting, taking or rolling over brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) if the depository institution would be undercapitalized thereafter. Undercapitalized depository institutions are subject to growth limitations and must submit a capital restoration plan, which must be guaranteed by the institution's holding company. In addition, an undercapitalized institution is subject to increased monitoring and asset growth restrictions and is subject to greater regulatory approval requirements. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution. Guidance from the federal banking agencies also indicates that a holding company may be required to provide assurances that a subsidiary bank will comply with any requirements imposed on it under prompt corrective action.
As a result of the Dodd-Frank Act, bank holding companies will be subject to an “early remediation” regime that is substantially similar to the prompt corrective action regime applicable to banks. The remedial actions also increase as the condition of the holding company deteriorates, although the proposed holding company regime would use several forward-looking triggers to identify when a holding company is in troubled condition, beyond just the capital ratios used under the prompt corrective action regime.
As of December 31, 2013 and 2012, each of the Company's banks was categorized as “well capitalized.” In order to maintain the Company's designation as a financial holding company, each of the banks is required to maintain capital ratios at or above the “well capitalized” levels. Management is committed to maintaining the Company's capital levels above the “well capitalized” levels established by the Federal Reserve for bank holding companies.
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

Insurance of Deposit Accounts
The deposits of each of our subsidiary banks are insured by the DIF up to applicable limits. The Dodd-Frank Act increased the standard maximum deposit insurance amount to $250,000 per depositor retroactive to January 1, 2009. Although the legislation provided unlimited deposit insurance of the net amount of certain non-interest-bearing transaction accounts that program expired on December 31, 2012.
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
In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO's bond obligations. The FICO annualized assessment rate is $0.62 and $0.64 per $100 of deposits for the first quarter of 2014 and the first quarter of 2013, respectively.
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
Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2014 the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. Our banks are in compliance with the foregoing requirements.
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
As described above, the Dodd-Frank Act established the CFPB. The law transferred to the CFPB existing regulatory authority with respect to many of these consumer related regulations, and gave the CFPB new authority under the Consumer Financial Protection Act.  In July 2011, many of the consumer financial protection functions previously assigned to other federal agencies shifted to the CFPB.  The CFPB now has broad rulemaking authority over a wide range of consumer protection laws that apply to banks and other providers of financial products and services, including the authority to prohibit “unfair, deceptive or abusive practices,” to ensure that all consumers have access to markets for consumer financial products and services, and to ensure that such markets are fair, transparent and competitive.  The Dodd-Frank Act also required the CFPB to adopt a number of new specific regulatory requirements.  These new rules may increase the costs of engaging in these activities for all market participants, including our subsidiaries.  In addition to the CFPB, other federal and state regulators have issued, and may in the future issue, regulations and guidance affecting aspects of our business. The developments may impose additional burdens on us and our subsidiaries.  The CFPB has broad supervisory, examination and enforcement authority.  Although we and our subsidiary banks are not subject to CFPB examination, the actions taken by the CFPB, including from its rulemaking authority, may influence enforcement actions and positions taken by other federal and state regulators, including those with jurisdiction over us and our subsidiaries.  Finally, the Dodd-Frank Act authorizes state attorneys general and other state officials to enforce consumer protection rules issued by the CFPB.
Mortgage Related Rule Changes Generally
The Dodd-Frank Act amended the Truth in Lending Act and the Real Estate Settlement Procedures Act to impose a number of new requirements regarding the origination and servicing of residential mortgage loans. These amendments created a variety of new consumer protections. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
Ability to Repay Rule
On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.
As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.
Changes to Mortgage Loan Originator Compensation
Previously existing regulations concerning the compensation of mortgage loan originators have been amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.
Mortgage Loan Servicing
On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers. The new servicing rules took effect on January 10, 2014.
In order to ensure compliance with the Dodd-Frank Act mortgage-related rules the Company consolidated it’s consumer mortgage loan origination and loan servicing operations within the Wintrust Mortgage division of Barrington Bank. All consumer mortgage applications are taken through Wintrust Mortgage which has extensively trained loan originators located at each of our branches. While in certain limited cases our banks may offer specialized consumer mortgages to our customers, we expect that on a going forward basis consumer mortgages for all of our banks will be originated and closed by Wintrust Mortgage. Wintrust Mortgage then sells loans to third parties or to our banks. To the extent that we retain consumer mortgage loans in our bank portfolios, our banks have engaged the Wintrust Mortgage to provide loan servicing. We believe that by centralizing loan origination and servicing operations we will not only meet the new compliance requirements but reduce costs associated with such compliance.
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
Anti-Money Laundering Programs
The Bank Secrecy Act (“BSA”) and USA PATRIOT Act of 2001 contain anti-money laundering (“AML”) and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The BSA, as amended by the USA PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an AML program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Each of our subsidiary banks is subject to the BSA and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML program. We have implemented policies, procedures and internal controls that are designed to comply with these AML requirements.

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
Broker-Dealer and Investment Adviser Regulation
WHI and Great Lakes Advisors are subject to extensive regulation under federal and state securities laws. WHI is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and the U.S. Virgin Islands. Both WHI and Great Lakes Advisors are registered as investment advisers with the SEC. In addition, WHI is a member of several self-regulatory organizations (“SROs”), including FINRA and the Chicago Stock Exchange. Although WHI is required to be registered with the SEC, much of its regulation has been delegated to SROs that the SEC oversees, including FINRA and the national securities exchanges. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. WHI is also subject to regulation by state securities commissions in states in which it conducts business. WHI and Great Lakes Advisors are registered only with the SEC as investment advisers, but certain of their advisory personnel are subject to regulation by state securities regulatory agencies.
As a result of federal and state registrations and SRO memberships, WHI is subject to overlapping schemes of regulation that cover all aspects of its securities businesses. Such regulations cover, among other things, minimum net capital requirements; uses and safekeeping of clients' funds; record-keeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; personnel-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions; limitations on the amounts and types of fees and commissions that may be charged to customers; and regulation of proprietary trading activities and affiliate transactions. Violations of the laws and regulations governing a broker-dealer's actions can result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of a broker-dealer or its officers or employees, or other similar actions by both federal and state securities administrators, as well as the SROs.
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
WHI in its capacity as an investment adviser is subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and shareholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser's engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines.
Employees
At December 31, 2013, the Company and its subsidiaries employed a total of 3,413 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
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
Investment Securities Portfolio
The following table presents the fair value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2013, 2012 and 2011:

(Dollars in thousands)	2013	2012	2011
U.S. Treasury	$336,095	$219,487	$16,173
U.S. Government agencies	895,688	990,039	765,916
Municipal	152,716	110,471	60,098
Corporate notes:
Financial issuers	128,944	140,675	142,644
Other	6,094	14,131	27,292
Mortgage-backed: (1)
Mortgage-backed securities	548,198	197,260	218,612
Collateralized mortgage obligations	57,027	74,314	29,939
Other equity securities	51,528	49,699	31,123
Total available-for-sale securities	$2,176,290	$1,796,076	$1,291,797
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.
Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2013 and 2012 are included by reference to Note 3 to the Consolidated Financial Statements presented under Item 8 of this report. The fair value of available-for-sale securities as of December 31, 2013, by maturity distribution, is as follows:

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Other Equities	Total
U.S. Treasury	$12,029	142,144	181,922	—	—	—	336,095
U.S. Government agencies	236,420	81,304	88,296	489,668	—	—	895,688
Municipal	18,257	38,265	37,150	59,044	—	—	152,716
Corporate notes:
Financial issuers	250	92,762	22,652	13,280	—	—	128,944
Other	2,212	3,882	—	—	—	—	6,094
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	548,198	—	548,198
Collateralized mortgage obligations	—	—	—	—	57,027	—	57,027
Other equity securities	—	—	—	—	—	51,528	51,528
Total available-for-sale securities	$269,168	358,357	330,020	561,992	605,225	51,528	2,176,290
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2013:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Other Equities	Total
U.S. Treasury	0.42%	0.38%	1.61%	—	—	—	1.05%
U.S. Government agencies	0.35%	0.48%	2.87%	3.18%	—	—	2.16%
Municipal	2.53%	2.87%	3.61%	4.38%	—	—	3.59%
Corporate notes:
Financial issuers	0.61%	1.50%	1.66%	5.39%	—	—	1.93%
Other	2.54%	2.42%	—	—	—	—	2.46%
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	3.20%	—	3.20%
Collateralized mortgage obligations	—	—	—	—	2.17%	—	2.17%
Other equity securities	—	—	—	—	—	4.24%	4.24%
Total available-for-sale securities	0.52%	0.98%	2.18%	3.36%	3.10%	4.24%	2.39%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

ITEM 1A.	RISK FACTORS
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
The U.S. economy was in a recession from the third quarter of 2008 to the second quarter of 2009, and economic activity continues to be restrained. The housing and real estate markets have also been experiencing extraordinary slowdowns since 2007. Additionally, unemployment rates remained historically high during these periods. These factors have had a significant negative effect on us and other companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil has led to an increase in charge-offs and has negatively impacted consumer confidence and the level of business activity. However, net charge-offs, excluding covered loans, decreased to $56.1 million in 2013 from $74.8 million in 2012 and non-performing loans, excluding covered loans, decreased to $103.3 million as of December 31, 2013 from $118.1 million as of December 31, 2012. Our balance of other real estate owned (“OREO”), excluding covered other real estate owned, was $50.5 million at December 31, 2013 and $62.9 million at December 31, 2012. Continued weakness or further deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have given them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Since our business is concentrated in the Chicago metropolitan and southeast Wisconsin metropolitan areas, further declines in the economy of this region could adversely affect our business.
Except for our premium finance business and certain other niche businesses, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan and southeast Wisconsin metropolitan areas. The local economic conditions in these areas significantly impact the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Specifically, most of the loans in our portfolio are secured by real estate located in the Chicago metropolitan area. Like many areas, our local market area has experienced significant volatility in real estate values in recent years. Further declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors impacting these local markets could, in turn, have a material adverse effect on our financial condition and results of operations. Continued deterioration in the real estate markets where collateral for our mortgage loans is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan, and in turn the value of our assets.
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
Because our allowance for loan losses represents an estimate of probable losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly if there is continued deterioration in general economic or market conditions or events that adversely affect specific customers. In 2013, we charged off $56.1 million in loans, excluding covered loans, (net of recoveries) and decreased our allowance for loan losses, excluding the allowance for covered loans, from $107.4 million at December 31, 2012 to $96.9 million at December 31, 2013. Our allowance for loan losses, excluding the allowance for covered loans, represents 0.75% of total loans, excluding covered loans outstanding at December 31, 2013, compared to 0.91% at December 31, 2012.
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
The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy remains weak for a prolonged period or experiences further deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $3.3 billion or 25% of our total loan portfolio, at December 31, 2013, compared to $2.9 billion, or 24% of our total loan portfolio, at December 31, 2012.
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
As of both December 31, 2013 and December 31, 2012, approximately 40%, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties. In particular, market conditions in the Chicago metropolitan area, in which a majority of our real estate loans are concentrated, have declined significantly beginning in 2007. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, which reduce the customer's borrowing power and the value of the collateral securing the loan, for the last six years, we have experienced higher than normal levels of charge-offs and provisions for loan losses. Increases in commercial and consumer delinquency levels or additional declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.
Any inaccurate assumptions in our analytical and forecasting models could cause us to miscalculate our projected revenue or losses, which could adversely affect our financial condition.

We use analytical and forecasting models to estimate the effects of economic conditions on our loan portfolio and probable loan performance. Those models reflect certain assumptions about market forces, including interest rates and consumer behavior that may be incorrect. If our analytical and forecasting models’ underlying assumptions are incorrect, improperly applied, or otherwise inadequate, we may suffer deleterious effects such as higher than expected loan losses, lower than expected net interest income, or unanticipated charge-offs, any of which could have a material adverse effect on our business, financial condition and results of operations.
Unanticipated changes in prevailing interest rates and the effects of changing regulation could adversely affect our net interest income, which is our largest source of income.
Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $550.6 million and $519.5 million for the years ended December 31, 2013 and 2012, respectively.

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
We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately, $4.8 million and $10.5 million and $13.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.
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
Continued weakness or worsening of the economy, real estate markets or unemployment levels may increase the likelihood that one or more of these events will occur. If our liquidity is adversely affected, it may have a material adverse effect on our business, results of operations and financial condition.
The financial services industry is very competitive, and if we are not able to compete effectively, we may lose market share and our business could suffer.
We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Many of these competitors have substantially greater resources and market presence than Wintrust and, as a result of their size, may be able to offer a broader range of products and services, better pricing for those products and services , or newer technologies to deliver those products and services than we can. Several of our local competitors have experienced improvements in their financial condition over the past year and are better positioned to compete for loans, acquisitions and personnel. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits.
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
As part of our growth strategy, we have made opportunistic partial acquisitions of troubled financial institutions in transactions facilitated by the FDIC through our bank subsidiaries. These acquisitions, and any future FDIC-assisted transactions we may undertake, involve greater risk than traditional acquisitions because they are typically conducted on an accelerated basis, allowing less time for us to prepare for and evaluate possible transactions, or to prepare for integration of an acquired institution. These transactions also present risks of customer loss, strain on management resources related to collection and management of problem loans and problems related to the integration of operations and personnel of the acquired financial institutions. As a result, there can be no assurance that we will be able to successfully integrate the financial institutions we acquire, or that we will realize the anticipated benefits of the acquisitions. Additionally, while the FDIC may agree to assume certain losses in transactions that it facilitates, there can be no assurances that we would not be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction. Any such transactions and related issuances of stock may have dilutive effect on earnings per share. Furthermore, we may face competition from other financial institutions with respect to proposed FDIC-assisted transactions.
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
The Company's available-for-sale and trading securities are carried at fair value. Major disruptions in the capital markets experienced in the past six years have impacted investor demand for all classes of securities and resulted in volatility in the fair values of the Company's investment securities.
Accounting standards require the Company to categorize these according to a fair value hierarchy. As of December 31, 2013, over 97% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of these assets, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.
The remaining securities in our investment securities portfolio were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. Recent market disruptions make valuation of such securities even more difficult and subjective. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2013, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.
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
Failures of our information technology systems may adversely affect our operations.
We are increasingly dependent upon computer and other information technology systems to manage our business. We rely upon information technology systems to process, record, monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. While we perform a review of controls instituted by our critical vendors in accordance with industry standards, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Our systems may also be affected by events that are beyond our control, which may include, for example, computer viruses, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions and security breaches, our efforts may not be adequate to prevent problems that could materially adversely affect our business, financial condition and results of operations.

Failures by or of our vendors may adversely affect our operations.

We use and rely upon many external vendors to provide us with day-to-day products and services essential to our operations. We are thus exposed to risk that such vendors will not perform as contracted or at agreed-upon service levels. The failure of our vendors to perform as contracted or at necessary service levels for any reason could disrupt our operations, which could adversely affect our business. In addition, if any of our vendors experience insolvency or other business failure, such failure could affect our ability to obtain necessary products or services from a substitute vendor in a timely and cost-effective manner or prevent us from effectively pursuing certain business objectives entirely. Our failure to implement business objectives due to vendor nonperformance could adversely affect our financial condition and results of operations.

We issue debit cards, and debit card transactions pose a particular cybersecurity risk that is outside of our control.

Debit card numbers are susceptible to theft at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon retailers’ vigilance and willingness to invest in technology and upgrades. Despite third-party security risks that are beyond our control, we offer our customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace. Offering such protection to our customers exposes us to potential losses which, in the event of a data breach at one or more retailers of considerable magnitude, may adversely affect our business, financial condition, and results of operations.
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

If we are unable to attract and retain experienced and qualified personnel, our ability to provide high quality service will be diminished, we may lose key customer relationships, and our results of operations may suffer.
We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. Our business model is dependent upon our ability to provide high quality and personal service. In addition, as a holding company that conducts its operations through our subsidiaries, we are focused on providing entrepreneurial-based compensation to the chief executives of each our business units. As a Company with start-up and growth oriented operations, we are cognizant that to attract and retain the managerial talent necessary to operate and grow our businesses we often have to compensate our executives with a view to the business we expect them to manage, rather than the size of the business they currently manage. Accordingly any executive compensation restrictions may negatively impact our ability to retain and attract senior management. The departure of a senior manager or other key personnel may damage relationships with certain customers, or certain customers may choose to follow such personnel to a competitor. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition.
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
De novo operations often involve significant expenses and delayed returns and may negatively impact Wintrust's profitability.
Our financial results have been and will continue to be impacted by our strategy of branch openings and de novo bank formations. We expect to increase the opening of additional branches as market conditions improve and, if the interest rate environment and economic climate and regulatory conditions become favorable, may resume de novo bank formations. Based on our experience, we believe that it generally takes over 13 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or more than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these branches or banks will ever be profitable. Moreover, the FDIC's recent issuance extending the enhanced supervisory period for de novo banks from three to seven years, including higher capital requirements during this period, could also delay a new bank's ability to contribute to the Company's earnings and impact the Company's willingness to expand through de novo bank formation. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by startup costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our business, financial condition and results of operations.

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
The ability of a third party to acquire us is also limited under applicable banking regulations. The Bank Holding Company Act of 1956 requires any “bank holding company” (as defined in that Act) to obtain the approval of the Federal Reserve prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act of 1978. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the Bank Holding Company Act. For purposes of calculating ownership thresholds under these banking regulations, bank regulators would likely at least take the position that the minimum number of shares, and could take the position that the maximum number of shares, of Wintrust common stock that a holder is entitled to receive pursuant to securities convertible into or settled in Wintrust common stock, including pursuant to Wintrust's warrants to purchase Wintrust common stock held by such holder, must be taken into account in calculating a shareholder's aggregate holdings of Wintrust common stock.
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

If our credit rating is lowered, our financing costs could increase.

We have recently undergone credit rating of our financial obligations for the first time. We have been rated by Fitch Ratings as BBB.

Our creditworthiness is not fixed and should be expected to change over time as a result of company performance and industry conditions. We cannot give any assurances that our credit ratings will remain at current levels, and it is possible that our ratings could be lowered or withdrawn by Fitch Ratings. Any actual or threatened downgrade or withdrawal of our credit rating could affect our perception in the marketplace and ability to raise capital, and could increase our debt financing costs.
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

Additional discussion of the Dodd-Frank Act may be found in this report under “Business - Supervision and Regulation” and “Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview and Strategy-Financial Regulatory Reform.”

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

Financial reform legislation and increased regulatory rigor around mortgage-related issues may reduce our ability to market our products to consumers and may limit our ability to profitably operate our mortgage business.

The Dodd-Frank Act also established the CFPB within the Federal Reserve, which now regulates consumer financial products and services. On July 21, 2011, many of the consumer financial protection functions previously assigned to other federal agencies shifted to the CFPB. The CFPB now has broad rulemaking authority over a wide range of consumer protection laws that apply to banks and other providers of consumer financial services, including the authority to prohibit “unfair, deceptive or abusive acts or practices,” and to enact regulations to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The Dodd-Frank Act also required the CFPB to adopt a number of new specific regulatory requirements. These new rules may increase the costs of engaging in these activities for all market participants, including our subsidiaries. Additionally, the CFPB has broad supervisory, examination and enforcement authority. Although we and our subsidiary banks are not subject to CFPB examination, the actions taken by the CFPB may influence enforcement actions and positions taken by other federal and state regulators, including those with jurisdiction over us and our subsidiaries. In addition, in the wake of the mortgage crisis of the last few years, federal and state banking regulators are closely examining the mortgage and mortgage servicing activities of depository financial institutions. Should the regulatory agencies have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our profits. Finally, the Dodd-Frank Act authorizes state attorneys general and other state officials to enforce certain consumer protection rules issued by the CFPB.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered "predatory." These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a "qualified mortgage" may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.
Regulatory initiatives regarding bank capital requirements may require heightened capital.

The Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which will increase both the amount and quality of capital that financial institutions must hold will both impact our capital requirements. Specifically, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Generally, financial institutions will become subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes.

The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act and the Basel III Rule, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

In October 2012, the Federal Reserve published a final rule implementing the stress test requirements under the Dodd-Frank Act, which are designed to evaluate the sufficiency of a banking organization's capital to support its operations during periods of stress. As a bank holding company with between $10 billion and $50 billion in total consolidated assets, we were required to conduct annual stress tests based on scenarios provided by the Federal Reserve, beginning in the fall of 2013, and will be required to publicly disclose the results of our 2014 stress tests in 2015. This stress test requirement has increased our compliance costs. We anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact our net income and our return on equity.
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
We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, FIFC, and financing for the payment of commercial insurance premiums in Canada through our wholly owned subsidiary, FIFC Canada. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2013, we had $2.2 billion of commercial insurance premium finance loans outstanding, of which $1.9 billion were originated in the U.S. by FIFC and $274.8 million were originated in Canada by FIFC Canada. Together, these loans represented 16% of our total loan portfolio as of such date.
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
While FIFC is licensed as required and carefully monitors compliance with regulation of each of its businesses, there can be no assurance that FIFC will not be negatively impacted by material changes in the regulatory environment. FIFC Canada is not required to be licensed in most provinces of Canada, but there can be no assurance that future regulations which impact the business of FIFC Canada will not be enacted.
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
FIFC and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers; however, one of the insurers represents approximately 12% of such balances and two additional insurers each of which represents approximately 4% of such balances. FIFC and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIFC and FIFC Canada can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIFC and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

Our wealth management business in general, and WHI's brokerage operation, in particular, exposes us to certain risks associated with the securities industry.
Our wealth management business in general, and WHI's brokerage operations in particular, present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect our wealth management operations. Each of our wealth management operations is dependent on a small number of professionals whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our results of operations. In addition, we are subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were inappropriately traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by our wealth management operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois. The Company’s banks operate through 124 banking facilities, the majority of which are owned. The Company owns 182 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. Excess space in certain properties is leased to third parties.
The Company’s wealth management subsidiaries have one location in downtown Chicago, one in Appleton, Wisconsin, and one in Florida, all of which are leased, as well as office locations at several of our banks. Wintrust Mortgage, a division of Barrington Bank, is headquartered in our corporate headquarters in Rosemont, Illinois and has 48 locations in eleven states, all of which are leased, as well as office locations at several of our banks. FIFC has one location in Northbrook, Illinois which is owned and locations in Jersey City, New Jersey and Long Island, New York which are leased. FIFC Canada has two locations in Canada that are leased, located in Toronto, Ontario and Vancouver, British Columbia. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
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

On March 15, 2012, a former mortgage loan originator employed by Wintrust Mortgage Company, named Wintrust, Barrington Bank and its subsidiary, Wintrust Mortgage Company, as defendants in a Fair Labor Standards Act class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (the “FLSA Litigation”). The suit asserts that Wintrust Mortgage Company violated the federal Fair Labor Standards Act and challenges the manner in which Wintrust Mortgage Company classified its loan originators and compensated them for their work. The suit also seeks to assert these claims as a class. On September 30, 2013, the Court entered an order conditionally certifying an “opt-in” class in this case. Notice to the potential class members was sent on or about October 22, 2013, primarily informing the putative class of the right to opt-into the class and setting a deadline for same. Approximately 15% of the notice recipients joined the class. However, the Company anticipates that about half of these new class members will ultimately be excluded from the class. The Company has reserved an amount for the FLSA Litigation that is immaterial to its results of operations or financial condition. Such class action litigation necessarily involves substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to this litigation may exceed the amounts reserved by the Company.

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
The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2013 and 2012.

	2013		2012
	High	Low	High	Low
Fourth Quarter	$47.80	$40.61	$39.81	$34.40
Third Quarter	42.28	38.38	39.04	34.51
Second Quarter	38.70	34.63	36.85	31.67
First Quarter	38.66	35.90	36.57	28.61
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

	2008	2009	2010	2011	2012	2013
Wintrust Financial Corporation	100.00	151.00	162.76	139.43	182.36	229.03
NASDAQ — Total US	100.00	129.26	151.94	152.42	177.46	236.88
NASDAQ — Bank Index	100.00	98.65	109.85	81.92	110.37	150.79

Approximate Number of Equity Security Holders
As of February 21, 2014 there were approximately 1,473 shareholders of record of the Company’s common stock.
Dividends on Common Stock
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve a semi-annual dividend since that time. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's 5.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility amended on November 7, 2013, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility.
Following is a summary of the cash dividends paid in 2013 and 2012:

Record Date	Payable Date	Dividend per Share (1)
August 8, 2013	August 22, 2013	$0.09
February 7, 2013	February 21, 2013	$0.09
August 9, 2012	August 23, 2012	$0.09
February 9, 2012	February 23, 2012	$0.09
(1) Semi-annual dividend
On January 23, 2014, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.10 per share of outstanding common stock. The dividend was payable on February 20, 2014 to shareholders of record as of February 6, 2014.
Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The banks’ ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” on page 11 of this Form 10-K. During 2013, 2012 and 2011, the banks paid $112.8 million, $45.0 million and $27.8 million, respectively, in dividends to the Company.
Reference is also made to Note 20 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in this Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Recent Sales of Unregistered Securities
On January 22, 2013 the Company entered into an Agreement and Plan of Merger to acquire First Lansing Bancorp, Inc (“FLB”). The transaction closed on May 1, 2013. At closing, the Company issued 648,286 shares of common stock as consideration for the merger. Based on representations and warranties made by the shareholders of FLB, including representations to the Company as to their accredited investor status, their investment intent and financial sophistication, the common stock was issued in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 (the “Securities Act”) in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D and/or S thereunder.
On July 26, 2011 the Company entered into an Agreement and Plan of Merger to acquire Elgin State Bancorp, Inc (“ESBI”). The transaction closed on September 30, 2011. At closing, the Company issued 353,650 shares of common stock to the shareholders of ESBI as consideration for the merger. Based on representations and warranties made by the shareholders of ESBI, including representation to the Company as to their accredited investor status, their investment intent and financial sophistication, the common stock was issued in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act by virtue of Section 4 (2) and Regulation D.
On May 4, 2011 the Company entered into an Agreement and Plan of Merger to acquire Great Lakes Advisors. The transaction closed on July 1, 2011. At closing, the Company issued 529,087 shares of common stock to the shareholders of Great Lakes Advisors as consideration for the merger. Based on representations and warranties made by the shareholders of Great Lakes Advisors, including representations to the Company as to their accredited investor status, their investment intent and financial sophistication, the common stock was issued in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act by virtue of Section 4 (2) and Regulation D.
Issuer Purchases of Equity Securities
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2013. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Selected Financial Condition Data (at end of year):
Total assets	$18,097,783	$17,519,613	$15,893,808	$13,980,156	$12,215,620
Total loans, excluding covered loans	12,896,602	11,828,943	10,521,377	9,599,886	8,411,771
Total deposits	14,668,789	14,428,544	12,307,267	10,803,673	9,917,074
Junior subordinated debentures	249,493	249,493	249,493	249,493	249,493
Total shareholders’ equity	1,900,589	1,804,705	1,543,533	1,436,549	1,138,639
Selected Statements of Income Data:
Net interest income	$550,627	$519,516	$461,377	$415,836	$311,876
Net revenue (1)	773,024	745,608	651,075	607,996	629,523
Pre-tax adjusted earnings (2)	275,999	274,873	221,547	196,078	122,665
Net income	137,210	111,196	77,575	63,329	73,069
Net income per common share – Basic	3.33	2.81	2.08	1.08	2.23
Net income per common share – Diluted	2.75	2.31	1.67	1.02	2.18
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (2)	3.50%	3.49%	3.42%	3.37%	3.01%
Non-interest income to average assets	1.27	1.37	1.27	1.42	2.78
Non-interest expense to average assets	2.88	2.96	2.82	2.82	3.01
Net overhead ratio (2) (3)	1.60	1.59	1.55	1.40	0.23
Net overhead ratio - pre-tax adjusted earnings (2) (3)	1.57	1.48	1.61	1.62	1.66
Efficiency ratio (2) (4)	64.57	65.85	64.58	63.77	54.44
Efficiency ratio - pre-tax adjusted earnings (2) (4)	64.01	62.38	63.67	64.70	72.25
Return on average assets	0.79	0.67	0.52	0.47	0.64
Return on average common equity (2)	7.56	6.60	5.12	3.01	6.70
Return on average tangible common equity (2)	9.93	8.70	6.70	4.36	10.86
Average total assets	$17,468,249	$16,529,617	$14,920,160	$13,556,612	$11,415,322
Average total shareholders’ equity	1,856,706	1,696,276	1,484,720	1,352,135	1,081,792
Average loans to average deposits ratio (excluding covered loans)	88.9%	87.8%	88.3%	91.1%	90.5%
Average loans to average deposits ratio (including covered loans)	92.1	92.6	92.8	93.4	90.5
Common Share Data at end of year:
Market price per common share	$46.12	$36.70	$28.05	$33.03	$30.79
Book value per common share (2)	$38.47	$37.78	$34.23	$32.73	$35.27
Tangible common book value per share (2)	$29.93	$29.28	$26.72	$25.80	$23.22
Common shares outstanding	46,116,583	36,858,355	35,978,349	34,864,068	24,206,819
Other Data at end of year: (7)
Leverage Ratio	10.5%	10.0%	9.4%	10.1%	9.3%
Tier 1 Capital to risk-weighted assets	12.2	12.1	11.8	12.5	11.0
Total Capital to risk-weighted assets	12.9	13.1	13.0	13.8	12.4
Tangible Common Equity ratio (TCE) (2) (6)	7.8	7.4	7.5	8.0	4.7
Tangible Common Equity ratio, assuming full conversion of preferred stock (2) (6)	8.5	8.4	7.8	8.3	7.1
Allowance for credit losses (5)	$97,641	$121,988	$123,612	$118,037	$101,831
Non-performing loans	103,334	118,083	120,084	141,958	131,804
Allowance for credit losses(5) to total loans, excluding covered loans	0.76%	1.03%	1.17%	1.23%	1.21%
Non-performing loans to total loans, excluding covered loans	0.80	1.00	1.14	1.48	1.57
Number of:
Bank subsidiaries	15	15	15	15	15
Non-bank subsidiaries	8	8	7	8	8
Banking offices	124	111	99	86	78

(1)	Net revenue includes net interest income and non-interest income

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.

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

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	the financial success and economic viability of the borrowers of our commercial loans;

•	market conditions in the commercial real estate market in the Chicago metropolitan area;

•	the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for loan and lease losses;

•	inaccurate assumptions in our analytical and forecasting models used to manage our loan portfolio;

•
changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of the Company’s recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	any negative perception of the Company’s reputation or financial strength;

•	ability to raise additional capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;

•	adverse effects on our information technology systems resulting from failures, human error or tampering;

•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;

•	increased costs as a result of protecting our customers from the impact of stolen debit card information;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	the impact of any claims or legal actions, including any effect on our reputation;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the expenses and delayed returns inherent in opening new branches and de novo banks;

•	examinations and challenges by tax authorities;

•	changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements;

•	the ability of the Company to receive dividends from its subsidiaries;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

•
legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those resulting from the Dodd-Frank Act;

•	a lowering of our credit rating;

•	restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business resulting from the Dodd-Frank Act;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;

•	the impact of heightened capital requirements;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	the Company’s ability to comply with covenants under its credit facility; and

•	fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2013. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Form 10-K.
OPERATING SUMMARY
Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			% or Basis Point (bp)change	% or Basis Point (bp)change
(Dollars in thousands, except per share data)	2013	2012	2011	2012 to 2013	2011 to 2012
Net income	$137,210	$111,196	$77,575	23%	43%
Net income per common share — Diluted	2.75	2.31	1.67	19	38
Pre-tax adjusted earnings (1)	275,999	274,873	221,547	—	24
Net revenue (2)	773,024	745,608	651,075	4	15
Net interest income	550,627	519,516	461,377	6	13
Net interest margin (1)	3.50%	3.49%	3.42%	1bp	7bp
Net overhead ratio (1) (3)	1.60	1.59	1.55	1	4
Net overhead ratio, based on pre-tax adjusted earnings (1) (3)	1.57	1.48	1.61	9	(13)
Efficiency ratio (1) (4)	64.57	65.85	64.58	(128)	127
Efficiency ratio, based on pre-tax adjusted earnings (1) (4)	64.01	62.38	63.67	163	(129)
Return on average assets	0.79	0.67	0.52	12	15
Return on average common equity(1)	7.56	6.60	5.12	96	148
Return on average tangible common equity (1)	9.93	8.70	6.70	123	200
At end of period
Total assets	$18,097,783	$17,519,613	$15,893,808	3%	10%
Total loans, excluding loans held-for-sale, excluding covered loans	12,896,602	11,828,943	10,521,377	9	12
Total loans, including loans held-for-sale, excluding covered loans	13,230,929	12,241,143	10,841,901	8	13
Total deposits	14,668,789	14,428,544	12,307,267	2	17
Total shareholders’ equity	1,900,589	1,804,705	1,543,533	5	17
Tangible common equity ratio (TCE) (1)	7.8%	7.4%	7.5%	40bp	(10)bp
Tangible common equity ratio, assuming full conversion of preferred stock (1)	8.5	8.4	7.8	10bp	60bp
Book value per common share (1)	$38.47	$37.78	$34.23	2%	10%
Tangible common book value per common share (1)	29.93	29.28	26.72	2	10
Market price per common share	46.12	36.70	28.05	26	31

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

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible common book value per share as useful measurements of the Company’s equity. Pre-tax adjusted earnings is a significant metric in assessing the Company’s operating performance. Pre-tax adjusted earnings is calculated by adjusting income before taxes to exclude the provision for credit losses and certain significant items.

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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2013	2012	2011	2010	2009
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$630,709	$627,021	$605,793	$593,107	$527,614
Taxable-equivalent adjustment:
-Loans	842	576	458	334	462
-Liquidity management assets	1,407	1,363	1,224	1,377	1,720
-Other earning assets	11	8	12	17	38
Interest Income — FTE	$632,969	$628,968	$607,487	$594,835	$529,834
(B) Interest Expense (GAAP)	80,082	107,505	144,416	177,271	215,738
Net interest income — FTE	$552,887	$521,463	$463,071	$417,564	$314,096
(C) Net Interest Income (GAAP) (A minus B)	$550,627	$519,516	$461,377	$415,836	$311,876
(D) Net interest margin (GAAP)	3.49%	3.47%	3.41%	3.35%	2.99%
Net interest margin — FTE	3.50	3.49	3.42	3.37	3.01
(E) Efficiency ratio (GAAP)	64.76	66.02	64.75	63.95	54.64
Efficiency ratio — FTE	64.57	65.85	64.58	63.77	54.44
Efficiency ratio — Based on pre-tax adjusted earnings	64.01	62.38	63.67	64.70	72.25
(F) Net overhead ratio (GAAP)	1.60	1.59	1.55	1.40	0.23
Net overhead ratio — Based on pre-tax adjusted earnings	1.57	1.48	1.61	1.62	1.66
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders' equity	$1,900,589	$1,804,705	$1,543,533	$1,436,549	$1,138,639
(G) Less: Preferred stock	(126,477)	(176,406)	(49,768)	(49,640)	(284,824)
Less: Intangible assets	(393,760)	(366,348)	(327,538)	(293,765)	(291,649)
(H) Total tangible common shareholders’ equity	$1,380,352	$1,261,951	$1,166,227	$1,093,144	$562,166
Total assets	$18,097,783	$17,519,613	$15,893,808	$13,980,156	$12,215,620
Less: Intangible assets	(393,760)	(366,348)	(327,538)	(293,765)	(291,649)
(I) Total tangible assets	$17,704,023	$17,153,265	$15,566,270	$13,686,391	$11,923,971
Tangible common equity ratio (H/I)	7.8%	7.4%	7.5%	8.0%	4.7%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.5	8.4	7.8	8.3	7.1
Calculation of Pre-Tax Adjusted Earnings
Income before taxes	$224,440	$180,132	$128,033	$100,807	$117,504
Add: Provision for credit losses	46,033	76,436	102,638	124,664	167,932
Add: OREO expenses, net	5,834	22,103	26,340	19,331	18,963
Add: Recourse obligation on loans previously sold	(692)	—	439	10,970	937
Add: Covered loan collection expense	1,716	4,759	2,831	689	—
Add: Defeasance cost	—	996	—	—	—
Add: FDIC indemnification asset amortization	372	1,387	769	—	—
Add: (Loss) gain on foreign currency remeasurement	(164)	(1)	—	—	—
Add: Fees for termination of repurchase agreements	—	2,110	—	—	—
Less: (Gain) loss from investment partnerships	(3,648)	(2,551)	600	(1,155)	(138)
Less: Gain on bargain purchases, net	—	(7,503)	(37,974)	(44,231)	(156,013)
Less: Trading (gains) losses, net	(892)	1,900	(337)	(5,165)	(26,788)
Add: Losses (gains) on available-for-sale securities, net	3,000	(4,895)	(1,792)	(9,832)	268
Pre-tax adjusted earnings	$275,999	$274,873	$221,547	$196,078	$122,665
Calculation of book value per share
Total shareholders’ equity	$1,900,589	$1,804,705	$1,543,533	$1,436,549	$1,138,639
Less: Preferred stock	(126,477)	(176,406)	(49,768)	(49,640)	(284,824)
(J) Total common equity	$1,774,112	$1,628,299	$1,493,765	$1,386,909	$853,815
Actual common shares outstanding	46,117	36,858	35,978	34,864	24,207
Add: TEU conversion shares	—	6,241	7,666	7,512	—
(K) Common shares used for book value calculation	46,117	43,099	43,644	42,376	24,207
Book value per share (J/K)	$38.47	$37.78	$34.23	$32.73	$35.27
Tangible common book value per share (H/K)	29.93	29.28	26.72	25.80	23.22
Calculation of return on average common equity
(L) Net income applicable to common shares	$128,815	$102,103	$73,447	$32,325	$53,513
Add: After-tax intangible asset amortization	2,827	2,668	2,076	1,720	1,732
(M) Tangible net income applicable to common shares	$131,642	$104,771	$75,523	$34,045	$55,245
Total average shareholders' equity	$1,856,706	$1,696,276	$1,484,720	$1,352,135	$1,081,792
Less: Average preferred stock	(153,724)	(149,373)	(49,701)	(279,865)	(283,357)
(N) Total average common shareholders' equity	$1,702,982	$1,546,903	$1,435,019	$1,072,270	$798,435
Less: Average intangible assets	(376,762)	(342,969)	(307,298)	(291,375)	(289,593)
(O) Total average tangible common shareholders' equity	$1,326,220	$1,203,934	$1,127,721	$780,895	$508,842
Return on average common equity (L/N)	7.56%	6.60%	5.12%	3.01%	6.70%
Return on average tangible common equity (M/O)	9.93	8.70	6.70	4.36	10.86

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
2013 Highlights
The Company recorded net income of $137.2 million for the year of 2013 compared to $111.2 million and $77.6 million for the years of 2012 and 2011, respectively. The results for 2013 demonstrate continued operating strengths as loans outstanding increased, credit quality measures improved, net interest margin remained stable and our deposit funding base continued its beneficial shift toward an aggregate lower cost of funds. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market.
The Company increased its loan portfolio, excluding covered loans, from $11.8 billion at December 31, 2012 to $12.9 billion at December 31, 2013. This increase was primarily a result of the Company’s commercial banking initiative, growth in the premium finance receivables as well as acquisition transactions. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” of the Consolidated Financial Statements presented under Item 8 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2013, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At December 31, 2013, the Company had overnight liquid funds and interest-bearing deposits with banks of $759.4 million compared to $1.4 billion at December 31, 2012. The decrease in liquidity from 2012 is primarily a result of the Company utilizing liquidity to fund loan growth in 2013.
The Company recorded net interest income of $550.6 million in 2013 compared to $519.5 million and $461.4 million in 2012 and 2011, respectively. The higher level of net interest income recorded in 2013 compared to 2012 resulted from an increase in average earning assets of $837.3 million. This average earning asset growth was primarily a result of the $1.2 billion increase in average loans, excluding covered loans, partially offset by a $175.1 million decrease in average covered loans and a $209.3 million decrease in liquidity management and other earning assets. The majority of the increase in average loans, excluding covered loans, consisted of increases of $387.8 million in commercial loans, $442.6 million in commercial real estate loans, $232.2 million in U.S.-originated commercial premium finance receivables, $117.3 million in Canadian-originated commercial premium finance receivables and $133.2 million in life premium finance receivables, partially offset by a $35.8 million decrease in mortgage loans held-for-sale and a $55.7 million decrease in home equity loans and other loans. The average earning asset growth of $837.3 million over the past 12 months was primarily funded by a $777.8 million increase in the average balances of interest-bearing deposits and an increase in the average balance of demand deposits of $428.6 million, partially offset by a decrease of $490.8 million of average wholesale funding.
Non-interest income totaled $222.4 million in 2013, decreasing $3.7 million, or 2%, compared to 2012. The decrease in 2013 compared to 2012 was primarily attributable to lower bargain purchase gains, decreased fees from covered call options, higher losses on available for sale securities and lower mortgage banking revenues, partially offset by higher wealth management revenues, service charges on deposit accounts and trading gains. Mortgage banking revenue in 2013 compared to 2012 decreased $3.1 million. The decrease in 2013 resulted primarily from a decrease in gains on sales of loans, which was driven by lower origination volumes primarily due to a softening of the refinance market in 2013.
Non-interest expense totaled $502.6 million in 2013, increasing $13.5 million, or 3%, compared to 2012. The increase compared to 2012 was primarily attributable to a $20.2 million increase in salaries and employee benefits. The increase in salaries and employee benefits was, in turn, attributable to a $14.3 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the company grows, a $3.6 million increase in bonus expense and commissions primarily attributable to increases in variable pay based revenue, and a $2.2 million increase in employee benefits (primarily health plan and payroll taxes related).

The Current Economic Environment
The economic environment in 2013 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. While management believes interest rates will rebound over time, the Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.
Net Interest Income
The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing. Non-interest bearing deposits as a percentage of total deposits was 19% on December 31, 2013 as compared to 17% on December 31, 2012. In 2013 the Company was able to slightly increase its net interest margin primarily due to a decrease in the rates on interest-bearing liabilities. As a result of the growth in earning assets, increased net interest margin and improvement in deposit mix, the Company increased its net interest income by $31.1 million in 2013 compared to 2012.
The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the security positions and receive fee income to compensate for net interest margin compression. Although the Company wrote fewer options in 2013 as compared to previous years, the Company recognized $4.8 million in fees on covered call options. In accordance with accounting guidance, these fees are not recorded as a component of net interest income, however the fee contribution is considered by the Company to be an additional return on the investment portfolio.
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
Non-Interest Income
In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of December 31, 2013, the Company held seven interest rate cap derivatives with a total notional value of $880.0 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In 2013, volatility in interest rates resulted in increased cap valuations as compared to 2012. The Company recognized $558,000 in trading gains in 2013 related to the mark to market of these interest rate caps.
The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $106.9 million in 2013, representing 14% of total net revenue. Mortgage banking revenue is comprised of gains on originations for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. In 2013, approximately 57% of originations were mortgages associated with new home purchases while 43% of originations were related to refinancing of mortgages. As the housing market and economy have improved, a higher percentage of originations have been attributed to new home purchases.
In 2013, the Company acquired certain assets and liabilities of Surety Financial Services. Management believes that increased regulatory and economic challenges will impact the mortgage banking industry leading to consolidation in this industry. The Company continues to evaluate strategic opportunities, like Surety, to expand our mortgage banking business.
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

Credit Quality
The Company's credit quality metrics demonstrated significant improvement in 2013. The Company continues to address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.
In particular:

•
The Company’s 2013 provision for credit losses, excluding covered loans, totaled $46.0 million, a decrease of $26.4 million when compared to 2012 and a decrease of $56.6 million when compared to 2011. Net charge-offs, excluding covered loans, decreased to $56.1 million in 2013 (of which $42.7 million related to commercial and commercial real estate loans), compared to $74.8 million in 2012 (of which $58.1 million related to commercial and commercial real estate loans) and $103.3 million in 2011 (of which $92.0 million related to commercial and commercial real estate loans).

•
The Company decreased its allowance for loan losses, excluding covered loans, to $96.9 million at December 31, 2013, reflecting a decrease of $10.4 million, or 10%, when compared to 2012. At December 31, 2013, approximately $48.7 million, or 50%, of the allowance for loan losses, excluding covered loans, was associated with commercial real estate loans and another $23.1 million, or 24%, was associated with commercial loans.

•
The Company has significant exposure to commercial real estate. At December 31, 2013, $4.2 billion, or 32%, of our loan portfolio was commercial real estate, with more than 92% located in our market area. The commercial real estate loan portfolio was comprised of $282.0 million related to land, residential and commercial construction, $642.2 million related to office buildings loans, $656.3 million related to retail loans, $633.9 million related to industrial use loans, $566.5 million related to multi-family loans and $1.4 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of December 31, 2013, the Company had approximately $46.9 million of non-performing commercial real estate loans representing approximately 1% of the total commercial real estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $103.3 million (of which $46.9 million, or 45%, was related to commercial real estate) at December 31, 2013, a decrease of $14.7 million compared to December 31, 2012. Non-performing loans decreased due to both a decline in the volume of new non-performing loans as well as the continued reduction in existing non-performing loans through the efforts of our credit workout teams.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased by $12.4 million, to $50.5 million during 2013, from $62.9 million at December 31, 2012. The decrease in other real estate owned is primarily a result of disposals during 2013. The $50.5 million of other real estate owned as of December 31, 2013 was comprised of $3.9 million of residential real estate development property, $41.1 million of commercial real estate property and $5.5 million of residential real estate property.

During 2013, Management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. This strategic effort was implemented in 2009. Management believes that some financial institutions have taken a longer term view of problem loan situations, hoping to realize higher values on acquired collateral through extended marketing efforts or an improvement in market conditions. Management believed that the distressed macro-economic conditions would continue to exist in 2013 and that the banking industry’s continued elevated levels in non-performing loans would lead to many properties being sold by financial institutions, thus saturating the market and possibly driving fair values of non-performing loans and foreclosed collateral further downwards. Accordingly, since 2009 the Company has attempted to liquidate as many non-performing loans and assets as possible. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment. The Company continues to take advantage of the opportunities that many times result from distressed credit markets — specifically, a dislocation of assets, banks and people in the overall market.

The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $140.7 million as of December 31, 2013, decreasing $11.3 million compared to the balance of $152.0 million as of December 31, 2012. Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. Additionally in 2013, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2013, approximately $107.1 million in loans had terms modified, with $78.6 million of these modified loans in accruing status. These actions helped financially stressed borrowers maintain their homes or businesses and kept these loans in an accruing status for the Company. The Company considers restructuring loans when it appears that both the borrower and the Company can benefit and preserve a solid and sustainable relationship. See Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans of the Consolidated Financial Statements presented under Item 8 of this report for additional discussion of restructured loans.
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $3.8 million and $4.3 million at December 31, 2013 and 2012, respectively.
Community Banking
As of December 31, 2013, our community banking franchise consisted of 15 community banks with 124 locations. Through these banks, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks’ local service areas. These services include traditional deposit products such as demand, NOW, money market, savings and time deposit accounts, as well as a number of unique deposit products targeted to specific market segments. The banks also offer home equity, home mortgage, consumer, real estate and commercial loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas. Profitability of our community banking franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of acquiring banking operations and establishing de novo banks.
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
Funding mix and related costs. Our most significant source of funding is core deposits, which are comprised of non-interest bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is our principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Our profitability has been bolstered in recent years as fixed term certificates of deposit have been renewing at lower rates given the historically low interest rate levels in the marketplace recently and growth in non-interest bearing deposits as a result of the Company’s commercial banking initiative.
Level of non-performing loans and other real estate owned. The level of non-performing loans and other real estate owned can significantly impact our profitability as these loans and other real estate owned do not accrue any income, can be subject to charge-offs and write-downs due to deteriorating market conditions and generally result in additional legal and collections expenses. While these costs, specifically problem loan expenses, have been at elevated levels in recent years, the Company recorded less expense in 2013 as a result of improvement in credit quality during the year.
Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized a decrease of $3.1 million in mortgage banking revenue in 2013 compared to 2012 as a result of a decrease in gains on sales of loans, which was driven by lower origination volumes primarily due to a softening of the refinance market in 2013. The Company recognized increased mortgage banking revenue in 2012 compared to 2011 as a result of an increase in gains on sales of loans, which was driven by higher origination volumes in 2012 due to a favorable mortgage interest rate environment.
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
In determining the timing of the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. We began to slow the rate of growth of new locations in 2007 due to tightening net interest margins on new business which, in the opinion of management, did not provide enough net interest spread to be able to garner a sufficient return on our invested capital. From the second quarter of 2008 to the first quarter of 2010, we did not establish a new banking location either through a de novo opening or through an acquisition, due to the financial system crisis and recessionary economy and our decision to utilize our capital to support our existing franchise rather than deploy our capital for expansion through new locations which tend to operate at a loss in the early months of operation. Thus, while expansion activity from 2007 through 2009 had been at a level below earlier periods in our history, we have resumed the formation of additional branches and acquisitions of additional banks. See discussion of 2012 and 2013 acquisition activity in the “Recent Acquisition Transactions” section below.
In addition to the factors considered above, before we engage in expansion through de novo branches we must first make a determination that the expansion fulfills our objective of enhancing shareholder value through potential future earnings growth and enhancement of the overall franchise value of the Company. Generally, we believe that, in normal market conditions, expansion through de novo growth is a better long-term investment than acquiring banks because the cost to bring a de novo location to profitability is generally substantially less than the premium paid for the acquisition of a healthy bank. Each opportunity to expand is unique from a cost and benefit perspective. Both FDIC-assisted and non-FDIC-assisted acquisitions offer a unique opportunity for the Company to expand into new and existing markets in a non-traditional manner. Potential acquisitions are reviewed in a similar manner as a de novo branch opportunities, however, FDIC-assisted and non-FDIC-assisted acquisitions have the ability to immediately enhance shareholder value. Factors including the valuation of our stock, other economic market conditions, the size and scope of the particular expansion opportunity and competitive landscape all influence the decision to expand via de novo growth or through acquisition.
Specialty Finance
Through our specialty finance segment, we offer financing of insurance premiums for businesses and individuals; accounts receivable financing, value-added, out-sourced administrative services; and other specialty finance businesses. Our wholly owned subsidiary, FIFC, engages in the insurance premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance. We also engage in commercial insurance premium finance in Canada through our wholly owned subsidiary FIFC Canada. Our wholly owned subsidiary, Tricom, provides high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry.
Financing of Commercial Insurance Premiums
FIFC and FIFC Canada originated approximately $5.0 billion in commercial insurance premium finance receivables in 2013. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by FIFC and FIFC Canada working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because of the indirect nature of this lending and because the borrowers are located nationwide, this segment is more susceptible to third party fraud than relationship lending. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of FIFC, increased both the Company’s net charge-offs and provision for credit losses by $15.7 million. Actions have been taken by the Company to decrease the likelihood of this type of loss from recurring in this line of business for the Company by the enhancement of various control procedures to mitigate the risks associated with this lending. The Company conducted a thorough review of the FIFC premium finance — commercial portfolio and found no signs of similar situations. In the second quarter of 2011, the Company recovered $5.0 million from insurance coverage of the $15.7 million fraud loss. The Company continues to pursue additional recoveries, but does not anticipate any significant additional recoveries.
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
Financing of Life Insurance Premiums
FIFC finances life insurance policy premiums generally used for estate planning purposes of high net-worth borrowers. In 2009, FIFC expanded this niche lending business segment when it purchased a portfolio of domestic life insurance premium finance loans for an aggregate purchase price of $745.9 million.
FIFC originated approximately $482.3 million in life insurance premium finance receivables in 2013. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and/or legal counsel. The cash surrender value of the life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position. Similar to the commercial insurance premium finance receivables, the majority of life insurance premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.
The Company believes that its life insurance premium finance loans have a lower level of risk and delinquency than the Company’s commercial and residential real estate loans because of the nature of the collateral. The life insurance policy is the primary form of collateral. If cash surrender value is not sufficient, then letters of credit, marketable securities or certificates of deposit are used to provide additional security. Since the collateral is highly liquid and generally has a value in excess of the loan amount, any defaults or delinquencies are generally cured relatively quickly by the borrower or the collateral is generally liquidated in an expeditious manner to satisfy the loan obligation. As of December 31, 2013, greater than 99% of life insurance premium finance loans are fully secured. However, less than 1% of the loans are partially unsecured and in those cases, a greater risk exists for default. No loans are originated on a fully unsecured basis.
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
Wealth Management
We offer a full range of wealth management services including trust and investment services, asset management solutions, securities brokerage services, and 401(k) and retirement plan services through three separate subsidiaries (WHI, CTC and Great Lakes Advisors).
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

Financial Regulatory Reform
The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. Our banking regulators have introduced, and continue to introduce, new regulations, supervisory guidance, and enforcement actions related to the Dodd-Frank Act. We are unable to predict the nature, extent, or impact of any additional changes to statutes or regulations, including the interpretation, implementation, or enforcement thereof, which may occur in the future.
The exact impact of the changing regulatory environment on our business and operations depends upon the final implementing regulations and the actions of our competitors, customers, and other market participants. However, the changes mandated by the Dodd-Frank Act, as well as other possible legislative and regulatory changes, generally could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses. We have already experienced significant increases in compliance related costs and we expect that compliance with the Dodd-Frank Act and its' implementing regulations will require us to invest significant additional management attention and resources. We will continue to monitor the impact that the implementation of applicable rules, regulations and policies arising out of the Dodd-Frank Act will have on our organization.
Recent Rules Regarding Mortgage Origination and Servicing
The CFPB has indicated that the mortgage industry is an area of supervisory focus. In 2013, the CFPB released final regulations governing a wide variety of mortgage origination and servicing practices to implement provisions of the Dodd-Frank Act. Among other things, these regulations require mortgage lenders to assess and verify borrowers' “ability to pay” and establish a safe harbor for mortgages that meet certain criteria. For mortgages that do not meet the safe harbor's criteria, the Dodd-Frank Act provides for enhanced liability for the mortgage lender as well as assignees. The CFPB’s new regulations also cover compensation of loan officers and brokers, escrow accounts for payment of taxes and insurance, mortgage billing statements, force-placed insurance, and servicing practices with respect to delinquent borrowers and loss mitigation procedures. We have centralized our mortgage origination and servicing operations and implemented compliance programs for each of these new requirements as applicable to our business. For further discussion of the rules related to mortgage origination and servicing and our compliance see “Business - Supervision and Regulation.”
In addition to changes to the specific regulations governing our mortgage business, regulatory enforcement policies remain an important consideration in the operation of our business. In 2012, for example, the largest mortgage lenders and servicers entered into settlements with federal and state regulators regarding mortgage origination and servicing practices. While the Company, the banks and Wintrust Mortgage were not parties to these settlements, and are not subject to examination by the CFPB, the terms of the settlements may influence regulators' future actions and expectations of mortgage lenders generally.
There are additional proposals to further amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2014 or beyond. For example, proposals to reform the residential mortgage market may include changes to the operations of Fannie Mae and Freddie Mac (including potential winding down of operations), and reduction of mortgage loan products available in Federal Housing Administration programs.
Developments Related to Capital and Liquidity
After an extended rulemaking process that included a prolonged comment period, in July 2013, the federal banking agencies approved the implementation of sweeping regulatory capital reforms and promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).
The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. For banks of our size, a number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier

1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.
The Basel III Rule requires:

•	A new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above. Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015. However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extended until 2019. We believe we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.
In October 2012, the Federal Reserve published a final rule implementing the stress test requirements under the Dodd-Frank Act, which are designed to evaluate the sufficiency of a banking organization's capital to support its operations during periods of stress. As a bank holding company with between $10 billion and $50 billion in total consolidated assets, we were required to conduct annual stress tests based on scenarios provided by the Federal Reserve, beginning in the fall of 2013. Beginning with our 2014 stress test, we will also be required to publicly disclose the results of our stress tests. While depository institutions that meet certain asset thresholds are subject to the stress test requirements, currently none of our subsidiary banks will be subject to the recent stress test rules.
Recent Acquisition Transactions
Non-FDIC-Assisted Transactions
Acquisition of Diamond Bancorp
On October 18, 2013, the Company completed its acquisition of Diamond Bancorp, Inc. ("Diamond"). Diamond was the parent company of Diamond Bank, FSB ("Diamond Bank"), which operated four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. As part of the transaction, Diamond Bank was merged into the Company's wholly-owned subsidiary bank, North Shore Community Bank. Diamond Bank had approximately $169 million in assets and $140 million in deposits as of the acquisition date, prior to purchase accounting adjustments. The Company recorded goodwill of $8.4 million on the acquisition.

Acquisition of certain assets and liabilities of Surety Financial Services
On October 1, 2013, the Company announced that its subsidiary, Barrington Bank through its division Wintrust Mortgage, acquired certain assets and assumed certain liabilities of the mortgage banking business of Surety Financial Services ("Surety") of Sherman Oaks, California. Surety had five offices located in southern California which originated approximately $1.0 billion in the twelve months prior to the acquisition date.

Acquisition of First Lansing Bancorp, Inc
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
Acquisition of HPK Financial Corporation.
On December 12, 2012, the Company completed its acquisition of HPK Financial Corporation (“HPK”). HPK was the parent company of Hyde Park Bank & Trust Company, an Illinois state bank, (“Hyde Park Bank”), which operated two banking locations in the Hyde Park neighborhood of Chicago, Illinois. As part of the transaction, Hyde Park Bank merged into the Company's wholly-owned subsidiary bank, Beverly Bank, and the two acquired banking locations are operating as branches of Beverly Bank under the brand name Hyde Park Bank. HPK had approximately $358 million in assets and $243 million in deposits as of the acquisition date. The Company recorded goodwill of $12.6 million on the acquisition.
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
Loans comprise the majority of the assets acquired in FDIC-assisted transactions and are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, OREO, and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to loss-sharing agreements as “covered loans”

and use the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. At their respective acquisition dates, the Company estimated the fair value of the reimbursable losses, which were approximately $67.2 million and$13.2 million, related to the First United Bank, and Charter National, respectively. As no loans were acquired by the Company in the acquisition of Second Federal, there is no fair value of reimbursable losses. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
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

Other Completed Transactions

Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, Hinsdale Bank completed the sale of the deposits and the current banking operations of Second Federal, which were acquired in an FDIC-assisted transaction described above, to an unaffiliated credit union.
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
Conversion of Preferred Stock
On August 26, 2008, the Company sold 50,000 shares of its Series A Preferred Stock. The terms of the Series A Preferred Stock provided that holders of the Series A Preferred Stock may convert their shares into common stock at any time. On July 19, 2013, pursuant to such terms, the holder of the Company's Series A Preferred Stock elected to convert all 50,000 shares of the Series A Preferred Stock issued and outstanding into 1,944,000 shares of the Company's common stock, no par value, at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. No separate consideration was paid to the Company for the issuance of the shares of the Company’s common stock.
Tangible Equity Units
In December 2010, the Company sold 4.6 million 7.50% tangible equity units at a public offering price of $50.00 per unit.  Each tangible equity unit was comprised of a prepaid common stock purchase contract and a junior subordinated amortizing note due December 15, 2013.  In December 2013, the Company settled the prepaid common stock purchase contract by delivering approximately 6.1 million shares of the Company’s common stock to the holders of the purchase contract.  No separate consideration was paid to the Company for the issuance of the shares of the Company's common stock. The Company also made the final payment on the junior subordinated amortizing note.

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
Estimations of Fair Value
A portion of the Company’s assets and liabilities are carried at fair value on the Consolidated Statements of Condition, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable accounting principles generally accepted in the United States. These include the Company’s trading account securities, available-for-sale securities, derivatives, mortgage loans held-for-sale and mortgage servicing rights. The estimation of fair value also affects certain other mortgage loans held-for-sale, which are not recorded at fair value but are recorded at the lower of cost or market. The determination of fair value is important for certain other assets, including goodwill and other intangible assets, impaired loans, and other real estate owned that are periodically evaluated for impairment using fair value estimates.
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
Impairment Testing of Goodwill
The Company performs impairment testing of goodwill on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. Valuations are estimated in good faith by management through the use of publicly available valuations of comparable entities and discounted cash flow models using internal financial projections in the reporting unit’s business plan.
The goodwill impairment analysis involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit was determined to have been higher than its fair value, the second step would have to be performed to measure the amount of impairment loss. The second step allocates the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical purchase price allocation analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.
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
As of December 31, 2013, the Company had three reporting units; Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2013 goodwill impairment testing of each reporting unit on their respective annual testing dates, the fair values for all three reporting units were in excess of their carrying value. No goodwill impairment was indicated for any of the reporting units.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as new banks since December 1991. Wintrust is still a relatively young company that has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 124 offices at the end of 2013. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $4.9 billion in premium finance receivables in 2013. FIFC Canada, acquired in 2012, originated $628.5 million in Canadian commercial premium finance receivables in 2013. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.
Earnings Summary
Net income for the year ended December 31, 2013, totaled $137.2 million, or $2.75 per diluted common share, compared to $111.2 million, or $2.31 per diluted common share, in 2012, and $77.6 million, or $1.67 per diluted common share, in 2011. During 2013, net income increased by $26.0 million while earnings per diluted common share increased by $0.44. During 2012, net income increased by $33.6 million while earnings per diluted common share increased by $0.64. Financial results in 2013 increased from 2012 as a result of decreases in interest expense on deposits, the provision for credit losses and OREO expense, as well as an increase in wealth management revenues partially offset by increased salary and employee benefit costs, and fewer bargain purchase gains, gains on available-for-sale securities and fees from covered call options. Financial results in 2012 increased from 2011 as a result of increases in mortgage banking revenue and interest income on loans as well as decreases in both interest expense on deposits and the provision for credit losses partially offset by increased salary and employee benefit costs and fewer bargain purchase gains.
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
Tax-equivalent net interest income in 2013 totaled $552.9 million, up from $521.5 million in 2012 and $463.1 million in 2011, representing an increase of $31.4 million, or 6%, in 2013 and an increase of $58.4 million, or 13%, in 2012. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2013 and 2012. Average earning assets increased $837.3 million, or 6%, in 2013 and $1.4 billion, or 10%, in 2012. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans, excluding covered loans, increased $1.2 billion, or 11%, in 2013 and $1.4 billion, or 14%, in 2012. Total average loans, excluding covered loans, as a percentage of total average earning assets were 81%, 77% and 75% in 2013, 2012 and 2011, respectively. The average yield on loans, excluding covered loans, was 4.34% in 2013, 4.60% in 2012 and 5.03% in 2011, reflecting a decrease of 26 basis points in 2013 and a decrease of 43 basis points in 2012. The lower loan yields in 2013 compared to 2012 and 2012 compared to 2011 are a result of the negative impact of both competitive and economic pricing pressures. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 0.45% in 2013, 0.62% in 2012 and 0.88% in 2011, representing a decrease of 17 basis points in 2013 and 26 basis points in 2012. The lower level of interest bearing deposits rates in 2013 compared to 2012 and 2012 compared to 2011 was primarily due to continued downward re-pricing of retail deposits in recent years. Net interest margin increased slightly to 3.50% in 2013 compared to 3.49% in 2012.
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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs
The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2013, 2012 and 2011. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations.

	Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Interest bearing deposits with banks	$612,205	$1,644	0.27%	$971,978	$1,552	0.16%	$898,967	$3,419	0.38%
Securities	1,925,520	41,205	2.14	1,764,676	42,047	2.38	1,895,566	49,740	2.62
Federal funds sold and securities purchased under resale agreements	19,498	27	0.14	26,500	39	0.14	45,624	116	0.25
Total liquidity management assets (1) (7)	2,557,223	42,876	1.68%	2,763,154	43,638	1.58%	2,840,157	53,275	1.88%
Other earning assets (1) (2) (7)	26,554	816	3.07	29,967	882	2.94	28,570	816	2.86
Loans, net of unearned income (1) (3) (6) (7)	12,742,202	553,035	4.34	11,520,499	530,446	4.60	10,145,462	509,870	5.03
Covered loans (6)	462,518	36,242	7.84	637,607	54,002	8.47	520,550	43,526	8.36
Total earning assets (7)	15,788,497	632,969	4.01%	14,951,227	628,968	4.21%	13,534,739	607,487	4.49%
Allowance for loan losses	(124,970)			(134,946)			(127,660)
Cash and due from banks	222,453			172,215			138,795
Other assets	1,582,269			1,541,121			1,374,286
Total assets	$17,468,249			$16,529,617			$14,920,160
Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW accounts	$2,049,573	$3,009	0.15%	$1,787,001	$3,996	0.22%	$1,568,151	$5,614	0.36%
Wealth management deposits	987,885	706	0.07	923,974	974	0.11	705,736	740	0.10
Money market accounts	3,048,045	7,199	0.24	2,381,731	7,358	0.31	1,985,881	8,639	0.44
Savings accounts	1,300,681	2,744	0.21	1,036,350	2,221	0.21	795,828	2,188	0.27
Time deposits	4,460,670	39,533	0.89	4,940,000	53,756	1.09	4,956,926	70,757	1.43
Total interest bearing deposits	11,846,854	53,191	0.45%	11,069,056	68,305	0.62%	10,012,522	87,938	0.88%
Federal Home Loan Bank advances	423,221	11,013	2.60	459,972	12,104	2.63	449,874	16,320	3.63
Notes payable and other borrowings	269,311	4,341	1.61	437,970	8,965	2.05	384,256	11,023	2.87
Secured borrowings — owed to securitization investors	—	—	—	273,753	5,087	1.86	600,000	12,113	2.02
Subordinated notes	10,521	168	1.57	22,158	428	1.90	43,411	750	1.70
Junior subordinated notes	249,493	11,369	4.49	249,493	12,616	4.97	249,493	16,272	6.43
Total interest-bearing liabilities	$12,799,400	$80,082	0.62%	$12,512,402	$107,505	0.86%	$11,739,556	$144,416	1.23%
Non-interest bearing deposits	2,487,761			2,059,160			1,481,594
Other liabilities	324,382			261,779			214,290
Equity	1,856,706			1,696,276			1,484,720
Total liabilities and shareholders’ equity	$17,468,249			$16,529,617			$14,920,160
Interest rate spread (4) (7)			3.39%			3.35%			3.26%
Net free funds/contribution (5)	$2,989,097		0.11%	$2,438,825		0.14%	$1,795,183		0.16%
Net interest income/Net interest margin (7)		$552,887	3.50%		$521,463	3.49%		$463,071	3.42%

(1)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the years ended December 31, 2013, 2012 and 2011 were $2.3 million, $1.9 million and $1.7 million, respectively.

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

(6)
Interest income includes the amortization of the accretable yield related to purchased loans acquired with evidence of credit quality deterioration since origination as well as any coupon interest received on these loans.  See Note 4 to the Consolidated Financial Statements for further discussion of the amortization of the accretable yield to interest income.

(7)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.

Changes In Interest Income and Expense
The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2013 Compared to 2012			2012 Compared to 2011
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks	$808	(716)	92	$(2,133)	266	(1,867)
Securities	(4,256)	3,414	(842)	(4,498)	(3,195)	(7,693)
Federal funds sold and securities purchased under resale agreements	—	(12)	(12)	(39)	(38)	(77)
Total liquidity management assets	(3,448)	2,686	(762)	(6,670)	(2,967)	(9,637)
Other earning assets	38	(104)	(66)	24	42	66
Loans, net of unearned income	(30,630)	53,219	22,589	(46,208)	66,784	20,576
Covered loans	(3,754)	(14,006)	(17,760)	572	9,904	10,476
Total interest income	(37,794)	41,795	4,001	(52,282)	73,763	21,481

Interest Expense:
Deposits — interest bearing:
NOW accounts	(1,384)	397	(987)	(2,362)	744	(1,618)
Wealth management deposits	(261)	(7)	(268)	55	179	234
Money market accounts	(1,863)	1,704	(159)	(2,854)	1,573	(1,281)
Savings accounts	—	523	523	(545)	578	33
Time deposits	(8,161)	(6,062)	(14,223)	(16,724)	(277)	(17,001)
Total interest expense — deposits	(11,669)	(3,445)	(15,114)	(22,430)	2,797	(19,633)
Federal Home Loan Bank advances	(133)	(958)	(1,091)	(4,619)	403	(4,216)
Notes payable and other borrowings	(1,647)	(2,977)	(4,624)	(3,478)	1,420	(2,058)
Secured borrowings — owed to securitization investors	(2,538)	(2,549)	(5,087)	(898)	(6,128)	(7,026)
Subordinated notes	(64)	(196)	(260)	78	(400)	(322)
Junior subordinated notes	(1,212)	(35)	(1,247)	(3,700)	44	(3,656)
Total interest expense	(17,263)	(10,160)	(27,423)	(35,047)	(1,864)	(36,911)
Net interest income	$(20,531)	51,955	31,424	$(17,235)	75,627	58,392
The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each. The change in interest due to a difference in the number of days in the year resulting from the 2012 leap year has been allocated entirely to the change due to volume.

Non-Interest Income
Non-interest income totaled $222.4 million in 2013, $226.1 million in 2012 and $189.7 million in 2011, reflecting a decrease of 2% in 2013 compared to 2012 and an increase of 19% in 2012 compared to 2011.
The following table presents non-interest income by category for 2013, 2012 and 2011:

	Years ended December 31,			2013 compared to 2012		2012 compared to 2011
(Dollars in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Brokerage	$29,281	25,477	24,601	$3,804	15%	$876	4%
Trust and asset management	33,761	27,203	19,916	6,558	24	7,287	37
Total wealth management	63,042	52,680	44,517	10,362	20	8,163	18
Mortgage banking	106,857	109,970	56,942	(3,113)	(3)	53,028	93
Service charges on deposit accounts	20,366	16,971	14,963	3,395	20	2,008	13
(Losses) gains on available-for-sale securities	(3,000)	4,895	1,792	(7,895)	NM	3,103	173
Fees from covered call options	4,773	10,476	13,570	(5,703)	(54)	(3,094)	(23)
Gain on bargain purchases, net	—	7,503	37,974	(7,503)	NM	(30,471)	(80)
Trading gains (losses), net	892	(1,900)	337	2,792	NM	(2,237)	NM
Other:
Interest rate swap fees	7,629	9,381	6,770	(1,752)	(19)	2,611	39
Bank Owned Life Insurance	3,446	2,920	2,569	526	18	351	14
Administrative services	3,390	3,281	3,071	109	3	210	7
Miscellaneous	15,002	9,915	7,193	5,087	51	2,722	38
Total Other	29,467	25,497	19,603	3,970	16	5,894	30
Total Non-Interest Income	$222,397	226,092	189,698	$(3,695)	(2)%	$36,394	19%
 NM—Not Meaningful
Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.
Brokerage revenue is directly impacted by trading volumes. In 2013, brokerage revenue totaled $29.3 million, reflecting an increase of $3.8 million, or 15%, compared to 2012. In 2012, brokerage revenue totaled $25.5 million, reflecting an increase of $876,000, or 4%, compared to 2011. The increases in brokerage revenue in 2013 and 2012 can be attributed to increased customer trading activity.
Trust and asset management revenue totaled $33.8 million in 2013, an increase of $6.6 million, or 24%, compared to 2012. Trust and asset management revenue totaled $27.2 million in 2012, an increase of $7.3 million, or 37%, compared to 2011. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Higher asset levels from new customers and new financial advisors along with market appreciation helped drive revenue growth in 2013 and 2012.
Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage banking revenue totaled $106.9 million in 2013, $110.0 million in 2012, and $56.9 million in 2011, reflecting a decrease of $3.1 million, or 3%, in 2013, and an increase of $53.0 million, or 93%, in 2012. Mortgages originated and sold totaled $3.7 billion in 2013 compared to $3.9 billion in 2012 and $2.5 billion in 2011. The decrease in mortgage banking revenue in 2013 compared to 2012 can be mostly attributed to lower origination volumes, primarily due to the softening of the refinance market, which resulted in fewer gains on sales of loans in 2013. The increase in mortgage banking revenue in 2012 compared to 2011 results primarily from an increase in gains on sales of loans, due to higher origination volumes as a result of a favorable mortgage interest rate environment.

A summary of mortgage banking activities is shown below:

(Dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Mortgage loans originated and sold	$3,708,364	$3,866,012	$2,545,385
Mortgage loans serviced for others	961,619	1,005,372	958,749
Fair value of mortgage servicing rights (MSRs)	8,946	6,750	6,700
MSRs as a percentage of loans serviced	0.93%	0.67%	0.70%
Service charges on deposit accounts totaled $20.4 million in 2013, $17.0 million in 2012 and $15.0 million in 2011, reflecting an increase of 20% in 2013 and 13% in 2012. The increase in recent years is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.
The Company recognized $3.0 million of losses on available-for-sale securities in 2013 compared to net gains of $4.9 million in 2012 and $1.8 million in 2011. The decrease in gains on available-for-sale securities in 2013 compared to 2012 related to other-than-temporary impairment recorded on one security as a result of the Volcker Rule. The increase in net gains from 2011 to 2012 resulted primarily from Management's decision to sell certain securities in conjunction with the termination of longer-term, higher rate repurchase agreements in the fourth quarter of 2012. The Company did not recognize any other-than-temporary impairment charges in 2012 and 2011.
Fees from covered call option transactions totaled $4.8 million in 2013, $10.5 million in 2012 and $13.6 million in 2011. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased primarily as a result of fewer option transactions entered in 2013 compared to 2012 resulting in lower premiums received by the Company. Fees from covered call option transactions decreased in 2012 compared to 2011 primarily as a result of less market volatility in 2012 resulting in lower premiums received by the Company. There were no outstanding call option contracts at December 31, 2013, December 31, 2012 or December 31, 2011.
There were no gains on bargain purchases in 2013, $7.5 million in 2012, and $38.0 million in 2011, reflecting a decrease of $7.5 million in 2013 and a decrease of $30.5 million in 2012. The variance in bargain purchase gains recognized each year is a result of the number and magnitude of acquisitions transactions in a given year. Gain on bargain purchases recognized in 2012 primarily relates to the FDIC-assisted acquisitions of First United Bank by Old Plank Trail Bank and Charter National by Barrington Bank. The gain on bargain purchases in 2011 relates to the FDIC-assisted acquisition of The Bank of Commerce by Schaumburg Bank and the FDIC-assisted acquisitions of Community First Bank-Chicago and First Chicago Bank & Trust by Northbrook Bank.
The Company recognized $892,000 of trading gains in 2013, trading losses of $1.9 million in 2012, and trading gains of $337,000 in 2011. The fluctuation in 2013 and 2012 is primarily the result of fair value adjustments related to interest rate cap derivatives not designated as hedges that the Company uses to manage interest rate risk associated with rising rates on various fixed rate, longer term earning assets.
Interest rate swap fee revenue totaled $7.6 million in 2013, $9.4 million in 2012 and $6.8 million in 2011. Swap fee revenues result from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates. The decrease in swap fee revenue in 2013 compared to 2012 primarily results from fewer swap transactions in 2013. Alternatively, swap fees increased in 2012 compared to 2011 as the swap program expanded in 2012.
Bank owned life insurance (“BOLI”) generated non-interest income of $3.4 million in 2013, $2.9 million in 2012 and $2.6 million in 2011. This income typically represents adjustments to the cash surrender value of BOLI policies. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $118.5 million at December 31, 2013 and $104.6 million at December 31, 2012, and is included in other assets.

Administrative services revenue generated by Tricom was $3.4 million in 2013, $3.3 million in 2012 and $3.1 million in 2011. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. The increases in recent years are a result of an increase in the volume of Tricom’s client billings.
Miscellaneous other non-interest income totaled $15.0 million in 2013, $9.9 million in 2012 and $7.2 million in 2011. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. Fluctuation in miscellaneous other income for 2013 compared to 2012 primarily resulted from income related to certain partnerships investments of $3.6 million in 2013 compared to $2.6 million in 2012, as well as a $1.0 million increase in FDIC indemnification asset accretion. The fluctuations in miscellaneous other income for 2012 compared to 2011 can be primarily attributed to the Company's investments in certain partnerships. which resulted in market value gains of $2.6 million in 2012 and losses of $600,000 in 2011.

Non-Interest Expense
Non-interest expense totaled $502.6 million in 2013, and increased $13.5 million, or 3%, compared to 2012. In 2012, non-interest expense totaled $489.0 million, and increased $68.6 million, or 16%, compared to 2011.
The following table presents non-interest expense by category for 2013, 2012 and 2011:

	Years ended December 31,			2013 compared to 2012		2012 compared to 2011
(Dollars in thousands)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$170,123	155,800	138,452	$14,323	9%	$17,348	13%
Commissions and bonus	87,837	84,199	55,721	3,638	4	28,478	51
Benefits	50,834	48,590	43,612	2,244	5	4,978	11
Total salaries and employee benefits	308,794	288,589	237,785	20,205	7	50,804	21
Equipment	26,450	23,222	18,267	3,228	14	4,955	27
Occupancy, net	36,633	32,294	28,764	4,339	13	3,530	12
Data processing	18,672	15,739	14,568	2,933	19	1,171	8
Advertising and marketing	11,051	9,438	8,380	1,613	17	1,058	13
Professional fees	14,922	15,262	16,874	(340)	(2)	(1,612)	(10)
Amortization of other intangible assets	4,627	4,324	3,425	303	7	899	26
FDIC insurance	12,728	13,422	14,143	(694)	(5)	(721)	(5)
OREO expenses, net	5,834	22,103	26,340	(16,269)	(74)	(4,237)	(16)
Other:
Commissions — 3rd party brokers	5,078	4,140	3,829	938	23	311	8
Postage	5,591	5,729	4,672	(138)	(2)	1,057	23
Stationery and supplies	3,987	4,003	3,818	(16)	—	185	5
Miscellaneous	48,184	50,775	39,539	(2,591)	(5)	11,236	28
Total other	62,840	64,647	51,858	(1,807)	(3)	12,789	25
Total Non-Interest Expense	$502,551	489,040	420,404	$13,511	3%	$68,636	16%
Salaries and employee benefits is the largest component of non-interest expense, accounting for 61% of the total in 2013, 59% of the total in 2012 and 57% of the total in 2011. For the year ended December 31, 2013, salaries and employee benefits totaled $308.8 million and increased $20.2 million, or 7%, compared to 2012. This increase can be attributed to a $14.3 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the company grows, a $3.6 million increase in bonus expense and commissions primarily attributable to variable pay based revenue and a $2.2 million increase in employee benefits (primarily health plan and payroll taxes related). For the year ended December 31, 2012, salaries and employee benefits totaled $288.6 million and increased $50.8 million, or 21%, compared to 2011. This increase can be attributed to a $17.3 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the Company grows, a $28.5 million increase in bonus expense and commissions attributable to variable pay based revenue and the Company's long term incentive program and a $5.0 million increase in employee benefits (primarily health plan and payroll taxes related).
Equipment expense, which includes furniture, equipment and computer software, depreciation and repairs and maintenance costs, totaled $26.5 million in 2013, $23.2 million in December 31, 2012 and $18.3 million in 2011, reflecting an increase of 14% in 2013 and an increase of 27% in 2012. The increase in equipment expense in 2013 is a result of both additional equipment depreciation related to the increasing number of facilities due to acquisition activity and increased software licensing fees. The increase in equipment expense in 2012 compared to 2011 is a result of additional equipment depreciation as well as maintenance and repair costs associated with the increasing number of facilities due to acquisition activity.

Occupancy expense for the years 2013, 2012 and 2011 was $36.6 million, $32.3 million and $28.8 million, respectively, reflecting increases of 13% in 2013 and 12% in 2012. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises. The increase in 2013 and 2012 is primarily the result of depreciation and property taxes on owned locations which were obtained in the Company’s acquisitions.
Data processing expenses totaled $18.7 million in 2013, $15.7 million in 2012 and $14.6 million in 2011, representing an increase of 19% in 2013 and an increase of 8% in 2012. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to bank acquisition transactions. Data processing expenses increased in 2013 compared to 2012 and 2011 due to growth in the Company.
Advertising and marketing expenses totaled $11.1 million for 2013, $9.4 million for 2012 and $8.4 million for 2011. Marketing costs are necessary to promote the Company’s commercial banking capabilities, the Company’s MaxSafe® suite of products, to announce new branch openings as well as the expansion of the wealth management business, to continue to promote community-based products and to attract loans and deposits. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2013 and 2012, the Company incurred increased advertising and marketing costs as a result of rebranding initiatives to increase Wintrust's name recognition associated with the overall goal of becoming "Chicago's Bank."
Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments. These fees totaled $14.9 million in 2013, $15.3 million in 2012 and $16.9 million in 2011. The decrease in 2013 and 2012 compared to 2011 was a result of incurring fewer legal expenses in 2013 and 2012 primarily related to less expenditures related to the collection of problem loans.
Amortization of other intangibles assets relates to the amortization of core deposit premiums and customer list intangibles established in connection with certain business combinations. See Note 9 of the Consolidated Financial Statements for further information on these intangible assets.
FDIC insurance expense totaled $12.7 million in 2013, $13.4 million in 2012 and $14.1 million in 2011. Effective April 1, 2011, standards applied in FDIC assessments set forth in the FDIA were revised by the Dodd-Frank Act. These revisions modified definitions of a company's insurance assessment base and assessment rates. FDIC assessment rates have declined over the past three years resulting in decreased FDIC insurance expense in 2013 compared to 2012 and in 2012 compared to 2011.
OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments. This expense was $5.8 million in 2013, $22.1 million in 2012, and $26.3 million in 2011. OREO expenses decreased in 2013 compared to 2012 due to lower valuation adjustments and gains on OREO sales in 2013. In 2012, OREO expenses decreased compared to 2011 as a result of lower losses recognized on the sale of OREO properties during 2012.
Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred. This category decreased $2.6 million, or 5%, in 2013 and increased $11.2 million, or 28%, in 2012. The decrease in 2013 compared to 2012 can be primarily attributed to a decrease in lending expense and covered asset expense. The increase in 2012 compared to 2011 can be attributed to $2.1 million of fees paid on termination of approximately $68.4 million longer-term higher rate repurchase agreements, $1.0 million of defeasance costs incurred by the Company to repurchase a portion of secured borrowings owed to securitization investors held by third parties, as well as increases in covered asset expenses and general growth in the Company's business in 2012.
Income Taxes
The Company recorded income tax expense of $87.2 million in 2013, $68.9 million in 2012 and $50.5 million in 2011. The effective tax rates were 38.9%, 38.3% and 39.4% in 2013, 2012 and 2011, respectively. Please refer to Note 18 to the Consolidated Financial Statements for further discussion and analysis of the Company's tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company's actual tax expense.

Operating Segment Results
As described in Note 25 to the Consolidated Financial Statements, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans originated by the specialty finance segment and sold to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.
The community banking segment’s net interest income for the year ended December 31, 2013 totaled $448.2 million as compared to $430.4 million for the same period in 2012, an increase of $17.8 million, or 4%, and the segment’s net interest income in 2012 compared to 2011 increased $59.7 million or 16%. The increases in 2013 compared to 2012 as well as 2012 compared to 2011 were primarily attributable to earning assets acquired in bank acquisitions in each period and the ability to gather interest-bearing deposits at more reasonable rates. Provision for credit losses decreased to $45.4 million in 2013 compared to $75.0 million in 2012 and $102.9 million in 2011. Provision for credit losses decreased in 2013 compared to 2012 as well as 2012 compared to 2011 because of improved credit quality ratios, including reduced levels of non-performing loans. Non-interest income for the community banking segment decreased $15.8 million, or 9%, in 2013 when compared to the 2012 total of $166.3 million. This decrease was primarily attributable to decreases in gains on available-for-sale securities, fees from covered call options and bargain purchase gains. The community banking segment’s non-interest income totaled $166.3 million in 2012, an increase of $27.1 million, or 19%, when compared to the 2011 total of $139.2 million. This increase was primarily attributable to an increase in mortgage banking revenues. The community banking segment’s net income for the year ended December 31, 2013 totaled $88.4 million, an increase of $15.1 million, compared to net income of $73.3 million in 2012. Net income for the year ended December 31, 2012 of $73.3 million was an increase of $33.2 million as compared to net income in 2011 of $40.1 million.
The specialty finance segment’s net interest income totaled $73.9 million for the year ended December 31, 2013, an increase of $9.9 million, or 15%, over the $64.0 million in 2012. The specialty finance segment’s net interest income totaled $64.0 million for the year ended December 31, 2012, a decrease of $8.9 million, or 12%, from the $72.9 million in 2011. The specialty finance segment’s non-interest income totaled $30.9 million for the year ended December 31, 2013 compared to $26.8 million in 2012 and $15.1 million in 2011. The increase in non-interest income is a result of increased originations of premium finance receivables, including originations from FIFC Canada acquired in 2012. For 2013, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 59%, 33% and 8%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $38.1 million, $31.4 million and $33.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The wealth management segment reported net interest income of $14.1 million for 2013, $12.3 million for 2012 and $11.2 million for 2011. Net interest income is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. The allocated net interest income included in this segment’s profitability was $13.8 million ($8.4 million after tax) in 2013, $12.0 million ($7.4 million after tax) in 2012 and $11.1 million ($6.7 million after tax) in 2011. Wealth management customer account balances on deposit at the banks averaged $782.7 million, $686.3 million and $657.2 million in 2013, 2012 and 2011, respectively. This segment recorded non-interest income of $65.6 million for 2013 as compared to $54.5 million for 2012 and $47.8 million for 2011. This increase is primarily due to a growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. Wintrust is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. This segment reported net income of $10.7 million for 2013 compared to $6.5 million for 2012 and $4.5 million for 2011.

ANALYSIS OF FINANCIAL CONDITION
Total assets were $18.1 billion at December 31, 2013, representing an increase of $578.2 million, or 3%, when compared to December 31, 2012. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $15.6 billion at December 31, 2013 and $15.4 billion at December 31, 2012. See Notes 3, 4, and 11 through 15 of the Consolidated Financial Statements for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$3,005,880	19%	$2,618,117	18%	$2,130,706	16%
Commercial real estate	4,076,844	26	3,634,205	24	3,403,865	25
Home equity	753,181	5	824,107	6	885,111	7
Residential real estate (1)	772,753	5	789,190	5	518,643	4
Premium finance receivables	3,946,647	25	3,463,918	23	3,035,213	22
Indirect consumer loans	63,655	—	72,349	—	57,913	—
Other loans	123,242	1	118,613	1	114,011	1
Total loans, net of unearned income(2) excluding covered loans	$12,742,202	81%	$11,520,499	77%	$10,145,462	75%
Covered loans	462,518	3	637,607	4	520,550	4
Total average loans (2)	$13,204,720	84%	$12,158,106	81%	$10,666,012	79%
Liquidity management assets (3)	$2,557,223	16%	$2,763,154	19%	$2,840,157	21%
Other earning assets (4)	26,554	—	29,967	—	28,570	—
Total average earning assets	$15,788,497	100%	$14,951,227	100%	$13,534,739	100%
Total average assets	$17,468,249		$16,529,617		$14,920,160
Total average earning assets to total average assets		90%		90%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)
Liquidity management assets include available-for-sale securities, Federal Home Loan Bank and Federal Reserve Bank stock, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets increased $837.3 million, or 6%, in 2013 and $1.4 billion, or 10%, in 2012. Average earning assets comprised 90% of average total assets in 2013 compared to 90% and 91% of average total assets in 2012 and 2011, respectively.
Loans. Average total loans, net of unearned income, totaled $13.2 billion and increased $1.0 billion, or 9%, in 2013 and $1.5 billion, or 14%, in 2012. Average commercial loans totaled $3.0 billion in 2013, and increased $387.8 million, or 15%, over the average balance in 2012, while average commercial real estate loans totaled $4.1 billion in 2013, increasing $442.6 million, or 12%, since 2012. From 2011 to 2012, average commercial loans increased $487.4 million, or 23%, while average commercial real estate loans increased by $230.3 million, or 7%. Combined, these categories comprised 54% of the average loan portfolio in 2013 and 51% in 2012. The growth realized in these categories for 2013 and 2012 is primarily attributable to increased business development efforts and various bank acquisitions.
Home equity loans averaged $753.2 million in 2013, and decreased $70.9 million, or 9%, when compared to the average balance in 2012. Home equity loans averaged $824.1 million in 2012, and decreased $61.0 million, or 7%, when compared to the average balance in 2011. Unused commitments on home equity lines of credit totaled $747.1 million at December 31, 2013 and $750.9 million at December 31, 2012. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. Our home equity loan portfolio has performed well in light of the variability in the overall residential real estate market. The number of new home equity line of credit commitments originated by us has decreased due to a decline in homeowners’ desire to use their remaining equity as collateral.
Residential real estate loans averaged $772.8 million in 2013, and decreased $16.4 million, or 2%, from the average balance in 2012. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Mortgage loans held-for-sale decreased during the period as a result of lower origination volumes due to the impact of higher rates on refinancing activity as well as competitive pricing pressure. In 2012, residential real estate loans averaged $789.2 million, and increased $270.5 million, or 52%, from the average balance in 2011 as a result of higher origination volumes due to a favorable mortgage interest rate environment in 2012.
Average premium finance receivables totaled $3.9 billion in 2013, and accounted for 30% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising 54% and 46%, respectively, of the average total balance for 2013 compared to 52% and 48%, respectively, for 2012. In 2013, average premium finance receivables increased $482.7 million, or 14%, compared to 2012. The increase during 2013 compared to 2012 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $5.5 billion of premium finance receivables were originated in 2013 compared to approximately $4.8 billion in 2012. In 2012, average premium finance receivables increased $428.7 million, or 14%, from the average balance of $3.0 billion in 2011. The increase in the average balance of premium finance receivables in 2012 is a result of increased originations within the portfolio due to the effective marketing and customer servicing, slightly higher average new loan size, and the acquisition of Macquarie Premium Funding Inc.
Indirect consumer loans are comprised primarily of automobile loans originated at Hinsdale Bank. These loans were financed from networks of unaffiliated automobile dealers located throughout the Chicago metropolitan area with which the Company has established relationships. The risks associated with the Company’s portfolios are diversified among many individual borrowers. Like other consumer loans, the indirect consumer loans are subject to the Banks’ established credit standards. Management regards substantially all of these loans as prime quality loans. In the fourth quarter of 2012, the Company once again ceased the origination of indirect automobile loans through Hinsdale Bank as a result of competitive pricing pressures. During 2013, 2012 and 2011 average indirect consumer loans totaled $63.7 million, $72.3 million and $57.9 million, respectively.
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
Covered loans averaged $462.5 million in 2013, and decreased $175.1 million, or 27%, when compared to 2012. In 2012, average covered loans totaled $637.6 million and increased $117.1 million from 2011. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 8 — Business Combinations for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short- term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. The balances of these assets fluctuate frequently based on deposit inflows, the level of other funding sources and loan demand. Average liquidity management assets accounted for 16% of total average earning assets in 2013, 19% in 2012 and 21% in 2011. Average liquidity management assets decreased $205.9 million in 2013 compared to 2012, and $77.0 million in 2012 compared to 2011. The balances of liquidity management assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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
Deposits and Other Funding Sources
Total deposits at December 31, 2013, were $14.7 billion, increasing $240.2 million, or 2%, compared to the $14.4 billion at December 31, 2012. Average deposit balances in 2013 were $14.3 billion, reflecting an increase of $1.2 billion, or 9%, compared to the average balances in 2012. During 2012, average deposits increased $1.6 billion, or 14%, compared to the prior year.
The increase in year end and average deposits in 2013 over 2012 is primarily attributable to the Company's acquisition activity in 2012 and 2013, as well as additional deposits associated with the increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $428.6 million, or 21% in 2013 compared to 2012.
The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$2,487,761	17%	$2,059,160	16%	$1,481,594	13%
NOW accounts	2,049,573	14	1,787,001	13	1,568,151	14
Wealth management deposits	987,885	7	923,974	7	705,736	6
Money market accounts	3,048,045	21	2,381,731	18	1,985,881	17
Savings accounts	1,300,681	9	1,036,350	8	795,828	7
Time certificates of deposit	4,460,670	32	4,940,000	38	4,956,926	43
Total average deposits	$14,334,615	100%	$13,128,216	100%	$11,494,116	100%
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

The following table presents average deposit balances for each bank and the relative percentage of total consolidated average deposits held by each bank during each of the past three years:

	Years Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
North Shore Community Bank	$1,816,775	13%	$1,613,126	12%	$1,307,488	11%
Lake Forest Bank	1,721,068	12	1,623,683	12	1,411,410	12
Northbrook Bank	1,380,842	11	1,446,483	11	1,340,877	12
Hinsdale Bank	1,265,361	9	1,275,591	10	1,136,330	10
Barrington Bank	1,061,249	7	1,023,330	8	928,459	8
Libertyville Bank	988,953	7	986,780	7	941,939	8
Old Plank Trail Bank	873,408	6	414,873	3	279,399	2
Village Bank	833,258	6	769,100	6	644,556	6
Town Bank	732,828	5	696,806	5	629,235	6
Beverly Bank	642,836	4	378,234	3	337,484	3
Crystal Lake Bank	620,385	4	598,540	5	563,268	5
Schaumburg Bank	617,328	4	555,355	4	469,167	4
State Bank of the Lakes	604,301	4	606,061	5	590,497	5
Wheaton Bank	598,263	4	609,606	5	591,791	5
St. Charles Bank	577,760	4	530,648	4	322,216	3
Total deposits	$14,334,615	100%	$13,128,216	100%	$11,494,116	100%
Percentage increase from prior year		9%		14%		11%
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
The composition of average other funding sources in 2013, 2012 and 2011 is presented in the following table:

	Years Ended December 31,
	2013		2012		2011
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Notes payable	$6,032	1%	$19,895	1%	$2,489	—%
Federal Home Loan Bank advances	423,221	44	459,972	32	449,874	26
Secured borrowings—owed to securitization investors	—	—	273,753	19	600,000	35
Subordinated notes	10,521	1	22,158	2	43,411	3
Short-term borrowings	234,153	25	385,299	27	343,785	20
Junior subordinated debentures	249,493	26	249,493	17	249,493	14
Other	29,126	3	32,776	2	37,982	2
Total other funding sources	$952,546	100%	$1,443,346	100%	$1,727,034	100%
Notes payable balances represent the balances on a loan agreement with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. The loan agreement is a $100.0 million revolving credit facility and a $1.0 million term loan available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. In 2013, the Company amended the terms of the $100.0 million revolving credit facility and repaid and terminated the $1.0 million term loan. At December 31, 2013, the Company had $364,000 of notes payable outstanding as compared to $2.1 million outstanding at December 31, 2012. See Note 12 of the Consolidated Financial Statements for further discussion.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $417.8 million at December 31, 2013 and $414.1 million at December 31, 2012. See Note 13 to the Consolidated Financial Statements for further discussion of the terms of these advances.
The average balance of secured borrowings represents the consolidation of a qualifying special-purpose entity ("QSPE"). In connection with the securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that had an annual interest rate of LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York's Term Asset-Backed Securities Loan Facility. During 2012, the Company repurchased $239.2 million of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the Notes resulting in no balance remaining at December 31, 2013 and 2012, compared to a balance of $600.0 million at December 31, 2011.
The Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note required annual principal payments of $5.0 million beginning in the sixth year of the note and had a term of ten years with final maturity dates in 2012, 2013 and 2015. During 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. During 2013, the remaining subordinated note issued in October 2005 with a remaining balance of $10.0 million was paid off prior to maturity. Subordinated notes totaled $15.0 million at December 31, 2012. See Note 14 to the Consolidated Financial Statements for further discussion of the terms of the notes.
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $235.3 million and $238.4 million at December 31, 2013 and 2012, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 15 to the Consolidated Financial Statements for further discussion of these borrowings.

The Company has $249.5 million of junior subordinated debentures outstanding as of December 31, 2013 and 2012. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note 16 of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
Other borrowings include debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. In December 2013, the debt issued in conjunction with its tangible equity unit offering was paid-off at maturity. At December 31, 2013, the fixed-rate promissory note related to an office building complex had an outstanding balance of $19.3 million. See Note 15 and 24 to the Consolidated Financial Statements for further discussion of these borrowings.
Shareholders’ Equity. Total shareholders’ equity was $1.9 billion at December 31, 2013, an increase of $95.9 million from the December 31, 2012 total of $1.8 billion. The increase in 2013 was primarily a result of net income of $137.2 million in 2013 less common and preferred stock dividends of $6.9 million and $8.4 million, respectively, $6.8 million credited to surplus for stock-based compensation costs, $41.4 million from the issuance of shares of the Company’s common stock (and related tax benefit) related to acquisitions and pursuant to various stock compensation plans, and $2.8 million in net unrealized gains on cash flow hedges, net of tax, partially offset by $60.3 million in net unrealized losses from available-for-sale securities, net of tax, $13.2 million of foreign currency translation adjustments, net of tax, and $3.5 million of common stock repurchased by the Company.
Changes in shareholders’ equity from 2011 to 2012 were primarily a result of net income of $111.2 million in 2012 less common and preferred stock dividends of $6.5 million and $9.1 million respectively, $9.1 million credited to surplus for stock-based compensation costs, $122.7 million from the issuance of Series C Preferred Stock, net of costs, $30.8 million from the issuance of shares of the Company’s common stock (and related tax benefit) related to acquisitions and pursuant to various stock compensation plans, $2.5 million in net unrealized gains from available-for-sale securities, net of tax, $1.8 million net unrealized gains from cash flow hedges, net of tax, and $6.3 million of foreign currency translation adjustments, net of tax, offset by $7.8 million of common stock repurchased by the Company.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$3,253,687	25%	$2,914,798	24%	$2,498,313	22%	$2,049,326	21%	$1,743,209	21%
Commercial real-estate	4,230,035	32	3,864,118	31	3,514,261	31	3,338,007	34	3,296,697	39
Home equity	719,137	5	788,474	6	862,345	8	914,412	9	930,482	11
Residential real-estate	434,992	3	367,213	3	350,289	3	353,336	3	306,296	4
Premium finance receivables—commercial	2,167,565	16	1,987,856	16	1,412,454	13	1,265,500	13	730,144	9
Premium finance receivables—life insurance	1,923,698	15	1,725,166	14	1,695,225	15	1,521,886	15	1,197,893	14
Indirect consumer	50,680	—	77,333	1	64,545	1	51,147	1	98,134	1
Other loans	116,808	1	103,985	1	123,945	1	106,272	1	108,916	1
Total loans, net of unearned income, excluding covered loans	$12,896,602	97%	$11,828,943	96%	$10,521,377	94%	$9,599,886	97%	$8,411,771	100%
Covered loans	346,431	3	560,087	4	651,368	6	334,353	3	—	—
Total loans	$13,243,033	100%	$12,389,030	100%	$11,172,745	100%	$9,934,239	100%	$8,411,771	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of December 31, 2013 and 2012:

As of December 31, 2013 (Dollars in thousands)	Balance	% of Total Balance	Non-accrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$1,836,206	24.5%	$10,143	$—	$14,547
Franchise	220,383	2.9	—	—	1,576
Mortgage warehouse lines of credit	67,470	0.9	—	—	477
Community Advantage — homeowner associations	90,894	1.2	—	—	—
Aircraft	10,241	0.1	—	—	18
Asset-based lending	735,093	9.8	637	—	5,174
Tax exempt	161,239	2.2	—	—	1,158
Leases	109,831	1.5	—	—	4
Other	11,147	0.1	—	—	75
Purchased non-covered commercial loans (1)	11,183	0.2	—	274	63
Total commercial	$3,253,687	43.4%	$10,780	$274	$23,092
Commercial Real-Estate:
Residential construction	$38,500	0.5%	$149	$—	$775
Commercial construction	136,706	1.8	6,969	—	2,329
Land	106,785	1.4	2,814	—	3,001
Office	642,241	8.6	10,087	—	6,524
Industrial	633,938	8.5	5,654	—	5,521
Retail	656,259	8.8	10,862	—	6,536
Multi-family	566,537	7.6	2,035	—	10,473
Mixed use and other	1,372,454	18.3	8,088	230	13,499
Purchased non-covered commercial real-estate (1)	76,615	1.1	—	18,582	—
Total commercial real-estate	$4,230,035	56.6%	$46,658	$18,812	$48,658
Total commercial and commercial real-estate	$7,483,722	100.0%	$57,438	$19,086	$71,750
Commercial real-estate—collateral location by state:
Illinois	$3,557,982	84.1%
Wisconsin	346,810	8.2
Total primary markets	$3,904,792	92.3%
Florida	66,737	1.6
Arizona	15,551	0.4
Indiana	78,621	1.9
Other (no individual state greater than 0.5%)	164,334	3.8
Total	$4,230,035	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2012 (Dollars in thousands)	Balance	% of Total Balance	Nonaccrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$1,628,203	24.0%	$19,409	$—	$17,040
Franchise	196,395	2.9	1,792	—	2,880
Mortgage warehouse lines of credit	215,076	3.2	—	—	2,134
Community Advantage—homeowner associations	81,496	1.2	—	—	204
Aircraft	17,364	0.3	—	—	44
Asset-based lending	572,438	8.4	536	—	5,066
Tax exempt	91,824	1.4	—	—	1,041
Leases	90,443	1.3	—	—	248
Other	16,549	0.2	—	—	137
Purchased non-covered commercial loans (1)	5,010	0.1	—	496	—
Total commercial	$2,914,798	43.0%	$21,737	$496	$28,794
Commercial Real-Estate:
Residential construction	$40,401	0.6%	$3,110	$—	$1,301
Commercial construction	170,955	2.5	2,159	—	3,194
Land	134,197	2.0	11,299	—	4,829
Office	569,711	8.4	4,196	—	5,446
Industrial	577,937	8.5	2,089	—	5,516
Retail	568,896	8.4	7,792	—	5,292
Multi-family	396,691	5.9	2,586	—	10,644
Mixed use and other	1,349,254	19.9	16,742	—	15,913
Purchased non-covered commercial real-estate (1)	56,076	0.8	—	749	—
Total commercial real-estate	$3,864,118	57.0%	$49,973	$749	$52,135
Total commercial and commercial real-estate	$6,778,916	100.0%	$71,710	$1,245	$80,929
Commercial real-estate—collateral location by state:
Illinois	$3,094,376	80.1%
Wisconsin	321,070	8.3
Total primary markets	$3,415,446	88.4%
Florida	70,316	1.8
Arizona	38,262	1.0
Indiana	49,675	1.3
Other (no individual state greater than 0.5%)	290,419	7.5
Total	$3,864,118	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. However, as a result of recent improvement in credit quality within the overall commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $23.1 million as of December 31, 2013 compared to $28.8 million as of December 31, 2012.
Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 92.3% of our commercial real estate loan portfolio is located in this region. Commercial real estate market conditions continued to be under stress in 2013, however we have been able to effectively manage and reduce our total non-performing commercial real estate loans. As of December 31, 2013, our allowance for loan losses related to this portfolio is $48.7 million compared to $52.1 million as of December 31, 2012.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. During 2013, our mortgage warehouse lines decreased to $67.5 million as of December 31, 2013 from $215.1 million as of December 31, 2012 as a result of lower origination volumes in 2013 as refinance activity declined as well as competitive pricing pressure.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have re-pricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2013, our residential loan portfolio totaled $435.0 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of December 31, 2013, $15.0 million of our residential real estate mortgages, or 3.5% of our residential real estate loan portfolio, excluding loans acquired with evidence of credit quality deterioration since origination, were classified as nonaccrual, $6.7 million were 30 to 89 days past due (1.6%) and $410.4 million were current (94.9%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2013 and 2012 was $961.6 million and $1.0 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2013, approximately $17.1 million of our mortgages consist of interest-only loans.
Premium finance receivables — commercial. FIFC and FIFC Canada originated approximately $5.0 billion in commercial insurance premium finance receivables during 2013. FIFC and FIFC Canada makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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
Premium finance receivables — life insurance. FIFC originated approximately $482.3 million in life insurance premium finance receivables in 2013 as compared to $412.1 million in 2012. The Company has experienced increased competition and pricing pressure within the current market in 2013. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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
Foreign. The Company had approximately $275.0 million of loans to businesses of foreign countries as of December 31, 2013 compared to $268.1 million at December 31, 2012.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial loan portfolios at December 31, 2013 by date at which the loans re-price or mature, and the type of rate:

(Dollars in thousands)	One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate	$82,813	$379,569	$153,110	$615,492
Variable rate
With floor feature	554,815	605	—	555,420
Without floor feature	2,065,465	7,491	9,819	2,082,775
Total commercial	2,703,093	387,665	162,929	3,253,687
Commercial real-estate
Fixed rate	358,038	1,332,888	156,774	1,847,700
Variable rate
With floor feature	495,165	7,986	—	503,151
Without floor feature	1,841,390	36,460	1,334	1,879,184
Total commercial real-estate	2,694,593	1,377,334	158,108	4,230,035
Premium finance receivables, net of unearned income
Fixed rate	2,129,264	141,996	—	2,271,260
Variable rate
With floor feature	—	—	—	—
Without floor feature	1,820,003	—	—	1,820,003
Total premium finance receivables (1)	$3,949,267	$141,996	$—	$4,091,263

(1)	Includes the commercial and consumer portion of the premium finance receivables—life insurance portfolio.

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

The Company’s approach to workout plans and restructuring loans is built on the credit-risk rating process. A modification of a loan with an existing credit risk rating of six or worse or a modification of any other credit, which will result in a restructured credit risk rating of six or worse must be reviewed for troubled debt restructuring ("TDR") classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of a loan is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan where the credit risk rating is five or better both before and after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is five or better are not experiencing financial difficulties and therefore, are not considered TDRs.

TDRs, which are by definition considered impaired loans, are reviewed at the time of modification and on a quarterly basis to determine if a specific reserve is needed. The carrying amount of the loan is compared to the expected payments to be received under the modified terms, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral less the estimated cost to sell. Any shortfall is recorded as a specific reserve.

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

Non-Performing Assets, excluding covered assets
The following table sets forth Wintrust’s non-performing assets and troubled debt restructurings performing under the contractual terms of the loan agreement, excluding covered assets, and loans acquired with credit quality deterioration since origination, as of the dates shown:

(Dollars in thousands)	2013	2012	2011	2010	2009
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$—	$478	$561
Commercial real-estate	230	—	—	—	—
Home equity	—	100	—	—	—
Residential real-estate	—	—	—	—	412
Premium finance receivables – commercial	8,842	10,008	5,281	8,096	6,271
Premium finance receivables – life insurance	—	—	—	—	—
Indirect consumer	105	189	314	318	461
Consumer and other	—	32	—	1	95
Total loans past due greater than 90 days and still accruing	9,177	10,329	5,595	8,893	7,800
Non-accrual loans (2):
Commercial	10,780	21,737	19,018	16,382	16,509
Commercial real-estate	46,658	49,973	66,508	93,963	80,639
Home equity	10,071	13,423	14,164	7,425	8,883
Residential real-estate	14,974	11,728	6,619	6,085	3,779
Premium finance receivables – commercial	10,537	9,302	7,755	8,587	11,878
Premium finance receivables – life insurance	—	25	54	180	704
Indirect consumer	55	55	138	191	995
Consumer and other	1,082	1,511	233	252	617
Total non-accrual loans	94,157	107,754	114,489	133,065	124,004
Total non-performing loans:
Commercial	10,780	21,737	19,018	16,860	17,070
Commercial real-estate	46,888	49,973	66,508	93,963	80,639
Home equity	10,071	13,523	14,164	7,425	8,883
Residential real-estate	14,974	11,728	6,619	6,085	4,191
Premium finance receivables – commercial	19,379	19,310	13,036	16,683	18,149
Premium finance receivables – life insurance	—	25	54	180	704
Indirect consumer	160	244	452	509	1,456
Consumer and other	1,082	1,543	233	253	712
Total non-performing loans	$103,334	$118,083	$120,084	$141,958	$131,804
Other real estate owned	43,632	56,174	79,093	71,214	80,163
Other real estate owned – obtained in acquisition	6,822	6,717	7,430	—	—
Other repossessed assets	542	—	—	—	—
Total non-performing assets	$154,330	$180,974	$206,607	$213,172	$211,967
TDRs performing under the contractual terms of the loan agreement	$78,610	$106,119	$119,920	$81,144	$31,753
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.33%	0.75%	0.76%	0.82%	0.98%
Commercial real-estate	1.11	1.29	1.89	2.81	2.45
Home equity	1.40	1.72	1.64	0.81	0.95
Residential real-estate	3.44	3.19	1.89	1.72	1.37
Premium finance receivables – commercial	0.89	0.97	0.92	1.32	2.49
Premium finance receivables – life insurance	—	—	—	0.01	0.06
Indirect consumer	0.32	0.32	0.70	0.99	1.48
Consumer and other	0.93	1.48	0.19	0.24	0.65
Total non-performing loans	0.80%	1.00%	1.14%	1.48%	1.57%
Total non-performing assets, as a percentage of total assets	0.85%	1.03%	1.30%	1.52%	1.74%
Allowance for loan losses as a percentage of total non-performing loans	93.80%	90.91%	91.92%	80.24%	74.56%
(1) As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.
(2) Non-accrual loans included TDRs totaling $28.5 million, $20.4 million, $10.6 million, $20.0 million and $679,000 as of the years ended 2013, 2012, 2011, 2010 and 2009, respectively.

Non-performing Commercial and Commercial Real Estate
The commercial non-performing loan category totaled $10.8 million as of December 31, 2013 compared to $21.7 million as of December 31, 2012, while the non-performing commercial real estate loan category totaled $46.9 million as of December 31, 2013 compared to $50.0 million as of December 31, 2012. Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
The non-performing residential real estate and home equity loans totaled $25.0 million as of December 31, 2013. The balance decreased $206,000 from December 31, 2012. The December 31, 2013 non-performing balance is comprised of $15.0 million of residential real estate (70 individual credits) and $10.1 million of home equity loans (47 individual credits). On average, this is approximately 8 non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of December 31, 2013 and 2012, and the amount of net charge-offs for the years then ended.

	December 31,
(Dollars in thousands)	2013	2012
Non-performing premium finance receivables — commercial	$19,379	$19,310
- as a percent of premium finance receivables — commercial	0.89%	0.97%
Net charge-offs of premium finance receivables — commercial	$3,955	$2,880
- as a percent of average premium finance receivables — commercial	0.19%	0.16%
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

Loan Portfolio Aging
The following table shows, as of December 31, 2013, only 0.9% of the entire portfolio, excluding covered loans, is in a non-performing loan (non-accrual or greater than 90 days past due and still accruing interest) with only 0.9% either one or two payments past due. In total, 98.2% of the Company’s total loan portfolio, excluding covered loans, as of December 31, 2013 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2013 and 2012:

As of December 31, 2013 (Dollars in thousands)	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,143	$—	$4,938	$7,404	$1,813,721	$1,836,206
Franchise	—	—	400	—	219,983	220,383
Mortgage warehouse lines of credit	—	—	—	—	67,470	67,470
Community Advantage – homeowners association	—	—	—	—	90,894	90,894
Aircraft	—	—	—	—	10,241	10,241
Asset-based lending	637	—	388	1,878	732,190	735,093
Tax exempt	—	—	—	—	161,239	161,239
Leases	—	—	—	788	109,043	109,831
Other	—	—	—	—	11,147	11,147
Purchased non-covered commercial (1)	—	274	156	1,685	9,068	11,183
Total commercial	10,780	274	5,882	11,755	3,224,996	3,253,687
Commercial real-estate:
Residential construction	149	—	—	—	38,351	38,500
Commercial construction	6,969	—	—	505	129,232	136,706
Land	2,814	—	4,224	619	99,128	106,785
Office	10,087	—	2,265	3,862	626,027	642,241
Industrial	5,654	—	585	914	626,785	633,938
Retail	10,862	—	837	2,435	642,125	656,259
Multi-family	2,035	—	—	348	564,154	566,537
Mixed use and other	8,088	230	3,943	15,949	1,344,244	1,372,454
Purchased non-covered commercial real-estate (1)	—	18,582	3,540	5,238	49,255	76,615
Total commercial real-estate	46,658	18,812	15,394	29,870	4,119,301	4,230,035
Home equity	10,071	—	1,344	3,060	704,662	719,137
Residential real estate	14,974	—	1,689	5,032	410,430	432,125
Purchased non-covered residential real estate (1)	—	1,988	—	—	879	2,867
Premium finance receivables
Commercial insurance loans	10,537	8,842	6,912	24,094	2,117,180	2,167,565
Life insurance loans	—	—	2,524	1,808	1,495,460	1,499,792
Purchased life insurance loans (1)	—	—	—	—	423,906	423,906
Indirect consumer	55	105	29	353	50,138	50,680
Consumer and other	1,082	—	47	657	113,818	115,604
Purchased non-covered consumer and other (1)	—	181	—	—	1,023	1,204
Total loans, net of unearned income, excluding covered loans	$94,157	$30,202	$33,821	$76,629	$12,661,793	$12,896,602
Covered loans	9,425	56,282	5,877	7,937	266,910	346,431
Total loans, net of unearned income	$103,582	$86,484	$39,698	$84,566	$12,928,703	$13,243,033

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2013	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial and industrial	0.6%	—%	0.3%	0.4%	98.7%	100.0%
Franchise	—	—	0.2	—	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	0.1	0.3	99.5	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	0.7	99.3	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	2.5	1.4	15.1	81.0	100.0
Total commercial	0.3	—	0.2	0.4	99.1	100.0
Commercial real-estate:
Residential construction	0.4	—	—	—	99.6	100.0
Commercial construction	5.1	—	—	0.4	94.5	100.0
Land	2.6	—	4.0	0.6	92.8	100.0
Office	1.6	—	0.4	0.6	97.4	100.0
Industrial	0.9	—	0.1	0.1	98.9	100.0
Retail	1.7	—	0.1	0.4	97.8	100.0
Multi-family	0.4	—	—	0.1	99.5	100.0
Mixed use and other	0.6	—	0.3	1.2	97.9	100.0
Purchased non-covered commercial real-estate (1)	—	24.3	4.6	6.8	64.3	100.0
Total commercial real-estate	1.1	0.4	0.4	0.7	97.4	100.0
Home equity	1.4	—	0.2	0.4	98.0	100.0
Residential real estate	3.5	—	0.4	1.2	94.9	100.0
Purchased non-covered residential real estate (1)	—	69.3	—	—	30.7	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.3	1.1	97.7	100.0
Life insurance loans	—	—	0.2	0.1	99.7	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.2	0.1	0.7	98.9	100.0
Consumer and other	0.9	—	—	0.6	98.5	100.0
Purchased non-covered consumer and other (1)	—	15.0	—	—	85.0	100.0
Total loans, net of unearned income, excluding covered loans	0.7%	0.2%	0.3%	0.6%	98.2%	100.0%
Covered loans	2.7	16.2	1.7	2.3	77.1	100.0
Total loans, net of unearned income	0.8%	0.7%	0.3%	0.6%	97.6%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2012 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$19,409	$—	$5,520	$15,410	$1,587,864	$1,628,203
Franchise	1,792	—	—	—	194,603	196,395
Mortgage warehouse lines of credit	—	—	—	—	215,076	215,076
Community Advantage – homeowners association	—	—	—	—	81,496	81,496
Aircraft	—	—	148	—	17,216	17,364
Asset-based lending	536	—	1,126	6,622	564,154	572,438
Tax exempt	—	—	—	—	91,824	91,824
Leases	—	—	—	896	89,547	90,443
Other	—	—	—	—	16,549	16,549
Purchased non-covered commercial (1)	—	496	432	7	4,075	5,010
Total commercial	21,737	496	7,226	22,935	2,862,404	2,914,798
Commercial real-estate:
Residential construction	3,110	—	4	41	37,246	40,401
Commercial construction	2,159	—	885	386	167,525	170,955
Land	11,299	—	632	9,014	113,252	134,197
Office	4,196	—	1,889	3,280	560,346	569,711
Industrial	2,089	—	6,042	4,512	565,294	577,937
Retail	7,792	—	1,372	998	558,734	568,896
Multi-family	2,586	—	3,949	1,040	389,116	396,691
Mixed use and other	16,742	—	6,660	13,349	1,312,503	1,349,254
Purchased non-covered commercial real-estate (1)	—	749	2,663	2,508	50,156	56,076
Total commercial real-estate	49,973	749	24,096	35,128	3,754,172	3,864,118
Home equity	13,423	100	1,592	5,043	768,316	788,474
Residential real estate	11,728	—	2,763	8,250	343,616	366,357
Purchased non-covered residential real estate (1)	—	—	200	—	656	856
Premium finance receivables
Commercial insurance loans	9,302	10,008	6,729	19,597	1,942,220	1,987,856
Life insurance loans	25	—	—	5,531	1,205,151	1,210,707
Purchased life insurance loans (1)	—	—	—	—	514,459	514,459
Indirect consumer	55	189	51	442	76,596	77,333
Consumer and other	1,511	32	167	433	99,010	101,153
Purchased non-covered consumer and other (1)	—	66	32	101	2,633	2,832
Total loans, net of unearned income, excluding covered loans	$107,754	$11,640	$42,856	$97,460	$11,569,233	$11,828,943
Covered loans	1,988	122,350	16,108	7,999	411,642	560,087
Total loans, net of unearned income	$109,742	$133,990	$58,964	$105,459	$11,980,875	$12,389,030

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2012	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial and industrial	1.2%	—%	0.3%	1.0%	97.5%	100.0%
Franchise	0.9	—	—	—	99.1	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	0.9	—	99.1	100.0
Asset-based lending	0.1	—	0.2	1.2	98.5	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	1.0	99.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial (1)	—	9.9	8.6	0.1	81.4	100.0
Total commercial	0.8	—	0.3	0.8	98.1	100.0
Commercial real-estate
Residential construction	7.7	—	—	0.1	92.2	100.0
Commercial construction	1.3	—	0.5	0.2	98.0	100.0
Land	8.4	—	0.5	6.7	84.4	100.0
Office	0.7	—	0.3	0.6	98.4	100.0
Industrial	0.4	—	1.1	0.8	97.7	100.0
Retail	1.4	—	0.2	0.2	98.2	100.0
Multi-family	0.7	—	1.0	0.3	98.0	100.0
Mixed use and other	1.2	—	0.5	1.0	97.3	100.0
Purchased non-covered commercial real-estate (1)	—	1.3	4.8	4.5	89.4	100.0
Total commercial real-estate	1.3	—	0.6	0.9	97.2	100.0
Home equity	1.7	—	0.2	0.6	97.5	100.0
Residential real estate	3.2	—	0.8	2.3	93.7	100.0
Purchased non-covered residential real estate (1)	—	—	23.4	—	76.6	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.5	0.3	1.0	97.7	100.0
Life insurance loans	—	—	—	0.5	99.5	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Indirect consumer	0.1	0.2	0.1	0.6	99.0	100.0
Consumer and other	1.5	—	0.2	0.4	97.9	100.0
Purchased non-covered consumer and other (1)	—	2.3	1.1	3.6	93.0	100.0
Total loans, net of unearned income, excluding covered loans	0.9%	0.1%	0.4%	0.8%	97.8%	100.0%
Covered loans	0.4	21.8	2.9	1.4	73.5	100.0
Total loans, net of unearned income	0.9%	1.1%	0.5%	0.9%	96.6%	100.0%

(1)	Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of December 31, 2013, only $33.8 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $76.6 million, or 0.6%, were 30 to 59 days (or one payment) past due. As of December 31, 2012, $42.9 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $97.5 million, or 0.8%, were 30 to 59 days (or one payment) past due. The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real-estate loans with delinquencies from 30 to 89 days past-due decreased $29.9 million since December 31, 2012.
The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2013 that are current with regard to the contractual terms of the loan agreement represent 98.0% of the total home equity portfolio. Residential real estate loans, excluding loans acquired with evidence of credit quality deterioration since origination, at December 31, 2013 that are current with regards to the contractual terms of the loan agreements comprise 94.9% of these residential real estate loans outstanding.

Non-performing Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with evidence of credit quality deterioration since origination, as of December 31, 2013 and 2012 and shows the changes in the balance during 2013 and 2012:

(Dollars in thousands)	2013	2012
Balance at beginning of period	$118,083	$120,084
Additions, net	94,076	109,378
Return to performing status	(11,692)	(3,137)
Payments received	(35,066)	(41,250)
Transfers to OREO	(21,531)	(25,275)
Charge-offs	(38,662)	(48,408)
Net change for niche loans (1)	(1,874)	6,691
Balance at end of period	$103,334	$118,083

(1)	This includes activity for premium finance receivables, mortgages held for investment by Wintrust Mortgage and indirect consumer loans

Loans with evidence of credit quality deterioration since origination are excluded from non-performing loans as they continue to earn interest income from the related accretable yield, independent of performance with contractual terms of the loan. See Note 5 of the Consolidated Financial Statements for further discussion of non-performing loans and the loan aging during the respective periods.

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
The following table sets forth the allocation of the allowance for loan and covered loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for loan losses and allowance for covered loan losses allocation:
Commercial	$23,092	25%	$28,794	24%	$31,237	22%	$31,777	21%	$28,012	21%
Commercial real-estate	48,658	32	52,135	31	56,405	31	62,618	34	50,952	39
Home equity	12,611	5	12,734	6	7,712	8	6,213	9	9,013	11
Residential real-estate	5,108	3	5,560	3	5,028	3	5,107	3	3,139	4
Premium finance receivables – commercial	4,842	16	5,530	16	6,109	13	5,482	13	2,836	9
Premium finance receivables – life insurance	741	15	566	14	1,105	15	837	15	980	14
Indirect consumer	182	—	267	1	645	1	526	1	1,368	1
Consumer and other	1,688	1	1,765	1	2,140	1	1,343	1	1,977	1
Total allowance for loan losses	96,922	97	107,351	96	110,381	94	113,903	97	98,277	100
Covered loans	10,092	3	13,454	4	12,977	6	—	3	—	—
Total allowance for loan losses and allowance for covered loan losses	$107,014	100%	$120,805	100%	$123,358	100%	$113,903	100%	$98,277	100%
Allowance category as a percent of total allowance for loan losses and allowance for covered loan losses:
Commercial	22%		24%		25%		28%		29%
Commercial real-estate	45		43		46		55		52
Home equity	12		11		6		5		9
Residential real-estate	5		5		4		4		3
Premium finance receivables—commercial	5		5		5		5		3
Premium finance receivables—life insurance	1		—		1		1		1
Indirect consumer	—		—		1		1		1
Consumer and other	1		1		1		1		2
Total allowance for loan losses	91		89		89		100		100
Covered loans	9		11		11		—		—
Total allowance for loan losses	100%		100%		100%		100%		100%
Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$719		$14,647		$13,231		$4,134		$3,554
Total allowance for credit losses including allowance for covered loan losses	$107,733		$135,452		$136,589		$118,037		$101,831
Management determined that the allowance for loan losses was appropriate at December 31, 2013, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.

(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses at beginning of year	$107,351	$110,381	$113,903	$98,277	$69,767
Provision for credit losses	45,984	72,412	97,920	124,664	167,932
Other adjustments	(938)	(1,333)	—	1,943	—
Reclassification from (to) allowance for unfunded lending-related commitments	640	693	1,904	(1,301)	(2,037)
Charge-offs:
Commercial	14,123	22,405	31,951	18,592	35,022
Commercial real estate	32,745	43,539	62,698	61,873	89,114
Home equity	6,361	9,361	5,020	5,926	4,605
Residential real estate	2,958	4,060	4,115	1,143	1,067
Premium finance receivables – commercial	5,063	3,751	6,617	23,005	8,153
Premium finance receivables – life insurance	17	29	275	233	—
Indirect consumer	130	221	244	967	1,848
Consumer and other	980	1,024	1,532	1,141	644
Total charge-offs	62,377	84,390	112,452	112,880	140,453
Recoveries:
Commercial	1,655	1,220	1,258	1,140	450
Commercial real estate	2,526	6,635	1,386	914	792
Home equity	432	428	64	24	815
Residential real estate	289	22	10	12	—
Premium finance receivables – commercial	1,108	871	6,006	781	651
Premium finance receivables – life insurance	13	69	12	—	—
Indirect consumer	53	103	220	198	179
Consumer and other	186	240	150	131	181
Total recoveries	6,262	9,588	9,106	3,200	3,068
Net charge-offs, excluding covered loans	(56,115)	(74,802)	(103,346)	(109,680)	(137,385)
Allowance for loan losses at year end	$96,922	$107,351	$110,381	$113,903	$98,277
Allowance for unfunded lending-related commitments at year end	$719	$14,647	$13,231	$4,134	$3,554
Allowance for credit losses at year end	$97,641	$121,998	$123,612	$118,037	$101,831
Net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.41%	0.81%	1.44%	0.95%	2.18%
Commercial real estate	0.74	1.02	1.80	1.83	2.59
Home equity	0.79	1.08	0.56	0.64	0.41
Residential real estate	0.35	0.51	0.79	0.19	0.21
Premium finance receivables – commercial	0.19	0.16	0.04	1.74	0.67
Premium finance receivables – life insurance	—	—	0.02	0.02	—
Indirect consumer	0.12	0.16	0.04	1.09	1.24
Consumer and other	0.65	0.66	1.21	0.93	0.35
Total loans, net of unearned income, excluding covered loans	0.44%	0.65%	1.02%	1.16%	1.65%
Net charge-offs as a percentage of the provision for credit losses	122.04%	103.30%	105.54%	87.98%	81.81%
Year-end total loans (excluding covered loans)	$12,896,602	$11,828,943	$10,521,377	$9,599,886	$8,411,771
Allowance for loan losses as a percentage of loans at end of year	0.75%	0.91%	1.05%	1.19%	1.17%
Allowance for credit losses as a percentage of loans at end of year	0.76%	1.03%	1.17%	1.23%	1.21%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $719,000 as of December 31, 2013 compared to $14.6 million as of December 31, 2012. The decrease since the prior year was primarily attributable to the funding of two letters of credit in 2013.

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
Specific Impairment Reserves:
Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be reserved, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral less the estimated cost to sell. Any shortfall is recorded as a specific impairment reserve.
At December 31, 2013, the Company had $162.2 million of impaired loans with $92.2 million of this balance requiring $8.3 million of specific impairment reserves. At December 31, 2012, the Company had $204.5 million of impaired loans with $90.0 million of this balance requiring $13.6 million of specific impairment reserves. The most significant fluctuations in impaired loans requiring specific impairment reserves from 2012 to 2013 occurred within the mixed use and other, and home equity portfolios. The recorded investment of the mixed use and other portfolio requiring specific impairment increased $6.7 million, however, specific impairment decreased $1.6 million. These fluctuations were the result of charge-offs on various loans as well as transfers to OREO. The recorded investment of the home equity portfolio requiring specific impairment decreased $3.3 million, which was primarily the result of one large customer charge-off during the period. See Note 5 of the Consolidated Financial Statements for further discussion of impaired loans and the related specific impairment reserve.
General Reserves:
For loans with a credit risk rating of 1 through 7, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience over a three-year period, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.
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

Effects of Economic Recession and Real Estate Market
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however, the Company's markets have clearly been under stress. As of December 31, 2013, home equity loans and residential mortgages comprised 5% and 3%, respectively, of the Company’s total loan portfolio. At December 31, 2013 (excluding covered loans), approximately only 5.1% of all of the Company’s residential mortgage loans, excluding loans acquired with evidence of credit quality deterioration, and approximately only 2.0% of all of the Company’s home equity loans are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
Methodology in Assessing Impairment and Charge-off Amounts

In determining the amount of impairment or charge-offs associated with collateral dependent loans, the Company values the loan generally by starting with a valuation obtained from an appraisal of the underlying collateral and then deducting estimated selling costs to arrive at a net appraised value. We obtain the appraisals of the underlying collateral typically on an annual basis from one of a pre-approved list of independent, third party appraisal firms. Types of appraisal valuations include “as-is”, “as-complete”, “as-stabilized”, bulk, fair market, liquidation and “retail sellout” values.

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

TDRs
At December 31, 2013, the Company had $107.1 million in loans modified in TDRs. The $107.1 million in TDRs represents 149 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $126.5 million representing 165 credits at December 31, 2012.
Concessions were granted on a case-by-case basis working with these borrowers to find modified terms that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 5 of Consolidated Financial Statements of this report for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.
Subsequent to its restructuring, any TDR with a below market rate concession that becomes nonaccrual, will remain classified by the Company as a TDR for its duration and will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at December 31, 2013 and approximately $4.8 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at December 31, 2013, the Company was committed to lend additional funds to borrowers totaling $1.9 million under the contractual terms related to TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Accruing TDRs:
Commercial	$6,045	$11,871
Commercial real estate	69,225	89,906
Residential real estate and other	3,340	4,342
Total accruing TDRs	$78,610	$106,119
Non-accrual TDRs: (1)
Commercial	$1,343	$6,124
Commercial real estate	24,310	12,509
Residential real estate and other	2,840	1,721
Total non-accrual TDRs	$28,493	$20,354
Total TDRs:
Commercial	$7,388	$17,995
Commercial real estate	93,535	102,415
Residential real estate and other	6,180	6,063
Total TDRs	$107,103	$126,473
Weighted-average contractual interest rate of TDRs	4.12%	4.11%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of December 31, 2013, 2012 and 2011, and shows the changes in the balance during those periods:

Year Ended December 31, 2013 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$17,995	$102,415	$6,063	$126,473
Additions during the period	708	19,676	2,296	22,680
Reductions:
Charge-offs	(3,146)	(8,658)	(369)	(12,173)
Transferred to OREO and other repossessed assets	(3,800)	(1,948)	(103)	(5,851)
Removal of TDR loan status (1)	(2,932)	(1,003)	—	(3,935)
Payments received	(1,437)	(16,947)	(1,707)	(20,091)
Balance at period end	$7,388	$93,535	$6,180	$107,103

Year Ended December 31, 2012 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$10,834	$112,796	$6,888	$130,518
Additions during the period	14,312	56,564	1,672	72,548
Reductions:
Charge-offs	(5,160)	(13,259)	(1,396)	(19,815)
Transferred to OREO and other repossessed assets	—	(4,096)	(449)	(4,545)
Removal of TDR loan status (1)	(363)	(6,365)	(273)	(7,001)
Payments received	(1,628)	(43,225)	(379)	(45,232)
Balance at period end	$17,995	$102,415	$6,063	$126,473

Year Ended December 31, 2011 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$18,028	$81,366	$1,796	$101,190
Additions during the period	6,956	87,656	5,916	100,528
Reductions:
Charge-offs	(5,959)	(16,396)	(753)	(23,108)
Transferred to OREO and other repossessed assets	—	(8,288)	—	(8,288)
Removal of TDR loan status (1)	(6,588)	(9,537)	—	(16,125)
Payments received	(1,603)	(22,005)	(71)	(23,679)
Balance at period end	$10,834	$112,796	$6,888	$130,518

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

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
Loan Concentrations
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2013, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

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

	Year Ended
(Dollars in thousands)	December 31, 2013	December 31, 2012
Balance at beginning of period	$62,891	$86,523
Disposal/resolved	(34,071)	(42,324)
Transfers in at fair value, less costs to sell	20,825	30,651
Additions from acquisition	8,591	2,923
Fair value adjustments	(7,782)	(14,882)
Balance at end of period	$50,454	$62,891

	Period End
(Dollars in thousands)	December 31, 2013	December 31, 2012
Residential real estate	$5,452	$9,077
Residential real estate development	3,859	12,144
Commercial real estate	41,143	41,670
Total	$50,454	$62,891

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
The following table summarizes the capital guidelines for bank holding companies, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2013, 2012 and 2011:

	Minimum Ratios	Well Capitalized Ratios	2013	2012	2011
Tier 1 Leverage Ratio	4.0%	5.0%	10.5%	10.0%	9.4%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	12.2%	12.1%	11.8%
Total Capital to Risk-Weighted Assets	8.0%	10.0%	12.9%	13.1%	13.0%
Total average equity to total average assets	N/A	N/A	10.6%	10.3%	10.0%
Dividend payout ratio	N/A	N/A	6.5%	7.8%	10.8%

As reflected in the table, each of the Company’s capital ratios at December 31, 2013, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 20 of the Consolidated Financial Statements for further information on the capital positions of the banks.
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
In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share for $126.5 million in an equity offering. Net proceeds to the Company totaled $122.7 million after deducting offering costs. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock. In 2013, pursuant to such terms, certain holders of the Series C Preferred Stock elected to convert 23 shares of Series C Preferred Stock into 559 shares of the Company's common stock, no par value. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

In December 2010, the Company sold 4.6 million 7.50% tangible equity units (“TEU”) at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit was composed of a prepaid stock purchase contract and a junior subordinated amortizing note that was paid-off in December 2013. For additional discussion of the TEUs, see Note 24 and 15 of the Consolidated Financial Statements.
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and has continued to approve semi-annual dividends since that time. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s credit agreement. Under the terms of the Company’s revolving credit facility entered into on October 30, 2009 (and amended most recently on November 7, 2013), the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its credit facility. In January and July of 2013 and 2012, Wintrust declared semi-annual cash dividends of $0.09 per common share. In January 2014, Wintrust declared a quarterly cash dividend of $0.10 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.
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
At January 1, 2014, subject to minimum capital requirements at the banks, approximately $147.4 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.
Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2013, 2012 and 2011 the subsidiaries paid dividends to Wintrust totaling $112.8 million, $45.0 million, and $27.8 million, respectively.
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
Core deposits are the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC. Core deposits are generally defined in the industry as total deposits less time deposits with balances greater than $100,000. Due to the affluent nature of many of the communities that the Company serves, management believes that many of its time deposits with balances in excess of $100,000 are also a stable source of funds. Currently, standard deposit insurance coverage is $250,000 per depositor per insured bank, for each account ownership category.
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

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Total deposits	$14,668,789	14,428,544	12,307,267	10,803,673	9,917,074
Brokered Deposits (1)	476,139	787,812	674,013	639,687	927,722
Brokered deposits as a percentage of total deposits (1)	3.2%	5.5%	5.5%	5.9%	9.4%

(1)
Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2013 and 2012, the banks had approximately $815.9 million and $690.7 million, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.
As discussed in Note 6 of the Consolidated Financial Statements, in September 2009, the Company’s subsidiary, FIFC, sponsored a QSPE that issued $600 million in aggregate principal amount of its Notes. The QSPE’s obligations under the Notes were secured by loans made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies. At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in a non-TALF-eligible transaction. During 2012, the Company repurchased $239.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the Notes resulting in no balance remaining at December 31, 2013 and 2012, compared to a balance of $600.0 million at 2011.
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
Contractual Obligations. The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total
Deposits	11	$13,082,834	1,374,231	206,102	5,622	14,668,789
Notes payable	12	364	—	—	—	364
FHLB advances (1)	13	90,262	172,500	130,000	25,000	417,762
Subordinated notes	14	—	—	—	—	—
Other borrowings	15	235,918	1,095	17,727	—	254,740
Junior subordinated debentures	16	—	—	—	249,493	249,493
Operating leases	17	5,112	10,032	8,036	9,851	33,031
Purchase obligations (2)		34,012	23,294	1,497	471	59,274
Total		$13,448,502	1,581,152	363,362	290,437	15,683,453

(1)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(2)
Purchase obligations presented above primarily relate to certain contractual obligations for services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2013 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
Commitments.
The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2013. Further information on these commitments is included in Note 21 of the Consolidated Financial Statements.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$1,468,118	984,869	239,515	46,158	2,738,660
Residential real estate	194,285	—	—	—	194,285
Revolving home equity lines of credit	747,122	—	—	—	747,122
Letters of credit	95,974	67,622	2,179	452	166,227
Commitments to sell mortgage loans	472,080	—	—	—	472,080
Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2013, the liability for estimated losses on repurchase and indemnification was $3.8 million and was included in other liabilities on the balance sheet.

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 2013 and December 31, 2012, is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
December 31, 2013	5.0%	2.4%	(5.0)%	(10.0)%
December 31, 2012	5.1%	2.4%	(3.5)%	(7.6)%
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
During 2013 and 2012, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use other financial derivative instruments. There were no covered call options outstanding as of December 31, 2013 or 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries
We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wintrust Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2014

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except per share data)	2013	2012
Assets
Cash and due from banks	$253,408	$284,731
Federal funds sold and securities purchased under resale agreements	10,456	30,297
Interest-bearing deposits with other banks	495,574	1,035,743
Available-for-sale securities, at fair value	2,176,290	1,796,076
Trading account securities	497	583
Federal Home Loan Bank and Federal Reserve Bank stock	79,261	79,564
Brokerage customer receivables	30,953	24,864
Mortgage loans held-for-sale, at fair value	332,485	385,033
Mortgage loans held-for-sale, at lower of cost or market	1,842	27,167
Loans, net of unearned income, excluding covered loans	12,896,602	11,828,943
Covered loans	346,431	560,087
Total loans	13,243,033	12,389,030
Less: Allowance for loan losses	96,922	107,351
Less: Allowance for covered loan losses	10,092	13,454
Net loans	13,136,019	12,268,225
Premises and equipment, net	531,947	501,205
FDIC indemnification asset	85,672	208,160
Accrued interest receivable and other assets	569,619	511,617
Goodwill	374,547	345,401
Other intangible assets	19,213	20,947
Total assets	$18,097,783	$17,519,613

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$2,721,771	$2,396,264
Interest bearing	11,947,018	12,032,280
Total deposits	14,668,789	14,428,544
Notes payable	364	2,093
Federal Home Loan Bank advances	417,762	414,122
Other borrowings	254,740	274,411
Secured borrowings—owed to securitization investors	—	—
Subordinated notes	—	15,000
Junior subordinated debentures	249,493	249,493
Trade date securities payable	303,088	—
Accrued interest payable and other liabilities	302,958	331,245
Total liabilities	16,197,194	15,714,908
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; No shares issued and outstanding at December 31, 2013 and 50,000 shares issued and outstanding at December 31, 2012	—	49,906
Series C - $1,000 liquidation value; 126,477 and 126,500 shares issued and outstanding at December 31, 2013 and 2012, respectively	126,477	126,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2013 and 2012; 46,181,588 shares and 37,107,684 shares issued at December 31, 2013 and 2012, respectively	46,181	37,108
Surplus	1,117,032	1,036,295
Treasury stock, at cost, 65,005 shares and 249,329 shares at December 31, 2013 and 2012, respectively	(3,000)	(7,838)
Retained earnings	676,935	555,023
Accumulated other comprehensive (loss) income	(63,036)	7,711
Total shareholders’ equity	1,900,589	1,804,705
Total liabilities and shareholders’ equity	$18,097,783	$17,519,613
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011
Interest income
Interest and fees on loans	$588,435	$583,872	$552,938
Interest bearing deposits with banks	1,644	1,552	3,419
Federal funds sold and securities purchased under resale agreements	27	38	116
Securities	37,025	38,134	46,219
Trading account securities	25	28	44
Federal Home Loan Bank and Federal Reserve Bank stock	2,773	2,550	2,297
Brokerage customer receivables	780	847	760
Total interest income	630,709	627,021	605,793
Interest expense
Interest on deposits	53,191	68,305	87,938
Interest on Federal Home Loan Bank advances	11,014	12,103	16,320
Interest on notes payable and other borrowings	4,341	8,966	11,023
Interest on secured borrowings—owed to securitization investors	—	5,087	12,113
Interest on subordinated notes	167	428	750
Interest on junior subordinated debentures	11,369	12,616	16,272
Total interest expense	80,082	107,505	144,416
Net interest income	550,627	519,516	461,377
Provision for credit losses	46,033	76,436	102,638
Net interest income after provision for credit losses	504,594	443,080	358,739
Non-interest income
Wealth management	63,042	52,680	44,517
Mortgage banking	106,857	109,970	56,942
Service charges on deposit accounts	20,366	16,971	14,963
(Losses) gains on available-for-sale securities, net	(3,000)	4,895	1,792
Fees from covered call options	4,773	10,476	13,570
Gain on bargain purchases, net	—	7,503	37,974
Trading gains (losses), net	892	(1,900)	337
Other	29,467	25,497	19,603
Total non-interest income	222,397	226,092	189,698
Non-interest expense
Salaries and employee benefits	308,794	288,589	237,785
Equipment	26,450	23,222	18,267
Occupancy, net	36,633	32,294	28,764
Data processing	18,672	15,739	14,568
Advertising and marketing	11,051	9,438	8,380
Professional fees	14,922	15,262	16,874
Amortization of other intangible assets	4,627	4,324	3,425
FDIC insurance	12,728	13,422	14,143
OREO expenses, net	5,834	22,103	26,340
Other	62,840	64,647	51,858
Total non-interest expense	502,551	489,040	420,404
Income before taxes	224,440	180,132	128,033
Income tax expense	87,230	68,936	50,458
Net income	$137,210	$111,196	$77,575
Preferred stock dividends and discount accretion	8,395	9,093	4,128
Net income applicable to common shares	$128,815	$102,103	$73,447
Net income per common share—Basic	$3.33	$2.81	$2.08
Net income per common share—Diluted	$2.75	$2.31	$1.67
Cash dividends declared per common share	$0.18	$0.18	$0.18
Weighted average common shares outstanding	38,699	36,365	35,355
Dilutive potential common shares	11,249	11,669	8,636
Average common shares and dilutive common shares	49,948	48,034	43,991
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net income	$137,210	$111,196	$77,575
Unrealized (losses) gains on securities
Before tax	(102,790)	8,793	4,467
Tax effect	40,608	(3,332)	(1,862)
Net of tax	(62,182)	5,461	2,605
Less: Reclassification of net (losses) gains included in net income
Before tax	(3,000)	4,895	1,792
Tax effect	1,193	(1,940)	(712)
Net of tax	(1,807)	2,955	1,080
Net unrealized (losses) gains on securities	(60,375)	2,506	1,525
Unrealized gains on derivative instruments
Before tax	4,702	2,960	1,690
Tax effect	(1,872)	(1,170)	(581)
Net unrealized gains on derivative instruments	2,830	1,790	1,109
Foreign currency translation adjustment
Before tax	(17,564)	8,249	—
Tax effect	4,362	(1,956)	—
Net foreign currency translation adjustment	(13,202)	6,293	—
Total other comprehensive (loss) income	(70,747)	10,589	2,634
Comprehensive income	$66,463	$121,785	$80,209
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2010	$49,640	$34,864	$965,203	$—	$392,354	$(5,512)	$1,436,549
Net income	—	—	—	—	77,575	—	77,575
Other comprehensive income, net of tax	—	—	—	—	—	2,634	2,634
Cash dividends declared on common stock	—	—	—	—	(6,344)	—	(6,344)
Dividends on preferred stock	—	—	—	—	(4,000)	—	(4,000)
Accretion on preferred stock	128	—	—	—	(128)	—	—
Common stock repurchases	—	—	—	(112)	—	—	(112)
Stock-based compensation	—	—	5,692	—	—	—	5,692
Common stock issued for:
Acquisitions	—	883	25,603	—	—	—	26,486
Exercise of stock options and warrants	—	86	1,504	—	—	—	1,590
Restricted stock awards	—	57	(132)	—	—	—	(75)
Employee stock purchase plan	—	67	2,032	—	—	—	2,099
Director compensation plan	—	25	1,414	—	—	—	1,439
Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533
Net income	—	—	—	—	111,196	—	111,196
Other comprehensive income, net of tax	—	—	—	—	—	10,589	10,589
Cash dividends declared on common stock	—	—	—	—	(6,537)	—	(6,537)
Dividends on preferred stock	—	—	—	—	(8,955)	—	(8,955)
Accretion on preferred stock	138	—	—	—	(138)	—	—
Stock-based compensation	—	—	9,072	—	—	—	9,072
Issuance of Series C preferred stock	126,500	—	(3,810)	—	—	—	122,690
Common stock issued for:
Acquisitions	—	398	14,162	—	—	—	14,560
Exercise of stock options and warrants	—	503	11,904	(6,717)	—	—	5,690
Restricted stock awards	—	132	(117)	(1,009)	—	—	(994)
Employee stock purchase plan	—	71	2,254	—	—	—	2,325
Director compensation plan	—	22	1,514	—	—	—	1,536
Balance at December 31, 2012	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
Net income	—	—	—	—	137,210	—	137,210
Other comprehensive loss, net of tax	—	—	—	—	—	(70,747)	(70,747)
Cash dividends declared on common stock	—	—	—	—	(6,903)	—	(6,903)
Dividends on preferred stock	—	—	—	—	(8,325)	—	(8,325)
Accretion on preferred stock	70	—	—	—	(70)	—	—
Stock-based compensation	—	—	6,799	—	—	—	6,799
Conversion of Series A preferred stock to common stock	(49,976)	1,944	48,032	—	—	—	—
Conversion of Series C preferred stock to common stock	(23)	1	22	—	—	—	—
Settlement of prepaid common stock purchase contracts	—	5,870	(14,212)	8,342	—	—	—
Common stock issued for:
Acquisitions	—	648	22,422	—	—	—	23,070
Exercise of stock options and warrants	—	372	13,613	(3,215)	—	—	10,770
Restricted stock awards	—	145	182	(289)	—	—	38
Employee stock purchase plan	—	62	2,397	—	—	—	2,459
Director compensation plan	—	31	1,482	—	—	—	1,513
Balance at December 31, 2013	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012	2011
Operating Activities:
Net income	$137,210	$111,196	$77,575
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	46,033	76,436	102,638
Depreciation and amortization	26,180	24,676	19,469
Deferred income tax expense (benefit)	1,539	(23,315)	(639)
Stock-based compensation expense	6,799	9,072	5,692
Tax (expense) benefit from stock-based compensation arrangements	(831)	1,392	129
Excess tax benefits from stock-based compensation arrangements	(474)	(841)	(306)
Net amortization (accretion) of premium on securities	2,934	(1,034)	4,434
Mortgage servicing rights fair value change, net	(1,739)	4,101	4,673
Originations and purchases of mortgage loans held-for-sale	(3,708,364)	(3,866,012)	(2,545,385)
Proceeds from sales of mortgage loans held-for-sale	3,862,030	3,865,863	2,638,162
Bank owned life insurance income, net of claims	(3,446)	(2,920)	(2,569)
Decrease in trading securities, net	86	1,907	2,389
Net (increase) decrease in brokerage customer receivables	(6,089)	3,061	(3,376)
Gains on mortgage loans sold	(75,793)	(91,527)	(41,854)
Losses (gains) on available-for-sale securities, net	3,000	(4,895)	(1,792)
Gain on bargain purchases, net	—	(7,503)	(37,974)
Loss on sales of premises and equipment, net	23	333	29
Net loss on sales and fair value adjustments of other real estate owned	136	15,316	20,110
Decrease in accrued interest receivable and other assets, net	54,300	15,605	12,582
(Decrease) increase in accrued interest payable and other liabilities, net	(21,749)	137,743	(9,720)
Net Cash Provided by Operating Activities	321,785	268,654	244,267
Investing Activities:
Proceeds from maturities of available-for-sale securities	295,807	588,281	1,483,986
Proceeds from sales of available-for-sale securities	138,274	2,399,035	1,265,046
Purchases of available-for-sale securities	(489,131)	(2,570,373)	(3,087,864)
Net cash (paid) received for acquisitions	(14,491)	64,351	91,571
Divestiture of operations	(149,100)	—	—
Proceeds from sales of other real estate owned	100,162	88,633	59,076
Proceeds received from the FDIC related to reimbursements on covered assets	53,443	169,689	92,595
Net decrease (increase) in interest-bearing deposits with banks	643,626	(212,564)	140,684
Net increase in loans	(781,693)	(948,601)	(802,926)
Purchases of premises and equipment, net	(37,694)	(74,326)	(79,132)
Net Cash Used for Investing Activities	(240,797)	(495,875)	(836,964)
Financing Activities:
(Decrease) increase in deposit accounts	(78,946)	1,251,792	385,335
(Decrease) increase in other borrowings, net	(22,396)	(306,786)	226,050
Decrease in Federal Home Loan Bank advances, net	(18,000)	(70,000)	—
Repayment of subordinated notes	(15,000)	(20,000)	(15,000)
Payoff of secured borrowing	—	(600,000)	—
Excess tax benefits from stock-based compensation arrangements	474	841	306
Net proceeds from issuance of Series C preferred stock	—	122,690	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	19,113	14,891	3,586
Common stock repurchases	(3,504)	(7,726)	(112)
Dividends paid	(13,893)	(13,157)	(10,344)
Net Cash (Used for) Provided by Financing Activities	(132,152)	372,545	589,821
Net (Decrease) Increase in Cash and Cash Equivalents	(51,164)	145,324	(2,876)
Cash and Cash Equivalents at Beginning of Period	315,028	169,704	172,580
Cash and Cash Equivalents at End of Period	$263,864	$315,028	$169,704
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$83,395	$109,173	$146,982
Income taxes, net	97,703	82,067	57,474
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	559,694	1,158,925	1,257,085
Value ascribed to goodwill and other intangible assets	35,056	42,588	37,198
Fair value of liabilities assumed	511,603	1,160,084	1,220,189
Non-cash activities
Transfer to other real estate owned from loans	81,526	30,651	59,669
Common stock issued for acquisitions	23,070	14,560	27,091
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

The Company maintains its allowance for loan losses at a level believed appropriate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan reporting system loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (an impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral less the estimated cost to sell. Any shortfall is recorded as a specific reserve. For loans with a credit risk rating of 7 or better, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience over a three year period, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
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
Bank-Owned Life Insurance
The Company owns BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2013 and 2012, BOLI totaled $118.5 million and $104.6 million, respectively.

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
Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (“covered call options”). These option transactions are designed primarily as an economic hedge to increase the total return associated with holding these securities as earning assets. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, adjustments related to cash flow hedges, net of deferred taxes and foreign currency translation adjustments, net of taxes.
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

(2) Recent Accounting Pronouncements
Repossession of Residential Real Estate Collateral
In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to address diversity in practice and clarify guidance regarding the accounting for an in-substance repossession or foreclosure of residential real estate collateral. This ASU clarifies that an in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor. Additionally, this ASU requires disclosure of both the amount of foreclosed residential real estate property held by the Company and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. This guidance is effective for fiscal years beginning after December 15, 2014. Other than requiring additional disclosures, the Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
(3) Available-for-Sale Securities
A summary of the available-for-sale securities portfolio presenting carrying amounts and gross unrealized gains and losses as of December 31, 2013 and 2012 is as follows:

	December 31, 2013				December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$354,262	$141	$(18,308)	$336,095	$220,226	$198	$(937)	$219,487
U.S. Government agencies	950,086	1,680	(56,078)	895,688	986,186	4,839	(986)	990,039
Municipal	154,463	2,551	(4,298)	152,716	107,868	2,899	(296)	110,471
Corporate notes:
Financial issuers	129,362	1,993	(2,411)	128,944	142,205	2,452	(3,982)	140,675
Other	5,994	105	(5)	6,094	13,911	220	—	14,131
Mortgage-backed: (1)
Mortgage-backed securities	562,708	3,537	(18,047)	548,198	188,485	8,805	(30)	197,260
Collateralized mortgage obligations	57,711	258	(942)	57,027	73,386	928	—	74,314
Other equity securities	50,532	1,493	(497)	51,528	52,846	215	(3,362)	49,699
Total available-for-sale securities	$2,265,118	$11,758	$(100,586)	$2,176,290	$1,785,113	$20,556	$(9,593)	$1,796,076

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$75,695	$(62)	$181,922	$(18,246)	$257,617	$(18,308)
U.S. Government agencies	399,982	(47,860)	53,431	(8,218)	453,413	(56,078)
Municipal	66,368	(3,757)	10,529	(541)	76,897	(4,298)
Corporate notes:
Financial issuers	21,296	(49)	66,834	(2,362)	88,130	(2,411)
Other	995	(5)	—	—	995	(5)
Mortgage-backed:
Mortgage-backed securities	270,522	(18,008)	2,922	(39)	273,444	(18,047)
Collateralized mortgage obligations	40,449	(942)	—	—	40,449	(942)
Other equity securities	8,272	(205)	5,709	(292)	13,981	(497)
Total	$883,579	$(70,888)	$321,347	$(29,698)	$1,204,926	$(100,586)
The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$199,250	$(937)	$—	$—	$199,250	$(937)
U.S. Government agencies	200,408	(986)	—	—	200,408	(986)
Municipal	26,782	(295)	512	(1)	27,294	(296)
Corporate notes:
Financial issuers	4,644	(13)	91,970	(3,969)	96,614	(3,982)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	20,198	(30)	—	—	20,198	(30)
Collateralized mortgage obligations	—	—	—	—	—	—
Other equity securities	5,960	(40)	22,078	(3,322)	28,038	(3,362)
Total	$457,242	$(2,301)	$114,560	$(7,292)	$571,802	$(9,593)
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
The Company does not consider securities with unrealized losses at December 31, 2013 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily treasury notes, corporate securities of financial issuers, and agency bonds. Unrealized losses recognized on treasury notes and agency bonds are the result of increases in yields for similar types of securities which have a longer duration and maturity. The unrealized losses on corporate securities of financial issuers were comprised primarily of three trust-preferred securities. These securities continue to make contractual interest payments and have issuers with strong capital ratios.

In the fourth quarter of 2013, the Company recorded an other-than-temporary impairment charge related to a money market preferred security. The Company recognized this charge because it estimated that it would not be able to recover its amortized basis prior to its anticipated sale of the security as a result of the Volcker Rule.
The following table provides information as to the amount of gross gains and gross losses realized, other-than-temporary impairment charges and proceeds received through the sales of available-for-sale investment securities:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Realized gains	$434	$4,918	$1,874
Realized losses	(106)	(23)	(82)
Net realized gains	$328	$4,895	$1,792
Other than temporary impairment charges	(3,328)	—	—
(Losses) gains on available-for-sale securities, net	$(3,000)	$4,895	$1,792
Proceeds from sales of available-for-sale securities, net	$138,274	$2,399,035	$1,265,046
Net losses on available-for-sale securities resulted in an income tax benefit included in total income tax expense of $1.2 million in 2013. Net gains on available-for-sale securities resulted in income tax expense of $1.9 million in 2012 and $705,000 in 2011.
The amortized cost and fair value of securities as of December 31, 2013 and December 31, 2012, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$268,847	$269,168	$188,594	$189,015
Due in one to five years	358,108	358,357	419,588	419,654
Due in five to ten years	350,372	330,020	361,037	362,135
Due after ten years	616,840	561,992	501,177	503,999
Mortgage-backed	620,419	605,225	261,871	271,574
Other equity securities	50,532	51,528	52,846	49,699
Total available-for-sale securities	$2,265,118	$2,176,290	$1,785,113	$1,796,076
At December 31, 2013 and December 31, 2012, securities having a carrying value of $1.2 billion and $1.1 billion, respectively, which include securities traded but not yet settled, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2013, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans
A summary of the loan portfolio at December 31, 2013 and 2012 is as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Balance:
Commercial	$3,253,687	$2,914,798
Commercial real-estate	4,230,035	3,864,118
Home equity	719,137	788,474
Residential real-estate	434,992	367,213
Premium finance receivables—commercial	2,167,565	1,987,856
Premium finance receivables—life insurance	1,923,698	1,725,166
Indirect consumer	50,680	77,333
Consumer and other	116,808	103,985
Total loans, net of unearned income, excluding covered loans	$12,896,602	$11,828,943
Covered loans	346,431	560,087
Total loans	$13,243,033	$12,389,030
Mix:
Commercial	25%	24%
Commercial real-estate	32	31
Home equity	5	6
Residential real-estate	3	3
Premium finance receivables—commercial	16	16
Premium finance receivables—life insurance	15	14
Indirect consumer	—	1
Consumer and other	1	1
Total loans, net of unearned income, excluding covered loans	97%	96%
Covered loans	3	4
Total loans	100%	100%
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $41.9 million and $41.1 million at December 31, 2013 and 2012, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as loans acquired with evidence of credit quality deterioration since origination are recorded net of credit discounts. See “Acquired Loan Information at Acquisition,” below.
Total loans, excluding loans acquired with evidence of credit quality deterioration since origination, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(9.2) million and $13.2 million at December 31, 2013 and 2012, respectively. The net credit balance at December 31, 2013 is primarily the result of purchase accounting adjustments related to the acquisition of FNBI and Diamond during 2013.
Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $2.9 billion and $2.5 billion at December 31, 2013 and 2012, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2013, approximately $2.4 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $461.2 million of pledged loans was used to secure potential borrowings at the Federal Reserve Bank discount window. At December 31, 2013 and 2012, the banks borrowed $417.8 million and $414.1 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 13 – Federal Home Loan Bank Advances for a summary of these borrowings.
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

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Bank acquisitions	$453,944	$338,517	$674,868	$503,837
Life insurance premium finance loans acquisition	437,155	423,906	536,503	514,459
The following table provides estimated details on loans acquired in 2013 as of the date of acquisition:

(Dollars in thousands)	FNBI	Diamond
Contractually required payments including interest	$32,022	$47,853
Less: Nonaccretable difference	8,890	12,898
Cash flows expected to be collected (1)	23,132	34,955
Less: Accretable yield	2,055	3,451
Fair value of loans acquired with evidence of credit quality deterioration since origination	$21,077	$31,504

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.
See Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with loans acquired with evidence of credit quality deterioration since origination at December 31, 2013.
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

	Years Ended December 31,
	2013		2012
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$143,224	$13,055	$173,120	$18,861
Acquisitions	5,428	—	8,217	—
Accretable yield amortized to interest income	(36,898)	(8,795)	(52,101)	(11,441)
Accretable yield amortized to indemnification asset (1)	(36,202)	—	(66,798)	—
Reclassification from non-accretable difference (2)	50,873	2,840	64,603	4,096
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(18,770)	1,154	16,183	1,539
Accretable yield, ending balance (3)	$107,655	$8,254	$143,224	$13,055

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnfication asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of December 31, 2013, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $33.7 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income from loans acquired in bank acquisitions totaled $36.9 million and $52.1 million in 2013 and 2012, respectively.  These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(5) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at December 31, 2013 and 2012:

As of December 31, 2013 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,143	$—	$4,938	$7,404	$1,813,721	$1,836,206
Franchise	—	—	400	—	219,983	220,383
Mortgage warehouse lines of credit	—	—	—	—	67,470	67,470
Community Advantage — homeowners association	—	—	—	—	90,894	90,894
Aircraft	—	—	—	—	10,241	10,241
Asset-based lending	637	—	388	1,878	732,190	735,093
Tax exempt	—	—	—	—	161,239	161,239
Leases	—	—	—	788	109,043	109,831
Other	—	—	—	—	11,147	11,147
Purchased non-covered commercial (1)	—	274	156	1,685	9,068	11,183
Total commercial	10,780	274	5,882	11,755	3,224,996	3,253,687
Commercial real-estate:
Residential construction	149	—	—	—	38,351	38,500
Commercial construction	6,969	—	—	505	129,232	136,706
Land	2,814	—	4,224	619	99,128	106,785
Office	10,087	—	2,265	3,862	626,027	642,241
Industrial	5,654	—	585	914	626,785	633,938
Retail	10,862	—	837	2,435	642,125	656,259
Multi-family	2,035	—	—	348	564,154	566,537
Mixed use and other	8,088	230	3,943	15,949	1,344,244	1,372,454
Purchased non-covered commercial real-estate (1)	—	18,582	3,540	5,238	49,255	76,615
Total commercial real-estate	46,658	18,812	15,394	29,870	4,119,301	4,230,035
Home equity	10,071	—	1,344	3,060	704,662	719,137
Residential real estate	14,974	—	1,689	5,032	410,430	432,125
Purchased non-covered residential real estate (1)	—	1,988	—	—	879	2,867
Premium finance receivables
Commercial insurance loans	10,537	8,842	6,912	24,094	2,117,180	2,167,565
Life insurance loans	—	—	2,524	1,808	1,495,460	1,499,792
Purchased life insurance loans (1)	—	—	—	—	423,906	423,906
Indirect consumer	55	105	29	353	50,138	50,680
Consumer and other	1,082	—	47	657	113,818	115,604
Purchased non-covered consumer and other (1)	—	181	—	—	1,023	1,204
Total loans, net of unearned income, excluding covered loans	$94,157	$30,202	$33,821	$76,629	$12,661,793	$12,896,602
Covered loans	9,425	56,282	5,877	7,937	266,910	346,431
Total loans, net of unearned income	$103,582	$86,484	$39,698	$84,566	$12,928,703	$13,243,033

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding loans acquired with evidence of credit quality deterioration since origination. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at December 31, 2013 and 2012:

	Performing		Non-performing		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2013	2012	2013	2012	2013	2012
Loan Balances:
Commercial
Commercial and industrial	$1,826,063	$1,608,794	$10,143	$19,409	$1,836,206	$1,628,203
Franchise	220,383	194,603	—	1,792	220,383	196,395
Mortgage warehouse lines of credit	67,470	215,076	—	—	67,470	215,076
Community Advantage—homeowners association	90,894	81,496	—	—	90,894	81,496
Aircraft	10,241	17,364	—	—	10,241	17,364
Asset-based lending	734,456	571,902	637	536	735,093	572,438
Tax exempt	161,239	91,824	—	—	161,239	91,824
Leases	109,831	90,443	—	—	109,831	90,443
Other	11,147	16,549	—	—	11,147	16,549
Purchased non-covered commercial (1)	11,183	5,010	—	—	11,183	5,010
Total commercial	3,242,907	2,893,061	10,780	21,737	3,253,687	2,914,798
Commercial real-estate
Residential construction	38,351	37,291	149	3,110	38,500	40,401
Commercial construction	129,737	168,796	6,969	2,159	136,706	170,955
Land	103,971	122,898	2,814	11,299	106,785	134,197
Office	632,154	565,515	10,087	4,196	642,241	569,711
Industrial	628,284	575,848	5,654	2,089	633,938	577,937
Retail	645,397	561,104	10,862	7,792	656,259	568,896
Multi-family	564,502	394,105	2,035	2,586	566,537	396,691
Mixed use and other	1,364,136	1,332,512	8,318	16,742	1,372,454	1,349,254
Purchased non-covered commercial real-estate (1)	76,615	56,076	—	—	76,615	56,076
Total commercial real-estate	4,183,147	3,814,145	46,888	49,973	4,230,035	3,864,118
Home equity	709,066	774,951	10,071	13,523	719,137	788,474
Residential real estate	417,151	354,629	14,974	11,728	432,125	366,357
Purchased non-covered residential real estate (1)	2,867	856	—	—	2,867	856
Premium finance receivables
Commercial insurance loans	2,148,186	1,968,546	19,379	19,310	2,167,565	1,987,856
Life insurance loans	1,499,792	1,210,682	—	25	1,499,792	1,210,707
Purchased life insurance loans (1)	423,906	514,459	—	—	423,906	514,459
Indirect consumer	50,520	77,089	160	244	50,680	77,333
Consumer and other	114,522	99,610	1,082	1,543	115,604	101,153
Purchased non-covered consumer and other (1)	1,204	2,832	—	—	1,204	2,832
Total loans, net of unearned income, excluding covered loans	$12,793,268	$11,710,860	$103,334	$118,083	$12,896,602	$11,828,943

(1)
Purchased loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 4 - Loans for further discussion of these purchased loans.

A summary of the activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the years ended December 31, 2013 and 2012 is as follows:

Year Ended December 31, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,794	$52,135	$12,734	$5,560	$6,096	$267	$1,765	$107,351
Other adjustments	(51)	(783)	3	(88)	(19)	—	—	(938)
Reclassification to/from allowance for unfunded lending-related commitments	—	640	—	—	—	—	—	640
Charge-offs	(14,123)	(32,745)	(6,361)	(2,958)	(5,080)	(130)	(980)	(62,377)
Recoveries	1,655	2,526	432	289	1,121	53	186	6,262
Provision for credit losses	6,817	26,885	5,803	2,305	3,465	(8)	717	45,984
Allowance for loan losses at period end	$23,092	$48,658	$12,611	$5,108	$5,583	$182	$1,688	$96,922
Allowance for unfunded lending-related commitments at period end	$—	$719	$—	$—	$—	$—	$—	$719
Allowance for credit losses at period end	$23,092	$49,377	$12,611	$5,108	$5,583	$182	$1,688	$97,641
Individually evaluated for impairment	1,392	4,653	1,593	655	—	—	109	8,402
Collectively evaluated for impairment	21,637	44,724	11,018	4,390	5,583	182	1,578	89,112
Loans acquired with deteriorated credit quality	63	—	—	63	—	—	1	127
Loans at period end
Individually evaluated for impairment	$17,628	$117,149	$10,297	$17,901	$—	$55	$1,534	$164,564
Collectively evaluated for impairment	3,224,876	4,036,271	708,840	414,224	3,667,357	50,625	114,070	12,216,263
Loans acquired with deteriorated credit quality	11,183	76,615	—	2,867	423,906	—	1,204	515,775

Year Ended December 31, 2012 (Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Indirect Consumer	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,237	$56,405	$7,712	$5,028	$7,214	$645	$2,140	$110,381
Other adjustments	(151)	(1,054)	(4)	(124)	—	—	—	(1,333)
Reclassification to/from allowance for unfunded lending-related commitments	45	648	—	—	—	—	—	693
Charge-offs	(22,405)	(43,539)	(9,361)	(4,060)	(3,780)	(221)	(1,024)	(84,390)
Recoveries	1,220	6,635	428	22	940	103	240	9,588
Provision for credit losses	18,848	33,040	13,959	4,694	1,722	(260)	409	72,412
Allowance for loan losses at period end	$28,794	$52,135	$12,734	$5,560	$6,096	$267	$1,765	$107,351
Allowance for unfunded lending-related commitments at period end	$—	$14,647	$—	$—	$—	$—	$—	$14,647
Allowance for credit losses at period end	$28,794	$66,782	$12,734	$5,560	$6,096	$267	$1,765	$121,998
Individually evaluated for impairment	$3,296	$20,481	$2,569	$1,169	$—	$—	$142	$27,657
Collectively evaluated for impairment	$25,471	$46,233	$10,165	$4,388	$6,096	$267	$1,623	$94,243
Loans acquired with deteriorated credit quality	$27	$68	$—	$3	$—	$—	$—	$98
Loans at period end
Individually evaluated for impairment	$33,608	$139,878	$14,590	$14,810	$—	$53	$1,606	$204,545
Collectively evaluated for impairment	2,876,180	3,668,164	773,884	351,547	3,198,563	77,280	99,547	11,045,165
Loans acquired with deteriorated credit quality	5,010	56,076	—	856	514,459	—	2,832	579,233

A summary of activity in the allowance for covered loan losses for the years ended December 31, 2013 and 2012 is as follows:

	Years Ended
	December 31,	December 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$13,454	$12,977
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	246	20,282
Benefit attributable to FDIC loss share agreements	(197)	(16,258)
Net provision for covered loan losses	49	4,024
Increase in FDIC indemnification asset	197	16,258
Loans charged-off	(15,085)	(19,921)
Recoveries of loans charged-off	11,477	116
Net charge-offs	(3,608)	(19,805)
Balance at end of period	$10,092	$13,454

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the FDIC indemnification asset. The allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses is reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the FDIC indemnification asset. Additions to expected losses will require an increase to the allowance for loan losses, and a corresponding increase to the FDIC indemnification asset. See "FDIC-Assisted Transactions" within Note 8 - Business Combinations for more detail.
Impaired Loans
A summary of impaired loans, including TDRs, at December 31, 2013 and 2012 is as follows:

(Dollars in thousands)	2013	2012
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$92,184	$89,983
Impaired loans with no allowance for loan loss required	70,045	114,562
Total impaired loans (2)	$162,229	$204,545
Allowance for loan losses related to impaired loans	$8,265	$13,575
Troubled debt restructurings	$107,103	$126,473
Reduction of interest income from non-accrual loans	$3,971	$3,866
Interest income recognized on impaired loans	$8,920	$10,819

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2013 and 2012:

	As of			For the Year Ended
December 31, 2013 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$6,297	$7,001	$1,078	$6,611	$354
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	282	294	282	295	14
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	3,099	3,099	18	3,098	115
Land	10,518	11,871	259	10,323	411
Office	7,792	8,444	1,253	8,148	333
Industrial	3,385	3,506	193	3,638	179
Retail	17,511	17,638	1,253	17,678	724
Multi-family	3,237	3,730	235	2,248	139
Mixed use and other	28,935	29,051	1,366	26,792	1,194
Home equity	3,985	5,238	1,593	4,855	236
Residential real estate	6,876	7,023	626	6,335	273
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	267	269	109	273	11
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,890	$16,333	$—	$13,928	$1,043
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	354	2,311	—	2,162	121
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,463	1,530	—	1,609	64
Commercial construction	7,710	13,227	—	9,680	722
Land	5,035	8,813	—	5,384	418
Office	10,379	11,717	—	10,925	610
Industrial	5,087	5,267	—	5,160	328
Retail	7,047	8,610	—	8,462	400
Multi-family	608	1,030	—	903	47
Mixed use and other	4,077	6,213	—	5,046	352
Home equity	6,312	7,790	—	6,307	324
Residential real estate	10,761	13,585	—	9,443	393
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	55	61	—	48	6
Consumer and other	1,267	1,804	—	1,307	109
Total loans, net of unearned income, excluding covered loans	$162,229	$195,455	$8,265	$170,658	$8,920

	As of			For the Year Ended
December 31, 2012 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,010	$12,562	$1,982	$13,312	$881
Franchise	1,792	1,792	1,259	1,792	122
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	511	511	55	484	26
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	2,007	2,007	389	2,007	98
Commercial construction	1,865	1,865	70	1,865	78
Land	12,184	12,860	1,414	12,673	483
Office	5,829	5,887	622	5,936	246
Industrial	1,150	1,200	224	1,208	75
Retail	13,240	13,314	343	13,230	584
Multi-family	3,954	3,954	348	3,972	157
Mixed use and other	22,249	23,166	2,989	23,185	1,165
Home equity	7,270	7,313	2,569	7,282	271
Residential real estate	6,420	6,931	1,169	6,424	226
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	—	—	—	—	—
Consumer and other	502	502	142	502	26
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$20,270	$27,574	$—	$23,877	$1,259
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,362	—	252	76
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,085	4,440	—	4,507	143
Commercial construction	12,263	13,395	—	13,635	540
Land	12,163	17,141	—	14,646	906
Office	8,939	9,521	—	9,432	437
Industrial	3,598	3,776	—	3,741	181
Retail	18,073	18,997	—	19,067	892
Multi-family	2,817	4,494	—	4,120	222
Mixed use and other	15,462	17,210	—	16,122	912
Home equity	7,320	8,758	—	8,164	376
Residential real estate	8,390	9,189	—	9,069	337
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Indirect consumer	53	61	—	65	6
Consumer and other	1,104	1,558	—	1,507	94
Total loans, net of unearned income, excluding covered loans	$204,545	$231,340	$13,575	$222,076	$10,819

Average recorded investment in impaired loans for the years ended December 31, 2013, 2012, and 2011 were $170.7 million, $222.1 million, and $247.1 million, respectively. Interest income recognized on impaired loans was $8.9 million, $10.8 million, and $12.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

TDRs
At December 31, 2013, the Company had $107.1 million in loans modified in TDRs. The $107.1 million in TDRs represents 149 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
A modification of a loan, excluding those acquired with evidence of credit quality deterioration since origination, with an existing credit risk rating of six or worse or a modification of any other credit, which will result in a restructured credit risk rating of six or worse must be reviewed for possible TDR classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of these loans is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan, excluding those acquired with evidence of credit quality deterioration since origination, where the credit risk rating is five or better both before and after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is five or better are not experiencing financial difficulties and therefore, are not considered TDRs.
All credits determined to be a TDR will continue to be classified as a TDR in all subsequent periods, unless the borrower has been in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) and the modified interest rate represented a market rate at the time of a restructuring. The Managed Assets Division, in consultation with the respective loan officer, determines whether the modified interest rate represented a current market rate at the time of restructuring. Using knowledge of current market conditions and rates, competitive pricing on recent loan originations, and an assessment of various characteristics of the modified loan (including collateral position and payment history), an appropriate market rate for a new borrower with similar risk is determined. If the modified interest rate meets or exceeds this market rate for a new borrower with similar risk, the modified interest rate represents a market rate at the time of restructuring. Additionally, before removing a loan from TDR classification, a review of the current or previously measured impairment on the loan and any concerns related to future performance by the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations under the loans based on a credit review by the Managed Assets Division, the TDR classification is not removed from the loan. Loans classified as TDRs that are re-modified subsequent to the initial determination will continue to be classified as a TDRs following the re-modification, unless the requirements for removal from TDR classification discussed above are satisfied at the time of the re-modification.
TDRs are reviewed at the time of modification and on a quarterly basis to determine if a specific reserve is necessary. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral less the estimated cost to sell. Any shortfall is recorded as a specific reserve. The Company, in accordance with ASC 310-10, continues to individually measure impairment of these loans after the TDR classification is removed.
Each TDR was reviewed for impairment at December 31, 2013 and approximately $4.8 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans. For the year-ended December 31, 2013 and 2012, the Company recorded $901,000 and $1.3 million, respectively, in interest income representing this decrease in impairment.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2013, 2012, and 2011, which represent TDRs:

Year ended December 31, 2013	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	5	$573	4	$553	2	$185	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	3	6,120	3	6,120	—	—	3	6,120	—	—
Land	3	2,639	3	2,639	2	287	—	—	1	73
Office	4	4,021	4	4,021	1	556	—	—	—	—
Industrial	1	949	1	949	1	949	—	—	—	—
Retail	1	200	1	200	1	200	—	—	—	—
Multi-family	1	705	1	705	1	705	—	—	—	—
Mixed use and other	6	5,042	6	5,042	5	4,947	1	932	—	—
Residential real estate and other	10	2,296	6	1,613	7	931	2	234	1	1,000
Total loans	35	$22,680	30	$21,862	22	$9,128	8	$7,471	2	$1,073

Year ended December 31, 2012	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	18	$14,311	11	$3,603	11	$13,691	7	$10,579	3	$2,311
Commercial real-estate
Residential construction	3	2,147	3	2,147	1	496	1	496	—	—
Commercial construction	2	622	2	622	2	622	2	622	—	—
Land	17	31,836	17	31,836	14	30,561	13	26,511	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	727	1	727	1	727	—	—	—	—
Retail	8	13,518	8	13,518	6	8,865	6	12,897	—	—
Multi-family	1	380	—	—	1	380	1	380	—	—
Mixed use and other	15	7,333	9	4,769	11	6,268	8	3,974	—	—
Residential real estate and other	10	1,638	8	1,390	6	631	3	924	1	29
Total loans	75	$72,512	59	$58,612	53	$62,241	41	$56,383	4	$2,340

Year ended December 31, 2011	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	24	$6,956	11	$2,273	14	$1,933	13	$3,780	2	$135
Commercial real-estate
Residential construction	1	1,105	1	1,105	—	—	1	1,105	—	—
Commercial construction	8	12,140	7	11,673	3	9,402	1	467	—	—
Land	7	7,971	7	7,971	2	2,981	—	—	—	—
Office	9	8,870	6	4,780	6	4,036	3	4,292	—	—
Industrial	5	5,334	5	5,334	4	3,494	2	2,181	—	—
Retail	14	19,113	11	16,981	5	3,963	5	5,191	—	—
Multi-family	6	4,415	6	4,415	5	3,866	—	—	—	—
Mixed use and other	33	28,708	21	14,775	28	25,921	10	8,068	—	—
Residential real estate and other	16	5,916	7	2,326	13	5,262	4	1,390	—	—
Total loans	123	$100,528	82	$71,633	80	$60,858	39	$26,474	2	$135

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the year ended December 31, 2013, $22.7 million, or 35 loans, were determined to be TDRs, compared to $72.5 million, or 75 loans, and $100.5 million, or 123 loans, in the years ended 2012 and 2011, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 18 months in 2013 compared to nine months in 2012 and 11 months in 2011. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 184 basis points, 157 basis points and 192 basis points during the years ended December 31, 2013, 2012, and 2011, respectively. Interest-only payment terms were approximately 11 months during the year ended 2013 compared to five months and nine months for the years ended 2012 and 2011, respectively. Additionally, approximately $1.0 million of principal balance was forgiven during 2013, compared to $800,000 and $67,000 forgiven during 2012 and 2011, respectively.
The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2013, 2012, and 2011, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	1	$20	18	$14,311	4	$9,925	24	$6,956	6	$1,742
Commercial real-estate
Residential construction	—	—	—	—	3	2,147	—	—	1	1,105	—	—
Commercial construction	3	6,120	—	—	2	622	2	622	8	12,140	1	467
Land	3	2,639	1	215	17	31,836	2	3,786	7	7,971	2	1,667
Office	4	4,021	1	1,648	—	—	—	—	9	8,870	2	2,239
Industrial	1	949	—	—	1	727	—	—	5	5,334	2	3,224
Retail	1	200	—	—	8	13,518	1	3,607	14	19,113	2	2,694
Multi-family	1	705	1	705	1	380	—	—	6	4,415	—	—
Mixed use and other	6	5,042	1	95	15	7,333	4	1,445	33	28,708	6	5,283
Residential real estate and other	10	2,296	—	—	10	1,638	5	1,168	16	5,916	4	908
Total loans	35	$22,680	5	$2,683	75	$72,512	18	$20,553	123	$100,528	25	$18,224

(1)	Total TDRs represent all loans restructured in TDRs during the year indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

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
Instruments issued by the securitization entity included $600 million Class A notes bearing an annual interest rate of one-month LIBOR plus 1.45%. At the time of issuance, the Notes were eligible collateral under the New York Fed's TALF. Class B and Class C notes (“subordinated securities”), which were recorded in the form of zero coupon bonds, were also issued and were retained by the Company.
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
During 2012, the Company purchased portions of the Notes in the open market in the amount of $239.2 million, effectively reducing the outstanding Notes, on a consolidated basis, to $360.8 million. On August 15, 2012, the securitization entity paid off the $360.8 million of Notes held by third party investors as well as the $239.2 million owed to the Company. Additionally, the Company received payment of $49.6 million related to the subordinated securities held by the Company. As of December 31, 2013, the securitization entity held no assets or borrowings. As of December 31, 2012, the securitization entity held no loans or borrowings but retained approximately $36,000 in unrestricted cash.

(7) Mortgage Servicing Rights
Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ending December 31, 2013, 2012 and 2011:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2013	2012	2011
Balance at beginning of year	$6,750	$6,700	$8,762
Additions from loans sold with servicing retained	523	4,151	2,611
Estimate of changes in fair value due to:
Payoffs and paydowns	(941)	(3,808)	(2,430)
Changes in valuation inputs or assumptions	2,614	(293)	(2,243)
Fair value at end of year	$8,946	$6,750	$6,700
Unpaid principal balance of mortgage loans serviced for others	$961,619	$1,005,372	$958,749
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

(8) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On October 18, 2013, the Company acquired Diamond. Diamond was the parent company of Diamond Bank, which operated four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. As part of the transaction, Diamond Bank was merged into North Shore Bank. The Company acquired assets with a fair value of approximately $172.5 million, including approximately $91.7 million of loans, and assumed liabilities with a fair value of approximately $169.1 million, including approximately $140.2 million of deposits. Additionally, the Company recorded goodwill of $8.4 million on the acquisition.

On May 1, 2013, the Company acquired FLB. FLB was the parent company of FNBI, which operated seven banking locations in the south and southwest suburbs of Chicago, as well as one location in northwest Indiana. As part of this transaction, FNBI was merged into Old Plank Trail Bank. The Company acquired assets with a fair value of approximately $373.4 million, including approximately $123.0 million of loans, and assumed liabilities with a fair value of approximately $334.7 million, including approximately $331.4 million of deposits. Additionally, the Company recorded goodwill of $14.0 million on the acquisition.
On December 12, 2012, the Company acquired HPK. HPK was the parent company of Hyde Park Bank, which operated two banking locations in the Hyde Park neighborhood of Chicago, Illinois. As part of this transaction, Hyde Park Bank was merged into Beverly Bank. The Company acquired assets with a fair value of approximately $371.6 million, including approximately $118.5 million of loans, and assumed liabilities with a fair value of approximately $344.1 million, including approximately $243.8 million of deposits. Additionally, the Company recorded goodwill of $12.6 million on the acquisition.
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

FDIC Assisted Bank Acquisitions

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

Since January 1, 2012, the Company has acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of three financial institutions in FDIC-assisted transactions. The following table presents details related to these three transactions:

(Dollars in thousands)	Charter National	Second Federal (1)	First United Bank
Date of acquisition	February 10, 2012	July 20, 2012	September 28, 2012
Fair value of assets acquired, at the acquisition date	$92,355	$171,625	$328,408
Fair value of loans acquired, at the acquisition date	45,555	—	77,964
Fair value of liabilities assumed, at the acquisition date	91,570	171,582	321,734
Fair value of reimbursable losses, at the acquisition date(2)	13,164	—	67,190
Gain on bargain purchase recognized	785	43	6,675

(1)
Subsequent to the acquisition of Second Federal, deposits and banking operations were divested to an unaffiliated financial institution. See "Divestiture of Previous FDIC-Assisted Acquisition" below for further discussion.

(2)	As no assets subject to loss sharing agreements were acquired in the acquisition of Second Federal, there was no fair value of reimbursable losses.

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

The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss−share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are recorded as FDIC indemnification assets on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Additions to expected losses will require an increase to the allowance for loan losses and a corresponding increase to the FDIC indemnification assets. The corresponding accretion is recorded as a component of non−interest income on the Consolidated Statements of Income.

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Balance at beginning of period	$208,160	$344,251
Additions from acquisitions	—	80,354
Additions from reimbursable expenses	13,022	21,859
Amortization	(7,556)	(7,209)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(74,511)	(61,406)
Payments received from the FDIC	(53,443)	(169,689)
Balance at end of period	$85,672	$208,160

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
Wealth Management Acquisitions
On March 30, 2012, CTC acquired the trust operations of Suburban. Through this transaction, CTC acquired trust accounts having assets under administration of approximately $160 million, in addition to land trust accounts. The Company recorded goodwill of $1.8 million on this trust operations acquisition.

On July 1, 2011, the Company acquired Great Lakes Advisors, a Chicago-based investment manager with approximately $2.4 billion in assets under management. The Company acquired assets with a fair value of approximately $26.0 million and assumed liabilities with a fair value of approximately $8.8 million. The Company recorded goodwill of $15.7 million on the acquisition.

Mortgage Banking Acquisitions

On October 1, 2013, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of Surety of Sherman Oaks, California. Surety had five offices located in southern California which originated approximately$1.0 billion in the twelve months prior to the acquisition date. The Company recorded goodwill of $9.5 million on the acquisition.

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
See Note 4 — Loans, for more information on loans acquired with evidence of credit quality deterioration since origination.
(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2013	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2013
Community banking	$274,963	$31,846	$—	$(1,496)	$305,313
Specialty finance	38,574	—	—	(1,204)	37,370
Wealth management	31,864	—	—	—	31,864
Total	$345,401	$31,846	$—	$(2,700)	$374,547
The community banking segment's goodwill increased $31.8 million in 2013 as a result of the acquisitions of FNBI, Surety and Diamond, partially offset by $1.5 million in subsequent purchase adjustments related to the acquisition of Hyde Park Bank. Additionally, the specialty finance segment's goodwill decreased $1.2 million during this same period as a result of subsequent purchase adjustments and foreign currency translation adjustments related to the acquisition of Macquarie Premium Funding Inc. in 2012.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2013 is as follows:

	December 31,
(Dollars in thousands)	2013	2012
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$40,770	$38,176
Accumulated amortization	(29,189)	(25,159)
Net carrying amount	$11,581	$13,017
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800
Accumulated amortization	(805)	(645)
Net carrying amount	$995	$1,155
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,690	$7,390
Accumulated amortization	(1,053)	(615)
Net carrying amount	$6,637	$6,775
Total other intangible assets, net	$19,213	$20,947

Estimated amortization
Estimated—2014	$4,369
Estimated—2015	2,791
Estimated—2016	2,180
Estimated—2017	1,764
Estimated—2018	1,544
The increase in core deposit intangibles from 2012 was primarily from the acquisitions of FNBI and Diamond, partially offset by the divestiture of the deposits and current banking locations of Second Federal in 2013. The core deposit intangibles recognized in connection with these acquisitions are being amortized over ten-year periods on an accelerated basis.
The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis.
The increase in intangibles within the wealth management segment was related to the Company’s acquisition of the trust operations of FNBI during 2013. The customer list intangible recognized in connection with the acquisition is being amortized over a ten-year period on a straight-line basis.
Total amortization expense associated with finite-lived intangibles in 2013, 2012 and 2011 was $4.6 million, $4.3 million and $3.4 million, respectively.
(10) Premises and Equipment, Net
A summary of premises and equipment at December 31, 2013 and 2012 is as follows:

	December 31,
(Dollars in thousands)	2013	2012
Land	$116,906	$105,427
Buildings and leasehold improvements	440,456	415,502
Furniture, equipment, and computer software	144,854	134,945
Construction in progress	17,966	10,353
	720,182	666,227
Less: Accumulated depreciation and amortization	188,235	165,022
Total premises and equipment, net	$531,947	$501,205
Depreciation and amortization expense related to premises and equipment, totaled $26.0 million in 2013, $23.1 million in 2012 and $19.1 million in 2011.

(11) Deposits
The following is a summary of deposits at December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Balance:
Non-interest bearing	$2,721,771	$2,396,264
NOW	1,953,882	2,022,957
Wealth management deposits	1,013,850	991,902
Money market	3,359,999	2,761,498
Savings	1,392,575	1,275,012
Time certificates of deposit	4,226,712	4,980,911
Total deposits	$14,668,789	$14,428,544
Mix:
Non-interest bearing	19%	17%
NOW	13	14
Wealth management deposits	7	7
Money market	23	19
Savings	9	9
Time certificates of deposit	29	34
Total deposits	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of WHI, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.
The scheduled maturities of time certificates of deposit at December 31, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012
Due within one year	$2,640,757	$3,314,646
Due in one to two years	908,443	1,042,769
Due in two to three years	465,788	377,180
Due in three to four years	131,455	135,003
Due in four to five years	74,647	105,944
Due after five years	5,622	5,369
Total time certificate of deposits	$4,226,712	$4,980,911
The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Maturing within three months	$584,948	$591,901
After three but within six months	395,118	719,425
After six but within 12 months	647,389	982,407
After 12 months	1,088,954	1,073,016
Total	$2,716,409	$3,366,749

(12) Notes Payable
At December 31, 2013, the Company had notes payable of $364,000, which represents an unsecured promissory note to a Great Lakes Advisor shareholder ("Unsecured Promissory Note") assumed by the Company as a result of the respective acquisition. Under the Unsecured Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points until its maturity on September 30, 2014. As of December 31, 2013, the current interest rate was 1.25%. At December 31, 2012, this Unsecured Promissory Note had an outstanding balance of $1.1 million.
The Company previously had a $101.0 million loan agreement (“Agreement”) with unaffiliated banks. The Agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. The Agreement was amended in 2013, effectively extending the maturity date on the revolving credit facility from October 25, 2013 to November 6, 2014. Additionally, the Company repaid and terminated its $1.0 million term loan at that time. At December 31, 2013, no amount was outstanding on the $100.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 350 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 250 basis points (the “Eurodollar Rate”) and (2) 350 basis points. A commitment fee is payable quarterly equal to 0.375% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.

Borrowings under the Agreement are secured by the stock of some of the banks and contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2013, the Company was in compliance with all debt covenants. The credit facility is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
(13) Federal Home Loan Bank Advances
A summary of the outstanding FHLB advances at December 31, 2013 and 2012, is as follows:

(Dollars in thousands)	2013	2012
1.45% advance due July 2013	—	26,000
0.13% advance due January 2014	30,000	—
1.94% advance due July 2014	10,000	10,000
1.58% advance due September 2014	25,127	25,300
1.63% advance due September 2014	25,135	25,322
0.72% advance due February 2015	141,000	141,000
0.73% advance due February 2015	5,000	5,000
0.99% advance due February 2016	26,500	26,500
1.25% advance due February 2017	25,000	25,000
3.47% advance due November 2017	10,000	10,000
1.49% advance due February 2018	95,000	95,000
4.18% advance due February 2022	25,000	25,000
Total Federal Home Loan Bank advances	$417,762	$414,122

Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. In order to achieve lower interest rates and to extend maturities, the Company restructured $292.5 million of FHLB advances in 2012, paying $22.4 million in prepayment fees. The Company did not restructure any FHLB advances in 2013. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method.
Approximately $35.0 million of the FHLB advances outstanding at December 31, 2013, have varying put dates in February 2014. At December 31, 2013, the weighted average contractual interest rate on FHLB advances was 1.31% and the weighted average effective interest rate, which reflects amortization of fair value adjustments associated with FHLB advances acquired through acquisitions, was 1.22%.
The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $771.1 million at December 31, 2013.

(14) Subordinated Notes
At December 31, 2013, the Company had no outstanding subordinated notes. At December 31, 2012, the Company had an obligation for one note issued in October 2005 with a remaining balance of $15.0 million and a maturity in May 2015. In November 2013, this note was paid-off prior to maturity with a remaining balance of $10.0 million at that time. During 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid-off prior to maturity.
The interest rate on each subordinated note was calculated at a rate equal to LIBOR plus 130 basis points. At December 31, 2012, the weighted average contractual interest rate on the subordinated notes was 1.61%. In connection with the issuances of subordinated notes, the Company incurred costs totaling $1.0 million. These costs were included in other assets and were amortized to interest expense using a method that approximates the effective interest method. At December 31, 2013 the balances of these costs were fully amortized. At December 31, 2012, the unamortized balances of these costs were approximately $3,000. These subordinated notes qualified as Tier II capital under the regulatory capital requirements, subject to restrictions.
(15) Other Borrowings
The following is a summary of other borrowings at December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Securities sold under repurchase agreements	$235,347	$238,401
Other	19,393	36,010
Secured borrowings — owed to securitization investors	—	—
Total other borrowings	$254,740	$274,411
Securities sold under repurchase agreements represent $55.3 million and $55.0 million of customer sweep accounts in connection with master repurchase agreements at the banks at December 31, 2013 and 2012, respectively, as well as $180.0 million and $183.4 million of short-term borrowings from banks and brokers at December 31, 2013 and 2012, respectively. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2013, the Company had pledged securities related to its customer balances in sweep accounts and short-term borrowing from brokers of $60.0 million and $191.3 million, respectively, which exceed the outstanding borrowings resulting in no net credit exposure. Securities pledged for customer balances in sweep accounts are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at December 31, 2013 primarily represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company. At December 31, 2013, the Fixed-rate Promissory Note had an outstanding balance of $19.3 million. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.
Junior subordinated amortizing notes issued by the Company in connection with the issuance of the TEU's in December 2010 were paid off in 2013. At issuance, the junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes had a stated interest rate of 9.5% and required quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs were being amortized to interest expense using the effective-interest method. The final installment payment on the notes was made as scheduled on December 15, 2013. See Note 24 — Shareholders’ Equity for further discussion of the TEUs.
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

(16) Junior Subordinated Debentures
As of December 31, 2013, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long- term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of each of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2013 and 2012. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2013		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2013	2012			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	3.49%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	3.05%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	2.85%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.19%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	41,238	L+1.45	1.70%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	1.87%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.24%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.24%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	3.25%	05/2004	05/2034	05/2009
Total			$249,493	$249,493		2.43%
The junior subordinated debentures totaled $249.5 million at December 31, 2013 and 2012.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. The interest rate on the Wintrust Capital Trust IX junior subordinated debentures, previously fixed at 6.84%, changed to a variable rate equal to three-month LIBOR plus 1.63% effective September 15, 2011. At December 31, 2013, the weighted average contractual interest rate on the junior subordinated debentures was 2.43%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. Two of these interest rate caps, which were purchased in the second quarter of 2013 with an aggregate notional amount of $90 million, replaced two interest swaps that matured in September 2013. The hedge-adjusted rate on the junior subordinated debentures as of December 31, 2013, was 3.21%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At December 31, 2013, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

(17) Minimum Lease Commitments
The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases was $9.1 million in 2013 and $7.9 million in 2012 and 2011. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $7.0 million, $4.7 million and $3.8 million, in 2013, 2012 and 2011, respectively. The approximate minimum annual gross rental payments and gross rental income under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2013, are as follows (in thousands):

	Payments	Income
2014	$5,112	$5,089
2015	5,180	4,941
2016	4,852	4,248
2017	4,343	3,636
2018	3,693	3,025
2019 and thereafter	9,851	4,330
Total minimum future amounts	$33,031	$25,269
(18) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Current income taxes:
Federal	$67,449	$74,109	$40,312
State	16,046	16,224	10,785
Foreign	2,196	1,918	—
Total current income taxes	$85,691	$92,251	$51,097
Deferred income taxes:
Federal	1,813	(19,550)	(555)
State	(114)	(4,206)	(84)
Foreign	(160)	441	—
Total deferred income taxes	1,539	(23,315)	(639)
Total income tax expense	$87,230	$68,936	$50,458
The tax effect of fair value adjustments on securities available-for-sale and derivative instruments in cash flow hedges are recorded directly to shareholders' equity as part of other comprehensive income (loss). In addition, tax expense (benefit) of $831,000, ($1.4 million) and ($129,000) in 2013, 2012 and 2011, respectively, related to the exercise and expiration of certain stock options and vesting and issuance of restricted shares pursuant to the Stock Incentive Plans and the issuance of shares pursuant to the Directors Deferred Fee and Stock Plan, were recorded directly to shareholders’ equity.

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Income tax expense based upon the Federal statutory rate on income before income taxes	$78,554	$63,046	$44,812
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(1,423)	(1,294)	(1,139)
State taxes, net of federal tax benefit	10,355	7,811	6,955
Income earned on bank owned life insurance	(1,157)	(974)	(854)
Non-deductible compensation costs	654	1,156	644
Meals, entertainment and related expenses	993	931	802
Foreign subsidiary, net	588	1,991	—
Foreign tax credits	—	(2,177)	—
Tax credits, excluding foreign tax credits	(1,553)	(1,906)	(562)
Other, net	219	352	(200)
Income tax expense	$87,230	$68,936	$50,458

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for credit losses	$37,525	$42,480
Net unrealized losses on derivatives included in other comprehensive income	1,574	3,442
Net unrealized losses on securities included in other comprehensive income	35,216	—
Deferred compensation	16,089	7,453
Stock-based compensation	10,340	11,333
Nonaccrued interest	1,895	3,053
Other real estate owned	6,405	9,193
Mortgage banking recourse obligation	1,503	1,706
Covered assets	13,616	7,527
Pension plan liabilities	1,035	916
Federal net operating loss carryforward	2,452	—
AMT credit carryforward	1,346	345
State tax losses carryforward	3,294	130
Foreign tax credit carryforward	—	1,042
Other	2,149	2,072
Total gross deferred tax assets	134,439	90,692
Deferred tax liabilities:
Discount on purchased loans	5,718	27,458
Premises and equipment	36,847	29,725
Goodwill and intangible assets	1,683	338
Deferred loan fees and costs	4,533	4,487
FHLB stock dividends	1,431	1,610
Capitalized servicing rights	3,547	2,670
Net unrealized gains on securities included in other comprehensive income	—	4,336
Fair value adjustments on loans	6,947	6,634
Other	3,606	2,680
Total gross deferred liabilities	64,312	79,938
Valuation allowance	—	1,042
Net deferred tax assets	$70,127	$9,712

In 2013, a tax law change related to active financing was enacted and made retro-active to 2012. As a result, the deferred tax asset for foreign tax credit carryforwards and related valuation allowance which were established in 2012, were reversed and recognized through other comprehensive income. Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2013 because it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has an AMT credit carryforward of $1.3 million which has no expiration date and a Federal NOL carryforward of $7.0 million that begins to expire in 2029 and is subject to Internal Revenue Code Section 382 annual limitation. Management believes it is more likely than not it will be able to fully utilize the Federal NOL in future tax years. In addition, the Company has an Illinois net loss deduction carryforward of $53.3 million. The Illinois net loss deduction begins to expire in 2017 and is not subject to any annual limitation. Management believes that it is more likely than not it will be able to fully utilize the Illinois net loss deduction under the current Illinois state tax laws. These credit and loss carryforwards were a result of acquisitions made in 2012 and 2013.

The Company is required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability, if any, reflects the fact that the Company has not recognized the benefit associated with the tax position. The Company had no unrecognized tax benefits at December 31, 2012 and it did not have increases or decreases in unrecognized tax benefits during 2013 and does not have any tax positions for which unrecognized tax benefits must be recorded at December 31, 2013. In addition, for the year ended December 31, 2013, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If the Company were to record interest and penalties associated with uncertain tax positions or as a result of an audit by a tax jurisdiction, the interest and penalties would be included in income tax expense. The Company does not believe it is reasonably possible that unrecognized tax benefits will significantly change in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company's federal income tax returns are open and subject to audit for the 2010 tax return year forward, and in general, the Company's state income tax returns are open and subject to audit from the 2010 tax return year forward, subject to individual state statutes of limitation.

(19) Stock Compensation Plans and Other Employee Benefit Plans
Stock Incentive Plan
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of December 31, 2013, 752,491 shares were available for future grants (assuming the maximum number of shares are issued in the performance awards outstanding). The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.
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
The Long-Term Incentive Program (“LTIP”) is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is administered under the 2007 Plan. Grants have been made pursuant to the LTIP annually since 2011, and it is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested stock options and performance-based stock and cash awards that are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period, with overlapping performance periods starting at the beginning of each calendar year. Stock options granted under the LTIP have a term of seven years and vest equally over three years based on continued service. The actual performance-based stock and performance-based cash award payouts will vary based on the achievement of the pre-established targets at the end of the performance period and can range from 0% to 200% of the target award.
Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted shares and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Options granted in 2011, 2012 and 2013, were primarily granted as LTIP awards. The expected life of the options granted pursuant to the LTIP awards is based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ending December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected dividend yield	0.5%	0.6%	0.5%
Expected volatility	59.0%	62.6%	61.8%
Risk-free rate	1.0%	0.7%	1.0%
Expected option life (in years)	4.5	4.5	4.4
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
Stock-based compensation expense recognized in the Consolidated Statements of Income was $6.7 million, $9.1 million and $5.6 million and the related tax benefits were $2.5 million, $3.3 million and $1.8 million in 2013, 2012 and 2011, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2011	2,040,701	$38.92
Granted	221,003	33.15
Exercised	(85,706)	17.20
Forfeited or canceled	(111,464)	46.01
Outstanding at December 31, 2011	2,064,534	$38.83	2.7	$3,809
Exercisable at December 31, 2011	1,779,218	$39.93	2.3	$3,558
Outstanding at January 1, 2012	2,064,534	$38.83
Granted	250,997	31.16
Exercised	(484,709)	21.43
Forfeited or canceled	(85,395)	43.70
Outstanding at December 31, 2012	1,745,427	$42.31	3.1	$3,836
Exercisable at December 31, 2012	1,346,287	$45.57	2.3	$1,677
Outstanding at January 1, 2013	1,745,427	$42.31
Granted	236,120	38.01
Exercised	(371,826)	40.46
Forfeited or canceled	(85,049)	44.12
Outstanding at December 31, 2013	1,524,672	$42.00	2.6	$11,021
Exercisable at December 31, 2013	1,097,836	$44.82	1.5	$6,165
Vested or expected to vest at December 31, 2013	1,522,161	$42.02

(1)	Represents the weighted average contractual remaining life in years.

(2)
Aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between the Company’s stock price at year end and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the year. Options with exercise prices above the year end stock price are excluded from the calculation of intrinsic value. The intrinsic value will change based on the fair market value of the Company’s stock.

The weighted average per share grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $17.49, $15.00 and $15.84, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $1.2 million, $5.4 million and $1.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $485,000, $2.1 million and $468,000 for 2013, 2012 and 2011, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2013, 2012 and 2011 was $15.0 million, $10.4 million and $1.5 million, respectively.
A summary of the Plans’ restricted share and performance-based stock award activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	314,226	$37.99	336,709	$38.29	299,040	$39.44
Granted	16,932	42.14	111,207	32.37	98,394	32.85
Vested and issued	(144,860)	31.83	(132,337)	34.12	(56,641)	35.17
Forfeited	(4,776)	33.93	(1,353)	30.99	(4,084)	34.73
Outstanding at end of year	181,522	$43.39	314,226	$37.99	336,709	$38.29
Vested, but not issuable at end of year	85,000	$51.88	85,000	$51.88	85,000	$51.88

Performance Shares
Outstanding at January 1	153,915	$31.78	72,158	$33.25	—	$—
Granted	106,268	37.90	119,476	31.10	100,993	33.25
Vested and issued	—	—	—	—	—	—
Net decrease due to estimated performance	(106,005)	34.17	(33,147)	32.50	(28,062)	33.25
Forfeited	(10,322)	34.19	(4,572)	31.98	(773)	33.28
Outstanding at end of year	143,856	$34.37	153,915	$31.78	72,158	$33.25

The number of performance shares granted is reflected in the above table at the 100% target performance level. The actual performance- based award payouts will vary based on the achievement of the pre-established targets and can range from 0% to 200% of the target amount. The outstanding number of performance shares reflected in the table represents the number of shares expected to be awarded based on estimated achievement of the goals as of year end. However, at December 31, 2013, the maximum number of performance-based shares that could be issued if performance is attained at 200% of target based on the grants made to date was approximately 615,000 shares.
The actual tax benefit realized upon the vesting of restricted shares is based on the fair value of the shares on the vesting date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares in 2013, 2012 and 2011 was $329,000, $15,000 and $(72,000), respectively, more/(less) than the estimated tax benefit for those shares. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.
As of December 31, 2013, there was $8.7 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $7.4 million, $6.4 million and $4.1 million, respectively.
The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.
Cash Incentive and Retention Plan
In April 2008, the Company approved a Cash Incentive and Retention Plan (“CIRP”) which allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company’s expense related to the CIRP was approximately $115,000, $357,000 and $295,000 in 2013, 2012 and 2011, respectively. In December 2012, the Company paid $1.2 million in vested CIRP awards. No awards were paid in 2013, but $473,000 was paid in January 2014 for awards with performance periods ending in December 2013.
Other Employee Benefits
Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $4.9 million in 2013, $4.3 million in 2012, and $4.0 million in 2011.
The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, the purchase price of the shares of common stock may not be lower than the lesser of 85% of the fair market value per share of the common stock on the first day of the offering period or 85% of the fair market value per share of the common stock on the last date for the offering period. The Company’s Board of Directors authorized a purchase price calculation at 90% of fair market value for each of the offering periods. During 2013, 2012 and 2011, a total of 62,096 shares, 66,237 shares and 71,077 shares, respectively, were earned by participants and approximately $355,000, $421,000 and $300,000, respectively, was recognized as compensation expense. The current offering period concludes on March 31, 2014. The Company plans to continue to periodically offer common stock through this ESPP subsequent to March 31, 2014. In May 2012, the Company's shareholders authorized an additional 300,000 shares of common stock that may be offered under the ESPP. At December 31, 2013, the Company had an obligation to issue 13,012 shares of common stock to participants and has 259,020 shares available for future grants under the ESPP.
As a result of the Company's acquisition of HPK in December 2012, the Company assumed the obligations of a noncontributory pension plan, (“the HPK Plan”), that covers approximately 100 participants with benefits based on years of service and compensation prior to retirement. The HPK Plan was “frozen” as of December 31, 2006, with no additional years of credit earned for service or compensation paid. As of December 31, 2013, the projected benefit obligation was $6.7 million and the fair value of the plan's assets was $5.9 million. Similarly, in connection with the Company's acquisition of Diamond in October 2013, the Company assumed the obligation of Diamond's pension plan, which covers approximately 35 participants. The Diamond Plan was frozen as of December 31, 2004, and only service and compensation prior to this date is considered in determining benefits. As of December 31, 2013, the projected benefit obligation was $3.3 million and the fair value of the plan's assets was $2.9 million. The Company has accrued liabilities for these plans and is in the process of terminating both of these pension plans.
The Company does not currently offer other postretirement benefits such as health care or other pension plans.
Directors Deferred Fee and Stock Plan
The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2013, 2012 and 2011, a total of 30,547 shares, 22,220 shares and 25,242 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2013, the Company has an obligation to issue 251,523 shares of common stock to directors and has 66,282 shares available for future grants under the DDFS Plan.

(20) Regulatory Matters
Banking laws place restrictions upon the amount of dividends which can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2013, 2012 and 2011, cash dividends totaling $112.8 million, $45.0 million and $27.8 million, respectively, were paid to Wintrust by the banks. As of January 1, 2013, the banks had approximately $147.4 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.
The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2013 and 2012, reserve balances of approximately $213.2 million and $160.2 million, respectively, were required to be maintained at the Federal Reserve Bank.
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
The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum tangible Tier 1 leverage ratio (Tier 1 Capital to total assets) of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other banking holding companies, the minimum tangible Tier 1 leverage ratio is 4.0%. In addition, the Federal Reserve continues to consider the tangible Tier 1 leverage ratio in evaluating proposals for expansion or new activities. As reflected in the following table, the Company met all minimum capital requirements at December 31, 2013 and 2012:

	2013	2012
Total Capital to Risk Weighted Assets	12.9%	13.1%
Tier 1 Capital to Risk Weighted Assets	12.2%	12.1%
Tier 1 Leverage Ratio	10.5%	10.0%
Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2013, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 6.0%, and 5.0% for Total Capital to Risk-Weighted Assets, Tier 1 Capital to Risk-Weighted Assets and Tier 1 Leverage Ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following table:

(Dollars in thousands)	December 31, 2013				December 31, 2012
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$236,055	11.7%	$202,443	10.0%	$226,234	11.0%	$205,188	10.0%
Hinsdale Bank	152,266	11.4	134,106	10.0	154,677	12.2	126,837	10.0
North Shore Community Bank	232,454	11.6	200,806	10.0	202,823	11.5	176,124	10.0
Libertyville Bank	111,396	11.4	97,777	10.0	116,818	11.9	97,880	10.0
Barrington Bank	128,924	11.0	117,103	10.0	148,382	13.5	109,526	10.0
Crystal Lake Bank	85,922	13.0	66,066	10.0	84,310	14.5	58,091	10.0
Northbrook Bank	142,512	11.0	130,208	10.0	139,603	12.2	114,057	10.0
Schaumburg Bank	70,728	11.4	62,130	10.0	68,305	11.8	57,946	10.0
Village Bank	95,359	11.0	86,435	10.0	92,787	11.5	80,441	10.0
Beverly Bank	70,754	11.2	63,251	10.0	61,994	11.1	55,697	10.0
Town Bank	85,647	11.2	76,234	10.0	83,144	11.5	72,373	10.0
Wheaton Bank	77,177	13.0	59,354	10.0	71,097	13.6	52,450	10.0
State Bank of the Lakes	73,248	11.9	61,698	10.0	71,178	11.5	61,886	10.0
Old Plank Trail Bank	96,495	12.7	75,834	10.0	74,445	14.7	50,582	10.0
St. Charles Bank	71,170	11.4	62,669	10.0	66,079	11.3	58,341	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$222,577	11.0%	$121,466	6.0%	$209,699	10.2%	$123,113	6.0%
Hinsdale Bank	144,196	10.8	80,463	6.0	145,380	11.5	76,102	6.0
North Shore Community Bank	162,903	8.1	120,484	6.0	145,488	8.3	105,675	6.0
Libertyville Bank	103,895	10.6	58,666	6.0	105,251	10.8	58,728	6.0
Barrington Bank	122,664	10.5	70,262	6.0	140,037	12.8	65,716	6.0
Crystal Lake Bank	79,878	12.1	39,640	6.0	77,962	13.4	34,855	6.0
Northbrook Bank	131,591	10.1	78,125	6.0	125,192	11.0	68,434	6.0
Schaumburg Bank	64,263	10.3	37,278	6.0	62,538	10.8	34,768	6.0
Village Bank	88,961	10.3	51,861	6.0	86,435	10.7	48,265	6.0
Beverly Bank	65,385	10.3	37,951	6.0	59,440	10.7	33,418	6.0
Town Bank	79,843	10.5	45,741	6.0	76,824	10.6	43,424	6.0
Wheaton Bank	69,730	11.8	35,613	6.0	64,509	12.3	31,470	6.0
State Bank of the Lakes	68,399	11.1	37,019	6.0	61,521	9.9	37,131	6.0
Old Plank Trail Bank	92,694	12.2	45,500	6.0	66,170	13.1	30,349	6.0
St. Charles Bank	64,922	10.4	37,601	6.0	60,753	10.4	35,004	6.0
Tier 1 Leverage Ratio:
Lake Forest Bank	$222,577	9.6%	$116,340	5.0%	$209,699	8.8%	$119,601	5.0%
Hinsdale Bank	144,196	9.5	75,822	5.0	145,380	8.7	83,238	5.0
North Shore Community Bank	162,903	7.2	113,580	5.0	145,488	7.2	101,553	5.0
Libertyville Bank	103,895	9.2	56,703	5.0	105,251	8.9	59,379	5.0
Barrington Bank	122,664	8.9	69,270	5.0	140,037	9.7	72,531	5.0
Crystal Lake Bank	79,878	10.2	39,108	5.0	77,962	10.3	37,971	5.0
Northbrook Bank	131,591	8.1	80,876	5.0	125,192	7.5	83,244	5.0
Schaumburg Bank	64,263	9.0	35,571	5.0	62,538	8.7	36,061	5.0
Village Bank	88,961	9.4	47,549	5.0	86,435	9.0	48,068	5.0
Beverly Bank	65,385	8.8	37,281	5.0	59,440	12.3	24,127	5.0
Town Bank	79,843	9.5	42,164	5.0	76,824	9.4	40,671	5.0
Wheaton Bank	69,730	9.3	37,498	5.0	64,509	8.9	36,205	5.0
State Bank of the Lakes	68,399	9.8	34,784	5.0	61,521	8.4	36,570	5.0
Old Plank Trail Bank	92,694	8.7	53,603	5.0	66,170	8.9	37,380	5.0
St. Charles Bank	64,922	9.6	33,975	5.0	60,753	9.4	32,170	5.0
Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2013, these business units met their minimum net worth capital requirements.

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
These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $2.7 billion and $2.6 billion as of December 31, 2013 and 2012, respectively, and unused home equity lines totaled $747.1 million and $750.9 million as of December 31, 2013 and 2012, respectively. Standby and commercial letters of credit totaled $166.2 million at December 31, 2013 and $174.3 million at December 31, 2012.
In addition, at December 31, 2013 and 2012, the Company had approximately $194.3 million and $457.7 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $472.1 million at December 31, 2013 and $858.1 million at December 31, 2012. See Note 22 for further discussion on derivative instruments.
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
The Company sold approximately $3.7 billion of mortgage loans in 2013 and $3.9 billion in 2012. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $3.8 million and $4.3 million at December 31, 2013 and 2012, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $327,000 in 2013 as compared to $284,000 in 2012. These losses primarily relate to mortgages obtained through wholesale and correspondent channels which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.
The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. As of December 31, 2013, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $29.9 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.
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
The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and caps to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans available-for-sale; and (4) covered call options to economically hedge specific investment securities and receive fee income effectively enhancing the overall yield on such securities. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.
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
Below is a summary of the interest rate cap derivatives held by the Company as of December 31, 2013:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	December 31, 2013
September 30, 2011	September 30, 2014	$20,000	Cash Flow Hedging	$—
September 30, 2011	September 30, 2014	40,000	Cash Flow Hedging	—
May 3, 2012	May 3, 2015	77,000	Non-Hedge Designated	3
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	532
June 1, 2012	April 1, 2015	96,530	Non-Hedge Designated	2
August 29, 2012	August 29, 2016	216,500	Non-Hedge Designated	979
February 22, 2013	August 22, 2016	100,000	Non-Hedge Designated	526
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	1,158
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	558
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	970
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	806
		$1,030,030		$5,534
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
The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2013 and December 31, 2012:

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$1,776	$2	$3,160	$7,988
Interest rate derivatives designated as Fair Value Hedges	$107	$104	$1	$—
Total derivatives designated as hedging instruments under ASC 815	$1,883	$106	$3,161	$7,988
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	36,073	47,440	31,646	45,767
Interest rate lock commitments	7,500	6,069	147	937
Forward commitments to sell mortgage loans	2,761	277	2,310	3,057
Foreign exchange contracts	4	14	—	2
Total derivatives not designated as hedging instruments under ASC 815	$46,338	$53,800	$34,103	$49,763
Total derivatives	$48,221	$53,906	$37,264	$57,751
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
As of December 31, 2013, the Company had two interest rate swaps and four interest rate caps with an aggregate notional amount of $225 million that were designated as cash flow hedges of interest rate risk. The table below provides details on each of these cash flow hedges as of December 31, 2013:

(Dollars in thousands)	December 31, 2013
Maturity Date	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swaps:
September 2016	50,000	(2,083)
October 2016	25,000	(1,077)
Total Interest Rate Swaps	75,000	(3,160)
Interest Rate Caps:
September 2014	20,000	—
September 2014	40,000	—
September 2017	50,000	970
September 2017	40,000	806
Total Interest Rate Caps	150,000	1,776
Total Cash Flow Hedges	$225,000	$(1,384)
Since entering into these interest rate derivatives, the Company has used them to hedge the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during 2013 or 2012. The Company uses the hypothetical derivative method to assess and measure effectiveness.
A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	December 31,
(Dollars in thousands)	2013	2012
Unrealized loss at beginning of period	$(8,673)	$(11,633)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	5,115	5,850
Amount of loss recognized in other comprehensive income	(413)	(2,890)
Unrealized loss at end of period	$(3,971)	$(8,673)
As of December 31, 2013, the Company estimates that during the next twelve months, $1.9 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2013, the Company has three interest rate swaps with an aggregate notional amount of $6.1 million that were designated as fair value hedges associated with fixed rate commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized net gains of $12,000 in other income related to hedge ineffectiveness for the year ended December 31, 2013. The Company also recognized net decreases in interest income of $28,000 in 2013 related to net settlements on the derivatives.
On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, in the year ended December 31, 2013 the Company recorded amortization of the basis in the previously hedged item as a reduction to interest income of $192,000.
The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of December 31, 2013 and 2012:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Year Ended December 31,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Year Ended December 31,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Year Ended December 31,
		2013	2012	2013	2012	2013	2012
Interest rate products	Other income	$67	(480)	$(55)	535	$12	55
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2013, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $2.8 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from February 2014 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2013, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $472.1 million and interest rate lock commitments with an aggregate notional amount of approximately $194.3 million. Additionally, the Company’s total mortgage loans held-for-sale at December 31, 2013 was $334.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2013 the Company held foreign currency derivatives with an aggregate notional amount of approximately $1.0 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily as an economic hedge to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2013 or December 31, 2012.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. The Company entered into three interest rate cap derivative contracts in the second quarter of 2012 (one of which was initially designated as a fair value hedge), one interest rate cap derivative contract in the third quarter of 2012, two interest rate cap derivative contracts in the first quarter of 2013 and one interest rate cap derivative contract in the second quarter of 2013 (see summary earlier in the footnote). As of December 31, 2013, the seven interest rate cap derivative contracts, which are not designated in hedge relationships, have an aggregate notional value of $880.0 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2013	2012
Interest rate swaps and caps	Other income	$853	$(1,974)
Mortgage banking derivatives	Mortgage banking revenue	6,026	1,659
Covered call options	Fees from covered call options	4,773	10,476
Foreign exchange contracts	Other income	(11)	12
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2013 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $23.1 million. If the Company had breached any of these provisions at December 31, 2013 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Gross Amounts Recognized	$37,956	$47,546	$34,807	$53,755
Less: Amounts offset in the Statements of Condition	$—	$—	$—	$—
Net amount presented in the Statements of Condition	$37,956	$47,546	$34,807	$53,755
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(8,826)	(339)	(8,826)	(339)
Securities Collateral Posted (1)	—	—	(25,981)	(46,811)
Cash Collateral Posted	—	—	—	(6,605)
Net Credit Exposure	$29,130	$47,207	$—	$—

(1) As of December 31, 2013 and 2012, the Company posted securities collateral of $34.6 million and $49.9 million, respectively which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

(23) Fair Value of Assets and Liabilities
The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

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
At December 31, 2013, the Company classified $36.4 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In 2013, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2013 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At December 31, 2013, the Company held $22.2 million of other equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At December 31, 2013, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.94%-3.06% with an average of 2.54% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—Mortgage loans originated by Wintrust Mortgage are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At December 31, 2013, the Company classified $8.9 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at December 31, 2013 was 10.16% with discount rates applied ranging from 10%-13.5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 10%-15% or a weighted average prepayment speed of 11.94% used as an input to value the pool of mortgage servicing rights at December 31, 2013. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$336,095	$—	$336,095	$—
U.S. Government agencies	895,688	—	895,688	—
Municipal	152,716	—	116,330	36,386
Corporate notes	135,038	—	135,038	—
Mortgage-backed	605,225	—	605,225	—
Equity securities	51,528	—	29,365	22,163
Trading account securities	497	—	497	—
Mortgage loans held-for-sale	332,485	—	332,485	—
Mortgage servicing rights	8,946	—	—	8,946
Nonqualified deferred compensations assets	7,222	—	7,222	—
Derivative assets	48,221	—	48,221	—
Total	$2,573,661	$—	$2,506,166	$67,495
Derivative liabilities	$37,264	$—	$37,264	$—

	December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$219,487	$—	$219,487	$—
U.S. Government agencies	990,039	—	990,039	—
Municipal	110,471	—	79,701	30,770
Corporate notes	154,806	—	154,806	—
Mortgage-backed	271,574	—	271,574	—
Equity securities	49,699	—	27,530	22,169
Trading account securities	583	—	583	—
Mortgage loans held-for-sale	385,033	—	385,033	—
Mortgage servicing rights	6,750	—	—	6,750
Nonqualified deferred compensations assets	5,532	—	5,532	—
Derivative assets	53,906	—	53,906	—
Total	$2,247,880	$—	$2,188,191	$59,689
Derivative liabilities	$57,751	$—	$57,751	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2013 and 2012 for mortgage loans held- for-sale measured at fair value under ASC 825 was $314.9 million and $379.5 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $332.5 million and $385.0 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of December 31, 2013 and 2012.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2013 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2013	$30,770	$22,169	$6,750
Total net (losses) gains included in:
Net income (1)	—	(3,328)	2,196
Other comprehensive (loss) income	(296)	3,322	—
Purchases	22,209	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(16,297)	—	—
Net transfers into/out of Level 3	—	—	—
Balance at December 31, 2013	$36,386	$22,163	$8,946

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2012 are summarized as follows:

(Dollars in thousands)	Municipal	Equity securities	Mortgage servicing rights
Balance at January 1, 2012	$24,211	$18,971	$6,700
Total net gains included in:
Net income (1)	—	—	50
Other comprehensive income	27	3,198	—
Purchases	20,967	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(12,033)	—	—
Net transfers out of Level 3 (2)	(2,402)	—	—
Balance at December 31, 2012	$30,770	$22,169	$6,750

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)
During the first quarter of 2012, one municipal security was transferred out of Level 3 into Level 2 as observable market information was available that market participants would use in pricing these securities. Transfers out of Level 3 are recognized at the end of the reporting period.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2013.

	December 31, 2013				Twelve Months Ended December 31, 2013 Fair Value Losses Recognized
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans-collateral based	$55,127	$—	$—	$55,127	$38,430
Other real estate owned, including covered other real estate owned (1)	136,288	—	—	136,288	10,924
Mortgage loans held-for-sale, at lower of cost or market	1,842	—	1,842	—	—
Total	$193,257	$—	$1,842	$191,415	$49,354

(1)	Fair value losses recognized on other real estate owned include valuation adjustments and charge-offs during the respective period.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At December 31, 2013, the Company had $162.2 million of impaired loans classified as Level 3. Of the $162.2 million of impaired loans, $55.1 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $107.1 million were valued based on discounted cash flows in accordance with ASC 310.
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
The Company’s Managed Assets Division and Purchased Assets Divisions are primarily responsible for the valuation of Level 3 measurements for non-covered other real estate owned and covered other real estate owned, respectively. At December 31, 2013, the Company had $136.3 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The impairment adjustments applied to other real estate owned range from 0%-100% of the carrying value prior to impairment adjustments at December 31, 2013, with a weighted average input of 2.94%. An increased impairment adjustment applied to the carrying value results in a decreased valuation.
Mortgage loans held-for-sale, at lower of cost or market—Fair value is based on either quoted prices for the same or similar loans, or values obtained from third parties, or is estimated for portfolios of loans with similar financial characteristics and is therefore considered a Level 2 valuation.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2013 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$36,386	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Other Equity Securities	22,163	Discounted cash flows	Discount rate	1.94%-3.06%	2.54%	Decrease
Mortgage Servicing Rights	8,946	Discounted cash flows	Discount rate	10%-13.5%	10.16%	Decrease
			Constant prepayment rate (CPR)	10%-15%	11.94%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	55,127	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned	136,288	Appraisal value	Property specific impairment adjustment	0%-100%	2.94%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$263,864	$263,864	$315,028	$315,028
Interest bearing deposits with banks	495,574	495,574	1,035,743	1,035,743
Available-for-sale securities	2,176,290	2,176,290	1,796,076	1,796,076
Trading account securities	497	497	583	583
Brokerage customer receivables	30,953	30,953	24,864	24,864
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	79,261	79,261	79,564	79,564
Mortgage loans held-for-sale, at fair value	332,485	332,485	385,033	385,033
Mortgage loans held-for-sale, at lower of cost or market	1,842	1,857	27,167	27,568
Total loans	13,243,033	13,867,255	12,389,030	13,053,101
Mortgage servicing rights	8,946	8,946	6,750	6,750
Nonqualified deferred compensation assets	7,222	7,222	5,532	5,532
Derivative assets	48,221	48,221	53,906	53,906
FDIC indemnification asset	85,672	85,672	208,160	208,160
Accrued interest receivable and other	163,732	163,732	157,157	157,157
Total financial assets	$16,937,592	$17,561,829	$16,484,593	$17,149,065
Financial Liabilities
Non-maturity deposits	$10,442,077	$10,442,077	$9,447,633	$9,447,633
Deposits with stated maturities	4,226,712	4,242,172	4,980,911	5,013,757
Notes payable	364	364	2,093	2,093
Federal Home Loan Bank advances	417,762	422,750	414,122	425,431
Subordinated notes	—	—	15,000	15,000
Other borrowings	254,740	254,740	274,411	274,411
Junior subordinated debentures	249,493	250,672	249,493	250,428
Derivative liabilities	37,264	37,264	57,751	57,751
Accrued interest payable and other	8,556	8,556	11,589	11,589
Total financial liabilities	$15,636,968	$15,658,595	$15,453,003	$15,498,093

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
(24) Shareholders’ Equity
A summary of the Company’s common and preferred stock at December 31, 2013 and 2012 is as follows:

	2013	2012
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	46,181,588	37,107,684
Shares outstanding	46,116,583	36,858,355
Cash dividend per share	$0.18	$0.18
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	126,477	176,500
Shares outstanding	126,477	176,500
The Company reserves shares of its authorized common stock specifically for its Stock Incentive Plan, its Employee Stock Purchase Plan and its Directors Deferred Fee and Stock Plan. The reserved shares and these plans are detailed in Note 19 -Employee Benefit and Stock Plans. The Company also reserves its authorized common stock for conversion of convertible preferred stock and common stock warrants.
Tangible Equity Units
In December 2010, the Company sold 4.6 million 7.50% TEU's at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit was composed of a prepaid common stock purchase contract and a junior subordinated amortizing note due December 15, 2013. The prepaid stock purchase contracts were recorded as surplus (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes were recorded as debt within other borrowings. Issuance costs associated with the debt component were recorded as a discount within other borrowings and were amortized over the term of the instrument to December 15, 2013 at which time they were paid off. The Company allocated the proceeds from the issuance of the TEU to equity and debt based on the relative fair values of the respective components of each unit.

The aggregate fair values assigned to each component of the TEU offering were as follows:

(Dollars and units in thousands, except unit price)	Equity Component	Debt Component	TEU Total
Units issued (1)	4,600	4,600	4,600
Unit price	$40.271818	$9.728182	$50.00
Gross proceeds	185,250	44,750	230,000
Issuance costs, including discount	5,934	1,419	7,353
Net proceeds	$179,316	$43,331	$222,647
Balance sheet impact
Other borrowings	—	43,331	43,331
Surplus	179,316	—	179,316

(1)	TEUs consisted of two components: one unit of the equity component and one unit of the debt component.

The fair value of the debt component was determined using a discounted cash flow model using the following assumptions: (1) quarterly cash payments of 7.5%; (2) a maturity date of December 15, 2013; and (3) an assumed discount rate of 9.5%. The discount rate used for estimating the fair value was determined by obtaining yields for comparably-rated issuers trading in the market. The debt component was recorded at fair value, and the discount was amortized using the level yield method over the term of the instrument to the settlement date of December 15, 2013.
The fair value of the equity component was determined using Black-Scholes valuation models applied to the range of stock prices contemplated by the terms of the TEU and using the following assumptions: (1) risk-free interest rate of 0.95%; (2) expected stock price volatility in the range of 35%-45%; (3) dividend yield plus stock borrow cost of 0.85%; and (4) term of 3.02 years.
Each junior subordinated amortizing note, which had an initial principal amount of $9.728182, had a stated interest rate of 9.50% per annum, and had a scheduled final installment payment date of December 15, 2013. On each March 15, June 15, September 15 and December 15, the Company paid equal quarterly installments of $0.9375 on each amortizing note. The quarterly installment payable at March 15, 2011, however, was $0.989583. Each payment constituted a payment of interest and a partial repayment of principal. The issuance costs were amortized to interest expense using the effective-interest method.
Each prepaid common stock purchase contract automatically settled on December 15, 2013 and the Company delivered 1.3333 shares of its common stock based on the applicable market value at that time (the average of the volume weighted average price of Company common stock for the twenty (20) consecutive trading days ending on the third trading day immediately preceding December 15, 2013). Upon settlement, an amount equal to $1.00 per common share issued was reclassified from surplus to common stock.
Series A Preferred Stock
In August 2008, the Company issued and sold 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share for $50 million in a private transaction. Dividends on the Series A Preferred Stock were payable quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock was convertible into common stock at the option of the holder at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. On July 19, 2013, pursuant to such terms, the holder of the Series A Preferred Stock elected to convert all 50,000 shares of Series A Preferred Stock into 1,944,000 shares of the Company's common stock, no par value.
Series C Preferred Stock
In March 2012, the Company issued and sold 126,500 shares of non−cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock. In 2013, pursuant to such terms, certain holders of the Series C Preferred Stock elected to convert 23 shares of Series C Preferred Stock into 559 shares of the Company's common stock, no par value. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.
Common Stock Warrants
Pursuant to the U.S. Department of the Treasury’s Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury, a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. At December 31, 2013, the warrant to purchase 1,643,295 shares remained outstanding.
The Company previously issued other warrants to acquire common stock. These warrants entitle the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Of the 19,000 warrants previously outstanding, 18,000 were exercised in March 2012 and 1,000 were exercised in February 2013. As a result, none of these warrants were outstanding at December 31, 2013 and 1,000 were outstanding at December 31, 2012.

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

At the January 2014 Board of Directors meeting, a quarterly cash dividend of $0.10 per share ($0.40 on an annualized basis) was declared. It was paid on February 20, 2014 to shareholders of record as of February 6, 2014.
The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, for the years ending December 31, 2013, 2012 and 2011:

(In thousands)	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized (Losses) Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$6,710	$(5,292)	$6,293	$7,711
Other comprehensive loss during the period, net of tax, before reclassification	(62,182)	(251)	(13,202)	(75,635)
Amount reclassified from accumulated other comprehensive income, net of tax	$1,807	$3,081	$—	$4,888
Net other comprehensive (loss) income during the period, net of tax	$(60,375)	$2,830	$(13,202)	$(70,747)
Balance at December 31, 2013	$(53,665)	$(2,462)	$(6,909)	$(63,036)

Balance at January 1, 2012	$4,204	$(7,082)	$—	$(2,878)
Other comprehensive income (loss) during the period, net of tax, before reclassification	5,461	(1,713)	6,293	10,041
Amount reclassified from accumulated other comprehensive (loss) income, net of tax	(2,955)	3,503	—	548
Net other comprehensive income during the period, net of tax	$2,506	$1,790	$6,293	$10,589
Balance at December 31, 2012	$6,710	$(5,292)	$6,293	$7,711

Balance at January 1, 2011	$2,679	$(8,191)	$—	$(5,512)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	2,605	(3,818)	—	(1,213)
Amount reclassified from accumulated other comprehensive (loss) income, net of tax	(1,080)	4,927	—	3,847
Net other comprehensive income during the period, net of tax	$1,525	$1,109	$—	$2,634
Balance at December 31, 2011	$4,204	$(7,082)	$—	$(2,878)

	Amount Reclassified from Accumulated Other Comprehensive Income for the Year Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income	December 31,		Impacted Line on the Consolidated Statements of Income
	2013	2012
Accumulated unrealized gains (losses) on securities
(Losses) gains included in net income	$(3,000)	$4,895	(Losses) gains on available-for-sale securities, net
	(3,000)	4,895	Income before taxes
Tax effect	$1,193	$(1,940)	Income tax expense
Net of tax	$(1,807)	$2,955	Net income

Accumulated unrealized (losses) gains on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$5,116	$5,850	Interest on junior subordinated debentures
	(5,116)	(5,850)	Income before taxes
Tax effect	$2,035	$2,347	Income tax expense
Net of tax	$(3,081)	$(3,503)	Net income

(25) Segment Information
The Company’s operations consist of three primary segments: community banking, specialty finance and wealth management.
The three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each segment’s customer base has varying characteristics and each segment has a different regulatory environment. While the Company’s management monitors each of the fifteen bank subsidiaries’ operations and profitability separately, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures and economic characteristics.
As of December 31, 2013, management made changes in its approach to measure segment profitability. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans originated by the specialty finance segment and sold to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 11 — Deposits, for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.
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
The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2013
Net interest income	$448,173	73,903	14,118	536,194	14,433	550,627
Provision for credit losses	45,396	637	—	46,033	—	46,033
Non-interest income	150,543	30,890	65,597	247,030	(24,633)	222,397
Non-interest expense	409,780	40,529	62,442	512,751	(10,200)	502,551
Income tax expense	55,161	25,508	6,561	87,230	—	87,230
Net income	$88,379	38,119	10,712	137,210	—	137,210
Total assets at end of year	$15,132,912	2,470,832	494,039	18,097,783	—	18,097,783
2012				—	—	—
Net interest income	$430,405	64,048	12,324	506,777	12,739	519,516
Provision for credit losses	74,975	1,461	—	76,436	—	76,436
Non-interest income	166,296	26,845	54,519	247,660	(21,568)	226,092
Non-interest expense	403,228	38,394	56,247	497,869	(8,829)	489,040
Income tax expense	45,170	19,660	4,106	68,936	—	68,936
Net income	$73,328	31,378	6,490	111,196	—	111,196
Total assets at end of year	$14,787,221	2,295,284	437,108	17,519,613	—	17,519,613
2011				—		—
Net interest income	$370,733	72,893	11,228	454,854	6,523	461,377
Provision for credit losses	102,902	(264)	—	102,638	—	102,638
Non-interest income	139,248	15,133	47,755	202,136	(12,438)	189,698
Non-interest expense	342,283	32,829	51,207	426,319	(5,915)	420,404
Income tax expense	24,681	22,511	3,266	50,458	—	50,458
Net income	$40,115	32,950	4,510	77,575	—	77,575
Total assets at end of year	$13,286,432	2,185,214	422,162	15,893,808	—	15,893,808

(26) Condensed Parent Company Financial Statements
Condensed parent company only financial statements of Wintrust follow:
Statement of Financial Condition

	December 31,
(In thousands)	2013	2012
Assets
Cash	$80,869	$55,011
Available-for-sale securities, at fair value	12,839	9,647
Investment in and receivable from subsidiaries	1,971,018	1,935,556
Loans, net of unearned income	3,768	1,760
Less: Allowance for loan losses	81	—
Net Loans	3,687	1,760
Goodwill	8,371	8,347
Other assets	113,930	111,786
Total assets	$2,190,714	$2,122,107

Liabilities and Shareholders’ Equity
Other liabilities	$21,292	$15,899
Notes payable	—	1,000
Subordinated notes	—	15,000
Other borrowings	19,340	36,010
Junior subordinated debentures	249,493	249,493
Shareholders’ equity	1,900,589	1,804,705
Total liabilities and shareholders’ equity	$2,190,714	$2,122,107
Statements of Income

	Years Ended December 31,
(In thousands)	2013	2012	2011
Income
Dividends and interest from subsidiaries	$114,241	$47,295	$30,783
Gains on available-for-sale securities, net	111	64	164
Other income	4,529	605	(487)
Total income	118,881	47,964	30,460

Expenses
Interest expense	13,424	16,840	21,342
Salaries and employee benefits	17,831	20,042	12,435
Other expenses	24,739	27,428	14,037
Total expenses	55,994	64,310	47,814
Income (loss) before income taxes and equity in undistributed loss of subsidiaries	62,887	(16,346)	(17,354)
Income tax benefit	18,599	23,127	16,573
Income (loss) before equity in undistributed net income of subsidiaries	81,486	6,781	(781)
Equity in undistributed net income of subsidiaries	55,724	104,415	78,356
Net income	$137,210	$111,196	$77,575

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2013	2012	2011
Operating Activities:
Net income	$137,210	$111,196	$77,575
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	1,765	8,050	608
Gains on available-for-sale securities, net	(111)	(64)	(164)
Depreciation and amortization	3,744	3,072	2,178
Deferred income tax expense (benefit)	1,217	2,224	(1,785)
Stock-based compensation expense	6,799	9,072	2,008
Tax (expense) benefit from stock-based compensation arrangements	(831)	1,392	129
Excess tax benefits from stock-based compensation arrangements	(112)	(483)	(19)
Increase in other assets	(3,051)	(53,892)	(28,389)
(Decrease) increase in other liabilities	(4,517)	(1,619)	122
Equity in undistributed net income of subsidiaries	(55,724)	(104,415)	(78,356)
Net Cash Provided by (Used for) Operating Activities	86,389	(25,467)	(26,093)
Investing Activities:
Capital contributions to subsidiaries, net	(8,293)	(53,807)	(22,361)
Other investing activity, net	(21,206)	(12,284)	440
Net Cash Used for Investing Activities	(29,499)	(66,091)	(21,921)
Financing Activities:
(Decrease) increase in notes payable and other borrowings, net	(17,860)	(44,887)	36,337
Repayment of subordinated note	(15,000)	(20,000)	(15,000)
Excess tax benefits from stock-based compensation arrangements	112	483	19
Net proceeds from issuance of Series C preferred stock	—	122,690	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	19,113	14,891	3,586
Dividends paid	(13,893)	(13,157)	(10,344)
Common stock repurchases	(3,504)	(7,726)	(112)
Net Cash (Used For) Provided by Financing Activities	(31,032)	52,294	14,486
Net Increase (Decrease) in Cash and Cash Equivalents	25,858	(39,264)	(33,528)
Cash and Cash Equivalents at Beginning of Year	55,011	94,275	127,803
Cash and Cash Equivalents at End of Year	$80,869	$55,011	$94,275

(27) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for 2013 , 2012 and 2011:

(In thousands, except per share data)		2013	2012	2011
Net income		$137,210	$111,196	$77,575
Less: Preferred stock dividends and discount accretion		8,395	9,093	4,128
Net income applicable to common shares—Basic	(A)	128,815	102,103	73,447
Add: Dividends on convertible preferred stock		8,325	8,955	—
Net income applicable to common shares—Diluted	(B)	137,140	111,058	73,447
Weighted average common shares outstanding	(C)	38,699	36,365	35,355
Effect of dilutive potential common shares:
Common stock equivalents		7,108	7,313	8,636
Convertible preferred stock, if dilutive		4,141	4,356	—
Total dilutive potential common shares		11,249	11,669	8,636
Weighted average common shares and effect of dilutive potential common shares	(D)	49,948	48,034	43,991
Net income per common share:
Basic	(A/C)	$3.33	$2.81	$2.08
Diluted	(B/D)	$2.75	$2.31	$1.67
Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants, the Company’s convertible preferred stock, tangible equity unit shares and shares to be issued under the ESPP and the DDFS Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is not adjusted by the associated preferred dividends.
(28) Quarterly Financial Summary (Unaudited)
The following is a summary of quarterly financial information for the years ended December 31, 2013 and 2012:

	2013 Quarters				2012 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$152,313	156,646	161,168	160,582	$156,486	155,691	158,201	156,643
Interest expense	21,600	20,822	19,386	18,274	30,591	27,421	25,626	23,867
Net interest income	130,713	135,824	141,782	142,308	125,895	128,270	132,575	132,776
Provision for credit losses	15,687	15,382	11,114	3,850	17,400	20,691	18,799	19,546
Net interest income after provision for credit losses	115,026	120,442	130,668	138,458	108,495	107,579	113,776	113,230
Non-interest income, excluding net securities gains (losses)	57,128	63,993	54,587	49,689	46,207	49,826	62,536	62,628
Net securities gains (losses)	251	2	75	(3,328)	816	1,109	409	2,561
Non-interest expense	120,119	128,187	127,248	126,997	117,759	117,185	124,548	129,548
Income before income taxes	52,286	56,250	58,082	57,822	37,759	41,329	52,173	48,871
Income tax expense	20,234	21,943	22,519	22,534	14,549	15,734	19,871	18,782
Net income	$32,052	34,307	35,563	35,288	$23,210	25,595	32,302	30,089
Preferred stock dividends and discount accretion	2,616	2,617	1,581	1,581	1,246	2,644	2,616	2,616
Net income applicable to common shares	$29,436	31,690	33,982	33,707	$21,964	22,951	29,686	27,473
Net income per common share:
Basic	0.80	0.85	0.86	0.82	0.61	0.63	0.82	0.75
Diluted	0.65	0.69	0.71	0.70	0.50	0.52	0.66	0.61
Cash dividends declared per common share	0.09	—	0.09	—	0.09	—	0.09	—

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2013, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management concludes that, as of December 31, 2013, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control -Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries
We have audited Wintrust Financial Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Wintrust Financial Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Wintrust Financial Corporation and subsidiaries' maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Wintrust Financial Corporation and subsidiaries and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2014

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 2014 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
The following table summarizes information as of December 31, 2013, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	726,050	$47.23	—
WTFC 2007 Stock Incentive Plan	1,595,168	$18.65	752,491
WTFC Employee Stock Purchase Plan	—	—	272,032
WTFC Directors Deferred Fee and Stock Plan	—	—	317,805
	2,321,218	$27.59	1,342,328
Equity compensation plans not approved by security holders
N/A	—	—	—
Total	2,321,218	$27.59	1,342,328

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Consolidated Statements of Condition as of December 31, 2013 and 2012

•	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
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

10.19
First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.20
Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004.).*

10.21
Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004.).*

10.22
Wintrust Financial Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2007).*

10.23
Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Appendix B of the Proxy Statement relating to the May 28, 2009 Annual Meeting of Shareholders of the Company).*

10.24
Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Proxy Statement relating to the May 26, 2011 Annual Meeting of Shareholders of the Company).*

10.25
Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.26
Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.27
Form of Restricted Stock Award under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.28
Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.29
Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.30
Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.31
Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 28, 2009 Annual Meeting of Shareholders of the Company).*

10.32
Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.33
Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.34
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended (incorporated by reference to Exhibit A of the Proxy Statement relating to the May 28, 2008 Annual Meeting of Shareholders of the Company).*

10.35
First Amendment to the Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 15, 2011).*

10.36
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended (incorporated by reference to Exhibit 4.7 of the Company’s Current Report on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.37
Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.38
Form of Cash Incentive and Retention Award Agreement under Wintrust Financial Corporation’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.39	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.40	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

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

10.43
Second Amendment Agreement, dated as of October 29, 2010, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.44
Third Amendment Agreement, dated as of December 6, 2010, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.45
Fourth Amendment Agreement, dated as of October 28, 2011, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on November 2, 2011).

10.46
Fifth Amendment Agreement, dated as of October 26, 2012, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on November 1, 2012).

10.47
Sixth Amendment Agreement, dated as of October 25, 2013, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2013).

10.48
Seventh Amendment Agreement, dated as of November 7, 2013, to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

13.1	2013 Annual Report to Shareholders

14.1	Corporate Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 28, 2014	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER D. CRIST Peter D. Crist	Chairman of the Board of Directors	February 28, 2014

/s/ EDWARD J. WEHMER Edward J. Wehmer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 28, 2014

/s/ JOSEPH F. DAMICO Joseph F. Damico	Director	February 28, 2014

/s/ BERT A. GETZ, JR. Bert A. Getz, Jr.	Director	February 28, 2014

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	February 28, 2014

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 28, 2014

/s/ CHARLES H. JAMES III Charles H. James III	Director	February 28, 2014

/s/ ALBIN F. MOSCHNER Albin F. Moschner	Director	February 28, 2014

/s/ THOMAS J. NEIS Thomas J. Neis	Director	February 28, 2014

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 28, 2014

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 28, 2014

/s/ SHEILA G. TALTON Sheila G. Talton	Director	February 28, 2014