Form 10-Q
period 2014-03-31
WINTRUST FINANCIAL CORP
filed 2014-05-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Common Stock — no par value, 46,541,444 shares, as of April 30, 2014

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2014	December 31, 2013	March 31, 2013
Assets
Cash and due from banks	$330,262	$253,408	$199,575
Federal funds sold and securities purchased under resale agreements	12,476	10,456	13,626
Interest-bearing deposits with other banks	540,964	495,574	685,302
Available-for-sale securities, at fair value	1,949,697	2,176,290	1,870,831
Trading account securities	1,068	497	1,036
Federal Home Loan Bank and Federal Reserve Bank stock	78,524	79,261	76,601
Brokerage customer receivables	26,884	30,953	25,614
Mortgage loans held-for-sale	215,231	334,327	380,922
Loans, net of unearned income, excluding covered loans	13,133,160	12,896,602	11,900,312
Covered loans	312,478	346,431	518,661
Total loans	13,445,638	13,243,033	12,418,973
Less: Allowance for loan losses	92,275	96,922	110,348
Less: Allowance for covered loan losses	3,447	10,092	12,272
Net loans	13,349,916	13,136,019	12,296,353
Premises and equipment, net	531,763	531,947	504,803
FDIC indemnification asset	60,298	85,672	170,696
Accrued interest receivable and other assets	549,705	569,619	485,746
Trade date securities receivable	182,600	—	—
Goodwill	373,725	374,547	343,632
Other intangible assets	18,050	19,213	19,510
Total assets	$18,221,163	$18,097,783	$17,074,247
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$2,773,922	$2,721,771	$2,243,440
Interest bearing	12,355,123	11,947,018	11,719,317
Total deposits	15,129,045	14,668,789	13,962,757
Notes payable	182	364	31,911
Federal Home Loan Bank advances	387,672	417,762	414,032
Other borrowings	230,904	254,740	256,244
Subordinated notes	—	—	15,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	—	303,088	1,250
Accrued interest payable and other liabilities	283,724	302,958	317,872
Total liabilities	16,281,020	16,197,194	15,248,559
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; No shares issued and outstanding at March 31, 2014 and December 31, 2013, and 50,000 shares issued and outstanding at March 31, 2013	—	—	49,941
Series C - $1,000 liquidation value; 126,477 shares issued and outstanding at March 31, 2014 and December 31, 2013, and 126,500 shares issued and outstanding at March, 31, 2013	126,477	126,477	126,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2014, December 31, 2013, and March 31, 2013; 46,332,213 shares issued at March 31, 2014, 46,181,588 shares issued at December 31, 2013, and 37,272,279 shares issued at March 31, 2013	46,332	46,181	37,272
Surplus	1,122,233	1,117,032	1,040,098
Treasury stock, at cost, 73,253 shares at March 31, 2014, 65,005 shares at December 31, 2013, and 258,572 shares at March 31, 2013	(3,380)	(3,000)	(8,187)
Retained earnings	705,234	676,935	581,131
Accumulated other comprehensive loss	(56,753)	(63,036)	(1,067)
Total shareholders’ equity	1,940,143	1,900,589	1,825,688
Total liabilities and shareholders’ equity	$18,221,163	$18,097,783	$17,074,247
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2014	2013
Interest income
Interest and fees on loans	$147,030	$142,114
Interest bearing deposits with banks	249	569
Federal funds sold and securities purchased under resale agreements	4	15
Securities	13,114	8,752
Trading account securities	9	5
Federal Home Loan Bank and Federal Reserve Bank stock	711	684
Brokerage customer receivables	209	174
Total interest income	161,326	152,313
Interest expense
Interest on deposits	11,923	14,504
Interest on Federal Home Loan Bank advances	2,643	2,764
Interest on notes payable and other borrowings	750	1,154
Interest on subordinated notes	—	59
Interest on junior subordinated debentures	2,004	3,119
Total interest expense	17,320	21,600
Net interest income	144,006	130,713
Provision for credit losses	1,880	15,687
Net interest income after provision for credit losses	142,126	115,026
Non-interest income
Wealth management	16,813	14,828
Mortgage banking	16,428	30,145
Service charges on deposit accounts	5,346	4,793
(Losses) gains on available-for-sale securities, net	(33)	251
Fees from covered call options	1,542	1,639
Trading losses, net	(652)	(435)
Other	6,085	6,158
Total non-interest income	45,529	57,379
Non-interest expense
Salaries and employee benefits	79,934	77,513
Equipment	7,403	6,184
Occupancy, net	10,993	8,853
Data processing	4,715	4,599
Advertising and marketing	2,816	2,040
Professional fees	3,454	3,221
Amortization of other intangible assets	1,163	1,120
FDIC insurance	2,951	3,444
OREO expense (income), net	3,976	(1,620)
Other	13,910	14,765
Total non-interest expense	131,315	120,119
Income before taxes	56,340	52,286
Income tax expense	21,840	20,234
Net income	$34,500	$32,052
Preferred stock dividends and discount accretion	1,581	2,616
Net income applicable to common shares	$32,919	$29,436
Net income per common share—Basic	$0.71	$0.80
Net income per common share—Diluted	$0.68	$0.65
Cash dividends declared per common share	$0.10	$0.09
Weighted average common shares outstanding	46,195	36,976
Dilutive potential common shares	4,509	12,463
Average common shares and dilutive common shares	50,704	49,439
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Net income	$34,500	$32,052
Unrealized gains (losses) on securities
Before tax	22,526	(7,455)
Tax effect	(8,804)	2,806
Net of tax	13,722	(4,649)
Less: Reclassification of net (losses) gains included in net income
Before tax	(33)	251
Tax effect	13	(100)
Net of tax	(20)	151
Net unrealized gains (losses) on securities	13,742	(4,800)
Unrealized (losses) gains on derivative instruments
Before tax	(98)	1,474
Tax effect	39	(586)
Net unrealized (losses) gains on derivative instruments	(59)	888
Foreign currency translation adjustment
Before tax	(9,959)	(6,304)
Tax effect	2,559	1,438
Net foreign currency translation adjustment	(7,400)	(4,866)
Total other comprehensive income (loss)	6,283	(8,778)
Comprehensive income	$40,783	$23,274
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2012	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
Net income	—	—	—	—	32,052	—	32,052
Other comprehensive loss, net of tax	—	—	—	—	—	(8,778)	(8,778)
Cash dividends declared on common stock	—	—	—	—	(3,328)	—	(3,328)
Dividends on preferred stock	—	—	—	—	(2,581)	—	(2,581)
Accretion on preferred stock	35	—	—	—	(35)	—	—
Stock-based compensation	—	—	2,413	—	—	—	2,413
Common stock issued for:
Exercise of stock options and warrants	—	9	320	(214)	—	—	115
Restricted stock awards	—	111	90	(135)	—	—	66
Employee stock purchase plan	—	13	628	—	—	—	641
Director compensation plan	—	31	352	—	—	—	383
Balance at March 31, 2013	$176,441	$37,272	$1,040,098	$(8,187)	$581,131	$(1,067)	$1,825,688
Balance at December 31, 2013	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
Net income	—	—	—	—	34,500	—	34,500
Other comprehensive income, net of tax	—	—	—	—	—	6,283	6,283
Cash dividends declared on common stock	—	—	—	—	(4,620)	—	(4,620)
Dividends on preferred stock	—	—	—	—	(1,581)	—	(1,581)
Stock-based compensation	—	—	1,681	—	—	—	1,681
Common stock issued for:
Exercise of stock options and warrants	—	77	2,464	(271)	—	—	2,270
Restricted stock awards	—	41	111	(109)	—	—	43
Employee stock purchase plan	—	13	587	—	—	—	600
Director compensation plan	—	20	358	—	—	—	378
Balance at March 31, 2014	$126,477	$46,332	$1,122,233	$(3,380)	$705,234	$(56,753)	$1,940,143
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Operating Activities:
Net income	$34,500	$32,052
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,880	15,687
Depreciation and amortization	7,753	6,782
Stock-based compensation expense	1,681	2,413
Tax benefit from stock-based compensation arrangements	3	200
Excess tax benefits from stock-based compensation arrangements	(156)	(222)
Net amortization of premium on securities	233	3,424
Mortgage servicing rights fair value change, net	253	(273)
Originations and purchases of mortgage loans held-for-sale	(527,272)	(974,432)
Proceeds from sales of mortgage loans held-for-sale	658,588	1,033,129
Increase in trading securities, net	(571)	(453)
Net decrease (increase) in brokerage customer receivables	4,069	(750)
Gains on mortgage loans sold	(12,220)	(27,419)
Losses (gains) on available-for-sale securities, net	33	(251)
Loss on sales of premises and equipment, net	795	1
Net loss (gains) on sales and fair value adjustments of other real estate owned	2,460	(2,658)
Decrease in accrued interest receivable and other assets, net	27,584	32,068
Decrease in accrued interest payable and other liabilities, net	(37,348)	(19,617)
Net Cash Provided by Operating Activities	162,265	99,681
Investing Activities:
Proceeds from maturities of available-for-sale securities	98,007	67,941
Proceeds from sales of available-for-sale securities	14,800	41,056
Purchases of available-for-sale securities	(349,979)	(192,379)
Divestiture of operations	—	(149,100)
Proceeds from sales of other real estate owned	20,362	30,641
Proceeds received from the FDIC related to reimbursements on covered assets	9,669	13,932
Net (increase) decrease in interest-bearing deposits with banks	(45,390)	350,441
Net increase in loans	(227,040)	(52,143)
Purchases of premises and equipment, net	(7,596)	(6,508)
Net Cash (Used for) Provided by Investing Activities	(487,167)	103,881
Financing Activities:
Increase (decrease) in deposit accounts	460,551	(314,618)
(Decrease) increase in other borrowings, net	(24,018)	11,576
Decrease in Federal Home Loan Bank advances, net	(30,000)	—
Excess tax benefits from stock-based compensation arrangements	156	222
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	3,668	1,354
Common stock repurchases	(380)	(349)
Dividends paid	(6,201)	(3,574)
Net Cash Provided by (Used for) Financing Activities	403,776	(305,389)
Net Increase (Decrease) in Cash and Cash Equivalents	78,874	(101,827)
Cash and Cash Equivalents at Beginning of Period	263,864	315,028
Cash and Cash Equivalents at End of Period	$342,738	$213,201
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
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). Operating results reported for the three-month periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the Company’s 2013 Form 10-K.
(2) Recent Accounting Developments

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued ASU No. 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that invest in affordable housing projects that qualify for the low-income housing tax credit. This ASU permits new accounting treatment, if certain conditions are met, which allows the Company to amortize the initial cost of an investment in proportion to the amount of tax credits and other tax benefits received with recognition of the investment performance in income tax expense. This guidance is effective for fiscal years beginning after December 15, 2014 and is to be applied retrospectively. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On October 18, 2013, the Company acquired Diamond Bancorp, Inc. ("Diamond"). Diamond was the parent company of Diamond Bank, FSB ("Diamond Bank"), which operated four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. As part of the transaction, Diamond Bank was merged into North Shore Community Bank & Trust Company ("North Shore Bank"). The Company acquired assets with a fair value of approximately $172.5 million, including approximately $91.7 million of loans, and assumed liabilities with a fair value of approximately $169.1 million, including approximately $140.2 million of deposits. Additionally, the Company recorded goodwill of $8.4 million on the acquisition.

On May 1, 2013, the Company acquired First Lansing Bancorp, Inc. ("FLB"). FLB was the parent company of First National Bank of Illinois ("FNBI"), which operated seven banking locations in the south and southwest suburbs of Chicago, as well as one location in northwest Indiana. As part of this transaction, FNBI was merged into Old Plank Trail Community Bank, N.A. ("Old Plank Trail Bank"). The Company acquired assets with a fair value of approximately $373.4 million, including approximately $123.0 million of loans, and assumed liabilities with a fair value of approximately $334.7 million, including approximately $331.4 million of deposits. Additionally, the Company recorded goodwill of $14.0 million on the acquisition.
See Note 17—Subsequent Events for discussion regarding the Company's announcements in April 2014 of the signing of a definitive agreement to acquire certain branch offices and deposits of Talmer Bank & Trust, and a branch of THE National Bank.

FDIC-Assisted Transactions
Since 2010, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of nine financial institutions in FDIC-assisted transactions. Loans comprise the majority of the assets acquired in nearly all of these FDIC-assisted transactions since 2010, most of which are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, the loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss-sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
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

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period	$85,672	$208,160
Additions from acquisitions	—	—
Additions from reimbursable expenses	1,282	5,033
Amortization	(1,603)	(2,468)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(15,384)	(26,097)
Payments received from the FDIC	(9,669)	(13,932)
Balance at end of period	$60,298	$170,696
Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, the Company completed the divestiture of the deposits and current banking operations of Second Federal Savings and Loan Association of Chicago ("Second Federal") to an unaffiliated financial institution. Through this transaction, the Company divested approximately $149 million of related deposits.

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

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$354,109	$263	$(14,194)	$340,178
U.S. Government agencies	874,845	3,286	(49,856)	828,275
Municipal	175,028	3,439	(3,167)	175,300
Corporate notes:
Financial issuers	129,413	2,306	(1,735)	129,984
Other	4,986	100	(3)	5,083
Mortgage-backed: (1)
Mortgage-backed securities	371,825	3,919	(13,188)	362,556
Collateralized mortgage obligations	55,190	356	(799)	54,747
Other equity securities	50,570	3,543	(539)	53,574
Total available-for-sale securities	$2,015,966	$17,212	$(83,481)	$1,949,697

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$354,262	$141	$(18,308)	$336,095
U.S. Government agencies	950,086	1,680	(56,078)	895,688
Municipal	154,463	2,551	(4,298)	152,716
Corporate notes:
Financial issuers	129,362	1,993	(2,411)	128,944
Other	5,994	105	(5)	6,094
Mortgage-backed: (1)
Mortgage-backed securities	562,708	3,537	(18,047)	548,198
Collateralized mortgage obligations	57,711	258	(942)	57,027
Other equity securities	50,532	1,493	(497)	51,528
Total available-for-sale securities	$2,265,118	$11,758	$(100,586)	$2,176,290

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$220,215	$190	$(2,760)	$217,645
U.S. Government agencies	975,386	2,960	(4,631)	973,715
Municipal	107,947	2,628	(316)	110,259
Corporate notes:
Financial issuers	136,761	2,569	(2,280)	137,050
Other	11,628	195	—	11,823
Mortgage-backed: (1)
Mortgage-backed securities	294,728	7,360	(3,194)	298,894
Collateralized mortgage obligations	68,496	897	(5)	69,388
Other equity securities	52,413	745	(1,101)	52,057
Total available-for-sale securities	$1,867,574	$17,544	$(14,287)	$1,870,831

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$185,969	$(14,194)	$185,969	$(14,194)
U.S. Government agencies	463,254	(42,295)	54,128	(7,561)	517,382	(49,856)
Municipal	61,280	(2,683)	9,484	(484)	70,764	(3,167)
Corporate notes:
Financial issuers	1,327	(10)	57,474	(1,725)	58,801	(1,735)
Other	997	(3)	—	—	997	(3)
Mortgage-backed:
Mortgage-backed securities	137,042	(1,352)	137,661	(11,836)	274,703	(13,188)
Collateralized mortgage obligations	21,045	(275)	11,944	(524)	32,989	(799)
Other equity securities	8,296	(213)	5,674	(326)	13,970	(539)
Total	$693,241	$(46,831)	$462,334	$(36,650)	$1,155,575	$(83,481)

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

The Company does not consider securities with unrealized losses at March 31, 2014 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily treasury notes, mortgage-backed securities, and agency bonds. Unrealized losses recognized on treasury notes, mortgage backed securities and agency bonds are the result of increases in yields for similar types of securities which have a longer duration and maturity.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Realized gains	$55	$313
Realized losses	(88)	(62)
Net realized (losses) gains	$(33)	$251
Other than temporary impairment charges	—	—
(Losses) gains on available-for-sale securities, net	$(33)	$251
Proceeds from sales of available-for-sale securities	$14,800	$41,056

The amortized cost and fair value of securities as of March 31, 2014, December 31, 2013 and March 31, 2013, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$203,749	$203,942	$268,847	$269,168	$247,388	$247,836
Due in one to five years	338,130	338,980	358,108	358,357	337,431	338,633
Due in five to ten years	344,296	330,546	350,372	330,020	357,677	356,871
Due after ten years	652,206	605,352	616,840	561,992	509,441	507,152
Mortgage-backed	427,015	417,303	620,419	605,225	363,224	368,282
Other equity securities	50,570	53,574	50,532	51,528	52,413	52,057
Total available-for-sale securities	$2,015,966	$1,949,697	$2,265,118	$2,176,290	$1,867,574	$1,870,831
Securities having a carrying value of $1.2 billion at March 31, 2014, $1.2 billion at December 31, 2013 and $1.1 billion March 31, 2013, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At March 31, 2014, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Balance:
Commercial	$3,439,197	$3,253,687	$2,872,695
Commercial real-estate	4,262,255	4,230,035	3,990,465
Home equity	707,748	719,137	759,218
Residential real-estate	426,769	434,992	360,652
Premium finance receivables—commercial	2,208,361	2,167,565	1,997,160
Premium finance receivables—life insurance	1,929,334	1,923,698	1,753,512
Consumer and other	159,496	167,488	166,610
Total loans, net of unearned income, excluding covered loans	$13,133,160	$12,896,602	$11,900,312
Covered loans	312,478	346,431	518,661
Total loans	$13,445,638	$13,243,033	$12,418,973
Mix:
Commercial	26%	25%	23%
Commercial real-estate	32	32	32
Home equity	5	5	6
Residential real-estate	3	3	3
Premium finance receivables—commercial	17	16	16
Premium finance receivables—life insurance	14	15	14
Consumer and other	1	1	2
Total loans, net of unearned income, excluding covered loans	98%	97%	96%
Covered loans	2	3	4
Total loans	100%	100%	100%
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $40.3 million at March 31, 2014, $41.9 million at December 31, 2013 and $40.0 million at March 31, 2013, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as purchased credit impaired ("PCI") loans acquired with evidence of credit quality deterioration since origination are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(6.2) million at March 31, 2014, $(9.2) million at December 31, 2013 and $10.5 million at March 31, 2013. The net credit balances at March 31, 2014 and December 31, 2013 are primarily the result of purchase accounting adjustments related to the acquisition of FNBI and Diamond during 2013.
The Company’s loan portfolio is generally comprised of loans to consumers and small to medium-sized businesses located within the geographic market areas that the banks serve. The premium finance receivables portfolios are made to customers throughout the United States and Canada. The Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry, borrower and geographic concentrations. Such diversification reduces the exposure to economic downturns that may occur in different segments of the economy or in different industries.
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

Acquired Loan Information at Acquisition—PCI Loans
As part of our previous acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments.

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	March 31, 2014		December 31, 2013
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$407,157	$303,362	$453,944	$338,517
Life insurance premium finance loans acquisition	424,680	413,202	437,155	423,906
See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at March 31, 2014.
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

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$107,655	$8,254	$143,224	$13,055
Acquisitions	—	—	(78)	—
Accretable yield amortized to interest income	(7,770)	(1,771)	(9,577)	(2,019)
Accretable yield amortized to indemnification asset (1)	(5,648)	—	(8,706)	—
Reclassification from non-accretable difference (2)	8,580	—	5,412	—
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(5,143)	78	(8,550)	182
Accretable yield, ending balance (3)	$97,674	$6,561	$121,725	$11,218

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of March 31, 2014, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $28.1 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income from loans acquired in bank acquisitions totaled $7.8 million and $9.6 million in the first quarter of 2014 and 2013, respectively. These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at March 31, 2014, December 31, 2013 and March 31, 2013:

As of March 31, 2014		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$11,112	$387	$2,235	$16,150	$1,965,425	$1,995,309
Franchise	—	—	—	75	221,026	221,101
Mortgage warehouse lines of credit	—	—	—	—	60,809	60,809
Community Advantage—homeowners association	—	—	—	—	91,414	91,414
Aircraft	—	—	—	—	8,840	8,840
Asset-based lending	670	—	—	10,573	729,425	740,668
Tax exempt	—	—	—	—	177,973	177,973
Leases	—	—	—	—	121,986	121,986
Other	—	—	—	—	10,261	10,261
PCI - commercial (1)	—	1,079	—	865	8,892	10,836
Total commercial	11,782	1,466	2,235	27,663	3,396,051	3,439,197
Commercial real-estate:
Residential construction	—	—	680	27	35,690	36,397
Commercial construction	844	—	—	—	150,786	151,630
Land	2,405	—	2,682	3,438	99,445	107,970
Office	6,970	—	1,672	8,868	633,655	651,165
Industrial	6,101	—	1,114	2,706	615,139	625,060
Retail	9,540	—	217	3,089	664,584	677,430
Multi-family	1,327	—	—	3,820	570,616	575,763
Mixed use and other	6,546	—	6,626	10,744	1,337,320	1,361,236
PCI - commercial real-estate (1)	—	21,073	2,791	6,169	45,571	75,604
Total commercial real-estate	33,733	21,073	15,782	38,861	4,152,806	4,262,255
Home equity	7,311	—	1,650	4,972	693,815	707,748
Residential real estate	14,385	—	946	4,889	403,474	423,694
PCI - residential real estate (1)	—	1,414	—	248	1,413	3,075
Premium finance receivables
Commercial insurance loans	14,517	6,808	5,600	20,777	2,160,659	2,208,361
Life insurance loans	—	—	—	4,312	1,511,820	1,516,132
PCI - life insurance loans (1)	—	—	—	—	413,202	413,202
Consumer and other	1,144	57	213	550	157,290	159,254
PCI - consumer and other (1)	—	48	—	20	174	242
Total loans, net of unearned income, excluding covered loans	$82,872	$30,866	$26,426	$102,292	$12,890,704	$13,133,160
Covered loans	9,136	35,831	6,682	7,042	253,787	312,478
Total loans, net of unearned income	$92,008	$66,697	$33,108	$109,334	$13,144,491	$13,445,638

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2013		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,143	$—	$4,938	$7,404	$1,813,721	$1,836,206
Franchise	—	—	400	—	219,983	220,383
Mortgage warehouse lines of credit	—	—	—	—	67,470	67,470
Community Advantage—homeowners association	—	—	—	—	90,894	90,894
Aircraft	—	—	—	—	10,241	10,241
Asset-based lending	637	—	388	1,878	732,190	735,093
Tax exempt	—	—	—	—	161,239	161,239
Leases	—	—	—	788	109,043	109,831
Other	—	—	—	—	11,147	11,147
PCI - commercial (1)	—	274	156	1,685	9,068	11,183
Total commercial	10,780	274	5,882	11,755	3,224,996	3,253,687
Commercial real-estate
Residential construction	149	—	—	—	38,351	38,500
Commercial construction	6,969	—	—	505	129,232	136,706
Land	2,814	—	4,224	619	99,128	106,785
Office	10,087	—	2,265	3,862	626,027	642,241
Industrial	5,654	—	585	914	626,785	633,938
Retail	10,862	—	837	2,435	642,125	656,259
Multi-family	2,035	—	—	348	564,154	566,537
Mixed use and other	8,088	230	3,943	15,949	1,344,244	1,372,454
PCI - commercial real-estate (1)	—	18,582	3,540	5,238	49,255	76,615
Total commercial real-estate	46,658	18,812	15,394	29,870	4,119,301	4,230,035
Home equity	10,071	—	1,344	3,060	704,662	719,137
Residential real-estate	14,974	—	1,689	5,032	410,430	432,125
PCI - residential real-estate (1)	—	1,988	—	—	879	2,867
Premium finance receivables
Commercial insurance loans	10,537	8,842	6,912	24,094	2,117,180	2,167,565
Life insurance loans	—	—	2,524	1,808	1,495,460	1,499,792
PCI - life insurance loans (1)	—	—	—	—	423,906	423,906
Consumer and other	1,137	105	76	1,010	163,956	166,284
PCI - consumer and other (1)	—	181	—	—	1,023	1,204
Total loans, net of unearned income, excluding covered loans	$94,157	$30,202	$33,821	$76,629	$12,661,793	$12,896,602
Covered loans	9,425	56,282	5,877	7,937	266,910	346,431
Total loans, net of unearned income	$103,582	$86,484	$39,698	$84,566	$12,928,703	$13,243,033

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2013		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$17,717	$—	$1,150	$16,710	$1,533,999	$1,569,576
Franchise	125	—	—	76	194,310	194,511
Mortgage warehouse lines of credit	—	—	—	—	131,970	131,970
Community Advantage—homeowners association	—	—	—	—	82,763	82,763
Aircraft	—	—	—	—	14,112	14,112
Asset-based lending	531	—	483	5,518	680,723	687,255
Tax exempt	—	—	—	—	89,508	89,508
Leases	—	—	—	844	97,186	98,030
Other	—	—	—	—	127	127
PCI - commercial (1)	—	449	—	—	4,394	4,843
Total commercial	18,373	449	1,633	23,148	2,829,092	2,872,695
Commercial real-estate:
Residential construction	3,094	—	945	—	33,044	37,083
Commercial construction	1,086	—	9,521	—	151,751	162,358
Land	17,976	—	—	11,563	104,039	133,578
Office	3,564	—	8,990	4,797	567,333	584,684
Industrial	7,137	—	—	986	587,402	595,525
Retail	7,915	—	6,970	5,953	565,963	586,801
Multi-family	2,088	—	1,036	4,315	505,346	512,785
Mixed use and other	18,947	—	1,573	13,560	1,288,754	1,322,834
PCI - commercial real-estate (1)	—	1,866	251	3,333	49,367	54,817
Total commercial real-estate	61,807	1,866	29,286	44,507	3,852,999	3,990,465
Home equity	14,891	—	1,370	4,324	738,633	759,218
Residential real estate	9,606	—	782	8,680	340,751	359,819
PCI - residential real estate (1)	—	—	198	—	635	833
Premium finance receivables
Commercial insurance loans	12,068	7,677	4,647	19,323	1,953,445	1,997,160
Life insurance loans	20	2,256	—	1,340	1,250,165	1,253,781
PCI - life insurance loans (1)	—	—	—	—	499,731	499,731
Consumer and other	1,790	145	287	714	161,036	163,972
PCI - consumer and other (1)	—	—	—	20	2,618	2,638
Total loans, net of unearned income, excluding covered loans	$118,555	$12,393	$38,203	$102,056	$11,629,105	$11,900,312
Covered loans	1,820	115,482	1,454	12,268	387,637	518,661
Total loans, net of unearned income	$120,375	$127,875	$39,657	$114,324	$12,016,742	$12,418,973

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at March 31, 2014, December 31, 2013 and March 31, 2013:

	Performing			Non-performing			Total
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013
Loan Balances:
Commercial
Commercial and industrial	$1,983,810	$1,826,063	$1,551,859	$11,499	$10,143	$17,717	$1,995,309	$1,836,206	$1,569,576
Franchise	221,101	220,383	194,386	—	—	125	221,101	220,383	194,511
Mortgage warehouse lines of credit	60,809	67,470	131,970	—	—	—	60,809	67,470	131,970
Community Advantage—homeowners association	91,414	90,894	82,763	—	—	—	91,414	90,894	82,763
Aircraft	8,840	10,241	14,112	—	—	—	8,840	10,241	14,112
Asset-based lending	739,998	734,456	686,724	670	637	531	740,668	735,093	687,255
Tax exempt	177,973	161,239	89,508	—	—	—	177,973	161,239	89,508
Leases	121,986	109,831	98,030	—	—	—	121,986	109,831	98,030
Other	10,261	11,147	127	—	—	—	10,261	11,147	127
PCI - commercial (1)	10,836	11,183	4,843	—	—	—	10,836	11,183	4,843
Total commercial	3,427,028	3,242,907	2,854,322	12,169	10,780	18,373	3,439,197	3,253,687	2,872,695
Commercial real-estate
Residential construction	36,397	38,351	33,989	—	149	3,094	36,397	38,500	37,083
Commercial construction	150,786	129,737	161,272	844	6,969	1,086	151,630	136,706	162,358
Land	105,565	103,971	115,602	2,405	2,814	17,976	107,970	106,785	133,578
Office	644,195	632,154	581,120	6,970	10,087	3,564	651,165	642,241	584,684
Industrial	618,959	628,284	588,388	6,101	5,654	7,137	625,060	633,938	595,525
Retail	667,890	645,397	578,886	9,540	10,862	7,915	677,430	656,259	586,801
Multi-family	574,436	564,502	510,697	1,327	2,035	2,088	575,763	566,537	512,785
Mixed use and other	1,354,690	1,364,136	1,303,887	6,546	8,318	18,947	1,361,236	1,372,454	1,322,834
PCI - commercial real-estate(1)	75,604	76,615	54,817	—	—	—	75,604	76,615	54,817
Total commercial real-estate	4,228,522	4,183,147	3,928,658	33,733	46,888	61,807	4,262,255	4,230,035	3,990,465
Home equity	700,437	709,066	744,327	7,311	10,071	14,891	707,748	719,137	759,218
Residential real-estate	409,309	417,151	350,213	14,385	14,974	9,606	423,694	432,125	359,819
PCI - residential real-estate (1)	3,075	2,867	833	—	—	—	3,075	2,867	833
Premium finance receivables
Commercial insurance loans	2,187,036	2,148,186	1,977,415	21,325	19,379	19,745	2,208,361	2,167,565	1,997,160
Life insurance loans	1,516,132	1,499,792	1,251,505	—	—	2,276	1,516,132	1,499,792	1,253,781
PCI - life insurance loans (1)	413,202	423,906	499,731	—	—	—	413,202	423,906	499,731
Consumer and other	158,053	165,042	162,037	1,201	1,242	1,935	159,254	166,284	163,972
PCI - consumer and other(1)	242	1,204	2,638	—	—	—	242	1,204	2,638
Total loans, net of unearned income, excluding covered loans	$13,043,036	$12,793,268	$11,771,679	$90,124	$103,334	$128,633	$13,133,160	$12,896,602	$11,900,312

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three ended March 31, 2014 and 2013 is as follows:

Three months ended March 31, 2014		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$23,092	$48,658	$12,611	$5,108	$5,583	$1,870	$96,922
Other adjustments	(15)	(121)	(1)	(2)	(9)	—	(148)
Reclassification from (to) allowance for unfunded lending-related commitments	—	(18)	—	—	—	—	(18)
Charge-offs	(648)	(4,493)	(2,267)	(226)	(1,210)	(173)	(9,017)
Recoveries	317	145	257	131	321	61	1,232
Provision for credit losses	1,943	434	366	(320)	897	(16)	3,304
Allowance for loan losses at period end	$24,689	$44,605	$10,966	$4,691	$5,582	$1,742	$92,275
Allowance for unfunded lending-related commitments at period end	$—	$737	$—	$—	$—	$—	$737
Allowance for credit losses at period end	$24,689	$45,342	$10,966	$4,691	$5,582	$1,742	$93,012
Individually evaluated for impairment	3,107	4,041	596	455	—	95	8,294
Collectively evaluated for impairment	21,512	41,301	10,370	4,147	5,582	1,647	84,559
Loans acquired with deteriorated credit quality	70	—	—	89	—	—	159
Loans at period end
Individually evaluated for impairment	$18,350	$99,480	$7,537	$18,026	$—	$1,592	$144,985
Collectively evaluated for impairment	3,410,011	4,087,171	700,211	405,668	3,724,493	157,662	12,485,216
Loans acquired with deteriorated credit quality	10,836	75,604	—	3,075	413,202	242	502,959

Three months ended March 31, 2013		Commercial Real-estate		Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial		Home Equity
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,794	$52,135	$12,734	$5,560	$6,096	$2,032	$107,351
Other adjustments	(3)	(217)	—	(9)	—	—	(229)
Reclassification from (to) allowance for unfunded lending-related commitments	—	(213)	—	—	—	—	(213)
Charge-offs	(4,540)	(3,299)	(2,397)	(1,728)	(1,068)	(129)	(13,161)
Recoveries	295	368	162	5	294	109	1,233
Provision for credit losses	4,406	7,634	1,623	1,312	749	(357)	15,367
Allowance for loan losses at period end	$28,952	$56,408	$12,122	$5,140	$6,071	$1,655	$110,348
Allowance for unfunded lending-related commitments at period end	$—	$15,287	$—	$—	$—	$—	$15,287
Allowance for credit losses at period end	$28,952	$71,695	$12,122	$5,140	$6,071	$1,655	$125,635
Individually evaluated for impairment	3,682	23,089	1,748	598	—	156	29,273
Collectively evaluated for impairment	25,270	48,409	10,374	4,532	6,071	1,499	96,155
Loans acquired with deteriorated credit quality	—	197	—	10	—	—	207
Loans at period end
Individually evaluated for impairment	$27,447	$145,203	$16,057	$12,984	$—	$1,863	$203,554
Collectively evaluated for impairment	2,840,405	3,790,445	743,161	346,835	3,250,941	162,109	11,133,896
Loans acquired with deteriorated credit quality	4,843	54,817	—	833	499,731	2,638	562,862

A summary of activity in the allowance for covered loan losses for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$10,092	$13,454
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(7,121)	1,600
Benefit attributable to FDIC loss share agreements	5,697	(1,280)
Net provision for covered loan losses	(1,424)	320
(Decrease) increase in FDIC indemnification asset	(5,697)	1,280
Loans charged-off	(2,864)	(2,791)
Recoveries of loans charged-off	3,340	9
Net recoveries (charge-offs)	476	(2,782)
Balance at end of period	$3,447	$12,272
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
Impaired Loans
A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$86,381	$92,184	$101,565
Impaired loans with no allowance for loan loss required	56,596	70,045	101,989
Total impaired loans (2)	$142,977	$162,229	$203,554
Allowance for loan losses related to impaired loans	$8,197	$8,265	$14,607
TDRs	$92,517	$107,103	$116,345

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Three Months Ended
	As of March 31, 2014			March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,167	$10,029	$2,459	$9,340	$120
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	670	2,465	620	677	31
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	3,099	3,099	24	3,099	28
Land	9,260	9,625	174	9,688	79
Office	8,712	9,398	1,069	8,767	90
Industrial	6,597	6,765	513	5,985	81
Retail	12,763	12,903	826	12,819	132
Multi-family	2,053	2,143	122	2,057	23
Mixed use and other	25,420	25,591	1,272	25,853	291
Home equity	2,109	2,534	596	2,117	24
Residential real-estate	6,222	6,362	427	6,094	68
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	309	367	95	290	5
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,789	$14,415	$—	$8,179	$208
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	891	891	—	1,245	12
Commercial construction	1,466	1,471	—	1,418	17
Land	4,982	8,764	—	4,985	109
Office	6,260	6,301	—	6,266	83
Industrial	2,298	2,470	—	2,314	47
Retail	10,419	12,273	—	11,006	140
Multi-family	1,078	2,013	—	1,201	23
Mixed use and other	3,161	5,044	—	3,096	67
Home equity	5,428	7,044	—	5,777	73
Residential real-estate	11,541	14,427	—	11,699	137
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	1,283	1,809	—	1,285	27
Total loans, net of unearned income, excluding covered loans	$142,977	$168,203	$8,197	$145,257	$1,915

				For the Twelve Months Ended
	As of December 31, 2013			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$6,297	$7,001	$1,078	$6,611	$354
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	282	294	282	295	14
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	3,099	3,099	18	3,098	115
Land	10,518	11,871	259	10,323	411
Office	7,792	8,444	1,253	8,148	333
Industrial	3,385	3,506	193	3,638	179
Retail	17,511	17,638	1,253	17,678	724
Multi-family	3,237	3,730	235	2,248	139
Mixed use and other	28,935	29,051	1,366	26,792	1,194
Home equity	3,985	5,238	1,593	4,855	236
Residential real-estate	6,876	7,023	626	6,335	273
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	267	269	109	273	11
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,890	$16,333	$—	$13,928	$1,043
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	354	2,311	—	2,162	121
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,463	1,530	—	1,609	64
Commercial construction	7,710	13,227	—	9,680	722
Land	5,035	8,813	—	5,384	418
Office	10,379	11,717	—	10,925	610
Industrial	5,087	5,267	—	5,160	328
Retail	7,047	8,610	—	8,462	400
Multi-family	608	1,030	—	903	47
Mixed use and other	4,077	6,213	—	5,046	352
Home equity	6,312	7,790	—	6,307	324
Residential real-estate	10,761	13,585	—	9,443	393
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	1,322	1,865	—	1,355	115
Total loans, net of unearned income, excluding covered loans	$162,229	$195,455	$8,265	$170,658	$8,920

				For the Three Months Ended
	As of March 31, 2013			March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$12,827	$14,544	$3,627	$13,034	$230
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	511	511	55	511	7
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,881	2,007	405	1,976	23
Commercial construction	8,682	8,682	49	8,983	86
Land	17,851	19,070	2,380	17,861	104
Office	5,792	5,996	659	5,853	61
Industrial	4,229	4,286	1,241	4,244	65
Retail	16,734	17,316	674	16,773	194
Multi-family	3,966	4,063	152	4,044	42
Mixed use and other	18,910	20,337	2,863	19,317	232
Home equity	5,160	5,751	1,748	5,488	57
Residential real-estate	4,357	4,974	598	4,365	49
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	665	665	156	665	8
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$13,963	$17,153	$—	$14,344	$226
Franchise	125	1,544	—	1,189	26
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	21	1,358	—	23	18
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,208	3,579	—	3,708	42
Commercial construction	3,970	4,450	—	4,016	49
Land	11,305	16,304	—	12,048	203
Office	8,283	8,357	—	8,306	95
Industrial	5,541	5,653	—	5,563	74
Retail	14,483	15,095	—	14,628	172
Multi-family	2,200	4,541	—	2,618	54
Mixed use and other	18,168	19,483	—	18,345	269
Home equity	10,897	13,179	—	11,395	131
Residential real-estate	8,627	9,053	—	8,703	94
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	1,198	1,664	—	1,208	25
Total loans, net of unearned income, excluding covered loans	$203,554	$229,615	$14,607	$209,208	$2,636

TDRs
At March 31, 2014, the Company had $92.5 million in loans modified in TDRs. The $92.5 million in TDRs represents 143 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
The Company’s approach to restructuring loans, excluding PCI loans, is built on its credit risk rating system which requires credit management personnel to assign a credit risk rating to each loan. In each case, the loan officer is responsible for recommending a credit risk rating for each loan and ensuring the credit risk ratings are appropriate. These credit risk ratings are then reviewed and approved by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The Company’s credit risk rating scale is one through ten with higher scores indicating higher risk. In the case of loans rated six or worse following modification, the Company’s Managed Assets Division evaluates the loan and the credit risk rating and determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms and is supported by a current, well-documented credit assessment of the borrower’s financial condition and prospects for repayment under the revised terms.
A modification of a loan, excluding PCI loans, with an existing credit risk rating of six or worse or a modification of any other credit which will result in a restructured credit risk rating of six or worse, must be reviewed for possible TDR classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of these loans is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan, excluding PCI loans, where the credit risk rating is five or better both before and after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is five or better are not experiencing financial difficulties and therefore, are not considered TDRs.
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
Each TDR was reviewed for impairment at March 31, 2014 and approximately $4.0 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended March 31, 2014 and 2013, the Company recorded $132,000 and $229,000, respectively, in interest income representing this decrease in impairment.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2014 and 2013, respectively, which represent TDRs:

Three months ended March 31, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	1	$88	—	$—	1	$88	—	$—
Commercial real-estate
Land	—	—	—	—	—	—	—	—	—	—
Industrial	1	1,078	1	1,078	—	—	1	1,078	—	—
Retail	1	202	1	202	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	3	3,877	2	2,604	3	3,877	1	1,273	—	—
Residential real estate and other	—	—	—	—	—	—	—	—	—	—
Total loans	6	$5,245	5	$3,972	3	$3,877	3	$2,439	—	$—

Three months ended March 31, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	5	$573	4	$553	2	$185	—	$—
Commercial real-estate
Land	2	287	2	287	2	287	—	—	1	73
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	1	200	1	200	1	200	—	—	—	—
Multi-family	1	705	1	705	1	705	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	4	377	2	70	3	361	1	123	—	—
Total loans	14	$2,277	11	$1,835	11	$2,106	3	$308	1	$73

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended March 31, 2014, six loans totaling $5.2 million were determined to be TDRs, compared to 14 loans totaling $2.3 million in the same period of 2013. Of these loans extended at below market terms, the weighted average extension had a term of approximately 13 months during the three months ended March 31, 2014 compared to 21 months for the same period of 2013. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 176 basis points and 153 basis points during the three months ending March 31, 2014 and 2013, respectively. Interest-only payment terms were approximately nine months during the three months ending March 31, 2014 compared to approximately eight months during the three months ending March 31, 2013. Additionally, no principal balances were forgiven in the first quarter of 2014 compared to $50,000 of principal balances forgiven during the same period of 2013.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2014 and 2013, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	—	$—	21	$14,901	6	$10,377
Commercial real-estate
Residential construction	—	—	—	—	3	2,147	—	—
Commercial construction	3	6,120	3	6,120	—	—	—	—
Land	1	2,352	—	—	5	4,131	1	651
Office	4	4,021	3	3,465	—	—	—	—
Industrial	2	2,027	—	—	1	727	—	—
Retail	1	202	—	—	4	5,085	—	—
Multi-family	—	—	—	—	2	1,085	1	705
Mixed use and other	9	8,919	2	399	12	6,061	4	2,603
Residential real estate and other	6	1,919	—	—	10	969	2	221
Total loans	27	$25,648	8	$9,984	58	$35,106	14	$14,557

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2014	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2014
Community banking	$305,313	$—	$—	$—	$305,313
Specialty finance	37,370	—	—	(822)	36,548
Wealth management	31,864	—	—	—	31,864
Total	$374,547	$—	$—	$(822)	$373,725
The specialty finance segment’s goodwill decreased $822,000 during the first quarter of 2014 as a result of foreign currency translation adjustments related to the acquisition of Macquarie Premium Funding Inc. in 2012.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of March 31, 2014 is as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$40,770	$40,770	$37,860
Accumulated amortization	(30,209)	(29,189)	(26,127)
Net carrying amount	$10,561	$11,581	$11,733
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(842)	(805)	(688)
Net carrying amount	$958	$995	$1,112
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,690	$7,690	$7,390
Accumulated amortization	(1,159)	(1,053)	(725)
Net carrying amount	$6,531	$6,637	$6,665
Total other intangible assets, net	$18,050	$19,213	$19,510

Estimated amortization
Actual in three months ended March 31, 2014	$1,163
Estimated remaining in 2014	3,207
Estimated—2015	2,791
Estimated—2016	2,180
Estimated—2017	1,764
Estimated—2018	1,544
The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis while the customer list intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a ten-year period on a straight-line basis.
Total amortization expense associated with finite-lived intangibles totaled approximately $1.2 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

(9) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance:
Non-interest bearing	$2,773,922	$2,721,771	$2,243,440
NOW	1,983,251	1,953,882	2,043,227
Wealth management deposits	1,289,134	1,013,850	868,119
Money market	3,454,271	3,359,999	2,879,636
Savings	1,443,943	1,392,575	1,258,682
Time certificates of deposit	4,184,524	4,226,712	4,669,653
Total deposits	$15,129,045	$14,668,789	$13,962,757
Mix:
Non-interest bearing	18%	19%	16%
NOW	13	13	15
Wealth management deposits	8	7	6
Money market	23	23	21
Savings	10	9	9
Time certificates of deposit	28	29	33
Total deposits	100%	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.
(10) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Notes payable	$182	$364	$31,911
Federal Home Loan Bank advances	387,672	417,762	414,032
Other borrowings:
Securities sold under repurchase agreements	211,692	235,347	224,297
Other	19,212	19,393	31,947
Total other borrowings	230,904	254,740	256,244
Subordinated notes	—	—	15,000
Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$618,758	$672,866	$717,187
At March 31, 2014, the Company had notes payable of $182,000, which represents an unsecured promissory note to a Great Lakes Advisor shareholder ("Unsecured Promissory Note") assumed by the Company as a result of the respective acquisition. Under the Unsecured Promissory Note, the Company will make quarterly principal payments and pay interest at a rate of the federal funds rate plus 100 basis points until its maturity on September 30, 2014. As of March 31, 2014, the interest rate was 1.25%. At December 31, 2013 and March 31, 2013, this Unsecured Promissory Note had an outstanding balance of $364,000 and $911,000, respectively.
The Company previously had a $101.0 million loan agreement ("Agreement") with unaffiliated banks. The Agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. The Agreement was amended in 2013, effectively extending the maturity date on the revolving credit facility from October 25, 2013 to November 6, 2014. Additionally, the Company repaid and terminated its $1.0 million term loan at that time. At March 31, 2014, no amount was outstanding on the $100.0 million revolving credit facility. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 350 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 250 basis points (the “Eurodollar Rate”) and (2) 350 basis points. A commitment fee is payable quarterly equal to 0.375% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.
Borrowings under the Agreement are secured by the stock of some of the banks and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2014, the Company was in compliance with all such covenants. The revolving credit facility is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real-estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At March 31, 2014, December 31, 2013 and March 31, 2013, securities sold under repurchase agreements represent $31.7 million, $55.3 million and $44.3 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks, and $180.0 million of short-term borrowings from brokers. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of March 31, 2014, the Company had pledged securities related to its customer balances in sweep accounts and short-term borrowings from brokers of $122.1 million and $192.1 million, respectively, which exceed the outstanding borrowings resulting in no net credit exposure. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at March 31, 2014 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company. At March 31, 2014, the Fixed-rate Promissory Note had an outstanding balance of $19.2 million. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.

Junior subordinated amortizing notes issued by the Company in connection with the issuance of the TEU's in December 2010 were paid off in 2013. At issuance, the junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes had a stated interest rate of 9.5% and required quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs were being amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes was December 15, 2013. See Note 16 – Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs.
At March 31, 2014 and December 31, 2013, the Company had no outstanding subordinated notes. At March 31, 2013, the Company had an obligation for one note issued in October 2005 with a remaining balance of $15.0 million and a maturity in May 2015. In November 2013, this note was paid-off prior to maturity with a remaining balance of $10.0 million. Interest on each note was calculated at a rate equal to three-month LIBOR plus 130 basis points.
(11) Junior Subordinated Debentures
As of March 31, 2014, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2014. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2014	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.49%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.03%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.83%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.18%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.68%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	L+1.63	1.86%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.24%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.24%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.23%	05/2004	05/2034	05/2009
Total			$249,493		2.42%
The junior subordinated debentures totaled $249.5 million at March 31, 2014, December 31, 2013 and March 31, 2013.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2014, the weighted average contractual interest rate on the junior subordinated debentures was 2.42%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. Two of these interest rate caps, which were purchased in 2013 with an aggregate notional amount of $90 million, replaced two interest rate swaps that matured in September 2013. The hedge-adjusted rate on the junior subordinated debentures as of March 31, 2014, was 3.17%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At March 31, 2014, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

(12) Segment Information
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

As of December 31, 2013, management made changes in its approach to measure segment profitability. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans originated by the specialty finance segment and sold to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 9 — Deposits, for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to as those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2013 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.
The following is a summary of certain operating information for reportable segments:

	Three months ended March 31,		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	2014	2013
Net interest income:
Community Banking	$116,755	$106,230	$10,525	10%
Specialty Finance	19,212	17,482	1,730	10
Wealth Management	4,099	3,447	652	19
Total Operating Segments	140,066	127,159	12,907	10
Intersegment Eliminations	3,940	3,554	386	11
Consolidated net interest income	$144,006	$130,713	$13,293	10%
Non-interest income:
Community Banking	$27,319	$40,601	$(13,282)	(33)%
Specialty Finance	7,881	7,305	576	8
Wealth Management	16,941	15,442	1,499	10
Total Operating Segments	52,141	63,348	(11,207)	(18)
Intersegment Eliminations	(6,612)	(5,969)	(643)	(11)
Consolidated non-interest income	$45,529	$57,379	$(11,850)	(21)%
Net revenue:
Community Banking	$144,074	$146,831	$(2,757)	(2)%
Specialty Finance	27,093	24,787	2,306	9
Wealth Management	21,040	18,889	2,151	11
Total Operating Segments	192,207	190,507	1,700	1
Intersegment Eliminations	(2,672)	(2,415)	(257)	(11)
Consolidated net revenue	$189,535	$188,092	$1,443	1%
Segment profit:
Community Banking	$22,581	$20,979	$1,602	8%
Specialty Finance	8,982	8,629	353	4
Wealth Management	2,937	2,444	493	20
Consolidated net income	$34,500	$32,052	$2,448	8%
Segment assets:
Community Banking	$15,160,507	$14,295,418	$865,089	6%
Specialty Finance	2,532,362	2,291,140	241,222	11
Wealth Management	528,294	487,689	40,605	8
Consolidated total assets	$18,221,163	$17,074,247	$1,146,916	7%

(13) Derivative Financial Instruments
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
The Company has purchased interest rate cap derivatives to hedge or manage its own risk exposures. Certain interest rate cap derivatives have been designated as cash flow hedge derivatives of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures and certain deposits. Other cap derivatives are not designated for hedge accounting but are economic hedges of the Company's overall portfolio, therefore any mark to market changes in the value of these caps are recognized in earnings.
Below is a summary of the interest rate cap derivatives held by the Company as of March 31, 2014:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	March 31, 2014
September 30, 2011	September 30, 2014	$20,000	Cash Flow Hedging	$—
September 30, 2011	September 30, 2014	40,000	Cash Flow Hedging	—
May 3, 2012	May 3, 2015	77,000	Non-Hedge Designated	—
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	391
June 1, 2012	April 1, 2015	96,530	Non-Hedge Designated	—
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	801
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	246
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	190
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	1,023
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	482
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	866
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	721
		$1,030,030		$4,720
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
The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2014, December 31, 2013 and March 31, 2013:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$2,578	$1,776	$1	$2,892	$3,160	$6,556
Interest rate derivatives designated as Fair Value Hedges	90	107	93	1	1	—
Total derivatives designated as hedging instruments under ASC 815	$2,668	$1,883	$94	$2,893	$3,161	$6,556
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$34,571	$36,073	$46,559	$32,097	$31,646	$43,706
Interest rate lock commitments	13,658	7,500	5,551	115	147	1,315
Forward commitments to sell mortgage loans	625	2,761	213	2,688	2,310	3,015
Foreign exchange contracts	7	4	19	4	—	153
Total derivatives not designated as hedging instruments under ASC 815	$48,861	$46,338	$52,342	$34,904	$34,103	$48,189
Total derivatives	$51,529	$48,221	$52,436	$37,797	$37,264	$54,745
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
During the first quarter of 2014, the Company designated two existing interest rate cap derivatives as cash flow hedges of variable rate deposits. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of March 31, 2014, the Company had two interest rate swaps and four interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three months ended March 31, 2014 or March 31, 2013. The Company uses the hypothetical derivative method to assess and measure effectiveness.

The table below provides details on each of these cash flow hedges as of March 31, 2014:

	March 31, 2014
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2016	50,000	(1,906)
October 2016	25,000	(986)
Total Interest Rate Swaps	75,000	(2,892)
Interest Rate Caps:
September 2014	20,000	—
September 2014	40,000	—
August 2016	43,500	190
August 2016	216,500	801
September 2017	50,000	866
September 2017	40,000	721
Total Interest Rate Caps	410,000	2,578
Total Cash Flow Hedges	$485,000	$(314)
A rollforward of the amounts in accumulated other comprehensive income related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Unrealized loss at beginning of period	$(3,971)	$(8,673)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	493	1,539
Amount of loss recognized in other comprehensive income	(591)	(65)
Unrealized loss at end of period	$(4,069)	$(7,199)
As of March 31, 2014, the Company estimates that during the next twelve months, $1.9 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2014, the Company has three interest rate swaps with an aggregate notional amount of $5.8 million that were designated as fair value hedges associated with fixed rate commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized net losses of $2,000 and $1,000 in other income related to hedge ineffectiveness for the three months ended March 31, 2014 and 2013, respectively. The Company also recognized net decreases in interest income of $10,000 and $2,000 for the respective three month periods ended March 31, 2014 and 2013 related to net settlements on the derivatives.
On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, in the three month period ended March 31, 2014 the Company recorded amortization of the basis in the previously hedged item as a reduction to interest income of $43,000.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of March 31, 2014 and 2013:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended March 31,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Three Months Ended March 31,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended March 31,
		2014	2013	2014	2013	2014	2013
Interest rate products	Other income	$(17)	$(11)	$15	$10	$(2)	$(1)
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2014, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $2.9 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2014 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2014, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $445.0 million and interest rate lock commitments with an aggregate notional amount of approximately $306.6 million. Additionally, the Company’s total mortgage loans held-for-sale at March 31, 2014 was $215.2 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of March 31, 2014 the Company held foreign currency derivatives with an aggregate notional amount of approximately $1.8 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily as an economic hedge to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2014, December 31, 2013 or March 31, 2013.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/

or securities. As of March 31, 2014, the Company held six interest rate cap derivative contracts, which are not designated in hedge relationships, with an aggregate notional value of $620.0 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

		Three Months Ended
(Dollars in thousands)		March 31,
Derivative	Location in income statement	2014	2013
Interest rate swaps and caps	Other income	$(677)	$(297)
Mortgage banking derivatives	Mortgage banking revenue	3,677	(670)
Covered call options	Fees from covered call options	1,542	1,639
Foreign exchange contracts	Other income	(1)	(146)
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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2014 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $26.2 million. If the Company had breached any of these provisions at March 31, 2014 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013
Gross Amounts Recognized	$37,239	$37,956	$46,653	$34,990	$34,807	$50,262
Less: Amounts offset in the Statements of Financial Condition	$—	$—	$—	$—	$—	$—
Net amount presented in the Statements of Financial Condition	$37,239	$37,956	$46,653	$34,990	$34,807	$50,262
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(7,359)	(8,826)	(1,523)	(7,359)	(8,826)	(1,523)
Securities Collateral Posted (1)	—	—	—	(27,631)	(25,981)	(43,361)
Cash Collateral Posted	—	—	—	—	—	(2,445)
Net Credit Exposure	$29,880	$29,130	$45,130	$—	$—	$2,933

(1) As of March 31, 2014 and December 31, 2013, the Company posted securities collateral of $37.1 million and $34.6 million, respectively, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.
(14) Fair Values of Assets and Liabilities
The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:

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
At March 31, 2014, the Company classified $39.8 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the first quarter of 2014, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2014 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At March 31, 2014, the Company held $23.4 million of other equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At March 31, 2014, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.44%-2.33% with an average of 1.93% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—Mortgage loans originated by Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. ("Barrington Bank"), are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At March 31, 2014, the Company classified $8.7 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at March 31, 2014 was 9.66% with discount rates applied ranging from 9.5%-13.0%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 10%-15% or a weighted average prepayment speed of 11.95% used as an input to value the pool of mortgage servicing rights at March 31, 2014. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
Derivative instruments—The Company’s derivative instruments include interest rate swaps and caps, commitments to fund mortgages for sale into the secondary market (interest rate locks), forward commitments to end investors for the sale of mortgage loans and foreign currency contracts. Interest rate swaps and caps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are corroborated by comparison with valuations provided by the respective counterparties. The fair value for mortgage derivatives is based on changes in mortgage rates from the date of the commitments. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date. The Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$340,178	$—	$340,178	$—
U.S. Government agencies	828,275	—	828,275	—
Municipal	175,300	—	135,528	39,772
Corporate notes	135,067	—	135,067	—
Mortgage-backed	417,303	—	417,303	—
Equity securities	53,574	—	30,136	23,438
Trading account securities	1,068	—	1,068	—
Mortgage loans held-for-sale	215,231	—	215,231	—
Mortgage servicing rights	8,719	—	—	8,719
Nonqualified deferred compensations assets	7,783	—	7,783	—
Derivative assets	51,529	—	51,529	—
Total	$2,234,027	$—	$2,162,098	$71,929
Derivative liabilities	$37,797	$—	$37,797	$—

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$336,095	$—	$336,095	$—
U.S. Government agencies	895,688	—	895,688	—
Municipal	152,716	—	116,330	36,386
Corporate notes	135,038	—	135,038	—
Mortgage-backed	605,225	—	605,225	—
Equity securities	51,528	—	29,365	22,163
Trading account securities	497	—	497	—
Mortgage loans held-for-sale	332,485	—	332,485	—
Mortgage servicing rights	8,946	—	—	8,946
Nonqualified deferred compensations assets	7,222	—	7,222	—
Derivative assets	48,221	—	48,221	—
Total	$2,573,661	$—	$2,506,166	$67,495
Derivative liabilities	$37,264	$—	$37,264	$—

	March 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$217,645	$—	$217,645	$—
U.S. Government agencies	973,715	—	973,715	—
Municipal	110,259	—	77,935	32,324
Corporate notes	148,873	—	148,873	—
Mortgage-backed	368,282	—	368,282	—
Equity securities	52,057	—	27,587	24,470
Trading account securities	1,036	—	1,036	—
Mortgage loans held-for-sale	370,570	—	370,570	—
Mortgage servicing rights	7,344	—	—	7,344
Nonqualified deferred compensations assets	6,545	—	6,545	—
Derivative assets	52,436	—	52,436	—
Total	$2,308,762	$—	$2,244,624	$64,138
Derivative liabilities	$54,745	$—	$54,745	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2014, December 31, 2013 and March 31, 2013 for mortgage loans held-for-sale measured at fair value under ASC 825 was $199.3 million, $314.9 million and $366.8 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $215.2 million, $332.5 million and $370.6 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of March 31, 2014, December 31, 2013 and March 31, 2013.
The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2014	$36,386	$22,163	$8,946
Total net gains (losses) included in:
Net loss (1)	—	—	(227)
Other comprehensive income	147	1,275	—
Purchases	3,360	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(121)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at March 31, 2014	$39,772	$23,438	$8,719

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2013	$30,770	$22,169	$6,750
Total net gains (losses) included in:
Net income (1)	—	—	594
Other comprehensive (loss) income	(12)	2,301	—
Purchases	1,687	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(121)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at March 31, 2013	$32,324	$24,470	$7,344

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2014.

	March 31, 2014				Three Months Ended March 31, 2014 Fair Value Losses Recognized
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$68,355	$—	$—	$68,355	$7,564
Other real estate owned, including covered other real estate owned (1)	129,279	—	—	129,279	6,172
Total	$197,634	$—	$—	$197,634	$13,736

(1)	Fair value losses recognized on other real estate owned include valuation adjustments and charge-offs during the respective period.

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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At March 31, 2014, the Company had $143.0 million of impaired loans classified as Level 3. Of the $143.0 million of impaired loans, $68.4 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $74.6 million were valued based on discounted cash flows in accordance with ASC 310.
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
The Company’s Managed Assets and Purchased Assets Divisions are primarily responsible for the valuation of Level 3 measurements for non-covered other real estate owned and covered other real estate owned, respectively. At March 31, 2014, the Company had $129.3 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The impairment adjustments applied to other real estate owned range from 0%-84% of the carrying value prior to impairment adjustments at March 31, 2014, with a weighted average input of 4.65%. An increased impairment adjustment applied to the carrying value results in a decreased valuation.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2014 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$39,772	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Other Equity Securities	23,438	Discounted cash flows	Discount rate	1.44%-2.33%	1.93%	Decrease
Mortgage Servicing Rights	8,719	Discounted cash flows	Discount rate	9.5%-13%	9.66%	Decrease
			Constant prepayment rate (CPR)	10%-15%	11.95%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$68,355	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned, including covered other real estate owned	129,279	Appraisal value	Property specific impairment adjustment	0%-84%	4.65%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2014		At December 31, 2013		At March 31, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$342,738	$342,738	$263,864	$263,864	$213,201	$213,201
Interest bearing deposits with banks	540,964	540,964	495,574	495,574	685,302	685,302
Available-for-sale securities	1,949,697	1,949,697	2,176,290	2,176,290	1,870,831	1,870,831
Trading account securities	1,068	1,068	497	497	1,036	1,036
Brokerage customer receivables	26,884	26,884	30,953	30,953	25,614	25,614
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	78,524	78,524	79,261	79,261	76,601	76,601
Mortgage loans held-for-sale, at fair value	215,231	215,231	332,485	332,485	370,570	370,570
Mortgage loans held-for-sale, at lower of cost or market	—	—	1,842	1,857	10,352	10,458
Total loans	13,445,638	14,078,788	13,243,033	13,867,255	12,418,973	13,125,643
Mortgage servicing rights	8,719	8,719	8,946	8,946	7,344	7,344
Nonqualified deferred compensation assets	7,783	7,783	7,222	7,222	6,545	6,545
Derivative assets	51,529	51,529	48,221	48,221	52,436	52,436
FDIC indemnification asset	60,298	60,298	85,672	85,672	170,696	170,696
Accrued interest receivable and other	169,580	169,580	163,732	163,732	156,825	156,825
Total financial assets	$16,898,653	$17,531,803	$16,937,592	$17,561,829	$16,066,326	$16,773,102
Financial Liabilities
Non-maturity deposits	$10,944,521	$10,944,521	$10,442,077	$10,442,077	$9,293,104	$9,293,104
Deposits with stated maturities	4,184,524	4,197,918	4,226,712	4,242,172	4,669,653	4,701,049
Notes payable	182	182	364	364	31,911	31,911
Federal Home Loan Bank advances	387,672	393,145	417,762	422,750	414,032	425,103
Subordinated notes	—	—	—	—	15,000	15,000
Other borrowings	230,904	230,904	254,740	254,740	256,244	256,244
Junior subordinated debentures	249,493	250,578	249,493	250,672	249,493	250,470
Derivative liabilities	37,797	37,797	37,264	37,264	54,745	54,745
Accrued interest payable	7,218	7,218	8,556	8,556	11,520	11,520
Total financial liabilities	$16,042,311	$16,062,263	$15,636,968	$15,658,595	$14,995,702	$15,039,146

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
(15) Stock-Based Compensation Plans

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company's shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company's shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of March 31, 2014, assuming all performance-based shares will be issued at the maximum levels, 361,834 shares were available for future grants.

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

Beginning in 2011, the Company has awarded annual grants under The Long-Term Incentive Program (“LTIP”), which is administered under the 2007 Plan. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time vested nonqualified stock options and performance-based stock and cash awards. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period with overlapping performance periods starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 200% of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to shares of common stock at no cost.

Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life has been based on historical exercise and termination behavior as well as the term of the option, but the expected life of the options granted pursuant to the LTIP awards has been based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
The following table presents the weighted average assumptions used to determine the fair value of options granted in the three month periods ending March 31, 2014 and 2013.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
Expected dividend yield	0.4%	0.5%
Expected volatility	30.8%	59.7%
Risk-free rate	0.7%	0.7%
Expected option life (in years)	4.5	4.5
Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical forfeiture experience. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of projected performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $3.8 million in the first quarter of 2014 and $2.3 million in the first quarter of 2013. The first quarter of 2014 includes a $2.1 million charge for a modification to the performance measurement criteria related to the 2011 LTIP performance-based stock grants that were vested and paid out in the first quarter of 2014. The cost of the modification was determined based on the stock price on the date of re-measurement and paid to the holders of the performance-based stock awards in cash. Similarly, in the first quarter of 2014, a modification was made to the performance measurement criteria related to the performance-based cash awards granted under the LTIP in 2011. These awards vested and were paid out in the first quarter of 2014 and the Company recognized an additional charge of $3.0 million related to the modification.
A summary of the Plans' stock option activity for the three months ended March 31, 2014 and March 31, 2013 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2014	1,524,672	$42.00
Granted	358,440	46.86
Exercised	(77,311)	34.79
Forfeited or canceled	(18,898)	45.56
Outstanding at March 31, 2014	1,786,903	$43.25	3.7	$12,834
Exercisable at March 31, 2014	1,166,309	$43.96	2.4	$8,655

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2013	1,745,427	$42.31
Granted	219,695	37.85
Exercised	(8,336)	24.98
Forfeited or canceled	(6,330)	41.49
Outstanding at March 31, 2013	1,950,456	$41.89	3.3	$3,975
Exercisable at March 31, 2013	1,437,240	$44.64	2.3	$2,318

(1)	Represents the remaining weighted average contractual life in years.

(2)
Aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company's stock price on the last trading day of the quarter and the option exercise price, multiplied by the number of shares) that would have been received by the option holders if they had exercised their options on the last day of the quarter. Options with exercise prices above the stock price on the last trading day of the quarter are excluded from the calculation of intrinsic value. The intrinsic value will change based on the fair market value of the Company's stock.

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2014 and March 31, 2013 was $11.96 and $17.59, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 and 2013, was $911,000 and $102,000, respectively.
A summary of the Plans' restricted share activity for the three months ended March 31, 2014 and March 31, 2013 is presented below:

	Three months ended March 31, 2014		Three months ended March 31, 2013
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	181,522	$43.39	314,226	$37.99
Granted	2,775	46.86	—	—
Vested and issued	(24,900)	33.81	(109,725)	31.67
Forfeited	(451)	44.29	(674)	32.10
Outstanding at March 31	158,946	$44.95	203,827	$41.40
Vested, but not issuable at March 31	85,000	$51.88	85,000	$51.88

A summary of the 2007 Plan's performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2014 and March 31, 2013 is presented below:

	Three months ended March 31, 2014		Three months ended March 31, 2013
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	307,512	$34.01	214,565	$32.08
Granted	91,501	46.86	102,160	37.84
Vested and issued	(15,944)	33.25	—	—
Forfeited	(81,551)	33.38	(2,359)	33.02
Outstanding at March 31	301,518	$38.12	314,366	$33.95

Based on the achievement of the pre-established performance goals over a three-year period, the actual performance-based award payouts can be adjusted downward to 0% or upward to a maximum of 200% of the target award. The awards vest in the quarter after the end of the performance period. In the first quarter of 2014, the 2011 grants vested and were paid.
The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

(16) Shareholders’ Equity and Earnings Per Share
Tangible Equity Units
In December 2010, the Company sold 4.6 million 7.50% TEUs at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit was composed of a prepaid common stock purchase contract and a junior subordinated amortizing note due December 15, 2013. The prepaid stock purchase contracts were recorded as surplus (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes were recorded as debt within other borrowings. Issuance costs associated with the debt component were recorded as a discount within other borrowings and were amortized over the term of the instrument to December 15, 2013 at which time they were paid in full. The Company allocated the proceeds from the issuance of the TEU to equity and debt based on the relative fair values of the respective components of each unit.
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
The fair value of the equity component was determined using Black-Scholes valuation models applied to the range of stock prices contemplated by the terms of the TEU and used the following assumptions: (1) risk-free interest rate of 0.95%; (2) expected stock price volatility in the range of 35%-45%; (3) dividend yield plus stock borrow cost of 0.85%; and (4) term of 3.02 years.
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

Series C Preferred Stock
In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock. In the fourth quarter of 2013, 23 shares of the Series C Preferred Stock were converted at the option of the respective holders into 558 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.
Common Stock Warrant
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to purchase 1,643,295 shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. At March 31, 2014, the warrant to purchase 1,643,295 shares remains outstanding.
The Company previously issued other warrants to acquire common stock. These warrants entitled the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Of the 19,000 warrants previously outstanding, 18,000 were exercised in March 2012 and 1,000 were exercised in February 2013. As a result, none of these warrants were outstanding at March 31, 2014.
Other
In May 2013, the Company issued 648,286 shares of its common stock in the acquisition of FLB.
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

	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(53,665)	$(2,462)	$(6,909)	$(63,036)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	13,722	(356)	(7,400)	5,966
Amount reclassified from accumulated other comprehensive income (loss), net of tax	20	297	—	317
Net other comprehensive income (loss) during the period, net of tax	$13,742	$(59)	$(7,400)	$6,283
Balance at March 31, 2014	$(39,923)	$(2,521)	$(14,309)	$(56,753)

Balance at January 1, 2013	$6,710	$(5,292)	$6,293	$7,711
Other comprehensive income (loss) during the period, net of tax, before reclassifications	(4,649)	(39)	(4,866)	(9,554)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(151)	927	—	776
Net other comprehensive income (loss) during the period, net of tax	$(4,800)	$888	$(4,866)	$(8,778)
Balance at March 31, 2013	$1,910	$(4,404)	$1,427	$(1,067)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of	Three Months Ended March 31,		Impacted Line on the
Accumulated Other Comprehensive Income	2014	2013	Consolidated Statements of Income
Accumulated unrealized losses on securities
Gains included in net income	$(33)	$251	(Losses) gains on available-for-sale securities, net
	(33)	251	Income before taxes
Tax effect	$13	$(100)	Income tax expense
Net of tax	$(20)	$151	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$493	$1,539	Interest on junior subordinated debentures
	(493)	(1,539)	Loss before taxes
Tax effect	$196	$612	Income tax benefit
Net of tax	$(297)	$(927)	Net loss
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended March 31,
(In thousands, except per share data)		2014	2013
Net income		$34,500	$32,052
Less: Preferred stock dividends and discount accretion		1,581	2,616
Net income applicable to common shares—Basic	(A)	32,919	29,436
Add: Dividends on convertible preferred stock, if dilutive		1,581	2,581
Net income applicable to common shares—Diluted	(B)	34,500	32,017
Weighted average common shares outstanding	(C)	46,195	36,976
Effect of dilutive potential common shares
Common stock equivalents		1,434	7,443
Convertible preferred stock, if dilutive		3,075	5,020
Total dilutive potential common shares		4,509	12,463
Weighted average common shares and effect of dilutive potential common shares	(D)	50,704	49,439
Net income per common share:
Basic	(A/C)	$0.71	$0.80
Diluted	(B/D)	$0.68	$0.65
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

(17) Subsequent Events
On April 28, 2014, the Company announced the acquisition, through its wholly-owned subsidiary, First Insurance Funding of Canada, Inc., of 100% of the shares of each of Policy Billing Services Inc. and Equity Premium Finance Inc., two affiliated Canadian insurance premium funding and payment services companies.
On April 8, 2014, the Company announced the signing of a definitive agreement to acquire, through its wholly-owned subsidiary Town Bank, certain branch offices and deposits of Talmer Bank & Trust. Through this transaction, subject to final adjustments, Town Bank will acquire 11 branch offices and deposits of approximately $360 million.
On April 7, 2014, the Company announced the signing of a definitive agreement to acquire, through its wholly-owned subsidiary Town Bank, the Pewaukee, Wisconsin branch of THE National Bank. Through this transaction, subject to final adjustments, Town Bank will acquire approximately $40 million of deposits, approximately $90 million of performing loans, the bank facility, property and various other assets.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of March 31, 2014 compared with December 31, 2013 and March 31, 2013, and the results of operations for the three month periods ended March 31, 2014 and 2013, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2013 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
First Quarter Highlights
The Company recorded net income of $34.5 million for the first quarter of 2014 compared to $32.1 million in the first quarter of 2013. The results for the first quarter of 2014 demonstrate continued operating strengths as net income increased, net interest margin increased, credit quality measures improved, loans outstanding increased and our deposit funding base mix continued its beneficial shift toward an aggregate lower cost of funds. In the first quarter of 2014, the Company acquired a bank branch and opened two bank facilities. The Company also recently announced the acquisition of bank branches in Illinois and Wisconsin. For more information, see “Overview—Recent Acquisition Transactions” and "Overview—Announced Acquisitions."
The Company increased its loan portfolio, excluding covered loans and mortgage loans held for sale, from $11.9 billion at March 31, 2013 and $12.9 billion at December 31, 2013 to $13.1 billion at March 31, 2014. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative and growth in the commercial insurance premium finance receivables portfolio. The Company is focused on making new loans, including in the commercial and commercial real-estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the first quarter of 2014, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company continues to benefit from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2014, the Company had approximately $883.7 million in overnight liquid funds and interest-bearing deposits with banks.
The Company recorded net interest income of $144.0 million in the first quarter of 2014 compared to $130.7 million in the first quarter of 2013. The higher level of net interest income recorded in the first quarter of 2014 compared to the first quarter of 2013 resulted primarily from a $669.3 million increase in the balance of total average earning assets, a 7 basis point improvement in the yield on earnings assets and a 14 basis point decline in the rate paid on average interest bearing liabilities as a result of the positive re-pricing of retail interest-bearing deposits along with a more favorable funding mix. These improvements were partially offset by a $165.0 million increase in interest bearing liabilities. Combined, the increase in interest income of $9.0 million and the reduction of interest expense of $4.3 million created an increase in total net interest income of $13.3 million in the first quarter of 2014 compared to the first quarter of 2013.
Non-interest income totaled $45.5 million in the first quarter of 2014 a decrease of $11.9 million, or 21%, compared to the first quarter of 2013. The decrease in the first quarter of 2014 compared to the first quarter of 2013 was primarily attributable to a decrease in mortgage banking revenues and fewer interest rate swap fees, partially offset by higher wealth management revenues. Mortgage banking revenue decreased $13.7 million when compared to the first quarter of 2013. The decrease in mortgage banking revenue in the current quarter as compared to the first quarter of 2013 resulted primarily from decreased originations due to a general downturn in the mortgage banking business and a more favorable refinance market in the first quarter of 2013. Loans sold to the secondary market were $527.3 million in the first quarter of 2014 compared to $974.4 million in the first quarter of 2013 (see “-Non-Interest Income” for further detail).

Non-interest expense totaled $131.3 million in the first quarter of 2014, increasing $11.2 million, or 9%, compared to the first quarter of 2013. The increase compared to the first quarter of 2013 was primarily attributable to higher OREO costs along with increases to salary, occupancy and equipment expenses (see “-Non-Interest Expense” for further detail).
The Current Economic Environment
The economic environment in the first quarter of 2014 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. While management believes interest rates will rebound over time, the Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.
Net Interest Income
The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing. Non-interest bearing deposits as a percentage of total deposits was 18% as of March 31, 2014 as compared to 16% as of March 31, 2013. In the current quarter, the Company was able to increase its net interest margin primarily due to higher yields on investment securities and reduced rates on interest-bearing deposits. As a result of the growth in earnings assets, improvement in funding mix and increased net interest margin, the Company increased net interest income by $13.3 million in the first quarter of 2014 compared to the first quarter of 2013.
The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the security positions and receive fee income to compensate for net interest margin compression. In the first quarter of 2014, the Company recognized $1.5 million in fees on covered call options. In accordance with accounting guidance, these fees are not recorded as a component of net interest income, however the fee contribution is considered by the Company to be an additional return on the investment portfolio.
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
Non-Interest Income
In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of March 31, 2014, the Company held six interest rate cap derivatives with a total notional value of $620.0 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In the first quarter of 2014, volatility in interest rates resulted in decreased cap valuations as compared to the prior quarter. The Company recognized $334,000 in trading losses in the first quarter of 2014 related to the mark to market of these interest rate caps. For more information, see Note 13 "Derivatives" of the Financial Statements presented under Item 1 of this report.
The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $16.4 million in the first quarter of 2014 and $30.1 million in the first quarter of 2013, representing 9% and 16%, respectively, of each quarter's total net revenue. The Company's mortgage banking business was negatively impacted in the current quarter by a general downturn in the mortgage banking industry coupled with a prolonged winter season across the nation. Mortgage banking revenue is comprised of gains on originations for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. In the first quarter of 2014, approximately 68% of originations were mortgages associated with new home purchases while 32% of originations were related to refinancing of mortgages. As the housing market improves and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.
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
Credit Quality
The Company’s credit quality metrics improved in the first quarter of 2014 compared to December 31, 2013 and March 31, 2013. The Company continues to address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.
In particular:

•
The Company’s provision for credit losses, excluding covered loans, in the first quarter of 2014 totaled $3.3 million, a decrease of $12.1 million when compared to the first quarter of 2013. Net charge-offs decreased to $7.8 million in the first quarter of 2014 (of which $4.3 million related to commercial real-estate loans) compared to $11.9 million for the same period in 2013 (of which $4.2 million and $2.9 million related to commercial and commercial real-estate loans, respectively).

•
The Company’s allowance for loan losses, excluding covered loans, totaled $92.3 million at March 31, 2014, reflecting a decrease of $18.1 million, or 16%, when compared to the same period in 2013 and a decrease of $4.6 million, or 5%, when compared to December 31, 2013. At March 31, 2014, approximately $44.6 million, or 48%, of the allowance for loan losses, excluding covered loans, was associated with commercial real-estate loans and another $24.7 million, or 27%, was associated with commercial loans.

•
The Company has significant exposure to commercial real-estate. At March 31, 2014, $4.3 billion, or 32%, of our loan portfolio, excluding covered loans, was commercial real-estate, with approximately 94% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. As of March 31, 2014, the commercial real-estate loan portfolio was comprised of $296.0 million related to land, residential and commercial construction, $651.2 million related to office buildings, $677.4 million related to retail, $625.1 million related to industrial use, $575.8 million related to multi-family and $1.4 billion related to mixed use and other use types. In analyzing the commercial real-estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of changes in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of March 31, 2014, the Company had approximately $33.7 million of non-performing commercial real-estate loans representing approximately 0.8% of the total commercial real-estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $90.1 million (of which $33.7 million, or 37%, was related to commercial real-estate) at March 31, 2014, a decrease of approximately $13.2 million and $38.5 million compared to December 31, 2013 and March 31, 2013, respectively. Non-performing loans decreased due to both a decline in the volume of new non-performing loans as well as the continued reduction in existing non-performing loans through the efforts of our credit workout teams.

•
The Company’s other real estate owned, excluding covered other real estate owned, increased to $54.1 million during the first quarter of 2014, compared to $50.5 million at December 31, 2013 as a result of new properties transferred into OREO in the current period. Other real estate owned, excluding covered other real estate owned, decreased as of March 31, 2014 compared to $56.2 million at March 31, 2013 primarily due to disposals in recent quarters. The $54.1 million of other real estate owned as of March 31, 2014 was comprised of $3.5 million of residential real-estate development property, $44.1 million of commercial real-estate property and $6.5 million of residential real-estate property.

During the quarter, Management continued its strategic efforts to resolve problem loans through liquidation rather than retention of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $159.6 million as of March 31, 2014, increasing $18.9 million compared to the balance of $140.7 million as of December 31, 2013 and increasing $6.9 million compared to the balance of $152.7 million as of March 31, 2013. Fluctuations from period to period in loans that are past due 30 days or more and still accruing interest are primarily the result of timing of payments for loans with near term delinquencies (i.e. 30-89 days past-due).
In addition, during the first quarter of 2014, the Company modified $5.2 million of loans in troubled debt restructurings, by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At March 31, 2014, approximately $92.5 million in loans had terms modified in TDRs, with $74.6 million of these TDRs in accruing status.
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. At March 31, 2014, the Company had a $2.6 million estimated liability on loans expected to be repurchased from loans sold to investors compared to a $3.8 million liability and a $3.5 million liability for similar items as of December 31, 2013 and March 31, 2013, respectively. The decrease in the current quarter is primarily the result of lower than expected losses on loans previously sold. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Trends in Our Three Operating Segments During the First Quarter
Community Banking
Net interest income. Net interest income for the community banking segment totaled $116.8 million for the first quarter of 2014 compared to $115.4 million for the fourth quarter of 2013 and $106.2 million for the first quarter of 2013. The increase in net interest income in the first quarter of 2014 compared to the fourth quarter of 2013 is primarily attributable to growth in earning assets and a six basis point increase in the yield on earnings assets, partially offset by two fewer days in the current quarter. The increase in net interest income in the current quarter compared to the first quarter of 2013 is attributable to growth in earnings assets, improvement in funding mix and increased net interest margin.
Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as the Company funded strong loan growth with a more desirable funding blend. Additionally, non-interest bearing deposits have grown as a result of the Company’s commercial banking initiative and fixed term certificates of deposit have been running off and renewing at lower rates.
Level of non-performing loans and other real estate owned. The Company's credit quality measures have improved significantly over the past two quarters. Non-performing loans declined in the current quarter as compared to the fourth quarter of 2013 and the first quarter of 2013. The Company remains committed to the timely resolution of non-performing loans. However, other real estate owned increased in the current quarter as compared to the fourth quarter of 2013 as a result of new properties transfered into OREO in the current period.
Mortgage banking revenue. Mortgage banking revenue decreased $2.9 million when compared to the fourth quarter of 2013 and decreased $13.7 million when compared to the first quarter of 2013. The decrease in the current quarter as compared to the fourth quarter of 2013 and the first quarter of 2013 resulted primarily from lower origination volumes as a result of a general downturn in the mortgage banking business coupled with a prolonged winter season across the nation in the current quarter.
For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Specialty Finance
Financing of Commercial Insurance Premiums. First Insurance Funding Corporation ("FIFC") and First Insurance Funding of Canada, Inc. ("FIFC Canada") originated approximately $1.4 billion of commercial insurance premium finance loans in the first quarter of 2014, up from $1.3 billion of commercial insurance premium finance loan originated in the fourth quarter of 2013 and up from originations of $1.2 billion in the first quarter of 2013.
Financing of Life Insurance Premiums. FIFC originated approximately $113.6 million in life insurance premium finance loans in the first quarter of 2014 compared to $162.9 million in the fourth quarter of 2013, and compared to $85.7 million in the first quarter of 2013. The decrease in originations in the first quarter of 2014 from the fourth quarter of 2013 can be attributed to seasonal shifts in the demand for life insurance financing. The increase in originations in the first quarter of 2014 compared to the first quarter of 2013 was a result of increased contract originations for both new business and renewal business.

For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Wealth Management Activities
The wealth management segment recorded higher non-interest income in the first quarter of 2014 compared to the fourth quarter of 2013 and the first quarter of 2013 mostly attributable to growth in assets under management due to new customers, as well as market appreciation.
For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management Activities” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Recent Acquisition Transactions
Acquisition of a bank facility and certain assets and liabilities of Baytree National Bank &Trust Company
On February 28, 2014, the Company, through its subsidiary Lake Forest Bank and Trust Company ("Lake Forest Bank"), completed an acquisition of a bank branch from Baytree National Bank & Trust Company. In addition to the banking facility, Lake Forest Bank acquired certain assets and approximately $15 million of deposits.
Acquisition of Diamond Bancorp, Inc.
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
Announced Acquisitions
Acquisition of two affiliated Canadian insurance premium funding and payment services companies
On April 28, 2014, the Company announced the acquisition, through its wholly-owned subsidiary, FIFC Canada, of 100% of the shares of each of Policy Billing Services Inc. and Equity Premium Finance Inc., two affiliated Canadian insurance premium funding and payment services companies.
Acquisition of certain bank facilities and deposits of Talmer Bank & Trust
On April 8, 2014, the Company announced the signing of a definitive agreement to acquire, through its wholly-owned subsidiary Town Bank, certain branch offices and deposits of Talmer Bank & Trust. Through this transaction, subject to final adjustments, Town Bank will acquire 11 branch offices and deposits of approximately $360 million.

Acquisition of a bank facility and certain assets and liabilities of THE National Bank
On April 7, 2014, the Company announced the signing of a definitive agreement to acquire, through its wholly-owned subsidiary Town Bank, the Pewaukee, Wisconsin branch of THE National Bank. Through this transaction, subject to final adjustments, Town Bank will acquire approximately $40 million of deposits, approximately $90 million of performing loans, the bank facility, property and various other assets.

Acquisition of a bank facility and certain related deposits of Urban Partnership Bank
On February 12, 2014, the Company signed a definitive agreement to acquire, through its wholly-owned subsidiary Hinsdale Bank, the Stone Park branch office and certain related deposits of Urban Partnership Bank.
Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, Hinsdale Bank and Trust Company completed the sale of the deposits and the current banking operations of Second Federal Savings and Loan Association of Chicago, which were acquired in an FDIC-assisted transaction on July 20, 2012, to an unaffiliated credit union.
Other Completed Transactions
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
Conversion of Preferred Stock
On August 26, 2008, the Company sold 50,000 shares of its Series A Preferred Stock. The terms of the Series A Preferred Stock provided that holders of the Series A Preferred Stock could convert their shares into common stock at any time. On July 19, 2013, pursuant to such terms, the holder of the Company's Series A Preferred Stock elected to convert all 50,000 shares of the Series A Preferred Stock issued and outstanding into 1,944,000 shares of the Company's common stock, no par value, at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. No separate consideration was paid to the Company for the issuance of the shares of the Company’s common stock.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three months ended March 31, 2014, as compared to the same period last year, are shown below:

(Dollars in thousands, except per share data)	Three months ended March 31, 2014	Three months ended March 31, 2013	Percentage (%) or Basis Point (bp)Change
Net income	$34,500	$32,052	8%
Net income per common share—Diluted	0.68	0.65	5
Net revenue (1)	189,535	188,092	1
Net interest income	144,006	130,713	10
Net interest margin (2)	3.61%	3.41%	20 bp
Net overhead ratio (2) (3)	1.93	1.47	46
Efficiency ratio (2) (4)	69.02	63.78	524
Return on average assets	0.78	0.75	3
Return on average common equity	7.43	7.27	16
Return on average tangible common equity	9.71	9.57	14

At end of period
Total assets	$18,221,163	$17,074,247	7%
Total loans, excluding loans held-for-sale, excluding covered loans	13,133,160	11,900,312	10
Total loans, including loans held-for-sale, excluding covered loans	13,348,391	12,281,234	9
Total deposits	15,129,045	13,962,757	8
Total shareholders’ equity	1,940,143	1,825,688	6
Tangible common equity ratio (TCE) (2)	8.0%	7.7%	30 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.7	8.8	(10)
Book value per common share (2)	$39.21	$38.13	3%
Tangible common book value per share (2)	30.74	29.74	3
Market price per common share	48.66	37.04	31
Excluding covered loans:
Allowance for credit losses to total loans (5)	0.71%	1.06%	(35) bp
Non-performing loans to total loans	0.69	1.08	(39)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

Supplemental Financial Measures/Ratios

The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible common equity ratio, tangible common book value per share and return on average tangible common equity. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three months ended March 31,
(Dollars and shares in thousands)	2014	2013
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$161,326	$152,313
Taxable-equivalent adjustment:
—Loans	231	150
—Liquidity management assets	455	343
—Other earning assets	4	1
Interest Income—FTE	$162,016	$152,807
(B) Interest Expense (GAAP)	17,320	21,600
Net interest income—FTE	144,696	131,207
(C) Net Interest Income (GAAP) (A minus B)	$144,006	$130,713
(D) Net interest margin (GAAP)	3.59%	3.40%
Net interest margin—FTE	3.61%	3.41%
(E) Efficiency ratio (GAAP)	69.27%	63.95%
Efficiency ratio—FTE	69.02%	63.78%
(F) Net Overhead ratio (GAAP)	1.93%	1.47%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,940,143	$1,825,688
(G) Less: Preferred stock	(126,477)	(176,441)
Less: Intangible assets	(391,775)	(363,142)
(H) Total tangible common shareholders’ equity	$1,421,891	$1,286,105
Total assets	$18,221,163	$17,074,247
Less: Intangible assets	(391,775)	(363,142)
(I) Total tangible assets	$17,829,388	$16,711,105
Tangible common equity ratio (H/I)	8.0%	7.7%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.7%	8.8%
Calculation of book value per share
Total shareholders’ equity	$1,940,143	$1,825,688
Less: Preferred stock	(126,477)	(176,441)
(J) Total common equity	$1,813,666	$1,649,247
Actual common shares outstanding	46,259	37,014
Add: TEU conversion shares	—	6,238
(K) Common shares used for book value calculation	46,259	43,252
Book value per share (J/K)	$39.21	$38.13
Tangible common book value per share (H/K)	$30.74	$29.74
Calculation of return on average common equity
(L) Net income applicable to common shares	$32,919	$29,436
Add: After-tax intangible asset amortization	712	685
(M) Tangible net income applicable to common shares	33,631	30,121
Total average shareholders' equity	1,923,649	1,818,127
Less: Average preferred stock	(126,477)	(176,422)
(N) Total average common shareholders' equity	1,797,172	1,641,705
Less: Average intangible assets	(392,703)	(365,505)
(O) Total average tangible common shareholders’ equity	1,404,469	1,276,200
Return on average common equity, annualized (L/N)	7.43%	7.27%
Return on average tangible common equity, annualized (M/O)	9.71%	9.57%

Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 51 of the Company’s 2013 Form 10-K.
Net Income
Net income for the quarter ended March 31, 2014 totaled $34.5 million, an increase of $2.4 million, or 8%, compared to the first quarter of 2013. On a per share basis, net income for the first quarter of 2014 totaled $0.68 per diluted common share compared to $0.65 in the first quarter of 2013.
The most significant factors impacting net income for the first quarter of 2014 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets as well as reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base, lower provision for credit losses, and higher wealth management revenues due to an increased customer base and market appreciation. These improvements were partially offset by a reduction in mortgage banking revenue due to lower origination volumes, an increase in salary expense caused by the addition of employees from the various acquisitions and larger staffing as the Company grows, and an increase in OREO expenses as a result of a gain recognized in the prior year quarter on a covered OREO property sale. The return on average common equity for the first quarter 2014 was 7.43%, compared to 7.27% for the prior year first quarter.

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
Quarter Ended March 31, 2014 compared to the Quarter Ended December 31, 2013 and March 31, 2013
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first quarter of 2014 as compared to the fourth quarter of 2013 (sequential quarters) and first quarter of 2013 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013
Liquidity management assets(1)(2)(7)	$2,646,720	$2,613,876	$2,797,310	$14,533	$11,185	$10,363	2.23%	1.70%	1.50%
Other earning assets(2)(3)(7)	28,925	28,746	24,205	222	215	180	3.12	2.95	3.02
Loans, net of unearned income(2)(4)(7)	13,278,122	13,043,666	12,252,558	140,320	142,071	131,740	4.29	4.32	4.36
Covered loans	325,885	388,148	536,284	6,941	7,683	10,524	8.64	7.85	7.96
Total earning assets(7)	$16,279,652	$16,074,436	$15,610,357	$162,016	$161,154	$152,807	4.04%	3.98%	3.97%
Allowance for loan and covered loan losses	(110,304)	(122,060)	(125,221)
Cash and due from banks	223,324	237,138	217,345
Other assets	1,588,271	1,646,485	1,554,362
Total assets	$17,980,943	$17,835,999	$17,256,843

Interest-bearing deposits	$12,121,185	$11,945,314	$11,857,400	$11,923	$12,488	$14,504	0.40%	0.41%	0.50%
Federal Home Loan Bank advances	388,975	389,583	414,092	2,643	2,700	2,764	2.76	2.75	2.71
Notes payable and other borrowings	244,950	251,168	297,151	750	1,145	1,154	1.24	1.81	1.57
Subordinated notes	—	4,022	15,000	—	16	59	—	1.56	1.56
Junior subordinated notes	249,493	249,493	249,493	2,004	1,925	3,119	3.21	3.02	5.00
Total interest-bearing liabilities	$13,004,603	$12,839,580	$12,833,136	$17,320	$18,274	$21,600	0.54%	0.56%	0.68%
Non-interest bearing deposits	2,726,872	2,723,360	2,290,725
Other liabilities	325,819	377,561	314,855
Equity	1,923,649	1,895,498	1,818,127
Total liabilities and shareholders’ equity	$17,980,943	$17,835,999	$17,256,843
Interest rate spread(5)(7)							3.50%	3.42%	3.29%
Net free funds/contribution(6)	$3,275,049	$3,234,856	$2,777,221				0.11%	0.11%	0.12%
Net interest income/ margin(7)				$144,696	$142,880	$131,207	3.61%	3.53%	3.41%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013 were $690,000, $572,000 and $494,000, respectively.

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

The net interest margin in the first quarter of 2014 compared to the fourth quarter of 2013 and first quarter of 2013 increased by eight basis points and 20 basis points, respectively. The increase in the first quarter of 2014 compared to the fourth quarter of 2013 resulted from an increase of six basis points on the total average earning assets and a decrease of two basis points on total average interest-bearing liabilities. The increase in the first quarter of 2014 compared to the first quarter of 2013 resulted from an increase of seven basis points on total average earning assets and a decrease of 14 basis points on total interest bearing liabilities, partially offset by a one basis point decline on the contribution of net free funds.

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended March 31, 2014 and December 31, 2013 and the three months ended March 31, 2014 and March 31, 2013. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2014 Compared to Fourth Quarter of 2013	First Quarter of 2014 Compared to First Quarter of 2013
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$142,880	$131,207
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	1,225	6,091
Change due to interest rate fluctuations (rate)	3,766	7,398
Change due to number of days in each period	(3,175)	—
Tax-equivalent net interest income for the period ended March 31, 2014	$144,696	$144,696

Non-interest Income
For the first quarter of 2014, non-interest income totaled $45.5 million, a decrease of $11.9 million, or 21%, compared to the first quarter of 2013.
The following table presents non-interest income by category for the periods presented:

	Three months ended March 31,		$	%
(Dollars in thousands)	2014	2013	Change	Change
Brokerage	$7,091	$7,267	$(176)	(2)%
Trust and asset management	9,722	7,561	2,161	29
Total wealth management	16,813	14,828	1,985	13
Mortgage banking	16,428	30,145	(13,717)	(46)
Service charges on deposit accounts	5,346	4,793	553	12
(Losses) gains on available-for-sale securities, net	(33)	251	(284)	(113)
Fees from covered call options	1,542	1,639	(97)	(6)
Trading losses, net	(652)	(435)	(217)	(50)
Other:
Interest rate swap fees	951	2,270	(1,319)	(58)
Bank Owned Life Insurance	712	846	(134)	(16)
Administrative services	859	738	121	16
Miscellaneous	3,563	2,304	1,259	55
Total Other	6,085	6,158	(73)	(1)
Total Non-Interest Income	$45,529	$57,379	$(11,850)	(21)%
The significant changes in non-interest income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are discussed below.

Wealth management revenue totaled $16.8 million in the first quarter of 2014 compared to $14.8 million in the first quarter of 2013, an increase of 13%. The increase during the current period compared to the prior year period is mostly attributable to growth in assets under management due to new customers, as well as market appreciation. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended March 31, 2014, mortgage banking revenue totaled $16.4 million, a decrease of $13.7 million, or 46% when compared to the first quarter of 2013. The decrease in mortgage banking revenue in the first quarter of 2014 as compared to the prior year period resulted primarily from lower origination volumes as a result of a general downturn in the mortgage banking business coupled with a prolonged winter season across the nation in the current quarter. Additionally, originations were higher in the first quarter of 2013 as a result of a more favorable refinance market as compared to the first quarter of 2014. Mortgage loan originations were $527.3 million in the first quarter of 2014 as compared to $974.4 million in the prior year quarter. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real-estate loans for the secondary market.
A summary of the mortgage banking components is shown below:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Mortgage loans originated and sold	$527,272	$974,432
Mortgage loans serviced for others	949,434	1,016,191
Fair value of mortgage servicing rights (MSRs)	8,719	7,344
MSRs as a percentage of loans serviced	0.92%	0.72%

Service charges on deposit accounts totaled $5.3 million in the first quarter of 2014, an increase of $553,000 compared to the quarter ended March 31, 2013. The increase in the current quarter is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative.

Non-interest Expense
Non-interest expense for the first quarter of 2014 totaled $131.3 million and increased approximately $11.2 million, or 9%, compared to the first quarter of 2013.
The following table presents non-interest expense by category for the periods presented:

	Three months ended March 31,		$	%
(Dollars in thousands)	2014	2013	Change	Change
Salaries and employee benefits:
Salaries	$43,736	$41,831	$1,905	5%
Commissions and bonus	21,534	21,276	258	1
Benefits	14,664	14,406	258	2
Total salaries and employee benefits	79,934	77,513	2,421	3
Equipment	7,403	6,184	1,219	20
Occupancy, net	10,993	8,853	2,140	24
Data processing	4,715	4,599	116	3
Advertising and marketing	2,816	2,040	776	38
Professional fees	3,454	3,221	233	7
Amortization of other intangible assets	1,163	1,120	43	4
FDIC insurance	2,951	3,444	(493)	(14)
OREO expense (income), net	3,976	(1,620)	5,596	NM
Other:
Commissions—3rd party brokers	1,657	1,233	424	34
Postage	1,429	1,249	180	14
Stationery and supplies	892	934	(42)	(4)
Miscellaneous	9,932	11,349	(1,417)	(12)
Total other	13,910	14,765	(855)	(6)
Total Non-Interest Expense	$131,315	$120,119	$11,196	9%
NM - Not Meaningful
The significant changes in non-interest expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are discussed below.

Salaries and employee benefits expense increased $2.4 million, or 3%, in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of a $1.9 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows.

Equipment expense totaled $7.4 million for the first quarter of 2014, an increase of $1.2 million compared to the first quarter of 2013. The increase is primarily related to additional equipment depreciation as a result of acquisitions as well as increased software license fees. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software license fees.

Occupancy expense for the first quarter of 2014 was $11.0 million, an increase of $2.1 million, or 24%, compared to the same period in 2013. The increase is primarily the result of elevated snow removal expenses and utility expenses on owned locations including those obtained in the Company's acquisitions as well as increased property taxes. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses increased $116,000 in the first quarter of 2014 totaling $4.7 million compared to $4.6 million recorded in the first quarter of 2013. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to acquired banks.

Professional fees for the first quarter of 2014 were $3.5 million, an increase of $233,000, or 7%, compared to the same period in 2013. The increase compared to the first quarter of 2013 is primarily the result of increased consulting fees during the period. Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments.

OREO expense totaled $4.0 million in the first quarter of 2014 compared to OREO income of $1.6 million recorded in the first quarter of 2013. OREO expense increased primarily due to a $3.4 million gain recognized during the prior year quarter on a covered OREO property sale. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.

Miscellaneous other expenses in the first quarter of 2014 decreased $855,000, or 6%, compared to the quarter ended March 31, 2013. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.
Income Taxes
The Company recorded income tax expense of $21.8 million for the three months ended March 31, 2014, compared to $20.2 million for same period of 2013. The effective tax rates were 38.8% and 38.7% for the first quarters of 2014 and 2013, respectively.
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
The community banking segment’s net interest income for the quarter ended March 31, 2014 totaled $116.8 million as compared to $106.2 million for the same period in 2013, an increase of $10.5 million, or 10%. The increase is primarily attributable to growth in earning assets, including those obtained in acquisitions as well as the ability to gather interest-bearing deposits at more favorable rates. The community banking segment’s non-interest income totaled $27.3 million in the first quarter of 2014, a decrease of $13.3 million, or 33%, when compared to the first quarter of 2013 total of $40.6 million. The decrease in non-interest income in the current quarter was primarily attributable to lower mortgage banking revenues and fees from covered call options. The community banking segment’s after-tax profit for the quarter ended March 31, 2014 totaled $22.6 million, an increase of $1.6 million as compared to after-tax profit in the first quarter of 2013 of $21.0 million.
Net interest income for the specialty finance segment totaled $19.2 million for the quarter ended March 31, 2014, compared to $17.5 million for the same period in 2013, an increase of $1.7 million or 10%. The specialty finance segment’s non-interest income for the three month period ending March 31, 2014 totaled $7.9 million compared to the three month period ending March 31, 2013 total of $7.3 million. The increases in both net interest income and non-interest income in the current quarter are primarily attributable to both higher premium finance receivable originations and increased loan balances in the first quarter of 2014 as compared to the first quarter of 2013. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 60%, 32% and 8%, respectively, of the total revenues of our specialty finance business for the three month period ending March 31, 2014. The after-tax profit of the specialty finance segment for the quarter ended March 31, 2014 totaled $9.0 million as compared to $8.6 million for the quarter ended March 31, 2013.

The wealth management segment reported net interest income of $4.1 million for the first quarter of 2014 compared to $3.4 million in the same quarter of 2013. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $3.9 million for the three month period ended March 31, 2014, compared to $3.4 million in the three month period ended March 31, 2013. This segment recorded non-interest income of $16.9 million for the first quarter of 2014 compared to $15.4 million for the first quarter of 2013. The increase in the first quarter of 2014 as compared to first quarter of 2013 is primarily attributable to growth in assets under management due to new customers, as well as market appreciation. The wealth management segment’s after-tax profit totaled $2.9 million for the first quarter of 2014 compared to after-tax profit of $2.4 million for the first quarter of 2013.

Financial Condition
Total assets were $18.2 billion at March 31, 2014, representing an increase of $1.1 billion, or 7%, when compared to March 31, 2013 and an increase of approximately $123.4 million, or 3% on an annualized basis, when compared to December 31, 2013. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $16.0 billion at March 31, 2014, $15.6 billion at December 31, 2013, and $14.9 billion at March 31, 2013. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$3,307,025	21%	$3,145,292	20%	$2,841,360	18%
Commercial real-estate	4,256,012	26	4,198,126	26	3,916,871	25
Home equity	712,604	4	730,464	5	774,772	5
Residential real-estate (1)	661,253	4	712,798	4	751,473	5
Premium finance receivables	4,167,530	26	4,071,716	25	3,777,563	24
Other loans	173,698	1	185,270	1	190,519	2
Total loans, net of unearned income excluding covered loans (2)	$13,278,122	82%	$13,043,666	81%	$12,252,558	79%
Covered loans	325,885	2	388,148	3	536,284	3
Total average loans (2)	$13,604,007	84%	$13,431,814	84%	$12,788,842	82%
Liquidity management assets (3)	$2,646,720	16%	$2,613,876	16%	2,797,310	18%
Other earning assets (4)	28,925	—	28,746	—	24,205	—
Total average earning assets	$16,279,652	100%	$16,074,436	100%	$15,610,357	100%
Total average assets	$17,980,943		$17,835,999		$17,256,843
Total average earning assets to total average assets		91%		90%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the first quarter of 2014 increased $669.3 million, or 4%, to $16.3 billion, compared to the first quarter of 2013, and increased $205.2 million, or 5% on an annualized basis, compared to the fourth quarter of 2013. Average earning assets comprised 91% of average total assets at March 31, 2014 compared to 90% of average total assets at December 31, 2013 and March 31, 2013.
Average total loans, net of unearned income, totaled $13.6 billion in the first quarter of 2014, increasing $815.2 million, or 6%, from the first quarter of 2013 and $172.2 million, or 5% on an annualized basis, from the fourth quarter of 2013. Average commercial loans totaled $3.3 billion in the first quarter of 2014, and increased $465.7 million, or 16%, over the average balance in the same period of 2013, while average commercial real-estate loans totaled $4.3 billion in the first quarter of 2014, increasing $339.1 million, or 9%, compared to the first quarter of 2013. Combined, these categories comprised 56% and 53% of the average loan portfolio in the first quarters of 2014 and 2013, respectively. The growth realized in these categories for the first quarter of 2014 as compared to the prior year period is primarily attributable to increased business development efforts and various bank acquisitions. Average balances increased compared to the quarter ended December 31, 2013, with average commercial loans increasing by $161.7 million, or 20% annualized, and average commercial real-estate loans increasing by $57.9 million, or 5% annualized.
Home equity loans averaged $712.6 million in the first quarter of 2014, and decreased $62.2 million, or 8%, when compared to the average balance in the same period of 2013 and $17.9 million, or 10% annualized, when compared to quarter ended December 31,

2013. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. Our home equity loan portfolio has performed well in light of the variability in the overall residential real estate market. The number of home equity line of credit commitments originated by us has decreased due to a decline in homeowners' desire to use their remaining equity as collateral.
Residential real-estate loans averaged $661.3 million in the first quarter of 2014, and decreased $90.2 million, or 12% from the average balance of $751.5 million in same period of 2013. Additionally, compared to the quarter ended December 31, 2013, the average balance decreased $51.5 million, or 29% on an annualized basis. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Mortgage loans held-for-sale decreased since the same period of 2013 as a result of lower origination volumes during the current period due to the impact of higher rates on refinancing activity as well as competitive pricing pressure.
Average premium finance receivables totaled $4.2 billion in the first quarter of 2014, and accounted for 31% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising approximately 54% and 46%, respectively, of the average total balance of premium finance receivables for the first quarter of 2014 and 2013. In the first quarter of 2014, average premium finance receivables increased $390.0 million, or 10%, from the average balance of $3.8 billion at the same period of 2013. Additionally, the average balance increased $95.8 million, or 10% on an annualized basis, from the average balance of $4.1 billion in the quarter ended December 31, 2013. The increase during 2014 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.5 billion of premium finance receivables were originated in the first quarter of 2014 compared to $1.3 billion during the same period of 2013.
Other loans represent a wide variety of personal and consumer loans to individuals as well as indirect automobile and consumer loans and high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral. Additionally, short-term accounts receivable financing may also involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral.
Covered loans averaged $325.9 million in the first quarter of 2014, and decreased $210.4 million, or 39%, when compared to the average balance in the same period of 2013 and decreased $62.3 million, or 65% annualized, when compared to quarter ended December 31, 2013. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 16% of total average earning assets in the first quarter of 2014 compared to 16% in the fourth quarter of 2013 and 18% in the first quarter of 2013. Average liquidity management assets decreased $150.6 million in the first quarter of 2014 compared to the same period in 2013, and increased $32.8 million compared to the fourth quarter of 2013. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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

Deposits
Total deposits at March 31, 2014 were $15.1 billion an increase of $1.2 billion, or 8%, compared to total deposits at March 31, 2013. See Note 9 to the Consolidated Financial Statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2014:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2014 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$5,113	$65,185	$158,924	$677,414	$906,636	0.50%
4-6 months	18,241	71,470	—	533,772	623,483	0.62%
7-9 months	80,000	43,148	—	470,978	594,126	0.57%
10-12 months	95,661	31,194	—	412,183	539,038	1.01%
13-18 months	72,302	22,877	—	527,552	622,731	1.05%
19-24 months	2,167	22,515	—	199,832	224,514	1.11%
24+ months	163,712	15,495	—	494,789	673,996	1.18%
Total	$437,196	$271,884	$158,924	$3,316,520	$4,184,524	0.82%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$2,726,872	18%	$2,723,360	19%	$2,290,725	16%
NOW	1,934,403	13	1,915,450	13	2,005,668	14
Wealth management deposits	1,214,576	8	1,025,205	7	966,219	7
Money market	3,396,773	23	3,389,910	23	2,804,256	20
Savings	1,415,653	10	1,350,147	9	1,251,759	9
Time certificates of deposit	4,159,780	28	4,264,602	29	4,829,498	34
Total average deposits	$14,848,057	100%	$14,668,674	100%	$14,148,125	100%
Total average deposits for the first quarter of 2014 were $14.8 billion, an increase of $700.0 million, or 5%, from the first quarter of 2013. The increase in average deposits is primarily attributable to the Company’s acquisition activity in 2013, as well as additional deposits associated with the increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $436.1 million, or 19%, in the first quarter of 2014 compared to the first quarter of 2013.
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

	March 31,		December 31,
(Dollars in thousands)	2014	2013	2013	2012	2011
Total deposits	$15,129,045	$13,962,757	$14,668,789	$14,428,544	$12,307,267
Brokered deposits	800,266	538,128	476,139	787,812	674,013
Brokered deposits as a percentage of total deposits	5.3%	3.9%	3.2%	5.5%	5.5%
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
The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Notes payable	$362	$947	$3,424
Federal Home Loan Bank advances	388,975	389,583	414,092
Other borrowings:
Federal funds purchased	797	359	108
Securities sold under repurchase agreements	224,480	226,925	258,360
Other	19,311	22,937	35,259
Total other borrowings	$244,588	$250,221	$293,727
Subordinated notes	—	4,022	15,000
Junior subordinated debentures	249,493	249,493	249,493
Total other funding sources	$883,418	$894,266	$975,736

Notes payable balances represent the balances on an unsecured promissory note acquired as a result of the Great Lakes Advisors acquisition and a loan agreement with unaffiliated banks. At March 31, 2014, the Company had a $182,000 outstanding balance on the unsecured promissory note resulting from the Great Lakes Advisors acquisition compared to $364,000 outstanding at December 31, 2013 and $911,000 outstanding at March 31, 2013. The loan agreement with unaffiliated banks is a $100.0 million revolving credit facility available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. In the fourth quarter of 2013, the Company amended the terms of the $100.0 million revolving credit facility, and repaid and terminated the related $1.0 million term loan. At March 31, 2014 and December 31, 2013, the Company had no outstanding balance on the loan agreement with unaffiliated banks as compared to $31.0 million outstanding at March 31, 2013.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for for other general purposes. These FHLB advances to the banks totaled $387.7 million at March 31, 2014, compared to $417.8 million at December 31, 2013 and $414.0 million at March 31, 2013.

Other borrowings include securities sold under repurchase agreements, federal funds purchased, debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $230.9 million, $254.7 million and $256.2 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. These borrowings totaled $211.7 million, $235.3 million, and $224.3 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. In December 2013, the debt issued by the Company, in conjunction with its tangible equity unit offering was paid-off at maturity. At March 31, 2014, the fixed-rate promissory note related to an office building complex had an outstanding balance of $19.2 million.
In 2002, 2003 and 2005, the Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note required annual principal payments of $5.0 million beginning in the sixth year of the note and has a term of ten years with final maturity dates in 2012, 2013, and 2015. During 2012, two subordinated notes issued in October 2002 and April 2003 with remaining balances of $5.0 million and $10.0 million, respectively, were paid off prior to maturity. During 2013, the remaining subordinated note issued in October 2005 with a remaining balance of $10.0 million was paid off prior to maturity. At March 31, 2014 and December 31, 2013, no balance remained on the subordinated notes compared to a balance of $15.0 million at March 31, 2013.
The Company had $249.5 million of junior subordinated debentures outstanding as of March 31, 2014, December 31, 2013 and March 31, 2013. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first three months of 2014 as compared to December 31, 2013 or the first three months of 2013.
Shareholders’ Equity
Total shareholders’ equity was $1.9 billion at March 31, 2014, reflecting an increase of $114.5 million since March 31, 2013 and $39.6 million since December 31, 2013. The increase from December 31, 2013 was the result of net income of $34.5 million less common stock dividends of $4.6 million and preferred stock dividends of $1.6 million, $1.7 million credited to surplus for stock-based compensation costs, $3.7 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans and $13.7 million in net unrealized gains from available-for-sale securities, net of tax, partially offset by $7.4 million of foreign currency translation adjustments, net of tax, $380,000 of common stock repurchases by the Company and $59,000 net unrealized losses from cash flow hedges, net of tax.

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31, 2014	December 31, 2013	March 31, 2013
Leverage ratio	10.4%	10.5%	10.2%
Tier 1 capital to risk-weighted assets	12.0	12.2	12.4
Total capital to risk-weighted assets	12.6	12.9	13.5
Total average equity-to-total average assets(1)	10.7	10.6	10.5

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0
The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional common or preferred equity. Refer to Notes 10, 11 and 16 of the Consolidated Financial Statements presented under Item 1 of this report for further information on these various funding sources. The issuances of subordinated debt, preferred stock and additional common stock are the primary forms of regulatory capital that are considered as the Company evaluates increasing its capital position. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s credit agreement. In each of January and April of 2014, The Company declared a quarterly cash dividend of $0.10 per common share. In each of January and July of 2013, the Company declared a semi-annual cash dividend of $0.09 per common share.
See Note 16 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series C preferred stock in March 2012, tangible equity units in December 2010 and Series A preferred stock in August 2008, and the conversion of Series A preferred stock and the settlement of the tangible equity units into the Company's common stock in July 2013 and December 2013, respectively.

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

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2014		December 31, 2013		March 31, 2013
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$3,439,197	26%	$3,253,687	25%	$2,872,695	23%
Commercial real-estate	4,262,255	32	4,230,035	32	3,990,465	32
Home equity	707,748	5	719,137	5	759,218	6
Residential real-estate	426,769	3	434,992	3	360,652	3
Premium finance receivables—commercial	2,208,361	17	2,167,565	16	1,997,160	16
Premium finance receivables—life insurance	1,929,334	14	1,923,698	15	1,753,512	14
Consumer and other	159,496	1	167,488	1	166,610	2
Total loans, net of unearned income, excluding covered loans	$13,133,160	98%	$12,896,602	97%	$11,900,312	96%
Covered loans	312,478	2	346,431	3	518,661	4
Total loans	$13,445,638	100%	$13,243,033	100%	$12,418,973	100%

Commercial and commercial real-estate loans. Our commercial and commercial real-estate loan portfolios are comprised primarily of commercial real-estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of March 31, 2014 and 2013:

As of March 31, 2014		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,995,309	26.0%	$11,112	$387	$16,018
Franchise	221,101	2.9	—	—	1,482
Mortgage warehouse lines of credit	60,809	0.8	—	—	494
Community Advantage—homeowner associations	91,414	1.2	—	—	—
Aircraft	8,840	0.1	—	—	17
Asset-based lending	740,668	9.6	670	—	5,303
Tax exempt	177,973	2.3	—	—	1,240
Leases	121,986	1.6	—	—	2
Other	10,261	0.1	—	—	63
PCI - commercial loans (1)	10,836	0.1	—	1,079	70
Total commercial	$3,439,197	44.7%	$11,782	$1,466	$24,689
Commercial Real-Estate:
Residential construction	$36,397	0.5%	$—	$—	$775
Commercial construction	151,630	2.0	844	—	2,298
Land	107,970	1.4	2,405	—	2,990
Office	651,165	8.5	6,970	—	5,767
Industrial	625,060	8.1	6,101	—	4,964
Retail	677,430	8.8	9,540	—	5,569
Multi-family	575,763	7.5	1,327	—	9,863
Mixed use and other	1,361,236	17.5	6,546	—	12,379
PCI - commercial real-estate (1)	75,604	1.0	—	21,073	—
Total commercial real-estate	$4,262,255	55.3%	$33,733	$21,073	$44,605
Total commercial and commercial real-estate	$7,701,452	100.0%	$45,515	$22,539	$69,294

Commercial real-estate—collateral location by state:
Illinois	$3,637,173	85.3%
Wisconsin	361,619	8.5
Total primary markets	$3,998,792	93.8%
Florida	67,260	1.6
Arizona	15,487	0.4
Indiana	79,469	1.9
Other (no individual state greater than 0.5%)	101,247	2.3
Total	$4,262,255	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of March 31, 2013		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,569,576	22.9%	$17,717	$—	$18,279
Franchise	194,511	2.8	125	—	1,655
Mortgage warehouse lines of credit	131,970	1.9	—	—	1,288
Community Advantage—homeowner associations	82,763	1.2	—	—	207
Aircraft	14,112	0.2	—	—	74
Asset-based lending	687,255	10.0	531	—	6,307
Tax exempt	89,508	1.3	—	—	880
Leases	98,030	1.4	—	—	261
Other	127	—	—	—	1
PCI - commercial loans (1)	4,843	—	—	449	—
Total commercial	$2,872,695	41.7%	$18,373	$449	$28,952
Commercial Real-Estate:
Residential construction	$37,083	0.5%	$3,094	$—	$1,200
Commercial construction	162,358	2.4	1,086	—	2,749
Land	133,578	2.0	17,976	—	5,198
Office	584,684	8.5	3,564	—	5,634
Industrial	595,525	8.7	7,137	—	6,602
Retail	586,801	8.6	7,915	—	5,592
Multi-family	512,785	7.5	2,088	—	12,778
Mixed use and other	1,322,834	19.3	18,947	—	16,458
PCI - commercial real-estate (1)	54,817	0.8	—	1,866	197
Total commercial real-estate	$3,990,465	58.3%	$61,807	$1,866	$56,408
Total commercial and commercial real-estate	$6,863,160	100.0%	$80,180	$2,315	$85,360

Commercial real-estate—collateral location by state:
Illinois	$3,359,815	84.2%
Wisconsin	334,333	8.4
Total primary markets	$3,694,148	92.6%
Florida	64,999	1.6
Arizona	39,442	1.0
Indiana	53,401	1.3
Other (no individual state greater than 0.5%)	138,475	3.5
Total	$3,990,465	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. However, as a result of recent improvements in credit quality within the overall commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $24.7 million as of March 31, 2014 compared to $29.0 million as of March 31, 2013.
Our commercial real-estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 93.8% of our commercial real-estate loan portfolio is located in this region. Commercial real-estate market conditions continued to be under stress in the first quarter of 2014, however we have been able to effectively manage and reduce our total non-performing commercial real-estate loans. As of March 31, 2014, our allowance for loan losses related to this portfolio is $44.6 million compared to $56.4 million as of March 31, 2013.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines decreased to $60.8 million as of March 31, 2014 from $132.0 million as of March 31, 2013 as a result of lower origination volumes during the current period as refinance activity declined as well as competitive pricing pressure.
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
Residential real-estate mortgages. Our residential real-estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2014, our residential loan portfolio totaled $426.8 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of March 31, 2014, $14.4 million of our residential real-estate mortgages, or 3.4% of our residential real-estate loan portfolio, excluding PCI loans, were classified as nonaccrual, $5.8 million were 30 to 89 days past due (1.4%) and $403.5 million were current (95.2%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of

March 31, 2014 and 2013 was $949.4 million and $1.0 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2014, approximately $14.6 million of our mortgage loans consist of interest-only loans.
Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.4 billion in commercial insurance premium finance receivables during the first quarter of 2014 compared to $1.2 billion in the same period of 2013. FIFC and FIFC Canada makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
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
Premium finance receivables—life insurance. FIFC originated approximately $113.6 million in life insurance premium finance receivables in the first quarter of 2014 as compared to $85.7 million of originations in the first quarter of 2013. The Company has experienced increased competition and pricing pressure within the current market in 2014. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
Consumer and other. Included in the consumer and other loan category is a wide variety of personal and consumer loans to individuals as well as indirect automobile and consumer loans and high yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. The Banks originate consumer loans in order to provide a wider range of financial services to their customers.
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
Variable Rate Loan Repricing and Rate Floors
The following table classifies the commercial and commercial real-estate loan portfolio at March 31, 2014 by date at which the loans reprice and the type of rate:

As of March 31, 2014	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$71,073	$392,092	$163,214	$626,379
Variable rate
With floor feature	516,699	468	—	517,167
Without floor feature	2,278,618	4,667	12,366	2,295,651
Total commercial	2,866,390	397,227	175,580	3,439,197
Commercial real-estate
Fixed rate	$332,772	$1,357,659	$176,297	$1,866,728
Variable rate
With floor feature	436,072	16,094	—	452,166
Without floor feature	1,907,730	34,310	1,321	1,943,361
Total commercial real-estate	2,676,574	1,408,063	177,618	4,262,255

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

Non-performing Assets, excluding covered assets
The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Loans past due greater than 90 days and still accruing (1):
Commercial	$387	$—	$—
Commercial real-estate	—	230	—
Home equity	—	—	—
Residential real-estate	—	—	—
Premium finance receivables—commercial	6,808	8,842	7,677
Premium finance receivables—life insurance	—	—	2,256
Consumer and other	57	105	145
Total loans past due greater than 90 days and still accruing	7,252	9,177	10,078
Non-accrual loans (2):
Commercial	11,782	10,780	18,373
Commercial real-estate	33,733	46,658	61,807
Home equity	7,311	10,071	14,891
Residential real-estate	14,385	14,974	9,606
Premium finance receivables—commercial	14,517	10,537	12,068
Premium finance receivables—life insurance	—	—	20
Consumer and other	1,144	1,137	1,790
Total non-accrual loans	82,872	94,157	118,555
Total non-performing loans:
Commercial	12,169	10,780	18,373
Commercial real-estate	33,733	46,888	61,807
Home equity	7,311	10,071	14,891
Residential real-estate	14,385	14,974	9,606
Premium finance receivables—commercial	21,325	19,379	19,745
Premium finance receivables—life insurance	—	—	2,276
Consumer and other	1,201	1,242	1,935
Total non-performing loans	$90,124	$103,334	$128,633
Other real estate owned	48,115	43,632	50,593
Other real estate owned—obtained in acquisition	6,016	6,822	5,584
Other repossessed assets	426	542	4,315
Total non-performing assets	$144,681	$154,330	$189,125
TDRs performing under the contractual terms of the loan agreement	74,622	78,610	97,122
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.35%	0.33%	0.64%
Commercial real-estate	0.79	1.11	1.55
Home equity	1.03	1.40	1.96
Residential real-estate	3.37	3.44	2.66
Premium finance receivables—commercial	0.97	0.89	0.99
Premium finance receivables—life insurance	—	—	0.13
Consumer and other	0.75	0.74	1.16
Total non-performing loans	0.69%	0.80%	1.08%
Total non-performing assets, as a percentage of total assets	0.79%	0.85%	1.11%
Allowance for loan losses as a percentage of total non-performing loans	102.39%	93.80%	85.79%
(1) As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.
(2) Non-accrual loans included TDRs totaling $17.9 million, $28.5 million and $19.2 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Non-performing Commercial and Commercial Real-Estate
Commercial non-performing loans totaled $12.2 million as of March 31, 2014 compared to $10.8 million as of December 31, 2013 and $18.4 million as of March 31, 2013. Commercial real-estate non-performing loans totaled $33.7 million as of March 31, 2014 compared to $46.9 million as of December 31, 2013 and $61.8 million as of March 31, 2013. Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real-Estate and Home Equity
Non-performing residential real-estate and home equity loans totaled $21.7 million as of March 31, 2014. The balance decreased $3.3 million from December 31, 2013 and decreased $2.8 million from March 31, 2013. The March 31, 2014 non-performing balance is comprised of $14.4 million of residential real-estate (72 individual credits) and $7.3 million of home equity loans (37 individual credits). On average, this is approximately seven non-performing residential real-estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of March 31, 2014 and 2013, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	March 31, 2014	March 31, 2013
Non-performing premium finance receivables—commercial	$21,325	$19,745
- as a percent of premium finance receivables—commercial outstanding	0.97%	0.99%
Net charge-offs of premium finance receivables—commercial	$891	$783
- annualized as a percent of average premium finance receivables—commercial	0.16%	0.16%
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

Loan Portfolio Aging
The following table shows, as of March 31, 2014, only 0.8% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 1.0% either one or two payments past due. In total, 98.2% of the Company’s total loan portfolio, excluding covered loans, as of March 31, 2014 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at March 31, 2014 and December 31, 2013:

		90+ days	60-89	30-59
As of March 31, 2014		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$11,112	$387	$2,235	$16,150	$1,965,425	$1,995,309
Franchise	—	—	—	75	221,026	221,101
Mortgage warehouse lines of credit	—	—	—	—	60,809	60,809
Community Advantage—homeowners association	—	—	—	—	91,414	91,414
Aircraft	—	—	—	—	8,840	8,840
Asset-based lending	670	—	—	10,573	729,425	740,668
Tax exempt	—	—	—	—	177,973	177,973
Leases	—	—	—	—	121,986	121,986
Other	—	—	—	—	10,261	10,261
PCI - commercial (1)	—	1,079	—	865	8,892	10,836
Total commercial	11,782	1,466	2,235	27,663	3,396,051	3,439,197
Commercial real-estate
Residential construction	—	—	680	27	35,690	36,397
Commercial construction	844	—	—	—	150,786	151,630
Land	2,405	—	2,682	3,438	99,445	107,970
Office	6,970	—	1,672	8,868	633,655	651,165
Industrial	6,101	—	1,114	2,706	615,139	625,060
Retail	9,540	—	217	3,089	664,584	677,430
Multi-family	1,327	—	—	3,820	570,616	575,763
Mixed use and other	6,546	—	6,626	10,744	1,337,320	1,361,236
PCI - commercial real-estate (1)	—	21,073	2,791	6,169	45,571	75,604
Total commercial real-estate	33,733	21,073	15,782	38,861	4,152,806	4,262,255
Home equity	7,311	—	1,650	4,972	693,815	707,748
Residential real-estate	14,385	—	946	4,889	403,474	423,694
PCI - residential real-estate (1)	—	1,414	—	248	1,413	3,075
Premium finance receivables
Commercial insurance loans	14,517	6,808	5,600	20,777	2,160,659	2,208,361
Life insurance loans	—	—	—	4,312	1,511,820	1,516,132
PCI - life insurance loans (1)	—	—	—	—	413,202	413,202
Consumer and other	1,144	57	213	550	157,290	159,254
PCI - consumer and other (1)	—	48	—	20	174	242
Total loans, net of unearned income, excluding covered loans	$82,872	$30,866	$26,426	$102,292	$12,890,704	$13,133,160
Covered loans	9,136	35,831	6,682	7,042	253,787	312,478
Total loans, net of unearned income	$92,008	$66,697	$33,108	$109,334	$13,144,491	$13,445,638

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of March 31, 2014	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.6%	—%	0.1%	0.8%	98.5%	100.0%
Franchise	—	—	—	—	100.0	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	—	1.4	98.5	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	10.0	—	8.0	82.0	100.0
Total commercial	0.3	—	0.1	0.8	98.8	100.0
Commercial real-estate
Residential construction	—	—	1.9	0.1	98.0	100.0
Commercial construction	0.6	—	—	—	99.4	100.0
Land	2.2	—	2.5	3.2	92.1	100.0
Office	1.1	—	0.3	1.4	97.2	100.0
Industrial	1.0	—	0.2	0.4	98.4	100.0
Retail	1.4	—	—	0.5	98.1	100.0
Multi-family	0.2	—	—	0.7	99.1	100.0
Mixed use and other	0.5	—	0.5	0.8	98.2	100.0
PCI - commercial real-estate (1)	—	27.9	3.7	8.2	60.2	100.0
Total commercial real-estate	0.8	0.5	0.4	0.9	97.4	100.0
Home equity	1.0	—	0.2	0.7	98.1	100.0
Residential real-estate	3.4	—	0.2	1.2	95.2	100.0
PCI - residential real-estate (1)	—	46.0	—	8.1	45.9	100.0
Premium finance receivables
Commercial insurance loans	0.7	0.3	0.3	0.9	97.8	100.0
Life insurance loans	—	—	—	0.3	99.7	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.7	—	0.1	0.3	98.9	100.0
PCI - consumer and other (1)	—	19.8	—	8.3	71.9	100.0
Total loans, net of unearned income, excluding covered loans	0.6%	0.2%	0.2%	0.8%	98.2%	100.0%
Covered loans	2.9	11.5	2.1	2.3	81.2	100.0
Total loans, net of unearned income	0.7%	0.5%	0.2%	0.8%	97.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2013 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial (2)	$10,143	$—	$4,938	$7,404	$1,813,721	$1,836,206
Franchise	—	—	400	—	219,983	220,383
Mortgage warehouse lines of credit	—	—	—	—	67,470	67,470
Community Advantage—homeowners association	—	—	—	—	90,894	90,894
Aircraft	—	—	—	—	10,241	10,241
Asset-based lending (2)	637	—	388	1,878	732,190	735,093
Tax exempt	—	—	—	—	161,239	161,239
Leases	—	—	—	788	109,043	109,831
Other	—	—	—	—	11,147	11,147
PCI - commercial (1)	—	274	156	1,685	9,068	11,183
Total commercial	10,780	274	5,882	11,755	3,224,996	3,253,687
Commercial real-estate
Residential construction	149	—	—	—	38,351	38,500
Commercial construction	6,969	—	—	505	129,232	136,706
Land	2,814	—	4,224	619	99,128	106,785
Office	10,087	—	2,265	3,862	626,027	642,241
Industrial	5,654	—	585	914	626,785	633,938
Retail	10,862	—	837	2,435	642,125	656,259
Multi-family	2,035	—	—	348	564,154	566,537
Mixed use and other (2)	8,088	230	3,943	15,949	1,344,244	1,372,454
PCI - commercial real-estate (1)	—	18,582	3,540	5,238	49,255	76,615
Total commercial real-estate	46,658	18,812	15,394	29,870	4,119,301	4,230,035
Home equity	10,071	—	1,344	3,060	704,662	719,137
Residential real-estate	14,974	—	1,689	5,032	410,430	432,125
Purchased non-covered residential real-estate (1)	—	1,988	—	—	879	2,867
Premium finance receivables
Commercial insurance loans	10,537	8,842	6,912	24,094	2,117,180	2,167,565
Life insurance loans	—	—	2,524	1,808	1,495,460	1,499,792
PCI - life insurance loans (1)	—	—	—	—	423,906	423,906
Consumer and other	1,137	105	76	1,010	163,956	166,284
PCI - consumer and other (1)	—	181	—	—	1,023	1,204
Total loans, net of unearned income, excluding covered loans	$94,157	$30,202	$33,821	$76,629	$12,661,793	$12,896,602
Covered loans	9,425	56,282	5,877	7,937	266,910	346,431
Total loans, net of unearned income	$103,582	$86,484	$39,698	$84,566	$12,928,703	$13,243,033

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of December 31, 2013	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial (2)	0.6%	—%	0.3%	0.4%	98.7%	100.0%
Franchise	—	—	0.2	—	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending (2)	0.1	—	0.1	0.3	99.5	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	0.7	99.3	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	2.5	1.4	15.1	81.0	100.0
Total commercial	0.3	—	0.2	0.4	99.1	100.0
Commercial real-estate
Residential construction	0.4	—	—	—	99.6	100.0
Commercial construction	5.1	—	—	0.4	94.5	100.0
Land	2.6	—	4.0	0.6	92.8	100.0
Office	1.6	—	0.4	0.6	97.4	100.0
Industrial	0.9	—	0.1	0.1	98.9	100.0
Retail	1.7	—	0.1	0.4	97.8	100.0
Multi-family	0.4	—	—	0.1	99.5	100.0
Mixed use and other (2)	0.6	—	0.3	1.2	97.9	100.0
PCI - commercial real-estate (1)	—	24.3	4.6	6.8	64.3	100.0
Total commercial real-estate	1.1	0.4	0.4	0.7	97.4	100.0
Home equity	1.4	—	0.2	0.4	98.0	100.0
Residential real-estate	3.5	—	0.4	1.2	94.9	100.0
PCI - residential real-estate (1)	—	69.3	—	—	30.7	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.3	1.1	97.7	100.0
Life insurance loans	—	—	0.2	0.1	99.7	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.7	0.1	—	0.6	98.6	100.0
PCI - consumer and other (1)	—	15.0	—	—	85.0	100.0
Total loans, net of unearned income, excluding covered loans	0.7%	0.2%	0.3%	0.6%	98.2%	100.0%
Covered loans	2.7	16.2	1.7	2.3	77.1	100.0
Total loans, net of unearned income	0.8%	0.7%	0.3%	0.6%	97.6%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of March 31, 2014, only $26.4 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $102.3 million or 0.8%, were 30 to 59 days (or one payment) past due. As of December 31, 2013, $33.8 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $76.6 million, or 0.6%, were 30 to 59 days (or one payment) past due. The majority of the commercial and commercial real-estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due increased $21.6 million since December 31, 2013.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2014 that are current with regard to the contractual terms of the loan agreement represent 98.1% of the total home equity portfolio. Residential real-estate loans, excluding PCI loans, at March 31, 2014 that are current with regards to the contractual terms of the loan agreements comprise 95.2% of total residential real-estate loans outstanding.
Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination, for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$103,334	$118,083
Additions, net	5,655	28,030
Return to performing status	(1,973)	—
Payments received	(3,730)	(4,121)
Transfer to OREO and other repossessed assets	(10,013)	(6,890)
Charge-offs	(4,774)	(9,148)
Net change for niche loans (1)	1,625	2,679
Balance at end of period	$90,124	$128,633

(1)	This includes activity for premium finance receivables and indirect consumer loans.
PCI loans are excluded from non-performing loans as they continue to earn interest income from the related accretable yield, independent of performance with contractual terms of the loan. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of non-performing loans and the loan aging during the respective periods.
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
Management determined that the allowance for loan losses was appropriate at March 31, 2014, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Allowance for loan losses at beginning of period	$96,922	$107,351
Provision for credit losses	3,304	15,367
Other adjustments	(148)	(229)
Reclassification from (to) allowance for unfunded lending-related commitments	(18)	(213)
Charge-offs:
Commercial	648	4,540
Commercial real-estate	4,493	3,299
Home equity	2,267	2,397
Residential real-estate	226	1,728
Premium finance receivables—commercial	1,210	1,068
Premium finance receivables—life insurance	—	—
Consumer and other	173	129
Total charge-offs	9,017	13,161
Recoveries:
Commercial	317	295
Commercial real-estate	145	368
Home equity	257	162
Residential real-estate	131	5
Premium finance receivables—commercial	319	285
Premium finance receivables—life insurance	2	9
Consumer and other	61	109
Total recoveries	1,232	1,233
Net charge-offs	(7,785)	(11,928)
Allowance for loan losses at period end	$92,275	$110,348
Allowance for unfunded lending-related commitments at period end	737	15,287
Allowance for credit losses at period end	$93,012	$125,635
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.04%	0.61%
Commercial real-estate	0.41	0.30
Home equity	1.14	1.17
Residential real-estate	0.06	0.93
Premium finance receivables—commercial	0.16	0.16
Premium finance receivables—life insurance	—	—
Consumer and other	0.26	0.04
Total loans, net of unearned income, excluding covered loans	0.24%	0.39%
Net charge-offs as a percentage of the provision for credit losses	235.65%	77.62%
Loans at period-end, excluding covered loans	$13,133,160	$11,900,312
Allowance for loan losses as a percentage of loans at period end	0.70%	0.93%
Allowance for credit losses as a percentage of loans at period end	0.71%	1.06%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $737,000 as of March 31, 2014 compared to $15.3 million as of March 31, 2013. The decrease since the prior period was primarily attributable to the funding of two letters of credit in the second and third quarters of 2013 and the expiration of one letter of credit in the fourth quarter of 2013.

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
At March 31, 2014, the Company had $143.0 million of impaired loans with $86.4 million of this balance requiring $8.2 million of specific impairment reserves. At December 31, 2013, the Company had $162.2 million of impaired loans with $92.2 million of this balance requiring $8.3 million of specific impairment reserves. The most significant fluctuations in impaired loans with specific impairment from December 31, 2013 to March 31, 2014 occurred within the retail portfolio. The recorded investment in the retail portfolio decreased $4.7 million, which was primarily the result of one credit relationship with a recorded investment of $4.6 million no longer requiring a specific impairment reserve at March 31, 2014. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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

Premium Finance Receivables:
The determination of the appropriate allowance for loan losses for premium finance receivables is based solely on the aging (collection status) of the portfolio. Due to the large number of generally smaller sized and homogenous credits in this portfolio, these loans are not individually assigned a credit risk rating. Loss factors are assigned to each delinquency category in order to calculate an allowance for credit losses. The allowance for loan losses for these categories is entirely a general reserve.
Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however the Company’s markets have clearly been under stress. As of March 31, 2014, home equity loans and residential mortgages comprised 5% and 3%, respectively, of the Company’s total loan portfolio. At March 31, 2014, approximately 3.4% of all of the Company’s residential mortgage loans, excluding covered loans and PCI loans, and approximately 1.0% of all of the Company’s home equity loans, are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrate that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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
In many cases, the Company simultaneously values the underlying collateral by marketing the property to market participants interested in purchasing properties of the same type. If the Company receives offers or indications of interest, we will analyze the price and review market conditions to assess whether, in light of such information, the appraised value overstates the likely price and that a lower price would be a better assessment of the market value of the property and would enable us to liquidate the collateral. Additionally, the Company takes into account the strength of any guarantees and the ability of the borrower to provide value related to those guarantees in determining the ultimate charge-off or reserve associated with any impaired loans. Accordingly, the Company may charge-off a loan to a value below the net appraised value if it believes that an expeditious liquidation is desirable in the circumstance and it has legitimate offers or other indications of interest to support a value that is less than the net appraised value. Alternatively, the Company may carry a loan at a value that is in excess of the appraised value if the Company has a guarantee from a borrower that the Company believes has realizable value. In evaluating the strength of any guarantee, the Company evaluates the financial wherewithal of the guarantor, the guarantor’s reputation, and the guarantor’s willingness and desire to work with the Company. The Company then conducts a review of the strength of a guarantee on a frequency established as the circumstances and conditions of the borrower warrant.
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

TDRs
At March 31, 2014, the Company had $92.5 million in loans modified in TDRs. The $92.5 million in TDRs represents 143 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $107.1 million representing 149 credits at December 31, 2013 and decreased from $116.3 million representing 167 credits at March 31, 2013.
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
Subsequent to its restructuring, any TDR with a below market rate concession that becomes nonaccrual will remain classified by the Company as a TDR for its duration and will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at March 31, 2014 and approximately $4.0 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at March 31, 2014, the Company was committed to lend additional funds to borrowers totaling $2.0 million under the contractual terms of TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2014	2013	2013
Accruing TDRs:
Commercial	$5,844	$6,045	$9,073
Commercial real-estate	64,726	69,225	83,396
Residential real-estate and other	4,052	3,340	4,653
Total accruing TDRs	$74,622	$78,610	$97,122
Non-accrual TDRs: (1)
Commercial	$1,434	$1,343	$2,764
Commercial real-estate	14,774	24,310	14,907
Residential real-estate and other	1,687	2,840	1,552
Total non-accrual TDRs	$17,895	$28,493	$19,223
Total TDRs:
Commercial	$7,278	$7,388	$11,837
Commercial real-estate	79,500	93,535	98,303
Residential real-estate and other	5,739	6,180	6,205
Total TDRs	$92,517	$107,103	$116,345
Weighted-average contractual interest rate of TDRs	4.02%	4.12%	4.14%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of March 31, 2014 and 2013, and shows the changes in the balance during those periods:

Three Months Ended March 31, 2014 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$7,388	$93,535	$6,180	$107,103
Additions during the period	88	5,157	—	5,245
Reductions:
Charge-offs	(6)	(3,713)	(406)	(4,125)
Transferred to OREO and other repossessed assets	—	(12,277)	—	(12,277)
Removal of TDR loan status (1)	—	—	—	—
Payments received	(192)	(3,202)	(35)	(3,429)
Balance at period end	$7,278	$79,500	$5,739	$92,517

Three Months Ended March 31, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$17,995	$102,415	$6,063	$126,473
Additions during the period	708	1,192	377	2,277
Reductions:
Charge-offs	(2,142)	(1,372)	(17)	(3,531)
Transferred to OREO and other repossessed assets	(3,800)	(167)	(103)	(4,070)
Removal of TDR loan status (1)	(609)	—	—	(609)
Payments received	(315)	(3,765)	(115)	(4,195)
Balance at period end	$11,837	$98,303	$6,205	$116,345

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

	Three Months Ended
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Balance at beginning of period	$50,454	$55,250	$62,891
Disposal/resolved	(8,205)	(6,891)	(7,498)
Transfers in at fair value, less costs to sell	14,570	1,816	2,128
Additions from acquisition	—	1,773	—
Fair value adjustments	(2,688)	(1,494)	(1,344)
Balance at end of period	$54,131	$50,454	$56,177

	Period End
(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Residential real-estate	$6,452	$5,452	$7,312
Residential real-estate development	3,500	3,859	10,133
Commercial real-estate	44,179	41,143	38,732
Total	$54,131	$50,454	$56,177

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
The Company believes that it has sufficient funds and access to funds to meet its working capital and other needs. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest-Earning Assets, -Deposits, -Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position.
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
FORWARD-LOOKING STATEMENTS
This document contains, and the documents into which it may be incorporated by reference may contain, forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2013 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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
Interest rate risk arises when the maturity or re-pricing periods and interest rate indices of the interest earning assets, interest bearing liabilities, and derivative financial instruments are different. Interest rate risk is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest earning assets, interest bearing liabilities and derivative financial instruments. The Company continuously monitors not only the organization’s current net interest margin, but also the historical trends of these margins. In addition, management attempts to identify potential adverse changes in net interest income in future years as a result of interest rate fluctuations by performing simulation analysis of various interest rate environments. If a potential adverse change in net interest margin and/or net income is identified, management would take appropriate actions with its asset-liability structure to mitigate these potentially adverse situations. Please refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the net interest margin.
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
The Company’s exposure to interest rate risk is reviewed on a regular basis by management and the Risk Management Committees of the boards of directors of the banks and the Company. The objective of the review is to measure the effect on net income and to adjust balance sheet and derivative financial instruments to minimize the inherent risk while at the same time maximize net interest income.
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 2014, December 31, 2013 and March 31, 2013 is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
March 31, 2014	5.8%	3.1%	(4.5)%	(9.1)%
December 31, 2013	5.0%	2.4%	(5.0)%	(10.0)%
March 31, 2013	4.3%	2.1%	(3.5)%	(7.7)%
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
One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 13 of the Consolidated Financial Statements presented under Item 1 of this report for further information on the Company’s derivative financial instruments.

During the first quarter of 2014, the Company entered into covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2014.

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
On March 15, 2012, a former mortgage loan originator employed by Wintrust Mortgage Company, named Wintrust, Barrington Bank and its subsidiary, Wintrust Mortgage Company, as defendants in a Fair Labor Standards Act class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (the “FLSA Litigation”). The suit asserts that Wintrust Mortgage Company violated the federal Fair Labor Standards Act and challenges the manner in which Wintrust Mortgage Company classified its loan originators and compensated them for their work. The suit also seeks to assert these claims as a class. On September 30, 2013, the Court entered an order conditionally certifying an “opt-in” class in this case. Notice to the potential class members was sent on or about October 22, 2013, primarily informing the putative class of the right to opt-into the class and setting a deadline for same. Approximately 15% of the notice recipients joined the class prior to the opt-in deadline of January 22, 2014. However, the Company anticipates that about half of these new class members will ultimately be excluded from the class. The Company has reserved an amount for the FLSA Litigation that is immaterial to its results of operations or financial condition. Such class action litigation necessarily involves substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to estimate whether, or to what extent, any loss with respect to this litigation may exceed the amounts reserved by the Company.
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
Item 1A: Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2013.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2014. There is currently no authorization to repurchase shares of outstanding common stock.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	May 8, 2014	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)