Form 10-Q
period 2014-06-30
WINTRUST FINANCIAL CORP
filed 2014-08-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Common Stock — no par value, 46,589,196 shares, as of July 31, 2014

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2014	December 31, 2013	June 30, 2013
Assets
Cash and due from banks	$349,013	$253,408	$224,286
Federal funds sold and securities purchased under resale agreements	7,965	10,456	9,013
Interest bearing deposits with banks	506,871	495,574	440,656
Available-for-sale securities, at fair value	1,824,240	2,176,290	1,843,824
Trading account securities	2,234	497	659
Federal Home Loan Bank and Federal Reserve Bank stock	84,531	79,261	79,354
Brokerage customer receivables	28,199	30,953	26,214
Mortgage loans held-for-sale	363,627	334,327	537,991
Loans, net of unearned income, excluding covered loans	13,749,996	12,896,602	12,516,892
Covered loans	275,154	346,431	454,602
Total loans	14,025,150	13,243,033	12,971,494
Less: Allowance for loan losses	92,253	96,922	106,842
Less: Allowance for covered loan losses	1,667	10,092	14,429
Net loans	13,931,230	13,136,019	12,850,223
Premises and equipment, net	535,281	531,947	512,928
FDIC indemnification asset	46,115	85,672	137,681
Accrued interest receivable and other assets	525,394	569,619	573,709
Trade date securities receivable	292,366	—	—
Goodwill	381,721	374,547	356,871
Other intangible assets	16,894	19,213	20,137
Total assets	$18,895,681	$18,097,783	$17,613,546
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$3,072,430	$2,721,771	$2,450,659
Interest bearing	12,483,946	11,947,018	11,915,195
Total deposits	15,556,376	14,668,789	14,365,854
Notes payable	—	364	1,729
Federal Home Loan Bank advances	580,582	417,762	585,942
Other borrowings	43,716	254,740	252,776
Subordinated notes	140,000	—	10,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	—	303,088	577
Accrued interest payable and other liabilities	327,279	302,958	310,515
Total liabilities	16,897,446	16,197,194	15,776,886
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series A - $1,000 liquidation value; No shares issued and outstanding at June 30, 2014 and December 31, 2013, and 50,000 shares issued and outstanding at June 30, 2013	—	—	49,976
Series C - $1,000 liquidation value; 126,467 shares issued and outstanding at June 30, 2014, 126,477 shares issued and outstanding at December 31, 2013, and 126,500 shares issued and outstanding at June, 30, 2013	126,467	126,477	126,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2014, December 31, 2013, and June 30, 2013; 46,626,772 shares issued at June 30, 2014, 46,181,588 shares issued at December 31, 2013, and 37,984,485 shares issued at June 30, 2013	46,627	46,181	37,985
Surplus	1,125,551	1,117,032	1,066,796
Treasury stock, at cost, 73,867 shares at June 30, 2014, 65,005 shares at December 31, 2013, and 259,342 shares at June 30, 2013	(3,449)	(3,000)	(8,214)
Retained earnings	737,542	676,935	612,821
Accumulated other comprehensive loss	(34,503)	(63,036)	(49,204)
Total shareholders’ equity	1,998,235	1,900,589	1,836,660
Total liabilities and shareholders’ equity	$18,895,681	$18,097,783	$17,613,546
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest income
Interest and fees on loans	$151,984	$145,983	$299,014	$288,097
Interest bearing deposits with banks	319	411	568	980
Federal funds sold and securities purchased under resale agreements	6	4	10	19
Available-for-sale securities	13,309	9,359	26,423	18,111
Trading account securities	5	8	14	13
Federal Home Loan Bank and Federal Reserve Bank stock	727	693	1,438	1,377
Brokerage customer receivables	200	188	409	362
Total interest income	166,550	156,646	327,876	308,959
Interest expense
Interest on deposits	11,759	13,675	23,682	28,179
Interest on Federal Home Loan Bank advances	2,705	2,821	5,348	5,585
Interest on notes payable and other borrowings	510	1,132	1,260	2,286
Interest on subordinated notes	354	52	354	111
Interest on junior subordinated debentures	2,042	3,142	4,046	6,261
Total interest expense	17,370	20,822	34,690	42,422
Net interest income	149,180	135,824	293,186	266,537
Provision for credit losses	6,660	15,382	8,540	31,069
Net interest income after provision for credit losses	142,520	120,442	284,646	235,468
Non-interest income
Wealth management	18,222	15,892	35,035	30,720
Mortgage banking	23,804	31,734	40,232	61,879
Service charges on deposit accounts	5,688	5,035	11,034	9,828
(Losses) gains on available-for-sale securities, net	(336)	2	(369)	253
Fees from covered call options	1,244	993	2,786	2,632
Trading (losses) gains, net	(743)	3,260	(1,395)	2,825
Other	6,223	7,079	12,308	13,237
Total non-interest income	54,102	63,995	99,631	121,374
Non-interest expense
Salaries and employee benefits	81,963	79,225	161,897	156,738
Equipment	7,223	6,413	14,626	12,597
Occupancy, net	9,850	8,707	20,843	17,560
Data processing	4,543	4,358	9,258	8,957
Advertising and marketing	3,558	2,722	6,374	4,762
Professional fees	4,046	4,191	7,500	7,412
Amortization of other intangible assets	1,156	1,164	2,319	2,284
FDIC insurance	3,196	3,003	6,147	6,447
OREO expense, net	2,490	2,284	6,466	664
Other	15,566	16,120	29,476	30,885
Total non-interest expense	133,591	128,187	264,906	248,306
Income before taxes	63,031	56,250	119,371	108,536
Income tax expense	24,490	21,943	46,330	42,177
Net income	$38,541	$34,307	$73,041	$66,359
Preferred stock dividends and discount accretion	1,581	2,617	3,162	5,233
Net income applicable to common shares	$36,960	$31,690	$69,879	$61,126
Net income per common share—Basic	$0.79	$0.85	$1.51	$1.64
Net income per common share—Diluted	$0.76	$0.69	$1.44	$1.34
Cash dividends declared per common share	$0.10	$—	$0.20	$0.09
Weighted average common shares outstanding	46,520	37,486	46,358	37,231
Dilutive potential common shares	4,402	12,354	4,456	12,363
Average common shares and dilutive common shares	50,922	49,840	50,814	49,594
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$38,541	$34,307	$73,041	$66,359
Unrealized gains (losses) on securities
Before tax	26,049	(71,463)	48,575	(78,918)
Tax effect	(10,332)	28,341	(19,136)	31,147
Net of tax	15,717	(43,122)	29,439	(47,771)
Less: Reclassification of net (losses) gains included in net income
Before tax	(336)	2	(369)	253
Tax effect	133	(1)	146	(101)
Net of tax	(203)	1	(223)	152
Net unrealized gains (losses) on securities	15,920	(43,123)	29,662	(47,923)
Unrealized (losses) gains on derivative instruments
Before tax	(626)	2,169	(724)	3,643
Tax effect	249	(865)	288	(1,451)
Net unrealized (losses) gains on derivative instruments	(377)	1,304	(436)	2,192
Foreign currency translation adjustment
Before tax	9,045	(8,241)	(914)	(14,545)
Tax effect	(2,338)	1,923	221	3,361
Net foreign currency translation adjustment	6,707	(6,318)	(693)	(11,184)
Total other comprehensive income (loss)	22,250	(48,137)	28,533	(56,915)
Comprehensive income (loss)	$60,791	$(13,830)	$101,574	$9,444
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2012	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
Net income	—	—	—	—	66,359	—	66,359
Other comprehensive loss, net of tax	—	—	—	—	—	(56,915)	(56,915)
Cash dividends declared on common stock	—	—	—	—	(3,328)	—	(3,328)
Dividends on preferred stock	—	—	—	—	(5,163)	—	(5,163)
Accretion on preferred stock	70	—	—	—	(70)	—	—
Stock-based compensation	—	—	4,628	—	—	—	4,628
Common stock issued for:
Acquisitions	—	648	22,422	—	—	—	23,070
Exercise of stock options and warrants	—	46	1,301	(214)	—	—	1,133
Restricted stock awards	—	121	140	(162)	—	—	99
Employee stock purchase plan	—	31	1,287	—	—	—	1,318
Director compensation plan	—	31	723	—	—	—	754
Balance at June 30, 2013	$176,476	$37,985	$1,066,796	$(8,214)	$612,821	$(49,204)	$1,836,660
Balance at December 31, 2013	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
Net income	—	—	—	—	73,041	—	73,041
Other comprehensive income, net of tax	—	—	—	—	—	28,533	28,533
Cash dividends declared on common stock	—	—	—	—	(9,272)	—	(9,272)
Dividends on preferred stock	—	—	—	—	(3,162)	—	(3,162)
Stock-based compensation	—	—	3,754	—	—	—	3,754
Conversion of Series C preferred stock to common stock	(10)	1	9	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	347	2,472	(313)	—	—	2,506
Restricted stock awards	—	48	127	(136)	—	—	39
Employee stock purchase plan	—	30	1,394	—	—	—	1,424
Director compensation plan	—	20	763	—	—	—	783
Balance at June 30, 2014	$126,467	$46,627	$1,125,551	$(3,449)	$737,542	$(34,503)	$1,998,235
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2014	June 30, 2013
Operating Activities:
Net income	$73,041	$66,359
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	8,540	31,069
Depreciation and amortization	15,510	13,874
Stock-based compensation expense	3,754	4,628
Tax (expense) benefit from stock-based compensation arrangements	(61)	223
Excess tax benefits from stock-based compensation arrangements	(226)	(326)
Net amortization of premium on securities	3,419	155
Mortgage servicing rights fair value change, net	712	(1,456)
Originations and purchases of mortgage loans held-for-sale	(1,368,131)	(2,025,231)
Proceeds from sales of mortgage loans held-for-sale	1,371,124	1,954,766
Increase in trading securities, net	(1,737)	(76)
Net decrease (increase) in brokerage customer receivables	2,754	(1,350)
Gains on mortgage loans sold	(32,293)	(55,326)
Losses (gains) on available-for-sale securities, net	369	(253)
Loss on sales of premises and equipment, net	561	—
Net loss (gains) on sales and fair value adjustments of other real estate owned	3,360	(1,926)
Decrease in accrued interest receivable and other assets, net	41,887	33,531
Increase (decrease) in accrued interest payable and other liabilities, net	4,253	(12,930)
Net Cash Provided by Operating Activities	126,836	5,731
Investing Activities:
Proceeds from maturities of available-for-sale securities	213,384	120,803
Proceeds from sales of available-for-sale securities	196,042	84,459
Purchases of available-for-sale securities	(608,800)	(205,372)
Net cash paid for acquisitions	(7,267)	(9,350)
Divestiture of operations	—	(149,100)
Proceeds from sales of other real estate owned	47,160	40,127
Proceeds received from the FDIC related to reimbursements on covered assets	10,818	21,483
Net (increase) decrease in interest bearing deposits with banks	(11,297)	653,816
Net increase in loans	(822,314)	(530,412)
Purchases of premises and equipment, net	(17,386)	(13,097)
Net Cash (Used for) Provided by Investing Activities	(999,660)	13,357
Financing Activities:
Increase (decrease) in deposit accounts	882,631	(242,433)
Decrease in other borrowings, net	(211,388)	(22,881)
Increase in Federal Home Loan Bank advances, net	163,000	172,000
Proceeds from issuance of subordinated notes, net	139,090	—
Repayment of subordinated notes	—	(5,000)
Excess tax benefits from stock-based compensation arrangements	226	326
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	5,262	3,457
Common stock repurchases	(449)	(376)
Dividends paid	(12,434)	(5,910)
Net Cash Provided by (Used for) Financing Activities	965,938	(100,817)
Net Increase (Decrease) in Cash and Cash Equivalents	93,114	(81,729)
Cash and Cash Equivalents at Beginning of Period	263,864	315,028
Cash and Cash Equivalents at End of Period	$356,978	$233,299
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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which created "Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue and develop a common revenue standard for customer contracts. This ASU provides guidance regarding how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also added a new subtopic to the codification, ASC 340-40, "Other Assets and Deferred Costs: Contracts with Customers" to provide guidance on costs related to obtaining and fulfilling a customer contract. Furthermore, the new standard requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2016. The Company is current evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On May 16, 2014, the Company, through its wholly-owned subsidiary Hinsdale Bank and Trust Company ("Hinsdale Bank") acquired the Stone Park branch office and certain related deposits of Urban Partnership Bank ("UPB"). The Company assumed liabilities with a fair value of approximately $5.5 million, including approximately $5.4 million of deposits. Additionally, the Company recorded goodwill of $600,000 on the acquisition.

On October 18, 2013, the Company acquired Diamond Bancorp, Inc. ("Diamond"). Diamond was the parent company of Diamond Bank, FSB ("Diamond Bank"), which operated four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. As part of the transaction, Diamond Bank was merged into Wintrust Bank (formerly known as North Shore Community Bank & Trust Company). The Company acquired assets with a fair value of approximately $172.5 million, including approximately $91.7 million of loans, and assumed liabilities with a fair value of approximately $169.1 million, including approximately $140.2 million of deposits. Additionally, the Company recorded goodwill of $8.4 million on the acquisition.

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
See Note 17—Subsequent Events for discussion regarding the Company's completed acquisition of a branch of THE National Bank.

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
The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$60,298	$170,696	$85,672	$208,160
Additions from acquisitions	—	—	—	—
Additions from reimbursable expenses	2,067	2,827	3,349	7,860
Amortization	(1,456)	(1,653)	(3,059)	(4,121)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(13,645)	(26,638)	(29,029)	(52,735)
Payments received from the FDIC	(1,149)	(7,551)	(10,818)	(21,483)
Balance at end of period	$46,115	$137,681	$46,115	$137,681

Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, the Company completed the divestiture of the deposits and current banking operations of Second Federal Savings and Loan Association of Chicago ("Second Federal") to an unaffiliated financial institution. Through this transaction, the Company divested approximately $149 million of related deposits.
Specialty Finance Acquisition
On April 28, 2014, the Company, through its wholly-owned subsidiary, First Insurance Funding of Canada, Inc., completed its acquisition of Policy Billing Services Inc. and Equity Premium Finance Inc., two affiliated Canadian insurance premium funding and payment services companies. Through this transaction, the Company acquired approximately $7.4 million of premium finance receivables. The Company recorded goodwill of approximately $6.4 million at the time of the acquisition.

Mortgage Banking Acquisitions

On October 1, 2013, the Company, through its wholly-owned subsidiary, Barrington Bank and Trust Company, N.A. ("Barrington Bank"), acquired certain assets and assumed certain liabilities of the mortgage banking business of Surety Financial Services ("Surety") of Sherman Oaks, California. Surety had five offices located in southern California which originated approximately $1.0 billion in the twelve months prior to the acquisition date. The Company recorded goodwill of $9.5 million on the acquisition.

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

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$399,031	$354	$(10,970)	$388,415
U.S. Government agencies	798,889	4,458	(37,347)	766,000
Municipal	173,664	4,385	(1,942)	176,107
Corporate notes:
Financial issuers	129,211	2,402	(1,387)	130,226
Other	4,980	97	—	5,077
Mortgage-backed: (1)
Mortgage-backed securities	255,082	5,190	(9,097)	251,175
Collateralized mortgage obligations	52,672	389	(673)	52,388
Equity securities	50,594	4,634	(376)	54,852
Total available-for-sale securities	$1,864,123	$21,909	$(61,792)	$1,824,240

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$354,262	$141	$(18,308)	$336,095
U.S. Government agencies	950,086	1,680	(56,078)	895,688
Municipal	154,463	2,551	(4,298)	152,716
Corporate notes:
Financial issuers	129,362	1,993	(2,411)	128,944
Other	5,994	105	(5)	6,094
Mortgage-backed: (1)
Mortgage-backed securities	562,708	3,537	(18,047)	548,198
Collateralized mortgage obligations	57,711	258	(942)	57,027
Equity securities	50,532	1,493	(497)	51,528
Total available-for-sale securities	$2,265,118	$11,758	$(100,586)	$2,176,290

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$225,200	$134	$(14,359)	$210,975
U.S. Government agencies	996,137	1,976	(39,655)	958,458
Municipal	152,208	1,281	(3,362)	150,127
Corporate notes:
Financial issuers	133,453	2,290	(2,783)	132,960
Other	8,838	135	—	8,973
Mortgage-backed: (1)
Mortgage-backed securities	279,925	3,971	(14,866)	269,030
Collateralized mortgage obligations	63,833	434	(530)	63,737
Equity securities	52,437	746	(3,619)	49,564
Total available-for-sale securities	$1,912,031	$10,967	$(79,174)	$1,843,824

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$—	$—	$189,188	$(10,970)	$189,188	$(10,970)
U.S. Government agencies	26,310	(460)	445,927	(36,887)	472,237	(37,347)
Municipal	5,866	(36)	55,190	(1,906)	61,056	(1,942)
Corporate notes:
Financial issuers	1,326	(3)	57,808	(1,384)	59,134	(1,387)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	6	—	143,712	(9,097)	143,718	(9,097)
Collateralized mortgage obligations	7,043	(130)	14,261	(543)	21,304	(673)
Equity securities	—	—	13,425	(376)	13,425	(376)
Total	$40,551	$(629)	$919,511	$(61,163)	$960,062	$(61,792)

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

The Company does not consider securities with unrealized losses at June 30, 2014 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily agency bonds, treasury notes and mortgage-backed securities. Unrealized losses recognized on agency bonds, treasury notes and mortgage backed securities are the result of increases in yields for similar types of securities which have a longer duration and maturity.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Realized gains	$99	$3	$154	$316
Realized losses	(435)	(1)	(523)	(63)
Net realized (losses) gains	$(336)	$2	$(369)	$253
Other than temporary impairment charges	—	—	—	—
(Losses) gains on available-for-sale securities, net	$(336)	$2	$(369)	$253
Proceeds from sales of available-for-sale securities	$169,753	$43,403	$196,042	$84,459

The amortized cost and fair value of securities as of June 30, 2014, December 31, 2013 and June 30, 2013, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$173,991	$174,220	$268,847	$269,168	$284,334	$284,734
Due in one to five years	361,300	362,423	358,108	358,357	320,175	320,189
Due in five to ten years	319,641	310,196	350,372	330,020	382,837	366,341
Due after ten years	650,843	618,986	616,840	561,992	528,490	490,229
Mortgage-backed	307,754	303,563	620,419	605,225	343,758	332,767
Equity securities	50,594	54,852	50,532	51,528	52,437	49,564
Total available-for-sale securities	$1,864,123	$1,824,240	$2,265,118	$2,176,290	$1,912,031	$1,843,824
Securities having a carrying value of $1.1 billion at June 30, 2014, $1.2 billion at December 31, 2013 and $1.1 billion at June 30, 2013, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At June 30, 2014, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Balance:
Commercial	$3,640,430	$3,253,687	$3,119,931
Commercial real-estate	4,353,472	4,230,035	4,094,628
Home equity	713,642	719,137	758,260
Residential real-estate	451,905	434,992	384,961
Premium finance receivables—commercial	2,378,529	2,167,565	2,165,734
Premium finance receivables—life insurance	2,051,645	1,923,698	1,821,147
Consumer and other	160,373	167,488	172,231
Total loans, net of unearned income, excluding covered loans	$13,749,996	$12,896,602	$12,516,892
Covered loans	275,154	346,431	454,602
Total loans	$14,025,150	$13,243,033	$12,971,494
Mix:
Commercial	26%	25%	24%
Commercial real-estate	31	32	31
Home equity	5	5	6
Residential real-estate	3	3	3
Premium finance receivables—commercial	17	16	16
Premium finance receivables—life insurance	15	15	14
Consumer and other	1	1	2
Total loans, net of unearned income, excluding covered loans	98%	97%	96%
Covered loans	2	3	4
Total loans	100%	100%	100%
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
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $44.8 million at June 30, 2014, $41.9 million at December 31, 2013 and $41.5 million at June 30, 2013, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as purchased credit impaired ("PCI") loans acquired with evidence of credit quality deterioration since origination are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(1.3) million at June 30, 2014, $(9.2) million at December 31, 2013 and $(3.6) million at June 30, 2013. The net credit balances at June 30, 2014, December 31, 2013 and June 30, 2013 are primarily the result of purchase accounting adjustments related to the acquisition of FNBI and Diamond during 2013.
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

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	June 30, 2014		December 31, 2013
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$349,565	$265,522	$453,944	$338,517
Life insurance premium finance loans acquisition	419,805	409,760	437,155	423,906
See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at June 30, 2014.
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

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$97,674	$6,561	$121,725	$11,218
Acquisitions	—	—	2,055	—
Accretable yield amortized to interest income	(9,617)	(1,433)	(9,347)	(2,254)
Accretable yield amortized to indemnification asset (1)	(11,161)	—	(11,906)	—
Reclassification from non-accretable difference (2)	17,928	—	30,792	1,007
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(2,722)	51	(2,463)	316
Accretable yield, ending balance (3)	$92,102	$5,179	$130,856	$10,287

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$107,655	$8,254	$143,224	$13,055
Acquisitions	—	—	1,977	—
Accretable yield amortized to interest income	(17,387)	(3,204)	(18,924)	(4,273)
Accretable yield amortized to indemnification asset (1)	(16,809)	—	(20,612)	—
Reclassification from non-accretable difference (2)	26,508	—	36,204	1,007
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(7,865)	129	(11,013)	498
Accretable yield, ending balance (3)	$92,102	$5,179	$130,856	$10,287

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of June 30, 2014, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $30.0 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income from loans acquired in bank acquisitions totaled $9.6 million and $9.3 million in the second quarter of 2014 and 2013, respectively. On a year-to-date basis, accretion to interest income from loans acquired in bank acquisitions totaled $17.4 million for the first six months ended 2014 compared to $18.9 million in the same period of the prior year. These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at June 30, 2014, December 31, 2013 and June 30, 2013:

As of June 30, 2014		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$6,216	$—	$4,165	$21,610	$1,980,489	$2,012,480
Franchise	—	—	—	549	222,907	223,456
Mortgage warehouse lines of credit	—	—	—	1,680	146,531	148,211
Community Advantage—homeowners association	—	—	—	—	94,009	94,009
Aircraft	—	—	—	—	7,847	7,847
Asset-based lending	295	—	—	6,047	772,002	778,344
Tax exempt	—	—	—	—	208,913	208,913
Leases	—	—	—	36	144,399	144,435
Other	—	—	—	—	9,792	9,792
PCI - commercial (1)	—	1,452	—	224	11,267	12,943
Total commercial	6,511	1,452	4,165	30,146	3,598,156	3,640,430
Commercial real-estate:
Residential construction	—	—	—	18	29,941	29,959
Commercial construction	839	—	—	—	154,220	155,059
Land	2,367	—	614	4,502	98,444	105,927
Office	10,950	—	999	3,911	652,057	667,917
Industrial	5,097	—	899	690	610,954	617,640
Retail	6,909	—	1,334	2,560	686,292	697,095
Multi-family	689	—	244	4,717	630,519	636,169
Mixed use and other	9,470	309	5,384	12,300	1,350,976	1,378,439
PCI - commercial real-estate (1)	—	15,682	155	1,595	47,835	65,267
Total commercial real-estate	36,321	15,991	9,629	30,293	4,261,238	4,353,472
Home equity	5,804	—	1,392	3,324	703,122	713,642
Residential real estate	15,294	—	1,487	1,978	430,364	449,123
PCI - residential real estate (1)	—	988	111	—	1,683	2,782
Premium finance receivables
Commercial insurance loans	12,298	10,275	12,335	14,672	2,328,949	2,378,529
Life insurance loans	—	649	896	4,783	1,635,557	1,641,885
PCI - life insurance loans (1)	—	—	—	—	409,760	409,760
Consumer and other	1,116	73	558	600	157,828	160,175
PCI - consumer and other (1)	—	—	4	—	194	198
Total loans, net of unearned income, excluding covered loans	$77,344	$29,428	$30,577	$85,796	$13,526,851	$13,749,996
Covered loans	6,690	34,486	4,003	1,482	228,493	275,154
Total loans, net of unearned income	$84,034	$63,914	$34,580	$87,278	$13,755,344	$14,025,150

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2013		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,143	$—	$4,938	$7,404	$1,813,721	$1,836,206
Franchise	—	—	400	—	219,983	220,383
Mortgage warehouse lines of credit	—	—	—	—	67,470	67,470
Community Advantage—homeowners association	—	—	—	—	90,894	90,894
Aircraft	—	—	—	—	10,241	10,241
Asset-based lending	637	—	388	1,878	732,190	735,093
Tax exempt	—	—	—	—	161,239	161,239
Leases	—	—	—	788	109,043	109,831
Other	—	—	—	—	11,147	11,147
PCI - commercial (1)	—	274	156	1,685	9,068	11,183
Total commercial	10,780	274	5,882	11,755	3,224,996	3,253,687
Commercial real-estate
Residential construction	149	—	—	—	38,351	38,500
Commercial construction	6,969	—	—	505	129,232	136,706
Land	2,814	—	4,224	619	99,128	106,785
Office	10,087	—	2,265	3,862	626,027	642,241
Industrial	5,654	—	585	914	626,785	633,938
Retail	10,862	—	837	2,435	642,125	656,259
Multi-family	2,035	—	—	348	564,154	566,537
Mixed use and other	8,088	230	3,943	15,949	1,344,244	1,372,454
PCI - commercial real-estate (1)	—	18,582	3,540	5,238	49,255	76,615
Total commercial real-estate	46,658	18,812	15,394	29,870	4,119,301	4,230,035
Home equity	10,071	—	1,344	3,060	704,662	719,137
Residential real-estate	14,974	—	1,689	5,032	410,430	432,125
PCI - residential real-estate (1)	—	1,988	—	—	879	2,867
Premium finance receivables
Commercial insurance loans	10,537	8,842	6,912	24,094	2,117,180	2,167,565
Life insurance loans	—	—	2,524	1,808	1,495,460	1,499,792
PCI - life insurance loans (1)	—	—	—	—	423,906	423,906
Consumer and other	1,137	105	76	1,010	163,956	166,284
PCI - consumer and other (1)	—	181	—	—	1,023	1,204
Total loans, net of unearned income, excluding covered loans	$94,157	$30,202	$33,821	$76,629	$12,661,793	$12,896,602
Covered loans	9,425	56,282	5,877	7,937	266,910	346,431
Total loans, net of unearned income	$103,582	$86,484	$39,698	$84,566	$12,928,703	$13,243,033

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2013		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,432	$—	$2,940	$12,111	$1,665,753	$1,696,236
Franchise	—	—	—	450	201,790	202,240
Mortgage warehouse lines of credit	—	—	—	—	174,422	174,422
Community Advantage—homeowners association	—	—	—	—	83,003	83,003
Aircraft	—	—	—	—	13,174	13,174
Asset-based lending	1,816	100	2,305	4,949	676,531	685,701
Tax exempt	—	—	—	—	151,492	151,492
Leases	—	—	—	—	102,409	102,409
Other	—	—	—	—	98	98
PCI - commercial (1)	—	190	—	1,632	9,334	11,156
Total commercial	17,248	290	5,245	19,142	3,078,006	3,119,931
Commercial real-estate:
Residential construction	2,659	3,263	379	—	32,998	39,299
Commercial construction	7,857	—	1,271	70	128,845	138,043
Land	5,742	—	330	4,141	106,640	116,853
Office	6,324	—	4,210	2,720	584,503	597,757
Industrial	5,773	—	4,597	4,984	600,147	615,501
Retail	7,471	—	1,760	2,031	596,129	607,391
Multi-family	3,337	—	401	3,149	526,681	533,568
Mixed use and other	15,662	—	2,183	10,379	1,350,581	1,378,805
PCI - commercial real-estate (1)	—	6,466	3,430	6,226	51,289	67,411
Total commercial real-estate	54,825	9,729	18,561	33,700	3,977,813	4,094,628
Home equity	12,322	25	2,085	5,821	738,007	758,260
Residential real estate	10,213	—	1,896	1,836	368,696	382,641
PCI - residential real estate (1)	—	—	46	260	2,014	2,320
Premium finance receivables
Commercial insurance loans	13,605	6,671	6,592	11,386	2,127,480	2,165,734
Life insurance loans	16	1,212	7,896	—	1,337,573	1,346,697
PCI - life insurance loans (1)	—	—	—	—	474,450	474,450
Consumer and other	1,768	217	512	584	168,812	171,893
PCI - consumer and other (1)	—	28	—	—	310	338
Total loans, net of unearned income, excluding covered loans	$109,997	$18,172	$42,833	$72,729	$12,273,161	$12,516,892
Covered loans	3,982	97,000	10,568	4,852	338,200	454,602
Total loans, net of unearned income	$113,979	$115,172	$53,401	$77,581	$12,611,361	$12,971,494

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at June 30, 2014, December 31, 2013 and June 30, 2013:

	Performing			Non-performing			Total
(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013	June 30, 2014	December 31, 2013	June 30, 2013	June 30, 2014	December 31, 2013	June 30, 2013
Loan Balances:
Commercial
Commercial and industrial	$2,006,264	$1,826,063	$1,680,804	$6,216	$10,143	$15,432	$2,012,480	$1,836,206	$1,696,236
Franchise	223,456	220,383	202,240	—	—	—	223,456	220,383	202,240
Mortgage warehouse lines of credit	148,211	67,470	174,422	—	—	—	148,211	67,470	174,422
Community Advantage—homeowners association	94,009	90,894	83,003	—	—	—	94,009	90,894	83,003
Aircraft	7,847	10,241	13,174	—	—	—	7,847	10,241	13,174
Asset-based lending	778,049	734,456	683,785	295	637	1,916	778,344	735,093	685,701
Tax exempt	208,913	161,239	151,492	—	—	—	208,913	161,239	151,492
Leases	144,435	109,831	102,409	—	—	—	144,435	109,831	102,409
Other	9,792	11,147	98	—	—	—	9,792	11,147	98
PCI - commercial (1)	12,943	11,183	11,156	—	—	—	12,943	11,183	11,156
Total commercial	3,633,919	3,242,907	3,102,583	6,511	10,780	17,348	3,640,430	3,253,687	3,119,931
Commercial real-estate
Residential construction	29,959	38,351	33,377	—	149	5,922	29,959	38,500	39,299
Commercial construction	154,220	129,737	130,186	839	6,969	7,857	155,059	136,706	138,043
Land	103,560	103,971	111,111	2,367	2,814	5,742	105,927	106,785	116,853
Office	656,967	632,154	591,433	10,950	10,087	6,324	667,917	642,241	597,757
Industrial	612,543	628,284	609,728	5,097	5,654	5,773	617,640	633,938	615,501
Retail	690,186	645,397	599,920	6,909	10,862	7,471	697,095	656,259	607,391
Multi-family	635,480	564,502	530,231	689	2,035	3,337	636,169	566,537	533,568
Mixed use and other	1,368,660	1,364,136	1,363,143	9,779	8,318	15,662	1,378,439	1,372,454	1,378,805
PCI - commercial real-estate(1)	65,267	76,615	67,411	—	—	—	65,267	76,615	67,411
Total commercial real-estate	4,316,842	4,183,147	4,036,540	36,630	46,888	58,088	4,353,472	4,230,035	4,094,628
Home equity	707,838	709,066	745,913	5,804	10,071	12,347	713,642	719,137	758,260
Residential real-estate	433,829	417,151	372,428	15,294	14,974	10,213	449,123	432,125	382,641
PCI - residential real-estate (1)	2,782	2,867	2,320	—	—	—	2,782	2,867	2,320
Premium finance receivables
Commercial insurance loans	2,355,956	2,148,186	2,145,458	22,573	19,379	20,276	2,378,529	2,167,565	2,165,734
Life insurance loans	1,641,236	1,499,792	1,345,469	649	—	1,228	1,641,885	1,499,792	1,346,697
PCI - life insurance loans (1)	409,760	423,906	474,450	—	—	—	409,760	423,906	474,450
Consumer and other	158,986	165,042	169,908	1,189	1,242	1,985	160,175	166,284	171,893
PCI - consumer and other(1)	198	1,204	338	—	—	—	198	1,204	338
Total loans, net of unearned income, excluding covered loans	$13,661,346	$12,793,268	$12,395,407	$88,650	$103,334	$121,485	$13,749,996	$12,896,602	$12,516,892

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months ended June 30, 2014 and 2013 is as follows:

Three months ended June 30, 2014		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$24,689	$44,605	$10,966	$4,691	$5,582	$1,742	$92,275
Other adjustments	(22)	(96)	(1)	(2)	16	—	(105)
Reclassification from (to) allowance for unfunded lending-related commitments	—	(146)	—	—	—	—	(146)
Charge-offs	(2,384)	(2,351)	(730)	(689)	(1,492)	(213)	(7,859)
Recoveries	270	342	122	74	314	153	1,275
Provision for credit losses	3,485	(1,652)	3,561	(341)	1,889	(129)	6,813
Allowance for loan losses at period end	$26,038	$40,702	$13,918	$3,733	$6,309	$1,553	$92,253
Allowance for unfunded lending-related commitments at period end	$—	$884	$—	$—	$—	$—	$884
Allowance for credit losses at period end	$26,038	$41,586	$13,918	$3,733	$6,309	$1,553	$93,137
Individually evaluated for impairment	$1,927	$7,237	$636	$484	$—	$102	$10,386
Collectively evaluated for impairment	24,100	34,349	13,282	3,196	6,309	1,451	82,687
Loans acquired with deteriorated credit quality	11	—	—	53	—	—	64
Loans at period end
Individually evaluated for impairment	$12,397	$100,068	$6,030	$18,680	$—	$1,560	$138,735
Collectively evaluated for impairment	3,615,090	4,188,137	707,612	430,443	4,020,414	158,615	13,120,311
Loans acquired with deteriorated credit quality	12,943	65,267	—	2,782	409,760	198	490,950

Three months ended June 30, 2013		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,952	$56,408	$12,122	$5,140	$6,071	$1,655	$110,348
Other adjustments	(1)	(211)	—	(85)	(12)	—	(309)
Reclassification from (to) allowance for unfunded lending-related commitments	—	65	—	—	—	—	65
Charge-offs	(1,093)	(14,947)	(1,785)	(517)	(1,306)	(128)	(19,776)
Recoveries	268	584	171	18	279	61	1,381
Provision for credit losses	605	10,057	3,697	269	236	269	15,133
Allowance for loan losses at period end	$28,731	$51,956	$14,205	$4,825	$5,268	$1,857	$106,842
Allowance for unfunded lending-related commitments at period end	$—	$3,563	$—	$—	$—	$—	$3,563
Allowance for credit losses at period end	$28,731	$55,519	$14,205	$4,825	$5,268	$1,857	$110,405
Individually evaluated for impairment	$5,587	$7,411	$1,060	$606	$—	$218	$14,882
Collectively evaluated for impairment	23,066	47,994	13,145	4,209	5,268	1,639	95,321
Loans acquired with deteriorated credit quality	78	114	—	10	—	—	202
Loans at period end
Individually evaluated for impairment	$25,495	$139,920	$13,488	$13,629	$—	$1,838	$194,370
Collectively evaluated for impairment	3,083,280	3,887,297	744,772	369,012	3,512,431	170,055	11,766,847
Loans acquired with deteriorated credit quality	11,156	67,411	—	2,320	474,450	338	555,675

Six months ended June 30, 2014		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$23,092	$48,658	$12,611	$5,108	$5,583	$1,870	$96,922
Other adjustments	(37)	(217)	(2)	(4)	7	—	(253)
Reclassification from (to) allowance for unfunded lending-related commitments	—	(164)	—	—	—	—	(164)
Charge-offs	(3,032)	(6,844)	(2,997)	(915)	(2,702)	(386)	(16,876)
Recoveries	587	487	379	205	635	214	2,507
Provision for credit losses	5,428	(1,218)	3,927	(661)	2,786	(145)	10,117
Allowance for loan losses at period end	$26,038	$40,702	$13,918	$3,733	$6,309	$1,553	$92,253
Allowance for unfunded lending-related commitments at period end	$—	$884	$—	$—	$—	$—	$884
Allowance for credit losses at period end	$26,038	$41,586	$13,918	$3,733	$6,309	$1,553	$93,137

Six months ended June 30, 2013		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,794	$52,135	$12,734	$5,560	$6,096	$2,032	$107,351
Other adjustments	(4)	(428)	—	(94)	(12)	—	(538)
Reclassification from (to) allowance for unfunded lending-related commitments	—	(148)	—	—	—	—	(148)
Charge-offs	(5,633)	(18,246)	(4,182)	(2,245)	(2,374)	(257)	(32,937)
Recoveries	563	952	333	23	573	170	2,614
Provision for credit losses	5,011	17,691	5,320	1,581	985	(88)	30,500
Allowance for loan losses at period end	$28,731	$51,956	$14,205	$4,825	$5,268	$1,857	$106,842
Allowance for unfunded lending-related commitments at period end	$—	$3,563	$—	$—	$—	$—	$3,563
Allowance for credit losses at period end	$28,731	$55,519	$14,205	$4,825	$5,268	$1,857	$110,405

A summary of activity in the allowance for covered loan losses for the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$3,447	$12,272	$10,092	$13,454
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(764)	1,246	(7,885)	2,846
Benefit attributable to FDIC loss share agreements	611	(997)	6,308	(2,277)
Net provision for covered loan losses	(153)	249	(1,577)	569
(Decrease) increase in FDIC indemnification asset	(611)	997	(6,308)	2,277
Loans charged-off	(2,189)	(2,266)	(5,053)	(5,057)
Recoveries of loans charged-off	1,173	3,177	4,513	3,186
Net recoveries (charge-offs)	(1,016)	911	(540)	(1,871)
Balance at end of period	$1,667	$14,429	$1,667	$14,429
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
Impaired Loans
A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$91,511	$92,184	$96,519
Impaired loans with no allowance for loan loss required	45,734	70,045	93,629
Total impaired loans (2)	$137,245	$162,229	$190,148
Allowance for loan losses related to impaired loans	$10,298	$8,265	$11,839
TDRs	$88,107	$107,103	$126,196

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Six Months Ended
	As of June 30, 2014			June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,220	$10,152	$1,631	$8,332	$339
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	270	290	270	275	7
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	2,146	2,156	128	2,150	44
Land	11,687	15,538	363	11,876	378
Office	14,403	15,159	2,664	14,517	335
Industrial	3,349	3,455	227	3,372	76
Retail	14,320	14,733	1,590	14,343	304
Multi-family	2,835	3,349	119	2,857	73
Mixed use and other	27,418	27,565	2,111	28,474	551
Home equity	1,562	1,616	636	1,567	30
Residential real-estate	5,997	6,372	457	5,914	140
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	304	364	102	308	8
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$4,222	$8,666	$—	$4,591	$219
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,952	—	150	50
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	1,031	1,031	—	1,051	23
Land	3,917	4,958	—	5,657	131
Office	2,598	2,599	—	2,605	73
Industrial	3,603	3,839	—	3,155	95
Retail	6,422	7,813	—	6,456	188
Multi-family	440	966	—	497	22
Mixed use and other	5,330	7,842	—	5,875	218
Home equity	4,468	6,553	—	4,842	138
Residential real-estate	12,422	15,538	—	12,836	295
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	1,256	1,775	—	1,260	53
Total loans, net of unearned income, excluding covered loans	$137,245	$164,281	$10,298	$142,960	$3,790

				For the Twelve Months Ended
	As of December 31, 2013			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$6,297	$7,001	$1,078	$6,611	$354
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	282	294	282	295	14
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	3,099	3,099	18	3,098	115
Land	10,518	11,871	259	10,323	411
Office	7,792	8,444	1,253	8,148	333
Industrial	3,385	3,506	193	3,638	179
Retail	17,511	17,638	1,253	17,678	724
Multi-family	3,237	3,730	235	2,248	139
Mixed use and other	28,935	29,051	1,366	26,792	1,194
Home equity	3,985	5,238	1,593	4,855	236
Residential real-estate	6,876	7,023	626	6,335	273
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	267	269	109	273	11
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,890	$16,333	$—	$13,928	$1,043
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	354	2,311	—	2,162	121
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,463	1,530	—	1,609	64
Commercial construction	7,710	13,227	—	9,680	722
Land	5,035	8,813	—	5,384	418
Office	10,379	11,717	—	10,925	610
Industrial	5,087	5,267	—	5,160	328
Retail	7,047	8,610	—	8,462	400
Multi-family	608	1,030	—	903	47
Mixed use and other	4,077	6,213	—	5,046	352
Home equity	6,312	7,790	—	6,307	324
Residential real-estate	10,761	13,585	—	9,443	393
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	1,322	1,865	—	1,355	115
Total loans, net of unearned income, excluding covered loans	$162,229	$195,455	$8,265	$170,658	$8,920

				For the Six Months Ended
	As of June 30, 2013			June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,720	$13,429	$4,561	$12,131	$434
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	1,803	1,810	988	1,721	46
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,528	1,615	403	1,547	33
Commercial construction	10,591	10,591	67	10,853	207
Land	8,713	8,894	173	7,281	117
Office	9,306	9,411	685	9,385	170
Industrial	4,165	5,226	203	5,047	159
Retail	12,730	12,730	152	12,675	254
Multi-family	4,712	5,173	1,068	4,824	112
Mixed use and other	23,996	24,940	1,686	21,742	499
Home equity	3,454	4,857	1,060	4,183	87
Residential real-estate	3,155	3,666	575	2,905	62
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	646	648	218	650	17
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$11,028	$14,384	$—	$12,155	$393
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	12	1,352	—	19	36
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	4,100	4,481	—	3,782	81
Commercial construction	8,377	13,410	—	11,508	357
Land	8,195	13,910	—	9,791	331
Office	7,442	9,171	—	8,581	237
Industrial	5,178	5,321	—	5,234	141
Retail	16,114	17,374	—	15,512	406
Multi-family	894	3,009	—	1,235	74
Mixed use and other	10,856	13,464	—	9,623	293
Home equity	10,034	11,734	—	10,012	235
Residential real-estate	10,207	10,860	—	10,632	211
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	1,192	1,736	—	1,221	52
Total loans, net of unearned income, excluding covered loans	$190,148	$223,196	$11,839	$194,249	$5,044

TDRs
At June 30, 2014, the Company had $88.1 million in loans modified in TDRs. The $88.1 million in TDRs represents 143 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
Each TDR was reviewed for impairment at June 30, 2014 and approximately $4.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended June 30, 2014 and 2013, the Company recorded $103,000 and $296,000, respectively, in interest income representing this decrease in impairment. For the six months ended June 30, 2014 and 2013, the Company recorded $235,000 and $522,000, respectively, in interest income.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended June 30, 2014 and 2013, respectively, which represent TDRs:

Three months ended June 30, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real-estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	1	790	1	790	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	1	181	—	—	1	181	—	—	—	—
Mixed use and other	4	1,049	1	233	4	1,049	—	—	—	—
Residential real estate and other	1	220	1	220	—	—	1	220	—	—
Total loans	7	$2,240	3	$1,243	5	$1,230	1	$220	—	$—

Three months ended June 30, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real-estate
Commercial construction	3	6,120	3	6,120	—	—	3	6,120	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	3	3,465	3	3,465	—	—	—	—	—	—
Industrial	1	949	1	949	1	949	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	2	3,533	2	3,533	2	3,533	—	—	—	—
Residential real estate and other	3	401	1	25	3	401	1	111	—	—
Total loans	12	$14,468	10	$14,092	6	$4,883	4	$6,231	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended June 30, 2014, seven loans totaling $2.2 million were determined to be TDRs, compared to 12 loans totaling $14.5 million in the same period of 2013. Of these loans extended at below market terms, the weighted average extension had a term of approximately 16 months during the three months ended June 30, 2014 and 2013. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 137 basis points and 225 basis points during the three months ending June 30, 2014 and 2013, respectively. Interest-only payment terms were approximately six months during the three months ending June 30, 2014 compared to approximately eleven months during the three months ending June 30, 2013. Additionally, no principal balances were forgiven in the second quarter of 2014 and 2013.

Six months ended June 30, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	1	$88	—	$—	1	$88	—	$—
Commercial real-estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	1	790	1	790	—	—	—	—	—	—
Industrial	1	1,078	1	1,078	—	—	1	1,078	—	—
Retail	1	202	1	202	—	—	—	—	—	—
Multi-family	1	181	—	—	1	181	—	—	—	—
Mixed use and other	7	4,926	3	2,837	7	4,926	1	1,273	—	—
Residential real estate and other	1	220	1	220	—	—	1	220	—	—
Total loans	13	$7,485	8	$5,215	8	$5,107	4	$2,659	—	$—

Six months ended June 30, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	5	$573	4	$553	2	$185	—	$—
Commercial real-estate
Commercial construction	3	6,120	3	6,120	—	—	3	6,120	—	—
Land	2	287	2	287	2	287	—	—	1	73
Office	3	3,465	3	3,465	—	—	—	—	—	—
Industrial	1	949	1	949	1	949	—	—	—	—
Retail	1	200	1	200	1	200	—	—	—	—
Multi-family	1	705	1	705	1	705	—	—	—	—
Mixed use and other	2	3,533	2	3,533	2	3,533	—	—	—	—
Residential real estate and other	7	778	3	95	6	762	2	234	—	—
Total loans	26	$16,745	21	$15,927	17	$6,989	7	$6,539	1	$73

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the six months ended June 30, 2014, 13 loans totaling $7.5 million were determined to be TDRs, compared to 26 loans totaling $16.7 million in the same period of 2013. Of these loans extended at below market terms, the weighted average extension had a term of approximately 14 months during the six months ended June 30, 2014 compared to 17 months for the same period of 2013. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 167 basis points and 203 basis points during the six months ending June 30, 2014 and 2013, respectively. Interest-only payment terms were approximately nine months and eleven months during the six months ending June 30, 2014 and 2013, respectively. Additionally, no balances were forgiven in the first six months of 2014 compared to $50,000 in balances forgiven during the same period of 2013.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2014 and 2013, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2014		Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	—	$—	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Land	1	2,352	1	2,352	1	2,352
Office	2	1,345	—	—	—	—
Industrial	1	1,078	1	1,078	1	1,078
Retail	1	202	—	—	—	—
Multi-family	1	181	—	—	—	—
Mixed use and other	11	6,436	3	577	3	577
Residential real estate and other	4	1,738	1	169	1	169
Total loans	22	$13,420	6	$4,176	6	$4,176

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(Dollars in thousands)	As of June 30, 2013		Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	11	$2,136	3	$236	3	$236
Commercial real-estate
Residential construction	1	496	—	—	—	—
Commercial construction	3	6,120	—	—	—	—
Land	2	287	—	—	—	—
Office	3	3,465	1	1,648	1	1,648
Industrial	2	1,676	1	727	1	727
Retail	4	5,085	—	—	—	—
Multi-family	2	1,085	1	705	1	705
Mixed use and other	11	7,230	3	683	3	683
Residential real estate and other	12	1,341	5	563	5	563
Total loans	51	$28,921	14	$4,562	14	$4,562

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2014	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2014
Community banking	$305,313	$600	$—	$—	$305,913
Specialty finance	37,370	6,435	—	139	43,944
Wealth management	31,864	—	—	—	31,864
Total	$374,547	$7,035	$—	$139	$381,721
The community banking segment's goodwill increased $600,000 in 2014 as a result of the acquisition of the Stone Park branch office and certain related deposits of Urban Partnership Bank in the second quarter of 2014. The specialty finance segment’s goodwill increased $6.6 million in 2014 as a result of the acquisitions of Policy Billing Services Inc. and Equity Premium Finance Inc. during the second quarter of 2014 and foreign currency translation adjustments related to previous Canadian acquisitions.

At June 30, 2014, the Company utilized a quantitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. The annual goodwill impairment tests of the specialty finance and wealth management segments will be conducted at December 31, 2014.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of June 30, 2014 is as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$40,770	$40,770	$39,350
Accumulated amortization	(31,223)	(29,189)	(27,132)
Net carrying amount	$9,547	$11,581	$12,218
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(878)	(805)	(731)
Net carrying amount	$922	$995	$1,069
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,690	$7,690	$7,690
Accumulated amortization	(1,265)	(1,053)	(840)
Net carrying amount	$6,425	$6,637	$6,850
Total other intangible assets, net	$16,894	$19,213	$20,137

Estimated amortization
Actual in six months ended June 30, 2014	$2,319
Estimated remaining in 2014	2,051
Estimated—2015	2,791
Estimated—2016	2,180
Estimated—2017	1,764
Estimated—2018	1,544
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
Total amortization expense associated with finite-lived intangibles totaled approximately $2.3 million for the six months ended June 30, 2014 and 2013.

(9) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Balance:
Non-interest bearing	$3,072,430	$2,721,771	$2,450,659
NOW	2,002,868	1,953,882	2,147,004
Wealth management deposits	1,220,102	1,013,850	1,083,897
Money market	3,591,540	3,359,999	3,037,354
Savings	1,427,222	1,392,575	1,304,619
Time certificates of deposit	4,242,214	4,226,712	4,342,321
Total deposits	$15,556,376	$14,668,789	$14,365,854
Mix:
Non-interest bearing	20%	19%	17%
NOW	13	13	15
Wealth management deposits	8	7	8
Money market	23	23	21
Savings	9	9	9
Time certificates of deposit	27	29	30
Total deposits	100%	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.
(10) Notes Payable, Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Notes payable	$—	$364	$1,729
Federal Home Loan Bank advances	580,582	417,762	585,942
Other borrowings:
Securities sold under repurchase agreements	24,633	235,347	224,915
Other	19,083	19,393	27,861
Total other borrowings	43,716	254,740	252,776
Subordinated notes	140,000	—	10,000
Total notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes	$764,298	$672,866	$850,447
At June 30, 2014, the Company had no notes payable outstanding compared to $364,000 outstanding at December 31, 2013 and $1.7 million outstanding at June 30, 2013. In prior periods, notes payable represented an unsecured promissory note to a Great Lakes Advisor shareholder ("Unsecured Promissory Note") assumed by the Company as a result of the respective acquisition in 2013 and a loan agreement ("Agreement") with unaffiliated banks. Under the Unsecured Promissory Note, the Company made quarterly principal payments and paid interest at a rate of the federal funds rate plus 100 basis points. In the second quarter of 2014, the remaining balance of the Unsecured Promissory Note was paid off. At December 31, 2013 and June 30, 2013, this Unsecured Promissory Note had an outstanding balance of $364,000 and $729,000, respectively.
Additionally, the Company previously had a $101.0 million loan agreement with unaffiliated banks. The Agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. The Agreement was amended in 2013, effectively extending the maturity date on the revolving credit facility from October 25, 2013 to November 6, 2014. The Company repaid and terminated its $1.0 million term loan at that time. At June 30, 2014 and December 31, 2013, no amount was outstanding on the $100.0 million revolving credit facility compared to $1.0 million of the term loan outstanding at June 30, 2013. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 350 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 250 basis points (the “Eurodollar Rate”) and (2) 350 basis points. A commitment fee is payable quarterly equal to 0.375% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility.
Borrowings under the Agreement are secured by the stock of some of the banks and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2014, the Company was in compliance with all such covenants. The revolving credit facility is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real-estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At June 30, 2014, December 31, 2013 and June 30, 2013, securities sold under repurchase agreements represent $24.6 million, $55.3 million and $44.9 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks, and $180.0 million of short-term borrowings from brokers for the periods ending December 31, 2013 and June 30, 2013. During the second quarter of 2014, the Company paid off the $180.0 million short term borrowings from brokers. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of June 30, 2014, the Company had pledged securities related to its customer balances in sweep accounts of $51.7 million, which exceeds the outstanding borrowings resulting in no net credit exposure. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at June 30, 2014 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company. At June 30, 2014, the Fixed-rate Promissory Note had an outstanding balance of $19.1 million. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.

Junior subordinated amortizing notes issued by the Company in connection with the issuance of the TEU's in December 2010 were paid off in 2013. At issuance, the junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes had a stated interest rate of 9.5% and required quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs were amortized to interest expense using the effective-interest method. The scheduled final installment payment on the notes was December 15, 2013. See Note 16 – Shareholders’ Equity and Earnings Per Share for further discussion of the TEUs.
At June 30, 2014, the Company had outstanding subordinated notes totaling $140.0 million. During the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024. At December 31, 2013, the Company had no outstanding subordinated notes and at June 30, 2013, the Company had an obligation for one note issued in October 2005 with a remaining balance of $10.0 million and a maturity in May 2015. In November 2013, this note with the remaining balance of $10.0 million was paid-off prior to maturity. Interest on this note was calculated at a rate equal to three-month LIBOR plus 130 basis points.
(11) Junior Subordinated Debentures
As of June 30, 2014, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2014. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 6/30/2014	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.48%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.03%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.83%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.18%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.68%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	L+1.63	1.86%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.23%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.23%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.23%	05/2004	05/2034	05/2009
Total			$249,493		2.42%
The junior subordinated debentures totaled $249.5 million at June 30, 2014, December 31, 2013 and June 30, 2013.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2014, the weighted average contractual interest rate on the junior subordinated debentures was 2.42%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. Two of these interest rate caps, which were purchased in 2013 with an aggregate notional amount of $90 million, replaced two interest rate swaps that matured in September 2013. The hedge-adjusted rate on the junior subordinated debentures as of June 30, 2014, was 3.14%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At June 30, 2014, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2014	June 30, 2013
Net interest income:
Community Banking	$121,228	$111,366	$9,862	9%
Specialty Finance	19,792	17,384	2,408	14
Wealth Management	4,006	3,281	725	22
Total Operating Segments	145,026	132,031	12,995	10
Intersegment Eliminations	4,154	3,793	361	10
Consolidated net interest income	$149,180	$135,824	$13,356	10%
Non-interest income:
Community Banking	$33,337	$45,365	$(12,028)	(27)%
Specialty Finance	8,455	8,193	262	3
Wealth Management	19,235	16,681	2,554	15
Total Operating Segments	61,027	70,239	(9,212)	(13)
Intersegment Eliminations	(6,925)	(6,244)	(681)	(11)
Consolidated non-interest income	$54,102	$63,995	$(9,893)	(15)%
Net revenue:
Community Banking	$154,565	$156,731	$(2,166)	(1)%
Specialty Finance	28,247	25,577	2,670	10
Wealth Management	23,241	19,962	3,279	16
Total Operating Segments	206,053	202,270	3,783	2
Intersegment Eliminations	(2,771)	(2,451)	(320)	(13)
Consolidated net revenue	$203,282	$199,819	$3,463	2%
Segment profit:
Community Banking	$24,628	$21,995	$2,633	12%
Specialty Finance	10,302	9,692	610	6
Wealth Management	3,611	2,620	991	38
Consolidated net income	$38,541	$34,307	$4,234	12%
Segment assets:
Community Banking	$15,669,443	$14,710,628	$958,815	7%
Specialty Finance	2,703,761	2,418,208	285,553	12
Wealth Management	522,477	484,710	37,767	8
Consolidated total assets	$18,895,681	$17,613,546	$1,282,135	7%

	Six months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2014	June 30, 2013
Net interest income:
Community Banking	$237,983	$217,596	$20,387	9%
Specialty Finance	39,004	34,866	4,138	12
Wealth Management	8,105	6,728	1,377	20
Total Operating Segments	285,092	259,190	25,902	10
Intersegment Eliminations	8,094	7,347	747	10
Consolidated net interest income	$293,186	$266,537	$26,649	10%
Non-interest income:
Community Banking	$60,656	$85,966	$(25,310)	(29)%
Specialty Finance	16,336	15,497	839	5
Wealth Management	36,176	32,124	4,052	13
Total Operating Segments	113,168	133,587	(20,419)	(15)
Intersegment Eliminations	(13,537)	(12,213)	(1,324)	(11)
Consolidated non-interest income	$99,631	$121,374	$(21,743)	(18)%
Net revenue:
Community Banking	$298,639	$303,562	$(4,923)	(2)%
Specialty Finance	55,340	50,363	4,977	10
Wealth Management	44,281	38,852	5,429	14
Total Operating Segments	398,260	392,777	5,483	1
Intersegment Eliminations	(5,443)	(4,866)	(577)	(12)
Consolidated net revenue	$392,817	$387,911	$4,906	1%
Segment profit:
Community Banking	$47,209	$42,974	$4,235	10%
Specialty Finance	19,284	18,321	963	5
Wealth Management	6,548	5,064	1,484	29
Consolidated net income	$73,041	$66,359	$6,682	10%

(13) Derivative Financial Instruments
The Company primarily enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying term (such as a rate, security price or price index) specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying term. Derivatives are also implicit in certain contracts and commitments.
The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and caps to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; and (4) covered call options to economically hedge specific investment securities and receive fee income effectively enhancing the overall yield on such securities. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.
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
Below is a summary of the interest rate cap derivatives held by the Company as of June 30, 2014:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	June 30, 2014
September 30, 2011	September 30, 2014	$20,000	Cash Flow Hedging	$—
September 30, 2011	September 30, 2014	40,000	Cash Flow Hedging	—
May 3, 2012	May 3, 2015	77,000	Non-Hedge Designated	—
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	172
June 1, 2012	April 1, 2015	96,530	Non-Hedge Designated	—
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	389
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	134
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	103
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	686
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	288
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	637
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	534
		$1,030,030		$2,943
The Company recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they are effective hedges, are recorded as a component of other comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815, including changes in fair value related to the ineffective portion of cash flow hedges, are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are corroborated through comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans) are estimated based on changes in mortgage interest rates from the date of the loan commitment. The fair value of foreign currency derivatives is computed based on changes in foreign currency rates stated in the contract compared to those prevailing at the measurement date.
The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2014, December 31, 2013 and June 30, 2013:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013	June 30, 2014	December 31, 2013	June 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$1,663	$1,776	$2,146	$2,727	$3,160	$4,416
Interest rate derivatives designated as Fair Value Hedges	65	107	94	3	1	—
Total derivatives designated as hedging instruments under ASC 815	$1,728	$1,883	$2,240	$2,730	$3,161	$4,416
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$35,733	$36,073	$35,878	$34,003	$31,646	$29,372
Interest rate lock commitments	13,479	7,500	14,579	9	147	3,208
Forward commitments to sell mortgage loans	27	2,761	7,835	6,901	2,310	583
Foreign exchange contracts	—	4	22	7	—	75
Total derivatives not designated as hedging instruments under ASC 815	$49,239	$46,338	$58,314	$40,920	$34,103	$33,238
Total derivatives	$50,967	$48,221	$60,554	$43,650	$37,264	$37,654
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
During the first quarter of 2014, the Company designated two existing interest rate cap derivatives as cash flow hedges of variable rate deposits. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of June 30, 2014, the Company had two interest rate swaps and four interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the six months ended June 30, 2014 or June 30, 2013. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of June 30, 2014:

	June 30, 2014
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2016	50,000	(1,795)
October 2016	25,000	(932)
Total Interest Rate Swaps	75,000	(2,727)
Interest Rate Caps:
September 2014	20,000	—
September 2014	40,000	—
August 2016	43,500	103
August 2016	216,500	389
September 2017	50,000	637
September 2017	40,000	534
Total Interest Rate Caps	410,000	1,663
Total Cash Flow Hedges	$485,000	$(1,064)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Unrealized loss at beginning of period	$(4,069)	$(7,199)	$(3,971)	$(8,673)
Amount reclassified from accumulated other comprehensive loss to interest expense on junior subordinated debentures	521	1,583	1,014	3,122
Amount of (loss)/gain recognized in other comprehensive income	(1,147)	586	(1,738)	521
Unrealized loss at end of period	$(4,695)	$(5,030)	$(4,695)	$(5,030)
As of June 30, 2014, the Company estimates that during the next twelve months, $1.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2014, the Company has three interest rate swaps with an aggregate notional amount of $5.5 million that were designated as fair value hedges associated with fixed rate commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net loss of $1,000 and a net gain of $10,000 in other income related to hedge ineffectiveness for the three months ended June 30, 2014 and 2013, respectively. and a net loss of $3,000 and a net gain of $9,000 for the respective year-to-date periods. The Company also recognized a net decrease in interest income of $10,000 and a net increase in interest income of $7,000 for the respective three month periods ended June 30, 2014 and 2013 related to net settlements on the derivatives. On a year-to-date basis, the Company recognized a net decrease in interest income of $20,000 and a net increase in interest income of $5,000 for the respective six month periods ended June 30, 2014 and 2013 related to net settlements on the derivatives.
On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, the Company recorded amortization of the basis in the previously hedged item as a reduction to interest income of $43,000 and $86,000 in the three and six month periods ended June 30, 2014, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of June 30, 2014 and 2013:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Three Months Ended		Amount of Gain/(Loss) Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended
		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest rate products	Trading (losses)/gains, net	$(26)	$67	$25	$(57)	$(1)	$10

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Six Months Ended		Amount of Gain/(Loss) Recognized in Income on Hedged Item Six Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Six Months Ended
		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest rate products	Trading (losses)/gains, net	$(43)	$56	$40	$(47)	$(3)	$9
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At June 30, 2014, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $2.9 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from July 2014 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2014, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $620.5 million and interest rate lock commitments with an aggregate notional amount of approximately $406.0 million. Additionally, the Company’s total mortgage loans held-for-sale at June 30, 2014 was $363.6 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of June 30, 2014 the Company held foreign currency derivatives with an aggregate notional amount of approximately $1.2 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily as an economic hedge to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized in non-interest income. There were no covered call options outstanding as of June 30, 2014, December 31, 2013 or June 30, 2013.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. As of June 30, 2014, the Company held six interest rate cap derivative contracts, which are not designated in hedge relationships, with an aggregate notional value of $620.0 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest rate swaps and caps	Trading (losses)/gains, net	$(737)	$3,217	$(1,414)	$2,920
Mortgage banking derivatives	Mortgage banking revenue	(4,885)	(2,368)	(1,208)	(3,038)
Covered call options	Fees from covered call options	1,244	993	2,786	2,632
Foreign exchange contracts	Trading (losses)/gains, net	(10)	79	(11)	(67)
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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2014 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $33.7 million. If the Company had breached any of these provisions at June 30, 2014 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013	June 30, 2014	December 31, 2013	June 30, 2013
Gross Amounts Recognized	$37,461	$37,956	$38,118	$36,733	$34,807	$33,788
Less: Amounts offset in the Statements of Financial Condition	$—	$—	$—	$—	$—	$—
Net amount presented in the Statements of Financial Condition	$37,461	$37,956	$38,118	$36,733	$34,807	$33,788
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(3,738)	(8,826)	(8,192)	(3,738)	(8,826)	(8,192)
Securities Collateral Posted (1)	—	—	—	(26,354)	(25,981)	(25,027)
Net Credit Exposure	$33,723	$29,130	$29,926	$6,641	$—	$569

(1) As of December 31, 2013, the Company posted securities collateral of $34.6 million which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.
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

At June 30, 2014, the Company classified $38.1 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southeastern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the second quarter of 2014, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2014 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At June 30, 2014, the Company held $24.2 million of equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At June 30, 2014, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.24%-2.10% with an average of 1.72% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—Mortgage loans originated by Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. ("Barrington Bank"), are carried at fair value. The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At June 30, 2014, the Company classified $8.2 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at June 30, 2014 was 9.66% with discount rates applied ranging from 9.5%-13.0%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 11%-16% or a weighted average prepayment speed of 12.68% used as an input to value the pool of mortgage servicing rights at June 30, 2014. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$388,415	$—	$388,415	$—
U.S. Government agencies	766,000	—	766,000	—
Municipal	176,107	—	138,054	38,053
Corporate notes	135,303	—	135,303	—
Mortgage-backed	303,563	—	303,563	—
Equity securities	54,852	—	30,700	24,152
Trading account securities	2,234	—	2,234	—
Mortgage loans held-for-sale	363,627	—	363,627	—
Mortgage servicing rights	8,227	—	—	8,227
Nonqualified deferred compensation assets	7,850	—	7,850	—
Derivative assets	50,967	—	50,967	—
Total	$2,257,145	$—	$2,186,713	$70,432
Derivative liabilities	$43,650	$—	$43,650	$—

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$336,095	$—	$336,095	$—
U.S. Government agencies	895,688	—	895,688	—
Municipal	152,716	—	116,330	36,386
Corporate notes	135,038	—	135,038	—
Mortgage-backed	605,225	—	605,225	—
Equity securities	51,528	—	29,365	22,163
Trading account securities	497	—	497	—
Mortgage loans held-for-sale	332,485	—	332,485	—
Mortgage servicing rights	8,946	—	—	8,946
Nonqualified deferred compensation assets	7,222	—	7,222	—
Derivative assets	48,221	—	48,221	—
Total	$2,573,661	$—	$2,506,166	$67,495
Derivative liabilities	$37,264	$—	$37,264	$—

	June 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$210,975	$—	$210,975	$—
U.S. Government agencies	958,458	—	958,458	—
Municipal	150,127	—	117,695	32,432
Corporate notes	141,933	—	141,933	—
Mortgage-backed	332,767	—	332,767	—
Equity securities	49,564	—	27,136	22,428
Trading account securities	659	—	659	—
Mortgage loans held-for-sale	525,027	—	525,027	—
Mortgage servicing rights	8,636	—	—	8,636
Nonqualified deferred compensation assets	6,793	—	6,793	—
Derivative assets	60,554	—	60,554	—
Total	$2,445,493	$—	$2,381,997	$63,496
Derivative liabilities	$37,654	$—	$37,654	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2014, December 31, 2013 and June 30, 2013 for mortgage loans held-for-sale measured at fair value under ASC 825 was $340.5 million, $314.9 million and $539.5 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $363.6 million, $332.5 million and $525.0 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of June 30, 2014, December 31, 2013 and June 30, 2013.
The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at March 31, 2014	$39,772	$23,438	$8,719
Total net gains (losses) included in:
Net loss (1)	—	—	(492)
Other comprehensive income	73	714	—
Purchases	1,606	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(3,398)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2014	$38,053	$24,152	$8,227

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2014	$36,386	$22,163	$8,946
Total net gains (losses) included in:
Net loss (1)	—	—	(719)
Other comprehensive income	220	1,989	—
Purchases	4,966	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(3,519)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2014	$38,053	$24,152	$8,227

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at March 31, 2013	$32,324	$24,470	$7,344
Total net gains (losses) included in:
Net income (1)	—	—	1,292
Other comprehensive income	(302)	(2,042)	—
Purchases	660	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(250)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2013	$32,432	$22,428	$8,636

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2013	$30,770	$22,169	$6,750
Total net gains (losses) included in:
Net income (1)	—	—	1,886
Other comprehensive income	(314)	259	—
Purchases	2,347	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(371)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2013	$32,432	$22,428	$8,636

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2014.

	June 30, 2014				Three Months Ended June 30, 2014 Fair Value Losses Recognized, net	Six Months Ended June 30, 2014 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$65,046	$—	$—	$65,046	$6,133	$13,697
Other real estate owned, including covered other real estate owned (1)	115,584	—	—	115,584	2,761	8,933
Total	$180,630	$—	$—	$180,630	$8,894	$22,630

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At June 30, 2014, the Company had $137.2 million of impaired loans classified as Level 3. Of the $137.2 million of impaired loans, $65.0 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $72.2 million were valued based on discounted cash flows in accordance with ASC 310.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for non-covered other real estate owned and covered other real estate owned. At June 30, 2014, the Company had $115.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The valuation adjustments applied to other real estate owned range from a 55% write-up, to a 40% write-down of the carrying value at June 30, 2014, with a weighted average write-down adjustment of 2.81%. A higher appraisal valuation results in a increased carrying value.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2014 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$38,053	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Equity Securities	24,152	Discounted cash flows	Discount rate	1.24%-2.10%	1.72%	Decrease
Mortgage Servicing Rights	8,227	Discounted cash flows	Discount rate	9.5%-13%	9.66%	Decrease
			Constant prepayment rate (CPR)	11%-16%	12.68%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$65,046	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned, including covered other real estate owned	115,584	Appraisal value	Property specific valuation adjustment	(40)% - 55%	(2.81)%	Increase

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2014		At December 31, 2013		At June 30, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$356,978	$356,978	$263,864	$263,864	$233,299	$233,299
Interest bearing deposits with banks	506,871	506,871	495,574	495,574	440,656	440,656
Available-for-sale securities	1,824,240	1,824,240	2,176,290	2,176,290	1,843,824	1,843,824
Trading account securities	2,234	2,234	497	497	659	659
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	84,531	84,531	79,261	79,261	79,354	79,354
Brokerage customer receivables	28,199	28,199	30,953	30,953	26,214	26,214
Mortgage loans held-for-sale, at fair value	363,627	363,627	332,485	332,485	525,027	525,027
Mortgage loans held-for-sale, at lower of cost or market	—	—	1,842	1,857	12,964	13,113
Total loans	14,025,150	14,741,579	13,243,033	13,867,255	12,971,494	13,613,298
Mortgage servicing rights	8,227	8,227	8,946	8,946	8,636	8,636
Nonqualified deferred compensation assets	7,850	7,850	7,222	7,222	6,793	6,793
Derivative assets	50,967	50,967	48,221	48,221	60,554	60,554
FDIC indemnification asset	46,115	46,115	85,672	85,672	137,681	137,681
Accrued interest receivable and other	165,511	165,511	163,732	163,732	163,703	163,703
Total financial assets	$17,470,500	$18,186,929	$16,937,592	$17,561,829	$16,510,858	$17,152,811
Financial Liabilities
Non-maturity deposits	$11,314,162	$11,314,162	$10,442,077	$10,442,077	$10,023,533	$10,023,533
Deposits with stated maturities	4,242,214	4,255,896	4,226,712	4,242,172	4,342,321	4,359,361
Notes payable	—	—	364	364	1,729	1,729
Federal Home Loan Bank advances	580,582	585,792	417,762	422,750	585,942	591,183
Other borrowings	43,716	43,716	254,740	254,740	252,776	252,776
Subordinated notes	140,000	144,899	—	—	10,000	10,000
Junior subordinated debentures	249,493	250,492	249,493	250,672	249,493	250,597
Derivative liabilities	43,650	43,650	37,264	37,264	37,654	37,654
Accrued interest payable	8,399	8,399	8,556	8,556	11,293	11,293
Total financial liabilities	$16,622,216	$16,647,006	$15,636,968	$15,658,595	$15,514,741	$15,538,126

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with other banks, brokerage customer receivables, FHLB and FRB stock, FDIC indemnification asset, accrued interest receivable and accrued interest payable, non-maturity deposits, notes payable and other borrowings.
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
Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type such as commercial, residential real-estate, etc. Each category is further segmented by interest rate type (fixed and variable) and term. For variable-rate loans that reprice frequently, estimated fair values are based on carrying values. The fair value of residential loans is based on secondary market sources for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for other fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan. The primary impact of credit risk on the present value of the loan portfolio, however, was assessed through the use of the allowance for loan losses, which is believed to represent the current fair value of probable incurred losses for purposes of the fair value calculation. In accordance with ASC 820, the Company has categorized loans as a Level 3 fair value measurement.
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
Subordinated notes. The fair value of the subordinated notes is based on a market price obtained from an independent pricing vendor. In accordance with ASC 820, the Company has categorized subordinated notes as a Level 2 fair value measurement.
Junior subordinated debentures. The fair value of the junior subordinated debentures is based on the discounted value of contractual cash flows. In accordance with ASC 820, the Company has categorized junior subordinated debentures as a Level 3 fair value measurement.

(15) Stock-Based Compensation Plans

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company's shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company's shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of June 30, 2014, assuming all performance-based shares will be issued at the maximum levels, 389,125 shares were available for future grants.

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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the six month periods ending June 30, 2014 and 2013.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2013
Expected dividend yield	0.4%	0.5%
Expected volatility	30.8%	59.6%
Risk-free rate	0.7%	0.7%
Expected option life (in years)	4.5	4.5
Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical forfeiture experience. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of projected performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.1 million in the second quarter of 2014 and $2.2 million in the second quarter of 2013, respectively, and $5.9 million and $4.5 million for the 2014 and 2013 year-to-date periods, respectively. The first quarter of 2014 includes a $2.1 million charge for a modification to the performance measurement criteria related to the 2011 LTIP performance-based stock grants that were vested and paid out in the first quarter of 2014. The cost of the modification was determined based on the stock price on the date of re-measurement and paid to the holders of the performance-based stock awards in cash. Similarly, in the first quarter of 2014, a modification was made to the performance measurement criteria related to the performance-based cash awards granted under the LTIP in 2011. These awards vested and were paid out in the first quarter of 2014 and the Company recognized an additional charge of $3.0 million related to the modification.
A summary of the Plans' stock option activity for the six months ended June 30, 2014 and June 30, 2013 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2014	1,524,672	$42.00
Granted	364,767	46.85
Exercised	(88,141)	34.66
Forfeited or canceled	(43,617)	45.56
Outstanding at June 30, 2014	1,757,681	$43.29	3.50	$9,833
Exercisable at June 30, 2014	1,143,629	$43.98	2.20	$7,066

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2013	1,745,427	$42.31
Granted	223,995	37.81
Exercised	(44,658)	28.27
Forfeited or canceled	(16,765)	38.64
Outstanding at June 30, 2013	1,907,999	$42.15	3.1	$4,634
Exercisable at June 30, 2013	1,399,796	$45.04	2.1	$2,552

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2014 and June 30, 2013 was $11.96 and $17.55, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 and 2013, was $1.0 million and $375,000, respectively.

A summary of the Plans' restricted share activity for the six months ended June 30, 2014 and June 30, 2013 is presented below:

	Six months ended June 30, 2014		Six months ended June 30, 2013
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	181,522	$43.39	314,226	$37.99
Granted	11,430	46.10	686	35.92
Vested and issued	(32,328)	34.57	(121,472)	32.06
Forfeited	(5,387)	36.89	(872)	32.42
Outstanding at June 30	155,237	$45.65	192,568	$41.74
Vested, but not issuable at June 30	85,000	$51.88	85,000	$51.88

A summary of the 2007 Plan's performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2014 and June 30, 2013 is presented below:

	Six months ended June 30, 2014		Six months ended June 30, 2013
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	307,512	$34.01	214,565	$32.08
Granted	93,123	46.85	103,987	37.81
Vested and issued	(15,944)	33.28	—	—
Forfeited	(87,046)	33.64	(6,441)	33.64
Outstanding at June 30	297,645	$38.18	312,111	$33.96

Based on the achievement of the pre-established performance goals over a three-year period, the actual performance-based award payouts can be adjusted downward to 0% or upward to a maximum of 200% of the target award. The awards vest in the quarter after the end of the performance period. In the first quarter of 2014, the 2011 grants vested and were paid. As previously discussed, the Compensation Committee of the Board of Directors of the Company modified the 2011 awards such that 17% of the awards were paid in shares and the remainder in cash. As a result, an aggregate of 77,288 shares previously reserved for potential issuance in connection with the 2011 awards were not issued and remain available for future use under the Plan.
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

Series C Preferred Stock
In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock. In the first quarter of 2014, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. In the fourth quarter of 2013, 23 shares of the Series C Preferred Stock were converted at the option of the respective holders into 558 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.
Common Stock Warrant
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the second quarter of 2014, certain holders of the interest in the warrant exercised 499,929 warrant shares at the exercise price, which resulted in 259,071 of common stock issued. At June 30, 2014, all remaining holders of the interest in the warrant are able to exercise 1,143,366 warrant shares at the stated exercise price.
The Company previously issued other warrants to acquire common stock. These warrants entitled the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Of the 19,000 warrants previously outstanding, 18,000 were exercised in March 2012 and 1,000 were exercised in February 2013. As a result, none of these warrants were outstanding at June 30, 2014.
Other
In May 2013, the Company issued 648,286 shares of its common stock in the acquisition of FLB.
At the April 2014 Board of Directors meeting, a quarterly cash dividend of $0.10 per share ($0.40 on an annualized basis) was declared. It was paid on May 22, 2014 to shareholders of record as of May 8, 2014. At the January 2014 Board of Directors meeting, a quarterly cash dividend of $0.10 per share ($0.40 on an annualized basis) was declared. It was paid on February 20, 2014 to shareholders of record as of February 6, 2014.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2014	$(39,923)	$(2,521)	$(14,309)	$(56,753)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	15,717	(691)	6,707	21,733
Amount reclassified from accumulated other comprehensive income, net of tax	203	314	—	517
Net other comprehensive income (loss) during the period, net of tax	$15,920	$(377)	$6,707	$22,250
Balance at June 30, 2014	$(24,003)	$(2,898)	$(7,602)	$(34,503)

Balance at January 1, 2014	$(53,665)	$(2,462)	$(6,909)	$(63,036)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	29,439	(1,047)	(693)	27,699
Amount reclassified from accumulated other comprehensive income, net of tax	223	611	—	834
Net other comprehensive income (loss)during the period, net of tax	$29,662	$(436)	$(693)	$28,533
Balance at June 30, 2014	$(24,003)	$(2,898)	$(7,602)	$(34,503)

Balance at April 1, 2013	$1,910	$(4,404)	$1,427	$(1,067)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(43,122)	351	(6,318)	(49,089)
Amount reclassified from accumulated other comprehensive income, net of tax	(1)	953	—	952
Net other comprehensive (loss) income during the period, net of tax	$(43,123)	$1,304	$(6,318)	$(48,137)
Balance at June 30, 2013	$(41,213)	$(3,100)	$(4,891)	$(49,204)

Balance at January 1, 2013	$6,710	$(5,292)	$6,293	$7,711
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(47,771)	312	(11,184)	(58,643)
Amount reclassified from accumulated other comprehensive income, net of tax	(152)	1,880	—	1,728
Net other comprehensive (loss) income during the period, net of tax	$(47,923)	$2,192	$(11,184)	$(56,915)
Balance at June 30, 2013	$(41,213)	$(3,100)	$(4,891)	$(49,204)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of	Three months ended		Six months ended		Impacted Line on the Consolidated Statements of Income
Accumulated Other Comprehensive Income	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Accumulated unrealized losses on securities
Gains included in net income	$(336)	$2	$(369)	$253	(Losses) gains on available-for-sale securities, net
	(336)	2	(369)	253	Income before taxes
Tax effect	$133	$(1)	$146	$(101)	Income tax expense
Net of tax	$(203)	$1	$(223)	$152	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$521	$1,583	$1,014	$3,122	Interest on junior subordinated debentures
	(521)	(1,583)	(1,014)	(3,122)	Income before taxes
Tax effect	$207	$630	$403	$1,242	Income tax expense
Net of tax	$(314)	$(953)	$(611)	$(1,880)	Net income
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six months ended
(In thousands, except per share data)		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income		$38,541	$34,307	$73,041	$66,359
Less: Preferred stock dividends and discount accretion		1,581	2,617	3,162	5,233
Net income applicable to common shares—Basic	(A)	36,960	31,690	69,879	61,126
Add: Dividends on convertible preferred stock, if dilutive		1,581	2,581	3,162	5,162
Net income applicable to common shares—Diluted	(B)	38,541	34,271	73,041	66,288
Weighted average common shares outstanding	(C)	46,520	37,486	46,358	37,231
Effect of dilutive potential common shares
Common stock equivalents		1,327	7,334	1,381	7,343
Convertible preferred stock, if dilutive		3,075	5,020	3,075	5,020
Total dilutive potential common shares		4,402	12,354	4,456	12,363
Weighted average common shares and effect of dilutive potential common shares	(D)	50,922	49,840	50,814	49,594
Net income per common share:
Basic	(A/C)	$0.79	$0.85	$1.51	$1.64
Diluted	(B/D)	$0.76	$0.69	$1.44	$1.34
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

(17) Subsequent Events

On July 11, 2014, the Company, through its wholly-owned subsidiary Town Bank, completed its acquisition of the Pewaukee, Wisconsin branch of THE National Bank. In addition to the banking facility, Town Bank acquired approximately $81 million in loans and approximately $36 million in deposits, prior to purchase accounting adjustments.

On August 8, 2014, the Company, through its wholly-owned subsidiary Town Bank, completed its acquisition of 11 branches of Talmer Bank & Trust. In addition to the banking locations, Town Bank acquired approximately $360 million in deposits, prior to purchase accounting adjustments.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of June 30, 2014 compared with December 31, 2013 and June 30, 2013, and the results of operations for the three and six month periods ended June 30, 2014 and 2013, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2013 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
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
Overview
Second Quarter Highlights
The Company recorded net income of $38.5 million for the second quarter of 2014 compared to $34.3 million in the second quarter of 2013. The results for the second quarter of 2014 demonstrate continued operating strengths including significant loan and deposit growth, stable net interest margin, steady credit quality metrics, improved mortgage banking revenues, record wealth management revenues and effective expense control. In the second quarter of 2014, the Company acquired a bank branch and two affiliated Canadian insurance premium funding and payment services companies. For more information on acquisition activity, see “Overview—Recent Acquisition Transactions." Additionally, the Company issued subordinated notes generating proceeds of $139.1 million to be used for general corporate purposes.
The Company increased its loan portfolio, excluding covered loans and mortgage loans held for sale, from $12.5 billion at June 30, 2013 and $12.9 billion at December 31, 2013 to $13.7 billion at June 30, 2014. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative and growth in the commercial and life insurance premium finance receivables portfolio. The Company is focused on making new loans, including in the commercial and commercial real-estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during the second quarter of 2014, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company continues to benefit from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At June 30, 2014, the Company had approximately $863.8 million in overnight liquid funds and interest-bearing deposits with banks.
The Company recorded net interest income of $149.2 million in the second quarter of 2014 compared to $135.8 million in the second quarter of 2013. The higher level of net interest income recorded in the second quarter of 2014 compared to the second quarter of 2013 resulted primarily from a $1.2 billion increase in the balance of average loans, excluding covered loans and a 12 basis point decline in the rate paid on average interest bearing liabilities as a result of the positive re-pricing of retail interest-bearing deposits along with a more favorable funding mix. These improvements were partially offset by a 1 basis point decline in the yield on earnings assets and a $419.6 million increase in interest bearing liabilities. Combined, an increase in interest income of $9.9 million and a reduction of interest expense of $3.5 million created an increase in total net interest income of $13.4 million in the second quarter of 2014 compared to the second quarter of 2013.
Non-interest income totaled $54.1 million in the second quarter of 2014 a decrease of $9.9 million, or 15%, compared to the second quarter of 2013. The decrease in the second quarter of 2014 compared to the second quarter of 2013 was primarily attributable to a decrease in mortgage banking revenues and trading losses, partially offset by higher wealth management revenues. Mortgage banking revenue decreased $7.9 million when compared to the second quarter of 2013. The decrease in mortgage banking revenue in the current quarter as compared to the second quarter of 2013 resulted primarily from lower originations due to a strong purchase and refinance market in the second quarter of 2013. Loans originated and purchased to be sold to the secondary market were $840.9 million in the second quarter of 2014 compared to $1.1 billion in the second quarter of 2013 (see “-Non-Interest Income” for further detail).

Non-interest expense totaled $133.6 million in the second quarter of 2014, increasing $5.4 million, or 4%, compared to the second quarter of 2013. The increase compared to the second quarter of 2013 was primarily attributable to higher salary and employee benefit costs and increased occupancy, equipment and marketing expenses (see “-Non-Interest Expense” for further detail).
The Current Economic Environment
The economic environment in the second quarter of 2014 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. While management believes interest rates will rebound over time, the Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.
Net Interest Income
The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing. Non-interest bearing deposits as a percentage of total deposits was 20% as of June 30, 2014 as compared to 17% as of June 30, 2013. In the current quarter, the Company was able to increase its net interest margin primarily due to the continued reduction in rate paid on interest-bearing deposits. As a result of the growth in earnings assets, improvement in funding mix and increased net interest margin, the Company increased net interest income by $13.4 million in the second quarter of 2014 compared to the second quarter of 2013.
The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the security positions and receive fee income to compensate for net interest margin compression. In the second quarter of 2014, the Company recognized $1.2 million in fees on covered call options. In accordance with accounting guidance, these fees are not recorded as a component of net interest income, however the fee contribution is considered by the Company to be an additional return on the investment portfolio.
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
Non-Interest Income
In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of June 30, 2014, the Company held six interest rate cap derivatives with a total notional value of $620.0 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In the second quarter of 2014, the Company recognized $862,000 in trading losses related to the mark to market of these interest rate caps. For more information, see Note 13 "Derivatives" of the Financial Statements presented under Item 1 of this report.
The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $23.8 million in the second quarter of 2014 and $31.7 million in the second quarter of 2013, representing 12% and 16%, respectively, of each quarter's total net revenue. Mortgage banking revenue was lower as compared to the prior year quarter due to favorable mortgage banking environment in the second quarter of 2013. Mortgage banking revenue is primarily comprised of gains on originations for new home purchases as well as mortgage refinancing. In the second quarter of 2014, approximately 77% of originations were mortgages associated with new home purchases while 23% of originations were related to refinancing of mortgages. As the housing market improves and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.
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

Credit Quality
The Company’s credit quality metrics improved in the second quarter of 2014 compared to December 31, 2013 and June 30, 2013. The Company continues to address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.
In particular:

•
The Company’s provision for credit losses, excluding covered loans, in the second quarter of 2014 totaled $6.8 million, a decrease of $8.3 million when compared to the second quarter of 2013. Net charge-offs decreased to $6.6 million in the second quarter of 2014 (of which $2.0 million related to commercial real-estate loans) compared to $18.4 million for the same period in 2013 (of which $14.4 million related to commercial real-estate loans).

•
The Company’s allowance for loan losses, excluding covered loans, totaled $92.3 million at June 30, 2014, reflecting a decrease of $14.6 million, or 14%, when compared to the same period in 2013 and a decrease of $4.7 million, or 5%, when compared to December 31, 2013. At June 30, 2014, approximately $40.7 million, or 44%, of the allowance for loan losses, excluding covered loans, was associated with commercial real-estate loans and another $26.0 million, or 28%, was associated with commercial loans.

•
The Company has significant exposure to commercial real-estate. At June 30, 2014, $4.4 billion, or 32%, of our loan portfolio, excluding covered loans, was commercial real-estate, with approximately 93% located in the greater Chicago metropolitan and southeastern Wisconsin market areas. As of June 30, 2014, the commercial real-estate loan portfolio was comprised of $290.9 million related to land, residential and commercial construction, $667.9 million related to office buildings, $697.1 million related to retail, $617.6 million related to industrial use, $636.2 million related to multi-family and $1.4 billion related to mixed use and other use types. In analyzing the commercial real-estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of changes in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of June 30, 2014, the Company had approximately $36.6 million of non-performing commercial real-estate loans representing approximately 0.8% of the total commercial real-estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $88.7 million (of which $36.6 million, or 41%, was related to commercial real-estate) at June 30, 2014, a decrease of approximately $14.7 million and $32.8 million compared to December 31, 2013 and June 30, 2013, respectively. Non-performing loans decreased due to the continued reduction in existing non-performing loans through the efforts of our credit workout teams.

•
The Company’s other real estate owned, excluding covered other real estate owned, increased to $59.6 million during the second quarter of 2014, compared to $50.5 million at December 31, 2013 and $57.0 million at June 30, 2013 partly due to the transfer into OREO of certain loans acquired in recent bank acquisitions. The $59.6 million of other real estate owned as of June 30, 2014 was comprised of $3.2 million of residential real-estate development property, $47.4 million of commercial real-estate property and $9.0 million of residential real-estate property.

During the quarter, Management continued its strategic efforts to resolve problem loans through liquidation rather than retention of loans or real estate acquired as collateral through the foreclosure process. As noted above, the increase in the OREO balance was partly attributable to the transfer to OREO of certain loans acquired in recent bank acquisitions. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $145.8 million as of June 30, 2014, increasing $5.1 million compared to the balance of $140.7 million as of December 31, 2013 and increasing $12.1 million compared to the balance of $133.7 million as of June 30, 2013. Fluctuations from period to period in loans that are past due 30 days or more and still accruing interest are primarily the result of timing of payments for loans with near term delinquencies (i.e. 30-89 days past-due).

In addition, during the second quarter of 2014, the Company modified $2.2 million of loans in troubled debt restructurings, by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At June 30, 2014, approximately $88.1 million in loans had terms modified in TDRs, with $72.2 million of these TDRs in accruing status.
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. At June 30, 2014, the Company had a $2.9 million estimated liability on loans expected to be repurchased from loans sold to investors compared to a $3.8 million liability and a $4.5 million liability for similar items as of December 31, 2013 and June 30, 2013, respectively. The lower liability in the current quarter is primarily the result of lower than expected losses on loans previously sold. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Trends in Our Three Operating Segments During the Second Quarter
Community Banking
Net interest income. Net interest income for the community banking segment totaled $121.2 million for the second quarter of 2014. Net interest income has increased steadily in recent quarters primarily due to growth in earning assets. The earning asset growth has occurred as a result of the Company's commercial banking initiative as well as franchise expansion through acquisitions.
Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as the Company funded strong loan growth with a more desirable funding blend. Additionally, non-interest bearing deposits have grown as a result of the Company’s commercial banking initiative and fixed term certificates of deposit have been running off and renewing at lower rates.
Level of non-performing loans and other real estate owned. The Company's credit quality measures have improved in recent quarters. The level of non-performing loans have declined as the Company remains committed to the timely resolution of non-performing loans. The balance in other real estate owned has increased as a result of properties transfered into OREO in the current period, including those obtained in the Company's prior bank acquisitions.
Mortgage banking revenue. Mortgage banking revenue rebounded in the current quarter as origination volumes picked up following a general downturn in the mortgage banking business coupled with a prolonged winter season. Origination volumes remain below the levels experienced during the favorable mortgage environment in the prior year. Management expects new home purchase originations to remain strong as the housing market improves.
For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Specialty Finance
Financing of Commercial Insurance Premiums. First Insurance Funding Corporation ("FIFC") and First Insurance Funding of Canada, Inc. ("FIFC Canada") originated approximately $1.4 billion of commercial insurance premium finance loans in the second quarter of 2014, relatively unchanged as compared to the first quarter of 2014 and up from originations of $1.3 billion in the second quarter of 2013.
Financing of Life Insurance Premiums. FIFC originated approximately $162.0 million in life insurance premium finance loans in the second quarter of 2014 compared to $113.6 million in the first quarter of 2014, and compared to $136.3 million in the second quarter of 2013. The increase in originations in the current quarter is primarily a result of increased demand for financed life insurance.
For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Wealth Management Activities
The wealth management segment produced record revenues in the current quarter mostly attributable to continued growth in assets under management due to new customers, as well as market appreciation.

For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management Activities” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Recent Acquisition Transactions
Acquisition of a bank facility and certain related deposits of Urban Partnership Bank
On May 16, 2014, the Company, through its wholly-owned subsidiary Hinsdale Bank, completed its acquisition of the Stone Park branch office and certain related deposits of Urban Partnership Bank.
Acquisition of two affiliated Canadian insurance premium funding and payment services companies
On April 28, 2014, the Company completed the acquisition, through its wholly-owned subsidiary, FIFC Canada, of 100% of the shares of each of Policy Billing Services Inc. and Equity Premium Finance Inc., two affiliated Canadian insurance premium funding and payment services companies.
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
Acquisition of Diamond Bancorp, Inc.
On October 18, 2013, the Company completed its acquisition of Diamond. Diamond was the parent company of Diamond Bank, which operated four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. As part of the transaction, Diamond Bank was merged into the Company's wholly-owned subsidiary bank, Wintrust Bank (formerly known as North Shore Community Bank & Trust Company). Diamond Bank had approximately $169 million in assets and $140 million in deposits as of the acquisition date, prior to purchase accounting adjustments. The Company recorded goodwill of $8.4 million on the acquisition.
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
Acquisition of First Lansing Bancorp, Inc.
On May 1, 2013, the Company completed its acquisition of FLB. FLB was the parent company of First National Bank of Illinois, which operated seven banking locations in the south and southwest suburbs of Chicago, Illinois as well as one location in northwest Indiana. As part of this transaction, FNBI was merged into Old Plank Trail Bank. FLB had approximately $372 million in assets and $330 million in deposits as of the acquisition date, prior to purchase accounting adjustments. The Company recorded goodwill of $14.0 million on the acquisition.
Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, Hinsdale Bank completed the sale of the deposits and the current banking operations of Second Federal, which were acquired in an FDIC-assisted transaction on July 20, 2012, to an unaffiliated credit union.
Acquisitions Completed Subsequent to June 30, 2014 and Announced Acquisitions
Acquisition of a bank facility and certain assets and liabilities of THE National Bank
On July 11, 2014, the Company, through its wholly-owned subsidiary Town Bank, completed its acquisition of the Pewaukee, Wisconsin branch of THE National Bank. Through this transaction, subject to purchase accounting adjustments, Town Bank acquired approximately $36 million of deposits, approximately $81 million of performing loans, the bank facility, property and various other assets.
Acquisition of certain bank facilities and deposits of Talmer Bank & Trust
On April 8, 2014, the Company announced the signing of a definitive agreement to acquire, through its wholly-owned subsidiary Town Bank, certain branch offices and deposits of Talmer Bank & Trust. Through this transaction, subject to purchase accounting adjustments, Town Bank will acquire 11 branch offices and deposits of approximately $360 million.

Other Completed Transactions
Subordinated Notes Issuance
On June 13, 2014, the Company announced the closing of its public offering of $140,000,000 aggregate principal amount of its 5.000% Subordinated Notes due 2024. The Company received proceeds prior to expenses of approximately $139.1 million from the offering, after deducting underwriting discounts and commissions, which are intended to be used for general corporate purposes.
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

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three and six months ended June 30, 2014, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2014	June 30, 2013	Percentage (%) or Basis Point (bp) Change
Net income	$38,541	$34,307	12%
Net income per common share—Diluted	0.76	0.69	10
Net revenue (1)	203,282	199,819	2
Net interest income	149,180	135,824	10
Net interest margin (2)	3.62%	3.50%	12 bp
Net overhead ratio (2) (3)	1.74	1.49	25
Efficiency ratio (2) (4)	65.36	63.97	139
Return on average assets	0.84	0.80	4
Return on average common equity	8.03	7.55	48
Return on average tangible common equity	10.43	9.92	51

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2014	June 30, 2013	Percentage (%) or Basis Point (bp) Change
Net income	$73,041	$66,359	10%
Net income per common share—Diluted	1.44	1.34	7
Net revenue (1)	392,817	387,911	1
Net interest income	293,186	226,537	29
Net interest margin (2)	3.61%	3.46%	15 bp
Net overhead ratio (2) (3)	1.84	1.48	36
Efficiency ratio (2) (4)	67.12	63.88	324
Return on average assets	0.81	0.77	4
Return on average common equity	7.74	7.42	32
Return on average tangible common equity	10.08	9.75	33
At end of period
Total assets	$18,895,681	$17,613,546	7%
Total loans, excluding loans held-for-sale, excluding covered loans	13,749,996	12,516,892	10
Total loans, including loans held-for-sale, excluding covered loans	14,113,623	13,054,883	8
Total deposits	15,556,376	14,365,854	8
Total shareholders’ equity	1,998,235	1,836,660	9
Tangible common equity ratio (TCE) (2)	8.0%	7.4%	60 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.7	8.5	20
Book value per common share (2)	$40.21	$37.84	6%
Tangible common book value per share (2)	31.64	29.25	8
Market price per common share	46.00	38.28	20
Excluding covered loans:
Allowance for credit losses to total loans (5)	0.68%	0.88%	(20) bp
Non-performing loans to total loans	0.64	0.97	(33) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three months ended		Six months ended
(Dollars and shares in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$166,550	$156,646	$327,876	$308,959
Taxable-equivalent adjustment:
—Loans	281	225	511	375
—Liquidity management assets	489	356	944	699
—Other earning assets	2	4	6	5
Interest Income—FTE	$167,322	$157,231	$329,337	$310,038
(B) Interest Expense (GAAP)	17,370	20,822	34,690	42,422
Net interest income—FTE	149,952	136,409	294,647	267,616
(C) Net Interest Income (GAAP) (A minus B)	$149,180	$135,824	$293,186	$266,537
(D) Net interest margin (GAAP)	3.60%	3.49%	3.59%	3.44%
Net interest margin—FTE	3.62%	3.50%	3.61%	3.46%
(E) Efficiency ratio (GAAP)	65.61%	64.15%	67.37%	64.05%
Efficiency ratio—FTE	65.36%	63.97%	67.12%	63.88%
(F) Net Overhead ratio (GAAP)	1.74%	1.49%	1.84%	1.48%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$1,998,235	$1,836,660
(G) Less: Preferred stock	(126,467)	(176,476)
Less: Intangible assets	(398,615)	(377,008)
(H) Total tangible common shareholders’ equity	$1,473,153	$1,283,176
Total assets	$18,895,681	$17,613,546
Less: Intangible assets	(398,615)	(377,008)
(I) Total tangible assets	$18,497,066	$17,236,538
Tangible common equity ratio (H/I)	8.0%	7.4%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.7%	8.5%
Calculation of book value per share
Total shareholders’ equity	$1,998,235	$1,836,660
Less: Preferred stock	(126,467)	(176,476)
(J) Total common equity	$1,871,768	$1,660,184
Actual common shares outstanding	46,553	37,725
Add: TEU conversion shares	—	6,145
(K) Common shares used for book value calculation	46,553	43,870
Book value per share (J/K)	$40.21	$37.84
Tangible common book value per share (H/K)	$31.64	$29.25
Calculation of return on average common equity
(L) Net income applicable to common shares	$36,960	$31,690	$69,879	$61,126
Add: After-tax intangible asset amortization	708	710	1,418	1,395
(M) Tangible net income applicable to common shares	37,668	32,400	71,297	62,521
Total average shareholders' equity	1,971,656	1,859,265	1,947,785	1,838,810
Less: Average preferred stock	(126,473)	(176,454)	(126,475)	(176,438)
(N) Total average common shareholders' equity	1,845,183	1,682,811	1,821,310	1,662,372
Less: Average intangible assets	(396,425)	(372,796)	(394,574)	(369,171)
(O) Total average tangible common shareholders’ equity	1,448,758	1,310,015	1,426,736	1,293,201
Return on average common equity, annualized (L/N)	8.03%	7.55%	7.74%	7.42%
Return on average tangible common equity, annualized (M/O)	10.43%	9.92%	10.08%	9.75%

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
Net Income
Net income for the quarter ended June 30, 2014 totaled $38.5 million, an increase of $4.2 million, or 12%, compared to the second quarter of 2013. On a per share basis, net income for the second quarter of 2014 totaled $0.76 per diluted common share compared to $0.69 in the second quarter of 2013.
The most significant factors impacting net income for the second quarter of 2014 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets as well as reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base, lower provision for credit losses, and higher wealth management revenues due to an increased customer base and market appreciation. These improvements were partially offset by a reduction in mortgage banking revenue due to lower origination volumes, fewer trading gains related to the valuation of derivatives and an increase in salary expense caused by the addition of employees from the various acquisitions and larger staffing as the Company grows. The return on average common equity for the second quarter 2014 was 8.03%, compared to 7.55% for the prior year second quarter.

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

Quarter Ended June 30, 2014 compared to the Quarter Ended March 31, 2014 and June 30, 2013
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2014 as compared to the first quarter of 2014 (sequential quarters) and second quarter of 2013 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	March 31, 2014	June 30, 2013
Liquidity management assets(1)(2)(7)	$2,607,980	$2,646,720	$2,560,118	$14,850	$14,533	$10,823	2.28%	2.23%	1.70%
Other earning assets(2)(3)(7)	27,463	28,925	25,775	207	222	201	3.02	3.12	3.13
Loans, net of unearned income(2)(4)(7)	13,710,535	13,278,122	12,546,676	145,169	140,320	137,139	4.25	4.29	4.38
Covered loans	292,553	325,885	491,603	7,096	6,941	9,068	9.73	8.64	7.40
Total earning assets(7)	$16,638,531	$16,279,652	$15,624,172	$167,322	$162,016	$157,231	4.03%	4.04%	4.04%
Allowance for loan and covered loan losses	(98,255)	(110,304)	(126,455)
Cash and due from banks	232,716	223,324	225,712
Other assets	1,529,950	1,588,271	1,560,556
Total assets	$18,302,942	$17,980,943	$17,283,985

Interest-bearing deposits	$12,284,444	$12,121,185	$11,766,422	$11,759	$11,923	$13,675	0.38%	0.40%	0.47%
Federal Home Loan Bank advances	446,778	388,975	434,572	2,705	2,643	2,821	2.43	2.76	2.60
Notes payable and other borrowings	148,135	244,950	273,255	510	750	1,132	1.38	1.24	1.66
Subordinated notes	27,692	—	13,187	354	—	52	5.06	—	1.58
Junior subordinated notes	249,493	249,493	249,493	2,042	2,004	3,142	3.24	3.21	4.98
Total interest-bearing liabilities	$13,156,542	$13,004,603	$12,736,929	$17,370	$17,320	$20,822	0.53%	0.54%	0.65%
Non-interest bearing deposits	2,880,501	2,726,872	2,379,315
Other liabilities	294,243	325,819	308,476
Equity	1,971,656	1,923,649	1,859,265
Total liabilities and shareholders’ equity	$18,302,942	$17,980,943	$17,283,985
Interest rate spread(5)(7)							3.50%	3.50%	3.39%
Net free funds/contribution(6)	$3,481,989	$3,275,049	$2,887,243				0.12%	0.11%	0.11%
Net interest income/ margin(7)				$149,952	$144,696	$136,409	3.62%	3.61%	3.50%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013 were $772,000, $690,000 and $585,000, respectively.

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

The net interest margin in the second quarter of 2014 compared to the first quarter of 2014 and second quarter of 2013 increased by one basis point and 12 basis points, respectively. The increase in the second quarter of 2014 compared to the first quarter of 2014 resulted from a one basis point decrease on the rate on total interest bearing liabilities and an increase of one basis point on the contribution of net free funds, partially offset by a one basis point decrease on the yield on total average earning assets. The increase in the second quarter of 2014 compared to the second quarter of 2013 resulted from a 12 basis point decrease on the rate on total interest bearing liabilities and a one basis point increase on the contribution of net free funds, partially offset by a one basis point decrease on the yield on total average earning assets

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

The following table presents a summary of the Company's net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Liquidity management assets(1)(2)(7)	$2,627,243	$2,678,059	$29,383	$21,186	2.26%	1.60%
Other earning assets(2)(3)(7)	28,190	24,995	429	381	3.07	3.07
Loans, net of unearned income(2)(4)(7)	13,495,523	12,400,429	285,489	268,879	4.27	4.37
Covered loans	309,127	513,820	14,036	19,592	9.16	7.69
Total earning assets(7)	$16,460,083	$15,617,303	$329,337	$310,038	4.03%	4.00%
Allowance for loan and covered loan losses	(104,247)	(125,841)
Cash and due from banks	228,046	221,552
Other assets	1,558,950	1,557,475
Total assets	$18,142,832	$17,270,489

Interest-bearing deposits	$12,203,266	$11,811,659	$23,682	$28,179	0.39%	0.48%
Federal Home Loan Bank advances	418,036	424,389	5,348	5,585	2.58	2.65
Notes payable and other borrowings	196,274	285,137	1,260	2,286	1.29	1.62
Subordinated notes	13,923	14,088	354	111	5.06	1.57
Junior subordinated notes	249,493	249,493	4,046	6,261	3.23	4.99
Total interest-bearing liabilities	$13,080,992	$12,784,766	$34,690	$42,422	0.53%	0.67%
Non-interest bearing deposits	2,804,111	2,335,265
Other liabilities	309,944	311,648
Equity	1,947,785	1,838,810
Total liabilities and shareholders’ equity	$18,142,832	$17,270,489
Interest rate spread(5)(7)					3.50%	3.33%
Net free funds/contribution(6)	$3,379,091	$2,832,537			0.11%	0.13%
Net interest income/ margin(7)			$294,647	$267,616	3.61%	3.46%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2014, and June 30, 2013 were $1.5 million and $1.1 million, respectively.

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

The net interest margin for the first six months of 2014 was 3.61% compared to 3.46% for the first six months of 2013, an increase of 15 basis points. The increase during the first six months of 2014 compared to the first six months of 2013 resulted from an increase of three basis points on total average earning assets and a decrease of 14 basis points on total interest bearing liabilities, partially offset by a decrease of two basis points on the contribution of net free funds.

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended June 30, 2014 to March 31, 2014 and June 30, 2013, and the six months ended June 30, 2014 and June 30, 2013. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2014 Compared to First Quarter of 2014	Second Quarter of 2014 Compared to Second Quarter of 2013	First Six Months of 2014 Compared to First Six Months of 2013
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$144,696	$136,409	$267,616
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	3,537	8,207	14,208
Change due to interest rate fluctuations (rate)	129	5,336	12,823
Change due to number of days in each period	1,590	—	—
Tax-equivalent net interest income for the period ended June 30, 2014	$149,952	$149,952	$294,647

Non-interest Income
For the second quarter of 2014, non-interest income totaled $54.1 million, a decrease of $9.9 million, or 15%, compared to the second quarter of 2013. On a year-to-date basis, non-interest income for the first six months of 2014 totaled $99.6 million and decreased $21.7 million compared to the same period in 2013. The decreases in both comparative periods are primarily attributable to lower mortgage banking revenues and trading losses partially offset by higher wealth management revenues.
The following table presents non-interest income by category for the periods presented:

	Three months ended		$	%
(Dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change
Brokerage	$8,270	$7,426	$844	11%
Trust and asset management	9,952	8,466	1,486	18
Total wealth management	18,222	15,892	2,330	15
Mortgage banking	23,804	31,734	(7,930)	(25)
Service charges on deposit accounts	5,688	5,035	653	13
(Losses) gains on available-for-sale securities, net	(336)	2	(338)	NM
Fees from covered call options	1,244	993	251	25
Trading (losses) gains, net	(743)	3,260	(4,003)	(123)
Other:
Interest rate swap fees	1,192	1,638	(446)	(27)
Bank Owned Life Insurance	675	902	(227)	(25)
Administrative services	938	832	106	13
Miscellaneous	3,418	3,707	(289)	(8)
Total Other	6,223	7,079	(856)	(12)
Total Non-Interest Income	$54,102	$63,995	$(9,893)	(15)%

	Six months ended		$	%
(Dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change
Brokerage	$15,361	$14,692	$669	5%
Trust and asset management	19,674	16,028	3,646	23
Total wealth management	35,035	30,720	4,315	14
Mortgage banking	40,232	61,879	(21,647)	(35)
Service charges on deposit accounts	11,034	9,828	1,206	12
(Losses) gains on available-for-sale securities, net	(369)	253	(622)	NM
Fees from covered call options	2,786	2,632	154	6
Trading (losses) gains, net	(1,395)	2,825	(4,220)	NM
Other:
Interest rate swap fees	2,143	3,909	(1,766)	(45)
Bank Owned Life Insurance	1,387	1,747	(360)	(21)
Administrative services	1,796	1,569	227	14
Miscellaneous	6,982	6,012	970	16
Total Other	12,308	13,237	(929)	(7)
Total Non-Interest Income	$99,631	$121,374	$(21,743)	(18)%

NM-Not Meaningful
The significant changes in non-interest income for the three months and six ended June 30, 2014 compared to the three and six months ended June 30, 2013 are discussed below.

Wealth management revenue totaled $18.2 million in the second quarter of 2014 compared to $15.9 million in the second quarter of 2013, an increase of 15%. On a year-to-date basis, wealth management revenues totaled $35.0 million for the first six months of 2014, compared to $30.7 million for the first six months of 2013. The increases in the current year periods are mostly attributable to growth in assets under management due to new customers, as well as market appreciation. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended June 30, 2014, mortgage banking revenue totaled $23.8 million, a decrease of $7.9 million, or 25% when compared to the second quarter of 2013. For the six months ended June 30, 2014, mortgage banking revenue totaled $40.2 million compared to $61.9 million for the six months ended June 30, 2013. The decrease in mortgage banking revenue in the three and six months ended June 30, 2014 as compared to the prior year periods resulted primarily from lower loan origination volumes. Originations were higher in the three and six months ended June 30, 2013 in part due to a more active refinance market as compared to the current year periods. Loans originated and purchased to be sold to the secondary market were $840.9 million in the second quarter of 2014 as compared to $1.1 billion in the second quarter of 2013. On a year-to-date basis, mortgage loan originations were $1.4 billion for the six months ended June 30, 2014 compared to $2.0 billion for the same period of the prior year. Mortgage banking revenue includes revenue from activities related to originating, selling, and servicing residential real estate loans for the secondary market.
The below table summarizes the Company's mortgage servicing rights as of the dates presented:

(Dollars in thousands)	June 30, 2014	June 30, 2013
Mortgage loans serviced for others	$926,679	$996,621
Fair value of mortgage servicing rights (MSRs)	8,227	8,636
MSRs as a percentage of loans serviced	0.89%	0.87%

Service charges on deposit accounts totaled $5.7 million in the second quarter of 2014, an increase of $653,000 compared to the quarter ended June 30, 2013. On a year-to-date basis, service charges on deposit accounts totaled $11.0 million for the six months ended June 30, 2014 as compared to $9.8 million for the same period of the prior year. The increase in current year periods is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative.

The Company recognized $743,000 of trading losses in the second quarter of 2014 compared to trading gains of $3.3 million in the second quarter of 2013. On a year-to-date basis, the Company recognized $1.4 million of trading losses for the six months ended June 30, 2014 compared to $2.8 million of trading gains for the six months ended June 30, 2013. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility for short-term interest rates.

Other non-interest income totaled $6.2 million in the second quarter of 2014 compared to $7.1 million in the second quarter of 2013. On a year-to-date basis, other non-interest income totaled $12.3 million for the first six months of 2014 as compared to $13.2 million in the same period of the prior year. The decreases in current year periods are primarily the result of fewer interest rate swap transactions in 2014 due to a unfavorable change in the rate environment and increased competition.

Non-interest Expense
Non-interest expense for the second quarter of 2014 totaled $133.6 million and increased approximately $5.4 million, or 4%, compared to the second quarter of 2013. The increase compared to the second quarter of 2013 was primarily attributable to higher salary and employee benefit costs and increased occupancy, equipment and marketing expenses. On a year-to-date basis, non-interest expense for the first six months of 2014 totaled $264.9 million and increased $16.6 million, or 7%, compared to the same period in 2013. The increase compared to the first six months of 2013 was primarily attributable to higher salary and employee benefits and increased occupancy, equipment, marketing and OREO expenses.
The following table presents non-interest expense by category for the periods presented:

	Three months ended		$	%
(Dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change
Salaries and employee benefits:
Salaries	$43,349	$41,671	$1,678	4%
Commissions and incentive compensation	25,398	25,143	255	1
Benefits	13,216	12,411	805	6
Total salaries and employee benefits	81,963	79,225	2,738	3
Equipment	7,223	6,413	810	13
Occupancy, net	9,850	8,707	1,143	13
Data processing	4,543	4,358	185	4
Advertising and marketing	3,558	2,722	836	31
Professional fees	4,046	4,191	(145)	(3)
Amortization of other intangible assets	1,156	1,164	(8)	(1)
FDIC insurance	3,196	3,003	193	6
OREO expense, net	2,490	2,284	206	9
Other:
Commissions—3rd party brokers	1,633	1,128	505	45
Postage	1,465	1,464	1	—
Stationery and supplies	894	887	7	1
Miscellaneous	11,574	12,641	(1,067)	(8)
Total other	15,566	16,120	(554)	(3)
Total Non-Interest Expense	$133,591	$128,187	$5,404	4%

	Six months ended		$	%
(Dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change
Salaries and employee benefits:
Salaries	$87,085	$83,502	$3,583	4%
Commissions and incentive compensation	46,931	46,419	512	1
Benefits	27,881	26,817	1,064	4
Total salaries and employee benefits	161,897	156,738	5,159	3
Equipment	14,626	12,597	2,029	16
Occupancy, net	20,843	17,560	3,283	19
Data processing	9,258	8,957	301	3
Advertising and marketing	6,374	4,762	1,612	34
Professional fees	7,500	7,412	88	1
Amortization of other intangible assets	2,319	2,284	35	2
FDIC insurance	6,147	6,447	(300)	(5)
OREO expenses, net	6,466	664	5,802	NM
Other:
Commissions—3rd party brokers	3,290	2,362	928	39
Postage	2,894	2,713	181	7
Stationery and supplies	1,786	1,821	(35)	(2)
Miscellaneous	21,506	23,989	(2,483)	(10)
Total other	29,476	30,885	(1,409)	(5)
Total Non-Interest Expense	$264,906	$248,306	$16,600	7%
NM - Not Meaningful

The significant changes in non-interest expense for the three and six months ended June 30, 2014 compared to the periods ended June 30, 2013 are discussed below.

Salaries and employee benefits expense increased $2.7 million, or 3%, in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of a $1.7 million increase in salaries caused by the addition of employees from the various acquisitions and larger staffing as the Company grows. On a year-to-date basis, salaries and employee benefits expense increased $5.2 million, or 3%, in the first six months of 2014 compared to the first six months of 2013 primarily as a result of $4.6 million increase in expense related to the Company's long-term incentive program, a $3.6 million increase in salaries caused by the addition of new employees from the various acquisitions and larger staffing as the company grows and a $1.1 million increase from employee benefits (primarily health care plan and payroll taxes related), partially offset by a $4.3 million decrease in commissions.

Equipment expense totaled $7.2 million for the second quarter of 2014, an increase of $810,000 compared to the second quarter of 2013. On a year-to-date basis, equipment expense totaled $14.6 million for the first six months of 2014 as compared to $12.6 million for the first six months of 2013. The increase in the current year periods is primarily related to additional equipment depreciation as a result of acquisitions as well as increased software license fees. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software fees.

Occupancy expense for the second quarter of 2014 was $9.9 million, an increase of $1.1 million, or 13%, compared to the same period in 2013. The increase in the second quarter of 2014 compared to the second quarter in 2013 is primarily due to expenses incurred related to properties acquired last year. On a year-to-date basis, occupancy expense totaled $20.8 million for the first six months of 2014, as compared to $17.6 million for the first six months of 2013. The increase in the first six months of 2014 as compared to the same period in 2013 is primarily the result of elevated snow removal expenses in the first quarter of 2014 and utility expenses on owned locations including those obtained in the Company's acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses increased $185,000 in the second quarter of 2014 totaling $4.5 million compared to $4.4 million recorded in the second quarter of 2013. On a year-to-date basis, data processing expenses totaled $9.3 million for the first six months of 2014, as compared to $9.0 million for the first six months of 2013. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to acquired banks.

Advertising and marketing expenses for the second quarter of 2014 were $3.6 million, as compared to $2.7 million for the second quarter of 2013. The increase in the second quarter of 2014 compared to the second quarter of 2013 relates primarily to expenses for community ads and sponsorships. On a year-to-date basis, advertising and marketing expenses totaled $6.4 million for the first six months of 2014, as compared to $4.8 million for the first six months of 2013. The increase in the first six months on 2014 as compared the same period in 2013 relates primarily to expenses for mass media, direct mail printing and community ads and sponsorships.

Professional fees for the second quarter of 2014 were $4.0 million, as compared to $4.2 million for the second quarter of 2013, a decrease of $145,000, or 3%. The decrease in the second quarter of 2014 compared to the second quarter of 2013 is primarily the result of decreased legal fees during the current period. On a year-to-date basis, professional fees remained relatively unchanged for the first six months of 2014 as compared to the first six months of 2013. Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments.

OREO expense totaled $2.5 million in the second quarter of 2014 compared to $2.3 million recorded in the second quarter of 2013. On a year-to-date basis, OREO expenses totaled $6.5 million for the first six months of 2014, an increase of $5.8 million, as compared to $664,000 in the first six months of 2013. OREO expense increased in the first six months of 2014 primarily due to a $3.4 million gain recognized during the prior year period on a covered OREO property sale and higher valuation write-downs in the current period. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.

Miscellaneous other expenses in the second quarter of 2014 decreased $554,000, or 3%, compared to the quarter ended June 30, 2013. On a year-to-date basis, miscellaneous expense decreased by $1.4 million to $29.5 million for the first six months of 2014, as compared to $30.9 million in the prior period. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.

Income Taxes
The Company recorded income tax expense of $24.5 million for the three months ended June 30, 2014, compared to $21.9 million for same period of 2013. Income tax expense was $46.3 million and $42.2 million for the six months ended June 30, 2014 and 2013, respectively. The effective tax rates were 38.9% and 39.0% for the second quarters of 2014 and 2013, respectively, and 38.8% and 38.9% for the 2014 and 2013 year-to-date periods, respectively.
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
The community banking segment’s net interest income for the quarter ended June 30, 2014 totaled $121.2 million as compared to $111.4 million for the same period in 2013, an increase of $9.9 million, or 9%. On a year-to-date basis, net interest income for the segment increased by $20.4 million from $217.6 million for the first six months of 2013 to $238.0 million for the first six months of 2014. The increase in both the three and six month periods is primarily attributable to growth in earning assets as well as the ability to gather interest-bearing deposits at more favorable rates. The community banking segment’s non-interest income totaled $33.3 million in the second quarter of 2014, a decrease of $12.0 million, or 27%, when compared to the second quarter of 2013 total of $45.4 million. On a year-to-date basis, non-interest income totaled $60.7 million for the six months ended June 30, 2014, a decrease of $25.3 million, or 29%, compared to $86.0 million recorded in the six months ended June 30, 2013. The decrease in non-interest income in the quarter and year-to-date periods was primarily attributable to lower mortgage banking revenues as a result of lower originations in 2014. The community banking segment’s after-tax profit for the quarter ended June 30, 2014 totaled $24.6 million, an increase of $2.6 million as compared to after-tax profit in the second quarter of 2013 of $22.0 million. On a year-to-date basis, the community banking segment’s after-tax profit was $47.2 million for the first six months of 2014 as compared to $43.0 million for the first six months of 2013. The increase in after-tax profit recorded for both of the current year periods was a result of lower provision for loan losses recorded in 2014.
Net interest income for the specialty finance segment totaled $19.8 million for the quarter ended June 30, 2014, compared to $17.4 million for the same period in 2013, an increase of $2.4 million, or 14%. The specialty finance segment’s non-interest income for the three month period ending June 30, 2014 totaled $8.5 million compared to the three month period ending June 30, 2013 total of $8.2 million. On a year-to-date basis, net interest income and non-interest income increased by $4.1 million and $839,000, respectively, in the first six months of 2014 as compared to the first six months of 2013. The increases in both net interest income and non-interest income in the current year periods are primarily attributable to both higher premium finance receivable originations and increased loan balances. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 60%, 32% and 8%, respectively, of the total revenues of our specialty finance business for the six month period ending June 30, 2014. The after-tax profit of the specialty finance segment for the quarter ended June 30, 2014 totaled $10.3 million as compared to $9.7 million for the quarter ended June 30, 2013. On a year-to-date basis, the after-tax profit of the specialty finance segment for the six months ended June 30, 2014 totaled $19.3 million as compared to $18.3 million for the six months ended June 30, 2013.

The wealth management segment reported net interest income of $4.0 million for the second quarter of 2014 compared to $3.3 million in the same quarter of 2013. On a year-to-date basis, net interest income totaled $8.1 million for the first six months of 2014 as compared to $6.7 million for the first six months of 2013. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $3.9 million and $7.8 million for the three and six month periods ended June 30, 2014, respectively, compared to $3.0 million and $6.4 million in the three and six month periods ended June 30, 2013, respectively. This segment recorded non-interest income of $19.2 million for the second quarter of 2014 compared to $16.7 million for the second quarter of 2013. On a year-to-date basis, the wealth management segment non-interest income totaled $36.2 million in the first six months of 2014 as compared to $32.1 million in the first six months of 2013. The increase in non-interest income in the current year periods is primarily attributable to growth in assets under management due to new customers, as well as market appreciation. The wealth management segment’s after-tax profit totaled $3.6 million for the second quarter of 2014 compared to after-tax profit of $2.6 million for the second quarter of 2013. On a year-to-date basis, the after-tax profit of the wealth management segment for the six months ended June 30, 2014 totaled $6.5 million as compared to $5.1 million for the six months ended June 30, 2013.
Financial Condition
Total assets were $18.9 billion at June 30, 2014, representing an increase of $1.3 billion, or 7%, when compared to June 30, 2013 and an increase of approximately $674.5 million, or 15% on an annualized basis, when compared to March 31, 2014. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $16.6 billion at June 30, 2014, $16.0 billion at March 31, 2014, and $15.5 billion at June 30, 2013. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2014		March 31, 2014		June 30, 2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$3,525,503	21%	$3,307,025	21%	$2,937,443	19%
Commercial real-estate	4,315,297	26	4,256,012	26	4,061,849	26
Home equity	709,741	4	712,604	4	762,772	5
Residential real-estate (1)	704,249	4	661,253	4	756,703	5
Premium finance receivables	4,285,940	26	4,167,530	26	3,844,482	25
Other loans	169,805	1	173,698	1	183,427	1
Total loans, net of unearned income excluding covered loans (2)	$13,710,535	82%	$13,278,122	82%	$12,546,676	81%
Covered loans	292,553	2	325,885	2	491,603	3
Total average loans (2)	$14,003,088	84%	$13,604,007	84%	$13,038,279	84%
Liquidity management assets (3)	$2,607,980	16%	$2,646,720	16%	2,560,118	16%
Other earning assets (4)	27,463	—	28,925	—	25,775	—
Total average earning assets	$16,638,531	100%	$16,279,652	100%	$15,624,172	100%
Total average assets	$18,302,942		$17,980,943		$17,283,985
Total average earning assets to total average assets		91%		91%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the second quarter of 2014 increased $1.0 billion, or 6%, to $16.6 billion, compared to the second quarter of 2013, and increased $358.9 million, or 9% on an annualized basis, compared to the first quarter of 2014. Average earning assets comprised 91% of average total assets at June 30, 2014 and March 31, 2014 compared to 90% of average total assets at June 30, 2013.
Average total loans, net of unearned income, totaled $14.0 billion in the second quarter of 2014, increasing $964.8 million, or 7%, from the second quarter of 2013 and $399.1 million, or 12% on an annualized basis, from the first quarter of 2014. Average commercial loans totaled $3.5 billion in the second quarter of 2014, and increased $588.1 million, or 20%, over the average balance in the same period of 2013, while average commercial real-estate loans totaled $4.3 billion in the second quarter of 2014, increasing $253.4 million, or 6%, compared to the second quarter of 2013. Combined, these categories comprised 56% and 54% of the average loan portfolio in the second quarters of 2014 and 2013, respectively. The growth realized in these categories for the second quarter of 2014 as compared to the prior year period is primarily attributable to increased business development efforts and various bank acquisitions. Average balances increased compared to the quarter ended March 31, 2014, with average commercial loans increasing by $218.5 million, or 26% annualized, and average commercial real-estate loans increasing by $59.3 million, or 6% annualized.
Home equity loans averaged $709.7 million in the second quarter of 2014, and decreased $53.0 million, or 7%, when compared to the average balance in the same period of 2013 and decreased $2.9 million, or 2% annualized, when compared to quarter ended March 31, 2014. As a result of economic conditions, the Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. Our home equity loan portfolio has performed well in light of the variability in the overall residential real estate market. The number of home equity line of credit commitments originated by us has decreased due to a decline in homeowners' desire to use their remaining equity as collateral.
Residential real-estate loans averaged $704.2 million in the second quarter of 2014, and decreased $52.5 million, or 7% from the average balance of $756.7 million in same period of 2013. Additionally, compared to the quarter ended March 31, 2014, the average balance increased $43.0 million, or 26% on an annualized basis. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Mortgage loans held-for-sale decreased since the same period of 2013 as a result of lower origination volumes during the current period due to the impact of higher rates on refinancing activity as well as competitive pricing pressure. Additionally, compared to the quarter ended March 31, 2014, mortgage loans held-for-sale increased as as result of higher origination volumes due to an improved mortgage banking environment.
Average premium finance receivables totaled $4.3 billion in the second quarter of 2014, and accounted for 31% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising approximately 54% and 46%, respectively, of the average total balance of premium finance receivables for the second quarter of 2014 and 2013. In the second quarter of 2014, average premium finance receivables increased $441.5 million, or 11%, from the average balance of $3.8 billion at the same period of 2013. Additionally, the average balance increased $118.4 million, or 11% on an annualized basis, from the average balance of $4.2 billion in the quarter ended March 31, 2014. The increase during 2014 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.6 billion of premium finance receivables were originated in the second quarter of 2014 compared to $1.5 billion during the same period of 2013.
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
Covered loans averaged $292.6 million in the second quarter of 2014, and decreased $199.1 million, or 40%, when compared to the average balance in the same period of 2013 and decreased $33.3 million, or 41% annualized, when compared to quarter ended March 31, 2014. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 16% of total average earning assets in the second quarter of 2014, first quarter of 2014 and the second quarter of 2013. Average liquidity management assets decreased $47.9 million in the second quarter of 2014 compared to the same period in 2013, and decreased $38.7 million compared to the first quarter of 2014. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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

	Average Balances for the Six Months Ended
	June 30, 2014		June 30, 2013
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$3,416,867	21%	$2,889,667	19%
Commercial real-estate	4,285,818	26	3,989,761	26
Home equity	711,165	4	768,739	5
Residential real-estate (1)	682,870	4	754,102	5
Premium finance receivables	4,227,062	26	3,811,207	24
Other loans	171,741	1	186,953	1
Total loans, net of unearned income excluding covered loans (2)	$13,495,523	82%	$12,400,429	80%
Covered loans	309,127	2	513,820	3
Total average loans (2)	$13,804,650	84%	$12,914,249	83%
Liquidity management assets (3)	$2,627,243	16%	$2,678,059	17%
Other earning assets (4)	28,190	—	24,995	—
Total average earning assets	$16,460,083	100%	$15,617,303	100%
Total average assets	$18,142,832		$17,270,489
Total average earning assets to total average assets		91%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first six months of 2014 increased $890.4 million or 7%, over the previous year period. Similar to the quarterly discussion above, approximately $527.2 million of this increase relates to the commercial portfolio, $415.9 million of this increase relates to the premium finance receivables portfolio and $296.1 million of this increase relates to the commercial real estate portfolio. The increase is partially offset by a decrease of $204.7 million in covered loans.
Deposits
Total deposits at June 30, 2014 were $15.6 billion, an increase of $1.2 billion, or 8%, compared to total deposits at June 30, 2013. See Note 9 to the Consolidated Financial Statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2014:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2014 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$23,246	$92,928	$154,609	$607,886	$878,669	0.49%
4-6 months	75,000	58,689	—	531,492	665,181	0.54%
7-9 months	95,661	35,954	—	435,204	566,819	0.97%
10-12 months	69,394	27,046	—	479,141	575,581	0.77%
13-18 months	38,477	35,573	—	523,652	597,702	0.99%
19-24 months	36,300	6,735	—	201,292	244,327	0.94%
24+ months	204,713	18,559	—	490,663	713,935	1.16%
Total	$542,791	$275,484	$154,609	$3,269,330	$4,242,214	0.81%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2014		March 31, 2014		June 30, 2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$2,880,501	20%	$2,726,872	18%	$2,379,315	17%
NOW	1,989,919	13	1,934,403	13	2,115,414	15
Wealth management deposits	1,244,757	8	1,214,576	8	874,101	6
Money market	3,500,186	23	3,396,773	23	2,923,602	21
Savings	1,438,264	9	1,415,653	10	1,284,411	9
Time certificates of deposit	4,111,318	27	4,159,780	28	4,568,894	32
Total average deposits	$15,164,945	100%	$14,848,057	100%	$14,145,737	100%
Total average deposits for the second quarter of 2014 were $15.2 billion, an increase of 1.0 billion, or 7%, from the second quarter of 2013. The increase in average deposits is primarily attributable to additional deposits associated with the Company's increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $501.2 million, or 21%, in the second quarter of 2014 compared to the second quarter of 2013.
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

	June 30,		December 31,
(Dollars in thousands)	2014	2013	2013	2012	2011
Total deposits	$15,556,376	$14,365,854	$14,668,789	$14,428,544	$12,307,267
Brokered deposits	876,201	623,955	476,139	787,812	674,013
Brokered deposits as a percentage of total deposits	5.6%	4.3%	3.2%	5.5%	5.5%
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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2014	2014	2013
Notes payable	$180	$362	$18,104
Federal Home Loan Bank advances	446,778	388,975	434,572
Other borrowings:
Federal funds purchased	2,795	797	997
Securities sold under repurchase agreements	125,995	224,480	222,851
Other	19,165	19,311	31,303
Total other borrowings	$147,955	$244,588	$255,151
Subordinated notes	27,692	—	13,187
Junior subordinated debentures	249,493	249,493	249,493
Total other funding sources	$872,098	$883,418	$970,507

Notes payable balances represent the balances on an unsecured promissory note as a result of the Great Lakes Advisors acquisition and a loan agreement with unaffiliated banks. The Company had no outstanding balance on the unsecured promissory note at June 30, 2014 after the remaining balance was paid-off in the second quarter of 2014. At March 31, 2014 and June 30, 2013, the outstanding balance of the unsecured promissory note was $182,000 and $729,000, respectively. The loan agreement with unaffiliated banks is a $100.0 million revolving credit facility available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. In the fourth quarter of 2013, the Company amended the terms of the $100.0 million revolving credit facility, and repaid and terminated a related $1.0 million term loan. At June 30, 2014 and March 31, 2014, the Company had no outstanding balance on the loan agreement with unaffiliated banks as compared to $1.0 million outstanding at June 30, 2013.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. These FHLB advances to the banks totaled $580.6 million at June 30, 2014, compared to $387.7 million at March 31, 2014 and $585.9 million at June 30, 2013.

Other borrowings include securities sold under repurchase agreements, federal funds purchased, debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $43.7 million, $230.9 million and $252.8 million at June 30, 2014, March 31, 2014 and June 30, 2013, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. These borrowings totaled $24.6 million, $211.7 million, and $224.9 million at June 30, 2014, March 31, 2014, and June 30, 2013, respectively. The large decrease in the second quarter of 2014 is primarily attributable to the Company paying off a $180.0 million short term borrowings from brokers. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. In December 2013, the debt issued by the Company, in conjunction with its tangible equity unit offering was paid-off at maturity. At March 31, 2014, the fixed-rate promissory note related to an office building complex had an outstanding balance of $19.1 million.
At June 30, 2014, subordinated notes totaled $140.0 million compared to no balance at March 31, 2014 and a balance of $10.0 million at June 30, 2013. In the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024. Previously, the Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note required annual principal payments of $5.0 million beginning in the sixth year of the note and had a term of ten years. During 2012, two subordinated notes with total remaining balances of $15.0 million were paid off prior to maturity. During 2013, the remaining subordinated note with a balance of $10.0 million was paid off prior to maturity.
The Company had $249.5 million of junior subordinated debentures outstanding as of June 30, 2014, March 31, 2014 and June 30, 2013. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.

See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first six months of 2014 as compared to December 31, 2013 or the first six months of 2013.
Shareholders’ Equity
Total shareholders’ equity was $2.0 billion at June 30, 2014, reflecting an increase of $161.6 million since June 30, 2013 and $97.6 million since December 31, 2013. The increase from December 31, 2013 was the result of net income of $73.0 million less common stock dividends of $9.3 million and preferred stock dividends of $3.2 million, $3.8 million credited to surplus for stock-based compensation costs, $5.2 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, $29.7 million in net unrealized gains from available-for-sale securities, net of tax, partially offset by $693,000 of foreign currency translation adjustments, net of tax, $449,000 of common stock repurchases by the Company and $436,000 net unrealized losses from cash flow hedges, net of tax.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30, 2014	March 31, 2014	June 30, 2013
Leverage ratio	10.5%	10.4%	10.4%
Tier 1 capital to risk-weighted assets	11.7	12.0	12.0
Total capital to risk-weighted assets	13.2	12.6	12.9
Total average equity-to-total average assets(1)	10.8	10.7	10.8

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0
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
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s credit agreement. In each of January, April and July of 2014, the Company declared a quarterly cash dividend of $0.10 per common share. In each of January and July of 2013, the Company declared a semi-annual cash dividend of $0.09 per common share.
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

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2014		December 31, 2013		June 30, 2013
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$3,640,430	26%	$3,253,687	25%	$3,119,931	24%
Commercial real-estate	4,353,472	31	4,230,035	32	4,094,628	31
Home equity	713,642	5	719,137	5	758,260	6
Residential real-estate	451,905	3	434,992	3	384,961	3
Premium finance receivables—commercial	2,378,529	17	2,167,565	16	2,165,734	16
Premium finance receivables—life insurance	2,051,645	15	1,923,698	15	1,821,147	14
Consumer and other	160,373	1	167,488	1	172,231	2
Total loans, net of unearned income, excluding covered loans	$13,749,996	98%	$12,896,602	97%	$12,516,892	96%
Covered loans	275,154	2	346,431	3	454,602	4
Total loans	$14,025,150	100%	$13,243,033	100%	$12,971,494	100%

Commercial and commercial real-estate loans. Our commercial and commercial real-estate loan portfolios are comprised primarily of commercial real-estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of June 30, 2014 and 2013:

As of June 30, 2014		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$2,012,480	25.2%	$6,216	$—	$16,237
Franchise	223,456	2.8	—	—	1,888
Mortgage warehouse lines of credit	148,211	1.9	—	—	1,229
Community Advantage—homeowner associations	94,009	1.2	—	—	—
Aircraft	7,847	0.1	—	—	10
Asset-based lending	778,344	9.7	295	—	5,562
Tax exempt	208,913	2.6	—	—	1,017
Leases	144,435	1.8	—	—	6
Other	9,792	0.1	—	—	78
PCI - commercial loans (1)	12,943	0.2	—	1,452	11
Total commercial	$3,640,430	45.6%	$6,511	$1,452	$26,038
Commercial Real-Estate:
Residential construction	$29,959	0.4%	$—	$—	$500
Commercial construction	155,059	1.9	839	—	2,184
Land	105,927	1.3	2,367	—	3,084
Office	667,917	8.4	10,950	—	7,442
Industrial	617,640	7.7	5,097	—	4,577
Retail	697,095	8.7	6,909	—	6,467
Multi-family	636,169	8.0	689	—	4,302
Mixed use and other	1,378,439	17.2	9,470	309	12,146
PCI - commercial real-estate (1)	65,267	0.8	—	15,682	—
Total commercial real-estate	$4,353,472	54.4%	$36,321	$15,991	$40,702
Total commercial and commercial real-estate	$7,993,902	100.0%	$42,832	$17,443	$66,740

Commercial real-estate—collateral location by state:
Illinois	$3,661,706	84.1%
Wisconsin	374,486	8.6
Total primary markets	$4,036,192	92.7%
Florida	64,473	1.5
Arizona	15,330	0.4
Indiana	93,708	2.2
Other (no individual state greater than 0.5%)	143,769	3.2
Total	$4,353,472	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of June 30, 2013		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,696,236	23.5%	$15,432	$—	$17,892
Franchise	202,240	2.8	—	—	1,647
Mortgage warehouse lines of credit	174,422	2.4	—	—	1,571
Community Advantage—homeowner associations	83,003	1.2	—	—	208
Aircraft	13,174	0.2	—	—	33
Asset-based lending	685,701	9.5	1,816	100	5,891
Tax exempt	151,492	2.1	—	—	1,233
Leases	102,409	1.4	—	—	255
Other	98	—	—	—	1
PCI - commercial loans (1)	11,156	0.2	—	190	—
Total commercial	$3,119,931	43.3%	$17,248	$290	$28,731
Commercial Real-Estate:
Residential construction	$39,299	0.5%	$2,659	$3,263	$1,220
Commercial construction	138,043	1.9	7,857	—	2,053
Land	116,853	1.6	5,742	—	3,525
Office	597,757	8.3	6,324	—	6,030
Industrial	615,501	8.5	5,773	—	6,064
Retail	607,391	8.4	7,471	—	5,418
Multi-family	533,568	7.4	3,337	—	11,738
Mixed use and other	1,378,805	19.2	15,662	—	15,707
PCI - commercial real-estate (1)	67,411	0.9	—	6,466	201
Total commercial real-estate	$4,094,628	56.7%	$54,825	$9,729	$51,956
Total commercial and commercial real-estate	$7,214,559	100.0%	$72,073	$10,019	$80,687

Commercial real-estate—collateral location by state:
Illinois	$3,461,043	84.5%
Wisconsin	346,230	8.5
Total primary markets	$3,807,273	93.0%
Florida	65,928	1.6
Arizona	17,927	0.4
Indiana	78,871	1.9
Other (no individual state greater than 0.5%)	124,629	3.1
Total	$4,094,628	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. However, as a result of recent improvements in credit quality within the overall commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $26.0 million as of June 30, 2014 compared to $28.7 million as of June 30, 2013.
Our commercial real-estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 92.7% of our commercial real-estate loan portfolio is located in this region. Commercial real-estate market conditions continued to be under stress in the second quarter of 2014, however we have been able to effectively manage and reduce our total non-performing commercial real-estate loans. As of June 30, 2014, our allowance for loan losses related to this portfolio is $40.7 million compared to $52.0 million as of June 30, 2013.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines decreased to $148.2 million as of June 30, 2014 from $174.4 million as of June 30, 2013 as a result of lower origination volumes during the current period as refinance activity declined as well as competitive pricing pressure.
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
Residential real-estate mortgages. Our residential real-estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2014, our residential loan portfolio totaled $451.9 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of June 30, 2014, $15.3 million of our residential real-estate mortgages, or 3.4% of our residential real-estate loan portfolio, excluding PCI loans, were classified as nonaccrual, $3.5 million were 30 to 89 days past due (0.7%) and $430.4 million were current (95.9%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of

June 30, 2014 and 2013 was $926.7 million and $996.6 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2014, approximately $13.8 million of our mortgage loans consist of interest-only loans.
Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.4 billion in commercial insurance premium finance receivables during the second quarter of 2014 compared to $1.3 billion in the same period of 2013. During the six months ending June 30, 2014 and 2013, FIFC and FIFC Canada originated approximately $2.8 billion and $2.5 billion, respectively, in commercial insurance premium finance receivables. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. The majority of these loans are purchased by our banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. Because of the indirect nature of this lending through third party agents and brokers and because the borrowers are located nationwide and in Canada, this segment is more susceptible to third party fraud than relationship lending. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of any fraud.
Premium finance receivables—life insurance. FIFC originated approximately $162.0 million in life insurance premium finance receivables in the second quarter of 2014 as compared to $136.3 million of originations in the second quarter of 2013. For the six months ending June 30, 2014 and 2013, FIFC originated $275.6 million and $222.0 million, respectively, in life insurance premium finance receivables. The Company has experienced increased competition and pricing pressure within the current market in 2014. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial and commercial real-estate loan portfolio at June 30, 2014 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2014	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$76,347	$410,608	$168,513	$655,468
Variable rate
With floor feature	578,093	454	—	578,547
Without floor feature	2,387,219	6,511	12,685	2,406,415
Total commercial	3,041,659	417,573	181,198	3,640,430
Commercial real-estate
Fixed rate	$357,089	$1,360,879	$169,198	$1,887,166
Variable rate
With floor feature	395,367	15,611	—	410,978
Without floor feature	2,016,026	37,995	1,307	2,055,328
Total commercial real-estate	2,768,482	1,414,485	170,505	4,353,472

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

(Dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$387	$—	$100
Commercial real-estate	309	—	230	3,263
Home equity	—	—	—	25
Residential real-estate	—	—	—	—
Premium finance receivables—commercial	10,275	6,808	8,842	6,671
Premium finance receivables—life insurance	649	—	—	1,212
Consumer and other	73	57	105	217
Total loans past due greater than 90 days and still accruing	11,306	7,252	9,177	11,488
Non-accrual loans (2):
Commercial	6,511	11,782	10,780	17,248
Commercial real-estate	36,321	33,733	46,658	54,825
Home equity	5,804	7,311	10,071	12,322
Residential real-estate	15,294	14,385	14,974	10,213
Premium finance receivables—commercial	12,298	14,517	10,537	13,605
Premium finance receivables—life insurance	—	—	—	16
Consumer and other	1,116	1,144	1,137	1,768
Total non-accrual loans	77,344	82,872	94,157	109,997
Total non-performing loans:
Commercial	6,511	12,169	10,780	17,348
Commercial real-estate	36,630	33,733	46,888	58,088
Home equity	5,804	7,311	10,071	12,347
Residential real-estate	15,294	14,385	14,974	10,213
Premium finance receivables—commercial	22,573	21,325	19,379	20,276
Premium finance receivables—life insurance	649	—	—	1,228
Consumer and other	1,189	1,201	1,242	1,985
Total non-performing loans	$88,650	$90,124	$103,334	$121,485
Other real estate owned	51,673	47,656	43,398	44,623
Other real estate owned—from acquisitions	7,915	6,475	7,056	12,402
Other repossessed assets	311	426	542	1,032
Total non-performing assets	$148,549	$144,681	$154,330	$179,542
TDRs performing under the contractual terms of the loan agreement	72,199	74,622	78,610	93,810
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.18%	0.35%	0.33%	0.56%
Commercial real-estate	0.84	0.79	1.11	1.42
Home equity	0.81	1.03	1.40	1.63
Residential real-estate	3.38	3.37	3.44	2.65
Premium finance receivables—commercial	0.95	0.97	0.89	0.94
Premium finance receivables—life insurance	0.03	—	—	0.07
Consumer and other	0.74	0.75	0.74	1.15
Total non-performing loans	0.64%	0.69%	0.80%	0.97%
Total non-performing assets, as a percentage of total assets	0.79%	0.79%	0.85%	1.02%
Allowance for loan losses as a percentage of total non-performing loans	104.06%	102.39%	93.80%	87.95%
(1) As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.
(2) Non-accrual loans included TDRs totaling $15.9 million, $17.9 million, $28.5 million and $32.4 million as of June 30, 2014, March 31, 2014, December 31, 2013 and June 30, 2013, respectively.

Non-performing Commercial and Commercial Real-Estate
Commercial non-performing loans totaled $6.5 million as of June 30, 2014 compared to $10.8 million as of December 31, 2013 and $17.3 million as of June 30, 2013. Commercial real-estate non-performing loans totaled $36.6 million as of June 30, 2014 compared to $46.9 million as of December 31, 2013 and $58.1 million as of June 30, 2013. Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real-Estate and Home Equity
Non-performing residential real-estate and home equity loans totaled $21.1 million as of June 30, 2014. The balance decreased $3.9 million from December 31, 2013 and decreased $1.5 million from June 30, 2013. The June 30, 2014 non-performing balance is comprised of $15.3 million of residential real-estate (79 individual credits) and $5.8 million of home equity loans (39 individual credits). On average, this is approximately eight non-performing residential real-estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of June 30, 2014 and 2013, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	June 30, 2014	June 30, 2013
Non-performing premium finance receivables—commercial	$22,573	$20,276
- as a percent of premium finance receivables—commercial outstanding	0.95%	0.94%
Net charge-offs of premium finance receivables—commercial	$1,180	$1,027
- annualized as a percent of average premium finance receivables—commercial	0.20%	0.20%
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

Loan Portfolio Aging
The following table shows, as of June 30, 2014, only 0.8% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 0.8% either one or two payments past due. In total, 98.4% of the Company’s total loan portfolio, excluding covered loans, as of June 30, 2014 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at June 30, 2014 and March 31, 2014:

		90+ days	60-89	30-59
As of June 30, 2014		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$6,216	$—	$4,165	$21,610	$1,980,489	$2,012,480
Franchise	—	—	—	549	222,907	223,456
Mortgage warehouse lines of credit	—	—	—	1,680	146,531	148,211
Community Advantage—homeowners association	—	—	—	—	94,009	94,009
Aircraft	—	—	—	—	7,847	7,847
Asset-based lending	295	—	—	6,047	772,002	778,344
Tax exempt	—	—	—	—	208,913	208,913
Leases	—	—	—	36	144,399	144,435
Other	—	—	—	—	9,792	9,792
PCI - commercial (1)	—	1,452	—	224	11,267	12,943
Total commercial	6,511	1,452	4,165	30,146	3,598,156	3,640,430
Commercial real-estate
Residential construction	—	—	—	18	29,941	29,959
Commercial construction	839	—	—	—	154,220	155,059
Land	2,367	—	614	4,502	98,444	105,927
Office	10,950	—	999	3,911	652,057	667,917
Industrial	5,097	—	899	690	610,954	617,640
Retail	6,909	—	1,334	2,560	686,292	697,095
Multi-family	689	—	244	4,717	630,519	636,169
Mixed use and other	9,470	309	5,384	12,300	1,350,976	1,378,439
PCI - commercial real-estate (1)	—	15,682	155	1,595	47,835	65,267
Total commercial real-estate	36,321	15,991	9,629	30,293	4,261,238	4,353,472
Home equity	5,804	—	1,392	3,324	703,122	713,642
Residential real-estate	15,294	—	1,487	1,978	430,364	449,123
PCI - residential real-estate (1)	—	988	111	—	1,683	2,782
Premium finance receivables
Commercial insurance loans	12,298	10,275	12,335	14,672	2,328,949	2,378,529
Life insurance loans	—	649	896	4,783	1,635,557	1,641,885
PCI - life insurance loans (1)	—	—	—	—	409,760	409,760
Consumer and other	1,116	73	558	600	157,828	160,175
PCI - consumer and other (1)	—	—	4	—	194	198
Total loans, net of unearned income, excluding covered loans	$77,344	$29,428	$30,577	$85,796	$13,526,851	$13,749,996
Covered loans	6,690	34,486	4,003	1,482	228,493	275,154
Total loans, net of unearned income	$84,034	$63,914	$34,580	$87,278	$13,755,344	$14,025,150

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of June 30, 2014	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.3%	—%	0.2%	1.1%	98.4%	100.0%
Franchise	—	—	—	0.2	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	1.1	98.9	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	—	—	—	0.8	99.2	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	11.2	—	1.7	87.1	100.0
Total commercial	0.2	—	0.1	0.8	98.9	100.0
Commercial real-estate
Residential construction	—	—	—	0.1	99.9	100.0
Commercial construction	0.5	—	—	—	99.5	100.0
Land	2.2	—	0.6	4.3	92.9	100.0
Office	1.6	—	0.1	0.6	97.7	100.0
Industrial	0.8	—	0.1	0.1	99.0	100.0
Retail	1.0	—	0.2	0.4	98.4	100.0
Multi-family	0.1	—	—	0.7	99.2	100.0
Mixed use and other	0.7	—	0.4	0.9	98.0	100.0
PCI - commercial real-estate (1)	—	24.0	0.2	2.4	73.4	100.0
Total commercial real-estate	0.8	0.4	0.2	0.7	97.9	100.0
Home equity	0.8	—	0.2	0.5	98.5	100.0
Residential real-estate	3.4	—	0.3	0.4	95.9	100.0
PCI - residential real-estate (1)	—	35.5	4.0	—	60.5	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.5	0.6	98.0	100.0
Life insurance loans	—	—	0.1	0.3	99.6	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.7	—	0.3	0.4	98.6	100.0
PCI - consumer and other (1)	—	—	2.0	—	98.0	100.0
Total loans, net of unearned income, excluding covered loans	0.6%	0.2%	0.2%	0.6%	98.4%	100.0%
Covered loans	2.4	12.5	1.5	0.5	83.1	100.0
Total loans, net of unearned income	0.6%	0.5%	0.2%	0.6%	98.1%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		90+ days	60-89	30-59
As of March 31, 2014		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$11,112	$387	$2,235	$16,150	$1,965,425	$1,995,309
Franchise	—	—	—	75	221,026	221,101
Mortgage warehouse lines of credit	—	—	—	—	60,809	60,809
Community Advantage - homeowners association	—	—	—	—	91,414	91,414
Aircraft	—	—	—	—	8,840	8,840
Asset-based lending	670	—	—	10,573	729,425	740,668
Municipal	—	—	—	—	177,973	177,973
Leases	—	—	—	—	121,986	121,986
Other	—	—	—	—	10,261	10,261
Purchased non-covered commercial (1)	—	1,079	—	865	8,892	10,836
Total commercial	11,782	1,466	2,235	27,663	3,396,051	3,439,197
Commercial real-estate
Residential construction	—	—	680	27	35,690	36,397
Commercial construction	844	—	—	—	150,786	151,630
Land	2,405	—	2,682	3,438	99,445	107,970
Office	6,970	—	1,672	8,868	633,655	651,165
Industrial	6,101	—	1,114	2,706	615,139	625,060
Retail	9,540	—	217	3,089	664,584	677,430
Multi-family	1,327	—	—	3,820	570,616	575,763
Mixed use and other	6,546	—	6,626	10,744	1,337,320	1,361,236
Purchased non-covered commercial real-estate (1)	—	21,073	2,791	6,169	45,571	75,604
Total commercial real-estate	33,733	21,073	15,782	38,861	4,152,806	4,262,255
Home equity	7,311	—	1,650	4,972	693,815	707,748
Residential real estate	14,385	—	946	4,889	403,474	423,694
Purchased non-covered residential real estate (1)	—	1,414	—	248	1,413	3,075
Premium finance receivables
Commercial insurance loans	14,517	6,808	5,600	20,777	2,160,659	2,208,361
Life insurance loans	—	—	—	4,312	1,511,820	1,516,132
Purchased life insurance loans (1)	—	—	—	—	413,202	413,202
Consumer and other	1,144	57	213	550	157,290	159,254
Purchased non-covered consumer and other (1)	—	48	—	20	174	242
Total loans, net of unearned income, excluding covered loans	$82,872	$30,866	$26,426	$102,292	$12,890,704	$13,133,160
Covered loans	9,136	35,831	6,682	7,042	253,787	312,478
Total loans, net of unearned income	$92,008	$66,697	$33,108	$109,334	$13,144,491	$13,445,638

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance:	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.6%	—%	0.1%	0.8%	98.5%	100.0%
Franchise	—	—	—	—	100.0	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage - homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	—	1.4	98.5	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial(1)	—	10.0	—	8.0	82.0	100.0
Total commercial	0.3	—	0.1	0.8	98.8	100.0
Commercial real-estate
Residential construction	—	—	1.9	0.1	98.0	100.0
Commercial construction	0.6	—	—	—	99.4	100.0
Land	2.2	—	2.5	3.2	92.1	100.0
Office	1.1	—	0.3	1.4	97.2	100.0
Industrial	1.0	—	0.2	0.4	98.4	100.0
Retail	1.4	—	—	0.5	98.1	100.0
Multi-family	0.2	—	—	0.7	99.1	100.0
Mixed use and other	0.5	—	0.5	0.8	98.2	100.0
Purchased non-covered commercial real-estate (1)	—	27.9	3.7	8.2	60.2	100.0
Total commercial real-estate	0.8	0.5	0.4	0.9	97.4	100.0
Home equity	1.0	—	0.2	0.7	98.1	100.0
Residential real estate	3.4	—	0.2	1.2	95.2	100.0
Purchased non-covered residential real estate(1)	—	46.0	—	8.1	45.9	100.0
Premium finance receivables
Commercial insurance loans	0.7	0.3	0.3	0.9	97.8	100.0
Life insurance loans	—	—	—	0.3	99.7	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.7	—	0.1	0.3	98.9	100.0
Purchased non-covered consumer and other(1)	—	19.8	—	8.3	71.9	100.0
Total loans, net of unearned income, excluding covered loans	0.6%	0.2%	0.2%	0.8%	98.2%	100.0%
Covered loans	2.9	11.5	2.1	2.3	81.2	100.0
Total loans, net of unearned income	0.7%	0.5%	0.2%	0.8%	97.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of June 30, 2014, only $30.6 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $85.8 million or 0.6%, were 30 to 59 days (or one payment) past due. As of March 31, 2014, $26.4 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $102.3 million, or 0.8%, were 30 to 59 days (or one payment) past due. The majority of the commercial and commercial real-estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due decreased $10.3 million since March 31, 2014.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2014 that are current with regard to the contractual terms of the loan agreement represent 98.5% of the total home equity portfolio. Residential real-estate loans, excluding PCI loans, at June 30, 2014 that are current with regards to the contractual terms of the loan agreements comprise 95.9% of total residential real-estate loans outstanding.
Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$90,124	$128,633	$103,334	$118,083
Additions, net	15,143	21,348	20,798	49,378
Return to performing status	(1,094)	(817)	(3,067)	(817)
Payments received	(3,083)	(10,552)	(6,813)	(14,673)
Transfer to OREO and other repossessed assets	(9,741)	(5,271)	(19,754)	(12,161)
Charge-offs	(4,602)	(11,325)	(9,376)	(20,473)
Net change for niche loans (1)	1,903	(531)	3,528	2,148
Balance at end of period	$88,650	$121,485	$88,650	$121,485

(1)	This includes activity for premium finance receivables and indirect consumer loans.
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
Management determined that the allowance for loan losses was appropriate at June 30, 2014, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Allowance for loan losses at beginning of period	$92,275	$110,348	$96,922	$107,351
Provision for credit losses	6,813	15,133	10,117	30,500
Other adjustments	(105)	(309)	(253)	(538)
Reclassification from (to) allowance for unfunded lending-related commitments	(146)	65	(164)	(148)
Charge-offs:
Commercial	2,384	1,093	3,032	5,633
Commercial real-estate	2,351	14,947	6,844	18,246
Home equity	730	1,785	2,997	4,182
Residential real-estate	689	517	915	2,245
Premium finance receivables—commercial	1,492	1,306	2,702	2,374
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	213	128	386	257
Total charge-offs	7,859	19,776	16,876	32,937
Recoveries:
Commercial	270	268	587	563
Commercial real-estate	342	584	487	952
Home equity	122	171	379	333
Residential real-estate	74	18	205	23
Premium finance receivables—commercial	312	279	631	564
Premium finance receivables—life insurance	2	—	4	9
Consumer and other	153	61	214	170
Total recoveries	1,275	1,381	2,507	2,614
Net charge-offs	(6,584)	(18,395)	(14,369)	(30,323)
Allowance for loan losses at period end	$92,253	$106,842	$92,253	$106,842
Allowance for unfunded lending-related commitments at period end	884	3,563	884	3,563
Allowance for credit losses at period end	$93,137	$110,405	$93,137	$110,405
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.24%	0.11%	0.14%	0.35%
Commercial real-estate	0.19	1.42	0.30	0.87
Home equity	0.34	0.85	0.74	1.01
Residential real-estate	0.35	0.26	0.21	0.59
Premium finance receivables—commercial	0.20	0.20	0.18	0.18
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	0.14	0.15	0.20	0.09
Total loans, net of unearned income, excluding covered loans	0.19%	0.59%	0.21%	0.49%
Net charge-offs as a percentage of the provision for credit losses	96.62%	121.57%	142.02%	99.42%
Loans at period-end, excluding covered loans	$13,749,996	$12,516,892
Allowance for loan losses as a percentage of loans at period end	0.67%	0.85%
Allowance for credit losses as a percentage of loans at period end	0.68%	0.88%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $884,000 as of June 30, 2014 compared to $3.6 million as of June 30, 2013. The decrease since the prior period was primarily attributable to the funding of one letter of credit in the third quarter of 2013 and the expiration of one letter of credit in the fourth quarter of 2013.

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
At June 30, 2014, the Company had $137.2 million of impaired loans with $91.5 million of this balance requiring $10.3 million of specific impairment reserves. At March 31, 2014, the Company had $143.0 million of impaired loans with $86.4 million of this balance requiring $8.2 million of specific impairment reserves. The most significant fluctuations in impaired loans with specific impairment from March 31, 2014 to June 30, 2014 occurred within the office portfolio. The recorded investment in the office portfolio increased $5.7 million, which was primarily the result of two credit relationship with a recorded investment of $5.1 million becoming impaired and requiring a specific impairment reserve at June 30, 2014. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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
Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however the Company’s markets have clearly been under stress. As of June 30, 2014, home equity loans and residential mortgages comprised 5% and 3%, respectively, of the Company’s total loan portfolio. At June 30, 2014, approximately 3.7% of all of the Company’s residential mortgage loans, excluding covered loans and PCI loans, and approximately 1.0% of all of the Company’s home equity loans, are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrate that although there is stress in the Chicago metropolitan and southeastern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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

TDRs
At June 30, 2014, the Company had $88.1 million in loans modified in TDRs. The $88.1 million in TDRs represents 143 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $92.5 million representing 143 credits at March 31, 2014 and decreased from $126.2 million representing 167 credits at June 30, 2013.
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
Subsequent to its restructuring, any TDR with a below market rate concession that becomes nonaccrual will remain classified by the Company as a TDR for its duration and will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at June 30, 2014 and approximately $4.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at June 30, 2014, the Company was committed to lend additional funds to borrowers totaling $786,000 under the contractual terms of TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(Dollars in thousands)	2014	2014	2013
Accruing TDRs:
Commercial	$5,225	$5,844	$7,316
Commercial real-estate	63,178	64,726	82,072
Residential real-estate and other	3,796	4,052	4,422
Total accruing TDRs	$72,199	$74,622	$93,810
Non-accrual TDRs: (1)
Commercial	$1,192	$1,434	$1,904
Commercial real-estate	12,656	14,774	28,552
Residential real-estate and other	2,060	1,687	1,930
Total non-accrual TDRs	$15,908	$17,895	$32,386
Total TDRs:
Commercial	$6,417	$7,278	$9,220
Commercial real-estate	75,834	79,500	110,624
Residential real-estate and other	5,856	5,739	6,352
Total TDRs	$88,107	$92,517	$126,196
Weighted-average contractual interest rate of TDRs	4.04%	4.02%	4.06%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of June 30, 2014 and June 30, 2013, and shows the changes in the balance during those periods:

Three Months Ended June 30, 2014 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$7,278	$79,500	$5,739	$92,517
Additions during the period	—	2,020	220	2,240
Reductions:
Charge-offs	(17)	(19)	(73)	(109)
Transferred to OREO and other repossessed assets	(252)	(3,780)	—	(4,032)
Removal of TDR loan status (1)	(383)	—	—	(383)
Payments received	(209)	(1,887)	(30)	(2,126)
Balance at period end	$6,417	$75,834	$5,856	$88,107

Three Months Ended June 30, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$11,837	$98,303	$6,205	$116,345
Additions during the period	—	14,067	401	14,468
Reductions:
Charge-offs	(27)	(371)	(240)	(638)
Transferred to OREO and other repossessed assets	—	(670)	—	(670)
Removal of TDR loan status (1)	(2,231)	—	—	(2,231)
Payments received	(359)	(705)	(14)	(1,078)
Balance at period end	$9,220	$110,624	$6,352	$126,196

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Six Months Ended June 30, 2014 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$7,388	$93,535	$6,180	$107,103
Additions during the period	88	7,177	220	7,485
Reductions:
Charge-offs	(23)	(3,732)	(479)	(4,234)
Transferred to OREO	(252)	(16,057)	—	(16,309)
Removal of restructured loan status (1)	(383)	—	—	(383)
Payments received	(401)	(5,089)	(65)	(5,555)
Balance at period end	$6,417	$75,834	$5,856	$88,107

Six Months Ended June 30, 2013 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$17,995	$102,415	$6,063	$126,473
Additions during the period	708	15,259	778	16,745
Reductions:
Charge-offs	(2,169)	(1,743)	(257)	(4,169)
Transferred to OREO	(3,800)	(837)	(103)	(4,740)
Removal of restructured loan status (1)	(2,840)	—	—	(2,840)
Payments received	(674)	(4,470)	(129)	(5,273)
Balance at period end	$9,220	$110,624	$6,352	$126,196

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$54,131	$56,177	$50,454	$62,891
Disposal/resolved	(6,155)	(9,488)	(14,360)	(16,986)
Transfers in at fair value, less costs to sell	12,801	7,262	27,371	9,390
Additions from acquisition	—	6,818	—	6,818
Fair value adjustments	(1,189)	(3,744)	(3,877)	(5,088)
Balance at end of period	$59,588	$57,025	$59,588	$57,025

	Period End
(Dollars in thousands)	June 30, 2014	March 31, 2014	June 30, 2013
Residential real-estate	$9,007	$6,452	$7,327
Residential real-estate development	3,216	3,500	6,950
Commercial real-estate	47,365	44,179	42,748
Total	$59,588	$54,131	$57,025

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
Management measures its exposure to changes in interest rates using many different interest rate scenarios. One interest rate scenario utilized is to measure the percentage change in net interest income assuming a ramped increase and decrease of 100 and 200 basis points that occurs in equal steps over a twelve-month time horizon. Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 2014, December 31, 2013 and June 30, 2013 is as follows:

	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
Percentage change in net interest income due to a ramped 100 and 200 basis point shift in the yield curve:
June 30, 2014	5.0%	2.4%	(4.0)%	(8.0)%
December 31, 2013	5.0%	2.4%	(5.0)%	(10.0)%
June 30, 2013	5.8%	2.4%	(3.8)%	(8.1)%
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

During the second quarter of 2014, the Company entered into covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2014.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2014. There is currently no authorization to repurchase shares of outstanding common stock.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	August 8, 2014	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)