Form 10-Q
period 2014-09-30
WINTRUST FINANCIAL CORP
filed 2014-11-07
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Common Stock — no par value, 46,715,099 shares, as of October 31, 2014

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2014	December 31, 2013	September 30, 2013
Assets
Cash and due from banks	$260,694	$253,408	$322,866
Federal funds sold and securities purchased under resale agreements	26,722	10,456	7,771
Interest bearing deposits with banks	620,370	495,574	681,834
Available-for-sale securities, at fair value	1,782,648	2,176,290	1,781,883
Trading account securities	6,015	497	259
Federal Home Loan Bank and Federal Reserve Bank stock	80,951	79,261	76,755
Brokerage customer receivables	26,624	30,953	29,253
Mortgage loans held-for-sale	363,303	334,327	334,345
Loans, net of unearned income, excluding covered loans	14,052,059	12,896,602	12,581,039
Covered loans	254,605	346,431	415,988
Total loans	14,306,664	13,243,033	12,997,027
Less: Allowance for loan losses	91,019	96,922	107,188
Less: Allowance for covered loan losses	2,655	10,092	12,924
Net loans	14,212,990	13,136,019	12,876,915
Premises and equipment, net	555,241	531,947	517,942
FDIC indemnification asset	27,359	85,672	100,313
Accrued interest receivable and other assets	494,213	569,619	576,121
Trade date securities receivable	285,627	—	—
Goodwill	406,604	374,547	357,309
Other intangible assets	19,984	19,213	18,982
Total assets	$19,169,345	$18,097,783	$17,682,548
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$3,253,477	$2,721,771	$2,622,518
Interest bearing	12,811,769	11,947,018	12,024,928
Total deposits	16,065,246	14,668,789	14,647,446
Federal Home Loan Bank advances	347,500	417,762	387,852
Other borrowings	51,483	255,104	248,416
Subordinated notes	140,000	—	10,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	—	303,088	—
Accrued interest payable and other liabilities	287,115	302,958	265,775
Total liabilities	17,140,837	16,197,194	15,808,982
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,467 shares issued and outstanding at September 30, 2014, 126,477 shares issued and outstanding at December 31, 2013, and 126,500 shares issued and outstanding at September, 30, 2013	126,467	126,477	126,500
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2014, December 31, 2013, and September 30, 2013; 46,766,420 shares issued at September 30, 2014, 46,181,588 shares issued at December 31, 2013, and 39,992,300 shares issued at September 30, 2013	46,766	46,181	39,992
Surplus	1,129,975	1,117,032	1,118,550
Treasury stock, at cost, 75,373 shares at September 30, 2014, 65,005 shares at December 31, 2013, and 261,257 shares at September 30, 2013	(3,519)	(3,000)	(8,290)
Retained earnings	771,519	676,935	643,228
Accumulated other comprehensive loss	(42,700)	(63,036)	(46,414)
Total shareholders’ equity	2,028,508	1,900,589	1,873,566
Total liabilities and shareholders’ equity	$19,169,345	$18,097,783	$17,682,548
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest income
Interest and fees on loans	$156,534	$150,810	$455,548	$438,907
Interest bearing deposits with banks	409	229	977	1,209
Federal funds sold and securities purchased under resale agreements	12	4	22	23
Available-for-sale securities	12,767	9,224	39,190	27,335
Trading account securities	20	14	34	27
Federal Home Loan Bank and Federal Reserve Bank stock	733	687	2,171	2,064
Brokerage customer receivables	201	200	610	562
Total interest income	170,676	161,168	498,552	470,127
Interest expense
Interest on deposits	12,298	12,524	35,980	40,703
Interest on Federal Home Loan Bank advances	2,641	2,729	7,989	8,314
Interest on other borrowings	200	910	1,460	3,196
Interest on subordinated notes	1,776	40	2,130	151
Interest on junior subordinated debentures	2,091	3,183	6,137	9,444
Total interest expense	19,006	19,386	53,696	61,808
Net interest income	151,670	141,782	444,856	408,319
Provision for credit losses	5,864	11,114	14,404	42,183
Net interest income after provision for credit losses	145,806	130,668	430,452	366,136
Non-interest income
Wealth management	17,659	16,057	52,694	46,777
Mortgage banking	26,691	25,682	66,923	87,561
Service charges on deposit accounts	6,084	5,308	17,118	15,136
(Losses) gains on available-for-sale securities, net	(153)	75	(522)	328
Fees from covered call options	2,107	285	4,893	2,917
Trading gains (losses), net	293	(1,655)	(1,102)	1,170
Other	5,271	8,910	17,579	22,147
Total non-interest income	57,952	54,662	157,583	176,036
Non-interest expense
Salaries and employee benefits	85,976	78,007	247,873	234,745
Equipment	7,570	6,593	22,196	19,190
Occupancy, net	10,446	9,079	31,289	26,639
Data processing	4,765	4,884	14,023	13,841
Advertising and marketing	3,528	2,772	9,902	7,534
Professional fees	4,035	3,378	11,535	10,790
Amortization of other intangible assets	1,202	1,154	3,521	3,438
FDIC insurance	3,211	3,245	9,358	9,692
OREO expense, net	581	2,499	7,047	3,163
Other	17,186	15,637	46,662	46,522
Total non-interest expense	138,500	127,248	403,406	375,554
Income before taxes	65,258	58,082	184,629	166,618
Income tax expense	25,034	22,519	71,364	64,696
Net income	$40,224	$35,563	$113,265	$101,922
Preferred stock dividends and discount accretion	1,581	1,581	4,743	6,814
Net income applicable to common shares	$38,643	$33,982	$108,522	$95,108
Net income per common share—Basic	$0.83	$0.86	$2.34	$2.51
Net income per common share—Diluted	$0.79	$0.71	$2.23	$2.05
Cash dividends declared per common share	$0.10	$0.09	$0.30	$0.18
Weighted average common shares outstanding	46,639	39,331	46,453	37,939
Dilutive potential common shares	4,241	10,823	4,349	11,763
Average common shares and dilutive common shares	50,880	50,154	50,802	49,702
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$40,224	$35,563	$113,265	$101,922
Unrealized gains (losses) on securities
Before tax	1,345	(2,419)	49,920	(81,337)
Tax effect	(533)	959	(19,669)	32,106
Net of tax	812	(1,460)	30,251	(49,231)
Less: Reclassification of net (losses) gains included in net income
Before tax	(153)	75	(522)	328
Tax effect	62	(30)	208	(131)
Net of tax	(91)	45	(314)	197
Net unrealized gains (losses) on securities	903	(1,505)	30,565	(49,428)
Unrealized gains on derivative instruments
Before tax	971	647	247	4,290
Tax effect	(386)	(257)	(98)	(1,708)
Net unrealized gains on derivative instruments	585	390	149	2,582
Foreign currency translation adjustment
Before tax	(13,062)	4,970	(13,976)	(9,575)
Tax effect	3,377	(1,065)	3,598	2,296
Net foreign currency translation adjustment	(9,685)	3,905	(10,378)	(7,279)
Total other comprehensive (loss) income	(8,197)	2,790	20,336	(54,125)
Comprehensive income	$32,027	$38,353	$133,601	$47,797
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2012	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
Net income	—	—	—	—	101,922	—	101,922
Other comprehensive loss, net of tax	—	—	—	—	—	(54,125)	(54,125)
Cash dividends declared on common stock	—	—	—	—	(6,903)	—	(6,903)
Dividends on preferred stock	—	—	—	—	(6,744)	—	(6,744)
Accretion on preferred stock	70	—	—	—	(70)	—	—
Conversion of Series A preferred stock to common stock	(49,976)	1,944	48,032	—	—	—	—
Stock-based compensation	—	—	6,598	—	—	—	6,598
Common stock issued for:
Acquisitions	—	648	22,422	—	—	—	23,070
Exercise of stock options and warrants	—	79	2,161	(214)	—	—	2,026
Restricted stock awards	—	135	140	(238)	—	—	37
Employee stock purchase plan	—	47	1,801	—	—	—	1,848
Director compensation plan	—	31	1,101	—	—	—	1,132
Balance at September 30, 2013	$126,500	$39,992	$1,118,550	$(8,290)	$643,228	$(46,414)	$1,873,566
Balance at December 31, 2013	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
Net income	—	—	—	—	113,265	—	113,265
Other comprehensive income, net of tax	—	—	—	—	—	20,336	20,336
Cash dividends declared on common stock	—	—	—	—	(13,938)	—	(13,938)
Dividends on preferred stock	—	—	—	—	(4,743)	—	(4,743)
Stock-based compensation	—	—	5,754	—	—	—	5,754
Conversion of Series C preferred stock to common stock	(10)	1	9	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	450	3,797	(313)	—	—	3,934
Restricted stock awards	—	67	151	(206)	—	—	12
Employee stock purchase plan	—	47	2,086	—	—	—	2,133
Director compensation plan	—	20	1,146	—	—	—	1,166
Balance at September 30, 2014	$126,467	$46,766	$1,129,975	$(3,519)	$771,519	$(42,700)	$2,028,508
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2014	September 30, 2013
Operating Activities:
Net income	$113,265	$101,922
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	14,404	42,183
Depreciation and amortization	23,952	21,061
Stock-based compensation expense	5,754	6,598
Tax (expense) benefit from stock-based compensation arrangements	(279)	188
Excess tax benefits from stock-based compensation arrangements	(339)	(349)
Net amortization of premium on securities	4,733	1,534
Mortgage servicing rights fair value change, net	706	(1,373)
Originations and purchases of mortgage loans held-for-sale	(2,272,919)	(2,966,058)
Proceeds from sales of mortgage loans held-for-sale	2,299,103	3,108,405
(Increase) decrease in trading securities, net	(5,518)	324
Net decrease (increase) in brokerage customer receivables	4,329	(4,389)
Gains on mortgage loans sold	(55,160)	(64,492)
Losses (gains) on available-for-sale securities, net	522	(328)
Losses (gains) on sales of premises and equipment, net	664	(375)
Net losses (gains) on sales and fair value adjustments of other real estate owned	2,628	(1,323)
Decrease in accrued interest receivable and other assets, net	78,709	27,170
Decrease in accrued interest payable and other liabilities, net	(55,874)	(50,290)
Net Cash Provided by Operating Activities	158,680	220,408
Investing Activities:
Proceeds from maturities of available-for-sale securities	222,434	169,139
Proceeds from sales of available-for-sale securities	578,594	129,537
Purchases of available-for-sale securities	(944,281)	(240,640)
Net cash received (paid) for acquisitions	228,946	(9,350)
Divestiture of operations	—	(149,100)
Proceeds from sales of other real estate owned	73,940	76,506
Proceeds received from the FDIC related to reimbursements on covered assets	17,652	47,408
Net (increase) decrease in interest bearing deposits with banks	(124,796)	412,638
Net increase in loans	(1,011,889)	(589,402)
Purchases of premises and equipment, net	(30,982)	(24,239)
Net Cash Used for Investing Activities	(990,382)	(177,503)
Financing Activities:
Increase in deposit accounts	1,000,603	39,575
Decrease in other borrowings, net	(203,621)	(29,009)
Decrease in Federal Home Loan Bank advances, net	(70,000)	(26,000)
Proceeds from issuance of subordinated notes, net	139,090	—
Repayment of subordinated notes	—	(5,000)
Excess tax benefits from stock-based compensation arrangements	339	349
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	8,043	5,307
Common stock repurchases	(519)	(452)
Dividends paid	(18,681)	(12,066)
Net Cash Provided by (Used for) Financing Activities	855,254	(27,296)
Net Increase in Cash and Cash Equivalents	23,552	15,609
Cash and Cash Equivalents at Beginning of Period	263,864	315,028
Cash and Cash Equivalents at End of Period	$287,416	$330,637
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

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On August 8, 2014, the Company, through its wholly-owned subsidiary Town Bank, acquired eleven branch offices and deposits of Talmer Bank & Trust. Subsequent to this date, the Company acquired loans from these branches as well. In total, the Company acquired assets with a fair value of approximately $361.3 million, including approximately $41.5 million of loans, and assumed liabilities with a fair value of approximately $361.3 million, including approximately $354.9 million of deposits. Additionally, the Company recorded goodwill of $9.7 million on the acquisition.

On July 11, 2014 the Company, through its wholly-owned subsidiary Town Bank, acquired the Pewaukee, Wisconsin branch of THE National Bank. The Company acquired assets with a fair value of approximately $94.1 million, including approximately $75.0 million of loans, and assumed deposits with a fair value of approximately $36.2 million. Additionally, the Company recorded goodwill of $16.3 million on the acquisition.

On May 16, 2014, the Company, through its wholly-owned subsidiary Hinsdale Bank and Trust Company ("Hinsdale Bank") acquired the Stone Park branch office and certain related deposits of Urban Partnership Bank ("UPB"). The Company assumed liabilities with a fair value of approximately $5.5 million, including approximately $5.4 million of deposits. Additionally, the Company recorded goodwill of $678,000 on the acquisition.

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
See Note 17—Subsequent Events for discussion regarding the Company's announced acquisition of Delavan Bancshares, Inc. ("Delavan").

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
The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$46,115	$137,681	$85,672	$208,160
Additions from acquisitions	—	—	—	—
Additions from reimbursable expenses	1,584	3,062	4,933	10,922
Amortization	(1,382)	(1,763)	(4,441)	(5,884)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(12,124)	(12,742)	(41,153)	(65,477)
Payments received from the FDIC	(6,834)	(25,925)	(17,652)	(47,408)
Balance at end of period	$27,359	$100,313	$27,359	$100,313
Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, the Company completed the divestiture of the deposits and current banking operations of Second Federal Savings and Loan Association of Chicago ("Second Federal") to an unaffiliated financial institution. Through this transaction, the Company divested approximately $149 million of related deposits.
Specialty Finance Acquisition
On April 28, 2014, the Company, through its wholly-owned subsidiary, First Insurance Funding of Canada, Inc., completed its acquisition of Policy Billing Services Inc. and Equity Premium Finance Inc., two affiliated Canadian insurance premium funding and payment services companies. Through this transaction, the Company acquired approximately $7.4 million of premium finance receivables. The Company recorded goodwill of approximately $6.5 million on the acquisition.

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

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$388,873	$372	$(10,984)	$378,261
U.S. Government agencies	771,255	3,866	(35,369)	739,752
Municipal	184,015	4,969	(1,881)	187,103
Corporate notes:
Financial issuers	129,259	2,252	(1,208)	130,303
Other	3,773	79	—	3,852
Mortgage-backed: (1)
Mortgage-backed securities	246,354	4,303	(8,938)	241,719
Collateralized mortgage obligations	49,909	357	(763)	49,503
Equity securities	47,595	4,958	(398)	52,155
Total available-for-sale securities	$1,821,033	$21,156	$(59,541)	$1,782,648

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$354,262	$141	$(18,308)	$336,095
U.S. Government agencies	950,086	1,680	(56,078)	895,688
Municipal	154,463	2,551	(4,298)	152,716
Corporate notes:
Financial issuers	129,362	1,993	(2,411)	128,944
Other	5,994	105	(5)	6,094
Mortgage-backed: (1)
Mortgage-backed securities	562,708	3,537	(18,047)	548,198
Collateralized mortgage obligations	57,711	258	(942)	57,027
Equity securities	50,532	1,493	(497)	51,528
Total available-for-sale securities	$2,265,118	$11,758	$(100,586)	$2,176,290

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$225,190	$150	$(14,438)	$210,902
U.S. Government agencies	954,050	2,213	(43,574)	912,689
Municipal	152,010	1,983	(3,346)	150,647
Corporate notes:
Financial issuers	132,320	2,252	(2,513)	132,059
Other	7,011	126	(15)	7,122
Mortgage-backed: (1)
Mortgage-backed securities	268,166	4,157	(12,861)	259,462
Collateralized mortgage obligations	60,001	458	(728)	59,731
Equity securities	53,837	1,097	(5,663)	49,271
Total available-for-sale securities	$1,852,585	$12,436	$(83,138)	$1,781,883

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$10,006	$(3)	$189,172	$(10,981)	$199,178	$(10,984)
U.S. Government agencies	13,557	(78)	447,369	(35,291)	460,926	(35,369)
Municipal	9,029	(113)	47,937	(1,768)	56,966	(1,881)
Corporate notes:
Financial issuers	1,318	(3)	57,982	(1,205)	59,300	(1,208)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	14,619	(3)	141,358	(8,935)	155,977	(8,938)
Collateralized mortgage obligations	16,475	(150)	13,728	(613)	30,203	(763)
Equity securities	—	—	10,399	(398)	10,399	(398)
Total	$65,004	$(350)	$907,945	$(59,191)	$972,949	$(59,541)

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

The Company does not consider securities with unrealized losses at September 30, 2014 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily agency bonds, treasury notes and mortgage-backed securities. Unrealized losses recognized on agency bonds, treasury notes and mortgage-backed securities are the result of increases in yields for similar types of securities which also have a longer duration and maturity.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Realized gains	$179	$118	$333	$434
Realized losses	(332)	(43)	(855)	(106)
Net realized (losses) gains	$(153)	$75	$(522)	$328
Other than temporary impairment charges	—	—	—	—
(Losses) gains on available-for-sale securities, net	$(153)	$75	$(522)	$328
Proceeds from sales of available-for-sale securities	$382,552	$45,078	$578,594	$129,537

The amortized cost and fair value of securities as of September 30, 2014, December 31, 2013 and September 30, 2013, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$216,244	$216,582	$268,847	$269,168	$285,746	$286,066
Due in one to five years	309,914	310,917	358,108	358,357	316,076	316,474
Due in five to ten years	327,505	317,654	350,372	330,020	344,742	328,895
Due after ten years	623,512	594,118	616,840	561,992	524,017	481,984
Mortgage-backed	296,263	291,222	620,419	605,225	328,167	319,193
Equity securities	47,595	52,155	50,532	51,528	53,837	49,271
Total available-for-sale securities	$1,821,033	$1,782,648	$2,265,118	$2,176,290	$1,852,585	$1,781,883
Securities having a carrying value of $1.1 billion at September 30, 2014, $1.2 billion at December 31, 2013 and $1.2 billion at September 30, 2013, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At September 30, 2014, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Balance:
Commercial	$3,689,671	$3,253,687	$3,109,121
Commercial real-estate	4,510,375	4,230,035	4,146,110
Home equity	720,058	719,137	736,620
Residential real-estate	470,319	434,992	397,707
Premium finance receivables—commercial	2,377,892	2,167,565	2,150,481
Premium finance receivables—life insurance	2,134,405	1,923,698	1,869,739
Consumer and other	149,339	167,488	171,261
Total loans, net of unearned income, excluding covered loans	$14,052,059	$12,896,602	$12,581,039
Covered loans	254,605	346,431	415,988
Total loans	$14,306,664	$13,243,033	$12,997,027
Mix:
Commercial	26%	25%	24%
Commercial real-estate	31	32	32
Home equity	5	5	6
Residential real-estate	3	3	3
Premium finance receivables—commercial	17	16	16
Premium finance receivables—life insurance	15	15	14
Consumer and other	1	1	2
Total loans, net of unearned income, excluding covered loans	98%	97%	97%
Covered loans	2	3	3
Total loans	100%	100%	100%
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
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $44.8 million at September 30, 2014, $41.9 million at December 31, 2013 and $40.6 million at September 30, 2013, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as purchased credit impaired ("PCI") loans acquired with evidence of credit quality deterioration since origination are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(6.3) million at September 30, 2014, $(9.2) million at December 31, 2013 and $(1.5) million at September 30, 2013. The net credit balances at September 30, 2014, December 31, 2013 and September 30, 2013 are primarily the result of purchase accounting adjustments related to the various acquisitions in 2014 and 2013.
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

The following table presents the unpaid principal balance and carrying value for these acquired loans:

	September 30, 2014		December 31, 2013
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$316,682	$247,678	$453,944	$338,517
Life insurance premium finance loans acquisition	415,458	407,602	437,155	423,906
See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at September 30, 2014.
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

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$92,102	$5,179	$130,856	$10,287
Acquisitions	—	—	—	—
Accretable yield amortized to interest income	(6,722)	(1,125)	(9,056)	(1,943)
Accretable yield amortized to indemnification asset (1)	(8,784)	—	(8,279)	—
Reclassification from non-accretable difference (2)	2,584	—	8,703	234
Increases (decreases) in interest cash flows due to payments and changes in interest rates	4,564	111	(5,194)	235
Accretable yield, ending balance (3)	$83,744	$4,165	$117,030	$8,813

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$107,655	$8,254	$143,224	$13,055
Acquisitions	—	—	1,977	—
Accretable yield amortized to interest income	(24,109)	(4,329)	(27,980)	(6,216)
Accretable yield amortized to indemnification asset (1)	(25,593)	—	(28,891)	—
Reclassification from non-accretable difference (2)	29,092	—	44,907	1,241
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(3,301)	240	(16,207)	733
Accretable yield, ending balance (3)	$83,744	$4,165	$117,030	$8,813

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of September 30, 2014, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $21.0 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income from loans acquired in bank acquisitions totaled $6.7 million and $9.1 million in the third quarter of 2014 and 2013, respectively. On a year-to-date basis, accretion to interest income from loans acquired in bank acquisitions totaled $24.1 million for the first nine months of 2014 compared to $28.0 million in the same period of the prior year. These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at September 30, 2014, December 31, 2013 and September 30, 2013:

As of September 30, 2014		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,430	$—	$7,333	$8,559	$2,044,505	$2,070,827
Franchise	—	—	—	1,221	237,079	238,300
Mortgage warehouse lines of credit	—	—	—	—	121,585	121,585
Community Advantage—homeowners association	—	—	—	—	99,595	99,595
Aircraft	—	—	—	—	6,146	6,146
Asset-based lending	25	—	2,959	1,220	777,723	781,927
Tax exempt	—	—	—	—	205,150	205,150
Leases	—	—	—	—	145,439	145,439
Other	—	—	—	—	11,403	11,403
PCI - commercial (1)	—	863	64	137	8,235	9,299
Total commercial	10,455	863	10,356	11,137	3,656,860	3,689,671
Commercial real-estate:
Residential construction	—	—	—	—	30,237	30,237
Commercial construction	425	—	—	—	159,383	159,808
Land	2,556	—	1,316	2,918	94,449	101,239
Office	7,366	—	1,696	1,888	688,390	699,340
Industrial	2,626	—	224	367	624,669	627,886
Retail	6,205	—	—	4,117	715,568	725,890
Multi-family	249	—	793	2,319	674,610	677,971
Mixed use and other	7,936	—	1,468	10,323	1,407,659	1,427,386
PCI - commercial real-estate (1)	—	14,294	—	5,807	40,517	60,618
Total commercial real-estate	27,363	14,294	5,497	27,739	4,435,482	4,510,375
Home equity	5,696	—	1,181	2,597	710,584	720,058
Residential real estate	15,730	—	670	2,696	448,528	467,624
PCI - residential real estate (1)	—	930	30	—	1,735	2,695
Premium finance receivables
Commercial insurance loans	14,110	7,115	6,279	14,157	2,336,231	2,377,892
Life insurance loans	—	—	7,533	6,942	1,712,328	1,726,803
PCI - life insurance loans (1)	—	—	—	—	407,602	407,602
Consumer and other	426	175	123	1,133	147,482	149,339
Total loans, net of unearned income, excluding covered loans	$73,780	$23,377	$31,669	$66,401	$13,856,832	$14,052,059
Covered loans	6,042	26,170	4,289	5,655	212,449	254,605
Total loans, net of unearned income	$79,822	$49,547	$35,958	$72,056	$14,069,281	$14,306,664

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2013		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,143	$—	$4,938	$7,404	$1,813,721	$1,836,206
Franchise	—	—	400	—	219,983	220,383
Mortgage warehouse lines of credit	—	—	—	—	67,470	67,470
Community Advantage—homeowners association	—	—	—	—	90,894	90,894
Aircraft	—	—	—	—	10,241	10,241
Asset-based lending	637	—	388	1,878	732,190	735,093
Tax exempt	—	—	—	—	161,239	161,239
Leases	—	—	—	788	109,043	109,831
Other	—	—	—	—	11,147	11,147
PCI - commercial (1)	—	274	156	1,685	9,068	11,183
Total commercial	10,780	274	5,882	11,755	3,224,996	3,253,687
Commercial real-estate
Residential construction	149	—	—	—	38,351	38,500
Commercial construction	6,969	—	—	505	129,232	136,706
Land	2,814	—	4,224	619	99,128	106,785
Office	10,087	—	2,265	3,862	626,027	642,241
Industrial	5,654	—	585	914	626,785	633,938
Retail	10,862	—	837	2,435	642,125	656,259
Multi-family	2,035	—	—	348	564,154	566,537
Mixed use and other	8,088	230	3,943	15,949	1,344,244	1,372,454
PCI - commercial real-estate (1)	—	18,582	3,540	5,238	49,255	76,615
Total commercial real-estate	46,658	18,812	15,394	29,870	4,119,301	4,230,035
Home equity	10,071	—	1,344	3,060	704,662	719,137
Residential real-estate	14,974	—	1,689	5,032	410,430	432,125
PCI - residential real-estate (1)	—	1,988	—	—	879	2,867
Premium finance receivables
Commercial insurance loans	10,537	8,842	6,912	24,094	2,117,180	2,167,565
Life insurance loans	—	—	2,524	1,808	1,495,460	1,499,792
PCI - life insurance loans (1)	—	—	—	—	423,906	423,906
Consumer and other	1,137	286	76	1,010	164,979	167,488
Total loans, net of unearned income, excluding covered loans	$94,157	$30,202	$33,821	$76,629	$12,661,793	$12,896,602
Covered loans	9,425	56,282	5,877	7,937	266,910	346,431
Total loans, net of unearned income	$103,582	$86,484	$39,698	$84,566	$12,928,703	$13,243,033

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2013		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$15,283	$190	$3,585	$15,261	$1,688,232	$1,722,551
Franchise	—	—	113	—	213,215	213,328
Mortgage warehouse lines of credit	—	—	—	—	71,383	71,383
Community Advantage—homeowners association	—	—	—	—	90,504	90,504
Aircraft	—	—	—	—	12,601	12,601
Asset-based lending	2,364	—	693	3,926	732,585	739,568
Tax exempt	—	—	—	—	148,103	148,103
Leases	—	—	—	—	101,654	101,654
Other	—	—	—	—	90	90
PCI - commercial (1)	—	265	—	1,642	7,432	9,339
Total commercial	17,647	455	4,391	20,829	3,065,799	3,109,121
Commercial real-estate:
Residential construction	2,049	3,120	1,595	261	33,305	40,330
Commercial construction	7,854	—	—	—	138,234	146,088
Land	4,216	—	—	4,082	100,953	109,251
Office	4,318	—	3,965	1,270	624,967	634,520
Industrial	8,184	—	—	2,419	614,409	625,012
Retail	11,259	—	271	7,422	593,263	612,215
Multi-family	2,603	—	—	4,332	543,690	550,625
Mixed use and other	12,240	269	2,761	15,371	1,339,029	1,369,670
PCI - commercial real-estate (1)	—	9,607	3,380	2,702	42,710	58,399
Total commercial real-estate	52,723	12,996	11,972	37,859	4,030,560	4,146,110
Home equity	10,926	—	2,436	5,887	717,371	736,620
Residential real estate	14,126	—	1,749	2,844	377,489	396,208
PCI - residential real estate (1)	—	447	289	34	729	1,499
Premium finance receivables
Commercial insurance loans	10,132	11,751	5,307	14,628	2,108,663	2,150,481
Life insurance loans	14	592	6,428	—	1,402,822	1,409,856
PCI - life insurance loans (1)	—	—	—	—	459,883	459,883
Consumer and other	1,671	128	416	695	168,351	171,261
Total loans, net of unearned income, excluding covered loans	$107,239	$26,369	$32,988	$82,776	$12,331,667	$12,581,039
Covered loans	8,602	81,430	9,813	9,216	306,927	415,988
Total loans, net of unearned income	$115,841	$107,799	$42,801	$91,992	$12,638,594	$12,997,027

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at September 30, 2014, December 31, 2013 and September 30, 2013:

	Performing			Non-performing			Total
(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014	December 31, 2013	September 30, 2013
Loan Balances:
Commercial
Commercial and industrial	$2,060,397	$1,826,063	$1,707,078	$10,430	$10,143	$15,473	$2,070,827	$1,836,206	$1,722,551
Franchise	238,300	220,383	213,328	—	—	—	238,300	220,383	213,328
Mortgage warehouse lines of credit	121,585	67,470	71,383	—	—	—	121,585	67,470	71,383
Community Advantage—homeowners association	99,595	90,894	90,504	—	—	—	99,595	90,894	90,504
Aircraft	6,146	10,241	12,601	—	—	—	6,146	10,241	12,601
Asset-based lending	781,902	734,456	737,204	25	637	2,364	781,927	735,093	739,568
Tax exempt	205,150	161,239	148,103	—	—	—	205,150	161,239	148,103
Leases	145,439	109,831	101,654	—	—	—	145,439	109,831	101,654
Other	11,403	11,147	90	—	—	—	11,403	11,147	90
PCI - commercial (1)	9,299	11,183	9,339	—	—	—	9,299	11,183	9,339
Total commercial	3,679,216	3,242,907	3,091,284	10,455	10,780	17,837	3,689,671	3,253,687	3,109,121
Commercial real-estate
Residential construction	30,237	38,351	35,161	—	149	5,169	30,237	38,500	40,330
Commercial construction	159,383	129,737	138,234	425	6,969	7,854	159,808	136,706	146,088
Land	98,683	103,971	105,035	2,556	2,814	4,216	101,239	106,785	109,251
Office	691,974	632,154	630,202	7,366	10,087	4,318	699,340	642,241	634,520
Industrial	625,260	628,284	616,828	2,626	5,654	8,184	627,886	633,938	625,012
Retail	719,685	645,397	600,956	6,205	10,862	11,259	725,890	656,259	612,215
Multi-family	677,722	564,502	548,022	249	2,035	2,603	677,971	566,537	550,625
Mixed use and other	1,419,450	1,364,136	1,357,161	7,936	8,318	12,509	1,427,386	1,372,454	1,369,670
PCI - commercial real-estate(1)	60,618	76,615	58,399	—	—	—	60,618	76,615	58,399
Total commercial real-estate	4,483,012	4,183,147	4,089,998	27,363	46,888	56,112	4,510,375	4,230,035	4,146,110
Home equity	714,362	709,066	725,694	5,696	10,071	10,926	720,058	719,137	736,620
Residential real-estate	451,894	417,151	382,082	15,730	14,974	14,126	467,624	432,125	396,208
PCI - residential real-estate (1)	2,695	2,867	1,499	—	—	—	2,695	2,867	1,499
Premium finance receivables
Commercial insurance loans	2,356,667	2,148,186	2,128,598	21,225	19,379	21,883	2,377,892	2,167,565	2,150,481
Life insurance loans	1,726,803	1,499,792	1,409,250	—	—	606	1,726,803	1,499,792	1,409,856
PCI - life insurance loans (1)	407,602	423,906	459,883	—	—	—	407,602	423,906	459,883
Consumer and other	148,738	166,246	169,490	601	1,242	1,771	149,339	167,488	171,261
Total loans, net of unearned income, excluding covered loans	$13,970,989	$12,793,268	$12,457,778	$81,070	$103,334	$123,261	$14,052,059	$12,896,602	$12,581,039

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months and nine months ended September 30, 2014 and 2013 is as follows:

Three months ended September 30, 2014		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$26,038	$40,702	$13,918	$3,733	$6,309	$1,553	$92,253
Other adjustments	(32)	(265)	(1)	(2)	(35)	—	(335)
Reclassification from allowance for unfunded lending-related commitments	—	62	—	—	—	—	62
Charge-offs	(832)	(4,510)	(748)	(205)	(1,557)	(250)	(8,102)
Recoveries	296	275	99	111	290	42	1,113
Provision for credit losses	2,442	2,395	(308)	405	1,260	(166)	6,028
Allowance for loan losses at period end	$27,912	$38,659	$12,960	$4,042	$6,267	$1,179	$91,019
Allowance for unfunded lending-related commitments at period end	$—	$822	$—	$—	$—	$—	$822
Allowance for credit losses at period end	$27,912	$39,481	$12,960	$4,042	$6,267	$1,179	$91,841
Individually evaluated for impairment	$2,296	$3,507	$292	$512	$—	$53	$6,660
Collectively evaluated for impairment	25,427	35,967	12,668	3,530	6,267	1,103	84,962
Loans acquired with deteriorated credit quality	189	7	—	—	—	23	219
Loans at period end
Individually evaluated for impairment	$16,568	$89,201	$5,922	$18,383	$—	$870	$130,944
Collectively evaluated for impairment	3,663,804	4,360,556	714,136	449,241	4,104,695	148,469	13,440,901
Loans acquired with deteriorated credit quality	9,299	60,618	—	2,695	407,602	—	480,214

Three months ended September 30, 2013	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,737	$51,950	$14,205	$4,825	$5,268	$1,857	$106,842
Other adjustments	(15)	(193)	—	(4)	7	—	(205)
Reclassification from allowance for unfunded lending-related commitments	—	284	—	—	—	—	284
Charge-offs	(3,281)	(6,982)	(711)	(328)	(1,297)	(216)	(12,815)
Recoveries	756	272	43	64	316	51	1,502
Provision for credit losses	2,044	5,488	1,824	700	1,193	331	11,580
Allowance for loan losses at period end	$28,241	$50,819	$15,361	$5,257	$5,487	$2,023	$107,188
Allowance for unfunded lending-related commitments at period end	$—	$1,267	$—	$—	$—	$—	$1,267
Allowance for credit losses at period end	$28,241	$52,086	$15,361	$5,257	$5,487	$2,023	$108,455
Individually evaluated for impairment	$5,498	$5,892	$2,447	$886	$—	$252	$14,975
Collectively evaluated for impairment	22,636	46,080	12,914	4,371	5,487	1,771	93,259
Loans acquired with deteriorated credit quality	107	114	—	—	—	—	221
Loans at period end
Individually evaluated for impairment	$24,688	$124,401	$11,152	$16,746	$—	$1,774	$178,761
Collectively evaluated for impairment	3,075,094	3,963,310	725,468	379,462	3,560,337	169,308	11,872,979
Loans acquired with deteriorated credit quality	9,339	58,399	—	1,499	459,883	179	529,299

Nine months ended September 30, 2014		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$23,092	$48,658	$12,611	$5,108	$5,583	$1,870	$96,922
Other adjustments	(69)	(482)	(3)	(6)	(28)	—	(588)
Reclassification to allowance for unfunded lending-related commitments	—	(102)	—	—	—	—	(102)
Charge-offs	(3,864)	(11,354)	(3,745)	(1,120)	(4,259)	(636)	(24,978)
Recoveries	883	762	478	316	925	256	3,620
Provision for credit losses	7,870	1,177	3,619	(256)	4,046	(311)	16,145
Allowance for loan losses at period end	$27,912	$38,659	$12,960	$4,042	$6,267	$1,179	$91,019
Allowance for unfunded lending-related commitments at period end	$—	$822	$—	$—	$—	$—	$822
Allowance for credit losses at period end	$27,912	$39,481	$12,960	$4,042	$6,267	$1,179	$91,841

Nine months ended September 30, 2013		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,794	$52,135	$12,734	$5,560	$6,096	$2,032	$107,351
Other adjustments	(19)	(621)	—	(98)	(5)	—	(743)
Reclassification to allowance for unfunded lending-related commitments	—	136	—	—	—	—	136
Charge-offs	(8,914)	(25,228)	(4,893)	(2,573)	(3,671)	(473)	(45,752)
Recoveries	1,319	1,224	376	87	889	221	4,116
Provision for credit losses	7,061	23,173	7,144	2,281	2,178	243	42,080
Allowance for loan losses at period end	$28,241	$50,819	$15,361	$5,257	$5,487	$2,023	$107,188
Allowance for unfunded lending-related commitments at period end	$—	$1,267	$—	$—	$—	$—	$1,267
Allowance for credit losses at period end	$28,241	$52,086	$15,361	$5,257	$5,487	$2,023	$108,455

A summary of activity in the allowance for covered loan losses for the three months and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$1,667	$14,429	$10,092	$13,454
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(818)	(2,331)	(8,703)	515
Benefit attributable to FDIC loss share agreements	654	1,865	6,962	(412)
Net provision for covered loan losses	(164)	(466)	(1,741)	103
(Decrease) increase in FDIC indemnification asset	(654)	(1,865)	(6,962)	412
Loans charged-off	(293)	(3,237)	(5,346)	(8,294)
Recoveries of loans charged-off	2,099	4,063	6,612	7,249
Net recoveries (charge-offs)	1,806	826	1,266	(1,045)
Balance at end of period	$2,655	$12,924	$2,655	$12,924
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
Impaired Loans
A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$68,471	$92,184	$99,437
Impaired loans with no allowance for loan loss required	61,066	70,045	76,861
Total impaired loans (2)	$129,537	$162,229	$176,298
Allowance for loan losses related to impaired loans	$6,577	$8,265	$14,329
TDRs	$83,385	$107,103	$115,003

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Nine Months Ended
	As of September 30, 2014			September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$8,384	$11,333	$2,273	$9,367	$537
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	425	440	195	432	15
Land	7,502	7,502	40	7,572	193
Office	8,198	9,671	322	8,493	300
Industrial	2,567	2,672	151	2,595	92
Retail	10,861	11,279	921	10,826	362
Multi-family	2,822	3,335	107	2,847	109
Mixed use and other	21,172	21,453	1,738	20,891	656
Home equity	1,438	1,533	292	1,491	42
Residential real-estate	4,889	4,986	485	4,783	157
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	213	215	53	215	6
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,563	$8,285	$—	$7,909	$306
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,952	—	108	75
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	2,803	2,803	—	2,777	98
Land	8,101	12,432	—	8,969	538
Office	5,159	6,359	—	6,679	244
Industrial	1,903	2,110	—	1,962	76
Retail	8,095	10,177	—	8,647	342
Multi-family	—	—	—	—	—
Mixed use and other	9,042	11,772	—	9,467	445
Home equity	4,484	6,490	—	4,806	207
Residential real-estate	13,234	14,953	—	13,291	496
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	657	721	—	665	29
Total loans, net of unearned income, excluding covered loans	$129,537	$152,473	$6,577	$134,792	$5,325

				For the Twelve Months Ended
	As of December 31, 2013			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$6,297	$7,001	$1,078	$6,611	$354
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	282	294	282	295	14
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	3,099	3,099	18	3,098	115
Land	10,518	11,871	259	10,323	411
Office	7,792	8,444	1,253	8,148	333
Industrial	3,385	3,506	193	3,638	179
Retail	17,511	17,638	1,253	17,678	724
Multi-family	3,237	3,730	235	2,248	139
Mixed use and other	28,935	29,051	1,366	26,792	1,194
Home equity	3,985	5,238	1,593	4,855	236
Residential real-estate	6,876	7,023	626	6,335	273
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	267	269	109	273	11
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,890	$16,333	$—	$13,928	$1,043
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	354	2,311	—	2,162	121
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,463	1,530	—	1,609	64
Commercial construction	7,710	13,227	—	9,680	722
Land	5,035	8,813	—	5,384	418
Office	10,379	11,717	—	10,925	610
Industrial	5,087	5,267	—	5,160	328
Retail	7,047	8,610	—	8,462	400
Multi-family	608	1,030	—	903	47
Mixed use and other	4,077	6,213	—	5,046	352
Home equity	6,312	7,790	—	6,307	324
Residential real-estate	10,761	13,585	—	9,443	393
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	1,322	1,865	—	1,355	115
Total loans, net of unearned income, excluding covered loans	$162,229	$195,455	$8,265	$170,658	$8,920

				For the Nine Months Ended
	As of September 30, 2013			September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$10,599	$12,226	$3,915	$11,155	$558
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	2,287	2,296	1,549	2,299	86
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	377	377	49	379	19
Commercial construction	9,577	9,577	103	10,051	284
Land	12,161	15,486	947	12,321	445
Office	7,322	7,376	111	7,426	207
Industrial	3,352	3,417	177	3,402	124
Retail	18,583	18,662	1,942	18,859	564
Multi-family	3,715	4,188	260	3,809	143
Mixed use and other	19,451	19,711	1,721	18,569	669
Home equity	5,347	5,559	2,447	5,468	187
Residential real-estate	5,999	6,533	856	5,418	170
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	667	668	252	661	25
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$10,858	$15,320	$—	$13,841	$683
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	76	1,416	—	87	57
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	3,267	3,426	—	3,954	122
Commercial construction	8,705	13,939	—	10,899	564
Land	4,980	6,094	—	3,869	181
Office	7,329	9,324	—	8,242	358
Industrial	7,668	7,833	—	7,772	357
Retail	6,230	6,549	—	6,270	257
Multi-family	1,149	2,983	—	1,868	115
Mixed use and other	9,205	11,256	—	8,181	362
Home equity	5,805	7,215	—	5,568	221
Residential real-estate	10,482	12,841	—	9,805	292
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	1,107	1,652	—	1,128	79
Total loans, net of unearned income, excluding covered loans	$176,298	$205,924	$14,329	$181,301	$7,129

TDRs
At September 30, 2014, the Company had $83.4 million in loans modified in TDRs. The $83.4 million in TDRs represents 145 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
All credits determined to be a TDR will continue to be classified as a TDR in all subsequent periods, unless at any subsequent re-modification the borrower has been in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) and the current interest rate represents a market rate at the time of restructuring. The Managed Assets Division, in consultation with the respective loan officer, determines whether the modified interest rate represented a current market rate at the time of restructuring. Using knowledge of current market conditions and rates, competitive pricing on recent loan originations, and an assessment of various characteristics of the modified loan (including collateral position and payment history), an appropriate market rate for a new borrower with similar risk is determined. If the modified interest rate meets or exceeds this market rate for a new borrower with similar risk, the modified interest rate represents a market rate at the time of restructuring. Additionally, before removing a loan from TDR classification, a review of the current or previously measured impairment on the loan and any concerns related to future performance by the borrower is conducted. If concerns exist about the future ability of the borrower to meet its obligations under the loans based on a credit review by the Managed Assets Division, the TDR classification is not removed from the loan.
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
Each TDR was reviewed for impairment at September 30, 2014 and approximately $2.0 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended September 30, 2014 and 2013, the Company recorded $294,000 and $205,000, respectively, in interest income representing this decrease in impairment. For the nine months ended September 30, 2014 and 2013, the Company recorded $529,000 and $727,000, respectively, in interest income.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended September 30, 2014 and 2013, respectively, which represent TDRs:

Three months ended September 30, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real-estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	3	667	2	456	3	667	—	—	—	—
Total loans	3	$667	2	$456	3	$667	—	$—	—	$—

Three months ended September 30, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real-estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	1	2,352	1	2,352	—	—	—	—	—	—
Office	1	556	1	556	1	556	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	95	1	95	—	—	—	—	—	—
Residential real estate and other	1	1,000	1	1,000	—	—	—	—	1	1,000
Total loans	4	$4,003	4	$4,003	1	$556	—	$—	1	$1,000

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended September 30, 2014, three loans totaling $667,000 were determined to be TDRs, compared to four loans totaling $4.0 million in the same period of 2013. Of these loans extended at below market terms, the weighted average extension had a term of approximately 18 months during the three months ended September 30, 2014 compared to 26 months for the same period of 2013. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 261 basis points and 150 basis points during the three months ending September 30, 2014 and 2013, respectively. Additionally, no principal balances were forgiven in the third quarter of 2014 compared to $1.0 million in principal forgiveness during the same period of 2013.

Nine months ended September 30, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	1	$88	—	$—	1	$88	—	$—
Commercial real-estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	1	790	1	790	—	—	—	—	—	—
Industrial	1	1,078	1	1,078	—	—	1	1,078	—	—
Retail	1	202	1	202	—	—	—	—	—	—
Multi-family	1	181	—	—	1	181	—	—	—	—
Mixed use and other	7	4,926	3	2,837	7	4,926	1	1,273	—	—
Residential real estate and other	4	887	3	676	3	667	1	220	—	—
Total loans	16	$8,152	10	$5,671	11	$5,774	4	$2,659	—	$—

Nine months ended September 30, 2013 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	5	$573	4	$553	2	$185	—	$—
Commercial real-estate
Commercial construction	3	6,120	3	6,120	—	—	3	6,120	—	—
Land	3	2,639	3	2,639	2	287	—	—	1	73
Office	4	4,021	4	4,021	1	556	—	—	—	—
Industrial	1	949	1	949	1	949	—	—	—	—
Retail	1	200	1	200	1	200	—	—	—	—
Multi-family	1	705	1	705	1	705	—	—	—	—
Mixed use and other	3	3,628	3	3,628	2	3,533	—	—	—	—
Residential real estate and other	8	1,778	4	1,095	6	762	2	234	1	1,000
Total loans	30	$20,748	25	$19,930	18	$7,545	7	$6,539	2	$1,073

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the nine months ended September 30, 2014, 16 loans totaling $8.2 million were determined to be TDRs, compared to 30 loans totaling $20.7 million in the same period of 2013. Of these loans extended at below market terms, the weighted average extension had a term of approximately 14 months during the nine months ended September 30, 2014 compared to 19 months for the same period of 2013. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 178 basis points and 199 basis points during the nine months ending September 30, 2014 and 2013, respectively. Interest-only payment terms were approximately nine months and eleven months during the nine months ending September 30, 2014 and 2013, respectively. Additionally, no balances were forgiven in the first nine months of 2014 compared to $1.0 million in balances forgiven during the same period of 2013.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2014 and 2013, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2014		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	1	$88	1	$88
Commercial real-estate
Commercial construction	—	—	—	—	—	—
Land	—	—	—	—	—	—
Office	1	790	—	—	—	—
Industrial	1	1,078	1	1,078	1	1,078
Retail	1	202	—	—	—	—
Multi-family	1	181	—	—	—	—
Mixed use and other	10	6,341	2	482	2	482
Residential real estate and other	6	1,406	2	380	2	380
Total loans	21	$10,086	6	$2,028	6	$2,028

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(Dollars in thousands)	As of September 30, 2013		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	8	$1,694	1	$161	2	$181
Commercial real-estate
Commercial construction	3	6,120	—	—	—	—
Land	3	2,639	1	215	1	215
Office	4	4,021	1	1,648	1	1,648
Industrial	2	1,676	1	727	1	727
Retail	2	431	—	—	—	—
Multi-family	1	705	—	—	1	705
Mixed use and other	5	4,217	1	95	2	368
Residential real estate and other	9	1,904	1	126	1	126
Total loans	37	$23,407	6	$2,972	9	$3,970

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2014	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2014
Community banking	$305,313	$26,439	$—	$—	$331,752
Specialty finance	37,370	6,545	—	(1,177)	42,738
Wealth management	31,864	250	—	—	32,114
Total	$374,547	$33,234	$—	$(1,177)	$406,604
The community banking segment's goodwill increased $26.4 million in 2014 as a result of the acquisition of certain branches of Talmer Bank & Trust and the acquisition of the Pewaukee, Wisconsin branch of THE National Bank in the third quarter of 2014 as well as the acquisition of the Stone Park branch office and certain related deposits of Urban Partnership Bank in the second quarter of 2014. The specialty finance segment’s goodwill increased $5.4 million in 2014 as a result of the acquisitions of Policy Billing Services Inc. and Equity Premium Finance Inc. during the second quarter of 2014, partially offset by foreign currency translation adjustments related to previous Canadian acquisitions.The wealth management banking segment's goodwill increased $250,000 as a result of the acquisition of the trust operations related to Talmer Bank & Trust.

At June 30, 2014, the Company utilized a quantitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. The annual goodwill impairment tests of the specialty finance and wealth management segments will be conducted at December 31, 2014.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of September 30, 2014 is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$40,438	$40,770	$39,350
Accumulated amortization	(27,909)	(29,189)	(28,143)
Net carrying amount	$12,529	$11,581	$11,207
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(910)	(805)	(769)
Net carrying amount	$890	$995	$1,031
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,690	$7,690
Accumulated amortization	(1,375)	(1,053)	(946)
Net carrying amount	$6,565	$6,637	$6,744
Total other intangible assets, net	$19,984	$19,213	$18,982

Estimated amortization
Actual in nine months ended September 30, 2014	$3,521
Estimated remaining in 2014	1,171
Estimated—2015	3,519
Estimated—2016	2,833
Estimated—2017	2,346
Estimated—2018	2,052
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
Total amortization expense associated with finite-lived intangibles totaled approximately $3.5 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively.

(9) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Balance:
Non-interest bearing	$3,253,477	$2,721,771	$2,622,518
NOW and interest bearing demand deposits	2,086,099	1,953,882	1,922,906
Wealth management deposits	1,212,317	1,013,850	1,099,509
Money market	3,744,682	3,359,999	3,423,413
Savings	1,465,250	1,392,575	1,318,147
Time certificates of deposit	4,303,421	4,226,712	4,260,953
Total deposits	$16,065,246	$14,668,789	$14,647,446
Mix:
Non-interest bearing	20%	19%	18%
NOW and interest bearing demand deposits	13	13	13
Wealth management deposits	8	7	8
Money market	23	23	23
Savings	9	9	9
Time certificates of deposit	27	29	29
Total deposits	100%	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.
(10) Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Federal Home Loan Bank advances	$347,500	$417,762	$387,852
Other borrowings:
Notes payable	—	364	1,546
Securities sold under repurchase agreements	32,530	235,347	223,211
Other	18,953	19,393	23,659
Total other borrowings	51,483	255,104	248,416
Subordinated notes	140,000	—	10,000
Total Federal Home Loan Bank advances, other borrowings and subordinated notes	$538,983	$672,866	$646,268
Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real-estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
At September 30, 2014, the Company had no notes payable outstanding compared to $364,000 outstanding at December 31, 2013 and $1.5 million outstanding at September 30, 2013. In prior periods, notes payable represented an unsecured promissory note to a Great Lakes Advisor shareholder ("Unsecured Promissory Note") assumed by the Company as a result of the respective acquisition in 2013 and a loan agreement ("Agreement") with unaffiliated banks. Under the Unsecured Promissory Note, the Company made quarterly principal payments and paid interest at a rate of the federal funds rate plus 100 basis points. In the second quarter of 2014, the remaining balance of the Unsecured Promissory Note was paid off. At December 31, 2013 and September 30, 2013, this Unsecured Promissory Note had an outstanding balance of $364,000 and $546,000, respectively.
Additionally, the Company previously had a $101.0 million loan agreement with unaffiliated banks. The Agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. The Agreement was amended in 2013, effectively extending the maturity date on the revolving credit facility from October 25, 2013 to November 6, 2014. The Company repaid and terminated its $1.0 million term loan at that time. At September 30, 2014, December 31, 2013 and September 30, 2013, no amount was outstanding on the $100.0 million revolving credit facility compared to $1.0 million of the term loan outstanding at September 30, 2013. Borrowings under the Agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the higher of (1) 350 basis points and (2) for the applicable period, the highest of (a) the federal funds rate plus 100 basis points, (b) the lender’s prime rate plus 50 basis points, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 150 basis points. Borrowings under the Agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the higher of (1) the British Bankers Association’s LIBOR rate for the applicable period plus 250 basis points (the “Eurodollar Rate”) and (2) 350 basis points. A commitment fee is payable quarterly equal to 0.375% of the actual daily amount by which the lenders’ commitment under the revolving note exceeded the amount outstanding under such facility. As more fully described in Note 17 - Subsequent Events, the Company amended the Agreement subsequent to September 30, 2014.
Borrowings under the Agreement are secured by the stock of some of the banks and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2014, the Company was in compliance with all such covenants. The revolving credit facility is available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
At September 30, 2014, December 31, 2013 and September 30, 2013, securities sold under repurchase agreements represent $32.5 million, $55.3 million and $43.2 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks, and $180.0 million of short-term borrowings from brokers for the periods ending December 31, 2013 and September 30, 2013. During the second quarter of 2014, the Company paid off the $180.0 million short term borrowings from brokers. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2014, the Company had pledged securities related to its customer balances in sweep accounts of $53.4 million, which exceeds the outstanding borrowings resulting in no net credit exposure. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at September 30, 2014 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company. At September 30, 2014, the Fixed-rate Promissory Note had an outstanding balance of $19.0 million. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.

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
At September 30, 2014, the Company had outstanding subordinated notes totaling $140.0 million. During the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024. At December 31, 2013, the Company had no outstanding subordinated notes and at September 30, 2013, the Company had an obligation for one note issued in October 2005 with a remaining balance of $10.0 million and a maturity in May 2015. In November 2013, this note with the remaining balance of $10.0 million was paid-off prior to maturity. Interest on this note was calculated at a rate equal to three-month LIBOR plus 130 basis points.
(11) Junior Subordinated Debentures
As of September 30, 2014, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2014. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/2014	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.48%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.03%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.83%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.18%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.68%	08/2005	09/2035	09/2010
Wintrust Captial Trust IX	1,547	50,000	51,547	L+1.63	1.86%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.24%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.24%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.23%	05/2004	05/2034	05/2009
Total			$249,493		2.42%
The junior subordinated debentures totaled $249.5 million at September 30, 2014, December 31, 2013 and September 30, 2013.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2014, the weighted average contractual interest rate on the junior subordinated debentures was 2.42%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. Two of these interest rate caps, which were purchased in 2013 with an aggregate notional amount of $90 million, replaced two interest rate swaps that matured in September 2013. The hedge-adjusted rate on the junior subordinated debentures as of September 30, 2014, was 3.11%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At September 30, 2014, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2014	September 30, 2013
Net interest income:
Community Banking	$121,998	$115,199	$6,799	6%
Specialty Finance	21,903	19,327	2,576	13
Wealth Management	3,877	3,667	210	6
Total Operating Segments	147,778	138,193	9,585	7
Intersegment Eliminations	3,892	3,589	303	8
Consolidated net interest income	$151,670	$141,782	$9,888	7%
Non-interest income:
Community Banking	$38,274	$36,659	$1,615	4%
Specialty Finance	8,320	7,821	499	6
Wealth Management	18,191	16,467	1,724	10
Total Operating Segments	64,785	60,947	3,838	6
Intersegment Eliminations	(6,833)	(6,285)	(548)	(9)
Consolidated non-interest income	$57,952	$54,662	$3,290	6%
Net revenue:
Community Banking	$160,272	$151,858	$8,414	6%
Specialty Finance	30,223	27,148	3,075	11
Wealth Management	22,068	20,134	1,934	10
Total Operating Segments	212,563	199,140	13,423	7
Intersegment Eliminations	(2,941)	(2,696)	(245)	(9)
Consolidated net revenue	$209,622	$196,444	$13,178	7%
Segment profit:
Community Banking	$26,184	$22,754	$3,430	15%
Specialty Finance	10,973	10,022	951	9
Wealth Management	3,067	2,787	280	10
Consolidated net income	$40,224	$35,563	$4,661	13%
Segment assets:
Community Banking	$15,945,744	$14,741,147	$1,204,597	8%
Specialty Finance	2,704,591	2,451,727	252,864	10
Wealth Management	519,010	489,674	29,336	6
Consolidated total assets	$19,169,345	$17,682,548	$1,486,797	8%

	Nine months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2014	September 30, 2013
Net interest income:
Community Banking	$359,981	$332,795	$27,186	8%
Specialty Finance	60,907	54,193	6,714	12
Wealth Management	11,982	10,395	1,587	15
Total Operating Segments	432,870	397,383	35,487	9
Intersegment Eliminations	11,986	10,936	1,050	10
Consolidated net interest income	$444,856	$408,319	$36,537	9%
Non-interest income:
Community Banking	$98,930	$122,625	$(23,695)	(19)%
Specialty Finance	24,656	23,318	1,338	6
Wealth Management	54,367	48,591	5,776	12
Total Operating Segments	177,953	194,534	(16,581)	(9)
Intersegment Eliminations	(20,370)	(18,498)	(1,872)	(10)
Consolidated non-interest income	$157,583	$176,036	$(18,453)	(10)%
Net revenue:
Community Banking	$458,911	$455,420	$3,491	1%
Specialty Finance	85,563	77,511	8,052	10
Wealth Management	66,349	58,986	7,363	12
Total Operating Segments	610,823	591,917	18,906	3
Intersegment Eliminations	(8,384)	(7,562)	(822)	(11)
Consolidated net revenue	$602,439	$584,355	$18,084	3%
Segment profit:
Community Banking	$73,393	$65,728	$7,665	12%
Specialty Finance	30,257	28,343	1,914	7
Wealth Management	9,615	7,851	1,764	22
Consolidated net income	$113,265	$101,922	$11,343	11%

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
Below is a summary of the interest rate cap derivatives held by the Company as of September 30, 2014:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	September 30, 2014
May 3, 2012	May 3, 2015	77,000	Non-Hedge Designated	—
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	205
June 1, 2012	April 1, 2015	96,530	Non-Hedge Designated	—
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	484
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	165
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	127
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	812
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	350
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	728
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	608
		$970,030		$3,479
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
The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2014, December 31, 2013 and September 30, 2013:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014	December 31, 2013	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$1,947	$1,776	$1,738	$2,202	$3,160	$3,444
Interest rate derivatives designated as Fair Value Hedges	79	107	82	—	1	2
Total derivatives designated as hedging instruments under ASC 815	$2,026	$1,883	$1,820	$2,202	$3,161	$3,446
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$31,249	$36,073	$40,125	$29,249	$31,646	$35,358
Interest rate lock commitments	10,010	7,500	15,599	31	147	5,097
Forward commitments to sell mortgage loans	41	2,761	23	3,986	2,310	5,373
Foreign exchange contracts	17	4	6	37	—	26
Total derivatives not designated as hedging instruments under ASC 815	$41,317	$46,338	$55,753	$33,303	$34,103	$45,854
Total Derivatives	$43,343	$48,221	$57,573	$35,505	$37,264	$49,300
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
During the first quarter of 2014, the Company designated two existing interest rate cap derivatives as cash flow hedges of variable rate deposits. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of September 30, 2014, the Company had two interest rate swaps and two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the nine months ended September 30, 2014 or September 30, 2013. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of September 30, 2014:

	September 30, 2014
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2016	50,000	(1,450)
October 2016	25,000	(752)
Total Interest Rate Swaps	75,000	(2,202)
Interest Rate Caps:
August 2016	43,500	127
August 2016	216,500	484
September 2017	50,000	728
September 2017	40,000	608
Total Interest Rate Caps	350,000	1,947
Total Cash Flow Hedges	$425,000	$(255)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Unrealized loss at beginning of period	$(4,695)	$(5,030)	$(3,971)	$(8,673)
Amount reclassified from accumulated other comprehensive loss to interest expense on junior subordinated debentures	553	1,507	1,567	4,629
Amount of gain/(loss) recognized in other comprehensive income	418	(859)	(1,320)	(338)
Unrealized loss at end of period	$(3,724)	$(4,382)	$(3,724)	$(4,382)
As of September 30, 2014, the Company estimates that during the next twelve months, $1.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2014, the Company has three interest rate swaps with an aggregate notional amount of $5.2 million that were designated as fair value hedges associated with fixed rate commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized no losses in other income related to hedge ineffectiveness for the three months ended September 30, 2014 and 2013, respectively. and a net loss of $3,000 and a net gain of $9,000 for the respective year-to-date periods.
On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, the Company has recorded amortization of the basis in the previously hedged item as a reduction to interest income of $43,000 and $129,000 in the three and nine month periods ended September 30, 2014, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of September 30, 2014 and 2013:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Three Months Ended		Amount of Gain/(Loss) Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended
		September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest rate swaps	Trading gains/(losses), net	$16	$(14)	$(16)	$14	$—	$—

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Nine Months Ended		Amount of Gain/(Loss) Recognized in Income on Hedged Item Nine Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Nine Months Ended
		September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest rate swaps	Trading gains/(losses), net	$(27)	$42	$24	$(33)	$(3)	$9
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At September 30, 2014, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $3.0 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from November 2014 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2014, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $599.2 million and interest rate lock commitments with an aggregate notional amount of approximately $322.7 million. Additionally, the Company’s total mortgage loans held-for-sale at September 30, 2014 was $363.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
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

As of September 30, 2014 the Company held foreign currency derivatives with an aggregate notional amount of approximately $3.2 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily as an economic hedge to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized in non-interest income. There were no covered call options outstanding as of September 30, 2014, December 31, 2013 or September 30, 2013.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. As of September 30, 2014, the Company held six interest rate cap derivative contracts, which are not designated in hedge relationships, with an aggregate notional value of $620.0 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest rate swaps and caps	Trading gains (losses), net	$270	$(1,738)	$(1,144)	$1,182
Mortgage banking derivatives	Mortgage banking revenue	(562)	(6,644)	(1,770)	4,352
Covered call options	Fees from covered call options	2,107	285	4,893	2,917
Foreign exchange contracts	Trading gains (losses), net	(12)	33	(23)	(34)
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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2014 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $25.7 million. If the Company had breached any of these provisions at September 30, 2014 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013	September 30, 2014	December 31, 2013	September 30, 2013
Gross Amounts Recognized	$33,275	$37,956	$41,945	$31,451	$34,807	$38,804
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$33,275	$37,956	$41,945	$31,451	$34,807	$38,804
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(5,417)	(8,826)	(6,362)	(5,417)	(8,826)	(6,362)
Securities Collateral Posted (1)	—	—	—	(26,034)	(25,981)	(28,620)
Net Credit Exposure	$27,858	$29,130	$35,583	$—	$—	$3,822

(1)
As of September 30, 2014 and December 31, 2013, the Company posted securities collateral of $33.9 million and $34.6 million, respectively which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At September 30, 2014, the Company classified $50.2 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, including park districts, located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the third quarter of 2014, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2014 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At September 30, 2014, the Company held $24.0 million of equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At September 30, 2014, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.27%-2.20% with an average of 1.76% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At September 30, 2014, the Company classified $8.1 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at September 30, 2014 was 9.66% with discount rates applied ranging from 9.5%-13.0%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 10%-15% or a weighted average prepayment speed of 12.04% used as an input to value the pool of mortgage servicing rights at September 30, 2014. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
Derivative instruments—The Company’s derivative instruments include interest rate swaps and caps, commitments to fund mortgages for sale into the secondary market (interest rate locks), forward commitments to end investors for the sale of mortgage loans and foreign currency contracts. Interest rate swaps and caps are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are corroborated by comparison with valuations provided by the respective counterparties. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. The fair value for mortgage-related derivatives is based on changes in mortgage rates from the date of the commitments. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date.
Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$378,261	$—	$378,261	$—
U.S. Government agencies	739,752	—	739,752	—
Municipal	187,103	—	136,866	50,237
Corporate notes	134,155	—	134,155	—
Mortgage-backed	291,222	—	291,222	—
Equity securities	52,155	—	28,194	23,961
Trading account securities	6,015	—	6,015	—
Mortgage loans held-for-sale	363,303	—	363,303	—
Mortgage servicing rights	8,137	—	—	8,137
Nonqualified deferred compensation assets	7,927	—	7,927	—
Derivative assets	43,343	—	43,343	—
Total	$2,211,373	$—	$2,129,038	$82,335
Derivative liabilities	$35,505	$—	$35,505	$—

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$336,095	$—	$336,095	$—
U.S. Government agencies	895,688	—	895,688	—
Municipal	152,716	—	116,330	36,386
Corporate notes	135,038	—	135,038	—
Mortgage-backed	605,225	—	605,225	—
Equity securities	51,528	—	29,365	22,163
Trading account securities	497	—	497	—
Mortgage loans held-for-sale	332,485	—	332,485	—
Mortgage servicing rights	8,946	—	—	8,946
Nonqualified deferred compensation assets	7,222	—	7,222	—
Derivative assets	48,221	—	48,221	—
Total	$2,573,661	$—	$2,506,166	$67,495
Derivative liabilities	$37,264	$—	$37,264	$—

	September 30, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$210,902	$—	$210,902	$—
U.S. Government agencies	912,689	—	912,689	—
Municipal	150,647	—	117,959	32,688
Corporate notes	139,181	—	139,181	—
Mortgage-backed	319,193	—	319,193	—
Equity securities	49,271	—	28,829	20,442
Trading account securities	259	—	259	—
Mortgage loans held-for-sale	329,186	—	329,186	—
Mortgage servicing rights	8,608	—	—	8,608
Nonqualified deferred compensation assets	6,801	—	6,801	—
Derivative assets	57,573	—	57,573	—
Total	$2,184,310	$—	$2,122,572	$61,738
Derivative liabilities	$49,300	$—	$49,300	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2014, December 31, 2013 and September 30, 2013 for mortgage loans held-for-sale measured at fair value under ASC 825 was $340.0 million, $314.9 million and $310.3 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $363.3 million, $332.5 million and $329.2 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of September 30, 2014, December 31, 2013 and September 30, 2013.
The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at June 30, 2014	$38,053	$24,152	$8,227
Total net gains (losses) included in:
Net Income (1)	—	—	(90)
Other comprehensive income	(27)	(191)	—
Purchases	4,129	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(800)	—	—
Net transfers into/(out of) Level 3 (2)	8,882	—	—
Balance at September 30, 2014	$50,237	$23,961	$8,137

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)	Transfers into Level 3 relate to a reclassification of municipal bonds in the current quarter.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2014	$36,386	$22,163	$8,946
Total net gains (losses) included in:
Net Income (1)	—	—	(809)
Other comprehensive income	193	1,798	—
Purchases	9,095	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(4,319)	—	—
Net transfers into/(out of) Level 3 (2)	8,882	—	—
Balance at September 30, 2014	$50,237	$23,961	$8,137

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)	Transfers into Level 3 relate to a reclassification of municipal bonds in the current quarter.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at June 30, 2013	$32,432	$22,428	$8,636
Total net gains (losses) included in:
Net Income (1)	—	—	(28)
Other comprehensive income	(2)	(1,986)	—
Purchases	6,225	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(5,967)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2013	$32,688	$20,442	$8,608

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2013	$30,770	$22,169	$6,750
Total net gains (losses) included in:
Net income (1)	—	—	1,858
Other comprehensive income	(316)	(1,727)	—
Purchases	8,572	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(6,338)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2013	$32,688	$20,442	$8,608

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2014.

	September 30, 2014				Three Months Ended September 30, 2014 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2014 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$60,209	$—	$—	$60,209	$5,786	$19,483
Other real estate owned, including covered other real estate owned (1)	98,945	—	—	98,945	914	9,847
Total	$159,154	$—	$—	$159,154	$6,700	$29,330

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At September 30, 2014, the Company had $129.5 million of impaired loans classified as Level 3. Of the $129.5 million of impaired loans, $60.2 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $69.3 million were valued based on discounted cash flows in accordance with ASC 310.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for non-covered other real estate owned and covered other real estate owned. At September 30, 2014, the Company had $98.9 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The valuation adjustments applied to other real estate owned range from an 81% write-up, to a 100% write-down of the carrying value at September 30, 2014, with a weighted average write-down adjustment of 1.19%. A higher appraisal valuation results in an increased carrying value.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2014 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$50,237	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Equity Securities	23,961	Discounted cash flows	Discount rate	1.27%-2.20%	1.76%	Decrease
Mortgage Servicing Rights	8,137	Discounted cash flows	Discount rate	9.5%-13%	9.66%	Decrease
			Constant prepayment rate (CPR)	10%-15%	12.04%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$60,209	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned, including covered other real estate owned	98,945	Appraisal value	Property specific valuation adjustment	(100)%-81%	(1.19)%	Increase

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2014		At December 31, 2013		At September 30, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$287,416	$287,416	$263,864	$263,864	$330,637	$330,637
Interest bearing deposits with banks	620,370	620,370	495,574	495,574	681,834	681,834
Available-for-sale securities	1,782,648	1,782,648	2,176,290	2,176,290	1,781,883	1,781,883
Trading account securities	6,015	6,015	497	497	259	259
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	80,951	80,951	79,261	79,261	76,755	76,755
Brokerage customer receivables	26,624	26,624	30,953	30,953	29,253	29,253
Mortgage loans held-for-sale, at fair value	363,303	363,303	332,485	332,485	329,186	329,186
Mortgage loans held-for-sale, at lower of cost or market	—	—	1,842	1,857	5,159	5,218
Total loans	14,306,664	15,001,394	13,243,033	13,867,255	12,997,027	13,576,959
Mortgage servicing rights	8,137	8,137	8,946	8,946	8,608	8,608
Nonqualified deferred compensation assets	7,927	7,927	7,222	7,222	6,801	6,801
Derivative assets	43,343	43,343	48,221	48,221	57,573	57,573
FDIC indemnification asset	27,359	27,359	85,672	85,672	100,313	100,313
Accrued interest receivable and other	170,517	170,517	163,732	163,732	165,209	165,209
Total financial assets	$17,731,274	$18,426,004	$16,937,592	$17,561,829	$16,570,497	$17,150,488
Financial Liabilities
Non-maturity deposits	$11,761,825	$11,761,825	$10,442,077	$10,442,077	$10,386,493	$10,386,493
Deposits with stated maturities	4,303,421	4,303,717	4,226,712	4,242,172	4,260,953	4,272,459
Federal Home Loan Bank advances	347,500	352,516	417,762	422,750	387,852	393,602
Other borrowings	51,483	51,483	255,104	255,104	248,416	248,416
Subordinated notes	140,000	142,720	—	—	10,000	10,000
Junior subordinated debentures	249,493	250,452	249,493	250,672	249,493	250,751
Derivative liabilities	35,505	35,505	37,264	37,264	49,300	49,300
Accrued interest payable	8,995	8,995	8,556	8,556	7,758	7,758
Total financial liabilities	$16,898,222	$16,907,213	$15,636,968	$15,658,595	$15,600,265	$15,618,779

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, FDIC indemnification asset, accrued interest receivable and accrued interest payable, non-maturity deposits and other borrowings.
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

(15) Stock-Based Compensation Plans

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company's shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company's shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of September 30, 2014, assuming all performance-based shares will be issued at the maximum levels, 447,565 shares were available for future grants.

The Company historically awarded stock-based compensation in the form time-vested of nonqualified stock options and time-vested restricted share awards (“restricted shares”). In general, the grants of options provide for the purchase shares of Wintrust's common stock at the fair market value of the stock on the date the options are granted. Options under the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of 10 years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

Beginning in 2011, the Company has awarded annual grants under The Long-Term Incentive Program (“LTIP”), which is administered under the 2007 Plan. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested nonqualified stock options and performance-based stock and cash awards. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period with overlapping performance periods starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 200% of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to shares of common stock at no cost.

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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the nine month periods ending September 30, 2014 and 2013.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2013
Expected dividend yield	0.4%	0.5%
Expected volatility	30.8%	59.1%
Risk-free rate	0.7%	0.7%
Expected option life (in years)	4.5	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest. Forfeitures are estimated based on historical forfeiture experience. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of projected performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.2 million in the third quarter of 2014 and $2.0 million in the third quarter of 2013, and $8.1 million and $6.5 million for the 2014 and 2013 year-to-date periods, respectively. The first quarter of 2014 includes a $2.1 million charge for a modification to the performance measurement criteria related to the 2011 LTIP performance-based stock grants that were vested and paid out in the first quarter of 2014. The cost of the modification was determined based on the stock price on the date of re-measurement and paid to the holders of the performance-based stock awards in cash. Similarly, in the first quarter of 2014, a modification was made to the performance measurement criteria related to the performance-based cash awards granted under the LTIP in 2011. These awards vested and were paid out in the first quarter of 2014 and the Company recognized an additional charge of $3.0 million related to the modification.
A summary of the Plans' stock option activity for the nine months ended September 30, 2014 and September 30, 2013 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2014	1,524,672	$42.00
Granted	366,478	46.85
Exercised	(139,928)	33.90
Forfeited or canceled	(99,147)	50.61
Outstanding at September 30, 2014	1,652,075	$43.24	3.4	$8,133
Exercisable at September 30, 2014	1,050,665	$43.86	2.1	$5,851

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2013	1,745,427	$42.31
Granted	235,002	37.97
Exercised	(78,184)	28.50
Forfeited or canceled	(45,818)	45.18
Outstanding at September 30, 2013	1,856,427	$42.27	2.4	$6,786
Exercisable at September 30, 2013	1,845,560	$42.32	2.4	$6,710

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2014 and September 30, 2013 was $11.96 and $17.49, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013, was $1.8 million and $777,000, respectively.

A summary of the Plans' restricted share activity for the nine months ended September 30, 2014 and September 30, 2013 is presented below:

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	181,522	$43.39	314,226	$37.99
Granted	12,313	46.04	10,617	40.86
Vested and issued	(51,978)	35.12	(135,767)	31.97
Forfeited	(6,752)	37.95	(1,236)	35.02
Outstanding at September 30	135,105	$47.09	187,840	$42.51
Vested, but not issuable at September 30	85,000	$51.88	85,000	$51.88

A summary of the 2007 Plan's performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2014 and September 30, 2013 is presented below:

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	307,512	$34.01	214,565	$32.08
Granted	93,535	46.85	105,825	37.87
Vested and issued	(15,944)	33.25	—	—
Forfeited	(89,424)	33.78	(7,641)	34.05
Outstanding at September 30	295,679	$38.18	312,749	$33.99

Based on the achievement of the pre-established performance goals over a three-year period, the actual performance-based award payouts can be adjusted downward to 0% or upward to a maximum of 200% of the target award. The awards vest in the quarter after the end of the performance period. In the first quarter of 2014, the 2011 grants vested and were paid. As previously discussed, the Compensation Committee of the Board of Directors of the Company modified the 2011 awards such that 17% of the awards were paid in shares and the remainder in cash. As a result the remaining shares granted in connection with the 2011 awards were canceled and remain available for future use under the Plan. The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

(16) Shareholders’ Equity and Earnings Per Share

Tangible Equity Units

In December 2010, the Company sold 4.6 million 7.50% TEUs at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions, and estimated offering expenses. Each tangible equity unit was composed of a prepaid common stock purchase contract and a junior subordinated amortizing note due December 15, 2013. The prepaid stock purchase contracts were recorded as surplus (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes were recorded as debt within other borrowings. Issuance costs associated with the debt component were recorded as a discount within other borrowings and were amortized over the term of the instrument to December 15, 2013 at which time they were paid in full. The Company allocated the proceeds from the issuance of the TEU to equity and debt based on the relative fair values of the respective components of each unit.
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

Series C Preferred Stock
In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In the first quarter of 2014, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. In the fourth quarter of 2013, 23 shares of the Series C Preferred Stock were converted at the option of the respective holders into 558 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.
Common Stock Warrant
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82 and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the third quarter of 2014, certain holders of the interest in the warrant exercised 100,993 warrant shares at the exercise price, which resulted in 51,065 shares of common stock issued. During the second quarter of 2014, certain holders of the interest in the warrant exercised 499,929 warrant shares at the exercise price, which resulted in 259,071 shares of common stock issued. At September 30, 2014, all remaining holders of the interest in the warrant are able to exercise 1,042,373 warrant shares at the stated exercise price.
The Company previously issued other warrants to acquire common stock. These warrants entitled the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Of the 19,000 warrants previously outstanding, 18,000 were exercised in March 2012 and 1,000 were exercised in February 2013. As a result, none of these warrants were outstanding at September 30, 2014.
Other
In May 2013, the Company issued 648,286 shares of its common stock in the acquisition of FLB.
At the July 2014 Board of Directors meeting, a quarterly cash dividend of $0.10 per share ($0.40 on an annualized basis) was declared. It was paid on August 21, 2014 to shareholders of record as of August 7, 2014. At the April 2014 Board of Directors meeting, a quarterly cash dividend of $0.10 per share ($0.40 on an annualized basis) was declared. It was paid on May 22, 2014 to shareholders of record as of May 8, 2014. At the January 2014 Board of Directors meeting, a quarterly cash dividend of $0.10 per share ($0.40 on an annualized basis) was declared. It was paid on February 20, 2014 to shareholders of record as of February 6, 2014.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at July 1, 2014	$(24,003)	$(2,898)	$(7,602)	$(34,503)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	812	252	(9,685)	(8,621)
Amount reclassified from accumulated other comprehensive income, net of tax	91	333	—	424
Net other comprehensive income (loss) during the period, net of tax	$903	$585	$(9,685)	$(8,197)
Balance at September 30, 2014	$(23,100)	$(2,313)	$(17,287)	$(42,700)

Balance at January 1, 2014	$(53,665)	$(2,462)	$(6,909)	$(63,036)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	30,251	(795)	(10,378)	19,078
Amount reclassified from accumulated other comprehensive income, net of tax	314	944	—	1,258
Net other comprehensive income (loss)during the period, net of tax	$30,565	$149	$(10,378)	$20,336
Balance at September 30, 2014	$(23,100)	$(2,313)	$(17,287)	$(42,700)

Balance at July 1, 2013	$(41,213)	$(3,100)	$(4,891)	$(49,204)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(1,460)	(518)	3,905	1,927
Amount reclassified from accumulated other comprehensive income, net of tax	(45)	908	—	863
Net other comprehensive (loss) income during the period, net of tax	$(1,505)	$390	$3,905	$2,790
Balance at September 30, 2013	$(42,718)	$(2,710)	$(986)	$(46,414)

Balance at January 1, 2013	$6,710	$(5,292)	$6,293	$7,711
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(49,231)	(206)	(7,279)	(56,716)
Amount reclassified from accumulated other comprehensive income, net of tax	(197)	2,788	—	2,591
Net other comprehensive (loss) income during the period, net of tax	$(49,428)	$2,582	$(7,279)	$(54,125)
Balance at September 30, 2013	$(42,718)	$(2,710)	$(986)	$(46,414)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three months ended		Nine months ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2014	2013	2014	2013
Accumulated unrealized losses on securities
Gains included in net income	$(153)	$75	$(522)	$328	(Losses) gains on available-for-sale securities, net
	(153)	75	(522)	328	Income before taxes
Tax effect	$62	$(30)	$208	$(131)	Income tax expense
Net of tax	$(91)	$45	$(314)	$197	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$553	$1,507	$1,567	$4,629	Interest on junior subordinated debentures
	(553)	(1,507)	(1,567)	(4,629)	Income before taxes
Tax effect	$220	$599	$623	$1,841	Income tax expense
Net of tax	$(333)	$(908)	$(944)	$(2,788)	Net income
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine months ended
(In thousands, except per share data)		September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income		$40,224	$35,563	$113,265	$101,922
Less: Preferred stock dividends and discount accretion		1,581	1,581	4,743	6,814
Net income applicable to common shares—Basic	(A)	38,643	33,982	108,522	95,108
Add: Dividends on convertible preferred stock, if dilutive		1,581	1,581	4,743	6,744
Net income applicable to common shares—Diluted	(B)	40,224	35,563	113,265	101,852
Weighted average common shares outstanding	(C)	46,639	39,331	46,453	37,939
Effect of dilutive potential common shares
Common stock equivalents		1,166	7,346	1,274	7,263
Convertible preferred stock, if dilutive		3,075	3,477	3,075	4,500
Total dilutive potential common shares		4,241	10,823	4,349	11,763
Weighted average common shares and effect of dilutive potential common shares	(D)	50,880	50,154	50,802	49,702
Net income per common share:
Basic	(A/C)	$0.83	$0.86	$2.34	$2.51
Diluted	(B/D)	$0.79	$0.71	$2.23	$2.05
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

(17) Subsequent Events

On October 14, 2014, the Company announced the signing of a definitive agreement to acquire Delavan. Delavan is the parent company of Community Bank CBD which operated four banking locations in southeastern Wisconsin. As of June 30, 2014, Community Bank CBD had approximately $142 million in loans and approximately $167 million in deposits.

On October 27, 2014 the Company entered into an Eighth Amendment Agreement (the “Eighth Amendment”) to the Agreement dated as of October 30, 2009 among the Company and unaffiliated banks. The Eighth Amendment extended the maturity date of the Agreement to December 15, 2014.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition as of September 30, 2014 compared with December 31, 2013 and September 30, 2013, and the results of operations for the three and nine month periods ended September 30, 2014 and 2013, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2013 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.
Introduction
Wintrust is a financial holding company that provides traditional community banking services, primarily in the Chicago metropolitan area and southern Wisconsin, and operates other financing businesses on a national basis and Canada through several non-bank subsidiaries. Additionally, Wintrust offers a full array of wealth management services primarily to customers in the Chicago metropolitan area and southern Wisconsin.
Overview
Third Quarter Highlights
The Company recorded net income of $40.2 million for the third quarter of 2014 compared to $35.6 million in the third quarter of 2013. The results for the third quarter of 2014 demonstrate continued operating strengths including strong loan and deposit growth, increased net interest income, improved credit quality metrics and increased mortgage banking revenue. In the third quarter of 2014, the Company completed its acquisition of 12 bank branches in Wisconsin through two separate branch transactions. For more information on acquisition activity, see “Overview—Recent Acquisition Transactions."
The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $12.6 billion at September 30, 2013 and $12.9 billion at December 31, 2013 to $14.1 billion at September 30, 2014. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative and growth in the commercial and life insurance premium finance receivables portfolio. The Company is focused on making new loans, including in the commercial and commercial real-estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. During the third quarter of 2014, the Company supplemented its liquidity position through deposits assumed in the acquisition of bank branches. The Company continues to maintain appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company continues to benefit from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2014, the Company had approximately $907.8 million in overnight liquid funds and interest-bearing deposits with banks.
The Company recorded net interest income of $151.7 million in the third quarter of 2014 compared to $141.8 million in the third quarter of 2013. The higher level of net interest income recorded in the third quarter of 2014 compared to the third quarter of 2013 resulted primarily from a $1.2 billion increase in the balance of average loans, excluding covered loans, and a four basis point decline in the rate paid on average interest bearing liabilities as a result of the positive re-pricing of retail interest bearing deposits along with a more favorable funding mix. These improvements were partially offset by a 15 basis point decline in the yield on earnings assets and a $731.9 million increase in interest bearing liabilities. Combined, an increase in interest income of $9.5 million and a reduction of interest expense by $380,000 created an increase in total net interest income of $9.9 million in the third quarter of 2014 compared to the third quarter of 2013.
Non-interest income totaled $58.0 million in the third quarter of 2014 an increase of $3.3 million, or 6%, compared to the third quarter of 2013. The increase in the third quarter of 2014 compared to the third quarter of 2013 was primarily attributable to an increase in wealth management and mortgage banking revenues, fees from covered call options and trading gains, partially offset by lower interest rate swap fees. Mortgage banking revenue increased $1.0 million when compared to the third quarter of 2013. The increase in mortgage banking revenue in the current quarter as compared to the third quarter of 2013 resulted primarily from better pricing in the current quarter. Mortgage loans originated or purchased to be sold to the secondary market were $904.8 million in the third quarter of 2014 compared to $940.8 million in the third quarter of 2013 (see “-Non-Interest Income” for further detail).

Non-interest expense totaled $138.5 million in the third quarter of 2014, increasing $11.3 million, or 9%, compared to the third quarter of 2013. The increase compared to the third quarter of 2013 was primarily attributable to higher salary and employee benefit costs, increased occupancy, equipment and marketing expenses, partially offset by a decrease in OREO expenses (see “-Non-Interest Expense” for further detail).
The Current Economic Environment
The economic environment in the third quarter of 2014 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.
Net Interest Income
The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing deposits. These deposits as a percentage of total deposits was 20% as of September 30, 2014 as compared to 18% as of September 30, 2013. In the current quarter, the Company's net interest margin declined to 3.46% as compared to 3.62% in the second quarter of 2014 and 3.57% in the third quarter of 2013. Net interest margin decreased in the current quarter primarily as a result of increased interest expense related to the subordinated debt issued in June 2014, a reduction in commercial and commercial real estate loan yields, excess liquidity resulting from acquisitions during the period and run-off of the covered loan portfolio. However, as a result of the growth in earnings assets and improvement in funding mix, the Company increased net interest income by $9.9 million in the third quarter of 2014 compared to the third quarter of 2013.
The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the security positions and receive fee income to compensate for net interest margin compression. In the third quarter of 2014, the Company recognized $2.1 million in fees on covered call options. In accordance with accounting guidance, these fees are not recorded as a component of net interest income, however the fee contribution is considered by the Company to be an additional return on the investment portfolio.
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
Non-Interest Income
In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of September 30, 2014, the Company held six interest rate cap derivatives with a total notional value of $620.0 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In the third quarter of 2014, the Company recognized $252,000 in trading gains related to the mark to market of these interest rate caps. For more information, see Note 13 "Derivatives" of the Financial Statements presented under Item 1 of this report.
The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $26.7 million in the third quarter of 2014 and $25.7 million in the third quarter of 2013, representing 13% of each quarter's total net revenue. Mortgage banking revenue was higher as compared to the prior year quarter due to better pricing in the third quarter of 2014. Mortgage banking revenue is primarily comprised of gains on originations for new home purchases as well as mortgage refinancing. In the third quarter of 2014, approximately 74% of originations were mortgages associated with new home purchases while 26% of originations were related to refinancing of mortgages. As the housing market improves and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.
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
Credit Quality
The Company’s credit quality metrics improved in the third quarter of 2014 compared to December 31, 2013 and September 30, 2013. The Company continues to address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.
In particular:

•
The Company’s provision for credit losses, excluding covered loans, in the third quarter of 2014 totaled $6.0 million, a decrease of $5.6 million when compared to the third quarter of 2013. Net charge-offs decreased to $7.0 million in the third quarter of 2014 (of which $4.2 million related to commercial real-estate loans) compared to $11.3 million for the same period in 2013 (of which $6.7 million related to commercial real-estate loans).

•
The Company’s allowance for loan losses, excluding covered loans, totaled $91.0 million at September 30, 2014, reflecting a decrease of $16.2 million, or 15%, when compared to the same period in 2013 and a decrease of $5.9 million, or 6%, when compared to December 31, 2013. At September 30, 2014, approximately $38.7 million, or 42%, of the allowance for loan losses, excluding covered loans, was associated with commercial real-estate loans and another $27.9 million, or 31%, was associated with commercial loans.

•
The Company has significant exposure to commercial real-estate. At September 30, 2014, $4.5 billion, or 32%, of our loan portfolio, excluding covered loans, was commercial real-estate, with approximately 93% located in the greater Chicago metropolitan and southern Wisconsin market areas. As of September 30, 2014, the commercial real-estate loan portfolio was comprised of $291.3 million related to land, residential and commercial construction, $699.3 million related to office buildings, $725.9 million related to retail, $627.9 million related to industrial use, $678.0 million related to multi-family and $1.4 billion related to mixed use and other use types. In analyzing the commercial real-estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of changes in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of September 30, 2014, the Company had approximately $27.4 million of non-performing commercial real-estate loans representing approximately 0.6% of the total commercial real-estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $81.1 million (of which $27.4 million, or 34%, was related to commercial real-estate) at September 30, 2014, a decrease of approximately $22.3 million and $42.2 million compared to December 31, 2013 and September 30, 2013, respectively. Non-performing loans decreased due to the continued reduction in existing non-performing loans through the efforts of our credit workout teams.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased to $50.4 million during the third quarter of 2014, compared to $50.5 million at December 31, 2013 and $55.3 million at September 30, 2013. The $50.4 million of other real estate owned as of September 30, 2014 was comprised of $3.1 million of residential real-estate development property, $38.5 million of commercial real-estate property and $8.8 million of residential real-estate property.

During the quarter, Management continued its strategic efforts to resolve problem loans through liquidation rather than retention of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The level of loans past due 30 days or more and still accruing interest, excluding covered loans, totaled $121.4 million as of September 30, 2014, decreasing $19.3 million compared to the balance of $140.7 million as of December 31, 2013 and decreasing $20.7 million compared to the balance of $142.1 million as of September 30, 2013. Fluctuations from period to period in loans that are past due 30 days or more and still accruing interest are primarily the result of timing of payments for loans with near term delinquencies (i.e. 30-89 days past-due).

In addition, during the third quarter of 2014, the Company modified $667,000 of loans in troubled debt restructurings, by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At September 30, 2014, approximately $83.4 million in loans had terms modified in TDRs, with $69.9 million of these TDRs in accruing status (see “-Loan Portfolio and Asset Quality” for further detail).
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. At September 30, 2014, the Company had a $2.9 million estimated liability on loans expected to be repurchased from loans sold to investors compared to a $3.8 million liability and a $4.0 million liability for similar items as of December 31, 2013 and September 30, 2013, respectively. The lower liability in the current quarter is primarily the result of lower than expected losses on loans previously sold. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Trends in Our Three Operating Segments During the Third Quarter
Community Banking
Net interest income. Net interest income for the community banking segment totaled $122.0 million for the third quarter of 2014. Net interest income has increased steadily in recent quarters primarily due to growth in earning assets. The earning asset growth has occurred as a result of the Company's commercial banking initiative as well as franchise expansion through acquisitions.
Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as the Company funded strong loan growth with a more desirable funding blend. Additionally, non-interest bearing deposits have grown as a result of the Company’s commercial banking initiative and fixed term certificates of deposit have been running off and renewing at lower rates.
Level of non-performing loans and other real estate owned. The Company's credit quality measures have improved in recent quarters. The level of non-performing loans and other real estate owned has declined as the Company remains committed to the timely resolution of non-performing assets.
Mortgage banking revenue. Mortgage banking revenue increased in the current quarter as compared to the previous quarter primarily as a result of higher origination volumes as purchase originations were supplemented by increased refinance activity. Origination volumes remain below the levels experienced during the favorable mortgage environment in the prior year. Management expects new home purchase originations to remain strong as the housing market improves.
For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Specialty Finance
Financing of Commercial Insurance Premiums. First Insurance Funding Corporation ("FIFC") and First Insurance Funding of Canada, Inc. ("FIFC Canada") originated approximately $1.4 billion of commercial insurance premium finance loans in the third quarter of 2014, relatively unchanged as compared to the second quarter of 2014 and up from originations of $1.3 billion in the third quarter of 2013.
Financing of Life Insurance Premiums. FIFC originated approximately $158.1 million in life insurance premium finance loans in the third quarter of 2014 compared to $162.0 million in the second quarter of 2014, and compared to $97.4 million in the third quarter of 2013. The increase in originations in the current quarter as compared to the prior year quarter is primarily a result of increased demand for financed life insurance.
For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Wealth Management Activities
The wealth management segment recorded a decrease in revenue in the third quarter of 2014 as compared to the second quarter of 2014 due to higher brokerage commissions earned in the second quarter of 2014. The wealth management segment has continued to expand in the current year as wealth management revenue has increased by 13% in the first nine months of 2014 as compared to the first nine months of 2013. The increase in revenue in 2014 is mostly attributable to continued growth in assets under management due to new customers, as well as market appreciation.

For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management Activities” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Recent Acquisition Transactions
Acquisition of bank facilities and certain related deposits of Talmer Bank & Trust
On August 8, 2014, the Company, through its subsidiary Town Bank, completed its acquisition of certain branch offices and deposits of Talmer Bank & Trust. Through this transaction, Town Bank acquired 11 branch offices and approximately $360 million in deposits, prior to purchase accounting adjustments.
Acquisition of a bank facility and certain related deposits of THE National Bank
On July 11, 2014, the Company, through its subsidiary Town Bank, completed its acquisition of the Pewaukee, Wisconsin branch of THE National Bank. In addition to the banking facility, Town Bank acquired approximately $81 million in loans and approximately $36 million in deposits, prior to purchase accounting adjustments.
Acquisition of a bank facility and certain related deposits of Urban Partnership Bank
On May 16, 2014, the Company, through its subsidiary Hinsdale Bank, completed its acquisition of the Stone Park branch office and certain related deposits of Urban Partnership Bank.
Acquisition of two affiliated Canadian insurance premium funding and payment services companies
On April 28, 2014, the Company, through its subsidiary, FIFC Canada, completed its acquisition of 100% of the shares of each of Policy Billing Services Inc. and Equity Premium Finance Inc., two affiliated Canadian insurance premium funding and payment services companies.
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

Announced Acquisitions
On October 14, 2014, the Company announced the signing of a definitive agreement to acquire Delavan. Delavan is the parent company of Community Bank CBD which operated four banking locations in southeastern Wisconsin. As of June 30, 2014, Community Bank CBD had approximately $142 million in loans and approximately $167 million in deposits.

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

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three and nine months ended September 30, 2014, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2014	September 30, 2013	Percentage (%) or Basis Point (bp) Change
Net income	$40,224	$35,563	13%
Net income per common share—Diluted	0.79	0.71	11
Net revenue (1)	209,622	196,444	7
Net interest income	151,670	141,782	7
Net interest margin (2)	3.46%	3.57%	(11) bp
Net overhead ratio (2) (3)	1.67	1.65	2
Efficiency ratio (2) (4)	65.76	64.60	116
Return on average assets	0.83	0.81	2
Return on average common equity	8.09	7.85	24
Return on average tangible common equity	10.59	10.27	32

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2014	September 30, 2013	Percentage (%) or Basis Point (bp) Change
Net income	$113,265	$101,922	11%
Net income per common share—Diluted	2.23	2.05	9
Net revenue (1)	602,439	584,355	3
Net interest income	444,856	408,319	9
Net interest margin (2)	3.56%	3.49%	7 bp
Net overhead ratio (2) (3)	1.78	1.54	24
Efficiency ratio (2) (4)	66.65	64.12	253
Return on average assets	0.82	0.79	3
Return on average common equity	7.86	7.57	29
Return on average tangible common equity	10.25	9.93	32
At end of period
Total assets	$19,169,345	$17,682,548	8%
Total loans, excluding loans held-for-sale, excluding covered loans	14,052,059	12,581,039	12
Total loans, including loans held-for-sale, excluding covered loans	14,415,362	12,915,384	12
Total deposits	16,065,246	14,647,446	10
Total shareholders’ equity	2,028,508	1,873,566	8
Tangible common equity ratio (TCE) (2)	7.9%	7.9%	0 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.6	8.7	(10)
Book value per common share (2)	$40.74	$38.09	7%
Tangible common book value per share (2)	31.60	29.89	6
Market price per common share	44.67	41.07	9
Excluding covered loans:
Allowance for credit losses to total loans (5)	0.65%	0.86%	(21) bp
Non-performing loans to total loans	0.58	0.98	(40) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three months ended		Nine months ended
(Dollars and shares in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$170,676	$161,168	$498,552	$470,127
Taxable-equivalent adjustment:
—Loans	315	241	827	616
—Liquidity management assets	502	361	1,445	1,060
—Other earning assets	11	7	17	12
Interest Income—FTE	$171,504	$161,777	$500,841	$471,815
(B) Interest Expense (GAAP)	19,006	19,386	53,696	61,808
Net interest income—FTE	152,498	142,391	447,145	410,007
(C) Net Interest Income (GAAP) (A minus B)	$151,670	$141,782	$444,856	$408,319
(D) Net interest margin (GAAP)	3.45%	3.55%	3.54%	3.48%
Net interest margin—FTE	3.46%	3.57%	3.56%	3.49%
(E) Efficiency ratio (GAAP)	66.02%	64.80%	66.90%	64.30%
Efficiency ratio—FTE	65.76%	64.60%	66.65%	64.12%
(F) Net Overhead ratio (GAAP)	1.67%	1.65%	1.78%	1.54%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,028,508	$1,873,566
(G) Less: Preferred stock	(126,467)	(126,500)
Less: Intangible assets	(426,588)	(376,291)
(H) Total tangible common shareholders’ equity	$1,475,453	$1,370,755
Total assets	$19,169,345	$17,682,548
Less: Intangible assets	(426,588)	(376,291)
(I) Total tangible assets	$18,742,757	$17,306,257
Tangible common equity ratio (H/I)	7.9%	7.9%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.6%	8.7%
Calculation of book value per share
Total shareholders’ equity	$2,028,508	$1,873,566
Less: Preferred stock	(126,467)	(126,500)
(J) Total common equity	$1,902,041	$1,747,066
Actual common shares outstanding	46,691	39,731
Add: TEU conversion shares	—	6,133
(K) Common shares used for book value calculation	46,691	45,864
Book value per share (J/K)	$40.74	$38.09
Tangible common book value per share (H/K)	$31.60	$29.89
Calculation of return on average common equity
(L) Net income applicable to common shares	$38,643	$33,982	$108,522	$95,108
Add: After-tax intangible asset amortization	739	705	2,159	2,102
(M) Tangible net income applicable to common shares	39,382	34,687	110,681	97,210
Total average shareholders' equity	2,020,903	1,853,122	1,972,425	1,843,633
Less: Average preferred stock	(126,467)	(136,278)	(126,472)	(162,904)
(N) Total average common shareholders' equity	1,894,436	1,716,844	1,845,953	1,680,729
Less: Average intangible assets	(419,125)	(376,667)	(402,848)	(371,697)
(O) Total average tangible common shareholders’ equity	1,475,311	1,340,177	1,443,105	1,309,032
Return on average common equity, annualized (L/N)	8.09%	7.85%	7.86%	7.57%
Return on average tangible common equity, annualized (M/O)	10.59%	10.27%	10.25%	9.93%

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
Net Income
Net income for the quarter ended September 30, 2014 totaled $40.2 million, an increase of $4.7 million, or 13%, compared to the third quarter of 2013. On a per share basis, net income for the third quarter of 2014 totaled $0.79 per diluted common share compared to $0.71 in the third quarter of 2013.
The most significant factors impacting net income for the third quarter of 2014 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets as well as reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base, lower provision for credit losses, increased trading gains, higher mortgage banking revenue due to a favorable mortgage banking environment and higher wealth management revenues due to an increased customer base and market appreciation. These improvements were partially offset by an increase in salary expense caused by the addition of employees from the various acquisitions and larger staffing as the Company grows. The return on average common equity for the third quarter of 2014 was 8.09%, compared to 7.85% for the prior year third quarter.

Net Interest Income

The primary source of the Company’s revenue is net interest income. Net interest income is the difference between interest income and fees on earnings assets, such as loans and securities, and interest expense on the liabilities to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates, and the amount and composition of earning assets and interest bearing liabilities. Net interest margin represents tax-equivalent net interest income as a percentage of the average earning assets during the period.

Quarter Ended September 30, 2014 compared to the Quarter Ended June 30, 2014 and September 30, 2013
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2014 as compared to the second quarter of 2014 (sequential quarters) and third quarter of 2013 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	June 30, 2014	September 30, 2013
Liquidity management assets(1)(2)(7)	$2,814,720	$2,607,980	$2,262,839	$14,423	$14,850	$10,504	2.03%	2.28%	1.84%
Other earning assets(2)(3)(7)	28,702	27,463	27,426	232	207	221	3.21	3.02	3.19
Loans, net of unearned income(2)(4)(7)	14,359,467	13,710,535	13,113,138	151,540	145,169	142,085	4.19	4.25	4.30
Covered loans	262,310	292,553	435,961	5,309	7,096	8,967	8.03	9.73	8.16
Total earning assets(7)	$17,465,199	$16,638,531	$15,839,364	$171,504	$167,322	$161,777	3.90%	4.03%	4.05%
Allowance for loan and covered loan losses	(96,463)	(98,255)	(126,164)
Cash and due from banks	237,402	232,716	209,539
Other assets	1,521,208	1,529,950	1,566,832
Total assets	$19,127,346	$18,302,942	$17,489,571

Interest-bearing deposits	$12,695,780	$12,284,444	$11,817,636	$12,298	$11,759	$12,524	0.38%	0.38%	0.42%
Federal Home Loan Bank advances	380,083	446,778	454,563	2,641	2,705	2,729	2.76	2.43	2.38
Other borrowings	54,653	148,135	256,318	200	510	910	1.45	1.38	1.41
Subordinated notes	140,000	27,692	10,000	1,776	354	40	5.07	5.06	1.57
Junior subordinated notes	249,493	249,493	249,493	2,091	2,042	3,183	3.28	3.24	4.99
Total interest-bearing liabilities	$13,520,009	$13,156,542	$12,788,010	$19,006	$17,370	$19,386	0.56%	0.53%	0.60%
Non-interest bearing deposits	3,233,937	2,880,501	2,552,182
Other liabilities	352,497	294,243	296,257
Equity	2,020,903	1,971,656	1,853,122
Total liabilities and shareholders’ equity	$19,127,346	$18,302,942	$17,489,571
Interest rate spread(5)(7)							3.34%	3.50%	3.45%
Net free funds/contribution(6)	$3,945,190	$3,481,989	$3,051,354				0.12%	0.12%	0.12%
Net interest income/ margin(7)				$152,498	$149,952	$142,391	3.46%	3.62%	3.57%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013 were $828,000, $772,000 and $609,000, respectively.

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

Net interest margin declined 16 basis points from 3.62% in the second quarter of 2014 to 3.46% in the third quarter of 2014 primarily as a result of increased interest expense related to the subordinated debt issued in June 2014, a reduction in commercial and commercial real estate loan yields, excess liquidity resulting from acquisitions during the period, and run-off of the covered loan portfolio. The $140 million subordinated debt issuance completed in June 2014 strengthened the Company's capital ratios and cash position but reduced the net interest margin in the third quarter by six basis points. The acquisitions in the third quarter added approximately $300 million of liquidity, which resulted in a three basis point reduction to the net interest margin. Competitive pricing in the commercial and commercial real estate markets negatively impacted the net interest margin by four basis points while the run-off of covered loans reduced the net interest margin by an additional three basis points in the third quarter.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

The following table presents a summary of the Company's net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Liquidity management assets(1)(2)(7)	$2,690,422	$2,538,131	$43,805	$31,690	2.18%	1.67%
Other earning assets(2)(3)(7)	28,363	25,815	661	602	3.12	3.12
Loans, net of unearned income(2)(4)(7)	13,786,669	12,640,610	437,030	410,964	4.24	4.35
Covered loans	293,349	487,581	19,345	28,559	8.82	7.83
Total earning assets(7)	$16,798,803	$15,692,137	$500,841	$471,815	3.99%	4.02%
Allowance for loan and covered loan losses	(101,624)	(125,950)
Cash and due from banks	231,199	217,503
Other assets	1,546,231	1,560,629
Total assets	$18,474,609	$17,344,319

Interest-bearing deposits	$12,369,241	$11,813,674	$35,980	$40,703	0.39%	0.46%
Federal Home Loan Bank advances	405,246	434,557	7,989	8,314	2.64	2.56
Other borrowings	148,549	275,425	1,460	3,196	1.31	1.55
Subordinated notes	56,410	12,711	2,130	151	5.03	1.57
Junior subordinated notes	249,493	249,493	6,137	9,444	3.24	4.99
Total interest-bearing liabilities	$13,228,939	$12,785,860	$53,696	$61,808	0.54%	0.64%
Non-interest bearing deposits	2,948,961	2,408,365
Other liabilities	324,284	306,461
Equity	1,972,425	1,843,633
Total liabilities and shareholders’ equity	$18,474,609	$17,344,319
Interest rate spread(5)(7)					3.45%	3.38%
Net free funds/contribution(6)	$3,569,864	$2,906,277			0.11%	0.11%
Net interest income/ margin(7)			$447,145	$410,007	3.56%	3.49%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2014, and September 30, 2013 were $2.3 million and $1.7 million, respectively.

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

The net interest margin for the first nine months of 2014 was 3.56% compared to 3.49% for the first nine months of 2013, an increase of seven basis points. The increase during the first nine months of 2014 compared to the first nine months of 2013 resulted from a decrease of 10 basis points on total interest bearing liabilities, partially offset by a decrease of three basis points on average earning assets.

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended September 30, 2014 to June 30, 2014 and September 30, 2013, and the nine months ended September 30, 2014 and September 30, 2013. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2014 Compared to Second Quarter of 2014	Third Quarter of 2014 Compared to Third Quarter of 2013	First Nine Months of 2014 Compared to First Nine Months of 2013
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$149,952	$142,391	$410,007
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	7,249	12,594	26,792
Change due to interest rate fluctuations (rate)	(6,333)	(2,487)	10,346
Change due to number of days in each period	1,630	—	—
Tax-equivalent net interest income for the period ended September 30, 2014	$152,498	$152,498	$447,145

Non-interest Income
For the third quarter of 2014, non-interest income totaled $58.0 million, a decrease of $3.3 million, or 6%, compared to the third quarter of 2013. On a year-to-date basis, non-interest income for the first nine months of 2014 totaled $157.6 million and decreased $18.5 million compared to the same period in 2013. The increase in the third quarter of 2014 compared to the third quarter of 2013 is mostly due to increases in fees from covered call options, trading gains, and wealth management revenues, partially offset by decreases in interest rate swap fees and FDIC indemnification asset accretion. On a year-to-date basis, the decrease for the first nine months of 2014 compared to the same period of the prior year is primarily attributable to lower mortgage banking revenues, interest rate swap fees, and trading losses partially offset by higher wealth management revenues, service charges on deposit accounts and fees from covered call options.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$	%
(Dollars in thousands)	September 30, 2014	September 30, 2013	Change	Change
Brokerage	$7,185	$7,388	$(203)	(3)%
Trust and asset management	10,474	8,669	1,805	21
Total wealth management	17,659	16,057	1,602	10
Mortgage banking	26,691	25,682	1,009	4
Service charges on deposit accounts	6,084	5,308	776	15
(Losses) gains on available-for-sale securities, net	(153)	75	(228)	NM
Fees from covered call options	2,107	285	1,822	NM
Trading gains (losses), net	293	(1,655)	1,948	NM
Other:
Interest rate swap fees	1,207	2,183	(976)	(45)
Bank Owned Life Insurance	652	625	27	4
Administrative services	990	943	47	5
Miscellaneous	2,422	5,159	(2,737)	(53)
Total Other	5,271	8,910	(3,639)	(41)
Total Non-Interest Income	$57,952	$54,662	$3,290	6%

	Nine Months Ended		$	%
(Dollars in thousands)	September 30, 2014	September 30, 2013	Change	Change
Brokerage	$22,546	$22,080	$466	2%
Trust and asset management	30,148	24,697	5,451	22
Total wealth management	52,694	46,777	5,917	13
Mortgage banking	66,923	87,561	(20,638)	(24)
Service charges on deposit accounts	17,118	15,136	1,982	13
(Losses) gains on available-for-sale securities, net	(522)	328	(850)	NM
Fees from covered call options	4,893	2,917	1,976	68
Trading (losses) gains, net	(1,102)	1,170	(2,272)	NM
Other:
Interest rate swap fees	3,350	6,092	(2,742)	(45)
Bank Owned Life Insurance	2,039	2,372	(333)	(14)
Administrative services	2,786	2,512	274	11
Miscellaneous	9,404	11,171	(1,767)	(16)
Total Other	17,579	22,147	(4,568)	(21)
Total Non-Interest Income	$157,583	$176,036	$(18,453)	(10)%

NM-Not Meaningful

The significant changes in non-interest income for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 are discussed below.

Wealth management revenue totaled $17.7 million in the third quarter of 2014 compared to $16.1 million in the third quarter of 2013, an increase of 10%. On a year-to-date basis, wealth management revenues totaled $52.7 million for the first nine months of 2014, compared to $46.8 million for the first nine months of 2013. The increases in the current year periods are mostly attributable to growth in assets under management due to new customers, as well as market appreciation. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended September 30, 2014, mortgage banking revenue totaled $26.7 million, an increase of $1.0 million, or 4% when compared to the third quarter of 2013. For the nine months ended September 30, 2014, mortgage banking revenue totaled $66.9 million compared to $87.6 million for the nine months ended September 30, 2013. The decrease in mortgage banking revenues for the nine months ended September 30, 2014 as compared to the prior year periods resulted primarily from a decline in origination volumes from $3.0 billion in the first nine months of 2013 to $2.3 billion in the first nine months of 2014 as a result of a more favorable mortgage banking environment in the prior year period. Mortgage banking revenue includes revenue from activities related to originating, selling, and servicing residential real estate loans for the secondary market.
The below table summarizes the Company's mortgage servicing rights as of the dates presented:

(Dollars in thousands)	September 30, 2014	September 30, 2013
Mortgage loans serviced for others	$898,960	$981,415
Fair value of mortgage servicing rights (MSRs)	8,137	8,608
MSRs as a percentage of loans serviced	0.91%	0.88%

Service charges on deposit accounts totaled $6.1 million in the third quarter of 2014, an increase of $776,000 compared to the quarter ended September 30, 2013. On a year-to-date basis, service charges on deposit accounts totaled $17.1 million for the nine months ended September 30, 2014 as compared to $15.1 million for the same period of the prior year. The increase in both periods is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative.

Fees from covered call option transactions totaled $2.1 million in the third quarter of 2014 compared to $285,000 for the third quarter of 2013. On a year-to-date basis fees from covered call options totaled $4.9 million compared to $2.9 million for the same period of the prior year. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and compression.The increase in both periods is primarily the result of more option transactions, as well as greater market volatility, in 2014 compared to 2013, leading to higher premiums received by the Company.

The Company recognized $293,000 of trading gains in the third quarter of 2014 compared to trading losses of $1.7 million in the third quarter of 2013. On a year-to-date basis, the Company recognized $1.1 million of trading losses for the nine months ended September 30, 2014 compared to $1.2 million of trading gains for the nine months ended September 30, 2013. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility for short-term interest rates.

Other non-interest income totaled $5.3 million in the third quarter of 2014 compared to $8.9 million in the third quarter of 2013. On a year-to-date basis, other non-interest income totaled $17.6 million for the first nine months of 2014 as compared to $22.1 million in the same period of the prior year. The decreases in current year periods are primarily the result a decrease in accretion related to the FDIC indemnification asset and fewer interest rate swap fees.

Non-interest Expense
Non-interest expense for the third quarter of 2014 totaled $138.5 million and increased approximately $11.3 million, or 9%, compared to the third quarter of 2013. The increase compared to the third quarter of 2013 was primarily attributable to higher salary and employee benefit costs and increased occupancy, equipment and marketing expenses. On a year-to-date basis, non-interest expense for the first nine months of 2014 totaled $403.4 million and increased $27.9 million, or 7%, compared to the same period in 2013. The increase compared to the first nine months of 2013 was primarily attributable to higher salary and employee benefits and increased occupancy, equipment, OREO and marketing expenses.
The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2014	September 30, 2013
Salaries and employee benefits:
Salaries	$45,471	$42,789	$2,682	6%
Commissions and incentive compensation	27,885	23,409	4,476	19
Benefits	12,620	11,809	811	7
Total salaries and employee benefits	85,976	78,007	7,969	10
Equipment	7,570	6,593	977	15
Occupancy, net	10,446	9,079	1,367	15
Data processing	4,765	4,884	(119)	(2)
Advertising and marketing	3,528	2,772	756	27
Professional fees	4,035	3,378	657	19
Amortization of other intangible assets	1,202	1,154	48	4
FDIC insurance	3,211	3,245	(34)	(1)
OREO expense, net	581	2,499	(1,918)	(77)
Other:
Commissions—3rd party brokers	1,621	1,277	344	27
Postage	1,427	1,255	172	14
Stationery and supplies	899	1,009	(110)	(11)
Miscellaneous	13,239	12,096	1,143	9
Total other	17,186	15,637	1,549	10
Total Non-Interest Expense	$138,500	$127,248	$11,252	9%

	Nine months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2014	September 30, 2013
Salaries and employee benefits:
Salaries	$132,556	$126,291	$6,265	5%
Commissions and incentive compensation	74,816	69,828	4,988	7
Benefits	40,501	38,626	1,875	5
Total salaries and employee benefits	247,873	234,745	13,128	6
Equipment	22,196	19,190	3,006	16
Occupancy, net	31,289	26,639	4,650	17
Data processing	14,023	13,841	182	1
Advertising and marketing	9,902	7,534	2,368	31
Professional fees	11,535	10,790	745	7
Amortization of other intangible assets	3,521	3,438	83	2
FDIC insurance	9,358	9,692	(334)	(3)
OREO expenses, net	7,047	3,163	3,884	NM
Other:
Commissions—3rd party brokers	4,911	3,639	1,272	35
Postage	4,321	3,968	353	9
Stationery and supplies	2,685	2,830	(145)	(5)
Miscellaneous	34,745	36,085	(1,340)	(4)
Total other	46,662	46,522	140	—
Total Non-Interest Expense	$403,406	$375,554	$27,852	7%
NM - Not Meaningful

The significant changes in non-interest expense for the three and nine months ended September 30, 2014 compared to the periods ended September 30, 2013 are discussed below.

Salaries and employee benefits expense increased $8.0 million, or 10%, in the third quarter of 2014 compared to the third quarter of 2013 primarily as a result of a $4.5 million increase in commissions and incentive compensation and a $2.7 million increase in salaries caused by the addition of new employees from various acquisitions and larger staffing as the company grows. On a year-to-date basis, salaries and employee benefits expense increased $13.1 million, or 6%, in the first nine months of 2014 compared to the first nine months of 2013 as a result of a $6.2 million increase in salaries caused by the addition of new employees from the various acquisitions and larger staffing as the company grows, a $5.0 million increase in commissions and incentive compensation expense primarily related to the Company's long-term incentive program and a $1.9 million increase in employee benefits (primarily health care plan and payroll taxes related).

Equipment expense totaled $7.6 million for the third quarter of 2014, an increase of $977,000 compared to the third quarter of 2013. On a year-to-date basis, equipment expense totaled $22.2 million for the first nine months of 2014 as compared to $19.2 million for the first nine months of 2013. The increase in the current year periods is primarily related to increased equipment depreciation and maintenance and repair expenses, in part due to equipment acquired in the Company's acquisitions. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software fees.

Occupancy expense for the third quarter of 2014 was $10.4 million, an increase of $1.4 million, or 15%, compared to the same period in 2013. On a year-to-date basis, occupancy expense totaled $31.3 million for the first nine months of 2014, as compared to $26.6 million for the first nine months of 2013. The increase in the current year periods is primarily the result of increased rent expense as well as increased depreciation and property taxes on owned locations including those obtained in the Company's acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Advertising and marketing expenses for the third quarter of 2014 were $3.5 million, as compared to $2.8 million for the third quarter of 2013. The increase in the third quarter of 2014 compared to the third quarter of 2013 relates primarily to expenses for community ads and sponsorships. On a year-to-date basis, advertising and marketing expenses totaled $9.9 million for the first nine months of 2014, as compared to $7.5 million for the first nine months of 2013. The increase in the first nine months in 2014 as compared the same period in 2013 relates primarily to expenses for community ads and sponsorships, direct mail printing and mass media.

Professional fees for the third quarter of 2014 were $4.0 million, as compared to $3.4 million for the third quarter of 2013, an increase of $657,000, or 19%. The increase in the third quarter of 2014 compared to the third quarter of 2013 is primarily the result of increased legal and consulting fees during the current period. On a year-to-date basis, professional fees for the first nine months of 2014 were $11.5 million, as compared to $10.8 million the first nine months of 2013. The increase in the first nine months of 2014 as compared to the same period in 2013 relates primarily to increased consulting fees. Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments.

OREO expense totaled $581,000 in the third quarter of 2014 compared to $2.5 million recorded in the third quarter of 2013. The decrease in the third quarter of 2014 compared to the same period in 2013 is primarily the result of higher valuation write-downs in the third quarter of 2013. On a year-to-date basis, OREO expenses totaled $7.0 million for the first nine months of 2014, an increase of $3.9 million, as compared to $3.2 million in the first nine months of 2013. The increase in the first nine months of 2014 as compared to the same period in 2013 is primarily the result of higher gains on covered OREO sales during the first nine months of 2013. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.

Miscellaneous other expenses in the third quarter of 2014 increased $1.5 million or 10%, as compared to the quarter ended September 30, 2013. On a year-to-date basis, miscellaneous expense remained relatively unchanged for the first nine months of 2014, as compared to the first nine months of 2013. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.

Income Taxes
The Company recorded income tax expense of $25.0 million for the three months ended September 30, 2014, compared to $22.5 million for same period of 2013. Income tax expense was $71.4 million and $64.7 million for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rates were 38.4% and 38.8% for the third quarters of 2014 and 2013, respectively, and 38.7% and 38.8% for the 2014 and 2013 year-to-date periods, respectively.
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
The community banking segment’s net interest income for the quarter ended September 30, 2014 totaled $122.0 million as compared to $115.2 million for the same period in 2013, an increase of $6.8 million, or 6%. On a year-to-date basis, net interest income for the segment increased by $27.2 million from $332.8 million for the first nine months of 2013 to $360.0 million for the first nine months of 2014. The increase in both the three and nine month periods is primarily attributable to growth in earning assets as well as the ability to gather interest-bearing deposits at more favorable rates. The community banking segment’s non-interest income totaled $38.3 million in the third quarter of 2014, an increase of $1.6 million, or 4%, when compared to the third quarter of 2013 total of $36.7 million. On a year-to-date basis, non-interest income totaled $98.9 million for the nine months ended September 30, 2014, a decrease of $23.7 million, or 19%, compared to $122.6 million recorded in the nine months ended September 30, 2013. The decrease in non-interest income in the year-to-date period was primarily attributable to lower mortgage banking revenues as a result of lower originations in 2014. The community banking segment’s after-tax profit for the quarter ended September 30, 2014 totaled $26.2 million, an increase of $3.4 million as compared to after-tax profit in the third quarter of 2013 of $22.8 million. On a year-to-date basis, the community banking segment’s after-tax profit was $73.4 million for the first nine months of 2014 as compared to $65.7 million for the first nine months of 2013. The increase in after-tax profit recorded for both of the current year periods was primarily a result of increased net interest income and lower provision for loan losses in 2014.
Net interest income for the specialty finance segment totaled $21.9 million for the quarter ended September 30, 2014, compared to $19.3 million for the same period in 2013, an increase of $2.6 million, or 13%. The specialty finance segment’s non-interest income for the three month period ending September 30, 2014 totaled $8.3 million compared to the three month period ending September 30, 2013 total of $7.8 million. On a year-to-date basis, net interest income and non-interest income increased by $6.7 million and $1.3 million, respectively, in the first nine months of 2014 as compared to the first nine months of 2013. The increases in both net interest income and non-interest income in the current year periods are primarily attributable to both higher premium finance receivable originations and increased loan balances. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 61%, 31% and 8%, respectively, of the total revenues of our specialty finance business for the nine month period ending September 30, 2014. The after-tax profit of the specialty finance segment for the quarter ended September 30, 2014 totaled $11.0 million as compared to $10.0 million for the quarter ended September 30, 2013. On a year-to-date basis, the after-tax profit of the specialty finance segment for the nine months ended September 30, 2014 totaled $30.3 million as compared to $28.3 million for the nine months ended September 30, 2013.

The wealth management segment reported net interest income of $3.9 million for the third quarter of 2014 compared to $3.7 million in the same quarter of 2013. On a year-to-date basis, net interest income totaled $12.0 million for the first nine months of 2014 as compared to $10.4 million for the first nine months of 2013. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks (“wealth management deposits”). The allocated net interest income included in this segment’s profitability was $3.7 million and $11.5 million for the three and nine month periods ended September 30, 2014, respectively, compared to $3.6 million and $10.0 million in the three and nine month periods ended September 30, 2013, respectively. This segment recorded non-interest income of $18.2 million for the third quarter of 2014 compared to $16.5 million for the third quarter of 2013. On a year-to-date basis, the wealth management segment non-interest income totaled $54.4 million in the first nine months of 2014 as compared to $48.6 million in the first nine months of 2013. The increase in non-interest income in the current year periods is primarily attributable to growth in assets under management due to new customers, as well as market appreciation. The wealth management segment’s after-tax profit totaled $3.1 million for the third quarter of 2014 compared to after-tax profit of $2.8 million for the third quarter of 2013. On a year-to-date basis, the after-

tax profit of the wealth management segment for the nine months ended September 30, 2014 totaled $9.6 million as compared to $7.9 million for the nine months ended September 30, 2013.
Financial Condition
Total assets were $19.2 billion at September 30, 2014, representing an increase of $1.5 billion, or 8%, when compared to September 30, 2013 and an increase of approximately $273.7 million, or 6% on an annualized basis, when compared to June 30, 2014. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $16.9 billion at September 30, 2014, $16.6 billion at June 30, 2014, and $15.5 billion at September 30, 2013. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2014		June 30, 2014		September 30, 2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$3,663,876	21%	$3,525,503	21%	$3,095,104	20%
Commercial real-estate	4,416,500	25	4,315,297	26	4,126,888	26
Home equity	718,118	4	709,741	4	745,292	5
Residential real-estate (1)	815,340	5	704,249	4	869,400	5
Premium finance receivables	4,579,113	26	4,285,940	26	4,088,041	26
Other loans	166,520	1	169,805	1	188,413	1
Total loans, net of unearned income excluding covered loans (2)	$14,359,467	82%	$13,710,535	82%	$13,113,138	83%
Covered loans	262,310	2	292,553	2	435,961	3
Total average loans (2)	$14,621,777	84%	$14,003,088	84%	$13,549,099	86%
Liquidity management assets (3)	$2,814,720	16%	$2,607,980	16%	2,262,839	14%
Other earning assets (4)	28,702	—	27,463	—	27,426	—
Total average earning assets	$17,465,199	100%	$16,638,531	100%	$15,839,364	100%
Total average assets	$19,127,346		$18,302,942		$17,489,571
Total average earning assets to total average assets		91%		91%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the third quarter of 2014 increased $1.6 billion, or 10%, to $17.5 billion, compared to the third quarter of 2013, and increased $826.7 million, or 20% on an annualized basis, compared to the second quarter of 2014. Average earning assets comprised 91% of average total assets at September 30, 2014, June 30, 2014 and September 30, 2013.
Average total loans, net of unearned income, totaled $14.6 billion in the third quarter of 2014, increasing $1.1 billion, or 8%, from the third quarter of 2013 and $618.7 million, or 18% on an annualized basis, from the second quarter of 2014. Average commercial loans totaled $3.7 billion in the third quarter of 2014, and increased $568.8 million, or 18%, over the average balance in the same period of 2013, while average commercial real-estate loans totaled $4.4 billion in the third quarter of 2014, increasing $289.6 million, or 7%, compared to the third quarter of 2013. Combined, these categories comprised 55% and 53% of the average loan portfolio in the third quarters of 2014 and 2013, respectively. The growth realized in these categories for the third quarter of 2014 as compared to the prior year period is primarily attributable to increased business development efforts and various bank acquisitions. Average balances increased compared to the quarter ended June 30, 2014, with average commercial loans increasing by $138.4 million, or 16% annualized, and average commercial real-estate loans increasing by $101.2 million, or 9% annualized.
Home equity loans averaged $718.1 million in the third quarter of 2014, and decreased $27.2 million, or 4%, when compared to the average balance in the same period of 2013 and increased $8.4 million, or 5% annualized, when compared to quarter ended June 30, 2014. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. Our home equity loan portfolio has performed well in light of the variability in the overall residential real estate market. The number of home equity line of credit commitments originated by the Company has decreased due to a decline in homeowners' desire to use their remaining equity as collateral.
Residential real-estate loans averaged $815.3 million in the third quarter of 2014, and decreased $54.1 million, or 6% from the average balance of $869.4 million in same period of 2013. Additionally, compared to the quarter ended June 30, 2014, the average balance increased $111.1 million, or 63% on an annualized basis. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Average mortgage loans held-for-sale decreased since the same period of 2013 as a result of lower origination volumes during the current period due to the impact of higher rates on refinancing activity as well as competitive pricing pressure. Additionally, compared to the quarter ended June 30, 2014, mortgage loans held-for-sale increased as as result of higher origination volumes due to an improved mortgage banking environment.
Average premium finance receivables totaled $4.6 billion in the third quarter of 2014, and accounted for 31% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising approximately 54% and 46%, respectively, of the average total balance of premium finance receivables for the third quarter of 2014, and 55% and 45%, respectively, for the third quarter of 2013. In the third quarter of 2014, average premium finance receivables increased $491.1 million, or 12%, from the average balance of $4.1 billion at the same period of 2013. Additionally, the average balance increased $293.2 million, or 27% on an annualized basis, from the average balance of $4.3 billion in the quarter ended June 30, 2014. The increase during 2014 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.5 billion of premium finance receivables were originated in the third quarter of 2014 compared to $1.4 billion during the same period of 2013.
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
Covered loans averaged $262.3 million in the third quarter of 2014, and decreased $173.7 million, or 40%, when compared to the average balance in the same period of 2013 and decreased $30.2 million, or 41% annualized, when compared to quarter ended June 30, 2014. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 16% of total average earning assets in the third quarter of 2014 and second quarter of 2014, compared to 14% in the third quarter of 2013. Average liquidity management assets increased $551.9 million in the third quarter of 2014 compared to the same period in 2013, and increased $206.7 million compared to the second quarter of 2014. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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

	Average Balances for the Nine Months Ended
	September 30, 2014		September 30, 2013
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$3,500,108	21%	$2,958,899	19%
Commercial real-estate	4,329,858	26	4,035,972	26
Home equity	713,508	4	760,837	5
Residential real-estate (1)	727,512	4	792,957	5
Premium finance receivables	4,345,702	26	3,904,500	25
Other loans	169,981	1	187,445	1
Total loans, net of unearned income excluding covered loans (2)	$13,786,669	82%	$12,640,610	81%
Covered loans	293,349	2	487,581	3
Total average loans (2)	$14,080,018	84%	$13,128,191	84%
Liquidity management assets (3)	$2,690,422	16%	$2,538,131	16%
Other earning assets (4)	28,363	—	25,815	—
Total average earning assets	$16,798,803	100%	$15,692,137	100%
Total average assets	$18,474,609		$17,344,319
Total average earning assets to total average assets		91%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first nine months of 2014 increased $951.8 million or 7%, over the previous year period. Similar to the quarterly discussion above, approximately $541.2 million of this increase relates to the commercial portfolio, $441.2 million of this increase relates to the premium finance receivables portfolio and $293.9 million of this increase relates to the commercial real estate portfolio. The increase is partially offset by a decrease of $194.2 million in covered loans.
Deposits
Total deposits at September 30, 2014 were $16.1 billion, an increase of $1.4 billion, or 10%, compared to total deposits at September 30, 2013. See Note 9 to the Consolidated Financial Statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2014:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2014 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$80,052	$77,966	$156,916	$578,561	$893,495	0.45%
4-6 months	95,586	55,503	—	543,488	694,577	0.85%
7-9 months	69,396	32,297	—	516,980	618,673	0.75%
10-12 months	36,459	39,888	—	515,125	591,472	0.81%
13-18 months	2,168	30,946	—	527,831	560,945	0.91%
19-24 months	201,652	8,460	—	228,897	439,009	0.97%
24+ months	41,000	19,535	—	444,715	505,250	1.19%
Total	$526,313	$264,595	$156,916	$3,355,597	$4,303,421	0.81%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2014		June 30, 2014		September 30, 2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$3,233,937	20%	$2,880,501	20%	$2,552,182	18%
NOW and interest bearing demand deposits	2,050,244	13	1,989,919	13	2,161,521	15
Wealth management deposits	1,233,461	8	1,244,757	8	1,084,309	8
Money market	3,692,333	23	3,500,186	23	3,067,758	21
Savings	1,449,763	9	1,438,264	9	1,315,166	9
Time certificates of deposit	4,269,979	27	4,111,318	27	4,188,882	29
Total average deposits	$15,929,717	100%	$15,164,945	100%	$14,369,818	100%
Total average deposits for the third quarter of 2014 were $15.9 billion, an increase of 1.6 billion, or 11%, from the third quarter of 2013. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquistions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $681.8 million, or 27%, in the third quarter of 2014 compared to the third quarter of 2013.
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

	September 30,		December 31,
(Dollars in thousands)	2014	2013	2013	2012	2011
Total deposits	$16,065,246	$14,647,446	$14,668,789	$14,428,544	$12,307,267
Brokered deposits	807,377	723,589	476,139	787,812	674,013
Brokered deposits as a percentage of total deposits	5.0%	4.9%	3.2%	5.5%	5.5%
Brokered deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), and wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

Other Funding Sources
Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities and the retention of earnings, the Company uses several other funding sources to support its growth. These sources include short-term borrowings, notes payable, Federal Home Loan Bank advances, subordinated debt, secured borrowings and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2014	2014	2013
Notes payable	$—	$180	$1,727
Federal Home Loan Bank advances	380,083	446,778	454,563
Other borrowings:
Federal funds purchased	90	2,795	1,583
Securities sold under repurchase agreements	35,527	125,995	225,845
Other	19,036	19,165	27,163
Total other borrowings	$54,653	$147,955	$254,591
Subordinated notes	140,000	27,692	10,000
Junior subordinated debentures	249,493	249,493	249,493
Total other funding sources	$824,229	$872,098	$970,374

Notes payable balances represent the balances on an unsecured promissory note as a result of the Great Lakes Advisors acquisition and a loan agreement with unaffiliated banks. The Company had no outstanding balance on the unsecured promissory note at September 30, 2014 and June 30, 2014 after the remaining balance was paid-off in the second quarter of 2014. At September 30, 2013, the outstanding balance of the unsecured promissory note was $1.5 million. The loan agreement with unaffiliated banks is a $100.0 million revolving credit facility available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. In the fourth quarter of 2013, the Company amended the terms of the $100.0 million revolving credit facility, and repaid and terminated a related $1.0 million term loan. At September 30, 2014 and June 30, 2014, the Company had no outstanding balance on the loan agreement with unaffiliated banks as compared to $1.0 million outstanding at September 30, 2013.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. These FHLB advances to the banks totaled $347.5 million at September 30, 2014, compared to $580.6 million at June 30, 2014 and $387.9 million at September 30, 2013.

Other borrowings include securities sold under repurchase agreements, federal funds purchased, debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $51.5 million, $43.7 million and $248.4 million at September 30, 2014, June 30, 2014 and September 30, 2013, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. These borrowings totaled $32.5 million, $24.6 million, and $223.2 million at September 30, 2014, June 30, 2014 and September 30, 2013, respectively. The large decrease from 2013 is primarily attributable to the Company paying off a $180.0 million short term borrowings from brokers. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. In December 2013, the debt issued by the Company in conjunction with its tangible equity unit offering was paid-off at maturity. At September 30, 2014, the fixed-rate promissory note related to an office building complex had an outstanding balance of $18.9 million.
At September 30, 2014 and June 30, 2014, subordinated notes totaled $140.0 million compared to a balance of $10.0 million at September 30, 2013. In the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024. Previously, the Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note required annual principal payments of $5.0 million beginning in the sixth year of the note and had a term of ten years. In 2013, the remaining subordinated note with a balance of $10.0 million was paid off prior to maturity.

The Company had $249.5 million of junior subordinated debentures outstanding as of September 30, 2014, June 30, 2014 and September 30, 2013. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Junior subordinated debentures, subject to certain limitations, currently qualify as Tier 1 regulatory capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first nine months of 2014 as compared to December 31, 2013 or the first nine months of 2013.
Shareholders’ Equity
Total shareholders’ equity was $2.0 billion at September 30, 2014, reflecting an increase of $154.9 million since September 30, 2013 and $127.9 million since December 31, 2013. The increase from December 31, 2013 was the result of net income of $113.3 million less common stock dividends of $13.9 million and preferred stock dividends of $4.7 million, $5.8 million credited to surplus for stock-based compensation costs, $7.2 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, net of treasury shares, $30.6 million in net unrealized gains from available-for-sale securities, net of tax and $149,000 of net unrealized losses from cash flow hedges, net of tax, partially offset by $10.4 million of foreign currency translation adjustments, net of tax.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30, 2014	June 30, 2014	September 30, 2013
Leverage ratio	10.0%	10.5%	10.5%
Tier 1 capital to risk-weighted assets	11.7	11.7	12.3
Total capital to risk-weighted assets	13.1	13.2	13.1
Total average equity-to-total average assets(1)	10.6	10.8	10.6

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	4.0	6.0
Total capital to risk-weighted assets	8.0	10.0
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
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s credit agreement. In each of January, April, July and October of 2014, the Company declared a quarterly cash dividend of $0.10 per common share. In each of January and July of 2013, the Company declared a semi-annual cash dividend of $0.09 per common share.
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

The Company has evaluated the Basel III final rule and determined an estimate of the expected regulatory capital impact. The Company anticipates that its regulatory capital components will be mostly unchanged under the new capital rules as the majority of the rule changes do not apply to the Company’s capital structure. One rule change affecting the Company relates to its trust preferred securities which are a component of Additional Tier 1 Capital under the current rules but will be phased out of Additional Tier 1 Capital and reported as a component of Tier 2 Capital to comply with the Basel III final rule. This is not expected to have a material impact on the Company’s regulatory capital components and will not change total risk-based capital.
The Company expects that its total risk-weighted assets will increase as a result of Basel III rule changes which apply higher risk weight factors to certain asset and off-balance sheet exposures. The Company believes that the combined change in regulatory capital composition and increased total risk-weighted assets under the final rule will not have a material impact on its regulatory capital position. The Company expects to remain “well-capitalized” upon adoption of the fully-phased in capital requirements.
LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2014		December 31, 2013		September 30, 2013
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$3,689,671	26%	$3,253,687	25%	$3,109,121	24%
Commercial real-estate	4,510,375	31	4,230,035	32	4,146,110	32
Home equity	720,058	5	719,137	5	736,620	6
Residential real-estate	470,319	3	434,992	3	397,707	3
Premium finance receivables—commercial	2,377,892	17	2,167,565	16	2,150,481	16
Premium finance receivables—life insurance	2,134,405	15	1,923,698	15	1,869,739	14
Consumer and other	149,339	1	167,488	1	171,261	2
Total loans, net of unearned income, excluding covered loans	$14,052,059	98%	$12,896,602	97%	$12,581,039	97%
Covered loans	254,605	2	346,431	3	415,988	3
Total loans	$14,306,664	100%	$13,243,033	100%	$12,997,027	100%

Commercial and commercial real-estate loans. Our commercial and commercial real-estate loan portfolios are comprised primarily of commercial real-estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of September 30, 2014 and 2013:

As of September 30, 2014		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$2,070,827	25.3%	$10,430	$—	$17,651
Franchise	238,300	2.9	—	—	1,989
Mortgage warehouse lines of credit	121,585	1.5	—	—	1,042
Community Advantage—homeowner associations	99,595	1.2	—	—	4
Aircraft	6,146	0.1	—	—	7
Asset-based lending	781,927	9.5	25	—	5,815
Tax exempt	205,150	2.5	—	—	1,107
Leases	145,439	1.8	—	—	13
Other	11,403	0.1	—	—	95
PCI - commercial loans (1)	9,299	0.1	—	863	189
Total commercial	$3,689,671	45.0%	$10,455	$863	$27,912
Commercial Real-Estate:
Residential construction	$30,237	0.4%	$—	$—	$522
Commercial construction	159,808	1.9	425	—	2,406
Land	101,239	1.2	2,556	—	2,782
Office	699,340	8.5	7,366	—	5,267
Industrial	627,886	7.7	2,626	—	4,535
Retail	725,890	8.9	6,205	—	5,990
Multi-family	677,971	8.3	249	—	5,038
Mixed use and other	1,427,386	17.4	7,936	—	12,112
PCI - commercial real-estate (1)	60,618	0.7	—	14,294	7
Total commercial real-estate	$4,510,375	55.0%	$27,363	$14,294	$38,659
Total commercial and commercial real-estate	$8,200,046	100.0%	$37,818	$15,157	$66,571

Commercial real-estate—collateral location by state:
Illinois	$3,742,411	83.0%
Wisconsin	440,046	9.8
Total primary markets	$4,182,457	92.8%
Florida	82,577	1.8
Arizona	10,414	0.2
Indiana	89,254	2.0
Other (no individual state greater than 0.5%)	145,673	3.2
Total	$4,510,375	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of September 30, 2013		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,722,551	23.8%	$15,283	$190	$17,396
Franchise	213,328	2.9	—	—	1,715
Mortgage warehouse lines of credit	71,383	1.0	—	—	624
Community Advantage—homeowner associations	90,504	1.2	—	—	226
Aircraft	12,601	0.2	—	—	32
Asset-based lending	739,568	10.2	2,364	—	6,722
Tax exempt	148,103	2.0	—	—	1,165
Leases	101,654	1.4	—	—	253
Other	90	—	—	—	1
PCI - commercial loans (1)	9,339	0.1	—	265	107
Total commercial	$3,109,121	42.8%	$17,647	$455	$28,241
Commercial Real-Estate:
Residential construction	$40,330	0.6%	$2,049	$3,120	$920
Commercial construction	146,088	2.0	7,854	—	2,180
Land	109,251	1.5	4,216	—	3,881
Office	634,520	8.7	4,318	—	5,409
Industrial	625,012	8.6	8,184	—	5,533
Retail	612,215	8.4	11,259	—	6,928
Multi-family	550,625	7.6	2,603	—	11,361
Mixed use and other	1,369,670	19.0	12,240	269	14,493
PCI - commercial real-estate (1)	58,399	0.8	—	9,607	114
Total commercial real-estate	$4,146,110	57.2%	$52,723	$12,996	$50,819
Total commercial and commercial real-estate	$7,255,231	100.0%	$70,370	$13,451	$79,060

Commercial real-estate—collateral location by state:
Illinois	$3,524,288	85.0%
Wisconsin	348,739	8.4
Total primary markets	$3,873,027	93.4%
Florida	66,677	1.6
Arizona	16,163	0.4
Indiana	80,304	1.9
Other (no individual state greater than 0.5%)	109,939	2.7
Total	$4,146,110	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral; loans to condominium and homeowner associations originated through Barrington Bank’s Community Advantage program; and franchise lending at Lake Forest Bank. Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending. However, as a result of recent improvements in credit quality within the overall commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $27.9 million as of September 30, 2014 compared to $28.2 million as of September 30, 2013.
Our commercial real-estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 92.8% of our commercial real-

estate loan portfolio is located in this region. Commercial real-estate market conditions continued to be under stress in the third quarter of 2014, however we have been able to effectively manage and reduce our total non-performing commercial real-estate loans. As of September 30, 2014, our allowance for loan losses related to this portfolio is $38.7 million compared to $50.8 million as of September 30, 2013.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines increased to $121.6 million as of September 30, 2014 from $71.4 million as of September 30, 2013 as a result of a more favorable mortgage banking environment.
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
Residential real-estate mortgages. Our residential real-estate portfolio predominantly includes one to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2014, our residential loan portfolio totaled $470.3 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents, and may have terms based on differing indexes. These adjustable rate mortgages are often non-agency conforming because the outstanding balance of these loans exceeds the maximum balance that can be sold into the secondary market. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of September 30, 2014, $15.7 million of our residential real-estate mortgages, or 3.4% of our residential real-estate loan portfolio, excluding PCI loans, were classified as nonaccrual, $3.4 million were 30 to 89 days past due (0.7%) and $448.5 million were current (95.9%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income, or by selectively retaining certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2014 and 2013 was $899.0 million and $981.4 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2014, approximately $12.3 million of our mortgage loans consist of interest-only loans.
Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.4 billion in commercial insurance premium finance receivables during the third quarter of 2014 compared to $1.3 billion in the same period of 2013. During the nine months ending September 30, 2014 and 2013, FIFC and FIFC Canada originated approximately $4.2 billion and $3.8 billion, respectively, in commercial insurance premium finance receivables. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
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
Premium finance receivables—life insurance. FIFC originated approximately $158.1 million in life insurance premium finance receivables in the third quarter of 2014 as compared to $97.4 million of originations in the third quarter of 2013. For the nine months ending September 30, 2014 and 2013, FIFC originated $433.7 million and $319.4 million, respectively, in life insurance premium finance receivables. The Company has experienced increased competition and pricing pressure within the current market in 2014. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial and commercial real-estate loan portfolio at September 30, 2014 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2014	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$71,459	$418,339	$188,011	$677,809
Variable rate
With floor feature	510,577	4,059	—	514,636
Without floor feature	2,490,552	6,674	—	2,497,226
Total commercial	3,072,588	429,072	188,011	3,689,671
Commercial real-estate
Fixed rate	$350,462	$1,393,552	$172,387	$1,916,401
Variable rate
With floor feature	368,418	6,507	—	374,925
Without floor feature	2,189,276	29,773	—	2,219,049
Total commercial real-estate	2,908,156	1,429,832	172,387	4,510,375

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

(Dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$—	$190
Commercial real-estate	—	309	230	3,389
Home equity	—	—	—	—
Residential real-estate	—	—	—	—
Premium finance receivables—commercial	7,115	10,275	8,842	11,751
Premium finance receivables—life insurance	—	649	—	592
Consumer and other	175	73	105	100
Total loans past due greater than 90 days and still accruing	7,290	11,306	9,177	16,022
Non-accrual loans (2):
Commercial	10,455	6,511	10,780	17,647
Commercial real-estate	27,363	36,321	46,658	52,723
Home equity	5,696	5,804	10,071	10,926
Residential real-estate	15,730	15,294	14,974	14,126
Premium finance receivables—commercial	14,110	12,298	10,537	10,132
Premium finance receivables—life insurance	—	—	—	14
Consumer and other	426	1,116	1,137	1,671
Total non-accrual loans	73,780	77,344	94,157	107,239
Total non-performing loans:
Commercial	10,455	6,511	10,780	17,837
Commercial real-estate	27,363	36,630	46,888	56,112
Home equity	5,696	5,804	10,071	10,926
Residential real-estate	15,730	15,294	14,974	14,126
Premium finance receivables—commercial	21,225	22,573	19,379	21,883
Premium finance receivables—life insurance	—	649	—	606
Consumer and other	601	1,189	1,242	1,771
Total non-performing loans	$81,070	$88,650	$103,334	$123,261
Other real estate owned	41,506	51,673	43,398	45,947
Other real estate owned—from acquisitions	8,871	7,915	7,056	9,303
Other repossessed assets	292	311	542	446
Total non-performing assets	$131,739	$148,549	$154,330	$178,957
TDRs performing under the contractual terms of the loan agreement	69,868	72,199	78,610	79,205
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.28%	0.18%	0.33%	0.57%
Commercial real-estate	0.61	0.84	1.11	1.35
Home equity	0.79	0.81	1.40	1.48
Residential real-estate	3.34	3.38	3.44	3.55
Premium finance receivables—commercial	0.89	0.95	0.89	1.02
Premium finance receivables—life insurance	—	0.03	—	0.03
Consumer and other	0.40	0.74	0.74	1.03
Total non-performing loans	0.58%	0.64%	0.80%	0.98%
Total non-performing assets, as a percentage of total assets	0.69%	0.79%	0.85%	1.01%
Allowance for loan losses as a percentage of total non-performing loans	112.27%	104.06%	93.80%	86.96%
(1) As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.
(2) Non-accrual loans included TDRs totaling $13.5 million, $15.9 million, $28.5 million and $35.8 million as of September 30, 2014, June 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Non-performing Commercial and Commercial Real-Estate
Commercial non-performing loans totaled $10.5 million as of September 30, 2014 compared to $10.8 million as of December 31, 2013 and $17.8 million as of September 30, 2013. Commercial real-estate non-performing loans totaled $27.4 million as of September 30, 2014 compared to $46.9 million as of December 31, 2013 and $56.1 million as of September 30, 2013. Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real-Estate and Home Equity
Non-performing residential real-estate and home equity loans totaled $21.4 million as of September 30, 2014. The balance decreased $3.6 million from December 31, 2013 and September 30, 2013. The September 30, 2014 non-performing balance is comprised of $15.7 million of residential real-estate (75 individual credits) and $5.7 million of home equity loans (36 individual credits). On average, this is approximately seven non-performing residential real-estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of September 30, 2014 and 2013, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	September 30, 2014	September 30, 2013
Non-performing premium finance receivables—commercial	$21,225	$21,883
- as a percent of premium finance receivables—commercial outstanding	0.89%	1.02%
Net charge-offs of premium finance receivables—commercial	$1,268	$980
- annualized as a percent of average premium finance receivables—commercial	0.20%	0.17%
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

Loan Portfolio Aging
The following table shows, as of September 30, 2014, only 0.7% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 0.7% either one or two payments past due. In total, 98.6% of the Company’s total loan portfolio, excluding covered loans, as of September 30, 2014 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at September 30, 2014 and June 30, 2014:

		90+ days	60-89	30-59
As of September 30, 2014		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,430	$—	$7,333	$8,559	$2,044,505	$2,070,827
Franchise	—	—	—	1,221	237,079	238,300
Mortgage warehouse lines of credit	—	—	—	—	121,585	121,585
Community Advantage—homeowners association	—	—	—	—	99,595	99,595
Aircraft	—	—	—	—	6,146	6,146
Asset-based lending	25	—	2,959	1,220	777,723	781,927
Tax exempt	—	—	—	—	205,150	205,150
Leases	—	—	—	—	145,439	145,439
Other	—	—	—	—	11,403	11,403
PCI - commercial (1)	—	863	64	137	8,235	9,299
Total commercial	10,455	863	10,356	11,137	3,656,860	3,689,671
Commercial real-estate
Residential construction	—	—	—	—	30,237	30,237
Commercial construction	425	—	—	—	159,383	159,808
Land	2,556	—	1,316	2,918	94,449	101,239
Office	7,366	—	1,696	1,888	688,390	699,340
Industrial	2,626	—	224	367	624,669	627,886
Retail	6,205	—	—	4,117	715,568	725,890
Multi-family	249	—	793	2,319	674,610	677,971
Mixed use and other	7,936	—	1,468	10,323	1,407,659	1,427,386
PCI - commercial real-estate (1)	—	14,294	—	5,807	40,517	60,618
Total commercial real-estate	27,363	14,294	5,497	27,739	4,435,482	4,510,375
Home equity	5,696	—	1,181	2,597	710,584	720,058
Residential real-estate	15,730	—	670	2,696	448,528	467,624
PCI - residential real-estate (1)	—	930	30	—	1,735	2,695
Premium finance receivables
Commercial insurance loans	14,110	7,115	6,279	14,157	2,336,231	2,377,892
Life insurance loans	—	—	7,533	6,942	1,712,328	1,726,803
PCI - life insurance loans (1)	—	—	—	—	407,602	407,602
Consumer and other	426	175	123	1,133	147,482	149,339
Total loans, net of unearned income, excluding covered loans	$73,780	$23,377	$31,669	$66,401	$13,856,832	$14,052,059
Covered loans	6,042	26,170	4,289	5,655	212,449	254,605
Total loans, net of unearned income	$79,822	$49,547	$35,958	$72,056	$14,069,281	$14,306,664

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of September 30, 2014	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.5%	—%	0.4%	0.4%	98.7%	100.0%
Franchise	—	—	—	0.5	99.5	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.4	0.2	99.4	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	9.3	0.7	1.5	88.5	100.0
Total commercial	0.3	—	0.3	0.3	99.1	100.0
Commercial real-estate
Residential construction	—	—	—	—	100.0	100.0
Commercial construction	0.3	—	—	—	99.7	100.0
Land	2.5	—	1.3	2.9	93.3	100.0
Office	1.1	—	0.2	0.3	98.4	100.0
Industrial	0.4	—	—	0.1	99.5	100.0
Retail	0.9	—	—	0.6	98.5	100.0
Multi-family	—	—	0.1	0.3	99.6	100.0
Mixed use and other	0.6	—	0.1	0.7	98.6	100.0
PCI - commercial real-estate (1)	—	23.6	—	9.6	66.8	100.0
Total commercial real-estate	0.6	0.3	0.1	0.6	98.4	100.0
Home equity	0.8	—	0.2	0.4	98.6	100.0
Residential real-estate	3.4	—	0.1	0.6	95.9	100.0
PCI - residential real-estate (1)	—	34.5	1.1	—	64.4	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.3	0.3	0.6	98.2	100.0
Life insurance loans	—	—	0.4	0.4	99.2	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.3	0.1	0.1	0.8	98.7	100.0
Total loans, net of unearned income, excluding covered loans	0.5%	0.2%	0.2%	0.5%	98.6%	100.0%
Covered loans	2.4	10.3	1.7	2.2	83.4	100.0
Total loans, net of unearned income	0.6%	0.3%	0.3%	0.5%	98.3%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		90+ days	60-89	30-59
As of June 30, 2014		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$6,216	$—	$4,165	$21,610	$1,980,489	$2,012,480
Franchise	—	—	—	549	222,907	223,456
Mortgage warehouse lines of credit	—	—	—	1,680	146,531	148,211
Community Advantage - homeowners association	—	—	—	—	94,009	94,009
Aircraft	—	—	—	—	7,847	7,847
Asset-based lending	295	—	—	6,047	772,002	778,344
Municipal	—	—	—	—	208,913	208,913
Leases	—	—	—	36	144,399	144,435
Other	—	—	—	—	9,792	9,792
Purchased non-covered commercial (1)	—	1,452	—	224	11,267	12,943
Total commercial	6,511	1,452	4,165	30,146	3,598,156	3,640,430
Commercial real-estate
Residential construction	—	—	—	18	29,941	29,959
Commercial construction	839	—	—	—	154,220	155,059
Land	2,367	—	614	4,502	98,444	105,927
Office	10,950	—	999	3,911	652,057	667,917
Industrial	5,097	—	899	690	610,954	617,640
Retail	6,909	—	1,334	2,560	686,292	697,095
Multi-family	689	—	244	4,717	630,519	636,169
Mixed use and other	9,470	309	5,384	12,300	1,350,976	1,378,439
Purchased non-covered commercial real-estate (1)	—	15,682	155	1,595	47,835	65,267
Total commercial real-estate	36,321	15,991	9,629	30,293	4,261,238	4,353,472
Home equity	5,804	—	1,392	3,324	703,122	713,642
Residential real estate	15,294	—	1,487	1,978	430,364	449,123
Purchased non-covered residential real estate (1)	—	988	111	—	1,683	2,782
Premium finance receivables
Commercial insurance loans	12,298	10,275	12,335	14,672	2,328,949	2,378,529
Life insurance loans	—	649	896	4,783	1,635,557	1,641,885
Purchased life insurance loans (1)	—	—	—	—	409,760	409,760
Consumer and other	1,116	73	562	600	158,022	160,373
Total loans, net of unearned income, excluding covered loans	$77,344	$29,428	$30,577	$85,796	$13,526,851	$13,749,996
Covered loans	6,690	34,486	4,003	1,482	228,493	275,154
Total loans, net of unearned income	$84,034	$63,914	$34,580	$87,278	$13,755,344	$14,025,150

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of June 30, 2014	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.3%	—%	0.2%	1.1%	98.4%	100.0%
Franchise	—	—	—	0.2	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	1.1	98.9	100.0
Community Advantage - homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	—	—	—	0.8	99.2	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
Purchased non-covered commercial(1)	—	11.2	—	1.7	87.1	100.0
Total commercial	0.2	—	0.1	0.8	98.9	100.0
Commercial real-estate
Residential construction	—	—	—	0.1	99.9	100.0
Commercial construction	0.5	—	—	—	99.5	100.0
Land	2.2	—	0.6	4.3	92.9	100.0
Office	1.6	—	0.1	0.6	97.7	100.0
Industrial	0.8	—	0.1	0.1	99.0	100.0
Retail	1.0	—	0.2	0.4	98.4	100.0
Multi-family	0.1	—	—	0.7	99.2	100.0
Mixed use and other	0.7	—	0.4	0.9	98.0	100.0
Purchased non-covered commercial real-estate (1)	—	24.0	0.2	2.4	73.4	100.0
Total commercial real-estate	0.8	0.4	0.2	0.7	97.9	100.0
Home equity	0.8	—	0.2	0.5	98.5	100.0
Residential real estate	3.4	—	0.3	0.4	95.9	100.0
Purchased non-covered residential real estate(1)	—	35.5	4.0	—	60.5	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.5	0.6	98.0	100.0
Life insurance loans	—	—	0.1	0.3	99.6	100.0
Purchased life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.7	—	0.4	0.4	98.5	100.0
Total loans, net of unearned income, excluding covered loans	0.6%	0.2%	0.2%	0.6%	98.4%	100.0%
Covered loans	2.4	12.5	1.5	0.5	83.1	100.0
Total loans, net of unearned income	0.6%	0.5%	0.2%	0.6%	98.1%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of September 30, 2014, only $31.7 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $66.4 million or 0.5%, were 30 to 59 days (or one payment) past due. As of June 30, 2014, $30.6 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $85.8 million, or 0.6%, were 30 to 59 days (or one payment) past due. The majority of the commercial and commercial real-estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due decreased $19.5 million since June 30, 2014.
The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2014 that are current with regard to the contractual terms of the loan agreement represent 98.6% of the total home equity portfolio. Residential real-estate loans, excluding PCI loans, at September 30, 2014 that are current with regards to the contractual terms of the loan agreements comprise 95.9% of total residential real-estate loans outstanding.
Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans, and loans acquired with credit quality deterioration since origination, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance at beginning of period	$88,650	$121,485	$103,334	$118,083
Additions, net	10,389	26,413	31,187	75,791
Return to performing status	(3,745)	(805)	(6,812)	(1,622)
Payments received	(4,792)	(8,251)	(11,605)	(22,924)
Transfer to OREO and other repossessed assets	(2,782)	(7,854)	(22,536)	(20,015)
Charge-offs	(4,751)	(7,753)	(14,127)	(28,226)
Net change for niche loans (1)	(1,899)	26	1,629	2,174
Balance at end of period	$81,070	$123,261	$81,070	$123,261

(1)	This includes activity for premium finance receivables and indirect consumer loans.
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
Management determined that the allowance for loan losses was appropriate at September 30, 2014, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. This process involves a high degree of management judgment, however the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Allowance for loan losses at beginning of period	$92,253	$106,842	$96,922	$107,351
Provision for credit losses	6,028	11,580	16,145	42,080
Other adjustments	(335)	(205)	(588)	(743)
Reclassification from (to) allowance for unfunded lending-related commitments	62	284	(102)	136
Charge-offs:
Commercial	832	3,281	3,864	8,914
Commercial real-estate	4,510	6,982	11,354	25,228
Home equity	748	711	3,745	4,893
Residential real-estate	205	328	1,120	2,573
Premium finance receivables—commercial	1,557	1,294	4,259	3,668
Premium finance receivables—life insurance	—	3	—	3
Consumer and other	250	216	636	473
Total charge-offs	8,102	12,815	24,978	45,752
Recoveries:
Commercial	296	756	883	1,319
Commercial real-estate	275	272	762	1,224
Home equity	99	43	478	376
Residential real-estate	111	64	316	87
Premium finance receivables—commercial	289	314	920	878
Premium finance receivables—life insurance	1	2	5	11
Consumer and other	42	51	256	221
Total recoveries	1,113	1,502	3,620	4,116
Net charge-offs	(6,989)	(11,313)	(21,358)	(41,636)
Allowance for loan losses at period end	$91,019	$107,188	$91,019	$107,188
Allowance for unfunded lending-related commitments at period end	822	1,267	822	1,267
Allowance for credit losses at period end	$91,841	$108,455	$91,841	$108,455
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.06%	0.32%	0.11%	0.34%
Commercial real-estate	0.38	0.65	0.33	0.80
Home equity	0.36	0.36	0.61	0.79
Residential real-estate	0.05	0.12	0.15	0.42
Premium finance receivables—commercial	0.20	0.17	0.19	0.18
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	0.49	0.35	0.30	0.18
Total loans, net of unearned income, excluding covered loans	0.19%	0.34%	0.21%	0.44%
Net charge-offs as a percentage of the provision for credit losses	115.95%	97.69%	132.29%	98.95%
Loans at period-end, excluding covered loans			$14,052,059	$12,581,039
Allowance for loan losses as a percentage of loans at period end			0.65%	0.85%
Allowance for credit losses as a percentage of loans at period end			0.65%	0.86%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $822,000 as of September 30, 2014 compared to $1.3 million as of September 30, 2013. The decrease since the prior period was primarily attributable to the expiration of one letter of credit in the fourth quarter of 2013.

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
At September 30, 2014, the Company had $129.5 million of impaired loans with $68.5 million of this balance requiring $6.6 million of specific impairment reserves. At June 30, 2014, the Company had $137.2 million of impaired loans with $91.5 million of this balance requiring $10.3 million of specific impairment reserves. The most significant fluctuations in impaired loans with specific impairment from June 30, 2014 to September 30, 2014 occurred within the office, and mixed used and other portfolios. The recorded investment and specific impairment reserves in the office portfolio decreased $6.2 million and $2.3 million, respectively, which was primarily the result of $2.2 million of charge-offs during the period on three credit relationship with a recorded investment of $7.7 million and, as a result, requiring no specific impairment reserve at September 30, 2014. The recorded investment and specific impairment reserves in the mixed use and other portfolio decreased $6.2 million and $373,000, respectively, which was primarily the result of four credit relationship with a recorded investment of $4.2 million no longer requiring a specific impairment reserve at September 30, 2014. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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

Effects of Economic Recession and Real Estate Market:
The Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however the Company’s markets have clearly been under stress. As of September 30, 2014, home equity loans and residential mortgages comprised 5% and 3%, respectively, of the Company’s total loan portfolio. At September 30, 2014, approximately 3.5% of all of the Company’s residential mortgage loans, excluding covered loans and PCI loans, and approximately 1.0% of all of the Company’s home equity loans, are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrate that although there is stress in the Chicago metropolitan and southern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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

TDRs
At September 30, 2014, the Company had $83.4 million in loans modified in TDRs. The $83.4 million in TDRs represents 145 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $88.1 million representing 143 credits at June 30, 2014 and decreased from $115.0 million representing 161 credits at September 30, 2013.
Concessions were granted on a case-by-case basis working with these borrowers to find modified terms that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion regarding the effecti veness of these modifications in keeping the modified loans current based upon contractual terms.
Subsequent to its restructuring, any TDR that becomes nonaccrual will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at September 30, 2014 and approximately $2.0 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at September 30, 2014, the Company was committed to lend additional funds to borrowers totaling $2.6 million under the contractual terms of TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(Dollars in thousands)	2014	2014	2013
Accruing TDRs:
Commercial	$5,517	$5,225	$6,174
Commercial real-estate	61,288	63,178	70,346
Residential real-estate and other	3,063	3,796	2,685
Total accruing TDRs	$69,868	$72,199	$79,205
Non-accrual TDRs: (1)
Commercial	$927	$1,192	$2,199
Commercial real-estate	9,153	12,656	30,442
Residential real-estate and other	3,437	2,060	3,157
Total non-accrual TDRs	$13,517	$15,908	$35,798
Total TDRs:
Commercial	$6,444	$6,417	$8,373
Commercial real-estate	70,441	75,834	100,788
Residential real-estate and other	6,500	5,856	5,842
Total TDRs	$83,385	$88,107	$115,003
Weighted-average contractual interest rate of TDRs	4.05%	4.04%	4.12%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of September 30, 2014 and September 30, 2013, and shows the changes in the balance during those periods:

Three Months Ended September 30, 2014 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$6,417	$75,834	$5,856	$88,107
Additions during the period	—	—	667	667
Reductions:
Charge-offs	(28)	(2,584)	—	(2,612)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	—	—
Payments received	55	(2,809)	(23)	(2,777)
Balance at period end	$6,444	$70,441	$6,500	$83,385

Three Months Ended September 30, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$9,220	$110,624	$6,352	$126,196
Additions during the period	—	3,003	1,000	4,003
Reductions:
Charge-offs	(584)	(4,923)	(3)	(5,510)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(92)	—	—	(92)
Payments received	(171)	(7,916)	(1,507)	(9,594)
Balance at period end	$8,373	$100,788	$5,842	$115,003

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Nine Months Ended September 30, 2014 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$7,388	$93,535	$6,180	$107,103
Additions during the period	88	7,177	887	8,152
Reductions:
Charge-offs	(51)	(6,316)	(479)	(6,846)
Transferred to OREO	(252)	(16,057)	—	(16,309)
Removal of restructured loan status (1)	(383)	—	—	(383)
Payments received	(346)	(7,898)	(88)	(8,332)
Balance at period end	$6,444	$70,441	$6,500	$83,385

Nine Months Ended September 30, 2013 (Dollars in thousands)	Commercial	Commercial Real estate	Residential Real estate and Other	Total
Balance at beginning of period	$17,995	$102,415	$6,063	$126,473
Additions during the period	708	18,262	1,778	20,748
Reductions:
Charge-offs	(2,753)	(6,666)	(260)	(9,679)
Transferred to OREO	(3,800)	(837)	(103)	(4,740)
Removal of restructured loan status (1)	(2,932)	—	—	(2,932)
Payments received	(845)	(12,386)	(1,636)	(14,867)
Balance at period end	$8,373	$100,788	$5,842	$115,003

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Other Real Estate Owned
In certain circumstances, the Company is required to take action against the real estate collateral of specific loans. The Company uses foreclosure only as a last resort for dealing with borrowers experiencing financial hardships. The Company employs extensive contact and restructuring procedures to attempt to find other solutions for our borrowers. The tables below present a summary of other real estate owned, excluding covered other real estate owned, and shows the activity for the respective periods and the balance for each property type:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$59,588	$57,025	$50,454	$62,891
Disposal/resolved	(12,196)	(10,194)	(26,556)	(27,180)
Transfers in at fair value, less costs to sell	3,150	9,619	30,521	19,009
Additions from acquisition	—	—	—	6,818
Fair value adjustments	(165)	(1,200)	(4,042)	(6,288)
Balance at end of period	$50,377	$55,250	$50,377	$55,250

	Period End
(Dollars in thousands)	September 30, 2014	June 30, 2014	September 30, 2013
Residential real-estate	$8,754	$9,007	$6,421
Residential real-estate development	3,135	3,216	4,551
Commercial real-estate	38,488	47,365	44,278
Total	$50,377	$59,588	$55,250

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

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	the financial success and economic viability of the borrowers of our commercial loans;

•	market conditions in the commercial real-estate market in the Chicago metropolitan and southern Wisconsin area;

•	the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for loan and lease losses;

•	inaccurate assumptions in our analytical and forecasting models used to manage our loan portfolio;

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
The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2014, December 31, 2013 and September 30, 2013 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2014	13.7%	6.2%	(11.1)%	(19.6)%
December 31, 2013	13.0%	5.7%	(12.9)%	(21.2)%
September 30, 2013	13.6%	6.2%	(11.4)%	(20.8)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
September 30, 2014	5.0%	2.6%	(5.0)%	(9.1)%
December 31, 2013	5.0%	2.4%	(5.0)%	(10.0)%
September 30, 2013	5.8%	3.0%	(5.1)%	(9.8)%
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
During the third quarter of 2014, the Company entered into covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and increase the total return associated with the related securities. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2014.

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
On March 15, 2012, a former mortgage loan originator employed by Wintrust Mortgage Company, named Wintrust, Barrington Bank and its subsidiary, Wintrust Mortgage Company, as defendants in a Fair Labor Standards Act class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (the “FLSA Litigation”). The suit asserts that Wintrust Mortgage Company violated the federal Fair Labor Standards Act and challenges the manner in which Wintrust Mortgage Company classified its loan originators and compensated them for their work. The suit also seeks to assert these claims as a class. On September 30, 2013, the Court entered an order conditionally certifying an “opt-in” class in this case. Notice to the potential class members was sent on or about October 22, 2013, primarily informing the putative class of the right to opt-into the class and setting a deadline for same. Approximately 15% of the notice recipients joined the class prior to the opt-in deadline of January 22, 2014. On September 26, 2014, the Court ordered approximately half of the new class members to arbitrate their claims and excluded them from the class. The Company has reserved an amount for the FLSA Litigation that is immaterial to its results of operations or financial condition. Such class action litigation necessarily involves substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to estimate whether, or to what extent, any loss with respect to this litigation may exceed the amounts reserved by the Company.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2014. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:

(a)	Exhibits

10.1
Eighth Amendment Agreement dated as of October 27, 2014 to Amended and Restated Credit Agreement, among Wintrust Financial Corporation, the lenders named therein, and Bank of America, N.A., as administrative agent.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	November 7, 2014	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)