Form 10-K
period 2014-12-31
WINTRUST FINANCIAL CORP
filed 2015-02-27
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $46.00, as reported by the NASDAQ Global Select Market, was $2,115,893,280.
As of February 23, 2015, the registrant had 47,300,816 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 28, 2015 are incorporated by reference into Part III.

PART I
ITEM I. BUSINESS
Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $20.0 billion as of December 31, 2014. We conduct our businesses through three segments: community banking, specialty finance and wealth management. All segment measurements discussed below are based on the reportable segments and do not reflect intersegment eliminations.
We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area and in southern Wisconsin (“our market area”) through our fifteen wholly owned banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. (“Barrington Bank”). For the years ended December 31, 2014, 2013 and 2012, the community banking segment had net revenues of $621 million, $599 million and $597 million, respectively, and net income of $99 million, $88 million and $73 million, respectively. The community banking segment had total assets of $16.7 billion, $15.1 billion and $14.8 billion as of December 31, 2014, 2013 and 2012, respectively. The community banking segment accounted for approximately 75% of our consolidated net revenues for the year ended December 31, 2014.

We provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”) and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), and short-term accounts receivable financing (“Tricom finance receivables”) and outsourced administrative services through our wholly owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2014, 2013 and 2012, the specialty finance segment had net revenues of $115 million, $105 million and $91 million, respectively, and net income of $41 million, $38 million and $31 million, respectively. The specialty finance segment had total assets of $2.8 billion, $2.5 billion and $2.3 billion as of December 31, 2014, 2013 and 2012, respectively. The specialty finance segment accounted for 14% of our consolidated net revenues for the year ended December 31, 2014.
We provide a full range of wealth management services primarily to customers in our market area through three separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wayne Hummer Investments, LLC (“WHI”) and Great Lakes Advisors, LLC (“Great Lakes Advisors”). For the years ended December 31, 2014, 2013 and 2012, the wealth management segment had net revenues of $89 million, $80 million and $67 million, respectively, and net income of $12 million, $11 million and $6 million, respectively. The wealth management segment had total assets of $520 million, $494 million and $437 million as of December 31, 2014, 2013 and 2012, respectively. The wealth management segment accounted for 11% of our consolidated net revenues for the year ended December 31, 2014.
Our Business
Community Banking
Through our banks, we provide community-oriented, personal and commercial banking services to customers located in our market area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks' local service areas. The banks have a strategy to provide comprehensive community-focused banking services . In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our decentralized corporate structure to our advantage, we offer our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer's deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. We also have a downtown Chicago office that works with each of our banks to capture commercial and industrial business. Our commercial and industrial lenders in our downtown office operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, consumer, and real estate loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

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
We now own fifteen banks, including nine Illinois-chartered banks, Lake Forest Bank, Hinsdale Bank and Trust Company (“Hinsdale Bank”), Wintrust Bank, Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of the Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and five nationally chartered banks, Barrington Bank, Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). As of December 31, 2014, we had 140 banking locations.
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
We also engage in the retail origination and correspondent purchase of residential mortgages through Wintrust Mortgage. Most originated and purchased loans sold into the secondary market are sold with servicing released. Certain originated loans are sold to the Company's banks with servicing remaining within Wintrust Mortgage operations. Wintrust Mortgage maintains retail mortgage offices in a number of states, with the largest concentration located in the Chicago, Minneapolis and Los Angeles metropolitan areas.

We also offer several niche lending products through several of the banks. These include Barrington Bank's Community Advantage program which provides lending, deposit and cash management services to condominium, homeowner and community associations, Hinsdale Bank's mortgage warehouse lending program which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area, Schaumburg Bank's Wintrust Capital division which offers direct leasing opportunities for growing companies and startup companies and Lake Forest Bank's franchise lending program which provides lending to restaurant franchisees. Other niches offered throughout our banking franchise include Wintrust Business Credit which specializes in asset-based lending for middle-market companies, Wintrust SBA Lending which is dedicated to offering expertise in Small Business Administration loans, Wintrust Commercial Real Estate which concentrates on real estate lending solutions including commercial mortgages and construction loans, and Wintrust Government Non-Profit Hospital which focuses on financial solutions for mission-based organizations such as hospitals, non-profits, educational institutions and local government operations.
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
In their commercial insurance premium finance operations, FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. Approved medium and large insurance agents and brokers located throughout the United States and Canada assist FIFC and FIFC Canada, respectively in arranging each commercial premium finance loan between the borrower and FIFC or FIFC Canada. FIFC or FIFC Canada evaluates each loan request according to its own underwriting criteria including the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower's previous payment history, if any, and other factors deemed appropriate. Upon approval of the loan by FIFC or FIFC Canada, as the case may be, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIFC or FIFC Canada may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIFC's or FIFC Canada's behalf. In some cases the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIFC or FIFC Canada in the event of a default by the borrower. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIFC and FIFC Canada may be more susceptible to third party

(i.e., agent or broker) fraud. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of any fraud.
The commercial and property premium finance business is subject to regulation in the majority of states. Regulation typically governs notices to borrowers prior to cancellation of a policy, notices to insurance companies, maximum interest rates and late fees and approval of loan documentation. FIFC is licensed or otherwise qualified to provide financing of commercial insurance policies in all 50 states, the District of Columbia and Puerto Rico, and FIFC’s compliance department regularly monitors changes to regulations and updates policies and programs accordingly.
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
Premium finance loans made by FIFC and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country and Canada. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers, however one of the insurers represents approximately 12% of such balances and two additional insurers each of which represent approximately 4% of such balances. FIFC and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of FIFC's life insurance premium finance policies provide for an event of default and allow FIFC to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIFC or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.
Through our wholly owned subsidiary, Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2014, Tricom processed payrolls with associated client billings of approximately $572 million and contributed approximately $9.7 million to our revenue, net of interest expense. Net revenue is based on our reportable segments and does not reflect intersegment eliminations.
In 2014, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 60%, 31% and 9%, respectively, of the total revenues of our specialty finance business.
Wealth Management Activities
We offer a full range of wealth management services through three separate subsidiaries, trust and investment services, asset management and securities brokerage services. These subsidiaries are subject to regulation by the Securities and Exchange Commission (the "SEC") and the Financial Industry Regulatory Authority.
Great Lakes Advisors, our registered investment adviser, provides money management services and advisory services to individuals, institutions, and municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. At December 31, 2014, the Company’s wealth management subsidiaries had approximately $20.2 billion of assets under administration, which includes $2.3 billion of assets owned by the Company and its subsidiary banks.
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
Strategy and Competition
Historically, we have executed a growth strategy through branch openings and de novo bank formations, expansion of our wealth management and premium finance business, development of specialized earning asset niches and acquisitions of other community-oriented banks or specialty finance companies. After we made a decision to slow our growth from 2006 until 2008 due to unfavorable credit spreads, loosened underwriting standards by many of our competitors, and intense price competition, we raised capital and began to increase our lending and deposits in late 2008. From 2009 through 2012, this capital as well as additional capital raised during that period allowed us to be in a position to take advantage of opportunities in a disrupted marketplace by:

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
The Company has employed certain strategies throughout 2013 and 2014 to manage net income amid an environment characterized by low interest rates and increased competition. In general, the Company has taken a steady and measured approach to grow strategically and manage expenses. Specifically, the Company has:

•	Leveraged its internal loan pipeline and external growth opportunities to grow earnings assets to increase net interest income;

•	Continued efforts to reduce interest costs by improving our funding mix;

•	Written call option contracts on certain securities as an economic hedge to enhance the securities' overall return by using fees generated from these options and mitigate overall interest rate risk;

•	Entered into mirror-image swap transactions to both satisfy customer preferences and maintain variable rate exposure;

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
Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage's size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation makes the firm well positioned to compete in this environment. In 2013, we expanded our mortgage banking business through the acquisition of certain assets and liabilities of Surety Financial Services of Sherman Oaks, California. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.
In 2014 we furthered our growth strategy by purchasing, through certain of our banking subsidiaries, additional banking locations. We acquired 12 new banking locations in southern Wisconsin and two new banking locations in the Chicago metropolitan area. Acquiring these banking locations allowed us to expand our franchise into strategic locations on a cost-effective basis. In addition, the Company opened new branch locations in Illinois in Prospect Heights and Evergreen Park. We believe that strategic acquisitions and branch expansion will allow us to grow into contiguous markets which we do not currently service and expand our footprint.
Specialty Finance
FIFC encounters intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services and other lending institutions. Some of its competitors are larger and have greater financial and other resources. FIFC competes with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely funding of qualifying contracts. We believe that our commitment to service also distinguishes us from our competitors. Additionally, we believe that FIFC's acquisition of a large life insurance premium finance portfolio and related assets in 2009 enhanced our ability to market and sell life insurance premium finance products. FIFC Canada competes with one national commercial premium finance company and a few regional providers. In 2014, FIFC Canada expanded its operations through the acquisition of two affiliated Canadian insurance premium funding and payment services companies.
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
Supervision and Regulation
General
Our business is subject to extensive regulation and supervision under federal and state laws and regulations. The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to regulation, supervision, and examination by the Federal Reserve. Our subsidiary banks are subject to regulation, supervision, and examination by the agency that granted their banking charters-(i) the OCC for Barrington Bank, Crystal Lake Bank, Schaumburg Bank, Beverly Bank and Old Plank Trail Bank; (ii) the Illinois Secretary for Lake Forest Bank, Hinsdale Bank, Wintrust Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of the Lakes and St. Charles Bank; and (iii) the Wisconsin Department for Town Bank. Our Illinois and Wisconsin state-chartered bank subsidiaries are also members of the Federal Reserve System, subject to supervision and regulation by the Federal Reserve as their primary federal regulator. The deposits of all of our subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) and, as such, the FDIC has additional oversight authority over the banks. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than shareholders of banks and bank holding companies, and in some instances may be contrary to their interests.
Our non-bank subsidiaries generally are subject to regulation by their functional regulators, including state finance and insurance agencies, the SEC, the Financial Industry Regulatory Authority, the Chicago Stock Exchange, the OCC, as well as by the Federal Reserve.
These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies
The following is a description of some of the laws and regulations that currently affect our business. By necessity, the descriptions below are summaries that do not purport to be complete, and that are qualified in their entirety by reference to those statutes and regulations discussed, and all regulatory interpretations thereof. In recent years, lawmakers and regulators have increased their focus on the financial services industry. Additional changes in applicable laws, regulations, or the interpretations thereof are possible, and could have a material adverse effect on our business or the business of our subsidiaries.
Bank Holding Company Regulation
The Company is a bank holding company that has elected to be treated by the Federal Reserve as a financial holding company for purposes of the BHC Act. The activities of bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities determined by the Federal Reserve, by regulation or order prior to November 11, 1999, to be so closely related to banking as to be a proper incident thereto. Impermissible activities for bank holding companies and their subsidiaries include activities that are related to commerce, such as retail sales of nonfinancial products or manufacturing.
As a financial holding company, we may engage in an expanded range of activities, including securities and insurance activities conducted as agent or principal that are considered to be financial in nature. Moreover, financial holding companies may engage in activities incidental or complementary to financial activities, if the Federal Reserve determines that such activities pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. Maintaining our financial holding company status requires that our subsidiary banks remain “well-capitalized” and “well-managed” as defined by regulation, and maintain at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”). In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we must also remain well-capitalized and well-managed to maintain our financial holding company status. If we or our subsidiary banks fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions, and/or be required to cease and possibly divest of operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company.
The BHC Act generally requires us to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of, or substantially all the assets of, a new bank, or to merge or consolidate with another bank holding company. As a result of the Dodd-Frank Act, the BHC Act also now requires us to be well-capitalized and well-managed, as opposed to merely adequately capitalized and adequately managed as was previously required, in order to acquire a bank located outside of our home state. Additionally, subject to certain exceptions, the BHC Act generally prohibits us from acquiring direct or indirect ownership or control of voting shares of any company engaged in activities that are not permissible for us to engage in.
The Federal Deposit Insurance Act (“FDIA”), as amended by the Dodd-Frank Act, and Federal Reserve regulations and policy require us to serve as a source of financial and managerial strength for our subsidiary banks, and to commit resources to support the banks. This support may be required even if doing so may adversely affect our ability to meet other obligations.
Acquisitions of Ownership
Acquisitions of the Company’s voting stock above certain thresholds may be subject to prior regulatory notice or approval under applicable federal and state banking laws. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval under the BHC Act, the Change in Bank Control Act, the Illinois Banking Act and Wisconsin banking laws.

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
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but have yet to be released in final form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and its subsidiaries. For further discussion of the most recent developments under the Dodd-Frank Act, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the BHC Act, known as the “Volcker Rule.” On December 10, 2013, five U.S. financial regulators, including the Federal Reserve, the FDIC and the OCC, adopted final rules implementing the Volcker Rule. The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds.  Further, the final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. These rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some differences in compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiaries. These rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015 for proprietary trading and until July 2017 to divest private equity and hedge funds.
We have evaluated the implications of these rules on our investments and determined that some of the securities in our investment portfolio will be subject to the Volcker Rule and, absent any further amendments to the Volcker Rule, will have to be divested or converted. In one instance, the need to divest that security at a fixed near-term date caused us to record an other-than-temporary impairment of $3.3 million on that security in the fourth quarter of 2013. We do not believe that any other required divestitures or reporting requirements will have any material financial implications on the Company.
Capital Requirements
We are subject to various regulatory capital requirements both at the Company and at the subsidiary bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well-capitalized standards. These capital rules have undergone significant changes with the adoption by the federal banking agencies of final rules that will implement Basel III requirements, which are discussed below.
Under capital rules in effect for the year ended December 31, 2014, as a bank holding company, we were required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 capital (generally common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles). The remainder may consist of Tier 2 capital, which, subject to certain conditions and limitations, consists of: the allowance for credit losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock. The Federal Reserve has stated that Tier 1 voting common equity should be the predominant form of capital. In addition, the Federal Reserve requires a minimum leverage ratio of Tier 1 capital to total assets of 3.0% for the most highly-rated bank holding companies, and 4% for all other bank holding companies. These are minimum requirements, and they are increasing as discussed below. Furthermore, our bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized,” which, for the year ended December 31, 2014, required: a leverage ratio of Tier 1 capital to total assets of 5% or greater; a ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and a ratio of total capital to total risk-weighted assets of 10% or greater. As of December 31, 2014, the Company's total capital to risk-weighted assets ratio was 13.0%, its Tier 1 Capital to risk-weighted asset ratio was 11.6% and its Tier 1 leverage ratio was 10.2%. We have consistently maintained regulatory capital ratios at or above the well-capitalized standards.
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
The Basel Committee on Banking Supervision has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, the most recent of which is generally referred to as “Basel III.” In July 2013, the federal banking agencies jointly issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

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
Under the final rules, compliance was required on January 1, 2015, for the Company, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We are still in the process of assessing the impacts of these complex final rules; however, we believe that we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”

Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. However, the Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that are similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes. One such test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. Another test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These measures provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
The U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions, and we are reviewing our liquidity risk management policies in light of the LCR and NSFR regulations.
Capital Planning and Stress Testing Requirements
On October 12, 2012, the Federal Reserve published two final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act: one for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion, and one for U.S. bank holding companies with total consolidated assets of $50 billion or more. In 2014 and 2013, under the rule applicable to the Company, which became effective November 15, 2012, we were required to conduct annual company-run stress tests using data as of September 30th of each year and different scenarios provided by the Federal Reserve. Submissions were due to the Federal Reserve no later than March 31st of each following year. In subsequent years, we will be required to use data as of December 31st with submissions due to the Federal Reserve no later than July 31st of each following year. For further discussion of capital planning and stress testing requirements, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
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
In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. For more information on the capital conservation buffer, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”

FDICIA and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. Depository institutions are placed into one of five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution that fails to remain well-capitalized will be subject to a series of restrictions that increase as its capital condition worsens. For example, institutions that are less than well-capitalized are barred from soliciting, taking or rolling over brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) if the depository institution would be undercapitalized thereafter. Undercapitalized depository institutions are subject to growth limitations and must submit a capital restoration plan, which must be guaranteed by the institution's holding company. In addition, an undercapitalized institution is subject to increased monitoring and asset growth restrictions and is subject to greater regulatory approval requirements. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution. Guidance from the federal banking agencies also indicates that a holding company may be required to provide assurances that a subsidiary bank will comply with any requirements imposed on it under prompt corrective action.
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
As of December 31, 2014 and 2013, each of the Company's banks was categorized as “well-capitalized.” In order to maintain the Company's designation as a financial holding company, the Company and each of the banks is required to maintain capital ratios at or above the “well-capitalized” levels. Management is committed to maintaining the Company's capital levels above the “well-capitalized” levels established by the Federal Reserve for bank holding companies.
Enforcement Authority
The federal bank regulatory agencies have broad authority to issue orders to depository institutions and their holding companies prohibiting activities that constitute violations of law, rule, regulation, or administrative order, or that represent unsafe or unsound banking practices, as determined by the federal banking agencies. The federal banking agencies also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the agencies; order termination of certain activities of holding companies or their non-bank subsidiaries; remove officers and directors; order divestiture of ownership or control of a non-banking subsidiary by a holding company; or terminate deposit insurance and appoint a conservator or receiver.
FDIA and Safety and Soundness
The FDIA imposes various requirements on insured depository institutions, including our subsidiary banks. Among other things, the FDIA includes requirements applicable to the closure of branches; merger or consolidation by or with another insured bank; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; and increased reporting requirements on agricultural loans and loans to small businesses. Under the “cross-guarantee” provision of the FDIA, insured depository institutions such as the subsidiary banks may be liable to the FDIC for any losses incurred, or reasonably expected to be incurred, by the FDIC resulting from the default of, or FDIC assistance to, any other commonly controlled insured depository institution. All of our subsidiary banks are commonly controlled within the meaning of the cross-guarantee provision.
The FDIA also requires the federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation and compensation. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDIA. The guidelines establish general standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The guidelines prohibit excessive compensation as an unsafe and unsound practice, and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.
During the past decade, properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The subsidiary banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive and effective internal controls.
Insurance of Deposit Accounts
The deposits of each of our subsidiary banks are insured by the DIF up to the standard maximum deposit insurance amount of $250,000 per depositor. Each of our subsidiary banks is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. In April 2011, the FDIC implemented changes required by the Dodd-Frank Act to revise the definition of the assessment base for calculating deposit insurance premiums from the amount of insured deposits held by an institution to the institution's average total consolidated assets less average tangible equity. The FDIC also changed the assessment rates, providing that they will initially range from 2.5 basis points to 45 basis points. The FDIC has indicated that these changes generally will not require an increase in the level of assessments for depository institutions with less than $10 billion in assets, such as each of our bank subsidiaries, and may result in decreased assessments for such institutions. However, there is a risk that the banks' deposit insurance premiums will again increase if failures of insured depository institutions continue to deplete the DIF.
In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO's bond obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.620 basis points (62 cents per $10,000 of assessable deposits).
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
Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2,673,000 plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. Our banks are in compliance with the foregoing requirements.
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
Community Reinvestment Act
Under the CRA, a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. The CRA requires each federal banking agency to take an institution's CRA record into account when evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank and savings association acquisitions. An unsatisfactory record of performance may be the basis for denying or conditioning approval of an application by a financial institution or its holding company. The CRA also requires that all institutions publicly disclose their CRA ratings. Each of our subsidiary banks received a “satisfactory” or better rating from the Federal Reserve or the OCC on their most recent CRA performance evaluations.
Compliance with Consumer Protection Laws
Our banks and some other operating subsidiaries are also subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Fund Transfer Act, the Consumer Financial Protection Act, the Federal Trade Commission Act and analogous state statutes, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act and the Home Mortgage Disclosure Act. Wintrust Mortgage, a division of Barrington Bank & Trust Company, N.A. (“Wintrust Mortgage”), must also comply with many of these consumer protection statutes and regulations. Violation of these statutes can lead to significant potential liability for damages and penalties, in litigation by consumers as well as enforcement actions by regulators. Some of the key requirements of these laws:

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
During the past several years, Congress has amended these laws and federal regulators have proposed and finalized a number of significant amendments to the regulations implementing these laws. Among other things, the Federal Reserve, the FDIC and the OCC have adopted new rules applicable to the banks (and in some cases, Wintrust Mortgage) that govern consumer credit practices and disclosures, as well as rules that govern overdraft practices and disclosures. These rules may affect the profitability of our consumer banking activities.
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
Ability to Repay Rule
On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibited prepayment penalties (subject to certain exceptions) and set forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.
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
In order to ensure compliance with the Dodd-Frank Act mortgage-related rules the Company consolidated its consumer mortgage loan origination and loan servicing operations within Wintrust Mortgage. All consumer mortgage applications are taken through Wintrust Mortgage which has extensively trained loan originators located at each of our branches. While in certain limited cases our banks may offer specialized consumer mortgages to our customers, we expect that on a going forward basis, consumer mortgages for all of our banks will be originated and closed by Wintrust Mortgage. Wintrust Mortgage then sells loans to third parties or to our banks. To the extent that we retain consumer mortgage loans in our bank portfolios, our banks have engaged Wintrust Mortgage to provide loan servicing. We believe that by centralizing loan origination and servicing operations we will not only meet the new compliance requirements, but reduce costs associated with such compliance.
Federal Preemption
The Dodd-Frank Act also amended the laws governing federal preemption of state laws as applied to national banks, and eliminated federal preemption for subsidiaries of national banks. These changes may subject the Company's national banks and their divisions, including Wintrust Mortgage, to additional state regulation and enforcement.
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
Protection of Client Information
Legal requirements concerning the use and protection of client information affect many aspects of the Company's business, and are continuing to evolve. Current legal requirements include the privacy and information safeguarding provisions of the GLB Act, the Fair Credit Reporting Act (“FCRA”) and the amendments adopted by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), as well as state law requirements. The GLB Act requires a financial institution to disclose its privacy policy to certain customers, and requires the financial institution to allow those customers to opt-out of some sharing of the customers' nonpublic personal information with nonaffiliated third persons. In accordance with these requirements, we and each of our banks and operating subsidiaries provide a written privacy to each affected customer when the customer relationship begins and an annual basis. As described in the privacy notice, we protect the security of information about our customers, educate our employees about the importance of protecting customer privacy, and allow affected customers to opt out of certain types of information sharing. We and our subsidiaries also require business partners with which we share information to have adequate security safeguards and to follow the requirements of the GLB Act. The GLB Act, as interpreted by the federal banking regulators, and state laws require us to take certain actions, including possible notice to affected customers, in the event that sensitive customer information is comprised. We and/or each of the banks and operating subsidiaries may need to amend our privacy policies and adapt our internal procedures in the event that these legal requirements, or the regulators' interpretation of them, change, or if new requirements are added.
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
As a result of federal and state registrations and SRO memberships, WHI is subject to overlapping schemes of regulation that cover all aspects of its securities businesses. Such regulations cover, among other things, uses and safekeeping of clients' funds; record-keeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; personnel-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions; limitations on the amounts and types of fees and commissions that may be charged to customers; and regulation of proprietary trading activities and affiliate transactions. Violations of the laws and regulations governing a broker-dealer's actions can result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of a broker-dealer or its officers or employees, or other similar actions by both federal and state securities administrators, as well as the SROs.
As a registered broker-dealer, WHI is subject to the SEC's net capital rule as well as the net capital requirements of the SROs of which it is a member. Net capital rules, which specify minimum capital requirements, are generally designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. Rules of FINRA and other SROs also impose limitations and requirements on the transfer of member organizations' assets. Compliance with net capital requirements may limit the Company's operations requiring the intensive use of capital. These requirements restrict the Company's ability to withdraw capital from WHI, which in turn may limit the Company's ability to pay dividends, repay debt or redeem or purchase shares of the Company's own outstanding stock. WHI is a member of the Securities Investor Protection Corporation (“SIPC”), which subject to certain limitations, serves to oversee the liquidation of a member brokerage firm, and to return missing cash, stock and other securities owed to the firm's brokerage customers, in the event a member broker-dealer fails.

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
Employees
At December 31, 2014, the Company and its subsidiaries employed a total of 3,491 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
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
Investment Securities Portfolio
The following table presents the fair value of the Company’s available-for-sale securities portfolio, by investment category, as of December 31, 2014, 2013 and 2012:

(Dollars in thousands)	2014	2013	2012
U.S. Treasury	$381,805	$336,095	$219,487
U.S. Government agencies	668,316	895,688	990,039
Municipal	238,529	152,716	110,471
Corporate notes:
Financial issuers	129,758	128,944	140,675
Other	3,821	6,094	14,131
Mortgage-backed: (1)
Mortgage-backed securities	271,649	548,198	197,260
Collateralized mortgage obligations	47,061	57,027	74,314
Equity securities	51,139	51,528	49,699
Total available-for-sale securities	$1,792,078	$2,176,290	$1,796,076
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.
Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2014 and 2013 are included by reference to Note 3 to the Consolidated Financial Statements presented under Item 8 of this report. The fair value of available-for-sale securities as of December 31, 2014, by maturity distribution, is as follows:

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
U.S. Treasury	$141,582	47,036	193,187	—	—	—	381,805
U.S. Government agencies	63,977	26,778	61,579	515,982	—	—	668,316
Municipal	34,089	48,433	47,715	108,292	—	—	238,529
Corporate notes:
Financial issuers	45,004	48,054	23,163	13,537	—	—	129,758
Other	1,237	2,584	—	—	—	—	3,821
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	271,649	—	271,649
Collateralized mortgage obligations	—	—	—	—	47,061	—	47,061
Equity securities	—	—	—	—	—	51,139	51,139
Total available-for-sale securities	$285,889	172,885	325,644	637,811	318,710	51,139	1,792,078
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2014:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
U.S. Treasury	0.38%	0.52%	1.62%	—	—	—	1.02%
U.S. Government agencies	0.37%	0.80%	3.41%	3.18%	—	—	2.84%
Municipal	1.95%	2.78%	4.49%	5.25%	—	—	4.12%
Corporate notes:
Financial issuers	1.27%	1.72%	1.66%	5.43%	—	—	1.94%
Other	1.93%	2.63%	—	—	—	—	2.40%
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.68%	—	2.68%
Collateralized mortgage obligations	—	—	—	—	2.12%	—	2.12%
Equity securities	—	—	—		—	4.57%	4.57%
Total available-for-sale securities	0.71%	1.56%	2.38%	3.58%	2.60%	4.57%	2.56%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

ITEM 1A.	RISK FACTORS
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
The U.S. economy was in a recession from the third quarter of 2008 to the second quarter of 2009, and economic activity continues to be restrained. The housing and real estate markets have also been experiencing extraordinary volatility since 2007. Additionally, unemployment rates remained historically high during these periods. These factors have had a significant negative effect on us and other companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil has led to an increase in charge-offs and has negatively impacted consumer confidence and the level of business activity. However, net charge-offs, excluding covered loans, decreased to $27.2 million in 2014 from $56.1 million in 2013 and non-performing loans, excluding covered loans, decreased to $78.7 million as of December 31, 2014 from $103.3 million as of December 31, 2013. Our balance of other real estate owned (“OREO”), excluding covered other real estate owned, was $45.6 million at December 31, 2014 and $50.5 million at December 31, 2013. Continued weakness or resumed deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have given them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Since our business is concentrated in the Chicago metropolitan and southern Wisconsin market areas, further declines in the economy of this region could adversely affect our business.
Except for our premium finance business and certain other niche businesses, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan and southern Wisconsin market areas. The local economic conditions in these areas significantly impact the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Specifically, many of the loans in our portfolio are secured by real estate located in the Chicago metropolitan area. Like many areas, our local market area has experienced significant volatility in real estate values in recent years. Further declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors impacting these local markets could, in turn, have a material adverse effect on our financial condition and results of operations. Deterioration in the real estate markets where collateral for our mortgage loans is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan, and in turn the value of our assets.
In addition, the State of Illinois has experienced significant financial difficulty and is facing pension funding shortfalls. To the extent that these issues impact the economic vitality of the state and the businesses operating in Illinois, encourage businesses to leave the state or discourage new employers to start or move businesses to Illinois, it could have a material adverse effect on our financial condition and results of operations.
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
Because our allowance for loan losses represents an estimate of probable losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly if there is deterioration in general economic or market conditions or events that adversely affect specific customers. In 2014, we charged off $27.2 million in loans, excluding covered loans, (net of recoveries) and decreased our allowance for loan losses, excluding the allowance for covered loans, from $96.9 million at December 31, 2013 to $91.7 million at December 31, 2014. Our allowance for loan losses, excluding the allowance for covered loans, represents 0.64% of total loans, excluding covered loans outstanding at December 31, 2014, compared to 0.75% at December 31, 2013.
Although we believe our loan loss allowance is adequate to absorb probable and reasonably estimable losses in our loan portfolio, if our estimates are inaccurate and our actual loan losses exceed the amount that is anticipated, or if the loss assumptions we used in calculating our reserves are significantly different from those we actually experience, our financial condition and liquidity could be materially adversely affected.
For more information regarding our allowance for loan losses, see “Loan Portfolio and Asset Quality” under Management's Discussion and Analysis of Financial Condition and Results of Operations.
A significant portion of our loan portfolio is comprised of commercial loans, the repayment of which is largely dependent upon the financial success and economic viability of the borrower.
The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy remains weak for a prolonged period or experiences further deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $3.9 billion or 26% of our total loan portfolio, at December 31, 2014, compared to $3.3 billion, or 25% of our total loan portfolio, at December 31, 2013.
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
As of December 31, 2014 and 2013, approximately 43% and 45%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties, including the Chicago metropolitan area, in which a majority of our real estate loans are concentrated. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.
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
Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $598.6 million and $550.6 million for the years ended December 31, 2014 and 2013, respectively.
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
We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $7.9 million, $4.8 million and $10.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Regulations under the Volcker Rule may prevent us from continuing this practice, which in turn may decrease our ability to mitigate low interest rates. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.
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
We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Many of these competitors have substantially greater resources and market presence than Wintrust and, as a result of their size, may be able to offer a broader range of products and services, better pricing for those products and services, or newer technologies to deliver those products and services than we can. Several of our local competitors have experienced improvements in their financial condition over the few years and are better positioned to compete for loans, acquisitions and personnel. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits.
Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service and high ethical standards;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the ability to expand our market position;

•	the ability to uphold our reputation in the marketplace;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.
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
In the past several years, we have completed numerous acquisitions of banks, other financial service related companies and financial service related assets, including acquisitions of troubled financial institutions, as more fully described below. We expect to continue to make such acquisitions in the future. Wintrust seeks merger or acquisition partners that are culturally similar, have experienced management, possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Failure to successfully identify and complete acquisitions likely will result in Wintrust achieving slower growth. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities or asset quality issues of the target company;

•	failure to adequately estimate the level of loan losses at the target company;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	potential disruption to our business, including diversion of our management's time and attention;

•	the possible loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.
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
Our customers rely upon our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including due to market or regulatory developments, announced or rumored business developments or results of operations, or a decline in stock price, customers may withdraw their deposits or otherwise seek services from other banking institutions and prospective customers may select other service providers. The risk that we may be perceived as less creditworthy relative to other market participants is increased in the current market environment, where the consolidation of financial institutions, including major global financial institutions, is resulting in a smaller number of much larger counterparties and competitors. As our community banks become more closely identified with the Wintrust name, the impact of any perceived weakness or creditworthiness at either the holding company or our community banks may be greater than in prior periods. If customers reduce their deposits with us or select other service providers for all or a portion of the services that we provide them, net interest income and fee revenues will decrease accordingly, and could have a material adverse effect on our results of operations.
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
The Company's available-for-sale and trading securities are carried at fair value. Major disruptions in the capital markets experienced in the past seven years have impacted investor demand for all classes of securities and resulted in volatility in the fair values of the Company's investment securities.
Accounting standards require the Company to categorize these according to a fair value hierarchy. As of December 31, 2014, over 95% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of these assets, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.
The remaining securities in our investment securities portfolio were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. Recent market disruptions make valuation of such securities even more difficult and subjective. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2014, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.
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
We are increasingly dependent upon computer and other information technology systems to manage our business. We rely upon information technology systems to process, record, monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. While we perform a review of controls instituted by our critical vendors in accordance with industry standards, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. Additionally, we must rely on our employees to safeguard access to our information technology systems and avoid inadvertent complicity with external security threats. If any of our financial, accounting or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Our systems may also be affected by events that are beyond our control, which may include, for example, computer viruses, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions and security breaches, our efforts may not be adequate to prevent problems that could materially adversely affect our business, financial condition and results of operations.
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
We believe that our future success depends, in part, on our ability to attract and retain experienced personnel, including our senior management and other key personnel. Our business model is dependent upon our ability to provide high quality and personal service. In addition, as a holding company that conducts its operations through our subsidiaries, we are focused on providing entrepreneurial-based compensation to the chief executives of each our business units. As a Company with start-up and growth oriented operations, we are cognizant that to attract and retain the managerial talent necessary to operate and grow our businesses we often have to compensate our executives with a view to the business we expect them to manage, rather than the size of the business they currently manage. Accordingly, any executive compensation restrictions may negatively impact our ability to retain and attract senior management. The departure of a senior manager or other key personnel may damage relationships with certain customers, or certain customers may choose to follow such personnel to a competitor. The loss of any of our senior managers or other key personnel, or our inability to identify, recruit and retain such personnel, could materially and adversely affect our business, results of operations and financial condition.
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
Periodically, as a result of our normal course of business, we are involved in claims and related litigation from our customers or employees. These claims and legal actions, whether meritorious or not, as well as reviews, investigations and proceedings by governmental and self-regulatory agencies could involve large monetary claims and significant legal expense. In addition, such actions may negatively impact our reputation in the marketplace and lessen customer demand. If such claims and legal actions are not decided in Wintrust's favor, our results of operations and financial condition could be adversely impacted.
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
We engage in the origination and purchase of residential mortgages for sale into the secondary market. In connection with such sales, we make certain representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. Due, in part, to increased mortgage payment delinquency rates and declining housing prices during the post 2007 period, we have been receiving such requests for loan repurchases and indemnification payments relating to the representations and warranties with respect to such loans. We have been able to reach settlements with a number of purchasers, and believe that we have established appropriate reserves with respect to indemnification requests. It is possible that the number of such requests will increase or that we will not be able to reach settlements with respect to such requests in the future. Accordingly, it is possible that losses incurred in connection with loan repurchases and indemnification payments may be in excess of our financial statement reserves, and we may be required to increase such reserves and may sustain additional losses associated with such loan repurchases and indemnification payments in the future. Increases to our reserves and losses incurred by us in connection with actual loan repurchases and indemnification payments in excess of our reserves could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Our financial results have been and will continue to be impacted by our strategy of branch openings and de novo bank formations. We expect to increase the opening of additional branches as market conditions improve and, if the interest rate environment and economic climate and regulatory conditions become favorable, may resume de novo bank formations. Based on our experience, we believe that it generally takes over 13 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or more than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these branches or banks will ever be profitable. Moreover, the FDIC's extension of the enhanced supervisory period for de novo banks from three to seven years, including higher capital requirements during this period, could also delay a new bank's ability to contribute to the Company's earnings and impact the Company's willingness to expand through de novo bank formation. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by startup costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in the United States’ monetary policy may restrict our ability to conduct our business in a profitable manner.
Our ability to profitably operate is dependent, in part, upon federal fiscal policies that cannot be predicted. We are particularly affected by the monetary policies of the Federal Reserve Board, which influence money supply in the United States. Any change in the United States’ monetary policy, or worsening federal budgetary pressures, could affect our access to capital. Additionally, any trend toward inflation, economic decline, destabilizing of financial markets, or other factors beyond our control may significantly affect consumer demand for our products and consumers’ ability to repay loans, reducing our results of operations.
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
Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered "predatory." These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013 and 2014, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a "qualified mortgage" may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make. In addition, regulation related to redlining, fair lending, Community Re-Investment Act compliance and Bank Secrecy Act compliance create significant burdens which necessitate increased costs. Any failure to comply with any of these regulations could have a significant impact on our ability to operate, our ability to acquire or open new banks and/or result in meaningful fines.
Regulatory initiatives regarding bank capital requirements may require heightened capital.
Both the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increase both the amount and quality of capital that financial institutions must hold will impact our capital requirements. Specifically, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Financial institutions became subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes.
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
We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, FIFC, and financing for the payment of commercial insurance premiums in Canada through our wholly owned subsidiary, FIFC Canada. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2014, we had $2.4 billion of commercial insurance premium finance loans outstanding, of which $2.0 billion were originated in the U.S. by FIFC and $311.5 million were originated in Canada by FIFC Canada. Together, these loans represented 16% of our total loan portfolio as of such date.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois. The Company’s banks operate through 140 banking facilities, the majority of which are owned. The Company owns 201 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. Excess space in certain properties is leased to third parties.
The Company’s wealth management subsidiaries have one location in downtown Chicago, one in Appleton, Wisconsin, and one in Florida, all of which are leased, as well as office locations at several of our banks. Wintrust Mortgage, a division of Barrington Bank, is headquartered in our corporate headquarters in Rosemont, Illinois and has 48 locations in eleven states, all of which are leased, as well as office locations at several of our banks. FIFC has one location in Northbrook, Illinois which is owned and locations in Jersey City, New Jersey and Long Island, New York which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario, Mississauga, Ontario and Vancouver, British Columbia. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
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
On March 15, 2012, a former mortgage loan originator employed by Wintrust Mortgage Company, named Wintrust, Barrington Bank and its subsidiary, Wintrust Mortgage Company, as defendants in a Fair Labor Standards Act class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (the “FLSA Litigation”). The suit asserts that Wintrust Mortgage Company violated the federal Fair Labor Standards Act and challenges the manner in which Wintrust Mortgage Company classified its loan originators and compensated them for their work. The suit also seeks to assert these claims as a class. On September 30, 2013, the Court entered an order conditionally certifying an “opt-in” class in this case. Notice to the potential class members was sent on or about October 22, 2013, primarily informing the putative class of the right to opt-into the class and setting a deadline for same. Approximately 15% of the notice recipients joined the class. On September 26, 2014, the Court stayed actions by opt-in plaintiffs with arbitration agreements, which reduced the class size by more than 40%. The Court also denied the opt-in plaintiffs’ motion for equitable tolling, which the Company anticipates will reduce the class size by an additional 15%. The Company has reserved an amount for the FLSA Litigation that is immaterial to its results of operations or financial condition. Such class action litigation necessarily involves substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to this litigation may exceed the amounts reserved by the Company.
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
The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2014 and 2013.

	2014		2013
	High	Low	High	Low
Fourth Quarter	$47.78	$41.99	$47.80	$40.61
Third Quarter	48.53	44.34	42.28	38.38
Second Quarter	49.46	42.53	38.70	34.63
First Quarter	49.99	42.14	38.66	35.90
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

	2009	2010	2011	2012	2013	2014
Wintrust Financial Corporation	100.00	107.86	92.27	120.95	152.13	155.51
NASDAQ — Total US	100.00	117.55	117.91	137.29	183.26	206.09
NASDAQ — Bank Index	100.00	111.35	83.04	111.88	152.85	170.93

Approximate Number of Equity Security Holders
As of February 23, 2015 there were approximately 1,627 shareholders of record of the Company’s common stock.
Dividends on Common Stock
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve a semi-annual dividend until quarterly dividends were approved in 2014. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's 5.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these seperate facilities entered into on December 15, 2014, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold.
The following is a summary of the cash dividends paid in 2014 and 2013:

Record Date	Payable Date	Dividend per Share (1)
November 6, 2014	November 20, 2014	$0.10
August 7, 2014	August 21, 2014	$0.10
May 8, 2014	May 22, 2014	$0.10
February 6, 2014	February 20, 2014	$0.10
August 8, 2013	August 22, 2013	$0.09
February 7, 2013	February 21, 2013	$0.09
(1) Quarterly dividend in 2014 and semi-annual dividend in 2013
On January 22, 2015, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.11 per share of outstanding common stock. The dividend was payable on February 19, 2015 to shareholders of record as of February 5, 2015.
Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The banks’ ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” on page 11 of this Form 10-K. During 2014, 2013 and 2012, the banks paid $77.0 million, $112.8 million and $45.0 million, respectively, in dividends to the Company.
Reference is also made to Note 19 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in this Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Issuer Purchases of Equity Securities
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2014. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Selected Financial Condition Data (at end of year):
Total assets	$20,010,727	$18,097,783	$17,519,613	$15,893,808	$13,980,156
Total loans, excluding loans held-for-sale and covered loans	14,409,398	12,896,602	11,828,943	10,521,377	9,599,886
Total deposits	16,281,844	14,668,789	14,428,544	12,307,267	10,803,673
Junior subordinated debentures	249,493	249,493	249,493	249,493	249,493
Total shareholders’ equity	2,069,822	1,900,589	1,804,705	1,543,533	1,436,549
Selected Statements of Income Data:
Net interest income	$598,575	$550,627	$519,516	$461,377	$415,836
Net revenue (1)	813,815	773,024	745,608	651,075	607,996
Net income	151,398	137,210	111,196	77,575	63,329
Net income per common share – Basic	3.12	3.33	2.81	2.08	1.08
Net income per common share – Diluted	2.98	2.75	2.31	1.67	1.02
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (2)	3.53%	3.50%	3.49%	3.42%	3.37%
Non-interest income to average assets	1.15	1.27	1.37	1.27	1.42
Non-interest expense to average assets	2.92	2.88	2.96	2.82	2.82
Net overhead ratio (2) (3)	1.77	1.60	1.59	1.55	1.40
Efficiency ratio (2) (4)	66.89	64.57	65.85	64.58	63.77
Return on average assets	0.81	0.79	0.67	0.52	0.47
Return on average common equity (2)	7.77	7.56	6.60	5.12	3.01
Return on average tangible common equity (2)	10.14	9.93	8.70	6.70	4.36
Average total assets	$18,699,458	$17,468,249	$16,529,617	$14,920,160	$13,556,612
Average total shareholders’ equity	1,993,959	1,856,706	1,696,276	1,484,720	1,352,135
Average loans to average deposits ratio (excluding covered loans)	89.9%	88.9%	87.8%	88.3%	91.1%
Average loans to average deposits ratio (including covered loans)	91.7	92.1	92.6	92.8	93.4
Common Share Data at end of year:
Market price per common share	$46.76	$46.12	$36.70	$28.05	$33.03
Book value per common share (2)	$41.52	$38.47	$37.78	$34.23	$32.73
Tangible common book value per share (2)	$32.45	$29.93	$29.28	$26.72	$25.80
Common shares outstanding	46,805,055	46,116,583	36,858,355	35,978,349	34,864,068
Other Data at end of year: (7)
Leverage Ratio	10.2%	10.5%	10.0%	9.4%	10.1%
Tier 1 Capital to risk-weighted assets	11.6	12.2	12.1	11.8	12.5
Total Capital to risk-weighted assets	13.0	12.9	13.1	13.0	13.8
Tangible Common Equity ratio (TCE) (2) (6)	7.8	7.8	7.4	7.5	8.0
Tangible Common Equity ratio, assuming full conversion of preferred stock (2) (6)	8.4	8.5	8.4	7.8	8.3
Allowance for credit losses (5)	$92,480	$97,641	$121,988	$123,612	$118,037
Non-performing loans	78,677	103,334	118,083	120,084	141,958
Allowance for credit losses(5) to total loans, excluding covered loans	0.64%	0.76%	1.03%	1.17%	1.23%
Non-performing loans to total loans, excluding covered loans	0.55	0.80	1.00	1.14	1.48
Number of:
Bank subsidiaries	15	15	15	15	15
Banking offices	140	124	111	99	86

(1)	Net revenue includes net interest income and non-interest income

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.

(3)
The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenue (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for unfunded lending-related commitments, but excludes the allowance for covered loan losses.

(6)	Total shareholders’ equity minus preferred stock and total intangible assets divided by total assets minus total intangible assets.

(7)	Asset quality ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A on page 20 of this Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•
negative economic conditions that adversely affect the economy, housing prices, the job market and other factors that may affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	the financial success and economic viability of the borrowers of our commercial loans;

•	market conditions in the commercial real estate market in the Chicago metropolitan area and southern Wisconsin;

•	the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for loan and lease losses;

•	inaccurate assumptions in our analytical and forecasting models used to manage our loan portfolio;

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

•	a lowering of our credit rating;

•	changes in U.S. monetary policy;

•	restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business resulting from the Dodd-Frank Act;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;

•	the impact of heightened capital requirements;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	the Company’s ability to comply with covenants under its credit facility; and

•	fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation.
Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances after the date of this Form 10-K. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the Securities and Exchange Commission and in its press releases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2014. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Form 10-K.
OPERATING SUMMARY
Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			% or Basis Point (bp)change	% or Basis Point (bp)change
(Dollars in thousands, except per share data)	2014	2013	2012	2013 to 2014	2012 to 2013
Net income	$151,398	$137,210	$111,196	10%	23%
Net income per common share — Diluted	2.98	2.75	2.31	8	19
Net revenue (1)	813,815	773,024	745,608	5	4
Net interest income	598,575	550,627	519,516	9	6
Net interest margin (2)	3.53%	3.50%	3.49%	3 bp	1 bp
Net overhead ratio (2) (3)	1.77	1.60	1.59	17	1
Efficiency ratio (2) (4)	66.89	64.57	65.85	232	(128)
Return on average assets	0.81	0.79	0.67	2	12
Return on average common equity(2)	7.77	7.56	6.60	21	96
Return on average tangible common equity (2)	10.14	9.93	8.70	21	123
At end of period
Total assets	$20,010,727	$18,097,783	$17,519,613	11%	3%
Total loans, excluding loans held-for-sale, excluding covered loans	14,409,398	12,896,602	11,828,943	12	9
Total loans, including loans held-for-sale, excluding covered loans	14,760,688	13,230,929	12,241,143	12	8
Total deposits	16,281,844	14,668,789	14,428,544	11	2
Total shareholders’ equity	2,069,822	1,900,589	1,804,705	9	5
Tangible common equity ratio (TCE) (2)	7.8%	7.8%	7.4%	0 bp	40 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.4	8.5	8.4	(10) bp	10 bp
Book value per common share (2)	$41.52	$38.47	$37.78	8%	2%
Tangible common book value per common share (2)	32.45	29.93	29.28	8	2
Market price per common share	46.76	46.12	36.70	1	26
Excluding covered loans:
Allowance for credit losses to total loans(5)	0.64%	0.76%	1.03%	(12) bp	(27) bp
Non-performing loans to total loans	0.55	0.80	1.00	(25) bp	(20) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)
The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments, but excludes the allowance for covered loan losses.
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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2014	2013	2012	2011	2010
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$671,267	$630,709	$627,021	$605,793	$593,107
Taxable-equivalent adjustment:
-Loans	1,128	842	576	458	334
-Liquidity management assets	2,000	1,407	1,363	1,224	1,377
-Other earning assets	41	11	8	12	17
Interest Income — FTE	$674,436	$632,969	$628,968	$607,487	$594,835
(B) Interest Expense (GAAP)	72,692	80,082	107,505	144,416	177,271
Net interest income — FTE	$601,744	$552,887	$521,463	$463,071	$417,564
(C) Net Interest Income (GAAP) (A minus B)	$598,575	$550,627	$519,516	$461,377	$415,836
(D) Net interest margin (GAAP)	3.51%	3.49%	3.47%	3.41%	3.35%
Net interest margin — FTE	3.53	3.50	3.49	3.42	3.37
(E) Efficiency ratio (GAAP)	67.15	64.76	66.02	64.75	63.95
Efficiency ratio — FTE	66.89	64.57	65.85	64.58	63.77
(F) Net overhead ratio (GAAP)	1.77	1.60	1.59	1.55	1.40
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders' equity	$2,069,822	$1,900,589	$1,804,705	$1,543,533	$1,436,549
(G) Less: Preferred stock	(126,467)	(126,477)	(176,406)	(49,768)	(49,640)
Less: Intangible assets	(424,445)	(393,760)	(366,348)	(327,538)	(293,765)
(H) Total tangible common shareholders’ equity	$1,518,910	$1,380,352	$1,261,951	$1,166,227	$1,093,144
Total assets	$20,010,727	$18,097,783	$17,519,613	$15,893,808	$13,980,156
Less: Intangible assets	(424,445)	(393,760)	(366,348)	(327,538)	(293,765)
(I) Total tangible assets	$19,586,282	$17,704,023	$17,153,265	$15,566,270	$13,686,391
Tangible common equity ratio (H/I)	7.8%	7.8%	7.4%	7.5%	8.0%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.4	8.5	8.4	7.8	8.3
Calculation of book value per common share
Total shareholders’ equity	$2,069,822	$1,900,589	$1,804,705	$1,543,533	$1,436,549
Less: Preferred stock	(126,467)	(126,477)	(176,406)	(49,768)	(49,640)
(J) Total common equity	$1,943,355	$1,774,112	$1,628,299	$1,493,765	$1,386,909
Actual common shares outstanding	46,805	46,117	36,858	35,978	34,864
Add: TEU conversion shares	—	—	6,241	7,666	7,512
(K) Common shares used for book value calculation	46,805	46,117	43,099	43,644	42,376
Book value per common share (J/K)	$41.52	$38.47	$37.78	$34.23	$32.73
Tangible common book value per share (H/K)	32.45	29.93	29.28	26.72	25.80
Calculation of return on average common equity
(L) Net income applicable to common shares	$145,075	$128,815	$102,103	$73,447	$32,325
Add: After-tax intangible asset amortization	2,881	2,827	2,668	2,076	1,720
(M) Tangible net income applicable to common shares	$147,956	$131,642	$104,771	$75,523	$34,045
Total average shareholders' equity	$1,993,959	$1,856,706	$1,696,276	$1,484,720	$1,352,135
Less: Average preferred stock	(126,471)	(153,724)	(149,373)	(49,701)	(279,865)
(N) Total average common shareholders' equity	$1,867,488	$1,702,982	$1,546,903	$1,435,019	$1,072,270
Less: Average intangible assets	(408,642)	(376,762)	(342,969)	(307,298)	(291,375)
(O) Total average tangible common shareholders' equity	$1,458,846	$1,326,220	$1,203,934	$1,127,721	$780,895
Return on average common equity (L/N)	7.77%	7.56%	6.60%	5.12%	3.01%
Return on average tangible common equity (M/O)	10.14	9.93	8.70	6.70	4.36

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
2014 Highlights
The Company recorded net income of $151.4 million for the year of 2014 compared to $137.2 million and $111.2 million for the years of 2013 and 2012, respectively. The results for 2014 demonstrate continued operating strengths as strong loan and deposit growth drove higher net interest income, credit quality measures improved, and net interest margin increased as our deposit funding base continued its beneficial shift toward an aggregate lower cost of funds. The Company also continues to take advantage of the opportunities that have resulted from distressed credit markets – specifically, a dislocation of assets, banks and people in the overall market.
The Company increased its loan portfolio, excluding covered loans, from $12.9 billion at December 31, 2013 to $14.4 billion at December 31, 2014. This increase was primarily a result of the Company’s commercial banking initiative, growth in the premium finance receivables as well as acquisition transactions. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” of the Consolidated Financial Statements presented under Item 8 of this report.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2014, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At December 31, 2014, the Company had overnight liquid funds and interest-bearing deposits with banks of $1.2 billion compared to $759.4 million at December 31, 2013.
The Company recorded net interest income of $598.6 million in 2014 compared to $550.6 million and $519.5 million in 2013 and 2012, respectively. The higher level of net interest income recorded in 2014 compared to 2013 resulted primarily from a $1.2 billion increase in the balance of average loans, excluding covered loans, and a seven basis point decline in the rate paid on average interest bearing liabilities as a result of the positive re-pricing of retail interest bearing deposits along with a more favorable funding mix. These improvements were partially offset by a five basis point decline in the yield on earning assets and a $518.2 million increase in interest bearing liabilities.
Non-interest income totaled $215.2 million in 2014, decreasing $7.2 million, or 3%, compared to 2013. The decrease in non-interest income in 2014 compared to 2013 was primarily attributable to a decrease in mortgage banking revenues, fees on interest rate swap transactions and higher trading losses, partially offset by higher wealth management revenues, increased fees from covered call options, and increased service charges on deposit accounts (see "Non-Interest Income" section later in this release for further detail). Mortgage banking revenue declined in 2014 as compared to 2013 primarily due to a decline in volume of mortgage loans originated or purchased for sale.
Non-interest expense totaled $546.8 million in 2014, increasing $44.3 million, or 9%, compared to 2013. The increase compared to 2013 was primarily attributable to a $26.7 million increase in salaries and employee benefits. The increase in salaries and employee benefits was, in turn, attributable to a $7.7 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the company grows, a $15.3 million increase in commissions and incentive compensation primarily attributable to the Company's long-term incentive program, and a $3.7 million increase in employee benefits (primarily health plan and payroll taxes related).

The Current Economic Environment
The economic environment in 2014 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.
Net Interest Income
The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing deposits. These deposits as a percentage of total deposits was 22% on December 31, 2014 as compared to 19% on December 31, 2013. As a result, net interest margin increased primarily due to a decrease in the rates on interest-bearing liabilities. As a result of the growth in earning assets, increased net interest margin and improvement in deposit mix, the Company increased its net interest income by $47.9 million in 2014 compared to 2013.
The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the security positions and receive fee income to compensate for net interest margin compression. Fees from covered call options increased by $3.1 million in 2014 as compared to 2013 primarily as a result of selling call options against a larger value of underlying securities resulting in higher premiums received by the Company. In accordance with accounting guidance, these fees are not recorded as a component of net interest income, however the fee contribution is considered by the Company to be an additional return on the investment portfolio.
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
Non-Interest Income
In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin of rising rates caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of December 31, 2014, the Company held six interest rate cap derivatives with a total notional value of $620.0 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In 2014, volatility in interest rates resulted in decreased cap valuations as compared to 2013. The Company recognized $1.4 million in trading losses in 2014 related to the mark to market of these interest rate caps. For more information see Note 21 “Derivative Financial Instruments” of the Consolidated Financial Statements presented under Item 8 of this report.
The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $91.6 million in 2014, representing 11% of total net revenue. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. In 2014, approximately 70% of originations were mortgages associated with new home purchases while 30% of originations were related to refinancing of mortgages. As the housing market improves and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.
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

Credit Quality
The Company's credit quality metrics demonstrated significant improvement in 2014. The Company continues to address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.
In particular:

•
The Company’s 2014 provision for credit losses, excluding covered loans, totaled $22.9 million, compared to $46.0 million in 2013 and $72.4 million in 2012. Net charge-offs, excluding covered loans, decreased to $27.2 million in 2014 (of which $17.4 million related to commercial and commercial real estate loans), compared to $56.1 million in 2013 (of which $42.7 million related to commercial and commercial real estate loans) and $74.8 million in 2012 (of which $58.1 million related to commercial and commercial real estate loans).

•
The Company decreased its allowance for loan losses, excluding covered loans, to $91.7 million at December 31, 2014, reflecting a decrease of $5.2 million, or 5%, when compared to 2013. At December 31, 2014, approximately $35.5 million, or 39%, of the allowance for loan losses, excluding covered loans, was associated with commercial real estate loans and another $31.7 million, or 35%, was associated with commercial loans.

•
The Company has significant exposure to commercial real estate. At December 31, 2014, $4.5 billion, or 31%, of our loan portfolio, excluding covered loans, was commercial real estate, with more than 92% located in our market area. The commercial real estate loan portfolio, excluding purchased credit impaired ("PCI") loans, was comprised of $318.3 million related to land, residential and commercial construction, $705.4 million related to office buildings loans, $731.5 million related to retail loans, $624.0 million related to industrial use loans, $605.7 million related to multi-family loans and $1.5 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of December 31, 2014, the Company had approximately $26.6 million of non-performing commercial real estate loans representing approximately 1% of the total commercial real estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $78.7 million (of which $26.6 million, or 34%, was related to commercial real estate) at December 31, 2014, a decrease of $24.7 million compared to December 31, 2013. Non-performing loans decreased due to both a decline in the volume of new non-performing loans as well as the continued reduction in existing non-performing loans through the efforts of our credit workout teams.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased by $4.9 million, to $45.6 million during 2014, from $50.5 million at December 31, 2013. The decrease in other real estate owned is primarily a result of disposals during 2014. The $45.6 million of other real estate owned as of December 31, 2014 was comprised of $34.6 million of commercial real estate property, $7.8 million of residential real estate property and $3.2 million of residential real estate development property.

During 2014, Management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention, of loans or real estate acquired as collateral through the foreclosure process. Management believes that some financial institutions have taken a longer term view of problem loan situations, hoping to realize higher values on acquired collateral through extended marketing efforts or an improvement in market conditions. Since 2009, the Company has attempted to liquidate as many non-performing loans and assets as possible. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment.
Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. Additionally in 2014, the Company restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2014, approximately $82.3 million in loans had terms modified, with $69.7 million of these modified loans in accruing status. These actions helped financially stressed borrowers maintain their homes or businesses and kept these loans in an accruing status for the Company. The Company considers restructuring loans when it appears that both the borrower and the Company can benefit and preserve a solid and sustainable relationship. See Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans of the Consolidated Financial Statements presented under Item 8 of this report for additional discussion of restructured loans.
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $3.1 million and $3.8 million at December 31, 2014 and 2013, respectively.
Community Banking
Through our community banking franchise, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the local areas we service. Profitability of this franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of acquiring banking operations and establishing de novo banks.
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
Level of non-performing loans and other real estate owned. The level of non-performing loans and other real estate owned can significantly impact our profitability as these loans and other real estate owned do not accrue any income, can be subject to charge-offs and write-downs due to deteriorating market conditions and generally result in additional legal and collections expenses. The amount of expense incurred in 2014 related to non-performing loans and other real estate owned declined as compared to 2013 due to improvement in credit quality.
Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized a decrease of $15.2 million in mortgage banking revenue in 2014 compared to 2013 as a result of a decrease in gains on sales of loans, which was driven by lower origination volumes in 2014.
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
In determining the timing of the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. While expansion activity from 2007 through 2009 had been at a level below earlier periods in our history, we have resumed the formation of additional branches and acquisitions of additional banks starting in 2010. See discussion of 2014 and 2013 acquisition activity in the “Recent Acquisition Transactions” section below.
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
Financing of Commercial Insurance Premiums
The primary driver of profitability related to the financing of commercial insurance premiums is the net interest spread that FIFC and FIFC Canada can produce between the yields on the loans generated and the cost of funds allocated to the business unit. The commercial insurance premium finance business is a competitive industry and yields on loans are influenced by the market rates offered by our competitors. The majority of loans originated by FIFC are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.We fund these loans through our deposits, the cost of which is influenced by competitors in the retail banking markets in our Market area.
Financing of Life Insurance Premiums
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
The primary influences on the profitability of the wealth management business can be associated with the level of commission received related to the trading performed by the brokerage customers for their accounts and the amount of assets under management for which investments, asset management and trust units receive a management fee for advisory, administrative and custodial services. As such, revenues are influenced by a rise or fall in the debt and equity markets and the resulting increase or decrease in the value of our client accounts on which our fees are based. The commissions received by the brokerage unit are not as directly influenced by the directionality of the debt and equity markets but rather the desire of our customers to engage in trading based on their particular situations and outlooks of the market or particular stocks and bonds. Profitability in the brokerage business is impacted by commissions which fluctuate over time.

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
The exact impact of the changing regulatory environment on our business and operations depends upon the final implementing regulations and the actions of our competitors, customers, and other market participants. However, the changes mandated by the Dodd-Frank Act, as well as other possible legislative and regulatory changes, generally could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs and compliance obligations on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses and our earnings’ capabilities. We have already experienced significant increases in compliance related costs and we expect that compliance with the Dodd-Frank Act and its implementing regulations will require us to invest significant additional management attention and resources. We will continue to monitor the impact that the implementation of applicable rules, regulations and policies arising out of the Dodd-Frank Act will have on our organization.
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
In addition to changes to the specific regulations governing our mortgage business, regulatory enforcement policies remain an important consideration in the operation of our business. In 2012, for example, the largest mortgage lenders and servicers entered into settlements with federal and state regulators regarding mortgage origination and servicing practices. While the Company and the banks (including the Wintrust Mortgage division of Barrington Bank) were not parties to these settlements, and are not subject to examination by the CFPB, the terms of the settlements may influence regulators' future actions and expectations of mortgage lenders generally.
There are additional proposals to further amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2015 or beyond. For example, proposals to reform the residential mortgage market may include changes to the operations of Fannie Mae and Freddie Mac (including potential winding down of operations), and reduction of mortgage loan products available in Federal Housing Administration programs.
Developments Related to Capital
In July 2013, the U.S. federal banking agencies approved sweeping regulatory capital reforms and promulgated rules effecting changes required by the Dodd-Frank Act and implementing the international capital accord known as Basel III. In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. Basel III is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).
Basel III not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. Basel III also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under Basel III, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. Basel III also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.
As of January 1, 2015, Basel III requires:

•	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;

•	An increase in the minimum required amount of Additional Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.
Basel III maintained the general structure of the prompt corrective action framework (a framework that denominates levels of decreasing capital and requires corresponding regulatory actions), while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.
In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.
Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, Basel III requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, Basel III did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.
Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted Basel III with a one-time election for smaller institutions like the Company and our subsidiary banks to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in conjunction with the filing of the bank's call reports for the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. We expect to make this election to avoid variations in the level of our capital depending on fluctuations in the fair value of our securities and derivatives portfolio, as well as changes in certain foreign currency exchange rates.
Banking institutions (except for large, internationally active financial institutions) became subject to Basel III on January 1, 2015. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019. We believe that we will continue to exceed all well-capitalized regulatory requirements on a fully phased-in basis.
In October 2012, the Federal Reserve published a final rule implementing the stress test requirements under the Dodd-Frank Act, which are designed to evaluate the sufficiency of a banking organization's capital to support its operations during periods of stress. As a bank holding company with between $10 billion and $50 billion in total consolidated assets, we were required to conduct annual stress tests based on scenarios provided by the Federal Reserve, beginning in the fall of 2013. Beginning with our 2014 stress test, we were also required to publicly disclose the results of our stress tests. While depository institutions that meet certain asset thresholds are subject to the stress test requirements, currently none of our subsidiary banks will be subject to the recent stress test rules.
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

Acquisition of bank facility and certain related deposits of Urban Partnership Bank
On May 16, 2014, the Company, through its subsidiary Hinsdale Bank and Trust Company ("Hinsdale Bank"), completed its acquisition of the Stone Park branch office and certain related deposits of Urban Partnership Bank.
Acquisition of two affiliated Canadian insurance premium funding and payment services companies
On April 28, 2014, the Company, through its subsidiary First Insurance Funding of Canada, Inc., completed its acquisition of 100% of the shares of each of Policy Billing Services Inc. and Equity Premium Finance Inc., two affiliated Canadian insurance premium funding and payment services companies.

Acquistion of a bank facility and certain assets and liabilities of Baytree National Bank & Trust
On February 28, 2014, the Company, through its subsidiary Lake Forest Bank and Trust Company ("Lake Forest Bank"), completed its acquisition of a bank branch from Baytree National Bank & Trust Company. In addition to the banking facility, Lake Forest Bank acquired certain assets and approximately $15 million of deposits.
Acquisition of Diamond Bancorp
On October 18, 2013, the Company completed its acquisition of Diamond Bancorp, Inc. ("Diamond"). Diamond was the parent company of Diamond Bank, FSB ("Diamond Bank"), which operated four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. As part of the transaction, Diamond Bank was merged into the Company's wholly-owned subsidiary bank, Wintrust Bank. Diamond Bank had approximately $169 million in assets and $140 million in deposits as of the acquisition date, prior to purchase accounting adjustments. The Company recorded goodwill of $8.4 million on the acquisition.

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

Acquisitions completed after December 31, 2014

On January 16, 2015, the Company acquired Delavan Bancshares, Inc. ("Delavan"). Delavan was the parent company of Community Bank CBD ("CBD"), which operates four banking locations in southeastern Wisconsin. As part of the transaction, CBD was merged into the Company's wholly-owned subsidiary bank, Town Bank. CBD had approximately $210 million in assets and approximately $168 million of deposits as of the acquisition date, prior to purchase accounting adjustments.

Other Completed Transactions

Divestiture of Previous FDIC-Assisted Acquisition
On February 1, 2013, Hinsdale Bank completed the sale of the deposits and the current banking operations of Second Federal, which were acquired in an FDIC-assisted transaction in July 2012, to an unaffiliated credit union.
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
As of December 31, 2014, the Company had three reporting units; Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2014 goodwill impairment testing of each reporting unit on their respective annual testing dates, the fair values for all three reporting units were in excess of their carrying value. No goodwill impairment was indicated for any of the reporting units.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as new banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 140 offices at the end of 2014. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $5.5 billion in premium finance receivables in 2014. FIFC Canada, acquired in 2012, originated $659.7 million in Canadian commercial premium finance receivables in 2014. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.
Earnings Summary
Net income for the year ended December 31, 2014, totaled $151.4 million, or $2.98 per diluted common share, compared to $137.2 million, or $2.75 per diluted common share, in 2013, and $111.2 million, or $2.31 per diluted common share, in 2012. During 2014, net income increased by $14.2 million and earnings per diluted common share increased by $0.23. During 2013, net income increased by $26.0 million and earnings per diluted common share increased by $0.44. Net income increased in 2014 as compared to 2013 as a result of an increase in interest income on loans and available-for-sale securities, decreases in interest expense on deposits and the provision for credit losses, as well as an increase in wealth management revenues partially offset by increased salary and employee benefit and occupancy costs and decreases in mortgage banking revenue. Net income increased in 2013 as compared to 2012 as a result of decreases in interest expense on deposits, the provision for credit losses and OREO expense, as well as an increase in wealth management revenues partially offset by increased salary and employee benefit costs, and fewer bargain purchase gains, gains on available-for-sale securities and fees from covered call options.
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
Tax-equivalent net interest income in 2014 totaled $601.7 million, up from $552.9 million in 2013 and $521.5 million in 2012, representing an increase of $48.8 million, or 9%, in 2014 and an increase of $31.4 million, or 6%, in 2013. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2014 and 2013. Average earning assets increased $1.2 billion, or 8%, in 2014 and $837.3 million, or 6%, in 2013. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans, excluding covered loans, increased $1.2 billion, or 10%, in 2014 and $1.2 billion, or 11%, in 2013. Total average loans, excluding covered loans, as a percentage of total average earning assets were 82%, 81% and 77% in 2014, 2013 and 2012, respectively. The average yield on loans, excluding covered loans, was 4.23% in 2014, 4.34% in 2013 and 4.60% in 2012, reflecting a decrease of 11 basis points in 2014 and a decrease of 26 basis points in 2013. The lower loan yields in 2014 compared to 2013 and 2013 compared to 2012 are a result of the negative impact of both competitive and economic pricing pressures. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 0.39% in 2014, 0.45% in 2013 and 0.62% in 2012, representing a decrease of six basis points in 2014 and 17 basis points in 2013. The lower level of interest bearing deposits rates in 2014 compared to 2013 and 2013 compared to 2012 was primarily due to continued downward re-pricing of retail deposits in recent years. Net interest margin increased slightly to 3.53% in 2014 compared to 3.50% in 2013.
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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs
The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2014, 2013 and 2012. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations.

	Average Balance for the year ended December 31,			Interest for the year ended December 31,			Yield/Rate for the year ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Assets
Interest bearing deposits with banks	$523,660	$612,205	$971,978	$1,472	$1,644	$1,552	0.28%	0.27%	0.16%
Available-for-sale securities	2,142,619	1,846,988	1,678,135	54,951	38,432	39,497	2.56	2.08	2.35
Federal Home Loan Bank and Federal Reserve Bank stock	81,000	78,532	86,541	2,920	2,773	2,550	3.60	3.53	2.95
Federal funds sold and securities purchased under resale agreements	14,171	19,498	26,500	25	27	39	0.17	0.14	0.14
Total liquidity management assets (1) (7)	2,761,450	2,557,223	2,763,154	59,368	42,876	43,638	2.15%	1.68%	1.58%
Other earning assets (1) (2) (7)	28,699	26,554	29,967	916	816	882	3.19	3.07	2.94
Loans, net of unearned income (1) (3) (6) (7)	13,958,842	12,742,202	11,520,499	590,620	553,035	530,446	4.23	4.34	4.60
Covered loans (6)	280,946	462,518	637,607	23,532	36,242	54,002	8.38	7.84	8.47
Total earning assets (7)	17,029,937	15,788,497	14,951,227	674,436	632,969	628,968	3.96%	4.01%	4.21%
Allowance for loan and covered loan losses	(100,586)	(124,970)	(134,946)
Cash and due from banks	234,194	222,453	172,215
Other assets	1,535,913	1,582,269	1,541,121
Total assets	$18,699,458	$17,468,249	$16,529,617
Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW and interest bearing demand deposits	$2,028,485	$2,049,573	$1,787,001	$2,472	$3,009	$3,996	0.12%	0.15%	0.22%
Wealth management deposits	1,227,072	987,885	923,974	1,836	706	974	0.15	0.07	0.11
Money market accounts	3,575,605	3,048,045	2,381,731	7,400	7,199	7,358	0.21	0.24	0.31
Savings accounts	1,453,559	1,300,681	1,036,350	2,430	2,744	2,221	0.17	0.21	0.21
Time deposits	4,185,876	4,460,670	4,940,000	34,273	39,533	53,756	0.82	0.89	1.09
Total interest bearing deposits	12,470,597	11,846,854	11,069,056	48,411	53,191	68,305	0.39%	0.45%	0.62%
Federal Home Loan Bank advances	387,591	423,221	459,972	10,523	11,013	12,104	2.71	2.60	2.63
Other borrowings	132,479	269,311	711,723	1,773	4,341	14,052	1.34	1.61	1.97
Subordinated notes	77,479	10,521	22,158	3,906	168	428	5.04	1.57	1.90
Junior subordinated notes	249,493	249,493	249,493	8,079	11,369	12,616	3.19	4.49	4.97
Total interest-bearing liabilities	$13,317,639	$12,799,400	$12,512,402	$72,692	$80,082	$107,505	0.55%	0.62%	0.86%
Non-interest bearing deposits	3,062,338	2,487,761	2,059,160
Other liabilities	325,522	324,382	261,779
Equity	1,993,959	1,856,706	1,696,276
Total liabilities and shareholders’ equity	$18,699,458	$17,468,249	$16,529,617
Interest rate spread (4) (7)							3.41%	3.39%	3.35%
Net free funds/contribution (5)	$3,712,298	$2,989,097	$2,438,825				0.12%	0.11%	0.14%
Net interest income/margin (7)				$601,744	$552,887	$521,463	3.53%	3.50%	3.49%

(1)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the years ended December 31, 2014, 2013 and 2012 were $3.2 million, $2.3 million and $1.9 million, respectively.

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

Changes In Interest Income and Expense
The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2014 Compared to 2013			2013 Compared to 2012
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks	$62	(234)	(172)	$808	(716)	92
Available-for-sale securities	9,752	6,767	16,519	(4,732)	3,667	(1,065)
Federal Home Loan Bank and Federal Reserve Bank stock	57	90	147	476	(253)	223
Federal funds sold and securities purchased under resale agreements	6	(8)	(2)	—	(12)	(12)
Total liquidity management assets	9,877	6,615	16,492	(3,448)	2,686	(762)
Other earning assets	33	67	100	38	(104)	(66)
Loans, net of unearned income	(14,269)	51,854	37,585	(30,630)	53,219	22,589
Covered loans	2,351	(15,061)	(12,710)	(3,754)	(14,006)	(17,760)
Total interest income	(2,008)	43,475	41,467	(37,794)	41,795	4,001

Interest Expense:
Deposits — interest bearing:
NOW and interest bearing demand deposits	(482)	(55)	(537)	(1,384)	397	(987)
Wealth management deposits	575	555	1,130	(261)	(7)	(268)
Money market accounts	(914)	1,115	201	(1,863)	1,704	(159)
Savings accounts	(592)	278	(314)	—	523	523
Time deposits	(3,478)	(1,782)	(5,260)	(8,161)	(6,062)	(14,223)
Total interest expense — deposits	(4,891)	111	(4,780)	(11,669)	(3,445)	(15,114)
Federal Home Loan Bank advances	456	(946)	(490)	(133)	(958)	(1,091)
Other borrowings	(637)	(1,931)	(2,568)	(4,185)	(5,526)	(9,711)
Subordinated notes	950	2,788	3,738	(64)	(196)	(260)
Junior subordinated notes	(3,290)	—	(3,290)	(1,212)	(35)	(1,247)
Total interest expense	(7,412)	22	(7,390)	(17,263)	(10,160)	(27,423)
Net interest income	$5,404	43,453	48,857	$(20,531)	51,955	31,424
The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each. The change in interest due to a difference in the number of days in the year resulting from the 2012 leap year has been allocated entirely to the change due to volume. Net interest income increased $9.8 million during 2014 due to rate changes primarily as a result of increases in yields within the municipal securities portfolio.

Non-Interest Income
The following table presents non-interest income by category for 2014, 2013 and 2012:

	Years ended December 31,			2014 compared to 2013		2013 compared to 2012
(Dollars in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Brokerage	$30,438	29,281	25,477	$1,157	4%	$3,804	15%
Trust and asset management	40,905	33,761	27,203	7,144	21	6,558	24
Total wealth management	71,343	63,042	52,680	8,301	13	10,362	20
Mortgage banking	91,617	106,857	109,970	(15,240)	(14)	(3,113)	(3)
Service charges on deposit accounts	23,307	20,366	16,971	2,941	14	3,395	20
(Losses) gains on available-for-sale securities	(504)	(3,000)	4,895	2,496	83	(7,895)	NM
Fees from covered call options	7,859	4,773	10,476	3,086	65	(5,703)	(54)
Gain on bargain purchases, net	—	—	7,503	—	NM	(7,503)	NM
Trading (losses) gains, net	(1,609)	892	(1,900)	(2,501)	NM	2,792	NM
Other:
Interest rate swap fees	4,469	7,629	9,381	(3,160)	(41)	(1,752)	(19)
Bank Owned Life Insurance	2,700	3,446	2,920	(746)	(22)	526	18
Administrative services	3,893	3,390	3,281	503	15	109	3
Miscellaneous	12,165	15,002	9,915	(2,837)	(19)	5,087	51
Total Other	23,227	29,467	25,497	(6,240)	(21)	3,970	16
Total Non-Interest Income	$215,240	222,397	226,092	$(7,157)	(3)%	$(3,695)	(2)%
 NM—Not Meaningful
Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.
Brokerage revenue is directly impacted by trading volumes. In 2014, brokerage revenue totaled $30.4 million, reflecting an increase of $1.2 million, or 4%, compared to 2013. In 2013, brokerage revenue totaled $29.3 million, reflecting an increase of $3.8 million, or 15%, compared to 2012. The increases in brokerage revenue in 2014 and 2013 can be attributed to increased customer trading activity.
Trust and asset management revenue totaled $40.9 million in 2014, an increase of $7.1 million, or 21%, compared to 2013. Trust and asset management revenue totaled $33.8 million in 2013, an increase of $6.6 million, or 24%, compared to 2012. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Higher asset levels from new customers and new financial advisors along with market appreciation helped drive revenue growth in 2014 and 2013.
Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage banking revenue totaled $91.6 million in 2014, $106.9 million in 2013, and $110.0 million in 2012, reflecting a decrease of $15.2 million, or 14%, in 2014, and a decrease of $3.1 million, or 3%, in 2013. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated or purchased for sale were $3.2 billion in 2014 compared to $3.7 billion in 2013, and $3.9 billion in 2012. The decrease in volume is the result of a more favorable mortgage banking environment in 2013 and 2012 compared to 2014. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market.
Service charges on deposit accounts totaled $23.3 million in 2014, $20.4 million in 2013 and $17.0 million in 2012, reflecting an increase of 14% in 2014 and 20% in 2013. The increase in recent years is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.
The Company recognized $504,000 of net losses on available-for-sale securities in 2014 compared to net losses of $3.0 million in 2013 and net gains of $4.9 million in 2012. The Company recorded fewer losses on available-for-sale securities in 2014 compared to 2013 due to the other-than-temporary impairment recorded on one security in 2013 as a result of the Volcker Rule. The net gains recorded in 2012 resulted primarily from Management's decision to sell certain securities in conjunction with the termination of longer-term, higher rate repurchase agreements in the fourth quarter of 2012. The Company did not recognize any other-than-temporary impairment charges in 2014 and 2012.
Fees from covered call option transactions totaled $7.9 million in 2014, $4.8 million in 2013 and $10.5 million in 2012. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options increased primarily as a result of selling call options against a larger value of underlying securities resulting in higher premiums received by the Company in 2014 compared to 2013. Fees from covered call option transactions decreased in 2013 compared to 2012 primarily as a result of fewer option transactions entered in 2013 resulting in lower premiums received by the Company. There were no outstanding call option contracts at December 31, 2014, December 31, 2013 or December 31, 2012.
There were no gains on bargain purchases in 2014 and 2013, as the Company did not complete FDIC-assisted acquisitions in those periods. The Company recorded $7.5 million of bargain purchase gains in 2012 related to the FDIC-assisted acquisitions of First United Bank by Old Plank Trail Bank and Charter National by Barrington Bank.
The Company recognized $1.6 million of trading losses in 2014, trading gains of $892,000 in 2013, and trading losses of $1.9 million in 2012. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility for short-term interest rates.
Interest rate swap fee revenue totaled $4.5 million in 2014, $7.6 million in 2013 and $9.4 million in 2012. Swap fee revenues result from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates. The decrease in swap fee revenue in 2014 compared to 2013 and 2013 compared to 2012 primarily results from fewer swap transactions in 2014 and 2013.
Bank owned life insurance (“BOLI”) generated non-interest income of $2.7 million in 2014, $3.4 million in 2013 and $2.9 million in 2012. This income typically represents adjustments to the cash surrender value of BOLI policies. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $121.4 million at December 31, 2014 and $118.5 million at December 31, 2013, and is included in other assets.
Administrative services revenue generated by Tricom was $3.9 million in 2014, $3.4 million in 2013 and $3.3 million in 2012. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. The increases in recent years are a result of an increase in the volume of Tricom’s client billings.
Miscellaneous other non-interest income totaled $12.2 million in 2014, $15.0 million in 2013 and $9.9 million in 2012. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. The decrease in miscellaneous other income for 2014 compared to 2013 primarily resulted from higher FDIC indemnification asset amortization and a loss related to a bank branch sale. The increase in miscellaneous other income for 2013 compared to 2012 resulted from income related to certain partnerships investments of $3.6 million in 2013 compared to $2.6 million in 2012, as well as a $1.0 million increase in FDIC indemnification asset accretion.

Non-Interest Expense
The following table presents non-interest expense by category for 2014, 2013 and 2012:

	Years ended December 31,			2014 compared to 2013		2013 compared to 2012
(Dollars in thousands)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$177,811	170,123	155,800	$7,688	5%	$14,323	9%
Commissions and incentive compensation	103,185	87,837	84,199	15,348	17	3,638	4
Benefits	54,510	50,834	48,590	3,676	7	2,244	5
Total salaries and employee benefits	335,506	308,794	288,589	26,712	9	20,205	7
Equipment	29,751	26,450	23,222	3,301	12	3,228	14
Occupancy, net	42,889	36,633	32,294	6,256	17	4,339	13
Data processing	19,336	18,672	15,739	664	4	2,933	19
Advertising and marketing	13,571	11,051	9,438	2,520	23	1,613	17
Professional fees	15,574	14,922	15,262	652	4	(340)	(2)
Amortization of other intangible assets	4,692	4,627	4,324	65	1	303	7
FDIC insurance	12,168	12,728	13,422	(560)	(4)	(694)	(5)
OREO expenses, net	9,367	5,834	22,103	3,533	61	(16,269)	(74)
Other:
Commissions — 3rd party brokers	6,381	5,078	4,140	1,303	26	938	23
Postage	6,045	5,591	5,729	454	8	(138)	(2)
Miscellaneous	51,567	52,171	54,778	(604)	(1)	(2,607)	(5)
Total other	63,993	62,840	64,647	1,153	2	(1,807)	(3)
Total Non-Interest Expense	$546,847	502,551	489,040	$44,296	9%	$13,511	3%
Salaries and employee benefits is the largest component of non-interest expense, accounting for 61% of the total in 2014 and 2013 and 59% of the total in 2012. For the year ended December 31, 2014, salaries and employee benefits totaled $335.5 million and increased $26.7 million, or 9%, compared to 2013. This increase can be attributed to a $7.7 million increase in salaries resulting from annual salary increases, additional employees from various acquisitions and larger staffing as the company grows, a $15.3 million increase in commissions and incentive compensation primarily attributable to the Company's long-term incentive program and a $3.7 million increase in employee benefits (primarily health plan and payroll taxes related). For the year ended December 31, 2013, salaries and employee benefits totaled $308.8 million and increased $20.2 million, or 7%, compared to 2012. This increase can be attributed to a $14.3 million increase in salaries resulting from annual salary increases, additional employees from acquisitions and larger staffing as the Company grows, a $3.6 million increase in commissions and incentive compensation attributable to variable pay based revenue and a $2.2 million increase in employee benefits (primarily health plan and payroll taxes related).
Equipment expense totaled $29.8 million in 2014, $26.5 million in 2013 and $23.2 million in 2012, reflecting an increase of 12% in 2014 and an increase of 14% in 2013. The increase in equipment expense in 2014 is a result of both additional equipment depreciation related to the increasing number of facilities due to acquisition activity and maintenance and repair expenses. The increase in equipment expense in 2013 compared to 2012 is a result of both additional equipment depreciation as well as increased software licensing fees. Equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Occupancy expense for the years 2014, 2013 and 2012 was $42.9 million, $36.6 million and $32.3 million, respectively, reflecting increases of 17% in 2014 and 13% in 2013. The increase in 2014 and 2013 is primarily the result of increased rent expense as well as increased depreciation and property taxes on owned locations which were obtained in the Company’s acquisitions. In addition, the Company incurred a loss of $1.1 million upon entering into a sublease agreement on an existing property in the fourth quarter of 2014 as well as increased snow removal costs during the first quarter of 2014. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.
Data processing expenses totaled $19.3 million in 2014, $18.7 million in 2013 and $15.7 million in 2012, representing an increase of 4% in 2014 and an increase of 19% in 2013. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to bank acquisition transactions. Data processing expenses increased in 2014 compared to 2013 and 2013 compared to 2012 primarily due to growth in the Company.

Advertising and marketing expenses totaled $13.6 million for 2014, $11.1 million for 2013 and $9.4 million for 2012. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2014 and 2013, the Company incurred increased advertising and marketing costs to increase Wintrust's name recognition associated with the overall goal of becoming "Chicago's Bank."
Professional fees totaled $15.6 million in 2014, $14.9 million in 2013 and $15.3 million in 2012. The increase in 2014 compared to 2013 was primarily the result of increased consulting services. The decrease in 2013 compared to 2012 was a result of incurring fewer legal expenses primarily related to less expenditures related to the collection of problem loans. Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments.
Amortization of other intangibles assets relates to the amortization of core deposit premiums and customer list intangibles established in connection with certain business combinations. See Note 9 of the Consolidated Financial Statements for further information on these intangible assets.
FDIC insurance expense totaled $12.2 million in 2014, $12.7 million in 2013 and $13.4 million in 2012. Effective April 1, 2011, standards applied in FDIC assessments set forth in the FDIA were revised by the Dodd-Frank Act. These revisions modified definitions of a company's insurance assessment base and assessment rates. FDIC assessment rates have declined over the past three years resulting in decreased FDIC insurance expense in 2014 compared to 2013 and in 2013 compared to 2012.
OREO expense was $9.4 million in 2014, $5.8 million in 2013, and $22.1 million in 2012. The increase in 2014 as compared to 2013 is primarily the result of higher gains on covered OREO sales in 2013. OREO expense decreased in 2013 compared to 2012 due to lower valuation adjustments and gains on OREO sales in 2013. OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.
Miscellaneous non-interest expense decreased $604,000, or 1%, in 2014 and decreased $2.6 million, or 5%, in 2013. The decrease in 2014 compared to 2013 and 2013 compared to 2012 can be primarily attributed to a decrease in lending expense and covered asset expense. Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses and lending origination costs that are not deferred.
Income Taxes
The Company recorded income tax expense of $95.0 million in 2014, $87.2 million in 2013 and $68.9 million in 2012. The effective tax rates were 38.6%, 38.9% and 38.3% in 2014, 2013 and 2012, respectively. Please refer to Note 17 to the Consolidated Financial Statements for further discussion and analysis of the Company's tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company's actual tax expense.

Operating Segment Results
As described in Note 24 to the Consolidated Financial Statements, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans originated by the specialty finance segment and sold to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.
The community banking segment’s net interest income for the year ended December 31, 2014 totaled $484.5 million as compared to $448.2 million for the same period in 2013, an increase of $36.3 million, or 8%, and the segment’s net interest income in 2013 compared to 2012 increased $17.8 million or 4%. The increases in 2014 compared to 2013 as well as 2013 compared to 2012 were primarily attributable to an increase in earning assets including those acquired in bank acquisitions and the ability to gather interest-bearing deposits at more reasonable rates. The banking segment's provision for credit losses decreased to $17.7 million in 2014 compared to $45.4 million in 2013 and $75.0 million in 2012. The provision for credit losses decreased in 2014 compared to 2013 as well as 2013 compared to 2012 because of improved credit quality ratios, including reduced levels of non-performing loans. Non-interest income for the community banking segment decreased $14.2 million, or 9%, in 2014 when compared to 2013 and decreased $15.8 million, or 9%, in 2013 when compared to 2012. The decreases were primarily attributable to a lower volume of mortgage loans originated or purchased for sale resulting in decreased mortgage banking revenues. The community banking segment’s net income for the year ended December 31, 2014 totaled $98.7 million, an increase of $10.3 million, compared to net income of $88.4 million in 2013. Net income for the year ended December 31, 2013 of $88.4 million was an increase of $15.1 million as compared to net income in 2012 of $73.3 million.
The specialty finance segment’s net interest income totaled $82.4 million for the year ended December 31, 2014, an increase of $8.5 million, or 12%, over the $73.9 million in 2013. The specialty finance segment’s net interest income totaled $73.9 million for the year ended December 31, 2013, an increase of $9.9 million, or 15%, from the $64.0 million in 2012. The specialty finance segment's provision for credit losses increased to $2.8 million in 2014 compared to $637,000 in 2013 and $1.5 million in 2012. The provision for credit losses increased in 2014 compared to 2013 primarily due to growth in the loan portfolio within the segment during 2014. The specialty finance segment’s non-interest income totaled $32.5 million for the year ended December 31, 2014 compared to $30.9 million in 2013 and $26.8 million in 2012. The increase in non-interest income is a result of increased premium finance receivable originations, including originations from FIFC Canada acquired in 2012. For 2014, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 60%, 31% and 9%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $40.6 million, $38.1 million and $31.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The wealth management segment reported net interest income of $16.0 million for 2014, $14.1 million for 2013 and $12.3 million for 2012. Net interest income is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. The allocated net interest income included in this segment’s profitability was $15.5 million in 2014, $13.8 million in 2013 and $12.0 million in 2012. Wealth management customer account balances on deposit at the banks averaged $832.9 million, $782.7 million and $686.3 million in 2014, 2013 and 2012, respectively. This segment recorded non-interest income of $73.4 million for 2014 as compared to $65.6 million for 2013 and $54.5 million for 2012. This increase is primarily due to a growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. Wintrust is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. This segment reported net income of $12.1 million for 2014 compared to $10.7 million for 2013 and $6.5 million for 2012.

ANALYSIS OF FINANCIAL CONDITION
Total assets were $20.0 billion at December 31, 2014, representing an increase of $1.9 billion, or 11%, when compared to December 31, 2013. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $17.6 billion at December 31, 2014 and $15.6 billion at December 31, 2013. See Notes 3, 4, and 11 through 14 of the Consolidated Financial Statements for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$3,559,368	21%	$3,005,880	19%	$2,618,117	18%
Commercial real estate	4,368,326	26	4,076,844	26	3,634,205	24
Home equity	715,174	4	753,181	5	824,107	6
Residential real estate (1)	745,637	4	772,753	5	789,190	5
Premium finance receivables	4,401,525	26	3,946,647	25	3,463,918	23
Other loans	168,812	1	186,897	1	190,962	1
Total loans, net of unearned income(2) excluding covered loans	$13,958,842	82%	$12,742,202	81%	$11,520,499	77%
Covered loans	280,946	2	462,518	3	637,607	4
Total average loans (2)	$14,239,788	84%	$13,204,720	84%	$12,158,106	81%
Liquidity management assets (3)	$2,761,450	16%	$2,557,223	16%	$2,763,154	19%
Other earning assets (4)	28,699	—	26,554	—	29,967	—
Total average earning assets	$17,029,937	100%	$15,788,497	100%	$14,951,227	100%
Total average assets	$18,699,458		$17,468,249		$16,529,617
Total average earning assets to total average assets		91%		90%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)
Liquidity management assets include available-for-sale securities, Federal Home Loan Bank and Federal Reserve Bank stock, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets increased $1.2 billion, or 7%, in 2014 and $837.3 million, or 6%, in 2013. Average earning assets comprised 91% of average total assets in 2014 compared to 90% average total assets in 2013 and 2012.
Loans. Average total loans, net of unearned income, totaled $14.2 billion and increased $1.0 billion, or 8%, in 2014 and $1.0 billion, or 9%, in 2013. Average commercial loans totaled $3.6 billion in 2014, and increased $553.5 million, or 18%, over the average balance in 2013, while average commercial real estate loans totaled $4.4 billion in 2014, increasing $291.5 million, or 7%, since 2013. From 2012 to 2013, average commercial loans increased $387.8 million, or 15%, while average commercial real estate loans increased by $442.6 million, or 12%. Combined, these categories comprised 56% of the average loan portfolio in 2014 and 54% in 2013. The growth realized in these categories for 2014 and 2013 is primarily attributable to increased business development efforts and various bank acquisitions.
Home equity loans averaged $715.2 million in 2014, and decreased $38.0 million, or 5%, when compared to the average balance in 2013. Home equity loans averaged $753.2 million in 2013, and decreased $70.9 million, or 9%, when compared to the average balance in 2012. Unused commitments on home equity lines of credit totaled $744.3 million at December 31, 2014 and $747.1 million at December 31, 2013. As a result of economic conditions, the Company has been actively managing its home equity portfolio through periodic reviews of the portfolio, which involve an updated credit analysis and an analysis of line usage and payment history. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. Our home equity loan portfolio has performed well in light of the variability in the overall residential real estate market. The number of new home equity line of credit commitments originated by the Company has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow and the refinancing of these loans into long-term fixed-rate residential real estate loans.
Residential real estate loans averaged $745.6 million in 2014, and decreased $27.1 million, or 4%, from the average balance in 2013. In 2013, residential real estate loans averaged $772.8 million, and decreased $16.4 million, or 2%, from the average balance in 2012. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Average mortgage loans held-for-sale decreased during the periods as a result of lower origination volumes due to the impact of higher rates on refinancing activity as well as competitive pricing pressure.
Average premium finance receivables totaled $4.4 billion in 2014, and accounted for 31% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising 54% and 46%, respectively, of the average total balance for 2014 and 2013. In 2014, average premium finance receivables increased $454.9 million, or 12%, compared to 2013. In 2013, average premium finance receivables increased $482.7 million, or 14%, from the average balance of $3.5 billion in 2012. The increase during 2014 and 2013 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $6.2 billion of premium finance receivables were originated in 2014 compared to approximately $5.5 billion in 2013.
Other loans represent a wide variety of personal and consumer loans to individuals as well as indirect automobile and consumer loans, and high-yielding short-term accounts receivable financing to clients in the temporary staffing industry located throughout the United States. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk due to the type and nature of the collateral. Additionally, short-term accounts receivable financing may also involve greater credit risks than generally associated with the loan portfolios of more traditional community banks depending on the marketability of the collateral.
Covered loans averaged $280.9 million in 2014, and decreased $181.6 million, or 39%, when compared to 2013. In 2013, average covered loans totaled $462.5 million and decreased $175.1 million from 2012. Covered loans represent loans acquired in FDIC-assisted transactions. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. See Note 8 — Business Combinations for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short- term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 16% of total average earning assets in 2014, 16% in 2013 and 19% in 2012. Average liquidity management assets increased $204.2 million in 2014 compared to 2013, and decreased $205.9 million in 2013 compared to 2012. The balances of liquidity management assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
Other earning assets. Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, under an agreement with the out-sourced securities firm, credit is extended to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the out-sourced securities firm, may be required to reimburse any losses incurred by the out-sourced securities firm as a result of purchasing or selling financial instruments at prevailing market prices to fulfill the customer’s obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Required margin levels are monitored daily and, pursuant to such guidelines, the out-sourced securities firm will liquidate positions when necessary.
Deposits and Other Funding Sources
Total deposits at December 31, 2014, were $16.3 billion, increasing $1.6 billion, or 11%, compared to the $14.7 billion at December 31, 2013. Average deposit balances in 2014 were $15.5 billion, reflecting an increase of $1.2 billion, or 8%, compared to the average balances in 2013. During 2013, average deposits increased $1.2 billion, or 9%, compared to the prior year.

The increase in year end and average deposits in 2014 over 2013 is primarily attributable to the Company's acquisition activity as well as additional deposits associated with the increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $574.6 million, or 23% in 2014 compared to 2013, with period end balances ending at 22% of total deposits at December 31, 2014, compared to 19% at December 31, 2013.
The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$3,062,338	20%	$2,487,761	17%	$2,059,160	16%
NOW and interest bearing demand deposits	2,028,485	13	2,049,573	14	1,787,001	13
Wealth management deposits	1,227,072	8	987,885	7	923,974	7
Money market accounts	3,575,605	23	3,048,045	21	2,381,731	18
Savings accounts	1,453,559	9	1,300,681	9	1,036,350	8
Time certificates of deposit	4,185,876	27	4,460,670	32	4,940,000	38
Total average deposits	$15,532,935	100%	$14,334,615	100%	$13,128,216	100%
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
The following table presents average deposit balances for each bank and the relative percentage of total consolidated average deposits held by each bank during each of the past three years:

	Years Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Wintrust Bank	$2,350,644	16%	$1,816,775	13%	$1,613,126	12%
Lake Forest Bank	1,819,033	12	1,721,068	12	1,623,683	12
Hinsdale Bank	1,294,351	9	1,265,361	9	1,275,591	10
Northbrook Bank	1,198,678	8	1,380,842	11	1,446,483	11
Barrington Bank	1,106,884	7	1,061,249	7	1,023,330	8
Old Plank Trail Bank	1,002,729	6	873,408	6	414,873	3
Libertyville Bank	996,416	6	988,953	7	986,780	7
Town Bank	924,163	6	732,828	5	696,806	5
Village Bank	879,896	6	833,258	6	769,100	6
Beverly Bank	687,499	4	642,836	4	378,234	3
Wheaton Bank	678,292	4	598,263	4	609,606	5
Crystal Lake Bank	674,941	4	620,385	4	598,540	5
State Bank of the Lakes	672,995	4	604,301	4	606,061	5
Schaumburg Bank	636,988	4	617,328	4	555,355	4
St. Charles Bank	609,426	4	577,760	4	530,648	4
Total deposits	$15,532,935	100%	$14,334,615	100%	$13,128,216	100%
Percentage increase from prior year		8%		9%		14%
In 2014, the Company transferred certain banking locations in Chicago across bank charters through branch sales between Wintrust Bank and Northbrook Bank. These sales partly contributed to the deposit fluctuations from 2013 to 2014 presented above for each respective bank.
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
The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2014		2013		2012
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Notes payable	$134	—%	$6,032	1%	$19,895	1%
Federal Home Loan Bank advances	387,591	46	423,221	44	459,972	32
Secured borrowings	5,656	1	—	—	273,753	19
Subordinated notes	77,479	9	10,521	1	22,158	2
Short-term borrowings	107,588	13	234,153	25	385,299	27
Junior subordinated debentures	249,493	29	249,493	26	249,493	17
Other	19,101	2	29,126	3	32,776	2
Total other funding sources	$847,042	100%	$952,546	100%	$1,443,346	100%

Notes payable balances represent the balances on an unsecured promissory note as a result of the Great Lakes Advisors acquisition and separate loan agreements with unaffiliated banks. The Company had no outstanding balance on the unsecured promissory note at December 31, 2014 after the remaining balance was paid-off in the second quarter of 2014. At December 31, 2013, the outstanding balance of the unsecured promissory note was $364,000. The separate loan agreements were a $100.0 million revolving credit facility and a $1.0 million term loan that were replaced in 2014 by a separate $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities were available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2014 and 2013, no amount was outstanding on either loan agreement with unaffiliated banks. See Note 14 of the Consolidated Financial Statements for further discussion.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $733.1 million at December 31, 2014 and $417.8 million at December 31, 2013. See Note 12 to the Consolidated Financial Statements for further discussion of the terms of these advances.
The average balance of secured borrowings represents a third party Canadian transaction in 2014 ("Canadian Secured Borrowing") and the consolidation of a qualifying special-purpose entity ("QSPE") prior to 2014 ("TALF Securitization"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The proceeds received from the transaction are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. At December 31, 2014, the translated balance of the Canadian Secured Borrowing totaled $129.1 million with an interest rate of 1.7987%. In connection with the TALF Securitization, premium finance receivables—commercial were transferred to FIFC Premium Funding, LLC, a QSPE. Instruments issued by the QSPE included $600 million Class A notes that had an annual interest rate of LIBOR plus 1.45% (the “Notes”). At the time of issuance, the Notes were eligible collateral under the Federal Reserve Bank of New York's Term Asset-Backed Securities Loan Facility. During 2012, the Company repurchased $239.2 million of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the Notes resulting in no balance remaining at December 31, 2014, 2013 and 2012.

At December 31, 2014, subordinated notes totaled $140.0 million compared to no balance at December 31, 2013. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024. Previously, the Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note required annual principal payments of $5.0 million beginning in the sixth year of the note and had a term of ten years. In 2013, the remaining subordinated note with a balance of $10.0 million was paid off prior to maturity.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $48.6 million and $235.3 million at December 31, 2014 and 2013, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. In 2014, $180.0 million of short-term borrowings were paid-off. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 14 to the Consolidated Financial Statements for further discussion of these borrowings.

The Company has $249.5 million of junior subordinated debentures outstanding as of December 31, 2014 and 2013. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. See Note 15 of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. At December 31, 2014, junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting on January 1, 2015, a portion of these junior subordinated debentures, subject to certain limitations, still qualify as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital, but the Company will remain well-capitalized. Starting on January 1, 2016, these junior subordinated debentures no longer qualify as Tier 1 regulatory capital of the Company, however, subject to other restrictions, could be included in Tier 2 capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
Other borrowings include debt issued by the Company in conjunction with its tangible equity unit offering in December 2010 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. In December 2013, the debt issued in conjunction with its tangible equity unit offering was paid-off at maturity. At December 31, 2014, the fixed-rate promissory note related to an office building complex had an outstanding balance of $18.8 million compared to $19.3 million at December 31, 2013. See Note 14 and 23 to the Consolidated Financial Statements for further discussion of these borrowings.
Shareholders’ Equity. Total shareholders’ equity was $2.1 billion at December 31, 2014, an increase of $169.2 million from the December 31, 2013 total of $1.9 billion. The increase in 2014 was primarily a result of net income of $151.4 million in 2014, less common and preferred stock dividends of $18.6 million and $6.3 million, respectively, $7.8 million credited to surplus for stock-based compensation costs, $9.9 million from the issuance of shares of the Company’s common stock (and related tax benefit) related to acquisitions and pursuant to various stock compensation plans and net unrealized gains of $44.1 million on available-for-sale securities, net of tax, partially offset by $18.6 million of foreign currency translation adjustments, net of tax, $549,000 of common stock repurchased by the Company and $55,000 in net unrealized losses on cash flow hedges, net of tax.
Changes in shareholders’ equity from 2012 to 2013 were primarily a result of net income of net income of $137.2 million in 2013 less common and preferred stock dividends of $6.9 million and $8.4 million, respectively, $6.8 million credited to surplus for stock-based compensation costs, $41.4 million from the issuance of shares of the Company’s common stock (and related tax benefit) related to acquisitions and pursuant to various stock compensation plans, and $2.8 million in net unrealized gains on cash flow hedges, net of tax, partially offset by $60.3 million in net unrealized losses from available-for-sale securities, net of tax, $13.2 million of foreign currency translation adjustments, net of tax, and $3.5 million of common stock repurchased by the Company.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$3,924,394	26%	$3,253,687	25%	$2,914,798	24%	$2,498,313	22%	$2,049,326	21%
Commercial real-estate	4,505,753	31	4,230,035	32	3,864,118	31	3,514,261	31	3,338,007	34
Home equity	716,293	5	719,137	5	788,474	6	862,345	8	914,412	9
Residential real-estate	483,542	3	434,992	3	367,213	3	350,289	3	353,336	3
Premium finance receivables—commercial	2,350,833	16	2,167,565	16	1,987,856	16	1,412,454	13	1,265,500	13
Premium finance receivables—life insurance	2,277,571	16	1,923,698	15	1,725,166	14	1,695,225	15	1,521,886	15
Other loans	151,012	1	167,488	1	181,318	2	188,490	2	157,419	2
Total loans, net of unearned income, excluding covered loans	$14,409,398	98%	$12,896,602	97%	$11,828,943	96%	$10,521,377	94%	$9,599,886	97%
Covered loans	226,709	2	346,431	3	560,087	4	651,368	6	334,353	3
Total loans	$14,636,107	100%	$13,243,033	100%	$12,389,030	100%	$11,172,745	100%	$9,934,239	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of December 31, 2014 and 2013:

As of December 31, 2014 (Dollars in thousands)	Balance	% of Total Balance	Non-accrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$2,214,480	26.3%	$9,132	$474	$20,750
Franchise	252,200	3.0	—	—	1,702
Mortgage warehouse lines of credit	139,003	1.6	—	—	995
Community Advantage — homeowner associations	106,364	1.3	—	—	3
Aircraft	8,065	0.1	—	—	10
Asset-based lending	806,402	9.6	25	—	7,051
Tax exempt	217,487	2.6	—	—	1,077
Leases	160,136	1.9	—	—	32
Other	11,034	0.1	—	—	79
PCI - commercial loans (1)	9,223	0.1	—	—	—
Total commercial	$3,924,394	46.6%	$9,157	$474	$31,699
Commercial Real-Estate:
Residential construction	$38,696	0.5%	$—	$—	$609
Commercial construction	187,766	2.2	230	—	2,780
Land	91,830	1.1	2,656	—	2,289
Office	705,432	8.4	7,288	—	4,626
Industrial	623,970	7.4	2,392	—	3,894
Retail	731,488	8.7	4,152	—	4,991
Multi-family	605,742	7.1	249	—	4,366
Mixed use and other	1,465,117	17.3	9,638	—	11,890
PCI - commercial real-estate (1)	55,712	0.7	—	—	88
Total commercial real-estate	$4,505,753	53.4%	$26,605	$—	$35,533
Total commercial and commercial real-estate	$8,430,147	100.0%	$35,762	$474	$67,232
Commercial real-estate—collateral location by state:
Illinois	$3,686,193	81.8%
Wisconsin	472,985	10.5
Total primary markets	$4,159,178	92.3%
Florida	79,740	1.8
Arizona	13,914	0.3
Indiana	91,282	2.0
Other (no individual state greater than 0.5%)	161,639	3.6
Total	$4,505,753	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2013 (Dollars in thousands)	Balance	% of Total Balance	Nonaccrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$1,836,206	24.5%	$10,143	$—	$14,547
Franchise	220,383	2.9	—	—	1,576
Mortgage warehouse lines of credit	67,470	0.9	—	—	477
Community Advantage—homeowner associations	90,894	1.2	—	—	—
Aircraft	10,241	0.1	—	—	18
Asset-based lending	735,093	9.8	637	—	5,174
Tax exempt	161,239	2.2	—	—	1,158
Leases	109,831	1.5	—	—	4
Other	11,147	0.1	—	—	75
PCI - commercial loans (1)	11,183	0.2	—	274	63
Total commercial	$3,253,687	43.4%	$10,780	$274	$23,092
Commercial Real-Estate:
Residential construction	$38,500	0.5%	$149	$—	$775
Commercial construction	136,706	1.8	6,969	—	2,329
Land	106,785	1.4	2,814	—	3,001
Office	642,241	8.6	10,087	—	6,524
Industrial	633,938	8.5	5,654	—	5,521
Retail	656,259	8.8	10,862	—	6,536
Multi-family	566,537	7.6	2,035	—	10,473
Mixed use and other	1,372,454	18.3	8,088	230	13,499
PCI - commercial real-estate (1)	76,615	1.1	—	18,582	—
Total commercial real-estate	$4,230,035	56.6%	$46,658	$18,812	$48,658
Total commercial and commercial real-estate	$7,483,722	100.0%	$57,438	$19,086	$71,750
Commercial real-estate—collateral location by state:
Illinois	$3,557,982	84.1%
Wisconsin	346,810	8.2
Total primary markets	$3,904,792	92.3%
Florida	66,737	1.6
Arizona	15,551	0.4
Indiana	78,621	1.9
Other (no individual state greater than 0.5%)	164,334	3.8
Total	$4,230,035	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio in 2014, our allowance for loan losses in our commercial loan portfolio is $31.7 million as of December 31, 2014 compared to $23.1 million as of December 31, 2013.
Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southeastern Wisconsin, 92.3% of our commercial real estate loan portfolio is located in this region. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage and reduce our total non-performing commercial real estate loans. As of December 31, 2014, our allowance for loan losses related to this portfolio is $35.5 million compared to $48.7 million as of December 31, 2013.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. During 2014, our mortgage warehouse lines increased to $139.0 million as of December 31, 2014 from $67.5 million as of December 31, 2013 as a result of a more favorable mortgage banking environment.
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
Our home equity loan portfolio has performed well in light of the deterioration in the overall residential real estate market. The number of new home equity line of credit commitments originated by us has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow and the refinancing of these loans into long-term fixed-rate residential real estate loans.
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2014, our residential loan portfolio totaled $483.5 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southeastern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. To date, we have not seen a significant elevation in delinquencies and foreclosures in our residential loan portfolio. As of December 31, 2014, $15.5 million of our residential real estate mortgages, or 3.2% of our residential real estate loan portfolio, excluding PCI loans, were classified as nonaccrual, $6.6 million were 30 to 89 days past due (1.4%) and $459.2 million were current (95.4%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2014 and 2013 was $877.9 million and $961.6 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2014, approximately $11.2 million of our mortgages consist of interest-only loans.
Premium finance receivables — commercial. FIFC and FIFC Canada originated approximately $5.5 billion in commercial insurance premium finance receivables during 2014 as compared to approximately $5.0 billion in 2013. FIFC and FIFC Canada makes loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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
Premium finance receivables — life insurance. FIFC originated approximately $653.2 million in life insurance premium finance receivables in 2014 as compared to $482.3 million in 2013. The Company has experienced increased competition and pricing pressure within the current market in 2014. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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
Foreign. The Company had approximately $311.7 million of loans to businesses of foreign countries as of December 31, 2014 compared to $275.0 million at December 31, 2013.
Related Party Loans. In the ordinary course of business, the Company makes loans and has transactions with certain of its directors and executive officers as well as any such related parties. As of December 31, 2014 and 2013, loans to directors and executive officers totaled $118.8 million and $91.5 million, respectively.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial loan portfolios at December 31, 2014 by date at which the loans re-price or mature, and the type of rate:

(Dollars in thousands)	One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate	$75,211	$436,348	$192,754	$704,313
Variable rate
With floor feature	558,528	3,950	—	562,478
Without floor feature	2,649,688	7,915	—	2,657,603
Total commercial	3,283,427	448,213	192,754	3,924,394
Commercial real-estate
Fixed rate	345,061	1,396,432	178,868	1,920,361
Variable rate
With floor feature	346,230	6,601	—	352,831
Without floor feature	2,199,716	32,145	700	2,232,561
Total commercial real-estate	2,891,007	1,435,178	179,568	4,505,753
Premium finance receivables, net of unearned income
Fixed rate	2,311,572	156,197	394	2,468,163
Variable rate
With floor feature	—	—	—	—
Without floor feature	2,160,241	—	—	2,160,241
Total premium finance receivables (1)	$4,471,813	$156,197	$394	$4,628,404

(1)	Includes the commercial and consumer portion of the premium finance receivables—life insurance portfolio.

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

The Company’s approach to workout plans and restructuring loans is built on the credit-risk rating process. A modification of a loan with an existing credit risk rating of 6 or worse or a modification of any other credit, which will result in a restructured credit risk rating of 6 or worse must be reviewed for troubled debt restructuring ("TDR") classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of a loan is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan where the credit risk rating is 5 or better both before and after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is 5 or better are not experiencing financial difficulties and therefore, are not considered TDRs.

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

Non-Performing Assets, excluding covered assets
The following table sets forth the Company’s non-performing assets and troubled debt restructurings ("TDRs") performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	2014	2013	2012	2011	2010
Loans past due greater than 90 days and still accruing (1):
Commercial	$474	$—	$—	$—	$478
Commercial real-estate	—	230	—	—	—
Home equity	—	—	100	—	—
Residential real-estate	—	—	—	—	—
Premium finance receivables – commercial	7,665	8,842	10,008	5,281	8,096
Premium finance receivables – life insurance	—	—	—	—	—
Consumer and other	119	105	221	314	319
Total loans past due greater than 90 days and still accruing	8,258	9,177	10,329	5,595	8,893
Non-accrual loans (2):
Commercial	9,157	10,780	21,737	19,018	16,382
Commercial real-estate	26,605	46,658	49,973	66,508	93,963
Home equity	6,174	10,071	13,423	14,164	7,425
Residential real-estate	15,502	14,974	11,728	6,619	6,085
Premium finance receivables – commercial	12,705	10,537	9,302	7,755	8,587
Premium finance receivables – life insurance	—	—	25	54	180
Consumer and other	277	1,137	1,566	371	443
Total non-accrual loans	70,420	94,157	107,754	114,489	133,065
Total non-performing loans:
Commercial	9,631	10,780	21,737	19,018	16,860
Commercial real-estate	26,605	46,888	49,973	66,508	93,963
Home equity	6,174	10,071	13,523	14,164	7,425
Residential real-estate	15,502	14,974	11,728	6,619	6,085
Premium finance receivables – commercial	20,370	19,379	19,310	13,036	16,683
Premium finance receivables – life insurance	—	—	25	54	180
Consumer and other	395	1,242	1,787	685	762
Total non-performing loans	$78,677	$103,334	$118,083	$120,084	$141,958
Other real estate owned	36,419	43,398	54,546	79,007	71,214
Other real estate owned – from acquisitions	9,223	7,056	8,345	7,516	—
Other repossessed assets	303	542	—	—	—
Total non-performing assets	$124,622	$154,330	$180,974	$206,607	$213,172
TDRs performing under the contractual terms of the loan agreement	$69,697	$78,610	$106,119	$119,920	$81,144
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.25%	0.33%	0.75%	0.76%	0.82%
Commercial real-estate	0.59	1.11	1.29	1.89	2.81
Home equity	0.86	1.40	1.72	1.64	0.81
Residential real-estate	3.21	3.44	3.19	1.89	1.72
Premium finance receivables – commercial	0.87	0.89	0.97	0.92	1.32
Premium finance receivables – life insurance	—	—	—	—	0.01
Consumer and other	0.26	0.74	0.99	0.36	0.48
Total non-performing loans	0.55%	0.80%	1.00%	1.14%	1.48%
Total non-performing assets, as a percentage of total assets	0.62%	0.85%	1.03%	1.30%	1.52%
Allowance for loan losses as a percentage of total non-performing loans	116.56%	93.80%	90.91%	91.92%	80.24%
(1) As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.
(2) Non-accrual loans included TDRs totaling $12.6 million, $28.5 million, $20.4 million, $10.6 million and $20.0 million as of the years ended 2014, 2013, 2012, 2011 and 2010, respectively.

Non-performing Commercial and Commercial Real Estate
The commercial non-performing loan category totaled $9.6 million as of December 31, 2014 compared to $10.8 million as of December 31, 2013, while the non-performing commercial real estate loan category totaled $26.6 million as of December 31, 2014 compared to $46.9 million as of December 31, 2013. Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
Non-performing home equity and residential real estate loans totaled $21.7 million as of December 31, 2014. The balance decreased $3.4 million from December 31, 2013. The December 31, 2014 non-performing balance is comprised of $15.5 million of residential real estate (74 individual credits) and $6.2 million of home equity loans (39 individual credits). On average, this is approximately eight non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of December 31, 2014 and 2013, and the amount of net charge-offs for the years then ended.

	December 31,
(Dollars in thousands)	2014	2013
Non-performing premium finance receivables — commercial	$20,370	$19,379
- as a percent of premium finance receivables — commercial	0.87%	0.89%
Net charge-offs of premium finance receivables — commercial	$4,583	$3,955
- as a percent of average premium finance receivables — commercial	0.19%	0.19%
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

Loan Portfolio Aging
The following table shows, as of December 31, 2014, only 0.6% of the entire portfolio, excluding covered loans, is in a non-performing loan (non-accrual or greater than 90 days past due and still accruing interest) with only 0.8% either one or two payments past due. In total, 98.6% of the Company’s total loan portfolio, excluding covered loans, as of December 31, 2014 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2014 and 2013:

As of December 31, 2014 (Dollars in thousands)	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$9,132	$474	$3,161	$7,492	$2,194,221	$2,214,480
Franchise	—	—	308	1,219	250,673	252,200
Mortgage warehouse lines of credit	—	—	—	—	139,003	139,003
Community Advantage – homeowners association	—	—	—	—	106,364	106,364
Aircraft	—	—	—	—	8,065	8,065
Asset-based lending	25	—	1,375	2,394	802,608	806,402
Tax exempt	—	—	—	—	217,487	217,487
Leases	—	—	77	315	159,744	160,136
Other	—	—	—	—	11,034	11,034
PCI - commercial (1)	—	365	202	138	8,518	9,223
Total commercial	9,157	839	5,123	11,558	3,897,717	3,924,394
Commercial real-estate:
Residential construction	—	—	250	76	38,370	38,696
Commercial construction	230	—	—	2,023	185,513	187,766
Land	2,656	—	—	2,395	86,779	91,830
Office	7,288	—	2,621	1,374	694,149	705,432
Industrial	2,392	—	—	3,758	617,820	623,970
Retail	4,152	—	116	3,301	723,919	731,488
Multi-family	249	—	249	1,921	603,323	605,742
Mixed use and other	9,638	—	2,603	9,023	1,443,853	1,465,117
PCI - commercial real-estate (1)	—	10,976	6,393	4,016	34,327	55,712
Total commercial real-estate	26,605	10,976	12,232	27,887	4,428,053	4,505,753
Home equity	6,174	—	983	3,513	705,623	716,293
Residential real estate	15,502	—	267	6,315	459,224	481,308
PCI - residential real estate (1)	—	549	—	—	1,685	2,234
Premium finance receivables
Commercial insurance loans	12,705	7,665	5,995	17,328	2,307,140	2,350,833
Life insurance loans	—	—	13,084	339	1,870,669	1,884,092
PCI - life insurance loans (1)	—	—	—	—	393,479	393,479
Consumer and other	277	119	293	838	149,485	151,012
Total loans, net of unearned income, excluding covered loans	$70,420	$20,148	$37,977	$67,778	$14,213,075	$14,409,398
Covered loans	7,290	17,839	1,304	4,835	195,441	226,709
Total loans, net of unearned income	$77,710	$37,987	$39,281	$72,613	$14,408,516	$14,636,107

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2014	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial and industrial	0.4%	—%	0.1%	0.3%	99.2%	100.0%
Franchise	—	—	0.1	0.5	99.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.2	0.3	99.5	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	0.2	99.8	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	4.0	2.2	1.5	92.3	100.0
Total commercial	0.2	—	0.1	0.3	99.4	100.0
Commercial real-estate:
Residential construction	—	—	0.6	0.2	99.2	100.0
Commercial construction	0.1	—	—	1.1	98.8	100.0
Land	2.9	—	—	2.6	94.5	100.0
Office	1.0	—	0.4	0.2	98.4	100.0
Industrial	0.4	—	—	0.6	99.0	100.0
Retail	0.6	—	—	0.5	98.9	100.0
Multi-family	—	—	—	0.3	99.7	100.0
Mixed use and other	0.7	—	0.2	0.6	98.5	100.0
PCI - commercial real-estate (1)	—	19.7	11.5	7.2	61.6	100.0
Total commercial real-estate	0.6	0.2	0.3	0.6	98.3	100.0
Home equity	0.9	—	0.1	0.5	98.5	100.0
Residential real estate	3.2	—	0.1	1.3	95.4	100.0
PCI - residential real estate (1)	—	24.6	—	—	75.4	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.3	0.3	0.7	98.2	100.0
Life insurance loans	—	—	0.7	—	99.3	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	0.2	0.6	98.9	100.0
Total loans, net of unearned income, excluding covered loans	0.5%	0.1%	0.3%	0.5%	98.6%	100.0%
Covered loans	3.2	7.9	0.6	2.1	86.2	100.0
Total loans, net of unearned income	0.5%	0.3%	0.3%	0.5%	98.4%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2013 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,143	$—	$4,938	$7,404	$1,813,721	$1,836,206
Franchise	—	—	400	—	219,983	220,383
Mortgage warehouse lines of credit	—	—	—	—	67,470	67,470
Community Advantage – homeowners association	—	—	—	—	90,894	90,894
Aircraft	—	—	—	—	10,241	10,241
Asset-based lending	637	—	388	1,878	732,190	735,093
Tax exempt	—	—	—	—	161,239	161,239
Leases	—	—	—	788	109,043	109,831
Other	—	—	—	—	11,147	11,147
PCI - commercial (1)	—	274	156	1,685	9,068	11,183
Total commercial	10,780	274	5,882	11,755	3,224,996	3,253,687
Commercial real-estate:
Residential construction	149	—	—	—	38,351	38,500
Commercial construction	6,969	—	—	505	129,232	136,706
Land	2,814	—	4,224	619	99,128	106,785
Office	10,087	—	2,265	3,862	626,027	642,241
Industrial	5,654	—	585	914	626,785	633,938
Retail	10,862	—	837	2,435	642,125	656,259
Multi-family	2,035	—	—	348	564,154	566,537
Mixed use and other	8,088	230	3,943	15,949	1,344,244	1,372,454
PCI - commercial real-estate (1)	—	18,582	3,540	5,238	49,255	76,615
Total commercial real-estate	46,658	18,812	15,394	29,870	4,119,301	4,230,035
Home equity	10,071	—	1,344	3,060	704,662	719,137
Residential real estate	14,974	—	1,689	5,032	410,430	432,125
PCI - residential real estate (1)	—	1,988	—	—	879	2,867
Premium finance receivables
Commercial insurance loans	10,537	8,842	6,912	24,094	2,117,180	2,167,565
Life insurance loans	—	—	2,524	1,808	1,495,460	1,499,792
PCI - life insurance loans (1)	—	—	—	—	423,906	423,906
Consumer and other	1,137	286	76	1,010	164,979	167,488
Total loans, net of unearned income, excluding covered loans	$94,157	$30,202	$33,821	$76,629	$12,661,793	$12,896,602
Covered loans	9,425	56,282	5,877	7,937	266,910	346,431
Total loans, net of unearned income	$103,582	$86,484	$39,698	$84,566	$12,928,703	$13,243,033

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2013	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial and industrial	0.6%	—%	0.3%	0.4%	98.7%	100.0%
Franchise	—	—	0.2	—	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	0.1	0.3	99.5	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	0.7	99.3	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	2.5	1.4	15.1	81.0	100.0
Total commercial	0.3	—	0.2	0.4	99.1	100.0
Commercial real-estate
Residential construction	0.4	—	—	—	99.6	100.0
Commercial construction	5.1	—	—	0.4	94.5	100.0
Land	2.6	—	4.0	0.6	92.8	100.0
Office	1.6	—	0.4	0.6	97.4	100.0
Industrial	0.9	—	0.1	0.1	98.9	100.0
Retail	1.7	—	0.1	0.4	97.8	100.0
Multi-family	0.4	—	—	0.1	99.5	100.0
Mixed use and other	0.6	—	0.3	1.2	97.9	100.0
PCI - commercial real-estate (1)	—	24.3	4.6	6.8	64.3	100.0
Total commercial real-estate	1.1	0.4	0.4	0.7	97.4	100.0
Home equity	1.4	—	0.2	0.4	98.0	100.0
Residential real estate	3.5	—	0.4	1.2	94.9	100.0
PCI - residential real estate (1)	—	69.3	—	—	30.7	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.3	1.1	97.7	100.0
Life insurance loans	—	—	0.2	0.1	99.7	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.7	0.2	—	0.6	98.5	100.0
Total loans, net of unearned income, excluding covered loans	0.7%	0.2%	0.3%	0.6%	98.2%	100.0%
Covered loans	2.7	16.2	1.7	2.3	77.1	100.0
Total loans, net of unearned income	0.8%	0.7%	0.3%	0.6%	97.6%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of December 31, 2014, only $38.0 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $67.8 million, or 0.5%, were 30 to 59 days (or one payment) past due. As of December 31, 2013, $33.8 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $76.6 million, or 0.6%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real-estate loans with delinquencies from 30 to 89 days past-due decreased $6.1 million since December 31, 2013.
The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2014 that are current with regard to the contractual terms of the loan agreement represent 98.5% of the total home equity portfolio. Residential real estate loans, excluding PCI loans, at December 31, 2014 that are current with regards to the contractual terms of the loan agreements comprise 95.4% of these residential real estate loans outstanding.

Non-performing Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

(Dollars in thousands)	2014	2013
Balance at beginning of period	$103,334	$118,083
Additions, net	37,984	94,076
Return to performing status	(8,345)	(11,692)
Payments received	(15,031)	(35,066)
Transfers to OREO and other repossessed assets	(23,402)	(21,531)
Charge-offs	(17,159)	(38,662)
Net change for niche loans (1)	1,296	(1,874)
Balance at end of period	$78,677	$103,334

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
The following table sets forth the allocation of the allowance for loan and covered loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for loan losses and allowance for covered loan losses allocation:
Commercial	$31,699	26%	$23,092	25%	$28,794	24%	$31,237	22%	$31,777	21%
Commercial real-estate	35,533	31	48,658	32	52,135	31	56,405	31	62,618	34
Home equity	12,500	5	12,611	5	12,734	6	7,712	8	6,213	9
Residential real-estate	4,218	3	5,108	3	5,560	3	5,028	3	5,107	3
Premium finance receivables – commercial	5,726	16	4,842	16	5,530	16	6,109	13	5,482	13
Premium finance receivables – life insurance	787	16	741	15	566	14	1,105	15	837	15
Consumer and other	1,242	1	1,870	1	2,032	2	2,785	2	1,869	2
Total allowance for loan losses	91,705	98	96,922	97	107,351	96	110,381	94	113,903	97
Covered loans	2,131	2	10,092	3	13,454	4	12,977	6	—	3
Total allowance for loan losses and allowance for covered loan losses	$93,836	100%	$107,014	100%	$120,805	100%	$123,358	100%	$113,903	100%
Allowance category as a percent of total allowance for loan losses and allowance for covered loan losses:
Commercial	34%		22%		24%		25%		28%
Commercial real-estate	38		45		43		46		55
Home equity	13		12		11		6		5
Residential real-estate	4		5		5		4		4
Premium finance receivables—commercial	6		5		5		5		5
Premium finance receivables—life insurance	1		1		—		1		1
Consumer and other	2		1		1		2		2
Total allowance for loan losses	98		91		89		89		100
Covered loans	2		9		11		11		—
Total allowance for loan losses	100%		100%		100%		100%		100%
Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$775		$719		$14,647		$13,231		$4,134
Total allowance for credit losses including allowance for covered loan losses	$94,611		$107,733		$135,452		$136,589		$118,037
Management determined that the allowance for loan losses was appropriate at December 31, 2014, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.

(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of year	$96,922	$107,351	$110,381	$113,903	$98,277
Provision for credit losses	22,889	45,984	72,412	97,920	124,664
Other adjustments	(824)	(938)	(1,333)	—	1,943
Reclassification from (to) allowance for unfunded lending-related commitments	(56)	640	693	1,904	(1,301)
Charge-offs:
Commercial	4,153	14,123	22,405	31,951	18,592
Commercial real estate	15,788	32,745	43,539	62,698	61,873
Home equity	3,895	6,361	9,361	5,020	5,926
Residential real estate	1,750	2,958	4,060	4,115	1,143
Premium finance receivables – commercial	5,722	5,063	3,751	6,617	23,005
Premium finance receivables – life insurance	4	17	29	275	233
Consumer and other	792	1,110	1,245	1,776	2,108
Total charge-offs	32,104	62,377	84,390	112,452	112,880
Recoveries:
Commercial	1,198	1,655	1,220	1,258	1,140
Commercial real estate	1,334	2,526	6,635	1,386	914
Home equity	535	432	428	64	24
Residential real estate	335	289	22	10	12
Premium finance receivables – commercial	1,139	1,108	871	6,006	781
Premium finance receivables – life insurance	11	13	69	12	—
Consumer and other	326	239	343	370	329
Total recoveries	4,878	6,262	9,588	9,106	3,200
Net charge-offs, excluding covered loans	(27,226)	(56,115)	(74,802)	(103,346)	(109,680)
Allowance for loan losses at year end	$91,705	$96,922	$107,351	$110,381	$113,903
Allowance for unfunded lending-related commitments at year end	$775	$719	$14,647	$13,231	$4,134
Allowance for credit losses at year end	$92,480	$97,641	$121,998	$123,612	$118,037
Net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.08%	0.41%	0.81%	1.44%	0.95%
Commercial real estate	0.33	0.74	1.02	1.80	1.83
Home equity	0.47	0.79	1.08	0.56	0.64
Residential real estate	0.19	0.35	0.51	0.79	0.19
Premium finance receivables – commercial	0.19	0.19	0.16	0.04	1.74
Premium finance receivables – life insurance	—	—	—	0.02	—
Consumer and other	0.28	0.47	0.47	0.82	1.00
Total loans, net of unearned income, excluding covered loans	0.20%	0.44%	0.65%	1.02%	1.16%
Net charge-offs as a percentage of the provision for credit losses	118.94%	122.04%	103.30%	105.54%	87.98%
Year-end total loans (excluding covered loans)	$14,409,398	$12,896,602	$11,828,943	$10,521,377	$9,599,886
Allowance for loan losses as a percentage of loans at end of year	0.64%	0.75%	0.91%	1.05%	1.19%
Allowance for credit losses as a percentage of loans at end of year	0.64%	0.76%	1.03%	1.17%	1.23%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $775,000 as of December 31, 2014 compared to $719,000 as of December 31, 2013.

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
How We Determine the Allowance for Credit Losses
The allowance for loan losses includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. If the loan is impaired, the Company analyzes the loan for purposes of calculating our specific impairment reserves as part of the Problem Loan Reporting system review. A general reserve is separately determined for loans not considered impaired. See Note 5 of the Consolidated Financial Statements for further discussion of the specific impairment reserve and general reserve as it relates to the allowance for credit losses for each loan category and the total loan portfolio, excluding covered loans.
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
At December 31, 2014, the Company had $127.4 million of impaired loans with $69.5 million of this balance requiring $6.3 million of specific impairment reserves. At December 31, 2013, the Company had $162.2 million of impaired loans with $92.2 million of this balance requiring $8.3 million of specific impairment reserves. The most significant fluctuations in impaired loans requiring specific impairment reserves from 2013 to 2014 occurred within the land, office and mixed use and other portfolios. The recorded investment of the land portfolio requiring specific impairment decreased $5.5 million primarily as a result of two loans totaling approximately $3.9 million no longer requiring an impairment reserve as well as $1.5 million of payments for a separate loan. The office portfolio balance increased $3.2 million, however, the related specific impairment decreased $948,000. This fluctuation was primarily the result of two loans totaling approximately $3.7 million now requiring a specific reserve as well as a separate loan no longer requiring a $1.1 million impairment at December 31, 2014 due to charge-offs during the period. Additionally, the recorded investment of the mixed use and other portfolio requiring specific impairment decreased $7.2 million, however, specific impairment increased $874,000. These fluctuations were the result of one large loan totaling approximately $6.0 million no longer requiring a specific reserve at December 31, 2014 and the addition of a non-accrual loan during the period with $747,000 of impairment. See Note 5 of the Consolidated Financial Statements for further discussion of impaired loans and the related specific impairment reserve.
General Reserves:
For loans with a credit risk rating of 1 through 7 that are not considered impaired loans, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience over a three-year period, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.
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

The reasons for the migration in 2012 to a three-year average historical loss rate from the previous five-year average historical loss rate analysis are:

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
The home equity loan portfolio is reviewed on a loan by loan basis by analyzing current FICO scores of the borrowers, line availability, recent line usage, an approaching maturity and the aging status of the loan. Certain of these factors, or combination of these factors, may cause a portion of the credit risk ratings of home equity loans across all banks to be downgraded. Similar to commercial and commercial real estate loans, once a home equity loan’s credit risk rating is downgraded to a 6 through 9, the Company’s Managed Asset Division reviews and advises the subsidiary banks as to collateral valuations and as to the ultimate resolution of the credits that deteriorate to a non-accrual status to minimize losses.
Residential real estate loans that are downgraded to a credit risk rating of 6 through 9 also enter the problem loan reporting system and have the underlying collateral evaluated by the Managed Assets Division.
Premium Finance Receivables
The determination of the appropriate allowance for loan losses for premium finance receivables is based on the assigned credit risk rating of loans in the portfolio. Loss factors are assigned to each risk rating in order to calculate an allowance for credit losses. The allowance for loan losses for these categories is entirely a general reserve.

Effects of Economic Recession and Real Estate Market
In recent years, the Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however, the Company's markets have clearly been under stress. As of December 31, 2014, home equity loans and residential mortgages comprised 5% and 3%, respectively, of the Company’s total loan portfolio. At December 31, 2014 (excluding covered loans), approximately only 4.6% of all of the Company’s residential mortgage loans, excluding PCI loans, and approximately only 1.5% of all of the Company’s home equity loans are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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

TDRs
At December 31, 2014, the Company had $82.3 million in loans classified as TDRs. The $82.3 million in TDRs represents 145 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $107.1 million representing 149 credits at December 31, 2013.
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
Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at December 31, 2014 and approximately $1.6 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at December 31, 2014, the Company was committed to lend additional funds to borrowers totaling $2.6 million under the contractual terms related to TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Accruing TDRs:
Commercial	$6,654	$6,045
Commercial real estate	60,120	69,225
Residential real estate and other	2,923	3,340
Total accruing TDRs	$69,697	$78,610
Non-accrual TDRs: (1)
Commercial	$922	$1,343
Commercial real estate	7,503	24,310
Residential real estate and other	4,153	2,840
Total non-accrual TDRs	$12,578	$28,493
Total TDRs:
Commercial	$7,576	$7,388
Commercial real estate	67,623	93,535
Residential real estate and other	7,076	6,180
Total TDRs	$82,275	$107,103
Weighted-average contractual interest rate of TDRs	4.09%	4.12%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of December 31, 2014, 2013 and 2012, and shows the changes in the balance during those periods:

Year Ended December 31, 2014 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,388	$93,535	$6,180	$107,103
Additions during the period	1,549	8,582	1,836	11,967
Reductions:
Charge-offs	(51)	(6,875)	(479)	(7,405)
Transferred to OREO and other repossessed assets	(252)	(16,057)	—	(16,309)
Removal of TDR loan status (1)	(383)	—	—	(383)
Payments received	(675)	(11,562)	(461)	(12,698)
Balance at period end	$7,576	$67,623	$7,076	$82,275

Year Ended December 31, 2013 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$17,995	$102,415	$6,063	$126,473
Additions during the period	708	19,676	2,296	22,680
Reductions:
Charge-offs	(3,146)	(8,658)	(369)	(12,173)
Transferred to OREO and other repossessed assets	(3,800)	(1,948)	(103)	(5,851)
Removal of TDR loan status (1)	(2,932)	(1,003)	—	(3,935)
Payments received	(1,437)	(16,947)	(1,707)	(20,091)
Balance at period end	$7,388	$93,535	$6,180	$107,103

Year Ended December 31, 2012 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$10,834	$112,796	$6,888	$130,518
Additions during the period	14,312	56,564	1,672	72,548
Reductions:
Charge-offs	(5,160)	(13,259)	(1,396)	(19,815)
Transferred to OREO and other repossessed assets	—	(4,096)	(449)	(4,545)
Removal of TDR loan status (1)	(363)	(6,365)	(273)	(7,001)
Payments received	(1,628)	(43,225)	(379)	(45,232)
Balance at period end	$17,995	$102,415	$6,063	$126,473

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
Loan Concentrations
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2014, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

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

	Year Ended
(Dollars in thousands)	December 31, 2014	December 31, 2013
Balance at beginning of period	$50,454	$62,891
Disposal/resolved	(30,923)	(34,071)
Transfers in at fair value, less costs to sell	32,162	20,825
Additions from acquisition	—	8,591
Fair value adjustments	(6,051)	(7,782)
Balance at end of period	$45,642	$50,454

	Period End
(Dollars in thousands)	December 31, 2014	December 31, 2013
Residential real estate	$7,779	$5,452
Residential real estate development	3,245	3,859
Commercial real estate	34,618	41,143
Total	$45,642	$50,454

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
The following table summarizes the capital guidelines for bank holding companies, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2014, 2013 and 2012:

	Minimum Ratios	Well Capitalized Ratios	2014	2013	2012
Tier 1 Leverage Ratio	4.0%	5.0%	10.2%	10.5%	10.0%
Tier 1 Capital to Risk-Weighted Assets	4.0%	6.0%	11.6%	12.2%	12.1%
Total Capital to Risk-Weighted Assets	8.0%	10.0%	13.0%	12.9%	13.1%
Total average equity to total average assets	N/A	N/A	10.7%	10.6%	10.3%
Dividend payout ratio	N/A	N/A	13.4%	6.5%	7.8%

As reflected in the table, each of the Company’s capital ratios at December 31, 2014, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 19 of the Consolidated Financial Statements for further information on the capital positions of the banks.
The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes 13, 15 and 23 of the Consolidated Financial Statements for further information on the Company’s, subordinated notes, junior subordinated debentures and shareholders’ equity, respectively. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share for $126.5 million in an equity offering. Net proceeds to the Company totaled $122.7 million after deducting offering costs. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In 2014, pursuant to such terms, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. In 2013, 23 shares of the Series C Preferred Stock were converted at the option of the respective holders into 558 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

In December 2010, the Company sold 4.6 million 7.50% tangible equity units (“TEU”) at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit was composed of a prepaid stock purchase contract and a junior subordinated amortizing note that was paid-off in December 2013. For additional discussion of the TEUs, see Note 23 and 14 of the Consolidated Financial Statements.
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve semi-annual dividends until quarterly dividends were approved in 2014. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on December 15, 2014, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2014, Wintrust declared a quarterly cash dividend of $0.10 per common share. In January and July of 2013, Wintrust declared semi-annual cash dividends of $0.09 per common share. In January of 2015, Wintrust declared a quarterly cash dividend of $0.11 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.
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
Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2014, 2013 and 2012 the subsidiaries paid dividends to Wintrust totaling $77.0 million, $112.8 million, and $45.0 million, respectively. At January 1, 2015, subject to minimum capital requirements at the banks, approximately $47.5 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.
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

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Total deposits	$16,281,844	14,668,789	14,428,544	12,307,267	10,803,673
Brokered Deposits (1)	718,986	476,139	787,812	674,013	639,687
Brokered deposits as a percentage of total deposits (1)	4.4%	3.2%	5.5%	5.5%	5.9%

(1)
Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2014 and 2013, the banks had approximately $948.4 million and $815.9 million, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.
As discussed in Note 6 of the Consolidated Financial Statements, in September 2009, the Company’s subsidiary, FIFC, sponsored a QSPE that issued $600 million in aggregate principal amount of its Notes. The QSPE’s obligations under the Notes were secured by loans made to buyers of property and casualty insurance policies to finance the related premiums payable by the buyers to the insurance companies for the policies. At the time of issuance, the Notes were eligible collateral under TALF and certain investors therefore received non-recourse funding from the New York Fed in order to purchase the Notes. As a result, FIFC believes it received greater proceeds at lower interest rates from the securitization than it otherwise would have received in a non-TALF-eligible transaction. During 2012, the Company repurchased $239.2 million, respectively, of the Notes in the open market effectively defeasing a portion of the Notes. During the third quarter of 2012, the QSPE completely paid-off the remaining portion of the Notes resulting in no balance remaining at December 31, 2014 and 2013.
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
Contractual Obligations. The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total
Deposits	11	$14,864,063	1,257,354	156,244	4,183	16,281,844
FHLB advances (1)	12	551,550	61,500	95,000	25,000	733,050
Subordinated notes	13	—	—	—	140,000	140,000
Other borrowings	14	178,180	18,285	—	—	196,465
Junior subordinated debentures	15	—	—	—	249,493	249,493
Operating leases	16	8,636	19,010	16,544	122,618	166,808
Purchase obligations (2)		63,056	30,174	19,952	95,770	208,952
Total		$15,665,485	1,386,323	287,740	637,064	17,976,612

(1)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(2)
Purchase obligations presented above primarily relate to certain contractual cash obligations for pending acquisitions, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2014 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.
Commitments.
The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2014. Further information on these commitments is included in Note 20 of the Consolidated Financial Statements.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$1,745,575	899,814	319,658	130,989	3,096,036
Residential real estate	427,422	—	—	—	427,422
Revolving home equity lines of credit	744,265	—	—	—	744,265
Letters of credit	101,762	66,593	7,052	245	175,652
Commitments to sell mortgage loans	575,449	—	—	—	575,449
Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2014, the liability for estimated losses on repurchase and indemnification was $3.1 million and was included in other liabilities on the balance sheet.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases in market rates of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2014 and December 31, 2013 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2014	13.4%	6.4%	(10.1)%	(16.9)%
December 31, 2013	13.0%	5.7%	(12.9)%	21.2%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2014	5.4%	2.5%	(3.9)%	(7.6)%
December 31, 2013	5.0%	2.4%	(5.0)%	(10.0)%
One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 21 of the Financial Statements presented under Item 8 of this report for further information on the Company’s derivative financial instruments.
During 2014 and 2013, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use other financial derivative instruments. There were no covered call options outstanding as of December 31, 2014 or 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries
We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wintrust Financial Corporation and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2015

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands)	2014	2013
Assets
Cash and due from banks	$225,136	$253,408
Federal funds sold and securities purchased under resale agreements	5,571	10,456
Interest bearing deposits with banks	998,437	495,574
Available-for-sale securities, at fair value	1,792,078	2,176,290
Trading account securities	1,206	497
Federal Home Loan Bank and Federal Reserve Bank stock	91,582	79,261
Brokerage customer receivables	24,221	30,953
Mortgage loans held-for-sale	351,290	334,327
Loans, net of unearned income, excluding covered loans	14,409,398	12,896,602
Covered loans	226,709	346,431
Total loans	14,636,107	13,243,033
Less: Allowance for loan losses	91,705	96,922
Less: Allowance for covered loan losses	2,131	10,092
Net loans	14,542,271	13,136,019
Premises and equipment, net	555,228	531,947
FDIC indemnification asset	11,846	85,672
Accrued interest receivable and other assets	501,882	569,619
Trade date securities receivable	485,534	—
Goodwill	405,634	374,547
Other intangible assets	18,811	19,213
Total assets	$20,010,727	$18,097,783

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$3,518,685	$2,721,771
Interest bearing	12,763,159	11,947,018
Total deposits	16,281,844	14,668,789
Federal Home Loan Bank advances	733,050	417,762
Other borrowings	196,465	255,104
Subordinated notes	140,000	—
Junior subordinated debentures	249,493	249,493
Trade date securities payable	3,828	303,088
Accrued interest payable and other liabilities	336,225	302,958
Total liabilities	17,940,905	16,197,194
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,467 and 126,477 shares issued and outstanding at December 31, 2014 and 2013, respectively	126,467	126,477
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2014 and 2013; 46,881,108 shares issued at December 31, 2014 and 46,181,588 shares issued at December 31, 2013	46,881	46,181
Surplus	1,133,955	1,117,032
Treasury stock, at cost, 76,053 shares issued at December 31, 2014 and 65,005 shares at December 31, 2013	(3,549)	(3,000)
Retained earnings	803,400	676,935
Accumulated other comprehensive loss	(37,332)	(63,036)
Total shareholders’ equity	2,069,822	1,900,589
Total liabilities and shareholders’ equity	$20,010,727	$18,097,783
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Interest income
Interest and fees on loans	$613,024	$588,435	$583,872
Interest bearing deposits with banks	1,472	1,644	1,552
Federal funds sold and securities purchased under resale agreements	25	27	38
Available-for-sale securities	52,951	37,025	38,134
Trading account securities	79	25	28
Federal Home Loan Bank and Federal Reserve Bank stock	2,920	2,773	2,550
Brokerage customer receivables	796	780	847
Total interest income	671,267	630,709	627,021
Interest expense
Interest on deposits	48,411	53,191	68,305
Interest on Federal Home Loan Bank advances	10,523	11,014	12,103
Interest on other borrowings	1,773	4,341	14,053
Interest on subordinated notes	3,906	167	428
Interest on junior subordinated debentures	8,079	11,369	12,616
Total interest expense	72,692	80,082	107,505
Net interest income	598,575	550,627	519,516
Provision for credit losses	20,537	46,033	76,436
Net interest income after provision for credit losses	578,038	504,594	443,080
Non-interest income
Wealth management	71,343	63,042	52,680
Mortgage banking	91,617	106,857	109,970
Service charges on deposit accounts	23,307	20,366	16,971
(Losses) gains on available-for-sale securities, net	(504)	(3,000)	4,895
Fees from covered call options	7,859	4,773	10,476
Gain on bargain purchases, net	—	—	7,503
Trading (losses) gains, net	(1,609)	892	(1,900)
Other	23,227	29,467	25,497
Total non-interest income	215,240	222,397	226,092
Non-interest expense
Salaries and employee benefits	335,506	308,794	288,589
Equipment	29,751	26,450	23,222
Occupancy, net	42,889	36,633	32,294
Data processing	19,336	18,672	15,739
Advertising and marketing	13,571	11,051	9,438
Professional fees	15,574	14,922	15,262
Amortization of other intangible assets	4,692	4,627	4,324
FDIC insurance	12,168	12,728	13,422
OREO expenses, net	9,367	5,834	22,103
Other	63,993	62,840	64,647
Total non-interest expense	546,847	502,551	489,040
Income before taxes	246,431	224,440	180,132
Income tax expense	95,033	87,230	68,936
Net income	$151,398	$137,210	$111,196
Preferred stock dividends and discount accretion	6,323	8,395	9,093
Net income applicable to common shares	$145,075	$128,815	$102,103
Net income per common share—Basic	$3.12	$3.33	$2.81
Net income per common share—Diluted	$2.98	$2.75	$2.31
Cash dividends declared per common share	$0.40	$0.18	$0.18
Weighted average common shares outstanding	46,524	38,699	36,365
Dilutive potential common shares	4,321	11,249	11,669
Average common shares and dilutive common shares	50,845	49,948	48,034
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net income	$151,398	$137,210	$111,196
Unrealized gains (losses) on securities
Before tax	72,488	(102,790)	8,793
Tax effect	(28,660)	40,608	(3,332)
Net of tax	43,828	(62,182)	5,461
Less: Reclassification of net (losses) gains included in net income
Before tax	(504)	(3,000)	4,895
Tax effect	200	1,193	(1,940)
Net of tax	(304)	(1,807)	2,955
Net unrealized gains (losses) on securities	44,132	(60,375)	2,506
Unrealized (losses) gains on derivative instruments
Before tax	(91)	4,702	2,960
Tax effect	36	(1,872)	(1,170)
Net unrealized (losses) gains on derivative instruments	(55)	2,830	1,790
Foreign currency translation adjustment
Before tax	(24,346)	(17,564)	8,249
Tax effect	5,973	4,362	(1,956)
Net foreign currency translation adjustment	(18,373)	(13,202)	6,293
Total other comprehensive income (loss)	25,704	(70,747)	10,589
Comprehensive income	$177,102	$66,463	$121,785
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2011	$49,768	$35,982	$1,001,316	$(112)	$459,457	$(2,878)	$1,543,533
Net income	—	—	—	—	111,196	—	111,196
Other comprehensive income, net of tax	—	—	—	—	—	10,589	10,589
Cash dividends declared on common stock	—	—	—	—	(6,537)	—	(6,537)
Dividends on preferred stock	—	—	—	—	(8,955)	—	(8,955)
Accretion on preferred stock	138	—	—	—	(138)	—	—
Stock-based compensation	—	—	9,072	—	—	—	9,072
Issuance of Series C preferred stock	126,500	—	(3,810)	—	—	—	122,690
Common stock issued for:
Acquisitions	—	398	14,162	—	—	—	14,560
Exercise of stock options and warrants	—	503	11,904	(6,717)	—	—	5,690
Restricted stock awards	—	132	(117)	(1,009)	—	—	(994)
Employee stock purchase plan	—	71	2,254	—	—	—	2,325
Director compensation plan	—	22	1,514	—	—	—	1,536
Balance at December 31, 2012	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
Net income	—	—	—	—	137,210	—	137,210
Other comprehensive loss, net of tax	—	—	—	—	—	(70,747)	(70,747)
Cash dividends declared on common stock	—	—	—	—	(6,903)	—	(6,903)
Dividends on preferred stock	—	—	—	—	(8,325)	—	(8,325)
Accretion on preferred stock	70	—	—	—	(70)	—	—
Stock-based compensation	—	—	6,799	—	—	—	6,799
Conversion of Series A preferred stock to common stock	(49,976)	1,944	48,032	—	—	—	—
Conversion of Series C preferred stock to common stock	(23)	1	22	—	—	—	—
Settlement of prepaid common stock purchase contracts	—	5,870	(14,212)	8,342	—	—	—
Common stock issued for:
Acquisitions	—	648	22,422	—	—	—	23,070
Exercise of stock options and warrants	—	372	13,613	(3,215)	—	—	10,770
Restricted stock awards	—	145	182	(289)	—	—	38
Employee stock purchase plan	—	62	2,397	—	—	—	2,459
Director compensation plan	—	31	1,482	—	—	—	1,513
Balance at December 31, 2013	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
Net income	—	—	—	—	151,398	—	151,398
Other comprehensive loss, net of tax	—	—	—	—	—	25,704	25,704
Cash dividends declared on common stock	—	—	—	—	(18,610)	—	(18,610)
Dividends on preferred stock	—	—	—	—	(6,323)	—	(6,323)
Stock-based compensation	—	—	7,754	—	—	—	7,754
Conversion of Series C preferred stock to common stock	(10)	1	9	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	538	4,414	(313)	—	—	4,639
Restricted stock awards	—	76	178	(236)	—	—	18
Employee stock purchase plan	—	65	2,939	—	—	—	3,004
Director compensation plan	—	20	1,629	—	—	—	1,649
Balance at December 31, 2014	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2014	2013	2012
Operating Activities:
Net income	$151,398	$137,210	$111,196
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	20,537	46,033	76,436
Depreciation and amortization	32,117	26,180	24,676
Deferred income tax expense (benefit)	4,125	1,539	(23,315)
Stock-based compensation expense	7,754	6,799	9,072
Tax (expense) benefit from stock-based compensation arrangements	(594)	(831)	1,392
Excess tax benefits from stock-based compensation arrangements	(444)	(474)	(841)
Net amortization (accretion) of premium on securities	1,498	2,934	(1,034)
Mortgage servicing rights fair value change, net	1,428	(1,739)	4,101
Originations and purchases of mortgage loans held-for-sale	(3,182,684)	(3,708,364)	(3,866,012)
Proceeds from sales of mortgage loans held-for-sale	3,241,489	3,862,030	3,865,863
(Increase) decrease in trading securities, net	(709)	86	1,907
Net decrease (increase) in brokerage customer receivables	6,732	(6,089)	3,061
Gains on mortgage loans sold	(75,768)	(75,793)	(91,527)
Losses (gains) on available-for-sale securities, net	504	3,000	(4,895)
Gain on bargain purchases, net	—	—	(7,503)
Loss on sales of premises and equipment, net	644	23	333
Net loss on sales and fair value adjustments of other real estate owned	3,735	136	15,316
Decrease in accrued interest receivable and other assets, net	62,981	50,854	12,685
(Decrease) increase in accrued interest payable and other liabilities, net	(38,902)	(21,749)	137,743
Net Cash Provided by Operating Activities	235,841	321,785	268,654
Investing Activities:
Proceeds from maturities of available-for-sale securities	431,347	295,807	588,281
Proceeds from sales of available-for-sale securities	852,330	138,274	2,399,035
Purchases of available-for-sale securities	(1,597,587)	(489,131)	(2,570,373)
Net cash received (paid) for acquisitions	228,946	(14,491)	64,351
Divestiture of operations	—	(149,100)	—
Proceeds from sales of other real estate owned	92,620	100,162	88,633
Proceeds received from the FDIC related to reimbursements on covered assets	19,999	53,443	169,689
Net (increase) decrease in interest-bearing deposits with banks	(502,863)	643,626	(212,564)
Net increase in loans	(1,354,466)	(781,693)	(948,601)
Purchases of premises and equipment, net	(38,136)	(37,694)	(74,326)
Net Cash Used for Investing Activities	(1,867,810)	(240,797)	(495,875)
Financing Activities:
Increase (decrease) in deposit accounts	1,217,396	(78,946)	1,251,792
Decrease in other borrowings, net	(58,639)	(22,396)	(306,786)
Increase (decrease) in Federal Home Loan Bank advances, net	315,550	(18,000)	(70,000)
Proceeds from the issuance of subordinated notes, net	139,090	—	—
Repayment of subordinated notes	—	(15,000)	(20,000)
Payoff of secured borrowing	—	—	(600,000)
Excess tax benefits from stock-based compensation arrangements	444	474	841
Net proceeds from issuance of Series C preferred stock	—	—	122,690
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	10,453	19,113	14,891
Common stock repurchases	(549)	(3,504)	(7,726)
Dividends paid	(24,933)	(13,893)	(13,157)
Net Cash Provided by (Used for) Financing Activities	1,598,812	(132,152)	372,545
Net (Decrease) Increase in Cash and Cash Equivalents	(33,157)	(51,164)	145,324
Cash and Cash Equivalents at Beginning of Period	263,864	315,028	169,704
Cash and Cash Equivalents at End of Period	$230,707	$263,864	$315,028
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$73,334	$83,395	$109,173
Income taxes, net	72,575	97,703	82,067
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	475,398	559,694	1,158,925
Value ascribed to goodwill and other intangible assets	37,526	35,056	42,588
Fair value of liabilities assumed	405,801	511,603	1,160,084
Non-cash activities
Transfer to other real estate owned from loans	52,102	81,526	30,651
Common stock issued for acquisitions	—	23,070	14,560
See accompanying Notes to Consolidated Financial Statements.

(1) Summary of Significant Accounting Policies
The accounting and reporting policies of Wintrust and its subsidiaries conform to generally accepted accounting principles in the United States and prevailing practices of the banking industry. In the preparation of the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts contained in the consolidated financial statements. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions change beyond management’s expectations. Reclassifications of certain prior year amounts have been made to conform to the current year presentation. The following is a summary of the Company’s significant accounting policies.
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

Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
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

The Company maintains its allowance for loan losses at a level believed appropriate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan reporting system loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (an impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral less the estimated cost to sell. Any shortfall is recorded as a specific reserve. For loans with a credit risk rating of 7 or better that are not considered impaired loans, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience over a three year period, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to income based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Useful lives range from two to 12 years for furniture, fixtures and equipment, two to five years for software and computer-related equipment and seven to 39 years for buildings and improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the respective lease. Land and antique furnishings and artwork are not subject to depreciation. Expenditures for major additions and improvements are capitalized, and maintenance and repairs are charged to expense as incurred. Internal costs related to the configuration and installation of new software and the modification of existing software that provides additional functionality are capitalized.
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
FDIC Indemnification Asset
In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover losses incurred with respect to loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for losses incurred will reduce the loss share assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the loss share assets. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the loss share assets. The corresponding accretion is recorded as a component of non-interest income on the Consolidated Statements of Income. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.
Other Real Estate Owned
Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2014 and 2013, other real estate owned, excluding covered other real estate owned, totaled $45.6 million and $50.5 million, respectively.
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
Bank-Owned Life Insurance
The Company owns BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2014 and 2013, BOLI totaled $121.4 million and $118.5 million, respectively.

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
Commitments to fund mortgage loans (i.e. interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives and are not designated in hedging relationships. Fair values of these mortgage derivatives are estimated based on changes in mortgage rates from the date of the commitments. Changes in the fair values of these derivatives are included in mortgage banking revenue.
Forward currency contracts used to manage foreign exchange risk associated with certain assets are accounted for as derivatives and are not designated in hedging relationships. Foreign currency derivatives are recorded at fair value based on prevailing currency exchange rates at the measurement date. Changes in the fair values of these derivatives resulting from fluctuations in currency rates are recognized in earnings as non-interest income during the period of change.
Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (“covered call options”). These option transactions are designed primarily as an economic hedge to compensate for net interest margin compression by increasing the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2014 and 2013.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities, net of deferred taxes, adjustments related to cash flow hedges, net of deferred taxes and foreign currency translation adjustments, net of taxes.
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
Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in other comprehensive income. Gains and losses relating to the remeasurement of transactions to the functional currency are reported in the Consolidated Statements of Income.

(2) Recent Accounting Pronouncements

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

(3) Available-for-Sale Securities
A summary of the available-for-sale securities portfolio presenting carrying amounts and gross unrealized gains and losses as of December 31, 2014 and 2013 is as follows:

	December 31, 2014				December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
U.S. Treasury	$388,713	$84	$(6,992)	$381,805	$354,262	$141	$(18,308)	$336,095
U.S. Government agencies	686,106	4,113	(21,903)	668,316	950,086	1,680	(56,078)	895,688
Municipal	234,951	5,318	(1,740)	238,529	154,463	2,551	(4,298)	152,716
Corporate notes:
Financial issuers	129,309	2,006	(1,557)	129,758	129,362	1,993	(2,411)	128,944
Other	3,766	55	—	3,821	5,994	105	(5)	6,094
Mortgage-backed: (1)
Mortgage-backed securities	271,129	5,448	(4,928)	271,649	562,708	3,537	(18,047)	548,198
Collateralized mortgage obligations	47,347	249	(535)	47,061	57,711	258	(942)	57,027
Equity securities	46,592	4,872	(325)	51,139	50,532	1,493	(497)	51,528
Total available-for-sale securities	$1,807,913	$22,145	$(37,980)	$1,792,078	$2,265,118	$11,758	$(100,586)	$2,176,290

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$97,395	$(31)	$193,187	$(6,961)	$290,582	$(6,992)
U.S. Government agencies	13,164	(120)	459,035	(21,783)	472,199	(21,903)
Municipal	40,904	(315)	45,438	(1,425)	86,342	(1,740)
Corporate notes:
Financial issuers	1,311	(1)	57,624	(1,556)	58,935	(1,557)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	4,875	(60)	142,301	(4,868)	147,176	(4,928)
Collateralized mortgage obligations	13,198	(13)	14,828	(522)	28,026	(535)
Equity securities	—	—	9,462	(325)	9,462	(325)
Total	$170,847	$(540)	$921,875	$(37,440)	$1,092,722	$(37,980)

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
The Company does not consider securities with unrealized losses at December 31, 2014 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily agency bonds, treasury notes and mortgage-backed securities. Unrealized losses recognized on agency bonds, treasury notes and mortgage-backed securities are the result of increases in yields for similar types of securities which have a longer duration and maturity.
In 2013, the Company recorded an other-than-temporary impairment charge related to a money market preferred security. The Company recognized this charge because it estimated that it would not be able to recover its amortized basis prior to its anticipated sale of the security as a result of the Volcker Rule.
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Realized gains	$405	$434	$4,918
Realized losses	(909)	(106)	(23)
Net realized gains	$(504)	$328	$4,895
Other than temporary impairment charges	—	(3,328)	—
(Losses) gains on available-for-sale securities, net	$(504)	$(3,000)	$4,895
Proceeds from sales of available-for-sale securities, net	$852,330	$138,274	$2,399,035
Net losses on available-for-sale securities resulted in an income tax benefit included in total income tax expense of $194,000 and $1.2 million in 2014 and 2013, respectively. Net gains on available-for-sale securities resulted in income tax expense of $1.9 million in 2012.
The amortized cost and fair value of securities as of December 31, 2014 and December 31, 2013, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$285,596	$285,889	$268,847	$269,168
Due in one to five years	172,647	172,885	358,108	358,357
Due in five to ten years	331,389	325,644	350,372	330,020
Due after ten years	653,213	637,811	616,840	561,992
Mortgage-backed	318,476	318,710	620,419	605,225
Equity securities	46,592	51,139	50,532	51,528
Total available-for-sale securities	$1,807,913	$1,792,078	$2,265,118	$2,176,290
At December 31, 2014 and December 31, 2013, securities having a carrying value of $1.1 billion and $1.2 billion, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2014, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans
The following table shows the Company's loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Balance:
Commercial	$3,924,394	$3,253,687
Commercial real-estate	4,505,753	4,230,035
Home equity	716,293	719,137
Residential real-estate	483,542	434,992
Premium finance receivables—commercial	2,350,833	2,167,565
Premium finance receivables—life insurance	2,277,571	1,923,698
Consumer and other	151,012	167,488
Total loans, net of unearned income, excluding covered loans	$14,409,398	$12,896,602
Covered loans	226,709	346,431
Total loans, net of unearned income	$14,636,107	$13,243,033
Mix:
Commercial	26%	25%
Commercial real-estate	31	32
Home equity	5	5
Residential real-estate	3	3
Premium finance receivables—commercial	16	16
Premium finance receivables—life insurance	16	15
Consumer and other	1	1
Total loans, net of unearned income, excluding covered loans	98%	97%
Covered loans	2	3
Total loans, net of unearned income	100%	100%
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
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $46.9 million and $41.9 million at December 31, 2014 and 2013, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition,” below.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $330,000 and $(9.2) million at December 31, 2014 and 2013, respectively. The net credit balance at December 31, 2013 is primarily the result of purchase accounting adjustments related to the acquisition of FNBI and Diamond in 2013.
Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $3.6 billion and $2.9 billion at December 31, 2014 and 2013, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2014, approximately $2.9 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $717.3 million of pledged loans was used to secure potential borrowings at the Federal Reserve Bank discount window. At December 31, 2014 and 2013, the banks borrowed $733.1 million and $417.8 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 12 – Federal Home Loan Bank Advances for a summary of these borrowings.
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
Acquired Loan Information at Acquisition — PCI Loans
As part of our previous acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Bank acquisitions	$285,809	$227,229	$453,944	$338,517
Life insurance premium finance loans acquisition	399,665	393,479	437,155	423,906
Accretable Yield Activity — PCI Loans
Changes in expected cash flows may vary from period to period as the Company periodically updates its cash flow model assumptions for PCI loans. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, include changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions and loss estimates. The following table provides activity for the accretable yield of PCI loans.

	Years Ended December 31,
	2014		2013
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$107,655	$8,254	$143,224	$13,055
Acquisitions	—	—	5,428	—
Accretable yield amortized to interest income	(29,893)	(7,063)	(36,898)	(8,795)
Accretable yield amortized to indemnification asset (1)	(30,691)	—	(36,202)	—
Reclassification from non-accretable difference (2)	35,782	185	50,873	2,840
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(5,368)	241	(18,770)	1,154
Accretable yield, ending balance (3)	$77,485	$1,617	$107,655	$8,254

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of December 31, 2014, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $18.5 million The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income from loans acquired in bank acquisitions totaled $29.9 million and $36.9 million in 2014 and 2013, respectively.  These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(5) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at December 31, 2014 and 2013:

As of December 31, 2014 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$9,132	$474	$3,161	$7,492	$2,194,221	$2,214,480
Franchise	—	—	308	1,219	250,673	252,200
Mortgage warehouse lines of credit	—	—	—	—	139,003	139,003
Community Advantage — homeowners association	—	—	—	—	106,364	106,364
Aircraft	—	—	—	—	8,065	8,065
Asset-based lending	25	—	1,375	2,394	802,608	806,402
Tax exempt	—	—	—	—	217,487	217,487
Leases	—	—	77	315	159,744	160,136
Other	—	—	—	—	11,034	11,034
PCI - commercial (1)	—	365	202	138	8,518	9,223
Total commercial	9,157	839	5,123	11,558	3,897,717	3,924,394
Commercial real-estate:
Residential construction	—	—	250	76	38,370	38,696
Commercial construction	230	—	—	2,023	185,513	187,766
Land	2,656	—	—	2,395	86,779	91,830
Office	7,288	—	2,621	1,374	694,149	705,432
Industrial	2,392	—	—	3,758	617,820	623,970
Retail	4,152	—	116	3,301	723,919	731,488
Multi-family	249	—	249	1,921	603,323	605,742
Mixed use and other	9,638	—	2,603	9,023	1,443,853	1,465,117
PCI - commercial real-estate (1)	—	10,976	6,393	4,016	34,327	55,712
Total commercial real-estate	26,605	10,976	12,232	27,887	4,428,053	4,505,753
Home equity	6,174	—	983	3,513	705,623	716,293
Residential real estate	15,502	—	267	6,315	459,224	481,308
PCI - residential real estate (1)	—	549	—	—	1,685	2,234
Premium finance receivables
Commercial insurance loans	12,705	7,665	5,995	17,328	2,307,140	2,350,833
Life insurance loans	—	—	13,084	339	1,870,669	1,884,092
PCI - life insurance loans (1)	—	—	—	—	393,479	393,479
Consumer and other	277	119	293	838	149,485	151,012
Total loans, net of unearned income, excluding covered loans	$70,420	$20,148	$37,977	$67,778	$14,213,075	$14,409,398
Covered loans	7,290	17,839	1,304	4,835	195,441	226,709
Total loans, net of unearned income	$77,710	$37,987	$39,281	$72,613	$14,408,516	$14,636,107

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4 - Loans for further discussion of these purchased loans.

As of December 31, 2013 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,143	$—	$4,938	$7,404	$1,813,721	$1,836,206
Franchise	—	—	400	—	219,983	220,383
Mortgage warehouse lines of credit	—	—	—	—	67,470	67,470
Community Advantage — homeowners association	—	—	—	—	90,894	90,894
Aircraft	—	—	—	—	10,241	10,241
Asset-based lending	637	—	388	1,878	732,190	735,093
Tax exempt	—	—	—	—	161,239	161,239
Leases	—	—	—	788	109,043	109,831
Other	—	—	—	—	11,147	11,147
PCI - commercial (1)	—	274	156	1,685	9,068	11,183
Total commercial	10,780	274	5,882	11,755	3,224,996	3,253,687
Commercial real-estate
Residential construction	149	—	—	—	38,351	38,500
Commercial construction	6,969	—	—	505	129,232	136,706
Land	2,814	—	4,224	619	99,128	106,785
Office	10,087	—	2,265	3,862	626,027	642,241
Industrial	5,654	—	585	914	626,785	633,938
Retail	10,862	—	837	2,435	642,125	656,259
Multi-family	2,035	—	—	348	564,154	566,537
Mixed use and other	8,088	230	3,943	15,949	1,344,244	1,372,454
PCI - commercial real-estate (1)	—	18,582	3,540	5,238	49,255	76,615
Total commercial real-estate	46,658	18,812	15,394	29,870	4,119,301	4,230,035
Home equity	10,071	—	1,344	3,060	704,662	719,137
Residential real estate	14,974	—	1,689	5,032	410,430	432,125
PCI - residential real estate (1)	—	1,988	—	—	879	2,867
Premium finance receivables
Commercial insurance loans	10,537	8,842	6,912	24,094	2,117,180	2,167,565
Life insurance loans	—	—	2,524	1,808	1,495,460	1,499,792
PCI - life insurance loans (1)	—	—	—	—	423,906	423,906
Consumer and other	1,137	286	76	1,010	164,979	167,488
Total loans, net of unearned income, excluding covered loans	$94,157	$30,202	$33,821	$76,629	$12,661,793	$12,896,602
Covered loans	9,425	56,282	5,877	7,937	266,910	346,431
Total loans, net of unearned income	$103,582	$86,484	$39,698	$84,566	$12,928,703	$13,243,033

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at December 31, 2014 and 2013:

	Performing		Non-performing		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2014	2013	2014	2013	2014	2013
Loan Balances:
Commercial
Commercial and industrial	$2,204,874	$1,826,063	$9,606	$10,143	$2,214,480	$1,836,206
Franchise	252,200	220,383	—	—	252,200	220,383
Mortgage warehouse lines of credit	139,003	67,470	—	—	139,003	67,470
Community Advantage—homeowners association	106,364	90,894	—	—	106,364	90,894
Aircraft	8,065	10,241	—	—	8,065	10,241
Asset-based lending	806,377	734,456	25	637	806,402	735,093
Tax exempt	217,487	161,239	—	—	217,487	161,239
Leases	160,136	109,831	—	—	160,136	109,831
Other	11,034	11,147	—	—	11,034	11,147
PCI - commercial (1)	9,223	11,183	—	—	9,223	11,183
Total commercial	3,914,763	3,242,907	9,631	10,780	3,924,394	3,253,687
Commercial real-estate
Residential construction	38,696	38,351	—	149	38,696	38,500
Commercial construction	187,536	129,737	230	6,969	187,766	136,706
Land	89,174	103,971	2,656	2,814	91,830	106,785
Office	698,144	632,154	7,288	10,087	705,432	642,241
Industrial	621,578	628,284	2,392	5,654	623,970	633,938
Retail	727,336	645,397	4,152	10,862	731,488	656,259
Multi-family	605,493	564,502	249	2,035	605,742	566,537
Mixed use and other	1,455,479	1,364,136	9,638	8,318	1,465,117	1,372,454
PCI - commercial real-estate (1)	55,712	76,615	—	—	55,712	76,615
Total commercial real-estate	4,479,148	4,183,147	26,605	46,888	4,505,753	4,230,035
Home equity	710,119	709,066	6,174	10,071	716,293	719,137
Residential real estate	465,806	417,151	15,502	14,974	481,308	432,125
PCI - residential real estate (1)	2,234	2,867	—	—	2,234	2,867
Premium finance receivables
Commercial insurance loans	2,330,463	2,148,186	20,370	19,379	2,350,833	2,167,565
Life insurance loans	1,884,092	1,499,792	—	—	1,884,092	1,499,792
PCI - life insurance loans (1)	393,479	423,906	—	—	393,479	423,906
Consumer and other	150,617	166,246	395	1,242	151,012	167,488
Total loans, net of unearned income, excluding covered loans	$14,330,721	$12,793,268	$78,677	$103,334	$14,409,398	$12,896,602

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 4 - Loans for further discussion of these purchased loans.

A summary of the activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the years ended December 31, 2014 and 2013 is as follows:

Year Ended December 31, 2014 (Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$23,092	$48,658	$12,611	$5,108	$5,583	$1,870	$96,922
Other adjustments	(83)	(665)	(3)	(9)	(64)	—	(824)
Reclassification to/from allowance for unfunded lending-related commitments	—	(56)	—	—	—	—	(56)
Charge-offs	(4,153)	(15,788)	(3,895)	(1,750)	(5,726)	(792)	(32,104)
Recoveries	1,198	1,334	535	335	1,150	326	4,878
Provision for credit losses	11,645	2,050	3,252	534	5,570	(162)	22,889
Allowance for loan losses at period end	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Allowance for unfunded lending-related commitments at period end	$—	$775	$—	$—	$—	$—	$775
Allowance for credit losses at period end	$31,699	$36,308	$12,500	$4,218	$6,513	$1,242	$92,480
Individually evaluated for impairment	1,936	3,260	475	632	—	26	6,329
Collectively evaluated for impairment	29,763	32,960	12,025	3,482	6,513	1,197	85,940
Loans acquired with deteriorated credit quality	—	88	—	104	—	19	211
Loans at period end
Individually evaluated for impairment	$16,326	$87,225	$6,399	$18,365	$—	$372	$128,687
Collectively evaluated for impairment	3,898,845	4,362,816	709,894	462,943	4,234,925	150,640	13,820,063
Loans acquired with deteriorated credit quality	9,223	55,712	—	2,234	393,479	—	460,648

Year Ended December 31, 2013 (Dollars in thousands)	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$28,794	$52,135	$12,734	$5,560	$6,096	$2,032	$107,351
Other adjustments	(51)	(783)	3	(88)	(19)	—	(938)
Reclassification to/from allowance for unfunded lending-related commitments	—	640	—	—	—	—	640
Charge-offs	(14,123)	(32,745)	(6,361)	(2,958)	(5,080)	(1,110)	(62,377)
Recoveries	1,655	2,526	432	289	1,121	239	6,262
Provision for credit losses	6,817	26,885	5,803	2,305	3,465	709	45,984
Allowance for loan losses at period end	$23,092	$48,658	$12,611	$5,108	$5,583	$1,870	$96,922
Allowance for unfunded lending-related commitments at period end	$—	$719	$—	$—	$—	$—	$719
Allowance for credit losses at period end	$23,092	$49,377	$12,611	$5,108	$5,583	$1,870	$97,641
Individually evaluated for impairment	1,392	4,653	1,593	655	—	109	8,402
Collectively evaluated for impairment	21,637	44,724	11,018	4,390	5,583	1,760	89,112
Loans acquired with deteriorated credit quality	63	—	—	63	—	1	127
Loans at period end
Individually evaluated for impairment	$17,628	$117,149	$10,297	$17,901	$—	$1,589	$164,564
Collectively evaluated for impairment	3,224,876	4,036,271	708,840	414,224	3,667,357	164,695	12,216,263
Loans acquired with deteriorated credit quality	11,183	76,615	—	2,867	423,906	1,204	515,775

A summary of activity in the allowance for covered loan losses for the years ended December 31, 2014 and 2013 is as follows:

	Years Ended
	December 31,	December 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$10,092	$13,454
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(11,762)	246
Benefit attributable to FDIC loss share agreements	9,410	(197)
Net provision for covered loan losses	(2,352)	49
(Decrease) increase in FDIC indemnification asset	(9,410)	197
Loans charged-off	(5,521)	(15,085)
Recoveries of loans charged-off	9,322	11,477
Net recoveries (charge-offs)	3,801	(3,608)
Balance at end of period	$2,131	$10,092
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
Impaired Loans
A summary of impaired loans, including TDRs, at December 31, 2014 and 2013 is as follows:

(Dollars in thousands)	2014	2013
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$69,487	$92,184
Impaired loans with no allowance for loan loss required	57,925	70,045
Total impaired loans (2)	$127,412	$162,229
Allowance for loan losses related to impaired loans	$6,270	$8,265
TDRs	82,275	107,103
Reduction of interest income from non-accrual loans	2,222	3,971
Interest income recognized on impaired loans	7,190	8,920

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2014 and 2013:

	As of			For the Year Ended
December 31, 2014 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,989	$10,785	$1,915	$10,784	$539
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land	5,011	8,626	43	5,933	544
Office	11,038	12,863	305	11,567	576
Industrial	195	277	15	214	13
Retail	11,045	14,566	487	12,116	606
Multi-family	2,808	3,321	158	2,839	145
Mixed use and other	21,777	24,076	2,240	21,483	1,017
Home equity	1,946	2,055	475	1,995	80
Residential real estate	5,467	5,600	606	5,399	241
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	211	213	26	214	10
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$5,797	$8,862	$—	$6,664	$595
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,952	—	87	100
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	2,875	3,085	—	3,183	151
Land	10,210	10,941	—	10,268	430
Office	4,132	5,020	—	4,445	216
Industrial	4,160	4,498	—	3,807	286
Retail	5,487	7,470	—	6,915	330
Multi-family	—	—	—	—	—
Mixed use and other	7,985	8,804	—	9,533	449
Home equity	4,453	6,172	—	4,666	256
Residential real estate	12,640	14,334	—	12,682	595
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	161	222	—	173	11
Total loans, net of unearned income, excluding covered loans	$127,412	$153,742	$6,270	$134,967	$7,190

	As of			For the Year Ended
December 31, 2013 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$6,297	$7,001	$1,078	$6,611	$354
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	282	294	282	295	14
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	3,099	3,099	18	3,098	115
Land	10,518	11,871	259	10,323	411
Office	7,792	8,444	1,253	8,148	333
Industrial	3,385	3,506	193	3,638	179
Retail	17,511	17,638	1,253	17,678	724
Multi-family	3,237	3,730	235	2,248	139
Mixed use and other	28,935	29,051	1,366	26,792	1,194
Home equity	3,985	5,238	1,593	4,855	236
Residential real estate	6,876	7,023	626	6,335	273
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	267	269	109	273	11
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,890	$16,333	$—	$13,928	$1,043
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	354	2,311	—	2,162	121
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	1,463	1,530	—	1,609	64
Commercial construction	7,710	13,227	—	9,680	722
Land	5,035	8,813	—	5,384	418
Office	10,379	11,717	—	10,925	610
Industrial	5,087	5,267	—	5,160	328
Retail	7,047	8,610	—	8,462	400
Multi-family	608	1,030	—	903	47
Mixed use and other	4,077	6,213	—	5,046	352
Home equity	6,312	7,790	—	6,307	324
Residential real estate	10,761	13,585	—	9,443	393
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	1,322	1,865	—	1,355	115
Total loans, net of unearned income, excluding covered loans	$162,229	$195,455	$8,265	$170,658	$8,920

Average recorded investment in impaired loans for the years ended December 31, 2014, 2013, and 2012 were $135.0 million, $170.7 million, and $222.1 million, respectively. Interest income recognized on impaired loans was $7.2 million, $8.9 million, and $10.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

TDRs
At December 31, 2014, the Company had $82.3 million in loans classified as TDRs. The $82.3 million in TDRs represents 145 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
A modification of a loan, excluding PCI loans, with an existing credit risk rating of 6 or worse or a modification of any other credit, which will result in a restructured credit risk rating of 6 or worse, must be reviewed for possible TDR classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of these loans is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan, excluding PCI loans, where the credit risk rating is 5 or better both before and after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is 5 or better are not experiencing financial difficulties and therefore, are not considered TDRs.
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
Each TDR was reviewed for impairment at December 31, 2014 and approximately $1.6 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans. For the year-ended December 31, 2014 and 2013, the Company recorded $724,000 and $901,000, respectively, in interest income representing this decrease in impairment.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2014, 2013, and 2012, which represent TDRs:

Year ended December 31, 2014	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	2	$1,549	1	$88	1	$1,461	2	$1,549	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	2	1,510	2	1,510	—	—	—	—	—	—
Industrial	2	1,763	2	1,763	1	685	1	1,078	—	—
Retail	1	202	1	202	—	—	—	—	—	—
Multi-family	1	181	—	—	1	181	—	—	—	—
Mixed use and other	7	4,926	3	2,837	7	4,926	1	1,273	—	—
Residential real estate and other	6	1,836	5	1,625	4	1,138	1	220	—	—
Total loans	21	$11,967	14	$8,025	14	$8,391	5	$4,120	—	$—

Year ended December 31, 2013	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	5	$573	4	$553	2	$185	—	$—
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial construction	3	6,120	3	6,120	—	—	3	6,120	—	—
Land	3	2,639	3	2,639	2	287	—	—	1	73
Office	4	4,021	4	4,021	1	556	—	—	—	—
Industrial	1	949	1	949	1	949	—	—	—	—
Retail	1	200	1	200	1	200	—	—	—	—
Multi-family	1	705	1	705	1	705	—	—	—	—
Mixed use and other	6	5,042	6	5,042	5	4,947	1	932	—	—
Residential real estate and other	10	2,296	6	1,613	7	931	2	234	1	1,000
Total loans	35	$22,680	30	$21,862	22	$9,128	8	$7,471	2	$1,073

Year ended December 31, 2012	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	18	$14,311	11	$3,603	11	$13,691	7	$10,579	3	$2,311
Commercial real-estate
Residential construction	3	2,147	3	2,147	1	496	1	496	—	—
Commercial construction	2	622	2	622	2	622	2	622	—	—
Land	17	31,836	17	31,836	14	30,561	13	26,511	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	727	1	727	1	727	—	—	—	—
Retail	8	13,518	8	13,518	6	8,865	6	12,897	—	—
Multi-family	1	380	—	—	1	380	1	380	—	—
Mixed use and other	15	7,333	9	4,769	11	6,268	8	3,974	—	—
Residential real estate and other	10	1,638	8	1,390	6	631	3	924	1	29
Total loans	75	$72,512	59	$58,612	53	$62,241	41	$56,383	4	$2,340

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the year ended December 31, 2014, $12.0 million, or 21 loans, were determined to be TDRs, compared to $22.7 million, or 35 loans, and $72.5 million, or 75 loans, in the years ended 2013 and 2012, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 19 months in 2014 compared to 18 months in 2013 and nine months in 2012. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 170 basis points, 184 basis points and 157 basis points during the years ended December 31, 2014, 2013, and 2012, respectively. Interest-only payment terms were approximately seven months during the year ended 2014 compared to 11 months and five months for the years ended 2013 and 2012, respectively. Additionally, no principal balances were forgiven during 2014, compared to $1.0 million and $800,000 forgiven during 2013 and 2012, respectively.
The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2014, 2013, and 2012, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	2	$1,549	1	$88	6	$708	1	$20	18	$14,311	4	$9,925
Commercial real-estate
Residential construction	—	—	—	—	—	—	—	—	3	2,147	—	—
Commercial construction	—	—	—	—	3	6,120	—	—	2	622	2	622
Land	—	—	—	—	3	2,639	1	215	17	31,836	2	3,786
Office	2	1,510	—	—	4	4,021	1	1,648	—	—	—	—
Industrial	2	1,763	1	1,078	1	949	—	—	1	727	—	—
Retail	1	202	—	—	1	200	—	—	8	13,518	1	3,607
Multi-family	1	181	1	181	1	705	1	705	1	380	—	—
Mixed use and other	7	4,926	2	569	6	5,042	1	95	15	7,333	4	1,445
Residential real estate and other	6	1,836	1	211	10	2,296	—	—	10	1,638	5	1,168
Total loans	21	$11,967	6	$2,127	35	$22,680	5	$2,683	75	$72,512	18	$20,553

(1)	Total TDRs represent all loans restructured in TDRs during the year indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

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
During 2012, the Company purchased portions of the Notes in the open market in the amount of $239.2 million, effectively reducing the outstanding Notes, on a consolidated basis, to $360.8 million. On August 15, 2012, the securitization entity paid off the $360.8 million of Notes held by third party investors as well as the $239.2 million owed to the Company. Additionally, the Company received payment of $49.6 million related to the subordinated securities held by the Company. As of December 31, 2014 and 2013, the securitization entity held no assets or borrowings. As of December 31, 2012, the securitization entity held no loans or borrowings but retained approximately $36,000 in unrestricted cash.

(7) Mortgage Servicing Rights
Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ending December 31, 2014, 2013 and 2012:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2014	2013	2012
Balance at beginning of year	$8,946	$6,750	$6,700
Additions from loans sold with servicing retained	213	523	4,151
Additions from acquisitions	704	—	—
Estimate of changes in fair value due to:
Payoffs and paydowns	(976)	(941)	(3,808)
Changes in valuation inputs or assumptions	(452)	2,614	(293)
Fair value at end of year	$8,435	$8,946	$6,750
Unpaid principal balance of mortgage loans serviced for others	$877,899	$961,619	$1,005,372
The Company recognizes MSR assets upon the sale of residential real estate loans when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. Additionally, in 2014, the Company recognized MSRs related to certain agricultural and farmland-related loans purchased from an unaffiliated bank. The initial recognition of MSR assets from loans sold with servicing retained and subsequent changes in fair value of all MSRs are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans. The Company does not specifically hedge the value of its MSRs.
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

On October 18, 2013, the Company acquired Diamond. Diamond was the parent company of Diamond Bank, which operated four banking locations in Chicago, Schaumburg, Elmhurst, and Northbrook, Illinois. As part of the transaction, Diamond Bank was merged into Wintrust Bank. The Company acquired assets with a fair value of approximately $172.5 million, including approximately $91.7 million of loans, and assumed liabilities with a fair value of approximately $169.1 million, including approximately $140.2 million of deposits. Additionally, the Company recorded goodwill of $8.4 million on the acquisition.

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

FDIC Assisted Bank Acquisitions

Prior to 2012, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of six financial institutions in FDIC-assisted transactions.

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

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Balance at beginning of period	$85,672	$208,160
Additions from acquisitions	—	—
Additions from reimbursable expenses	6,490	13,022
Amortization	(5,763)	(7,556)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(54,554)	(74,511)
Payments received from the FDIC	(19,999)	(53,443)
Balance at end of period	$11,846	$85,672

Divestiture of Previous FDIC-Assisted Acquisition

On February 1, 2013, the Company completed the divestiture of the deposits and current banking operations of Second Federal to an unaffiliated financial institution. Through this transaction, the Company divested approximately $149 million of related deposits.
Specialty Finance Acquisitions

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
Wealth Management Acquisitions
On August 8, 2014, CTC acquired the trust operations certain branches acquired from Talmer Bank & Trust. The Company recorded goodwill of $250,000 on this trust operations acquisition.
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
PCI loans
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
See Note 4 — Loans, for more information on loans acquired with evidence of credit quality deterioration since origination.
(9) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2014	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2014
Community banking	$305,313	$26,439	$—	$—	$331,752
Specialty finance	37,370	6,545	—	(2,147)	41,768
Wealth management	31,864	250	—	—	32,114
Total	$374,547	$33,234	$—	$(2,147)	$405,634
The community banking segment's goodwill increased $26.4 million in 2014 as a result of the acquisition of certain branches of Talmer Bank & Trust, the acquisition of the Pewaukee, Wisconsin branch of THE National Bank and the acquisition of the Stone Park branch office and certain related deposits of Urban Partnership Bank. The specialty finance segment's goodwill increased $4.4 million during this same period a result of the acquisitions of Policy Billing Services Inc. and Equity Premium Finance Inc., partially offset by foreign currency translation adjustments related to Canadian acquisitions.The wealth management banking segment's goodwill increased $250,000 as a result of the acquisition of the trust operations related to Talmer Bank & Trust.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2014 is as follows:

	December 31,
(Dollars in thousands)	2014	2013
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$29,379	$40,770
Accumulated amortization	(17,879)	(29,189)
Net carrying amount	$11,500	$11,581
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800
Accumulated amortization	(941)	(805)
Net carrying amount	$859	$995
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,690
Accumulated amortization	(1,488)	(1,053)
Net carrying amount	$6,452	$6,637
Total other intangible assets, net	$18,811	$19,213

Estimated amortization
Estimated—2015	$3,519
Estimated—2016	2,833
Estimated—2017	2,346
Estimated—2018	2,052
Estimated—2019	1,722

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

Total amortization expense associated with finite-lived intangibles in 2014, 2013 and 2012 was $4.7 million, $4.6 million and $4.3 million, respectively.
(10) Premises and Equipment, Net
A summary of premises and equipment at December 31, 2014 and 2013 is as follows:

	December 31,
(Dollars in thousands)	2014	2013
Land	$128,766	$116,906
Buildings and leasehold improvements	470,636	440,456
Furniture, equipment, and computer software	160,659	144,854
Construction in progress	5,737	17,966
	765,798	720,182
Less: Accumulated depreciation and amortization	210,570	188,235
Total premises and equipment, net	$555,228	$531,947
Depreciation and amortization expense related to premises and equipment, totaled $28.1 million in 2014, $26.0 million in 2013 and $23.1 million in 2012.

(11) Deposits
The following is a summary of deposits at December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Balance:
Non-interest bearing	$3,518,685	$2,721,771
NOW and interest bearing demand deposits	2,236,089	1,953,882
Wealth management deposits	1,226,916	1,013,850
Money market	3,651,467	3,359,999
Savings	1,508,877	1,392,575
Time certificates of deposit	4,139,810	4,226,712
Total deposits	$16,281,844	$14,668,789
Mix:
Non-interest bearing	22%	19%
NOW and interest bearing demand deposits	14	13
Wealth management deposits	8	7
Money market	22	23
Savings	9	9
Time certificates of deposit	25	29
Total deposits	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of WHI, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.

The scheduled maturities of time certificates of deposit at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013
Due within one year	$2,722,029	$2,640,757
Due in one to two years	1,009,936	908,443
Due in two to three years	247,418	465,788
Due in three to four years	86,884	131,455
Due in four to five years	69,360	74,647
Due after five years	4,183	5,622
Total time certificate of deposits	$4,139,810	$4,226,712
The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Maturing within three months	$612,936	$584,948
After three but within six months	466,203	395,118
After six but within 12 months	711,361	647,389
After 12 months	925,921	1,088,954
Total	$2,716,421	$2,716,409
(12) Federal Home Loan Bank Advances
A summary of the outstanding FHLB advances at December 31, 2014 and 2013, is as follows:

(Dollars in thousands)	2014	2013
0.13% advance due January 2014	$—	$30,000
1.94% advance due July 2014	—	10,000
1.58% advance due September 2014	—	25,127
1.63% advance due September 2014	—	25,135
0.13% advance due January 2015	405,550	—
0.72% advance due February 2015	141,000	141,000
0.73% advance due February 2015	5,000	5,000
0.99% advance due February 2016	26,500	26,500
1.25% advance due February 2017	25,000	25,000
3.47% advance due November 2017	10,000	10,000
1.49% advance due February 2018	95,000	95,000
4.18% advance due February 2022	25,000	25,000
Total Federal Home Loan Bank advances	$733,050	$417,762

Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. In order to achieve lower interest rates and to extend maturities, the Company restructured $292.5 million of FHLB advances in 2012, paying $22.4 million in prepayment fees. The Company did not restructure any FHLB advances in 2014 and 2013. These prepayment fees are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method.
Approximately $35.0 million of the FHLB advances outstanding at December 31, 2014, have varying put dates in February 2015. At December 31, 2014, the weighted average contractual interest rate on FHLB advances was 0.68%.
The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $596.9 million at December 31, 2014.

(13) Subordinated Notes
At December 31, 2014, the Company had outstanding subordinated notes totaling $140.0 million compared to no outstanding subordinated notes at December 31, 2013. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024. Previously, the Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note required annual principal payments of $5.0 million beginning in the sixth year of the note and had a term of ten years. The interest rate on each subordinated note was calculated at a rate equal to LIBOR plus 130 basis points. In 2013, the only remaining subordinated note with a balance of $10.0 million was paid off prior to maturity.
In connection with the issuance of subordinated notes in 2014, the Company incurred costs totaling $1.3 million. These costs are included in other assets and will be amortized to interest expense using a method that approximates the effective interest method. At December 31, 2014, the unamortized balances of these costs were approximately $1.2 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.
(14) Other Borrowings
The following is a summary of other borrowings at December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Notes payable	$—	$364
Securities sold under repurchase agreements	48,566	235,347
Other	18,822	19,393
Secured borrowings	129,077	—
Total other borrowings	$196,465	$255,104

At December 31, 2014, the Company had no notes payable outstanding compared to $364,000 outstanding at December 31, 2013. Notes payable represented an unsecured promissory note to a Great Lakes Advisor shareholder ("Unsecured Promissory Note") assumed by the Company as a result of the respective acquisition in 2011 and separate loan agreements with unaffiliated banks. Under the Unsecured Promissory Note, the Company made quarterly principal payments and paid interest at a rate of the federal funds rate plus 100 basis points. During 2014, the remaining balance of the Unsecured Promissory Note was paid off.

In prior periods, the Company has had a $101.0 million loan agreement with unaffiliated banks dated as of October 30, 2009. The agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. In 2013, the Company repaid and terminated the $1.0 million term loan, and amended the agreement, effectively extending the maturity date on the revolving credit facility from October 25, 2013 to November 6, 2014. The agreement was also amended in 2014 effectively extending the term to December 15, 2014 at which time the agreement matured. At December 31, 2014 and 2013, no amount was outstanding on the $100.0 million revolving credit facility and $1.0 million term loan.
On December 15, 2014, the Company terminated the $100.0 million revolving credit facility and entered into a new $150.0 million loan agreement with unaffiliated banks. The agreement consists of a $75.0 million revolving credit facility ("Revolving Credit Facility") and a $75.0 million term facility ("Term Facility"). At December 31, 2014, the Company had no outstanding balance under the Revolving Credit Facility or the Term Facility. All borrowings under the Revolving Credit Facility must be repaid by December 14, 2015. The Company is required to borrow the entire amount of the Term Facility no later than June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company will be required to make straight-line quarterly amortizing payments on the Term Facility. Borrowings under the agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the sum of (1) 50 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the federal funds rate plus 50 basis points, (b) the lender's prime rate, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points. Borrowings under the agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the sum of (1) 150 basis points (in the case of a borrowing under the Revolving Credit Facility) or 175 basis points (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.20% of the actual daily amount by which the lenders' commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2014, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Securities sold under repurchase agreements represent $48.6 million and $55.3 million of customer sweep accounts in connection with master repurchase agreements at the banks at December 31, 2014 and 2013, respectively, as well as $180.0 million of short-term borrowings from banks and brokers at December 31, 2013 that were paid off in 2014. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2014, the Company had pledged securities related to its customer balances in sweep accounts of $62.5 million, which exceed the outstanding borrowings resulting in no net credit exposure. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other borrowings at December 31, 2014 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company. At December 31, 2014, the Fixed-rate Promissory Note had an outstanding balance of $18.8 million compared to $19.3 million at December 31, 2013. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.
Junior subordinated amortizing notes issued by the Company in connection with the issuance of the TEU's in December 2010 were paid off in 2013. At issuance, the junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes had a stated interest rate of 9.5% and required quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs were being amortized to interest expense using the effective-interest method. The final installment payment on the notes was made as scheduled on December 15, 2013. See Note 23 — Shareholders’ Equity for further discussion of the TEUs.

In December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The proceeds received from the transaction are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. At December 31, 2014, the translated balance of the secured borrowing totaled $129.1 million. Additionally, the interest rate under the Receivables Purchase Agreement at December 31, 2014 was 1.7987%.

(15) Junior Subordinated Debentures
As of December 31, 2014, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long- term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2014 and 2013. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2014		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2014	2013			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	3.48%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	3.06%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	2.86%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.19%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	41,238	L+1.45	1.71%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	1.87%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.24%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.24%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	3.26%	05/2004	05/2034	05/2009
Total			$249,493	$249,493		2.43%
The junior subordinated debentures totaled $249.5 million at December 31, 2014 and 2013.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At December 31, 2014, the weighted average contractual interest rate on the junior subordinated debentures was 2.43%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. Two of these interest rate caps, which were purchased in 2013 with an aggregate notional amount of $90 million, replaced two interest swaps that matured in September 2013. The hedge-adjusted rate on the junior subordinated debentures as of December 31, 2014, was 3.16%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
The junior subordinated debentures, subject to certain limitations, qualify as Tier 1 capital of the Company for regulatory purposes. The amount of junior subordinated debentures and certain other capital elements in excess of those certain limitations could be included in Tier 2 capital, subject to restrictions. At December 31, 2014, all of the junior subordinated debentures, net of the Common Securities, were included in the Company’s Tier 1 regulatory capital.

(16) Minimum Lease Commitments
The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases were $10.5 million in 2014, $9.1 million in 2013, and $7.9 million in 2012. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $6.9 million, $7.0 million and $4.7 million, in 2014, 2013 and 2012, respectively. The approximate minimum annual gross rental payments and gross rental income under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2014, are as follows (in thousands):

	Payments	Income
2015	$8,636	$4,532
2016	9,807	4,076
2017	9,203	3,157
2018	8,672	2,097
2019	7,872	1,199
2020 and thereafter	122,618	1,891
Total minimum future amounts	$166,808	$16,952
(17) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current income taxes:
Federal	$75,945	$67,449	$74,109
State	10,397	16,046	16,224
Foreign	4,566	2,196	1,918
Total current income taxes	$90,908	$85,691	$92,251
Deferred income taxes:
Federal	466	1,813	(19,550)
State	6,113	(114)	(4,206)
Foreign	(2,454)	(160)	441
Total deferred income taxes	4,125	1,539	(23,315)
Total income tax expense	$95,033	$87,230	$68,936
The tax effect of fair value adjustments on securities available-for-sale and derivative instruments in cash flow hedges are recorded directly to shareholders' equity as part of other comprehensive income (loss). In addition, tax expense (benefit) of $594,000, $831,000, and ($1.4 million) in 2014, 2013 and 2012, respectively, related to the exercise and expiration of certain stock options and vesting and issuance of restricted shares pursuant to the Stock Incentive Plans and the issuance of shares pursuant to the Directors Deferred Fee and Stock Plan, were recorded directly to shareholders’ equity.

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Income tax expense based upon the Federal statutory rate on income before income taxes	$86,251	$78,554	$63,046
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(1,936)	(1,423)	(1,294)
State taxes, net of federal tax benefit	10,731	10,355	7,811
Income earned on bank owned life insurance	(896)	(1,157)	(974)
Non-deductible compensation costs	561	654	1,156
Meals, entertainment and related expenses	1,026	993	931
Foreign subsidiary, net	775	588	1,991
Foreign tax credits	—	—	(2,177)
Tax credits, excluding foreign tax credits	(1,498)	(1,553)	(1,906)
Other, net	19	219	352
Income tax expense	$95,033	$87,230	$68,936

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for credit losses	$35,455	$37,525
Net unrealized losses on derivatives included in other comprehensive income	1,601	1,574
Net unrealized losses on securities included in other comprehensive income	6,242	35,216
Deferred compensation	19,349	16,089
Stock-based compensation	10,735	10,340
Nonaccrued interest	1,329	1,895
Other real estate owned	7,546	6,405
Mortgage banking recourse obligation	1,206	1,503
Covered assets	18,246	13,616
Pension plan liabilities	465	1,035
Federal net operating loss carryforward	2,108	2,452
Foreign net operating loss carryforward	2,521	—
AMT credit carryforward	1,177	1,346
State tax losses carryforward	—	3,294
Foreign tax credit carryforward	302	—
Other	3,058	2,149
Total gross deferred tax assets	111,340	134,439
Deferred tax liabilities:
Discount on purchased loans	11,324	5,718
Premises and equipment	35,902	36,847
Goodwill and intangible assets	3,501	1,683
Deferred loan fees and costs	4,927	4,533
FHLB stock dividends	1,416	1,431
Capitalized servicing rights	3,037	3,547
Fair value adjustments on loans	9,444	6,947
Other	5,625	3,606
Total gross deferred liabilities	75,176	64,312
Net deferred tax assets	$36,164	$70,127

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2014 because it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.
The Company has a Federal AMT credit carryforward of $1.2 million which has no expiration date and a Federal NOL carryforward of $6.0 million that expires in 2029 and is subject to Internal Revenue Code Section 382 annual limitation. These credit and Federal loss carryforwards were a result of acquisitions made in 2012 and 2013. The Company has a Foreign NOL carryforward of $9.6 million that expires in 2034 and a Foreign tax credit carryforward of $302,000 that expires in 2024. Management believes it is more likely than not that it will be able to fully utilize the Federal and Foreign NOLs and tax credits in future tax years.

The Company is required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability, if any, reflects the fact that the Company has not recognized the benefit associated with the tax position. The Company had no unrecognized tax benefits at December 31, 2013 and it did not have increases or decreases in unrecognized tax benefits during 2014 and does not have any tax positions for which unrecognized tax benefits must be recorded at December 31, 2014. In addition, for the year ended December 31, 2014, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If the Company were to record interest and penalties associated with uncertain tax positions or as a result of an audit by a tax jurisdiction, the interest and penalties would be included in income tax expense. The Company does not believe it is reasonably possible that unrecognized tax benefits will significantly change in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company's U.S. federal income tax returns are open and subject to audit for the 2011 tax return year forward, and in general, the Company's state income tax returns are open and subject to audit from the 2011 tax return year forward, subject to individual state statutes of limitation.

(18) Stock Compensation Plans and Other Employee Benefit Plans
Stock Incentive Plan
The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company’s shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock, as well as the conversion of outstanding options of acquired companies to Wintrust options. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company’s shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan, and as of December 31, 2014, 402,394 shares were available for future grants (assuming the maximum number of shares are issued in the performance awards outstanding). The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.
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
Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the 2007 Plan. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested nonqualified stock options and performance-based stock and cash awards. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 200% of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the

Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to shares of common stock at no cost.
Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted shares and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Options granted in 2012, 2013 and 2014, were primarily granted as LTIP awards. The expected life of the options granted pursuant to the LTIP awards is based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ending December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected dividend yield	0.5%	0.5%	0.6%
Expected volatility	29.8%	59.0%	62.6%
Risk-free rate	0.8%	1.0%	0.7%
Expected option life (in years)	4.5	4.5	4.5
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
Stock-based compensation expense recognized in the Consolidated Statements of Income was $10.1 million, $6.7 million and $9.1 million and the related tax benefits were $4.0 million, $2.5 million and $3.3 million in 2014, 2013 and 2012, respectively. The 2014 stock-based compensation expense includes a $2.1 million charge for a modification to the performance measurement criteria related to the 2011 LTIP performance-based stock grants that were vested and paid out in the first quarter of 2014. The cost of the modification was determined based on the stock price on the date of remeasurement and paid to the holders of the performance-based stock awards in cash.

A summary of the Plans’ stock option activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2012	2,064,534	$38.83
Granted	250,997	31.16
Exercised	(484,709)	21.43
Forfeited or canceled	(85,395)	43.70
Outstanding at December 31, 2012	1,745,427	$42.31	3.1	$3,836
Exercisable at December 31, 2012	1,346,287	$45.57	2.3	$1,677
Outstanding at January 1, 2013	1,745,427	$42.31
Granted	236,120	38.01
Exercised	(371,826)	40.46
Forfeited or canceled	(85,049)	44.12
Outstanding at December 31, 2013	1,524,672	$42.00	2.6	$11,021
Exercisable at December 31, 2013	1,097,836	$44.82	1.5	$6,165
Outstanding at January 1, 2014	1,524,672	$42.00
Granted	447,153	46.38
Exercised	(176,009)	33.32
Forfeited or canceled	(177,390)	52.55
Outstanding at December 31, 2014	1,618,426	$43.00	3.5	$9,303
Exercisable at December 31, 2014	941,741	$43.35	2.0	$6,392
Vested or expected to vest at December 31, 2014	1,607,305	$42.99

(1)	Represents the weighted average contractual remaining life in years.

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

The weighted average per share grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $11.52, $17.49 and $15.00, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $2.3 million, $1.2 million and $5.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $900,000, $485,000 and $2.1 million for 2014, 2013 and 2012, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2014, 2013 and 2012 was $5.9 million, $15.0 million and $10.4 million, respectively.
A summary of the Plans’ restricted share activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	181,522	$43.39	314,226	$37.99	336,709	$38.29
Granted	31,463	45.00	16,932	42.14	111,207	32.37
Vested and issued	(60,121)	34.98	(144,860)	31.83	(132,337)	34.12
Forfeited	(6,752)	37.95	(4,776)	33.93	(1,353)	30.99
Outstanding at end of year	146,112	$47.45	181,522	$43.39	314,226	$37.99
Vested, but not issuable at end of year	85,000	$51.88	85,000	$51.88	85,000	$51.88

A summary of the 2007 Plan’s performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014		2013		2012
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	307,512	$34.01	214,565	$32.08	100,220	$33.25
Granted	93,535	46.86	106,268	37.90	119,476	31.10
Expired, canceled or forfeited	(89,424)	33.78	(13,321)	34.00	(5,131)	32.16
Vested and issued	(15,944)	33.25	—	—	—	—
Outstanding at end of year	295,679	$38.18	307,512	$34.01	214,565	$32.08

Based on the achievement of the pre-established performance goals over a three-year period, the actual performance-based award payouts can be adjusted downward to 0% or upward to a maximum of 200% of the target award. The awards vest in the quarter after the end of the performance period. In the first quarter of 2014, the 2011 grants vested and were paid. As previously discussed, the Compensation Committee of the Board of Directors of the Company modified the 2011 awards such that 17% of the awards were paid in shares and the remainder in cash. As a result, the remaining shares granted in connection with the 2011 awards were canceled and remain available for future use under the Plan. The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.
At December 31, 2014, the maximum number of performance-based shares that could be issued if performance is attained at 200% of target based on the grants made to date was approximately 591,000 shares.
The actual tax benefit realized upon the vesting of restricted shares and performance-based stock is based on the fair value of the shares on the vesting date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares and performance-based stock in 2014, 2013 and 2012 was $254,000, $329,000 and $15,000, respectively, more than the estimated tax benefit for those shares. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.
As of December 31, 2014, there was $10.1 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $7.8 million, $7.4 million and $6.4 million, respectively.
The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.
Cash Incentive and Retention Plan
The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company’s expense related to the CIRP was approximately $20,000, $115,000 and $357,000 in 2014, 2013 and 2012, respectively. In January 2014, the Company paid $473,000 for awards with performance periods ending in December 2013. No awards were paid in 2013 and $1.2 million was paid in 2012.
Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $5.0 million in 2014, $4.9 million in 2013, and $4.3 million in 2012.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, the purchase price of the shares of common stock may not be lower than the lesser of 85% of the fair market value per share of the common stock on the first day of the offering period or 85% of the fair market value per share of the common stock on the last date for the offering period. The Company’s Board of Directors authorized a purchase price calculation at 90% of fair market value for each of the offering periods. During 2014, 2013 and 2012, a total of 66,521 shares, 62,096 shares and 66,237 shares, respectively, were earned by participants and approximately $377,000, $355,000 and $421,000, respectively, was recognized as compensation expense. Beginning with the January 1, 2015 through March 31, 2015 offering period, the purchase price of the shares of common stock will be equal to 95% of the fair market value per share on the last day of the offering period. The Company plans to continue to periodically offer common stock through this ESPP subsequent to March 31, 2015. In May 2012, the Company's shareholders authorized an additional 300,000 shares of common stock that may be offered under the ESPP. At December 31, 2014, the Company had an obligation to issue 15,008 shares of common stock to participants and has 192,499 shares available for future grants under the ESPP.
As a result of the Company's acquisition of HPK in December 2012, the Company assumed the obligations of a noncontributory pension plan, (“the HPK Plan”), that covers approximately 100 participants with benefits based on years of service and compensation prior to retirement. The HPK Plan was “frozen” as of December 31, 2006, with no additional years of credit earned for service or compensation paid. As of December 31, 2014, the projected benefit obligation was $6.4 million and the fair value of the plan's assets was $5.6 million. Similarly, in connection with the Company's acquisition of Diamond in October 2013, the Company assumed the obligation of Diamond's pension plan, which covers approximately 35 participants. The Diamond Plan was frozen as of December 31, 2004, and only service and compensation prior to this date is considered in determining benefits. As of December 31, 2014, the projected benefit obligation was $3.2 million and the fair value of the plan's assets was $2.7 million. The Company has accrued liabilities for these plans.
The Company does not currently offer other postretirement benefits such as health care or other pension plans.
Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2014, 2013 and 2012, a total of 19,488 shares, 30,547 shares and 22,220 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2014, the Company has an obligation to issue 266,264 shares of common stock to directors and has 32,053 shares available for future grants under the DDFS Plan.

(19) Regulatory Matters
Banking laws place restrictions upon the amount of dividends which can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2014, 2013 and 2012, cash dividends totaling $77.0 million, $112.8 million and $45.0 million, respectively, were paid to Wintrust by the banks. As of January 1, 2015, the banks had approximately $47.5 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.
The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2014 and 2013, reserve balances of approximately $291.0 million and $213.2 million, respectively, were required to be maintained at the Federal Reserve Bank.
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
The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum tangible Tier 1 leverage ratio (Tier 1 Capital to total assets) of 3.0% for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other banking holding companies, the minimum tangible Tier 1 leverage ratio is 4.0%. In addition, the Federal Reserve continues to consider the tangible Tier 1 leverage ratio in evaluating proposals for expansion or new activities. As reflected in the following table, the Company met all minimum capital requirements at December 31, 2014 and 2013:

	2014	2013
Total Capital to Risk Weighted Assets	13.0%	12.9%
Tier 1 Capital to Risk Weighted Assets	11.6%	12.2%
Tier 1 Leverage Ratio	10.2%	10.5%
Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2014, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 6.0%, and 5.0% for Total Capital to Risk-Weighted Assets, Tier 1 Capital to Risk-Weighted Assets and Tier 1 Leverage Ratio, respectively.

Effective January 1, 2015, the Company will be subject to new capital requirements due to the Basel III regulation, including:

•	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;

•	An increase in the minimum required amount of Additional Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The banks’ actual capital amounts and ratios as of December 31, 2014 and 2013 are presented in the following table:

(Dollars in thousands)	December 31, 2014				December 31, 2013
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$245,248	10.9%	$224,354	10.0%	$236,055	11.7%	$202,443	10.0%
Hinsdale Bank	155,797	11.4	136,415	10.0	152,266	11.4	134,106	10.0
Wintrust Bank	312,223	11.2	279,295	10.0	232,454	11.6	200,806	10.0
Libertyville Bank	113,513	11.4	99,999	10.0	111,396	11.4	97,777	10.0
Barrington Bank	163,162	11.9	137,527	10.0	128,924	11.0	117,103	10.0
Crystal Lake Bank	87,138	12.9	67,482	10.0	85,922	13.0	66,066	10.0
Northbrook Bank	126,325	11.1	114,042	10.0	142,512	11.0	130,208	10.0
Schaumburg Bank	73,999	11.3	65,485	10.0	70,728	11.4	62,130	10.0
Village Bank	103,148	11.2	92,110	10.0	95,359	11.0	86,435	10.0
Beverly Bank	73,808	11.3	65,229	10.0	70,754	11.2	63,251	10.0
Town Bank	130,699	12.1	108,434	10.0	85,647	11.2	76,234	10.0
Wheaton Bank	77,366	11.6	66,920	10.0	77,177	13.0	59,354	10.0
State Bank of the Lakes	78,048	11.6	67,272	10.0	73,248	11.9	61,698	10.0
Old Plank Trail Bank	100,082	12.4	80,420	10.0	96,495	12.7	75,834	10.0
St. Charles Bank	71,123	11.1	63,912	10.0	71,170	11.4	62,669	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$231,448	10.3%	$134,612	6.0%	$222,577	11.0%	$121,466	6.0%
Hinsdale Bank	146,290	10.7	81,849	6.0	144,196	10.8	80,463	6.0
Wintrust Bank	222,845	8.0	167,577	6.0	162,903	8.1	120,484	6.0
Libertyville Bank	107,649	10.8	59,999	6.0	103,895	10.6	58,666	6.0
Barrington Bank	150,705	11.0	82,516	6.0	122,664	10.5	70,262	6.0
Crystal Lake Bank	83,788	12.4	40,489	6.0	79,878	12.1	39,640	6.0
Northbrook Bank	116,808	10.2	68,425	6.0	131,591	10.1	78,125	6.0
Schaumburg Bank	67,427	10.3	39,291	6.0	64,263	10.3	37,278	6.0
Village Bank	97,684	10.6	55,266	6.0	88,961	10.3	51,861	6.0
Beverly Bank	71,197	10.9	39,137	6.0	65,385	10.3	37,951	6.0
Town Bank	125,716	11.6	65,061	6.0	79,843	10.5	45,741	6.0
Wheaton Bank	70,632	10.6	40,152	6.0	69,730	11.8	35,613	6.0
State Bank of the Lakes	69,176	10.3	40,363	6.0	68,399	11.1	37,019	6.0
Old Plank Trail Bank	96,689	12.0	48,252	6.0	92,694	12.2	45,500	6.0
St. Charles Bank	67,588	10.6	38,347	6.0	64,922	10.4	37,601	6.0
Tier 1 Leverage Ratio:
Lake Forest Bank	$231,448	9.0%	$128,590	5.0%	$222,577	9.6%	$116,340	5.0%
Hinsdale Bank	146,290	9.7	75,509	5.0	144,196	9.5	75,822	5.0
Wintrust Bank	222,845	7.4	149,925	5.0	162,903	7.2	113,580	5.0
Libertyville Bank	107,649	9.3	58,032	5.0	103,895	9.2	56,703	5.0
Barrington Bank	150,705	9.4	80,086	5.0	122,664	8.9	69,270	5.0
Crystal Lake Bank	83,788	10.3	40,502	5.0	79,878	10.2	39,108	5.0
Northbrook Bank	116,808	8.9	65,626	5.0	131,591	8.1	80,876	5.0
Schaumburg Bank	67,427	8.9	37,930	5.0	64,263	9.0	35,571	5.0
Village Bank	97,684	9.4	51,753	5.0	88,961	9.4	47,549	5.0
Beverly Bank	71,197	9.3	38,304	5.0	65,385	8.8	37,281	5.0
Town Bank	125,716	10.1	62,283	5.0	79,843	9.5	42,164	5.0
Wheaton Bank	70,632	8.8	40,152	5.0	69,730	9.3	37,498	5.0
State Bank of the Lakes	69,176	8.4	41,382	5.0	68,399	9.8	34,784	5.0
Old Plank Trail Bank	96,689	8.4	57,717	5.0	92,694	8.7	53,603	5.0
St. Charles Bank	67,588	9.8	34,504	5.0	64,922	9.6	33,975	5.0
Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the

Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2014, these business units met their minimum net worth capital requirements.
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
These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $3.1 billion and $2.7 billion as of December 31, 2014 and 2013, respectively, and unused home equity lines totaled $744.3 million and $747.1 million as of December 31, 2014 and 2013, respectively. Standby and commercial letters of credit totaled $175.7 million at December 31, 2014 and $166.2 million at December 31, 2013.
In addition, at December 31, 2014 and 2013, the Company had approximately $427.4 million and $431.5 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $575.4 million at December 31, 2014 and $472.1 million at December 31, 2013. See Note 21 for further discussion on derivative instruments.
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
The Company sold approximately $3.2 billion of mortgage loans in 2014 and $3.7 billion in 2013. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $3.1 million and $3.8 million at December 31, 2014 and 2013, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $435,000 in 2014 as compared to $327,000 in 2013. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.
The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. As of December 31, 2014, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $23.5 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.
In the ordinary course of business, there are legal proceedings pending against the Company and its subsidiaries. Management does not believe that a material loss related to these matters is reasonably possible.

(21) Derivative Financial Instruments
The Company primarily enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying term (such as a rate, security price or price index) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying term. Derivatives are also implicit in certain contracts and commitments.
The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and caps to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; and (4) covered call options to economically hedge specific investment securities and receive fee income effectively enhancing the overall yield on such securities to compensate for net interest margin compression. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.
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
Below is a summary of the interest rate cap derivatives held by the Company as of December 31, 2014:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	December 31, 2014
May 3, 2012	May 3, 2015	$77,000	Non-Hedge Designated	$—
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	97
June 1, 2012	April 1, 2015	96,530	Non-Hedge Designated	—
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	301
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	106
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	82
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	587
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	240
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	548
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	459
		$970,030		$2,420
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
The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2014 and December 31, 2013:

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$1,390	$1,776	$1,994	$3,160
Interest rate derivatives designated as Fair Value Hedges	52	107	—	1
Total derivatives designated as hedging instruments under ASC 815	$1,442	$1,883	$1,994	$3,161
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$36,399	$36,073	$34,927	$31,646
Interest rate lock commitments	10,028	7,500	20	147
Forward commitments to sell mortgage loans	23	2,761	4,239	2,310
Foreign exchange contracts	72	4	—	—
Total derivatives not designated as hedging instruments under ASC 815	$46,522	$46,338	$39,186	$34,103
Total Derivatives	$47,964	$48,221	$41,180	$37,264
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
During the first quarter of 2014, the Company designated two existing interest rate cap derivatives as cash flow hedges of variable rate deposits. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of December 31, 2014, the Company had two interest rate swaps and two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the years ended December 31, 2014 or December 31, 2013. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of December 31, 2014:

(Dollars in thousands)	December 31, 2014
Maturity Date	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swaps:
September 2016	$50,000	$(1,310)
October 2016	25,000	(684)
Total Interest Rate Swaps	75,000	(1,994)
Interest Rate Caps:
August 2016	43,500	82
August 2016	216,500	301
September 2017	50,000	548
September 2017	40,000	459
Total Interest Rate Caps	350,000	1,390
Total Cash Flow Hedges	$425,000	$(604)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	December 31,
(Dollars in thousands)	2014	2013
Unrealized loss at beginning of period	$(3,971)	$(8,673)
Amount reclassified from accumulated other comprehensive income to interest expense on junior subordinated debentures	1,974	5,115
Amount of loss recognized in other comprehensive income	(2,065)	(413)
Unrealized loss at end of period	$(4,062)	$(3,971)
As of December 31, 2014, the Company estimates that during the next twelve months, $2.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2014, the Company has three interest rate swaps with an aggregate notional amount of $5.0 million that were designated as fair value hedges associated with fixed rate commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net loss of $5,000 and a net gain of $12,000 in other income related to hedge ineffectiveness for the years ended 2014 and 2013, respectively.
On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, the Company recorded amortization of the basis in the previously hedged item as a reduction to interest income of $172,000 and $192,000 for the years ended 2014 and 2013, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of December 31, 2014 and 2013:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Year Ended December 31,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Year Ended December 31,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Year Ended December 31,
		2014	2013	2014	2013	2014	2013
Interest rate swaps	Trading (losses)/gains, net	$(53)	67	$48	(55)	$(5)	12
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2014, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $3.0 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from March 2015 to January 2033.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2014, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $575.4 million and interest rate lock commitments with an aggregate notional amount of approximately $280.7 million. Additionally, the Company’s total mortgage loans held-for-sale at December 31, 2014 was $351.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2014 the Company held foreign currency derivatives with an aggregate notional amount of approximately $3.5 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2014 or December 31, 2013.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/

or securities. As of December 31, 2014, the Company held six interest rate cap derivative contracts, which are not designated in hedge relationships, have an aggregate notional value of $620.0 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2014	2013
Interest rate swaps and caps	Trading (losses)/gains, net	$(1,675)	$853
Mortgage banking derivatives	Mortgage banking revenue	(2,012)	6,026
Covered call options	Fees from covered call options	7,859	4,773
Foreign exchange contracts	Trading (losses)/gains, net	68	(11)
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2014 the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $35.5 million. If the Company had breached any of these provisions at December 31, 2014 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Gross Amounts Recognized	$37,841	$37,956	$36,921	$34,807
Less: Amounts offset in the Statements of Condition	$—	$—	$—	$—
Net amount presented in the Statements of Condition	$37,841	$37,956	$36,921	$34,807
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	(2,771)	(8,826)	(2,771)	(8,826)
Collateral Posted (1)	—	—	(34,150)	(25,981)
Net Credit Exposure	$35,070	$29,130	$—	$—

(1) As of December 31, 2014 and 2013, the Company posted securities collateral of $37.4 million and $34.6 million, respectively which resulted in excess collateral with its counterparties. Additionally, the Company posted cash collateral of $6.3 million to its counterparties at December 31, 2014. For purposes of this disclosure, the amount of collateral is limited to the amount offsetting the derivative liability.
(22) Fair Value of Assets and Liabilities
The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

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

At December 31, 2014, the Company classified $59.0 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities, located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In 2014, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2014 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At December 31, 2014, the Company held $23.7 million of equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At December 31, 2014, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 2.05%-2.35% with an average of 2.22% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At December 31, 2014, the Company classified $8.4 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at December 31, 2014 was 9.15% with discount rates applied ranging from 9%-12%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 11%-20% or a weighted average prepayment speed of 12.76% used as an input to value the pool of mortgage servicing rights at December 31, 2014. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$381,805	$—	$381,805	$—
U.S. Government agencies	668,316	—	668,316	—
Municipal	238,529	—	179,576	58,953
Corporate notes	133,579	—	133,579	—
Mortgage-backed	318,710	—	318,710	—
Equity securities	51,139	—	27,428	23,711
Trading account securities	1,206	—	1,206	—
Mortgage loans held-for-sale	351,290	—	351,290	—
Mortgage servicing rights	8,435	—	—	8,435
Nonqualified deferred compensations assets	7,951	—	7,951	—
Derivative assets	47,964	—	47,964	—
Total	$2,208,924	$—	$2,117,825	$91,099
Derivative liabilities	$41,180	$—	$41,180	$—

	December 31, 2013
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$336,095	$—	$336,095	$—
U.S. Government agencies	895,688	—	895,688	—
Municipal	152,716	—	116,330	36,386
Corporate notes	135,038	—	135,038	—
Mortgage-backed	605,225	—	605,225	—
Equity securities	51,528	—	29,365	22,163
Trading account securities	497	—	497	—
Mortgage loans held-for-sale	332,485	—	332,485	—
Mortgage servicing rights	8,946	—	—	8,946
Nonqualified deferred compensations assets	7,222	—	7,222	—
Derivative assets	48,221	—	48,221	—
Total	$2,573,661	$—	$2,506,166	$67,495
Derivative liabilities	$37,264	$—	$37,264	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2014 and 2013 for mortgage loans held- for-sale measured at fair value under ASC 825 was $327.1 million and $314.9 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $351.3 million and $332.5 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of December 31, 2014 and 2013.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2014 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2014	$36,386	$22,163	$8,946
Total net (losses) gains included in:
Net income (1)	—	—	(1,214)
Other comprehensive income	202	1,548	—
Purchases	27,437	—	703
Issuances	—	—	—
Sales	—	—	—
Settlements	(13,954)	—	—
Net transfers into/(out of) Level 3(2)	8,882	—	—
Balance at December 31, 2014	$58,953	$23,711	$8,435

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)	Transfers into Level 3 relate to a reclassification of municipal bonds in the third quarter of 2014.
The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2013 are summarized as follows:

(Dollars in thousands)	Municipal	Equity securities	Mortgage servicing rights
Balance at January 1, 2013	$30,770	$22,169	$6,750
Total net (losses) gains included in:
Net income (1)	—	(3,328)	2,196
Other comprehensive income	(296)	3,322	—
Purchases	22,209	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(16,297)	—	—
Net transfers into/(out of) of Level 3	—	—	—
Balance at December 31, 2013	$36,386	$22,163	$8,946

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2014.

	December 31, 2014				Twelve Months Ended December 31, 2014 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans-collateral based	$65,608	$—	$—	$65,608	$24,462
Other real estate owned, including covered other real estate owned (1)	87,925	—	—	87,925	12,093
Total	$153,533	$—	$—	$153,533	$36,555

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At December 31, 2014, the Company had$127.4 million of impaired loans classified as Level 3. Of the $127.4 million of impaired loans, $65.6 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $61.8 million were valued based on discounted cash flows in accordance with ASC 310.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for non-covered other real estate owned and covered other real estate owned. At December 31, 2014, the Company had $87.9 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The valuation adjustments applied to other real estate owned range from an 82% write-up to an 92% write-down of the carrying value at December 31, 2014, with a weighted average write-down adjustment of 2.39%. A higher appraisal valuation results in an increased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2014 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$58,953	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Equity Securities	23,711	Discounted cash flows	Discount rate	2.05%-2.35%	2.22%	Decrease
Mortgage Servicing Rights	8,435	Discounted cash flows	Discount rate	9%-12%	9.15%	Decrease
			Constant prepayment rate (CPR)	11%-20%	12.76%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	65,608	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned, including covered other real-estate owned	87,925	Appraisal value	Property specific valuation adjustment	(92)%-82%	2.39%	Increase

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$230,707	$230,707	$263,864	$263,864
Interest bearing deposits with banks	998,437	998,437	495,574	495,574
Available-for-sale securities	1,792,078	1,792,078	2,176,290	2,176,290
Trading account securities	1,206	1,206	497	497
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	91,582	91,582	79,261	79,261
Brokerage customer receivables	24,221	24,221	30,953	30,953
Mortgage loans held-for-sale, at fair value	351,290	351,290	332,485	332,485
Mortgage loans held-for-sale, at lower of cost or market	—	—	1,842	1,857
Total loans	14,636,107	15,346,266	13,243,033	13,867,255
Mortgage servicing rights	8,435	8,435	8,946	8,946
Nonqualified deferred compensation assets	7,951	7,951	7,222	7,222
Derivative assets	47,964	47,964	48,221	48,221
FDIC indemnification asset	11,846	11,846	85,672	85,672
Accrued interest receivable and other	169,156	169,156	163,732	163,732
Total financial assets	$18,370,980	$19,081,139	$16,937,592	$17,561,829
Financial Liabilities
Non-maturity deposits	$12,142,034	$12,142,034	$10,442,077	$10,442,077
Deposits with stated maturities	4,139,810	4,143,161	4,226,712	4,242,172
Federal Home Loan Bank advances	733,050	738,113	417,762	422,750
Other borrowings	196,465	197,883	255,104	255,104
Subordinated notes	140,000	143,639	—	—
Junior subordinated debentures	249,493	250,305	249,493	250,672
Derivative liabilities	41,180	41,180	37,264	37,264
Accrued interest payable	8,001	8,001	8,556	8,556
Total financial liabilities	$17,650,033	$17,664,316	$15,636,968	$15,658,595

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, FDIC indemnification asset, accrued interest receivable and accrued interest payable, and non-maturity deposits.
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
Other Borrowings. The fair value of the other borrowings is based on the discounted value of contractual cash flows. In accordance with ASC 820, the Company has categorized other borrowings as a Level 3 fair value measurement.

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
(23) Shareholders’ Equity
A summary of the Company’s common and preferred stock at December 31, 2014 and 2013 is as follows:

	2014	2013
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	46,881,108	46,181,588
Shares outstanding	46,805,055	46,116,583
Cash dividend per share	$0.40	$0.18
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	126,467	126,477
Shares outstanding	126,467	126,477
The Company reserves shares of its authorized common stock specifically for the 2007 Plan, the ESPP and the Directors Deferred Fee and Stock Plan ("the DDFS"). The reserved shares and these plans are detailed in Note 18 - Stock Compensation Plans and Other Employee Benefit Plans. The Company also reserves its authorized common stock for conversion of convertible preferred stock and common stock warrants.
Tangible Equity Units
In December 2010, the Company sold 4.6 million 7.50% TEU's at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit was composed of a prepaid common stock purchase contract and a junior subordinated amortizing note due December 15, 2013. The prepaid stock purchase contracts were recorded as surplus (a component of shareholders’ equity), net of issuance costs, and the junior subordinated amortizing notes were recorded as debt within other borrowings. Issuance costs associated with the debt component were recorded as a discount within other borrowings and were amortized over the term of the instrument to December 15, 2013 at which time they were paid off in full. The Company allocated the proceeds from the issuance of the TEU to equity and debt based on the relative fair values of the respective components of each unit.

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
Series C Preferred Stock
In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In 2014, pursuant to such terms, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. In 2013, 23 shares of the Series C Preferred Stock were converted at the option of the respective holders into 558 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

Common Stock Warrants
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82, subject to customary anti-dilution adjustments, and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During 2014, certain holders of the interest in the warrant exercised 705,878 warrant shares, which resulted in 363,155 shares of common stock issued. At December 31, 2014, all remaining holders of the interest in the warrant are able to exercise 937,417 warrant shares.
The Company previously issued other warrants to acquire common stock. These warrants entitled the holders to purchase one share of the Company’s common stock at a purchase price of $30.50 per share. Of the 19,000 warrants previously outstanding, 18,000 were exercised in March 2012 and 1,000 were exercised in February 2013. As a result, none of these warrants were outstanding at December 31, 2014 and 2013.

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
At the January 2015 Board of Directors meeting, a quarterly cash dividend of $0.11 per share ($0.44 on an annualized basis) was declared. It was paid on February 19, 2015 to shareholders of record as of February 5, 2015.

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, for the years ending December 31, 2014, 2013 and 2012:

(In thousands)	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2014	$(53,665)	$(2,462)	$(6,909)	$(63,036)
Other comprehensive income (loss) during the period, net of tax, before reclassification	43,828	(1,244)	(18,373)	24,211
Amount reclassified from accumulated other comprehensive income, net of tax	$304	$1,189	$—	$1,493
Net other comprehensive income (loss) during the period, net of tax	$44,132	$(55)	$(18,373)	$25,704
Balance at December 31, 2014	$(9,533)	$(2,517)	$(25,282)	$(37,332)

Balance at January 1, 2013	$6,710	$(5,292)	$6,293	$7,711
Other comprehensive loss during the period, net of tax, before reclassification	(62,182)	(251)	(13,202)	(75,635)
Amount reclassified from accumulated other comprehensive income, net of tax	1,807	3,081	—	4,888
Net other comprehensive (loss) income during the period, net of tax	$(60,375)	$2,830	$(13,202)	$(70,747)
Balance at December 31, 2013	$(53,665)	$(2,462)	$(6,909)	$(63,036)

Balance at January 1, 2012	$4,204	$(7,082)	$—	$(2,878)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	5,461	(1,713)	6,293	10,041
Amount reclassified from accumulated other comprehensive income, net of tax	(2,955)	3,503	—	548
Net other comprehensive income during the period, net of tax	$2,506	$1,790	$6,293	$10,589
Balance at December 31, 2012	$6,710	$(5,292)	$6,293	$7,711

	Amount Reclassified from Accumulated Other Comprehensive Income for the Year Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income	December 31,		Impacted Line on the Consolidated Statements of Income
	2014	2013
Accumulated unrealized (losses) gains on securities
Losses included in net income	$(504)	$(3,000)	(Losses) gains on available-for-sale securities, net
	(504)	(3,000)	Income before taxes
Tax effect	$200	$1,193	Income tax expense
Net of tax	$(304)	$(1,807)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$1,974	$5,116	Interest on junior subordinated debentures
	(1,974)	(5,116)	Income before taxes
Tax effect	$785	$2,035	Income tax expense
Net of tax	$(1,189)	$(3,081)	Net income

(24) Segment Information
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
The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2014
Net interest income	$484,523	82,415	15,968	582,906	15,669	$598,575
Provision for credit losses	17,708	2,829	—	20,537	—	20,537
Non-interest income	136,307	32,534	73,388	242,229	(26,989)	215,240
Non-interest expense	444,416	44,320	69,431	558,167	(11,320)	546,847
Income tax expense	60,033	27,167	7,833	95,033	—	95,033
Net income	$98,673	40,633	12,092	151,398	—	$151,398
Total assets at end of year	$16,724,834	2,766,017	519,876	20,010,727	—	$20,010,727
2013
Net interest income	$448,173	73,903	14,118	536,194	14,433	$550,627
Provision for credit losses	45,396	637	—	46,033	—	46,033
Non-interest income	150,543	30,890	65,597	247,030	(24,633)	222,397
Non-interest expense	409,780	40,529	62,442	512,751	(10,200)	502,551
Income tax expense	55,161	25,508	6,561	87,230	—	87,230
Net income	$88,379	38,119	10,712	137,210	—	$137,210
Total assets at end of year	$15,132,912	2,470,832	494,039	18,097,783	—	$18,097,783
2012
Net interest income	$430,405	64,048	12,324	506,777	12,739	$519,516
Provision for credit losses	74,975	1,461	—	76,436	—	76,436
Non-interest income	166,296	26,845	54,519	247,660	(21,568)	226,092
Non-interest expense	403,228	38,394	56,247	497,869	(8,829)	489,040
Income tax expense	45,170	19,660	4,106	68,936	—	68,936
Net income	$73,328	31,378	6,490	111,196	—	$111,196
Total assets at end of year	$14,787,221	2,295,284	437,108	17,519,613	—	$17,519,613

(25) Condensed Parent Company Financial Statements
Condensed parent company only financial statements of Wintrust follow:
Statement of Financial Condition

	December 31,
(In thousands)	2014	2013
Assets
Cash	$151,303	$80,869
Available-for-sale securities, at fair value	10,725	12,839
Investment in and receivable from subsidiaries	2,205,487	1,971,018
Loans, net of unearned income	3,993	3,768
Less: Allowance for loan losses	972	81
Net Loans	3,021	3,687
Goodwill	8,371	8,371
Other assets	119,739	113,930
Total assets	$2,498,646	$2,190,714

Liabilities and Shareholders’ Equity
Other liabilities	$20,509	$21,292
Notes payable	—	—
Subordinated notes	140,000	—
Other borrowings	18,822	19,340
Junior subordinated debentures	249,493	249,493
Shareholders’ equity	2,069,822	1,900,589
Total liabilities and shareholders’ equity	$2,498,646	$2,190,714
Statements of Income

	Years Ended December 31,
(In thousands)	2014	2013	2012
Income
Dividends and other revenue from subsidiaries	$98,296	$114,241	$47,295
(Losses) gains on available-for-sale securities, net	(33)	111	64
Other income	221	4,529	605
Total income	98,484	118,881	47,964

Expenses
Interest expense	12,553	13,424	16,840
Salaries and employee benefits	30,636	17,831	20,042
Other expenses	38,428	24,739	27,428
Total expenses	81,617	55,994	64,310
Income (loss) before income taxes and equity in undistributed loss of subsidiaries	16,867	62,887	(16,346)
Income tax benefit	22,909	18,599	23,127
Income before equity in undistributed net income of subsidiaries	39,776	81,486	6,781
Equity in undistributed net income of subsidiaries	111,622	55,724	104,415
Net income	$151,398	$137,210	$111,196

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2014	2013	2012
Operating Activities:
Net income	$151,398	$137,210	$111,196
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	945	1,765	8,050
Losses (gains) on available-for-sale securities, net	33	(111)	(64)
Depreciation and amortization	7,756	3,744	3,072
Deferred income tax expense	2,753	1,217	2,224
Stock-based compensation expense	7,754	6,799	9,072
Tax (expense) benefit from stock-based compensation arrangements	(594)	(831)	1,392
Excess tax benefits from stock-based compensation arrangements	(139)	(112)	(483)
Increase in other assets	(9,496)	(3,051)	(53,892)
Increase (decrease) in other liabilities	7,114	(4,517)	(1,619)
Equity in undistributed net income of subsidiaries	(111,622)	(55,724)	(104,415)
Net Cash Provided by (Used for) Operating Activities	55,902	86,389	(25,467)
Investing Activities:
Capital contributions to subsidiaries, net	(105,244)	(8,293)	(53,807)
Other investing activity, net	(3,907)	(21,206)	(12,284)
Net Cash Used for Investing Activities	(109,151)	(29,499)	(66,091)
Financing Activities:
Decrease in notes payable and other borrowings, net	(517)	(17,860)	(44,887)
Proceeds from the issuance of subordinated notes, net	139,090	—	—
Repayment of subordinated note	—	(15,000)	(20,000)
Excess tax benefits from stock-based compensation arrangements	139	112	483
Net proceeds from issuance of Series C preferred stock	—	—	122,690
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	10,453	19,113	14,891
Dividends paid	(24,933)	(13,893)	(13,157)
Common stock repurchases	(549)	(3,504)	(7,726)
Net Cash Provided by (Used For) Financing Activities	123,683	(31,032)	52,294
Net Increase (Decrease) in Cash and Cash Equivalents	70,434	25,858	(39,264)
Cash and Cash Equivalents at Beginning of Year	80,869	55,011	94,275
Cash and Cash Equivalents at End of Year	$151,303	$80,869	$55,011

(26) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for 2014 , 2013 and 2012:

(In thousands, except per share data)		2014	2013	2012
Net income		$151,398	$137,210	$111,196
Less: Preferred stock dividends and discount accretion		6,323	8,395	9,093
Net income applicable to common shares—Basic	(A)	145,075	128,815	102,103
Add: Dividends on convertible preferred stock, if dilutive		6,323	8,325	8,955
Net income applicable to common shares—Diluted	(B)	151,398	137,140	111,058
Weighted average common shares outstanding	(C)	46,524	38,699	36,365
Effect of dilutive potential common shares:
Common stock equivalents		1,246	7,108	7,313
Convertible preferred stock, if dilutive		3,075	4,141	4,356
Total dilutive potential common shares		4,321	11,249	11,669
Weighted average common shares and effect of dilutive potential common shares	(D)	50,845	49,948	48,034
Net income per common share:
Basic	(A/C)	$3.12	$3.33	$2.81
Diluted	(B/D)	$2.98	$2.75	$2.31
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
(27) Quarterly Financial Summary (Unaudited)
The following is a summary of quarterly financial information for the years ended December 31, 2014 and 2013:

	2014 Quarters				2013 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$161,326	166,550	170,676	172,715	$152,313	156,646	161,168	160,582
Interest expense	17,320	17,370	19,006	18,996	21,600	20,822	19,386	18,274
Net interest income	144,006	149,180	151,670	153,719	130,713	135,824	141,782	142,308
Provision for credit losses	1,880	6,660	5,864	6,133	15,687	15,382	11,114	3,850
Net interest income after provision for credit losses	142,126	142,520	145,806	147,586	115,026	120,442	130,668	138,458
Non-interest income, excluding net securities (losses) gains	45,562	54,438	58,105	57,639	57,128	63,993	54,587	49,689
Net securities (losses) gains	(33)	(336)	(153)	18	251	2	75	(3,328)
Non-interest expense	131,315	133,591	138,500	143,441	120,119	128,187	127,248	126,997
Income before taxes	56,340	63,031	65,258	61,802	52,286	56,250	58,082	57,822
Income tax expense	21,840	24,490	25,034	23,669	20,234	21,943	22,519	22,534
Net income	$34,500	38,541	40,224	38,133	$32,052	34,307	35,563	35,288
Preferred stock dividends and discount accretion	1,581	1,581	1,581	1,580	2,616	2,617	1,581	1,581
Net income applicable to common shares	$32,919	36,960	38,643	36,553	$29,436	31,690	33,982	33,707
Net income per common share:
Basic	0.71	0.79	0.83	0.78	0.80	0.85	0.86	0.82
Diluted	0.68	0.76	0.79	0.75	0.65	0.69	0.71	0.70
Cash dividends declared per common share	0.10	0.10	0.10	0.10	0.09	—	0.09	—

(28) Subsequent Events

On January 16, 2015, the Company acquired Delavan Bancshares, Inc. ("Delavan"). Delavan was the parent company of Community Bank CBD ("CBD"), a Wisconsin state chartered bank. CBD's four banking locations in southern Wisconsin will operate as branches of Town Bank. In total, the Company acquired assets with a fair value of approximately $224.7 million, including approximately $135.1 million of net loans, and assumed liabilities with a fair value of approximately $185.7 million, including approximately $170.0 million of deposits.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concludes that, as of December 31, 2014, its system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries
We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wintrust Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Wintrust Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Wintrust Financial Corporation and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2015

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 28, 2015 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted a Corporate Code of Ethics which complies with the rules of the SEC and the listing standards of the NASDAQ Global Select Market. The code applies to all of the Company’s directors, officers and employees and is posted on the Company’s website (www.wintrust.com). The Company will post on its website any amendments to, or waivers from, its Corporate Code of Ethics as the code applies to its directors or executive officers.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the materials under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.
The following table summarizes information as of December 31, 2014, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	567,300	$45.36	—
WTFC 2007 Stock Incentive Plan	1,788,596	$24.52	402,394
WTFC Employee Stock Purchase Plan	—	—	207,507
WTFC Directors Deferred Fee and Stock Plan	—	—	298,317
	2,355,896	$29.54	908,218
Equity compensation plans not approved by security holders
N/A	—	—	—
Total	2,355,896	$29.54	908,218

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required in response to this item will be contained in the Company’s Proxy Statement under the caption “Related Party Transactions” and is incorporated herein by reference.
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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Consolidated Statements of Condition as of December 31, 2014 and 2013

•	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

3.1
Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2011 and Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.2
Amended and Restated Certificate of Designations of the Company filed on December 18, 2008 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series A Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).

3.3
Certificate of Designations of the Company filed on March 15, 2012 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2012).

3.4
Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2011).

4.1
Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Securities and Exchange Commission upon request.

4.2
Warrant Agreement, dated as of February 8, 2011, between the Company and Wells Fargo Bank, N.A. as Warrant Agent (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2011).

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

4.5
Subordinated Indenture, dated June 13, 2014 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

4.6
First Supplemental Indenture, dated June 13, 2014 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

4.7
Form of 5.000% Subordinated Note due 2024 (incorporated by reference to Exhibit A in Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

10.1
Credit Agreement dated as of December 15, 2014 among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.2
Receivables Purchase Agreement dated as of December 16, 2014 by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.3
Performance Guarantee made as of December 16, 2014 by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.4
Junior Subordinated Indenture dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.5
Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.6
Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.7
Indenture dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.8
Amended and Restated Declaration of Trust, dated as of September 1, 2006, among the Company, as depositor, LaSalle Bank National Association, as institutional trustee, Christiana Bank & Trust Company, as Delaware trustee, and the Administrators listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.9
Guarantee Agreement, dated as of September 1, 2006, between the Company, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8- K filed with the Securities and Exchange Commission on September 6, 2006).

10.10
Amended and Restated Employment Agreement entered into between the Company and Edward J. Wehmer, President and Chief Executive Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.11
Amended and Restated Employment Agreement entered into between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.12
Amended and Restated Employment Agreement entered into between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer, dated December 19, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.13
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

10.15	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.16
First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.17
Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004.).*

10.18
Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004.).*

10.19
Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.20
Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.21
Form of Restricted Stock Award under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.22
Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.23
Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.24
Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.25	Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan.

10.26	Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan.

10.27
Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.28
Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.29
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.30
Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.31	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.32	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 27, 2015	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER D. CRIST Peter D. Crist	Chairman of the Board of Directors	February 27, 2015

/s/ EDWARD J. WEHMER Edward J. Wehmer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 27, 2015

/s/ JOSEPH F. DAMICO Joseph F. Damico	Director	February 27, 2015

/s/ BERT A. GETZ, JR. Bert A. Getz, Jr.	Director	February 27, 2015

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	February 27, 2015

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 27, 2015

/s/ CHARLES H. JAMES III Charles H. James III	Director	February 27, 2015

/s/ ALBIN F. MOSCHNER Albin F. Moschner	Director	February 27, 2015

/s/ THOMAS J. NEIS Thomas J. Neis	Director	February 27, 2015

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 27, 2015

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 27, 2015

/s/ SHEILA G. TALTON Sheila G. Talton	Director	February 27, 2015