Form 10-Q
period 2015-03-31
WINTRUST FINANCIAL CORP
filed 2015-05-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Common Stock — no par value, 47,420,182 shares, as of April 30, 2015

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2015	December 31, 2014	March 31, 2014
Assets
Cash and due from banks	$286,743	$225,136	$330,262
Federal funds sold and securities purchased under resale agreements	4,129	5,571	12,476
Interest bearing deposits with banks	697,799	998,437	540,964
Available-for-sale securities, at fair value	1,721,030	1,792,078	1,949,697
Trading account securities	7,811	1,206	1,068
Federal Home Loan Bank and Federal Reserve Bank stock	92,948	91,582	78,524
Brokerage customer receivables	25,287	24,221	26,884
Mortgage loans held-for-sale, at fair value	446,355	351,290	215,231
Loans, net of unearned income, excluding covered loans	14,953,059	14,409,398	13,133,160
Covered loans	209,694	226,709	312,478
Total loans	15,162,753	14,636,107	13,445,638
Less: Allowance for loan losses	94,446	91,705	92,275
Less: Allowance for covered loan losses	1,878	2,131	3,447
Net loans	15,066,429	14,542,271	13,349,916
Premises and equipment, net	559,281	555,228	531,763
FDIC indemnification asset	10,224	11,846	60,298
Accrued interest receivable and other assets	537,117	501,882	549,705
Trade date securities receivable	488,063	485,534	182,600
Goodwill	420,197	405,634	373,725
Other intangible assets	18,858	18,811	18,050
Total assets	$20,382,271	$20,010,727	$18,221,163
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$3,779,609	$3,518,685	$2,773,922
Interest bearing	13,159,160	12,763,159	12,355,123
Total deposits	16,938,769	16,281,844	15,129,045
Federal Home Loan Bank advances	416,036	733,050	387,672
Other borrowings	187,006	196,465	231,086
Subordinated notes	140,000	140,000	—
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	2,929	3,828	—
Accrued interest payable and other liabilities	316,964	336,225	283,724
Total liabilities	18,251,197	17,940,905	16,281,020
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,427 shares issued and outstanding at March 31, 2015, 126,467 shares issued and outstanding at December 31, 2014, and 126,477 shares issued and outstanding at March, 31, 2014	126,427	126,467	126,477
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2015, December 31, 2014, and March 31, 2014; 47,474,721 shares issued at March 31, 2015, 46,881,108 shares issued at December 31, 2014, and 46,332,213 shares issued at March 31, 2014	47,475	46,881	46,332
Surplus	1,156,542	1,133,955	1,122,233
Treasury stock, at cost, 85,113 shares at March 31, 2015, 76,053 shares at December 31, 2014, and 73,253 shares at March 31, 2014	(3,948)	(3,549)	(3,380)
Retained earnings	835,669	803,400	705,234
Accumulated other comprehensive loss	(31,091)	(37,332)	(56,753)
Total shareholders’ equity	2,131,074	2,069,822	1,940,143
Total liabilities and shareholders’ equity	$20,382,271	$20,010,727	$18,221,163
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2015	March 31, 2014
Interest income
Interest and fees on loans	$154,676	$147,030
Interest bearing deposits with banks	316	249
Federal funds sold and securities purchased under resale agreements	2	4
Available-for-sale securities	14,400	13,114
Trading account securities	13	9
Federal Home Loan Bank and Federal Reserve Bank stock	769	711
Brokerage customer receivables	181	209
Total interest income	170,357	161,326
Interest expense
Interest on deposits	11,814	11,923
Interest on Federal Home Loan Bank advances	2,156	2,643
Interest on other borrowings	788	750
Interest on subordinated notes	1,775	—
Interest on junior subordinated debentures	1,933	2,004
Total interest expense	18,466	17,320
Net interest income	151,891	144,006
Provision for credit losses	6,079	1,880
Net interest income after provision for credit losses	145,812	142,126
Non-interest income
Wealth management	18,100	16,813
Mortgage banking	27,800	16,428
Service charges on deposit accounts	6,297	5,346
Gains (losses) on available-for-sale securities, net	524	(33)
Fees from covered call options	4,360	1,542
Trading losses, net	(477)	(652)
Other	7,937	6,085
Total non-interest income	64,541	45,529
Non-interest expense
Salaries and employee benefits	90,130	79,934
Equipment	7,836	7,403
Occupancy, net	12,351	10,993
Data processing	5,448	4,715
Advertising and marketing	3,907	2,816
Professional fees	4,664	3,454
Amortization of other intangible assets	1,013	1,163
FDIC insurance	2,987	2,951
OREO expense, net	1,411	3,976
Other	17,571	13,910
Total non-interest expense	147,318	131,315
Income before taxes	63,035	56,340
Income tax expense	23,983	21,840
Net income	$39,052	$34,500
Preferred stock dividends and discount accretion	1,581	1,581
Net income applicable to common shares	$37,471	$32,919
Net income per common share—Basic	$0.79	$0.71
Net income per common share—Diluted	$0.76	$0.68
Cash dividends declared per common share	$0.11	$0.10
Weighted average common shares outstanding	47,239	46,195
Dilutive potential common shares	4,233	4,509
Average common shares and dilutive common shares	51,472	50,704
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Net income	$39,052	$34,500
Unrealized gains on securities
Before tax	26,276	22,526
Tax effect	(10,331)	(8,804)
Net of tax	15,945	13,722
Less: Reclassification of net gains (losses) included in net income
Before tax	524	(33)
Tax effect	(206)	13
Net of tax	318	(20)
Net unrealized gains on securities	15,627	13,742
Unrealized losses on derivative instruments
Before tax	(561)	(98)
Tax effect	220	39
Net unrealized losses on derivative instruments	(341)	(59)
Foreign currency translation adjustment
Before tax	(12,290)	(9,959)
Tax effect	3,245	2,559
Net foreign currency translation adjustment	(9,045)	(7,400)
Total other comprehensive income	6,241	6,283
Comprehensive income	$45,293	$40,783
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at December 31, 2013	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
Net income	—	—	—	—	34,500	—	34,500
Other comprehensive income, net of tax	—	—	—	—	—	6,283	6,283
Cash dividends declared on common stock	—	—	—	—	(4,620)	—	(4,620)
Dividends on preferred stock	—	—	—	—	(1,581)	—	(1,581)
Stock-based compensation	—	—	1,681	—	—	—	1,681
Common stock issued for:
Exercise of stock options and warrants	—	77	2,464	(271)	—	—	2,270
Restricted stock awards	—	41	111	(109)	—	—	43
Employee stock purchase plan	—	13	587	—	—	—	600
Director compensation plan	—	20	358	—	—	—	378
Balance at March 31, 2014	$126,477	$46,332	$1,122,233	$(3,380)	$705,234	$(56,753)	$1,940,143
Balance at December 31, 2014	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
Net income	—	—	—	—	39,052	—	39,052
Other comprehensive income, net of tax	—	—	—	—	—	6,241	6,241
Cash dividends declared on common stock	—	—	—	—	(5,202)	—	(5,202)
Dividends on preferred stock	—	—	—	—	(1,581)	—	(1,581)
Stock-based compensation	—	—	2,271	—	—	—	2,271
Conversion of Series C preferred stock to common stock	(40)	1	39	—	—	—	—
Common stock issued for:
Acquisitions	—	422	18,582	—	—	—	19,004
Exercise of stock options and warrants	—	52	535	(130)	—	—	457
Restricted stock awards	—	84	329	(269)	—	—	144
Employee stock purchase plan	—	15	666	—	—	—	681
Director compensation plan	—	20	165	—	—	—	185
Balance at March 31, 2015	$126,427	$47,475	$1,156,542	$(3,948)	$835,669	$(31,091)	$2,131,074
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2015	March 31, 2014
Operating Activities:
Net income	$39,052	$34,500
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Provision for credit losses	6,079	1,880
Depreciation and amortization	7,895	7,753
Stock-based compensation expense	2,271	1,681
Tax (expense) benefit from stock-based compensation arrangements	(623)	3
Excess tax benefits from stock-based compensation arrangements	(471)	(156)
Net amortization of premium on securities	845	233
Mortgage servicing rights fair value change, net	514	253
Originations and purchases of mortgage loans held-for-sale	(941,651)	(527,272)
Proceeds from sales of mortgage loans held-for-sale	867,194	658,588
Increase in trading securities, net	(6,605)	(571)
Net (increase) decrease in brokerage customer receivables	(1,066)	4,069
Gains on mortgage loans sold	(20,608)	(12,220)
(Gains) losses on available-for-sale securities, net	(524)	33
Losses on sales of premises and equipment, net	81	795
Net (gains) losses on sales and fair value adjustments of other real estate owned	(549)	2,460
(Increase) decrease in accrued interest receivable and other assets, net	(21,291)	27,584
Decrease in accrued interest payable and other liabilities, net	(48,874)	(37,348)
Net Cash (Used for) Provided by Operating Activities	(118,331)	162,265
Investing Activities:
Proceeds from maturities of available-for-sale securities	122,163	98,007
Proceeds from sales of available-for-sale securities	635,532	14,800
Purchases of available-for-sale securities	(629,008)	(349,979)
Net cash received for acquisitions	12,004	—
Proceeds from sales of other real estate owned	11,733	20,362
(Payments provided to) proceeds received from the FDIC related to reimbursements on covered assets	(2,056)	9,669
Net decrease (increase) in interest bearing deposits with banks	300,706	(45,390)
Net increase in loans	(407,522)	(227,040)
Purchases of premises and equipment, net	(5,902)	(7,596)
Net Cash Provided by (Used for) Investing Activities	37,650	(487,167)
Financing Activities:
Increase in deposit accounts	486,960	460,551
Decrease in other borrowings, net	(20,327)	(24,018)
Decrease in Federal Home Loan Bank advances, net	(321,565)	(30,000)
Excess tax benefits from stock-based compensation arrangements	471	156
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	2,489	3,668
Common stock repurchases	(399)	(380)
Dividends paid	(6,783)	(6,201)
Net Cash Provided by Financing Activities	140,846	403,776
Net Increase in Cash and Cash Equivalents	60,165	78,874
Cash and Cash Equivalents at Beginning of Period	230,707	263,864
Cash and Cash Equivalents at End of Period	$290,872	$342,738
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
The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). Operating results reported for the three-month periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of our significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the Company’s 2014 Form 10-K.
(2) Recent Accounting Developments

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued ASU No. 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that invest in affordable housing projects that qualify for the low-income housing tax credit. This ASU permits a new accounting treatment, if certain conditions are met, which allows the Company to amortize the initial cost of an investment in proportion to the amount of tax credits and other tax benefits received with recognition of the investment performance in income tax expense. The Company adopted this new guidance beginning January 1, 2015. The guidance did not have a material impact on the Company's consolidated financial statements.

Repossession of Residential Real Estate Collateral

In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to address diversity in practice and clarify guidance regarding the accounting for an in-substance repossession or foreclosure of residential real estate collateral. This ASU clarifies that an in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor. Additionally, this ASU requires disclosure of both the amount of foreclosed residential real estate property held by the Company and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The Company adopted this new guidance beginning January 1, 2015. The guidance did not have a material impact on the Company's consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which created "Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue and develop a common revenue standard for customer contracts. This ASU provides guidance regarding how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also added a new subtopic to the codification, ASC 340-40, "Other Assets and Deferred Costs: Contracts with Customers" to provide guidance on costs related to obtaining and fulfilling a customer contract. Furthermore, the new standard requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. At this time, the guidance is effective for fiscal years beginning after December 15, 2016. In April 2015, the FASB proposed to defer the effective date by one year, which would result in the guidance becoming effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Extraordinary and Unusual Items

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” to eliminate the concept of extraordinary items related to separately classifying, presenting and disclosing certain events and transactions that meet the criteria for that concept. This guidance is effective for fiscal years beginning after December 15, 2015 and is to be applied either prospectively or retrospectively. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," to clarify the the presentation of debt issuance costs within the balance sheet. This ASU requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The ASU does not affect the current guidance for the recognition and measurement for these debt issuance costs. This guidance is effective for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On January 16, 2015 the Company acquired Delavan Bancshares, Inc. ("Delavan"). Delavan was the parent company of Community Bank CBD, which had four banking locations. Community Bank CBD was merged into the Company's wholly-owned subsidiary Town Bank. The Company acquired assets with a fair value of approximately $223.9 million, including approximately $128.0 million of loans, and assumed liabilities with a fair value of approximately $185.6 million, including approximately $170.2 million of deposits. Additionally the Company recorded goodwill of $16.7 million on the acquisition.

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

See Note 17 - Subsequent Events for discussion regarding the Company's announced acquisitions of Community Financial Shares, Inc ("CFIS"), North Bank and Suburban Illinois Bancorp, Inc. ("Suburban").

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
The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are recorded as FDIC indemnification assets on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in recognition of an allowance for covered loan losses, will increase the FDIC indemnification asset. The corresponding accretion is recorded as a component of non-interest income on the Consolidated Statements of Income.
The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Balance at beginning of period	$11,846	$85,672
Additions from acquisitions	—	—
Additions from reimbursable expenses	1,575	1,282
Amortization	(1,260)	(1,603)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(3,993)	(15,384)
Payments provided to (received from) the FDIC	2,056	(9,669)
Balance at end of period	$10,224	$60,298
Specialty Finance Acquisition
On April 28, 2014, the Company, through its wholly-owned subsidiary, First Insurance Funding of Canada, Inc., acquired Policy Billing Services Inc. and Equity Premium Finance Inc., two affiliated Canadian insurance premium funding and payment services companies. Through this transaction, the Company acquired approximately $7.4 million of premium finance receivables. The Company recorded goodwill of approximately $6.5 million on the acquisition.

Purchased Credit Impaired ("PCI") Loans
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
In determining the acquisition date fair value of PCI loans, and in subsequent accounting, the Company aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.
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
See Note 6—Loans, for more information on PCI loans.
(4) Cash and Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$273,173	$148	$(1,847)	$271,474
U.S. Government agencies	665,177	5,348	(8,732)	661,793
Municipal	264,949	6,485	(1,522)	269,912
Corporate notes:
Financial issuers	129,360	1,965	(1,321)	130,004
Other	3,759	52	(1)	3,810
Mortgage-backed: (1)
Mortgage-backed securities	280,679	5,983	(2,529)	284,133
Collateralized mortgage obligations	45,299	435	(276)	45,458
Equity securities	48,717	5,979	(250)	54,446
Total available-for-sale securities	$1,711,113	$26,395	$(16,478)	$1,721,030

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$388,713	$84	$(6,992)	$381,805
U.S. Government agencies	686,106	4,113	(21,903)	668,316
Municipal	234,951	5,318	(1,740)	238,529
Corporate notes:
Financial issuers	129,309	2,006	(1,557)	129,758
Other	3,766	55	—	3,821
Mortgage-backed: (1)
Mortgage-backed securities	271,129	5,448	(4,928)	271,649
Collateralized mortgage obligations	47,347	249	(535)	47,061
Equity securities	46,592	4,872	(325)	51,139
Total available-for-sale securities	$1,807,913	$22,145	$(37,980)	$1,792,078

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$354,109	$263	$(14,194)	$340,178
U.S. Government agencies	874,845	3,286	(49,856)	828,275
Municipal	175,028	3,439	(3,167)	175,300
Corporate notes:
Financial issuers	129,413	2,306	(1,735)	129,984
Other	4,986	100	(3)	5,083
Mortgage-backed: (1)
Mortgage-backed securities	371,825	3,919	(13,188)	362,556
Collateralized mortgage obligations	55,190	356	(799)	54,747
Equity securities	50,570	3,543	(539)	53,574
Total available-for-sale securities	$2,015,966	$17,212	$(83,481)	$1,949,697

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$198,297	$(1,847)	$—	$—	$198,297	$(1,847)
U.S. Government agencies	163,928	(2,158)	259,346	(6,574)	423,274	(8,732)
Municipal	41,611	(500)	37,899	(1,022)	79,510	(1,522)
Corporate notes:
Financial issuers	9,968	(31)	44,667	(1,290)	54,635	(1,321)
Other	999	(1)	—	—	999	(1)
Mortgage-backed:
Mortgage-backed securities	16,725	(92)	127,433	(2,437)	144,158	(2,529)
Collateralized mortgage obligations	1,015	(1)	10,502	(275)	11,517	(276)
Equity securities	—	—	8,611	(250)	8,611	(250)
Total	$432,543	$(4,630)	$488,458	$(11,848)	$921,001	$(16,478)

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

The Company does not consider securities with unrealized losses at March 31, 2015 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily agency bonds, treasury notes and mortgage-backed securities. Unrealized losses recognized on agency bonds, treasury notes and mortgage-backed securities are the result of increases in yields for similar types of securities which also have a longer duration and maturity.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Realized gains	$553	$55
Realized losses	(29)	(88)
Net realized gains (losses)	$524	$(33)
Other than temporary impairment charges	—	—
Gains (losses) on available-for-sale securities, net	$524	$(33)
Proceeds from sales of available-for-sale securities	$635,532	$14,800

The amortized cost and fair value of securities as of March 31, 2015, December 31, 2014 and March 31, 2014, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$151,585	$151,854	$285,596	$285,889	$203,749	$203,942
Due in one to five years	249,861	250,483	172,647	172,885	338,130	338,980
Due in five to ten years	837,926	836,598	331,389	325,644	344,296	330,546
Due after ten years	97,046	98,058	653,213	637,811	652,206	605,352
Mortgage-backed	325,978	329,591	318,476	318,710	427,015	417,303
Equity securities	48,717	54,446	46,592	51,139	50,570	53,574
Total available-for-sale securities	$1,711,113	$1,721,030	$1,807,913	$1,792,078	$2,015,966	$1,949,697
Securities having a carrying value of $1.1 billion at March 31, 2015, $1.1 billion at December 31, 2014 and $1.2 billion at March 31, 2014, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At March 31, 2015, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Balance:
Commercial	$4,211,932	$3,924,394	$3,439,197
Commercial real-estate	4,710,486	4,505,753	4,262,255
Home equity	709,283	716,293	707,748
Residential real-estate	495,925	483,542	426,769
Premium finance receivables—commercial	2,319,623	2,350,833	2,208,361
Premium finance receivables—life insurance	2,375,654	2,277,571	1,929,334
Consumer and other	130,156	151,012	159,496
Total loans, net of unearned income, excluding covered loans	$14,953,059	$14,409,398	$13,133,160
Covered loans	209,694	226,709	312,478
Total loans	$15,162,753	$14,636,107	$13,445,638
Mix:
Commercial	28%	26%	26%
Commercial real-estate	31	31	32
Home equity	5	5	5
Residential real-estate	3	3	3
Premium finance receivables—commercial	15	16	17
Premium finance receivables—life insurance	16	16	14
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	99%	98%	98%
Covered loans	1	2	2
Total loans	100%	100%	100%
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
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $48.1 million at March 31, 2015, $46.9 million at December 31, 2014 and $40.3 million at March 31, 2014, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(3.7) million at March 31, 2015, $330,000 at December 31, 2014 and $(6.2) million at March 31, 2014. The net credit balances at March 31, 2015 and March 31, 2014 are primarily the result of purchase accounting adjustments related to acquisitions in 2015 and 2014.
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

Acquired Loan Information at Acquisition—PCI Loans
As part of our previous acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination (PCI loans) and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans:

	March 31, 2015		December 31, 2014
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$277,163	$222,837	$285,809	$227,229
Life insurance premium finance loans acquisition	394,632	389,048	399,665	393,479

The following table provides estimated details as of the date of acquisition on loans acquired in 2015 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	Delavan
Contractually required payments including interest	$15,791
Less: Nonaccretable difference	1,442
Cash flows expected to be collected (1)	14,349
Less: Accretable yield	898
Fair value of PCI loans acquired	13,451

(1) Represents undiscounted expected principal and interest cash at acquisition.
See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at March 31, 2015.
Accretable Yield Activity - PCI Loans
Changes in expected cash flows may vary from period to period as the Company periodically updates its cash flow model assumptions for PCI loans. The factors that most significantly affect the estimates of gross cash flows expected to be collected, and accordingly the accretable yield, include changes in the benchmark interest rate indices for variable-rate products and changes in prepayment assumptions and loss estimates. The following table provides activity for the accretable yield of PCI loans:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$77,485	$1,617	$107,655	$8,254
Acquisitions	898	—	—	—
Accretable yield amortized to interest income	(5,504)	(601)	(7,770)	(1,771)
Accretable yield amortized to indemnification asset (1)	(3,576)	—	(5,648)	—
Reclassification from non-accretable difference (2)	1,103	—	8,580	—
Increases (decreases) in interest cash flows due to payments and changes in interest rates	(1,224)	—	(5,143)	78
Accretable yield, ending balance (3)	$69,182	$1,016	$97,674	$6,561

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of March 31, 2015, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $15.8 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income from loans acquired in bank acquisitions totaled $5.5 million and $7.8 million in the first quarter of 2015 and 2014, respectively. These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at March 31, 2015, December 31, 2014 and March 31, 2014:

As of March 31, 2015		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$5,586	$—	$4,756	$16,949	$2,457,174	$2,484,465
Franchise	—	—	—	457	225,305	225,762
Mortgage warehouse lines of credit	—	—	—	—	186,372	186,372
Community Advantage—homeowners association	—	—	—	—	108,382	108,382
Aircraft	—	—	291	389	6,295	6,975
Asset-based lending	—	—	—	4,819	805,866	810,685
Tax exempt	—	—	—	—	205,195	205,195
Leases	—	—	65	517	171,432	172,014
Other	—	—	—	—	2,735	2,735
PCI - commercial (1)	—	612	—	—	8,735	9,347
Total commercial	5,586	612	5,112	23,131	4,177,491	4,211,932
Commercial real-estate:
Residential construction	—	—	—	—	46,796	46,796
Commercial construction	—	—	—	992	209,039	210,031
Land	2,646	—	—	1,942	84,454	89,042
Office	8,243	—	171	3,144	731,568	743,126
Industrial	3,496	—	61	1,719	599,050	604,326
Retail	4,975	—	—	2,562	734,990	742,527
Multi-family	1,750	—	393	3,671	649,589	655,403
Mixed use and other	8,872	—	808	10,847	1,532,036	1,552,563
PCI - commercial real-estate (1)	—	18,120	4,639	3,242	40,671	66,672
Total commercial real-estate	29,982	18,120	6,072	28,119	4,628,193	4,710,486
Home equity	7,665	—	693	2,825	698,100	709,283
Residential real estate	14,248	—	753	8,735	469,826	493,562
PCI - residential real estate (1)	—	266	—	84	2,013	2,363
Premium finance receivables
Commercial insurance loans	15,902	8,062	4,476	19,392	2,271,791	2,319,623
Life insurance loans	—	—	8,994	5,415	1,972,197	1,986,606
PCI - life insurance loans (1)	—	—	—	—	389,048	389,048
Consumer and other	236	91	111	634	129,084	130,156
Total loans, net of unearned income, excluding covered loans	$73,619	$27,151	$26,211	$88,335	$14,737,743	$14,953,059
Covered loans	7,079	16,434	558	6,128	179,495	209,694
Total loans, net of unearned income	$80,698	$43,585	$26,769	$94,463	$14,917,238	$15,162,753

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2014		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$9,132	$474	$3,161	$7,492	$2,213,105	$2,233,364
Franchise	—	—	308	1,219	231,789	233,316
Mortgage warehouse lines of credit	—	—	—	—	139,003	139,003
Community Advantage—homeowners association	—	—	—	—	106,364	106,364
Aircraft	—	—	—	—	8,065	8,065
Asset-based lending	25	—	1,375	2,394	802,608	806,402
Tax exempt	—	—	—	—	217,487	217,487
Leases	—	—	77	315	159,744	160,136
Other	—	—	—	—	11,034	11,034
PCI - commercial (1)	—	365	202	138	8,518	9,223
Total commercial	9,157	839	5,123	11,558	3,897,717	3,924,394
Commercial real-estate
Residential construction	—	—	250	76	38,370	38,696
Commercial construction	230	—	—	2,023	185,513	187,766
Land	2,656	—	—	2,395	86,779	91,830
Office	7,288	—	2,621	1,374	694,149	705,432
Industrial	2,392	—	—	3,758	617,820	623,970
Retail	4,152	—	116	3,301	723,919	731,488
Multi-family	249	—	249	1,921	603,323	605,742
Mixed use and other	9,638	—	2,603	9,023	1,443,853	1,465,117
PCI - commercial real-estate (1)	—	10,976	6,393	4,016	34,327	55,712
Total commercial real-estate	26,605	10,976	12,232	27,887	4,428,053	4,505,753
Home equity	6,174	—	983	3,513	705,623	716,293
Residential real-estate	15,502	—	267	6,315	459,224	481,308
PCI - residential real-estate (1)	—	549	—	—	1,685	2,234
Premium finance receivables
Commercial insurance loans	12,705	7,665	5,995	17,328	2,307,140	2,350,833
Life insurance loans	—	—	13,084	339	1,870,669	1,884,092
PCI - life insurance loans (1)	—	—	—	—	393,479	393,479
Consumer and other	277	119	293	838	149,485	151,012
Total loans, net of unearned income, excluding covered loans	$70,420	$20,148	$37,977	$67,778	$14,213,075	$14,409,398
Covered loans	7,290	17,839	1,304	4,835	195,441	226,709
Total loans, net of unearned income	$77,710	$37,987	$39,281	$72,613	$14,408,516	$14,636,107

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2014		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$11,112	$387	$2,235	$16,150	$1,965,425	$1,995,309
Franchise	—	—	—	75	221,026	221,101
Mortgage warehouse lines of credit	—	—	—	—	60,809	60,809
Community Advantage—homeowners association	—	—	—	—	91,414	91,414
Aircraft	—	—	—	—	8,840	8,840
Asset-based lending	670	—	—	10,573	729,425	740,668
Tax exempt	—	—	—	—	177,973	177,973
Leases	—	—	—	—	121,986	121,986
Other	—	—	—	—	10,261	10,261
PCI - commercial (1)	—	1,079	—	865	8,892	10,836
Total commercial	11,782	1,466	2,235	27,663	3,396,051	3,439,197
Commercial real-estate:
Residential construction	—	—	680	27	35,690	36,397
Commercial construction	844	—	—	—	150,786	151,630
Land	2,405	—	2,682	3,438	99,445	107,970
Office	6,970	—	1,672	8,868	633,655	651,165
Industrial	6,101	—	1,114	2,706	615,139	625,060
Retail	9,540	—	217	3,089	664,584	677,430
Multi-family	1,327	—	—	3,820	570,616	575,763
Mixed use and other	6,546	—	6,626	10,744	1,337,320	1,361,236
PCI - commercial real-estate (1)	—	21,073	2,791	6,169	45,571	75,604
Total commercial real-estate	33,733	21,073	15,782	38,861	4,152,806	4,262,255
Home equity	7,311	—	1,650	4,972	693,815	707,748
Residential real estate	14,385	—	946	4,889	403,474	423,694
PCI - residential real estate (1)	—	1,414	—	248	1,413	3,075
Premium finance receivables
Commercial insurance loans	14,517	6,808	5,600	20,777	2,160,659	2,208,361
Life insurance loans	—	—	—	4,312	1,511,820	1,516,132
PCI - life insurance loans (1)	—	—	—	—	413,202	413,202
Consumer and other	1,144	105	213	570	157,464	159,496
Total loans, net of unearned income, excluding covered loans	$82,872	$30,866	$26,426	$102,292	$12,890,704	$13,133,160
Covered loans	9,136	35,831	6,682	7,042	253,787	312,478
Total loans, net of unearned income	$92,008	$66,697	$33,108	$109,334	$13,144,491	$13,445,638

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which our credit management personnel assign a credit risk rating (1 to 10 rating) to each loan at the time of origination and review loans on a regular basis.
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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at March 31, 2015, December 31, 2014 and March 31, 2014:

	Performing			Non-performing			Total
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014
Loan Balances:
Commercial
Commercial and industrial	$2,478,879	$2,223,758	$1,983,810	$5,586	$9,606	$11,499	$2,484,465	$2,233,364	$1,995,309
Franchise	225,762	233,316	221,101	—	—	—	225,762	233,316	221,101
Mortgage warehouse lines of credit	186,372	139,003	60,809	—	—	—	186,372	139,003	60,809
Community Advantage—homeowners association	108,382	106,364	91,414	—	—	—	108,382	106,364	91,414
Aircraft	6,975	8,065	8,840	—	—	—	6,975	8,065	8,840
Asset-based lending	810,685	806,377	739,998	—	25	670	810,685	806,402	740,668
Tax exempt	205,195	217,487	177,973	—	—	—	205,195	217,487	177,973
Leases	172,014	160,136	121,986	—	—	—	172,014	160,136	121,986
Other	2,735	11,034	10,261	—	—	—	2,735	11,034	10,261
PCI - commercial (1)	9,347	9,223	10,836	—	—	—	9,347	9,223	10,836
Total commercial	4,206,346	3,914,763	3,427,028	5,586	9,631	12,169	4,211,932	3,924,394	3,439,197
Commercial real-estate
Residential construction	46,796	38,696	36,397	—	—	—	46,796	38,696	36,397
Commercial construction	210,031	187,536	150,786	—	230	844	210,031	187,766	151,630
Land	86,396	89,174	105,565	2,646	2,656	2,405	89,042	91,830	107,970
Office	734,883	698,144	644,195	8,243	7,288	6,970	743,126	705,432	651,165
Industrial	600,830	621,578	618,959	3,496	2,392	6,101	604,326	623,970	625,060
Retail	737,552	727,336	667,890	4,975	4,152	9,540	742,527	731,488	677,430
Multi-family	653,653	605,493	574,436	1,750	249	1,327	655,403	605,742	575,763
Mixed use and other	1,543,691	1,455,479	1,354,690	8,872	9,638	6,546	1,552,563	1,465,117	1,361,236
PCI - commercial real-estate(1)	66,672	55,712	75,604	—	—	—	66,672	55,712	75,604
Total commercial real-estate	4,680,504	4,479,148	4,228,522	29,982	26,605	33,733	4,710,486	4,505,753	4,262,255
Home equity	701,618	710,119	700,437	7,665	6,174	7,311	709,283	716,293	707,748
Residential real-estate	479,314	465,806	409,309	14,248	15,502	14,385	493,562	481,308	423,694
PCI - residential real-estate (1)	2,363	2,234	3,075	—	—	—	2,363	2,234	3,075
Premium finance receivables
Commercial insurance loans	2,295,659	2,330,463	2,187,036	23,964	20,370	21,325	2,319,623	2,350,833	2,208,361
Life insurance loans	1,986,606	1,884,092	1,516,132	—	—	—	1,986,606	1,884,092	1,516,132
PCI - life insurance loans (1)	389,048	393,479	413,202	—	—	—	389,048	393,479	413,202
Consumer and other	129,829	150,617	158,295	327	395	1,201	130,156	151,012	159,496
Total loans, net of unearned income, excluding covered loans	$14,871,287	$14,330,721	$13,043,036	$81,772	$78,677	$90,124	$14,953,059	$14,409,398	$13,133,160

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months ended March 31, 2015 and 2014 is as follows:

Three months ended March 31, 2015		Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Other adjustments	(17)	(180)	—	(3)	(48)	—	(248)
Reclassification from allowance for unfunded lending-related commitments	—	(113)	—	—	—	—	(113)
Charge-offs	(677)	(1,005)	(584)	(631)	(1,263)	(111)	(4,271)
Recoveries	370	312	48	76	329	53	1,188
Provision for credit losses	2,351	2,455	700	436	461	(218)	6,185
Allowance for loan losses at period end	$33,726	$37,002	$12,664	$4,096	$5,992	$966	$94,446
Allowance for unfunded lending-related commitments at period end	$—	$888	$—	$—	$—	$—	$888
Allowance for credit losses at period end	$33,726	$37,890	$12,664	$4,096	$5,992	$966	$95,334
Individually evaluated for impairment	$1,814	$3,256	$948	$208	$—	$26	$6,252
Collectively evaluated for impairment	31,912	34,521	11,716	3,794	5,992	940	88,875
Loans acquired with deteriorated credit quality	—	113	—	94	—	—	207
Loans at period end
Individually evaluated for impairment	$12,361	$75,886	$7,879	$17,144	$—	$381	$113,651
Collectively evaluated for impairment	4,190,224	4,567,928	701,404	476,418	4,306,229	129,775	14,371,978
Loans acquired with deteriorated credit quality	9,347	66,672	—	2,363	389,048	—	467,430

Three months ended March 31, 2014	Commercial	Commercial Real-estate	Home Equity	Residential Real-estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$23,092	$48,658	$12,611	$5,108	$5,583	$1,870	$96,922
Other adjustments	(15)	(121)	(1)	(2)	(9)	—	(148)
Reclassification from allowance for unfunded lending-related commitments	—	(18)	—	—	—	—	(18)
Charge-offs	(648)	(4,493)	(2,267)	(226)	(1,210)	(173)	(9,017)
Recoveries	317	145	257	131	321	61	1,232
Provision for credit losses	1,943	434	366	(320)	897	(16)	3,304
Allowance for loan losses at period end	$24,689	$44,605	$10,966	$4,691	$5,582	$1,742	$92,275
Allowance for unfunded lending-related commitments at period end	$—	$737	$—	$—	$—	$—	$737
Allowance for credit losses at period end	$24,689	$45,342	$10,966	$4,691	$5,582	$1,742	$93,012
Individually evaluated for impairment	$3,107	$4,041	$596	$455	$—	$95	$8,294
Collectively evaluated for impairment	21,512	41,301	10,370	4,147	5,582	1,647	84,559
Loans acquired with deteriorated credit quality	70	—	—	89	—	—	159
Loans at period end
Individually evaluated for impairment	$18,350	$99,480	$7,537	$18,026	$—	$1,592	$144,985
Collectively evaluated for impairment	3,410,011	4,087,171	700,211	405,668	3,724,493	157,662	12,485,216
Loans acquired with deteriorated credit quality	10,836	75,604	—	3,075	413,202	242	502,959

A summary of activity in the allowance for covered loan losses for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$2,131	$10,092
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(529)	(7,121)
Benefit attributable to FDIC loss share agreements	423	5,697
Net provision for covered loan losses	(106)	(1,424)
Decrease in FDIC indemnification asset	(423)	(5,697)
Loans charged-off	(237)	(2,864)
Recoveries of loans charged-off	513	3,340
Net recoveries	276	476
Balance at end of period	$1,878	$3,447
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
Impaired Loans
A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$48,610	$69,487	$86,381
Impaired loans with no allowance for loan loss required	63,794	57,925	56,596
Total impaired loans (2)	$112,404	$127,412	$142,977
Allowance for loan losses related to impaired loans	$6,199	$6,270	$8,197
TDRs	$67,218	$82,275	$92,517

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Three Months Ended
	As of March 31, 2015			March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,230	$7,830	$1,795	$7,465	$92
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land	4,475	8,090	29	4,734	127
Office	8,354	11,053	598	8,399	131
Industrial	1,402	1,487	559	1,406	20
Retail	10,259	12,286	371	10,294	128
Multi-family	2,266	2,363	241	2,273	26
Mixed use and other	7,891	10,041	1,449	7,907	116
Home equity	2,807	2,962	948	2,809	29
Residential real-estate	3,728	3,934	183	3,724	45
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	198	200	26	203	4
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$4,630	$7,595	$—	$4,647	$125
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	2,645	2,645	—	2,645	30
Land	5,134	5,868	—	5,137	62
Office	6,890	6,965	—	6,971	77
Industrial	2,772	3,134	—	2,837	55
Retail	5,053	9,130	—	5,315	105
Multi-family	777	1,199	—	778	13
Mixed use and other	17,479	17,723	—	17,688	185
Home equity	5,072	6,771	—	5,126	70
Residential real-estate	13,159	14,644	—	13,190	145
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	183	249	—	145	3
Total loans, net of unearned income, excluding covered loans	$112,404	$136,169	$6,199	$113,693	$1,588

				For the Twelve Months Ended
	As of December 31, 2014			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,989	$10,785	$1,915	$10,784	$539
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land	5,011	8,626	43	5,933	544
Office	11,038	12,863	305	11,567	576
Industrial	195	277	15	214	13
Retail	11,045	14,566	487	12,116	606
Multi-family	2,808	3,321	158	2,839	145
Mixed use and other	21,777	24,076	2,240	21,483	1,017
Home equity	1,946	2,055	475	1,995	80
Residential real-estate	5,467	5,600	606	5,399	241
Premium finance receivables		—
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	211	213	26	214	10
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$5,797	$8,862	$—	$6,664	$595
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,952	—	87	100
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	2,875	3,085	—	3,183	151
Land	10,210	10,941	—	10,268	430
Office	4,132	5,020	—	4,445	216
Industrial	4,160	4,498	—	3,807	286
Retail	5,487	7,470	—	6,915	330
Multi-family	—	—	—	—	—
Mixed use and other	7,985	8,804	—	9,533	449
Home equity	4,453	6,172	—	4,666	256
Residential real-estate	12,640	14,334	—	12,682	595
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	161	222	—	173	11
Total loans, net of unearned income, excluding covered loans	$127,412	$153,742	$6,270	$134,967	$7,190

				For the Three Months Ended
	As of March 31, 2014			March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,167	$10,029	$2,459	$9,340	$120
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	670	2,465	620	677	31
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	—	—	—	—	—
Commercial construction	3,099	3,099	24	3,099	28
Land	9,260	9,625	174	9,688	79
Office	8,712	9,398	1,069	8,767	90
Industrial	6,597	6,765	513	5,985	81
Retail	12,763	12,903	826	12,819	132
Multi-family	2,053	2,143	122	2,057	23
Mixed use and other	25,420	25,591	1,272	25,853	291
Home equity	2,109	2,534	596	2,117	24
Residential real-estate	6,222	6,362	427	6,094	68
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	309	367	95	290	5
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,789	$14,415	$—	$8,179	$208
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real-estate
Residential construction	891	891	—	1,245	12
Commercial construction	1,466	1,471	—	1,418	17
Land	4,982	8,764	—	4,985	109
Office	6,260	6,301	—	6,266	83
Industrial	2,298	2,470	—	2,314	47
Retail	10,419	12,273	—	11,006	140
Multi-family	1,078	2,013	—	1,201	23
Mixed use and other	3,161	5,044	—	3,096	67
Home equity	5,428	7,044	—	5,777	73
Residential real-estate	11,541	14,427	—	11,699	137
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	1,283	1,809	—	1,285	27
Total loans, net of unearned income, excluding covered loans	$142,977	$168,203	$8,197	$145,257	$1,915

TDRs
At March 31, 2015, the Company had $67.2 million in loans modified in TDRs. The $67.2 million in TDRs represents 125 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
Each TDR was reviewed for impairment at March 31, 2015 and approximately $866,000 of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended March 31, 2015 and 2014, the Company recorded $193,000 and $132,000, respectively, in interest income representing this decrease in impairment.
TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at March 31, 2015, the Company had $9.9 million of foreclosed residential real estate properties included within OREO.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2015 and 2014, respectively, which represent TDRs:

Three months ended March 31, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real-estate
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	3	294	3	294	2	80	1	50	—	—
Total loans	3	$294	3	$294	2	$80	1	$50	—	$—

Three months ended March 31, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	1	$88	—	$—	1	$88	—	$—
Commercial real-estate
Industrial	1	1,078	1	1,078	—	—	1	1,078	—	—
Retail	1	202	1	202	—	—	—	—	—	—
Mixed use and other	3	3,877	2	2,604	3	3,877	1	1,273	—	—
Residential real estate and other	—	—	—	—	—	—	—	—	—	—
Total loans	6	$5,245	5	$3,972	3	$3,877	3	$2,439	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended March 31, 2015, three loans totaling $294,000 were determined to be TDRs, compared to six loans totaling $5.2 million in the same period of 2014. Of these loans extended at below market terms, the weighted average extension had a term of approximately 17 months during the three months ended March 31, 2015 compared to 13 months for the same period of 2014. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 180 basis points and 176 basis points during the three months ending March 31, 2015 and 2014, respectively. Interest-only payment terms were approximately 24 months during the three months ending March 31, 2015 compared to approximately nine months during the three months ending March 31, 2014. Additionally, no principal balances were forgiven in the first quarter of 2015 or 2014.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2015 and 2014, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2015		Three Months Ended March 31, 2015		As of March 31, 2014		Three Months Ended March 31, 2014
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$1,461	—	$—	1	$88	—	$—
Commercial real-estate
Commercial construction	—	—	—	—	3	6,120	3	6,120
Land	—	—	—	—	1	2,352	—	—
Office	2	1,510	1	790	4	4,021	3	3,465
Industrial	1	685	—	—	2	2,027	—	—
Retail	—	—	—	—	1	202	—	—
Multi-family	1	181	1	181	—	—	—	—
Mixed use and other	4	1,049	3	816	9	8,919	2	399
Residential real estate and other	9	2,131	2	261	6	1,919	—	—
Total loans	18	$7,017	7	$2,048	27	$25,648	8	$9,984

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2015	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2015
Community banking	$331,752	$16,718	$—	$—	$348,470
Specialty finance	41,768	—	—	(2,155)	39,613
Wealth management	32,114	—	—	—	32,114
Total	$405,634	$16,718	$—	$(2,155)	$420,197
The community banking segment's goodwill increased $16.7 million in the first quarter of 2015 as a result of the acquisition of Delavan. The specialty finance segment's goodwill decreased $2.2 million in the first quarter of 2015 as a result of foreign currency translation adjustments related to the Canadian acquisitions.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of March 31, 2015 is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$25,881	$29,379	$40,770
Accumulated amortization	(14,192)	(17,879)	(30,209)
Net carrying amount	$11,689	$11,500	$10,561
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(971)	(941)	(842)
Net carrying amount	$829	$859	$958
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940	$7,690
Accumulated amortization	(1,600)	(1,488)	(1,159)
Net carrying amount	$6,340	$6,452	$6,531
Total other intangible assets, net	$18,858	$18,811	$18,050

Estimated amortization
Actual in three months ended March 31, 2015	$1,013
Estimated remaining in 2015	2,700
Estimated—2016	3,007
Estimated—2017	2,499
Estimated—2018	2,186
Estimated—2019	1,837
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
Total amortization expense associated with finite-lived intangibles totaled approximately $1.0 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

(9) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance:
Non-interest bearing	$3,779,609	$3,518,685	$2,773,922
NOW and interest bearing demand deposits	2,262,928	2,236,089	1,983,251
Wealth management deposits	1,528,963	1,226,916	1,289,134
Money market	3,791,762	3,651,467	3,454,271
Savings	1,563,752	1,508,877	1,443,943
Time certificates of deposit	4,011,755	4,139,810	4,184,524
Total deposits	$16,938,769	$16,281,844	$15,129,045
Mix:
Non-interest bearing	22%	22%	18%
NOW and interest bearing demand deposits	13	14	13
Wealth management deposits	9	8	8
Money market	23	22	23
Savings	9	9	10
Time certificates of deposit	24	25	28
Total deposits	100%	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.
(10) Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Federal Home Loan Bank advances	$416,036	$733,050	$387,672
Other borrowings:
Notes payable	—	—	182
Securities sold under repurchase agreements	50,076	48,566	211,692
Other	18,689	18,822	19,212
Secured borrowings	118,241	129,077	—
Total other borrowings	187,006	196,465	231,086
Subordinated notes	140,000	140,000	—
Total Federal Home Loan Bank advances, other borrowings and subordinated notes	$743,042	$1,069,515	$618,758
Federal Home Loan Bank Advances
Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real-estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
Notes Payable
At March 31, 2015 and December 31, 2014, the Company had no notes payable outstanding compared to $182,000 outstanding at March 31, 2014. Notes payable represented an unsecured promissory note to a Great Lakes Advisor shareholder ("Unsecured Promissory Note") assumed by the Company as a result of the respective acquisition in 2011 and separate loan agreements with unaffiliated banks. Under the Unsecured Promissory Note, the Company made quarterly principal payments and paid interest at a rate of the federal funds rate plus 100 basis points. At March 31, 2014, this Unsecured Promissory Note had an outstanding balance of $182,000. In the second quarter of 2014, the remaining balance of the Unsecured Promissory Note was paid off.

In prior periods, the Company has had a $101.0 million loan agreement with unaffiliated banks dated as of October 30, 2009, which had been amended at least annually between 2009 and 2014. The agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. In 2013, the Company repaid and terminated the $1.0 million term loan, and amended the agreement, effectively extending the maturity date on the revolving credit facility from October 25, 2013 to November 6, 2014. The agreement was also amended in 2014 effectively extending the term to December 15, 2014 at which time the agreement matured. At March 31, 2014, no amount was outstanding on the $100.0 million revolving credit facility.
On December 15, 2014, the Company entered into a new $150.0 million loan agreement with unaffiliated banks. The agreement consists of a $75.0 million revolving credit facility ("Revolving Credit Facility") and a $75.0 million term facility ("Term Facility"). At March 31, 2015 and December 31, 2014, the Company had no outstanding balance under the Revolving Credit Facility or the Term Facility. All borrowings under the Revolving Credit Facility must be repaid by December 14, 2015. The Company is required to borrow the entire amount of the Term Facility no later than June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company will be required to make straight-line quarterly amortizing payments on the Term Facility. Borrowings under the agreement that are considered “Base Rate Loans” will bear interest at a rate equal to the sum of (1) 50 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the federal funds rate plus 50 basis points, (b) the lender's prime rate, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points. Borrowings under the agreement that are considered “Eurodollar Rate Loans” will bear interest at a rate equal to the sum of (1) 150 basis points (in the case of a borrowing under the Revolving Credit Facility) or 175 basis points (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.20% of the actual daily amount by which the lenders' commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2015, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Securities Sold Under Repurchase Agreements
At March 31, 2015, December 31, 2014 and March 31, 2014, securities sold under repurchase agreements represent $50.1 million, $48.6 million and $31.7 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks as well as $180.0 million of short-term borrowings from banks and brokers at March 31, 2014 that were paid off in the second quarter of 2014. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of March 31, 2015, the Company had pledged securities related to its customer balances in sweep accounts of $78.0 million, which exceeds the outstanding borrowings resulting in no net credit exposure. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition.
Other Borrowings
Other borrowings at March 31, 2015 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-Rate Promissory Note") related to and secured by an office building owned by the Company. At March 31, 2015, the Fixed-Rate Promissory Note had an outstanding balance of $18.7 million compared to an outstanding balance of $18.8 million and $19.2 million at December 31, 2014 and March 31, 2014, respectively. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.

Secured Borrowings

In December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The proceeds received from the transaction are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. At March 31, 2015 the translated balance of the secured borrowing under the Receivable Purchase Agreement totaled $118.2 million compared to $129.1 million at December 31, 2014. Additionally, the interest rate under the Receivables Purchase Agreement at March 31, 2015 was 1.6093%.
Subordinated Notes
At March 31, 2015 and December 31, 2014, the Company had outstanding subordinated notes totaling $140.0 million. In the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024. At March 31, 2014, the Company had no outstanding subordinated notes.
(11) Junior Subordinated Debentures
As of March 31, 2015, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2015. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2015	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.51%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.08%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.88%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.22%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.73%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	1.90%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.25%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.25%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.28%	05/2004	05/2034	05/2009
Total			$249,493		2.46%
The junior subordinated debentures totaled $249.5 million at March 31, 2015, December 31, 2014 and March 31, 2014.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2015, the weighted average contractual interest rate on the junior subordinated debentures was 2.46%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of March 31, 2015, was 3.22%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. At December 31, 2014 and March 31, 2014, all of the junior subordinated debentures, net of the Common Securities, were included in the Company's Tier 1 regulatory capital. Starting in 2015, a portion of these junior subordinated debentures still qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At March 31, 2015, $60.5 million and $181.5 million of the junior subordinated debentures, net of Common Securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively.

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
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to as those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2014 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2015	March 31, 2014
Net interest income:
Community Banking	$122,681	$116,755	$5,926	5%
Specialty Finance	21,046	19,212	1,834	10
Wealth Management	4,189	4,099	90	2
Total Operating Segments	147,916	140,066	7,850	6
Intersegment Eliminations	3,975	3,940	35	1
Consolidated net interest income	$151,891	$144,006	$7,885	5%
Non-interest income:
Community Banking	$44,912	$27,319	$17,593	64%
Specialty Finance	7,871	7,881	(10)	—
Wealth Management	18,728	16,941	1,787	11
Total Operating Segments	71,511	52,141	19,370	37
Intersegment Eliminations	(6,970)	(6,612)	(358)	(5)
Consolidated non-interest income	$64,541	$45,529	$19,012	42%
Net revenue:
Community Banking	$167,593	$144,074	$23,519	16%
Specialty Finance	28,917	27,093	1,824	7
Wealth Management	22,917	21,040	1,877	9
Total Operating Segments	219,427	192,207	27,220	14
Intersegment Eliminations	(2,995)	(2,672)	(323)	(12)
Consolidated net revenue	$216,432	$189,535	$26,897	14%
Segment profit:
Community Banking	$24,965	$22,581	$2,384	11%
Specialty Finance	10,952	8,982	1,970	22
Wealth Management	3,135	2,937	198	7
Consolidated net income	$39,052	$34,500	$4,552	13%
Segment assets:
Community Banking	$17,050,262	$15,160,507	$1,889,755	12%
Specialty Finance	2,784,069	2,532,362	251,707	10
Wealth Management	547,940	528,294	19,646	4
Consolidated total assets	$20,382,271	$18,221,163	$2,161,108	12%

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
Below is a summary of the interest rate cap derivatives held by the Company as of March 31, 2015:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	March 31, 2015
May 3, 2012	May 3, 2015	77,000	Non-Hedge Designated	—
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	17
June 1, 2012	April 1, 2015	96,530	Non-Hedge Designated	—
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	89
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	26
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	34
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	275
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	95
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	299
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	254
		$970,030		$1,089
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
The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2015, December 31, 2014 and March 31, 2014:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$668	$1,390	$2,578	$1,867	$1,994	$2,892
Interest rate derivatives designated as Fair Value Hedges	20	52	90	—	—	1
Total derivatives designated as hedging instruments under ASC 815	$688	$1,442	$2,668	$1,867	$1,994	$2,893
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$46,862	$36,399	$34,571	$45,831	$34,927	$32,097
Interest rate lock commitments	15,296	10,028	13,658	—	20	115
Forward commitments to sell mortgage loans	—	23	625	7,410	4,239	2,688
Foreign exchange contracts	138	72	7	117	—	4
Total derivatives not designated as hedging instruments under ASC 815	$62,296	$46,522	$48,861	$53,358	$39,186	$34,904
Total Derivatives	$62,984	$47,964	$51,529	$55,225	$41,180	$37,797
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
During the first quarter of 2014, the Company designated two existing interest rate cap derivatives as cash flow hedges of variable rate deposits. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of March 31, 2015, the Company had two interest rate swaps and two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three months ended March 31, 2015 or March 31, 2014. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of March 31, 2015:

	March 31, 2015
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2016	50,000	(1,222)
October 2016	25,000	(645)
Total Interest Rate Swaps	75,000	(1,867)
Interest Rate Caps:
August 2016	43,500	26
August 2016	216,500	89
September 2017	50,000	299
September 2017	40,000	254
Total Interest Rate Caps	350,000	668
Total Cash Flow Hedges	$425,000	$(1,199)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Unrealized loss at beginning of period	$(4,062)	$(3,971)
Amount reclassified from accumulated other comprehensive loss to interest expense on junior subordinated debentures	414	493
Amount of loss recognized in other comprehensive income	(975)	(591)
Unrealized loss at end of period	$(4,623)	$(4,069)
As of March 31, 2015, the Company estimates that during the next twelve months, $2.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2015, the Company has three interest rate swaps with an aggregate notional amount of $4.7 million that were designated as fair value hedges associated with fixed rate commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net loss of $4,000 and $2,000 in other income related to hedge ineffectiveness for the three months ended March 31, 2015 and 2014, respectively.
On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, the Company has recorded amortization of the basis in the previously hedged item as a reduction to interest income of $43,000 in both the three month periods ended March 31, 2015 and 2014, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of March 31, 2015 and 2014:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Three Months Ended		Amount of Gain/(Loss) Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended
		March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Interest rate swaps	Trading (losses) gains, net	$(32)	$(17)	$28	$15	$(4)	$(2)
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At March 31, 2015, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $3.1 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2015 to February 2045.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2015, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $829.0 million and interest rate lock commitments with an aggregate notional amount of approximately $531.8 million. Additionally, the Company’s total mortgage loans held-for-sale at March 31, 2015 was $446.4 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of March 31, 2015 the Company held foreign currency derivatives with an aggregate notional amount of approximately $9.6 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized in non-interest income. There were no covered call options outstanding as of March 31, 2015, December 31, 2014 or March 31, 2014.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/

or securities. As of March 31, 2015, the Company held six interest rate cap derivative contracts, which are not designated in hedge relationships, with an aggregate notional value of $620.0 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2015	March 31, 2014
Interest rate swaps and caps	Trading losses, net	$(450)	$(677)
Mortgage banking derivatives	Mortgage banking revenue	2,094	3,677
Covered call options	Fees from covered call options	4,360	1,542
Foreign exchange contracts	Trading losses, net	(51)	(1)
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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2015 the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $30.0 million. If the Company had breached any of these provisions at March 31, 2015 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014
Gross Amounts Recognized	$47,550	$37,841	$37,239	$47,698	$36,921	$34,990
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$47,550	$37,841	$37,239	$47,698	$36,921	$34,990
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(1,563)	(2,771)	(7,359)	(1,563)	(2,771)	(7,359)
Collateral Posted (1)	—	—	—	(46,135)	(34,150)	(27,631)
Net Credit Exposure	$45,987	$35,070	$29,880	$—	$—	$—

(1)
As of March 31, 2015, December 31, 2014 and March 31, 2014, the Company posted collateral of $51.3 million, $43.8 million and $37.1 million, respectively which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At March 31, 2015, the Company classified $56.0 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the first quarter of 2015, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2015 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At March 31, 2015, the Company held $24.7 million of equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At March 31, 2015, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.70%-2.34% with an average of 2.04% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At March 31, 2015, the Company classified $7.9 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at March 31, 2015 was 9.15% with discount rates applied ranging from 9%-12%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 11%-20% or a weighted average prepayment speed of 13.29% used as an input to value the pool of mortgage servicing rights at March 31, 2015. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$271,474	$—	$271,474	$—
U.S. Government agencies	661,793	—	661,793	—
Municipal	269,912	—	213,863	56,049
Corporate notes	133,814	—	133,814	—
Mortgage-backed	329,591	—	329,591	—
Equity securities	54,446	—	29,790	24,656
Trading account securities	7,811	—	7,811	—
Mortgage loans held-for-sale	446,355	—	446,355	—
Mortgage servicing rights	7,852	—	—	7,852
Nonqualified deferred compensation assets	8,718	—	8,718	—
Derivative assets	62,984	—	62,984	—
Total	$2,254,750	$—	$2,166,193	$88,557
Derivative liabilities	$55,225	$—	$55,225	$—

	December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$381,805	$—	$381,805	$—
U.S. Government agencies	668,316	—	668,316	—
Municipal	238,529	—	179,576	58,953
Corporate notes	133,579	—	133,579	—
Mortgage-backed	318,710	—	318,710	—
Equity securities	51,139	—	27,428	23,711
Trading account securities	1,206	—	1,206	—
Mortgage loans held-for-sale	351,290	—	351,290	—
Mortgage servicing rights	8,435	—	—	8,435
Nonqualified deferred compensation assets	7,951	—	7,951	—
Derivative assets	47,964	—	47,964	—
Total	$2,208,924	$—	$2,117,825	$91,099
Derivative liabilities	$41,180	$—	$41,180	$—

	March 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$340,178	$—	$340,178	$—
U.S. Government agencies	828,275	—	828,275	—
Municipal	175,300	—	135,528	39,772
Corporate notes	135,067	—	135,067	—
Mortgage-backed	417,303	—	417,303	—
Equity securities	53,574	—	30,136	23,438
Trading account securities	1,068	—	1,068	—
Mortgage loans held-for-sale	215,231	—	215,231	—
Mortgage servicing rights	8,719	—	—	8,719
Nonqualified deferred compensation assets	7,783	—	7,783	—
Derivative assets	51,529	—	51,529	—
Total	$2,234,027	$—	$2,162,098	$71,929
Derivative liabilities	$37,797	$—	$37,797	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2015, December 31, 2014 and March 31, 2014 for mortgage loans held-for-sale measured at fair value under ASC 825 was $421.2 million, $327.1 million and $199.3 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $446.4 million, $351.3 million and $215.2 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of March 31, 2015, December 31, 2014 and March 31, 2014.
The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2015 and 2014 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2015	$58,953	$23,711	$8,435
Total net gains (losses) included in:
Net Income (1)	—	—	(583)
Other comprehensive income	203	945	—
Purchases	6,674	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(9,781)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at March 31, 2015	$56,049	$24,656	$7,852

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2014	$36,386	$22,163	$8,946
Total net gains (losses) included in:
Net Income (1)	—	—	(227)
Other comprehensive income	147	1,275	—
Purchases	3,360	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(121)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at March 31, 2014	$39,772	$23,438	$8,719

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2015.

	March 31, 2015				Three Months Ended March 31, 2015 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$69,002	$—	$—	$69,002	$2,731
Other real estate owned, including covered other real estate owned (1)	81,042	—	—	81,042	2,362
Total	$150,044	$—	$—	$150,044	$5,093

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At March 31, 2015, the Company had $112.4 million of impaired loans classified as Level 3. Of the $112.4 million of impaired loans, $69.0 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $43.4 million were valued based on discounted cash flows in accordance with ASC 310.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for non-covered other real estate owned and covered other real estate owned. At March 31, 2015, the Company had $81.0 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The valuation adjustments applied to other real estate owned range from an 154% write-up to a 79% write-down of the carrying value at March 31, 2015, with a weighted average write-down adjustment of 1.76%. A higher appraisal valuation results in an increased carrying value.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2015 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$56,049	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Equity Securities	24,656	Discounted cash flows	Discount rate	1.70%-2.34%	2.04%	Decrease
Mortgage Servicing Rights	7,852	Discounted cash flows	Discount rate	9%-12%	9.15%	Decrease
			Constant prepayment rate (CPR)	11%-20%	13.29%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$69,002	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned, including covered other real estate owned	81,042	Appraisal value	Property specific valuation adjustment	(79)%-154%	(1.76)%	Increase

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2015		At December 31, 2014		At March 31, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$290,872	$290,872	$230,707	$230,707	$342,738	$342,738
Interest bearing deposits with banks	697,799	697,799	998,437	998,437	540,964	540,964
Available-for-sale securities	1,721,030	1,721,030	1,792,078	1,792,078	1,949,697	1,949,697
Trading account securities	7,811	7,811	1,206	1,206	1,068	1,068
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	92,948	92,948	91,582	91,582	78,524	78,524
Brokerage customer receivables	25,287	25,287	24,221	24,221	26,884	26,884
Mortgage loans held-for-sale, at fair value	446,355	446,355	351,290	351,290	215,231	215,231
Total loans	15,162,753	15,868,532	14,636,107	15,346,266	13,445,638	14,078,788
Mortgage servicing rights	7,852	7,852	8,435	8,435	8,719	8,719
Nonqualified deferred compensation assets	8,718	8,718	7,951	7,951	7,783	7,783
Derivative assets	62,984	62,984	47,964	47,964	51,529	51,529
FDIC indemnification asset	10,224	10,224	11,846	11,846	60,298	60,298
Accrued interest receivable and other	181,998	181,998	169,156	169,156	169,580	169,580
Total financial assets	$18,716,631	$19,422,410	$18,370,980	$19,081,139	$16,898,653	$17,531,803
Financial Liabilities
Non-maturity deposits	$12,927,014	$12,927,014	$12,142,034	$12,142,034	$10,944,521	$10,944,521
Deposits with stated maturities	4,011,755	4,017,565	4,139,810	4,143,161	4,184,524	4,197,918
Federal Home Loan Bank advances	416,036	422,305	733,050	738,113	387,672	393,145
Other borrowings	187,006	187,006	196,465	197,883	231,086	231,086
Subordinated notes	140,000	147,851	140,000	143,639	—	—
Junior subordinated debentures	249,493	250,196	249,493	250,305	249,493	250,578
Derivative liabilities	55,225	55,225	41,180	41,180	37,797	37,797
Accrued interest payable	8,583	8,583	8,001	8,001	7,218	7,218
Total financial liabilities	$17,995,112	$18,015,745	$17,650,033	$17,664,316	$16,042,311	$16,062,263

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, FDIC indemnification asset, accrued interest receivable and accrued interest payable and non-maturity deposits.
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
(15) Stock-Based Compensation Plans

The 2007 Stock Incentive Plan (“the 2007 Plan”), which was approved by the Company's shareholders in January 2007, permits the grant of incentive stock options, nonqualified stock options, rights and restricted stock. The 2007 Plan initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company's shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. All grants made after 2006 have been made pursuant to the 2007 Plan. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. The 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

The Company historically awarded stock-based compensation in the form time-vested of nonqualified stock options and time-vested restricted share awards (“restricted shares”). The grants of options provide for the purchase shares of Wintrust's common stock at the fair market value of the stock on the date the options are granted. Stock options under the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of 10 years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

Beginning in 2011, the Company has awarded annual grants under The Long-Term Incentive Program (“LTIP”), which is administered under the 2007 Plan. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested nonqualified stock options and performance-based stock and cash awards. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period with overlapping performance periods starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% (for 2015 awards) or 200% (for prior awards) of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to shares of common stock at no cost.

Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life has been based on historical exercise and termination behavior as well as the term of the option, but the expected life of the options granted since the inception of the LTIP awards has been based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates.

Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
The following table presents the weighted average assumptions used to determine the fair value of options granted in the three month periods ending March 31, 2015 and 2014.

	Three Months Ended
	March 31,	March 31,
	2015	2014
Expected dividend yield	0.9%	0.4%
Expected volatility	26.5%	30.8%
Risk-free rate	1.3%	0.7%
Expected option life (in years)	4.5	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of projected performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.3 million in the first quarter of 2015 and $3.8 million in the first quarter of 2014. The first quarter of 2014 includes a $2.1 million charge for a modification to the performance measurement criteria related to the 2011 LTIP performance-based stock grants that were vested and paid out in the first quarter of 2014. The cost of the modification was determined based on the stock price on the date of re-measurement and paid to the holders of the performance-based stock awards in cash.
A summary of the Company's stock option activity for the three months ended March 31, 2015 and March 31, 2014 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2015	1,618,426	$43.00
Conversion of options of acquired company	16,364	21.18
Granted	487,259	44.11
Exercised	(51,522)	31.50
Forfeited or canceled	(175,579)	54.40
Outstanding at March 31, 2015	1,894,948	$42.35	4.6	$11,649
Exercisable at March 31, 2015	1,158,991	$41.00	3.3	$9,291

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2014	1,524,672	$42.00
Granted	358,440	46.86
Exercised	(77,311)	34.79
Forfeited or canceled	(18,898)	45.56
Outstanding at March 31, 2014	1,786,903	$43.25	3.7	$12,834
Exercisable at March 31, 2014	1,166,309	$43.96	2.4	$8,655

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2015 and March 31, 2014 was $9.68 and $11.96, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 and 2014, was $744,000 and $911,000, respectively.

A summary of the Plans' restricted share activity for the three months ended March 31, 2015 and March 31, 2014 is presented below:

	Three months ended March 31, 2015		Three months ended March 31, 2014
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	146,112	$47.45	181,522	$43.39
Granted	12,300	44.11	2,775	46.86
Vested and issued	(4,925)	36.74	(24,900)	33.81
Forfeited	—	—	(451)	44.29
Outstanding at March 31	153,487	$47.53	158,946	$44.95
Vested, but not issuable at March 31	85,000	$51.88	85,000	$51.88

A summary of the 2007 Plan's performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2015 and March 31, 2014 is presented below:

	Three months ended March 31, 2015		Three months ended March 31, 2014
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	295,679	$38.18	307,512	$34.01
Granted	102,828	44.11	91,501	46.86
Vested and issued	(78,590)	31.10	(15,944)	33.25
Forfeited	(29,926)	31.41	(81,551)	33.38
Outstanding at March 31	289,991	$42.90	301,518	$38.12

Based on the achievement of the pre-established performance goals over a three-year period, the actual performance-based award payouts can be adjusted downward to 0% or upward to a maximum of 150% of the target awards granted in 2015 and 200% of the target awards granted prior to 2015. The awards vest in the quarter after the end of the performance period. The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

(16) Shareholders’ Equity and Earnings Per Share

Series C Preferred Stock
In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In the first quarter of 2015, pursuant to such terms, 40 shares of the Series C Preferred Stock were converted at the option of the respective holders into 972 shares of the Company's common stock. In 2014, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.
Common Stock Warrant
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82, subject to customary anti-dilution adjustments, and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. No warrant shares were exercised in the first quarter of 2015. During 2014, certain holders of the interest in the warrant exercised 705,878 warrant shares at the exercise price, which resulted in 363,155 shares of common stock issued. At March 31, 2015, all remaining holders of the interest in the warrant are able to exercise 937,417 warrant shares.
Other
In January 2015, the Company issued 422,121 shares of its common stock in the acquisition of Delavan.
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

	Accumulated Unrealized (Losses) Gains on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2015	$(9,533)	$(2,517)	$(25,282)	$(37,332)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	15,945	(593)	(9,045)	6,307
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(318)	252	—	(66)
Net other comprehensive income (loss)during the period, net of tax	$15,627	$(341)	$(9,045)	$6,241
Balance at March 31, 2015	$6,094	$(2,858)	$(34,327)	$(31,091)

Balance at January 1, 2014	$(53,665)	$(2,462)	$(6,909)	$(63,036)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	13,722	(356)	(7,400)	5,966
Amount reclassified from accumulated other comprehensive income (loss), net of tax	20	297	—	317
Net other comprehensive income (loss) during the period, net of tax	$13,742	$(59)	$(7,400)	$6,283
Balance at March 31, 2014	$(39,923)	$(2,521)	$(14,309)	$(56,753)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three months ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2015	2014
Accumulated unrealized losses on securities
Gains (losses) included in net income	$524	$(33)	Gains (losses) on available-for-sale securities, net
	524	(33)	Income before taxes
Tax effect	$(206)	$13	Income tax expense
Net of tax	$318	$(20)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$414	$493	Interest on junior subordinated debentures
	(414)	(493)	Income before taxes
Tax effect	$162	$196	Income tax expense
Net of tax	$(252)	$(297)	Net income
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(In thousands, except per share data)		March 31, 2015	March 31, 2014
Net income		$39,052	$34,500
Less: Preferred stock dividends and discount accretion		1,581	1,581
Net income applicable to common shares—Basic	(A)	37,471	32,919
Add: Dividends on convertible preferred stock, if dilutive		1,581	1,581
Net income applicable to common shares—Diluted	(B)	39,052	34,500
Weighted average common shares outstanding	(C)	47,239	46,195
Effect of dilutive potential common shares
Common stock equivalents		1,158	1,434
Convertible preferred stock, if dilutive		3,075	3,075
Total dilutive potential common shares		4,233	4,509
Weighted average common shares and effect of dilutive potential common shares	(D)	51,472	50,704
Net income per common share:
Basic	(A/C)	$0.79	$0.71
Diluted	(B/D)	$0.76	$0.68
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

(17) Subsequent Events

On April 2, 2015, the Company announced the signing of a definitive agreement to acquire Suburban. Suburban is the parent company of Suburban Bank & Trust Company ("SBT") which operates ten banking locations in Chicago and its suburbs. At December 31, 2014, SBT had approximately $470 million in assets, approximately $297 million in loans, and approximately $411 million in deposits.

On March 30, 2015, the Company announced the signing of a definitive agreement, through its subsidiary Wintrust Bank, to acquire North Bank, headquartered in downtown Chicago, Illinois. Through this transaction, Wintrust Bank will acquire two banking locations. At December 31, 2014, North Bank approximately $108 million in assets, approximately $55 million in loans, and approximately $96 million in deposits.

On March 2, 2015, the Company announced the signing of a definitive agreement to acquire CFIS. CFIS is the parent company of Community Bank - Wheaton/Glen Ellyn ("CBWGE"). Through this transaction, the Company will acquire CBWGE's four banking locations in Wheaton and Glen Ellyn, Illinois. At December 31, 2014, CBWGE had approximately $343 million in assets and approximately $310 million in deposits.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2015 compared with December 31, 2014 and March 31, 2014, and the results of operations for the three month periods ended March 31, 2015 and 2014, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2014 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community banking services, primarily in the Chicago metropolitan area and southern Wisconsin, and operates other financing businesses on a national basis and in Canada through several non-bank subsidiaries. Additionally, Wintrust offers a full array of wealth management services primarily to customers in the Chicago metropolitan area and southern Wisconsin.

Overview

First Quarter Highlights

The Company recorded net income of $39.1 million for the first quarter of 2015 compared to $34.5 million in the first quarter of 2014. The results for the first quarter of 2015 demonstrate continued operating strengths including strong loan and deposit growth, increased mortgage banking revenue due to higher origination volumes as purchase originations were supplemented by increasing refinancing activity, and relatively stable net interest margin and credit quality metrics. In the first quarter of 2015, the Company completed its acquisition of Delavan Bancshares, Inc. ("Delavan") and its four banking locations. For more information on acquisition activity, see “Overview—Recent Acquisition Transactions."

The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $13.1 billion at March 31, 2014 and $14.4 billion at December 31, 2014 to $15.0 billion at March 31, 2015. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative, growth in the commercial real-estate and life insurance premium finance receivables portfolios and the Delavan acquisition. The Company is focused on making new loans, including in the commercial and commercial real-estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the first quarter of 2015, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2015, the Company had approximately $988.7 million in overnight liquid funds and interest-bearing deposits with banks.

The Company recorded net interest income of $151.9 million in the first quarter of 2015 compared to $144.0 million in the first quarter of 2014. The higher level of net interest income recorded in the first quarter of 2015 compared to the first quarter of 2014 resulted primarily from a $1.8 billion increase in the balance of average loans, excluding covered loans. The increase in average loans, excluding covered loans, was partially offset by a 21 basis point decline in the yield on earnings assets and a $800.9 million increase in interest bearing liabilities resulting from an increase in interest bearing deposits, the issuance of subordinated notes at the end of the second quarter of 2014 and the completion of the Canadian secured borrowing transaction at the end of the fourth quarter of 2014.

Non-interest income totaled $64.5 million in the first quarter of 2015 an increase of $19.0 million, or 42%, compared to the first quarter of 2014. The increase in the first quarter of 2015 compared to the first quarter of 2014 was primarily attributable to an increase in wealth management and mortgage banking revenues, fees from covered call options and higher interest rate swap fees. Mortgage banking revenue increased $11.4 million when compared to the first quarter of 2014. The increase in mortgage banking revenue in the current quarter as compared to the first quarter of 2014 resulted primarily from a favorable mortgage banking environment in the current quarter. Mortgage loans originated or purchased to be sold to the secondary market were $941.7 million in the first quarter of 2015 compared to $527.3 million in the first quarter of 2014 (see “-Non-Interest Income” for further detail).

Non-interest expense totaled $147.3 million in the first quarter of 2015, increasing $16.0 million, or 12%, compared to the first quarter of 2014. The increase compared to the first quarter of 2014 was primarily attributable to higher salary and employee benefit costs, increased occupancy, equipment, professional fees and marketing expenses, partially offset by a decrease in OREO expenses (see “-Non-Interest Expense” for further detail).

The Current Economic Environment

The economic environment in the first quarter of 2015 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

Net Interest Income

The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing deposits. These deposits as a percentage of total deposits were 22% as of March 31, 2015 as compared to 18% as of March 31, 2014. In the current quarter, the Company's net interest margin declined to 3.42% as compared to 3.46% in the fourth quarter of 2014 and 3.61% in the first quarter of 2014. Net interest margin decreased in the current quarter compared to the prior year quarter primarily as a result of a reduction in loan yields, run-off of the covered loan portfolio, the issuance of subordinated notes at the end of the second quarter of 2014 and the completion of the Canadian secured borrowing transaction at the end of the fourth quarter of 2014. However, as a result of the growth in earnings assets and improvement in funding mix, the Company increased net interest income by $7.9 million in the first quarter of 2015 compared to the first quarter of 2014.

The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In the first quarter of 2015, the Company recognized $4.4 million in fees on covered call options. In accordance with accounting guidance, these fees are not recorded as a component of net interest income, however the fee contribution is considered by the Company to be an additional return on the investment portfolio.

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

Non-Interest Income

In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of March 31, 2015, the Company held six interest rate cap derivatives with a total notional value of $620.0 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In the first quarter of 2015, the Company recognized $609,000 in trading losses related to the mark to market of these interest rate caps. For more information, see Note 13 "Derivatives" of the Financial Statements presented under Item 1 of this report.

The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $27.8 million in the first quarter of 2015 and $16.4 million in the first quarter of 2014, representing 13% of total net revenue for the first quarter of 2015 and 9% for the first quarter of 2014. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. In the first quarter of 2015, approximately 44% of originations were mortgages associated with new home purchases while 56% of originations were related to refinancing of mortgages. Assuming the housing market improves and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.

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

Credit Quality

The Company’s credit quality metrics remained relatively stable in the first quarter of 2015 compared to the quarter-ended December 31, 2014 and showed improvement compared to the quarter ended March 31, 2014. The Company continues to address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.

In particular:

•
The Company’s provision for credit losses, excluding covered loans, in the first quarter of 2015 totaled $6.2 million, an increase of $2.9 million when compared to the first quarter of 2014. Net charge-offs decreased to $3.1 million in the first quarter of 2015 (of which $693,000 related to commercial real-estate loans) compared to $7.8 million for the same period in 2014 (of which $4.3 million related to commercial real-estate loans).

•
The Company’s allowance for loan losses, excluding covered loans, totaled $94.4 million at March 31, 2015, reflecting a increase of $2.2 million, or 2%, when compared to the same period in 2014 and an increase of $2.7 million, or 3%, when compared to December 31, 2014. At March 31, 2015, approximately $37.0 million, or 39%, of the allowance for loan losses, excluding covered loans, was associated with commercial real-estate loans and another $33.7 million, or 36%, was associated with commercial loans.

•
The Company has significant exposure to commercial real-estate. At March 31, 2015, $4.7 billion, or 32%, of our loan portfolio, excluding covered loans, was commercial real-estate, with approximately 90% located in our market area. As of March 31, 2015, the commercial real-estate loan portfolio, excluding PCI loans, was comprised of $345.9 million related to land, residential and commercial construction, $743.1 million related to office buildings, $742.5 million related to retail, $604.3 million related to industrial use, $655.4 million related to multi-family and $1.6 billion related to mixed use and other use types. In analyzing the commercial real-estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of changes in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of March 31, 2015, the Company had approximately $30.0 million of non-performing commercial real-estate loans representing approximately 0.6% of the total commercial real-estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $81.8 million (of which $30.0 million, or 37%, was related to commercial real-estate) at March 31, 2015, an increase of approximately $3.1 million compared to December 31, 2014 and a decrease of $8.4 million compared to March 31, 2014. Non-performing loans decreased compared to the prior year quarter due to the continued reduction in existing non-performing loans through the efforts of our credit workout teams.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased to $42.3 million during the first quarter of 2015, compared to $45.6 million at December 31, 2014 and $54.1 million at March 31, 2014. The $42.3 million of other real estate owned as of March 31, 2015 was comprised of $2.7 million of residential real-estate development property, $32.3 million of commercial real-estate property and $7.3 million of residential real-estate property.

During the quarter, Management continued its efforts to resolve problem loans through liquidation rather than retention of loans or real estate acquired as collateral through the foreclosure process. For more information regarding these efforts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

In addition, during the first quarter of 2015, the Company restructured $294,000 of certain loans in TDRs, by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At March 31, 2015, approximately $67.2 million in loans had terms modified in TDRs, with $54.7 million of these TDRs in accruing status (see “-Loan Portfolio and Asset Quality” for further detail).

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $3.7 million at March 31, 2015 compared to $3.1 million at December 31, 2014 and $2.6 million at March 31, 2014. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Trends in Our Three Operating Segments During the First Quarter

Community Banking

Net interest income. Net interest income for the community banking segment totaled $122.7 million for the first quarter of 2015. Net interest income has increased steadily in recent quarters primarily due to growth in earning assets. The earning asset growth has occurred as a result of the Company's commercial banking initiative as well as franchise expansion through acquisitions.

Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as the Company funded strong loan growth with a more desirable blend of funds. Additionally, non-interest bearing deposits have grown as a result of the Company’s commercial banking initiative and fixed term certificates of deposit have been running off and renewing at lower rates.

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

For more information regarding our community banking business, please see “Overview and Strategy—Community Banking” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Specialty Finance

Financing of Commercial Insurance Premiums. First Insurance Funding Corporation ("FIFC") and First Insurance Funding of Canada, Inc. ("FIFC Canada") originated approximately $1.4 billion of commercial insurance premium finance loans in the first quarter of 2015, relatively unchanged as compared to the fourth quarter of 2014 and the first quarter of 2014.

Financing of Life Insurance Premiums. FIFC originated approximately $167.6 million in life insurance premium finance loans in the first quarter of 2015 compared to $219.4 million in the fourth quarter of 2014, and $113.6 million in the first quarter of 2014. Originations decreased in the first quarter of 2015 compared to the fourth quarter of 2014 primarily as a result of seasonality as the fourth quarter is traditionally stronger. The increase in originations in the current quarter as compared to the prior year quarter is primarily a result of increased demand for financed life insurance.

For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Wealth Management Activities

The wealth management segment recorded stable revenue in the first quarter of 2015 as compared to the fourth quarter of 2014. The wealth management segment has continued to expand in the current year as wealth management revenue has increased by 9% in the first three months of 2015 as compared to the first three months of 2014. The increase in revenue in 2015 is mostly attributable to continued growth in assets under management due to new customers, as well as market appreciation.

For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Acquisition Transactions

Acquisition of Delavan Bancshares, Inc.

On January 16, 2015 the Company completed its acquisition of Delavan. Delavan was the parent company of Community Bank CBD. Community Bank CBD was merged into the Company's wholly-owned subsidiary Town Bank. In addition to the banking facilities, the Company acquired approximately $128 million of loans and assumed approximately $170 million of deposits.

Acquisition of bank facilities and certain related deposits of Talmer Bank & Trust

On August 8, 2014, the Company, through its subsidiary Town Bank, completed its acquisition of certain branch offices and deposits of Talmer Bank & Trust. Through this transaction, Town Bank acquired 11 branch offices and approximately $355 million in deposits.

Acquisition of a bank facility and certain related deposits of THE National Bank

On July 11, 2014, the Company, through its subsidiary Town Bank, completed its acquisition of the Pewaukee, Wisconsin branch of THE National Bank. In addition to the banking facility, Town Bank acquired approximately $75 million in loans and approximately $36 million in deposits.

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

Announced Acquisitions

On April 2, 2015, the Company announced the signing of a definitive agreement to acquire Suburban Illinois Bancorp, Inc. ("Suburban"). Suburban is the parent company of Suburban Bank & Trust Company ("SBT"). Through this transaction, the Company will acquire SBT's ten banking locations in Chicago and its suburbs. At December 31, 2014, SBT had approximately $470 million in assets, approximately $297 million in loans, and approximately $411 million in deposits.

On March 30, 2015, the Company announced the signing of a definitive agreement, through its subsidiary Wintrust Bank, to acquire North Bank, headquartered in downtown Chicago, Illinois. Through this transaction, Wintrust Bank will acquire two banking locations. At December 31, 2014, North Bank approximately $108 million in assets, approximately $55 million in loans, and approximately $96 million in deposits.

On March 2, 2015, the Company announced the signing of a definitive agreement to acquire Community Financial Shares, Inc ("CFIS"). CFIS is the parent company of Community Bank - Wheaton/Glen Ellyn ("CBWGE"). Through this transaction, the Company will acquire CBWGE's four banking locations in Wheaton and Glen Ellyn, Illinois. At December 31, 2014, CBWGE had approximately $343 million in assets and approximately $310 million in deposits.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three months ended March 31, 2015, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2015	March 31, 2014	Percentage (%) or Basis Point (bp) Change
Net income	$39,052	$34,500	13%
Net income per common share—Diluted	0.76	0.68	12
Net revenue (1)	216,432	189,535	14
Net interest income	151,891	144,006	5
Net interest margin (2)	3.42%	3.61%	(19) bp
Net overhead ratio (2) (3)	1.69	1.93	(24)
Efficiency ratio (2) (4)	67.90	69.02	(112)
Return on average assets	0.80	0.78	2
Return on average common equity	7.64	7.43	21
Return on average tangible common equity	9.96	9.71	25

At end of period
Total assets	$20,382,271	$18,221,163	12%
Total loans, excluding loans held-for-sale, excluding covered loans	14,953,059	13,133,160	14
Total loans, including loans held-for-sale, excluding covered loans	15,399,414	13,348,391	15
Total deposits	16,938,769	15,129,045	12
Total shareholders’ equity	2,131,074	1,940,143	10
Tangible common equity ratio (TCE) (2)	7.9%	8.0%	10 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.5	8.7	(20)
Book value per common share (2)	$42.30	$39.21	8%
Tangible common book value per share (2)	33.04	30.74	7
Market price per common share	47.68	48.66	(2)
Excluding covered loans:
Allowance for credit losses to total loans (5)	0.64%	0.71%	(7) bp
Non-performing loans to total loans	0.55	0.69	(14) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three months ended
(Dollars and shares in thousands)	March 31, 2015	March 31, 2014
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$170,357	$161,326
Taxable-equivalent adjustment:
—Loans	327	231
—Liquidity management assets	727	455
—Other earning assets	7	4
Interest Income—FTE	$171,418	$162,016
(B) Interest Expense (GAAP)	18,466	17,320
Net interest income—FTE	152,952	144,696
(C) Net Interest Income (GAAP) (A minus B)	$151,891	$144,006
(D) Net interest margin (GAAP)	3.40%	3.59%
Net interest margin—FTE	3.42%	3.61%
(E) Efficiency ratio (GAAP)	68.23%	69.27%
Efficiency ratio—FTE	67.90%	69.02%
(F) Net Overhead ratio (GAAP)	1.69%	1.93%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,131,074	$1,940,143
(G) Less: Preferred stock	(126,427)	(126,477)
Less: Intangible assets	(439,055)	(391,775)
(H) Total tangible common shareholders’ equity	$1,565,592	$1,421,891
Total assets	$20,382,271	$18,221,163
Less: Intangible assets	(439,055)	(391,775)
(I) Total tangible assets	$19,943,216	$17,829,388
Tangible common equity ratio (H/I)	7.9%	8.0%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.5%	8.7%
Calculation of book value per share
Total shareholders’ equity	$2,131,074	$1,940,143
Less: Preferred stock	(126,427)	(126,477)
(J) Total common equity	$2,004,647	$1,813,666
(K) Actual common shares outstanding	47,390	46,259
Book value per share (J/K)	$42.30	$39.21
Tangible common book value per share (H/K)	$33.04	$30.74
Calculation of return on average common equity
(L) Net income applicable to common shares	$37,471	$32,919
Add: After-tax intangible asset amortization	615	712
(M) Tangible net income applicable to common shares	38,086	33,631
Total average shareholders' equity	2,114,356	1,923,649
Less: Average preferred stock	(126,445)	(126,477)
(N) Total average common shareholders' equity	1,987,911	1,797,172
Less: Average intangible assets	(436,456)	(392,703)
(O) Total average tangible common shareholders’ equity	1,551,455	1,404,469
Return on average common equity, annualized (L/N)	7.64%	7.43%
Return on average tangible common equity, annualized (M/O)	9.96%	9.71%

Critical Accounting Policies
The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 50 of the Company’s 2014 Form 10-K.
Net Income
Net income for the quarter ended March 31, 2015 totaled $39.1 million, an increase of $4.6 million, or 13%, compared to the first quarter of 2014. On a per share basis, net income for the first quarter of 2015 totaled $0.76 per diluted common share compared to $0.68 in the first quarter of 2014.
The most significant factors impacting net income for the first quarter of 2015 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets as well as reduced costs on interest-bearing deposits from a more favorable mix of the deposit funding base, higher mortgage banking revenue due to a favorable mortgage banking environment, higher fees from covered call options and higher wealth management revenues due to an increased customer base and market appreciation. These improvements were partially offset by an increase in salary and employee benefit expense caused by higher payroll taxes and the addition of employees from the various acquisitions and larger staffing as the Company grows. The return on average common equity for the first quarter of 2015 was 7.64%, compared to 7.43% for the prior year first quarter.

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

Quarter Ended March 31, 2015 compared to the Quarters Ended December 31, 2014 and March 31, 2014
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first quarter of 2015 as compared to the fourth quarter of 2014 (sequential quarters) and first quarter of 2014 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014
Liquidity management assets(1)(2)(7)	$2,868,906	$2,972,220	$2,646,720	$16,214	$15,563	$14,533	2.29%	2.08%	2.23%
Other earning assets(2)(3)(7)	27,717	29,699	28,925	201	255	222	2.94	3.40	3.12
Loans, net of unearned income(2)(4)(7)	15,031,917	14,469,745	13,278,122	151,316	153,590	140,320	4.08	4.21	4.29
Covered loans	214,211	244,139	325,885	3,687	4,187	6,941	6.98	6.80	8.64
Total earning assets(7)	$18,142,751	$17,715,803	$16,279,652	$171,418	$173,595	$162,016	3.83%	3.89%	4.04%
Allowance for loan and covered loan losses	(96,918)	(97,506)	(110,304)
Cash and due from banks	249,687	243,080	223,324
Other assets	1,530,720	1,505,293	1,588,271
Total assets	$19,826,240	$19,366,670	$17,980,943

Interest-bearing deposits	$12,863,507	$12,771,359	$12,121,185	$11,814	$12,431	$11,923	0.37%	0.39%	0.40%
Federal Home Loan Bank advances	357,532	335,198	388,975	2,156	2,534	2,643	2.45	3.00	2.76
Other borrowings	194,994	84,795	244,950	788	313	750	1.64	1.47	1.24
Subordinated notes	140,000	140,000	—	1,775	1,776	—	5.07	5.07	—
Junior subordinated notes	249,493	249,493	249,493	1,933	1,942	2,004	3.10	3.04	3.21
Total interest-bearing liabilities	$13,805,526	$13,580,845	$13,004,603	$18,466	$18,996	$17,320	0.54%	0.55%	0.54%
Non-interest bearing deposits	3,584,452	3,398,774	2,726,872
Other liabilities	321,906	329,196	325,819
Equity	2,114,356	2,057,855	1,923,649
Total liabilities and shareholders’ equity	$19,826,240	$19,366,670	$17,980,943
Interest rate spread(5)(7)							3.29%	3.34%	3.50%
Net free funds/contribution(6)	$4,337,225	$4,134,958	$3,275,049				0.13%	0.12%	0.11%
Net interest income/ margin(7)				$152,952	$154,599	$144,696	3.42%	3.46%	3.61%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014 were $1.1 million, $880,000 and $690,000, respectively.

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

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended March 31, 2015 to December 31, 2014 and March 31, 2014, and the three months ended March 31, 2015 and March 31, 2014. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2015 Compared to Fourth Quarter of 2014	First Quarter of 2015 Compared to First Quarter of 2014
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$154,599	$144,696
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	3,626	16,089
Change due to interest rate fluctuations (rate)	(1,838)	(7,833)
Change due to number of days in each period	(3,435)	—
Tax-equivalent net interest income for the period ended March 31, 2015	$152,952	$152,952

Non-interest Income
For the first quarter of 2015, non-interest income totaled $64.5 million, an increase of $19.0 million, or 42%, compared to the first quarter of 2014. The increase in the first quarter of 2015 compared to the first quarter of 2014 is mostly due to increases in mortgage banking revenue, fees from covered call options, and wealth management revenues.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$	%
(Dollars in thousands)	March 31, 2015	March 31, 2014	Change	Change
Brokerage	$6,852	$7,091	$(239)	(3)%
Trust and asset management	11,248	9,722	1,526	16
Total wealth management	18,100	16,813	1,287	8
Mortgage banking	27,800	16,428	11,372	69
Service charges on deposit accounts	6,297	5,346	951	18
Gains (losses) on available-for-sale securities, net	524	(33)	557	NM
Fees from covered call options	4,360	1,542	2,818	NM
Trading losses, net	(477)	(652)	175	27
Other:
Interest rate swap fees	2,191	951	1,240	NM
Bank Owned Life Insurance	766	712	54	8
Administrative services	1,026	859	167	19
Miscellaneous	3,954	3,563	391	11
Total Other	7,937	6,085	1,852	30
Total Non-Interest Income	$64,541	$45,529	$19,012	42%
NM - Not Meaningful
The significant changes in non-interest income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 are discussed below.

Wealth management revenue totaled $18.1 million in the first quarter of 2015 compared to $16.8 million in the first quarter of 2014, an increase of 8%. The increase in the current quarter as compared to the prior year quarter is primarily a result of growth in assets under management from new customers and market appreciation. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended March 31, 2015, mortgage banking revenue totaled $27.8 million, an increase of $11.4 million, or 69% when compared to the first quarter of 2014. The increase in mortgage banking revenue in the first quarter of 2015 as compared to the first quarter of 2014 and resulted primarily from a favorable mortgage banking environment in the current quarter as compared to the prior year period. Mortgage loans originated or purchased for sale were $941.7 million in the current quarter as compared to $527.3 million in the first quarter of 2014. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market.

Service charges on deposit accounts totaled $6.3 million in the first quarter of 2015, an increase of $951,000 compared to the quarter ended March 31, 2014. The increase in the first quarter of 2015 is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative.

Fees from covered call option transactions totaled $4.4 million for the first quarter 2015, compared to $1.5 million for the first quarter of 2014. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options increased in the current quarter primarily as a result of selling call options against a larger value of underlying securities resulting in higher premiums received by the Company. There were no outstanding call option contracts at March 31, 2015 and March 31, 2014.

The Company recognized $477,000 of trading losses in the first quarter of 2015 compared to trading losses of $652,000 in the first quarter of 2014. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility for short-term interest rates.

Other non-interest income totaled $7.9 million in the first quarter of 2015 compared to $6.1 million in the first quarter of 2014. Other non-interest income increased in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to an increase in swap fee revenues resulting from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.

Non-interest Expense
Non-interest expense for the first quarter of 2015 totaled $147.3 million and increased approximately $16.0 million, or 12%, compared to the first quarter of 2014. The increase compared to the first quarter of 2014 was primarily attributable to higher salary and employee benefit costs and increased occupancy, professional fees and marketing expenses.
The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2015	March 31, 2014
Salaries and employee benefits:
Salaries	$46,848	$43,736	$3,112	7%
Commissions and incentive compensation	25,494	21,534	3,960	18
Benefits	17,788	14,664	3,124	21
Total salaries and employee benefits	90,130	79,934	10,196	13
Equipment	7,836	7,403	433	6
Occupancy, net	12,351	10,993	1,358	12
Data processing	5,448	4,715	733	16
Advertising and marketing	3,907	2,816	1,091	39
Professional fees	4,664	3,454	1,210	35
Amortization of other intangible assets	1,013	1,163	(150)	(13)
FDIC insurance	2,987	2,951	36	1
OREO expense, net	1,411	3,976	(2,565)	(65)
Other:
Commissions—3rd party brokers	1,386	1,657	(271)	(16)
Postage	1,633	1,429	204	14
Miscellaneous	14,552	10,824	3,728	34
Total other	17,571	13,910	3,661	26
Total Non-Interest Expense	$147,318	$131,315	$16,003	12%
The significant changes in non-interest expense for the three months ended March 31, 2015 compared to the period ended March 31, 2014 are discussed below.

Salaries and employee benefits expense increased $10.2 million, or 13%, in the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of a $4.0 million increase in commissions and incentive compensation primarily attributable to higher expenses on variable pay based arrangements, a $3.1 million increase in employee benefits resulting from adjustments to pension liabilities in the prior year quarter as well as higher payroll taxes and a $3.1 million increase in salaries as a result of various acquisitions and additional staffing as the Company grows.

Equipment expense totaled $7.8 million for the first quarter of 2015, an increase of $433,000 compared to the first quarter of 2014. The increase in the current year period is primarily related to increased software license fees. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software fees.

Occupancy expense for the first quarter of 2015 was $12.4 million, an increase of $1.4 million, or 12%, compared to the same period in 2014. The increase in the current year period is primarily the result of increased rent expense on leased properties as well as increased depreciation and utility and maintenance expenses on owned locations including those obtained in the Company's acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Advertising and marketing expenses for the first quarter of 2015 were $3.9 million, as compared to $2.8 million for the first quarter of 2014. The increase in the first quarter of 2015 compared to the first quarter of 2014 relates primarily to expenses for community-related advertisements and sponsorships.

Professional fees for the first quarter of 2015 were $4.7 million, as compared to $3.5 million for the first quarter of 2014, an increase of $1.2 million, or 35%. The increase in the first quarter of 2015 compared to the first quarter of 2014 is primarily the result of increased legal expense, including legal fees incurred in connection with recent acquisitions. Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments.

OREO expense totaled $1.4 million in the first quarter of 2015 compared to $4.0 million recorded in the first quarter of 2014. The decrease in the first quarter of 2015 compared to the same period in 2014 is primarily due to fewer negative valuation adjustments of certain OREO properties as well as higher gains recorded on covered OREO sales in the current quarter. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.

Miscellaneous other expenses in the first quarter of 2015 increased $3.7 million or 34%, as compared to the quarter ended March 31, 2014. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred. The increase in the first quarter of 2015 compared to the same period in 2014 is due to increases in operating losses, travel and entertainment, corporate insurance, problem loan expenses and lending origination costs that are not deferred.

Income Taxes
The Company recorded income tax expense of $24.0 million for the three months ended March 31, 2015, compared to $21.8 million for same period of 2014. The effective tax rates were 38.0% and 38.8% for the first quarters of 2015 and 2014, respectively.

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
The community banking segment’s net interest income for the quarter ended March 31, 2015 totaled $122.7 million as compared to $116.8 million for the same period in 2014, an increase of $5.9 million, or 5%. The increase is primarily attributable to growth in earning assets including those acquired in bank acquistions. The community banking segment’s non-interest income totaled $44.9 million in the first quarter of 2015, an increase of $17.6 million, or 64%, when compared to the first quarter of 2014 total of $27.3 million. The increase in non-interest income was primarily attributable to higher mortgage banking revenues from higher originations in the first quarter of 2015 as a result of purchase originations being supplemented by refinancing activity amidst the low interest rate environment. The community banking segment’s net income for the quarter ended March 31, 2015 totaled $25.0 million, an increase of $2.4 million as compared to net income in the first quarter of 2014 of $22.6 million.
The specialty finance segment's net interest income totaled $21.0 million for the quarter ended March 31, 2015, compared to $19.2 million for the same period in 2014, an increase of $1.8 million, or 10%. The specialty finance segment’s non-interest income totaled $7.9 million for the three month periods ending March 31, 2015 and March 31, 2014. The increase in net interest income is primarily the result of increased loan balances since the first quarter of 2014. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 57%, 34% and 9%, respectively, of the total revenues of our specialty finance business for the three month period ending March 31, 2015. The net income of the specialty finance segment for the quarter ended March 31, 2015 totaled $11.0 million as compared to $9.0 million for the quarter ended March 31, 2014.

The wealth management segment reported net interest income of $4.2 million for the first quarter of 2015 compared to $4.1 million in the same quarter of 2014. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $878.2 million and $855.9 million in the first quarter of 2015 and 2014, respectively. This segment recorded non-interest income of $18.7 million for the first quarter of 2015 compared to $16.9 million for the first quarter of 2014. The increase in non-interest income in the current year periods is primarily attributable to growth in assets under management due to new customers as well as market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $3.1 million for the first quarter of 2015 compared to net income of $2.9 million for the first quarter of 2014.

Financial Condition
Total assets were $20.4 billion at March 31, 2015, representing an increase of $2.2 billion, or 12%, when compared to March 31, 2014 and an increase of approximately $371.5 million, or 8% on an annualized basis, when compared to December 31, 2014. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $17.9 billion at March 31, 2015, $17.6 billion at December 31, 2014, and $16.0 billion at March 31, 2014. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$3,979,193	22%	$3,735,214	21%	$3,307,025	21%
Commercial real-estate	4,625,033	26	4,482,477	26	4,256,012	26
Home equity	713,537	4	720,120	4	712,604	4
Residential real-estate (1)	805,620	4	799,423	4	661,253	4
Premium finance receivables	4,727,623	26	4,567,173	26	4,167,530	26
Other loans	180,911	1	165,338	1	173,698	1
Total loans, net of unearned income excluding covered loans (2)	$15,031,917	83%	$14,469,745	82%	$13,278,122	82%
Covered loans	214,211	1	244,139	1	325,885	2
Total average loans (2)	$15,246,128	84%	$14,713,884	83%	$13,604,007	84%
Liquidity management assets (3)	$2,868,906	16%	$2,972,220	17%	2,646,720	16%
Other earning assets (4)	27,717	—	29,699	—	28,925	—
Total average earning assets	$18,142,751	100%	$17,715,803	100%	$16,279,652	100%
Total average assets	$19,826,240		$19,366,870		$17,980,943
Total average earning assets to total average assets		92%		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the first quarter of 2015 increased $1.9 billion, or 11%, to $18.1 billion, compared to the first quarter of 2014, and increased $426.9 million, or 10% on an annualized basis, compared to the fourth quarter of 2014. Average earning assets comprised 92% of average total assets at March 31, 2015 and December 31, 2014 and 91% at March 31, 2014.
Average total loans, net of unearned income, totaled $15.2 billion in the first quarter of 2015, increasing $1.6 billion, or 12%, from the first quarter of 2014 and $532.2 million, or 15% on an annualized basis, from the fourth quarter of 2014. Average commercial loans totaled $4.0 billion in the first quarter of 2015, and increased $672.2 million, or 20%, over the average balance in the same period of 2014, while average commercial real-estate loans totaled $4.6 billion in the first quarter of 2015, increasing $369.0 million, or 9%, compared to the first quarter of 2014. Combined, these categories comprised 56% of the average loan portfolio in the first quarters of 2015 and 2014. The growth realized in these categories for the first quarter of 2015 as compared to the prior year period is primarily attributable to increased business development efforts and various bank acquisitions. Average balances increased compared to the quarter ended December 31, 2014, with average commercial loans increasing by $244.0 million, or 26% annualized, and average commercial real-estate loans increasing by $142.6 million, or 13% annualized.
Home equity loans averaged $713.5 million in the first quarter of 2015, and increased $933,000 when compared to the average balance in the same period of 2014 and decreased $6.6 million, or 4% annualized, when compared to quarter ended December 31, 2014. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. Our home equity loan portfolio has performed well in light of the ongoing volatility in the overall residential real estate market. The number of new home equity line of credit commitments originated by us has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow and the refinancing of these loans into long-term fixed-rate residential real estate loans.
Residential real-estate loans averaged $805.6 million in the first quarter of 2015, and increased $144.4 million, or 22% from the average balance of $661.3 million in same period of 2014. Additionally, compared to the quarter ended December 31, 2014, the average balance increased $6.2 million, or 3% on an annualized basis. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Average mortgage loans held-for-sale increased when compared to the quarter ended March 31, 2014 and December 31, 2014 as result of higher origination volumes due to an improved mortgage banking environment.
Average premium finance receivables totaled $4.7 billion in the first quarter of 2015, and accounted for 31% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising approximately 51% and 49%, respectively, of the average total balance of premium finance receivables for the first quarter of 2015, and 54% and 46%, respectively, for the first quarter of 2014. In the first quarter of 2015, average premium finance receivables increased $560.1 million, or 13%, from the average balance of $4.2 billion at the same period of 2014. Additionally, the average balance increased $160.5 million, or 14% on an annualized basis, from the average balance of $4.6 billion in the quarter ended December 31, 2014. The increase during 2015 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.6 billion of premium finance receivables were originated in the first quarter of 2015 compared to $1.5 billion during the same period of 2014.
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
Covered loans averaged $214.2 million in the first quarter of 2015, and decreased $111.7 million, or 34%, when compared to the average balance in the same period of 2014 and decreased $29.9 million, or 50% annualized, when compared to quarter ended December 31, 2014. Covered loans represent loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. The Company expects the covered loan portfolio to continue to decrease as these acquired loans are paid-off. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 16% of total average earning assets in the first quarter of 2015 and first quarter of 2014, compared to 17% in the fourth quarter of 2014. Average liquidity management assets increased $222.2 million in the first quarter of 2015 compared to the same period in 2014, and decreased $103.3 million compared to the fourth quarter of 2014. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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

Deposits
Total deposits at March 31, 2015 were $16.9 billion, an increase of $1.8 billion, or 12%, compared to total deposits at March 31, 2014. See Note 9 to the Consolidated Financial Statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2015:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2015 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$70,697	$61,153	$155,625	$646,089	$933,564	0.56%
4-6 months	36,934	62,987	—	607,131	707,052	0.72%
7-9 months	2,176	52,785	—	468,245	523,206	0.70%
10-12 months	—	20,145	—	488,653	508,798	0.78%
13-18 months	201,914	13,928	—	478,114	693,956	0.85%
19-24 months	—	15,157	—	242,971	258,128	1.06%
24+ months	43,013	14,526	—	329,512	387,051	1.17%
Total	$354,734	$240,681	$155,625	$3,260,715	$4,011,755	0.78%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.
The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2015		December 31, 2014		March 31, 2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$3,584,452	21%	$3,062,338	20%	$2,726,872	18%
NOW and interest bearing demand deposits	2,220,911	14	2,028,485	13	1,934,403	13
Wealth management deposits	1,287,880	8	1,227,072	8	1,214,576	8
Money market	3,726,151	23	3,575,605	23	3,396,773	23
Savings	1,537,283	9	1,453,559	9	1,415,653	10
Time certificates of deposit	4,091,282	25	4,185,876	27	4,159,780	28
Total average deposits	$16,447,959	100%	$15,532,935	100%	$14,848,057	100%
Total average deposits for the first quarter of 2015 were $16.4 billion, an increase of $1.6 billion, or 11%, from the first quarter of 2014. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $857.6 million, or 31%, in the first quarter of 2015 compared to the first quarter of 2014.
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

	March 31,		December 31,
(Dollars in thousands)	2015	2014	2014	2013	2012
Total deposits	$16,938,769	$15,129,045	$16,281,844	$14,668,789	$14,428,544
Brokered deposits	926,387	800,266	718,986	476,139	787,812
Brokered deposits as a percentage of total deposits	5.5%	5.3%	4.4%	3.2%	5.5%
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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Federal Home Loan Bank advances	$357,532	$335,198	$388,975
Other borrowings:
Notes payable	—	—	362
Federal funds purchased	1,639	226	797
Securities sold under repurchase agreements	52,281	43,230	224,480
Secured Borrowings	122,299	22,439	—
Other	18,775	18,900	19,311
Total other borrowings	$194,994	$84,795	$244,950
Subordinated notes	140,000	140,000	—
Junior subordinated debentures	249,493	249,493	249,493
Total other funding sources	$942,019	$809,486	$883,418
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. These FHLB advances to the banks totaled $416.0 million at March 31, 2015, compared to $733.1 million at December 31, 2014 and $387.7 million at March 31, 2014.

Other borrowings include notes payables, federal funds purchased, securities sold under repurchase agreements, the Canadian secured borrowing transaction completed in December 2014 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $187.0 million, $196.5 million and $231.1 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Notes payable balances represent the balances on an unsecured promissory note as a result of the Great Lakes Advisors acquisition and separate loan agreement with unaffiliated banks. The Company had no outstanding balance on the unsecured promissory note at March 31, 2015 and December 31, 2014 after the remaining balance was paid-off in the second quarter of 2014. At March 31, 2014, the outstanding balance of the unsecured promissory note was $182,000. The separate loan agreement with unaffiliated banks was a $100.0 million revolving credit facility that was replaced in 2014 by a separate $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities were available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2015, December 31, 2014, and March 31, 2014, the Company had no outstanding balance on any of the loan agreements with unaffiliated banks.

Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. These borrowings totaled $50.1 million, $48.6 million, and $211.7 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The large decrease from March 31, 2014 is primarily attributable to the Company paying off a $180.0 million short term borrowings from brokers. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings represents a third party Canadian transaction in 2014 ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The proceeds received from the transaction are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $118.2 million at March 31, 2015 compared to $129.1 million at December 31, 2014. At March 31, 2015, the interest rate of the Canadian Secured Borrowing was 1.6093%.

Other borrowings include a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. At March 31, 2015, the fixed-rate promissory note had an outstanding balance of $18.7 million compared to $18.8 million at December 31, 2014 and $19.2 million at March 31, 2014.
At March 31, 2015 and December 31, 2014, subordinated notes totaled $140.0 million compared to no balance at March 31, 2014. In the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024.
The Company had $249.5 million of junior subordinated debentures outstanding as of March 31, 2015, December 31, 2014 and March 31, 2014. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At December 31, 2014, junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting on January 1, 2015, a portion of these junior subordinated debentures, subject to certain limitations, still qualify as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital, but the Company will remain well-capitalized. At March 31, 2015, $60.5 million and $181.5 million of the junior subordinated debentures, net of Common Securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting on January 1, 2016, these junior subordinated debentures no longer qualify as Tier 1 regulatory capital of the Company, however, subject to other restrictions, could be included in Tier 2 capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.
Shareholders’ Equity
Total shareholders’ equity was $2.1 billion at March 31, 2015, reflecting an increase of $190.9 million since March 31, 2014 and $61.3 million since December 31, 2014. The increase from December 31, 2014 was the result of net income of $39.1 million, $19.0 million from the issuance of shares of the Company's common stock related to the acquisition of Delavan, $2.3 million credited to surplus for stock-based compensation costs, $1.5 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, net of treasury shares, $15.6 million in net unrealized gains from available-for-sale securities, net of tax, partially offset by $9.0 million of foreign currency translation adjustments, net of tax, common stock dividends of $5.2 million, preferred stock dividends of $1.6 million and $341,000 of net unrealized losses from cash flow hedges, net of tax.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31, 2015	December 31, 2014	March 31, 2014
Leverage ratio	9.2%	10.2%	10.4%
Tier 1 capital to risk-weighted assets	10.1	11.6	12.0
Common equity Tier 1 capital to risk-weighted assets	9.1	N/A	N/A
Total capital to risk-weighted assets	12.5	13.0	12.6
Total average equity-to-total average assets(1)	10.7	10.6	10.7

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January of 2015, the Company declared a quarterly cash dividend of $0.11 per common share. In January, April, July and October of 2014, the Company declared a quarterly cash dividend of $0.10 per common share.
See Note 16 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series C preferred stock in March 2012.
Basel III Capital Rules

In July 2013, the Federal Reserve Bank, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the “Agencies”) published final Basel III Capital rules for U.S. banking organizations. The Company has become subject to the new rules as of January 1, 2015 and certain provisions of the new rules will be phased in from 2015 through 2019.  A summary of the new rules is as follows:

•	Revises regulatory capital definitions and minimum ratios

•	Redefines Tier 1 Capital as two components

◦	Common Equity Tier 1 Capital

◦	Additional Tier 1 Capital

•	Creates a new capital ratio - Common Equity Tier 1 Risk-based Capital Ratio

•	Implements a capital conservation buffer

•	Revises prompt corrective action (“PCA”) thresholds and adds the new ratio to the PCA framework

•	Changes risk weights for certain assets and off-balance sheet exposures

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2015		December 31, 2014		March 31, 2014
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$4,211,932	28%	$3,924,394	26%	$3,439,197	26%
Commercial real-estate	4,710,486	31	4,505,753	31	4,262,255	32
Home equity	709,283	5	716,293	5	707,748	5
Residential real-estate	495,925	3	483,542	3	426,769	3
Premium finance receivables—commercial	2,319,623	15	2,350,833	16	2,208,361	17
Premium finance receivables—life insurance	2,375,654	16	2,277,571	16	1,929,334	14
Consumer and other	130,156	1	151,012	1	159,496	1
Total loans, net of unearned income, excluding covered loans	$14,953,059	99%	$14,409,398	98%	$13,133,160	98%
Covered loans	209,694	1	226,709	2	312,478	2
Total loans	$15,162,753	100%	$14,636,107	100%	$13,445,638	100%

Commercial and commercial real-estate loans. Our commercial and commercial real-estate loan portfolios are comprised primarily of commercial real-estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of March 31, 2015 and 2014:

As of March 31, 2015		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$2,484,465	27.8%	$5,586	$—	$22,549
Franchise	225,762	2.6	—	—	1,645
Mortgage warehouse lines of credit	186,372	2.1	—	—	1,376
Community Advantage—homeowner associations	108,382	1.2	—	—	3
Aircraft	6,975	0.1	—	—	9
Asset-based lending	810,685	9.1	—	—	7,033
Tax exempt	205,195	2.3	—	—	1,033
Leases	172,014	1.9	—	—	59
Other	2,735	—	—	—	19
PCI - commercial loans (1)	9,347	0.1	—	612	—
Total commercial	$4,211,932	47.2%	$5,586	$612	$33,726
Commercial Real-Estate:
Residential construction	$46,796	0.5%	$—	$—	$694
Commercial construction	210,031	2.4	—	—	3,315
Land	89,042	1.0	2,646	—	2,216
Office	743,126	8.3	8,243	—	5,181
Industrial	604,326	6.8	3,496	—	4,289
Retail	742,527	8.3	4,975	—	4,856
Multi-family	655,403	7.3	1,750	—	4,925
Mixed use and other	1,552,563	17.4	8,872	—	11,413
PCI - commercial real-estate (1)	66,672	0.8	—	18,120	113
Total commercial real-estate	$4,710,486	52.8%	$29,982	$18,120	$37,002
Total commercial and commercial real-estate	$8,922,418	100.0%	$35,568	$18,732	$70,728

Commercial real-estate—collateral location by state:
Illinois	$3,750,211	79.6%
Wisconsin	476,966	10.1
Total primary markets	$4,227,177	89.7%
Florida	62,504	1.3
Arizona	13,787	0.3
Indiana	95,851	2.0
Other (no individual state greater than 0.8%)	311,167	6.7
Total	$4,710,486	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of March 31, 2014		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$1,995,309	26.0%	$11,112	$387	$16,018
Franchise	221,101	2.9	—	—	1,482
Mortgage warehouse lines of credit	60,809	0.8	—	—	494
Community Advantage—homeowner associations	91,414	1.2	—	—	—
Aircraft	8,840	0.1	—	—	17
Asset-based lending	740,668	9.6	670	—	5,303
Tax exempt	177,973	2.3	—	—	1,240
Leases	121,986	1.6	—	—	2
Other	10,261	0.1	—	—	63
PCI - commercial loans (1)	10,836	0.1	—	1,079	70
Total commercial	$3,439,197	44.7%	$11,782	$1,466	$24,689
Commercial Real-Estate:
Residential construction	$36,397	0.5%	$—	$—	$775
Commercial construction	151,630	2.0	844	—	2,298
Land	107,970	1.4	2,405	—	2,990
Office	651,165	8.5	6,970	—	5,767
Industrial	625,060	8.1	6,101	—	4,964
Retail	677,430	8.8	9,540	—	5,569
Multi-family	575,763	7.5	1,327	—	9,863
Mixed use and other	1,361,236	17.5	6,546	—	12,379
PCI - commercial real-estate (1)	75,604	1.0	—	21,073	—
Total commercial real-estate	$4,262,255	55.3%	$33,733	$21,073	$44,605
Total commercial and commercial real-estate	$7,701,452	100.0%	$45,515	$22,539	$69,294

Commercial real-estate—collateral location by state:
Illinois	$3,637,173	85.3%
Wisconsin	361,619	8.5
Total primary markets	$3,998,792	93.8%
Florida	67,260	1.6
Arizona	15,487	0.4
Indiana	79,469	1.9
Other (no individual state greater than 0.5%)	101,247	2.3
Total	$4,262,255	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $33.7 million as of March 31, 2015 compared to $24.7 million as of March 31, 2014.
Our commercial real-estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 89.7% of our commercial real-estate loan portfolio is located in this region. While commercial real-estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage and reduce our total non-performing commercial real estate loans. As of March 31, 2015, our allowance for loan losses related to this portfolio is $37.0 million compared to $44.6 million as of March 31, 2014.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines increased to $186.4 million as of March 31, 2015 from $60.8 million as of March 31, 2014 as a result of a more favorable mortgage banking environment.
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
Our home equity loan portfolio has performed well in light of the ongoing volatility in the overall residential real-estate market. The number of new home equity line of credit commitments originated by us has decreased due to declines in housing valuations that have decreased the amount of equity against which homeowners may borrow and the refinancing of these loans into long-term fixed-rate residential real estate loans.
Residential real-estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2015, our residential loan portfolio totaled $495.9 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of March 31, 2015, $14.2 million of our residential real-estate mortgages, or 2.9% of our residential real-estate loan portfolio, excluding PCI loans, were classified as nonaccrual, $9.5 million were 30 to 89 days past due (2.0%) and $469.8 million were current (95.1%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2015 and 2014 was $849.9 million and $949.4 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2015, approximately $11.0 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.4 billion in commercial insurance premium finance receivables during the first quarter of 2015 as well as the same quarter of the prior year. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
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
Premium finance receivables—life insurance. FIFC originated approximately $167.6 million in life insurance premium finance receivables in the first quarter of 2015 as compared to $113.6 million of originations in the first quarter of 2014. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial loan portfolios at March 31, 2015 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2015	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$73,735	$455,442	$198,656	$727,833
Variable rate
With floor feature	657,334	5,518	—	662,852
Without floor feature	2,813,595	7,652	—	2,821,247
Total commercial	3,544,664	468,612	198,656	4,211,932
Commercial real-estate
Fixed rate	$359,310	$1,442,132	$175,324	$1,976,766
Variable rate
With floor feature	332,099	7,402	—	339,501
Without floor feature	2,363,810	29,782	627	2,394,219
Total commercial real-estate	3,055,219	1,479,316	175,951	4,710,486
Premium finance receivables, net of unearned income
Fixed rate	2,267,438	167,132	401	2,434,971
Variable rate
With floor feature	—	—	—	—
Without floor feature	2,260,306	—	—	2,260,306
Total premium finance receivables (1)	4,527,744	167,132	401	4,695,277

Past Due Loans and Non-Performing Assets
Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which our credit management personnel assign a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating on a scale of 1 through 10 with higher scores indicating higher risk. The credit risk rating structure used is shown below:

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

The Company’s approach to workout plans and restructuring loans is built on the credit-risk rating process. A modification of a loan with an existing credit risk rating of 6 or worse or a modification of any other credit, which will result in a restructured credit risk rating of 6 or worse must be reviewed for TDR classification. In that event, our Managed Assets Division conducts an overall credit and collateral review. A modification of a loan is considered to be a TDR if both (1) the borrower is experiencing financial difficulty and (2) for economic or legal reasons, the bank grants a concession to a borrower that it would not otherwise consider. The modification of a loan where the credit risk rating is 5 or better both before and after such modification is not considered to be a TDR. Based on the Company’s credit risk rating system, it considers that borrowers whose credit risk rating is 5 or better are not experiencing financial difficulties and therefore, are not considered TDRs.

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

(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$474	$387
Commercial real-estate	—	—	—
Home equity	—	—	—
Residential real-estate	—	—	—
Premium finance receivables—commercial	8,062	7,665	6,808
Premium finance receivables—life insurance	—	—	—
Consumer and other	91	119	57
Total loans past due greater than 90 days and still accruing	8,153	8,258	7,252
Non-accrual loans (2):
Commercial	5,586	9,157	11,782
Commercial real-estate	29,982	26,605	33,733
Home equity	7,665	6,174	7,311
Residential real-estate	14,248	15,502	14,385
Premium finance receivables—commercial	15,902	12,705	14,517
Premium finance receivables—life insurance	—	—	—
Consumer and other	236	277	1,144
Total non-accrual loans	73,619	70,420	82,872
Total non-performing loans:
Commercial	5,586	9,631	12,169
Commercial real-estate	29,982	26,605	33,733
Home equity	7,665	6,174	7,311
Residential real-estate	14,248	15,502	14,385
Premium finance receivables—commercial	23,964	20,370	21,325
Premium finance receivables—life insurance	—	—	—
Consumer and other	327	395	1,201
Total non-performing loans	$81,772	$78,677	$90,124
Other real estate owned	33,131	36,419	47,656
Other real estate owned—from acquisitions	9,126	9,223	6,475
Other repossessed assets	259	303	426
Total non-performing assets	$124,288	$124,622	$144,681
TDRs performing under the contractual terms of the loan agreement	54,687	69,697	74,622
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.13%	0.25%	0.35%
Commercial real-estate	0.64	0.59	0.79
Home equity	1.08	0.86	1.03
Residential real-estate	2.87	3.21	3.37
Premium finance receivables—commercial	1.03	0.87	0.97
Premium finance receivables—life insurance	—	—	—
Consumer and other	0.25	0.26	0.75
Total non-performing loans	0.55%	0.55%	0.69%
Total non-performing assets, as a percentage of total assets	0.61%	0.62%	0.79%
Allowance for loan losses as a percentage of total non-performing loans	115.50%	116.56%	102.39%
(1) As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.
(2) Non-accrual loans included TDRs totaling $12.5 million, $12.6 million and $17.9 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Non-performing Commercial and Commercial Real-Estate
Commercial non-performing loans totaled $5.6 million as of March 31, 2015 compared to $9.6 million as of December 31, 2014 and $12.2 million as of March 31, 2014. Commercial real-estate non-performing loans totaled $30.0 million as of March 31, 2015 compared to $26.6 million as of December 31, 2014 and $33.7 million as of March 31, 2014.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.
Non-performing Residential Real-Estate and Home Equity
Non-performing home equity and residential real estate loans totaled $21.9 million as of March 31, 2015. The balance remained relatively unchanged compared to December 31, 2014 and March 31, 2014. The March 31, 2015 non-performing balance is comprised of $14.2 million of residential real-estate (72 individual credits) and $7.7 million of home equity loans (44 individual credits). On average, this is approximately eight non-performing residential real-estate loans and home equity loans per chartered bank within the Company. The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that are expected upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of March 31, 2015 and 2014, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	March 31, 2015	March 31, 2014
Non-performing premium finance receivables—commercial	$23,964	$21,325
- as a percent of premium finance receivables—commercial outstanding	1.03%	0.97%
Net charge-offs of premium finance receivables—commercial	$934	$891
- annualized as a percent of average premium finance receivables—commercial	0.16%	0.16%
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

Loan Portfolio Aging
The following table shows, as of March 31, 2015, only 0.7% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 0.8% either one or two payments past due. In total, 98.5% of the Company’s total loan portfolio, excluding covered loans, as of March 31, 2015 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at March 31, 2015 and December 31, 2014:

		90+ days	60-89	30-59
As of March 31, 2015		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$5,586	$—	$4,756	$16,949	$2,457,174	$2,484,465
Franchise	—	—	—	457	225,305	225,762
Mortgage warehouse lines of credit	—	—	—	—	186,372	186,372
Community Advantage—homeowners association	—	—	—	—	108,382	108,382
Aircraft	—	—	291	389	6,295	6,975
Asset-based lending	—	—	—	4,819	805,866	810,685
Tax exempt	—	—	—	—	205,195	205,195
Leases	—	—	65	517	171,432	172,014
Other	—	—	—	—	2,735	2,735
PCI - commercial (1)	—	612	—	—	8,735	9,347
Total commercial	5,586	612	5,112	23,131	4,177,491	4,211,932
Commercial real-estate
Residential construction	—	—	—	—	46,796	46,796
Commercial construction	—	—	—	992	209,039	210,031
Land	2,646	—	—	1,942	84,454	89,042
Office	8,243	—	171	3,144	731,568	743,126
Industrial	3,496	—	61	1,719	599,050	604,326
Retail	4,975	—	—	2,562	734,990	742,527
Multi-family	1,750	—	393	3,671	649,589	655,403
Mixed use and other	8,872	—	808	10,847	1,532,036	1,552,563
PCI - commercial real-estate (1)	—	18,120	4,639	3,242	40,671	66,672
Total commercial real-estate	29,982	18,120	6,072	28,119	4,628,193	4,710,486
Home equity	7,665	—	693	2,825	698,100	709,283
Residential real-estate	14,248	—	753	8,735	469,826	493,562
PCI - residential real-estate (1)	—	266	—	84	2,013	2,363
Premium finance receivables
Commercial insurance loans	15,902	8,062	4,476	19,392	2,271,791	2,319,623
Life insurance loans	—	—	8,994	5,415	1,972,197	1,986,606
PCI - life insurance loans (1)	—	—	—	—	389,048	389,048
Consumer and other	236	91	111	634	129,084	130,156
Total loans, net of unearned income, excluding covered loans	$73,619	$27,151	$26,211	$88,335	$14,737,743	$14,953,059
Covered loans	7,079	16,434	558	6,128	179,495	209,694
Total loans, net of unearned income	$80,698	$43,585	$26,769	$94,463	$14,917,238	$15,162,753

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of March 31, 2015	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.2%	—%	0.2%	0.7%	98.9%	100.0%
Franchise	—	—	—	0.2	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	4.2	5.6	90.2	100.0
Asset-based lending	—	—	—	0.6	99.4	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	0.3	99.7	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	6.5	—	—	93.5	100.0
Total commercial	0.1	—	0.1	0.6	99.2	100.0
Commercial real-estate
Residential construction	—	—	—	—	100.0	100.0
Commercial construction	—	—	—	0.5	99.5	100.0
Land	3.0	—	—	2.2	94.8	100.0
Office	1.1	—	—	0.4	98.5	100.0
Industrial	0.6	—	—	0.3	99.1	100.0
Retail	0.7	—	—	0.3	99.0	100.0
Multi-family	0.3	—	0.1	0.6	99.0	100.0
Mixed use and other	0.6	—	0.1	0.7	98.6	100.0
PCI - commercial real-estate (1)	—	27.2	7.0	4.9	60.9	100.0
Total commercial real-estate	0.6	0.4	0.1	0.6	98.3	100.0
Home equity	1.1	—	0.1	0.4	98.4	100.0
Residential real-estate	2.9	—	0.2	1.8	95.1	100.0
PCI - residential real-estate (1)	—	11.3	—	3.6	85.1	100.0
Premium finance receivables
Commercial insurance loans	0.7	0.4	0.2	0.8	97.9	100.0
Life insurance loans	—	—	0.5	0.3	99.2	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	0.1	0.5	99.1	100.0
Total loans, net of unearned income, excluding covered loans	0.5%	0.2%	0.2%	0.6%	98.5%	100.0%
Covered loans	3.4	7.8	0.3	2.9	85.6	100.0
Total loans, net of unearned income	0.5%	0.3%	0.2%	0.6%	98.4%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		90+ days	60-89	30-59
As of December 31, 2014		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$9,132	$474	$3,161	$7,492	$2,213,105	$2,233,364
Franchise	—	—	308	1,219	231,789	233,316
Mortgage warehouse lines of credit	—	—	—	—	139,003	139,003
Community Advantage - homeowners association	—	—	—	—	106,364	106,364
Aircraft	—	—	—	—	8,065	8,065
Asset-based lending	25	—	1,375	2,394	802,608	806,402
Municipal	—	—	—	—	217,487	217,487
Leases	—	—	77	315	159,744	160,136
Other	—	—	—	—	11,034	11,034
PCI - commercial (1)	—	365	202	138	8,518	9,223
Total commercial	9,157	839	5,123	11,558	3,897,717	3,924,394
Commercial real-estate
Residential construction	—	—	250	76	38,370	38,696
Commercial construction	230	—	—	2,023	185,513	187,766
Land	2,656	—	—	2,395	86,779	91,830
Office	7,288	—	2,621	1,374	694,149	705,432
Industrial	2,392	—	—	3,758	617,820	623,970
Retail	4,152	—	116	3,301	723,919	731,488
Multi-family	249	—	249	1,921	603,323	605,742
Mixed use and other	9,638	—	2,603	9,023	1,443,853	1,465,117
PCI - commercial real-estate (1)	—	10,976	6,393	4,016	34,327	55,712
Total commercial real-estate	26,605	10,976	12,232	27,887	4,428,053	4,505,753
Home equity	6,174	—	983	3,513	705,623	716,293
Residential real estate	15,502	—	267	6,315	459,224	481,308
PCI - residential real estate (1)	—	549	—	—	1,685	2,234
Premium finance receivables
Commercial insurance loans	12,705	7,665	5,995	17,328	2,307,140	2,350,833
Life insurance loans	—	—	13,084	339	1,870,669	1,884,092
PCI - life insurance loans (1)	—	—	—	—	393,479	393,479
Consumer and other	277	119	293	838	149,485	151,012
Total loans, net of unearned income, excluding covered loans	$70,420	$20,148	$37,977	$67,778	$14,213,075	$14,409,398
Covered loans	7,290	17,839	1,304	4,835	195,441	226,709
Total loans, net of unearned income	$77,710	$37,987	$39,281	$72,613	$14,408,516	$14,636,107

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of December 31, 2014	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.4%	—%	0.1%	0.3%	99.2%	100.0%
Franchise	—	—	0.1	0.5	99.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage - homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.2	0.3	99.5	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	0.2	99.8	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	4.0	2.2	1.5	92.3	100.0
Total commercial	0.2	—	0.1	0.3	99.4	100.0
Commercial real-estate
Residential construction	—	—	0.6	0.2	99.2	100.0
Commercial construction	0.1	—	—	1.1	98.8	100.0
Land	2.9	—	—	2.6	94.5	100.0
Office	1.0	—	0.4	0.2	98.4	100.0
Industrial	0.4	—	—	0.6	99.0	100.0
Retail	0.6	—	—	0.5	98.9	100.0
Multi-family	—	—	—	0.3	99.7	100.0
Mixed use and other	0.7	—	0.2	0.6	98.5	100.0
PCI - commercial real-estate (1)	—	19.7	11.5	7.2	61.6	100.0
Total commercial real-estate	0.6	0.2	0.3	0.6	98.3	100.0
Home equity	0.9	—	0.1	0.5	98.5	100.0
Residential real estate	3.2	—	0.1	1.3	95.4	100.0
PCI - residential real estate(1)	—	24.6	—	—	75.4	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.3	0.3	0.7	98.2	100.0
Life insurance loans	—	—	0.7	—	99.3	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	0.2	0.6	98.9	100.0
Total loans, net of unearned income, excluding covered loans	0.5%	0.1%	0.3%	0.5%	98.6%	100.0%
Covered loans	3.2	7.9	0.6	2.1	86.2	100.0
Total loans, net of unearned income	0.5%	0.3%	0.3%	0.5%	98.4%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of March 31, 2015, only $26.2 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $88.3 million or 0.6%, were 30 to 59 days (or one payment) past due. As of December 31, 2014, $38.0 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $67.8 million, or 0.5%, were 30 to 59 days (or one payment) past due. The majority of the commercial and commercial real-estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due increased $5.6 million since December 31, 2014.
The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2015 that are current with regard to the contractual terms of the loan agreement represent 98.4% of the total home equity portfolio. Residential real-estate loans, excluding PCI loans, at March 31, 2015 that are current with regards to the contractual terms of the loan agreements comprise 95.1% of total residential real-estate loans outstanding.

Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$78,677	$103,334
Additions, net	8,980	5,655
Return to performing status	(716)	(1,973)
Payments received	(4,369)	(3,730)
Transfer to OREO and other repossessed assets	(2,540)	(10,013)
Charge-offs	(1,801)	(4,774)
Net change for niche loans (1)	3,541	1,625
Balance at end of period	$81,772	$90,124

(1)	This includes activity for premium finance receivables and indirect consumer loans.
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
Management determined that the allowance for loan losses was appropriate at March 31, 2015, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Allowance for loan losses at beginning of period	$91,705	$96,922
Provision for credit losses	6,185	3,304
Other adjustments	(248)	(148)
Reclassification from (to) allowance for unfunded lending-related commitments	(113)	(18)
Charge-offs:
Commercial	677	648
Commercial real-estate	1,005	4,493
Home equity	584	2,267
Residential real-estate	631	226
Premium finance receivables—commercial	1,263	1,210
Premium finance receivables—life insurance	—	—
Consumer and other	111	173
Total charge-offs	4,271	9,017
Recoveries:
Commercial	370	317
Commercial real-estate	312	145
Home equity	48	257
Residential real-estate	76	131
Premium finance receivables—commercial	329	319
Premium finance receivables—life insurance	—	2
Consumer and other	53	61
Total recoveries	1,188	1,232
Net charge-offs	(3,083)	(7,785)
Allowance for loan losses at period end	$94,446	$92,275
Allowance for unfunded lending-related commitments at period end	888	737
Allowance for credit losses at period end	$95,334	$93,012
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.03%	0.04%
Commercial real-estate	0.06	0.41
Home equity	0.30	1.14
Residential real-estate	0.28	0.06
Premium finance receivables—commercial	0.16	0.16
Premium finance receivables—life insurance	—	—
Consumer and other	0.13	0.26
Total loans, net of unearned income, excluding covered loans	0.08%	0.24%
Net charge-offs as a percentage of the provision for credit losses	49.87%	235.65%
Loans at period-end, excluding covered loans	$14,953,059	$13,133,160
Allowance for loan losses as a percentage of loans at period end	0.63%	0.70%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.71%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $888,000 as of March 31, 2015 compared to $737,000 as of March 31, 2014.

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
At March 31, 2015, the Company had $112.4 million of impaired loans with $48.6 million of this balance requiring $6.2 million of specific impairment reserves. At December 31, 2014, the Company had $127.4 million of impaired loans with $69.5 million of this balance requiring $6.3 million of specific impairment reserves. The most significant fluctuations in impaired loans with specific impairment from December 31, 2014 to March 31, 2015 occurred within the office and mixed used and other portfolios. The recorded investment in this portion of the office portfolio decreased $2.7 million, while the specific impairment reserves increased $293,000. These fluctuations were primarily the result of one credit relationship $2.6 million no longer requiring a specific impairment reserve, while a separate relationship totaling $809,000 became impaired during the period, requiring a specific impairment reserve of $369,000 at March 31, 2015. The recorded investment and specific impairment reserves in the mixed use and other portfolio decreased $13.9 million and $791,000, respectively, which was primarily the result of five credit relationship with a recorded investment of $10.7 million no longer requiring a specific impairment reserve at March 31, 2015. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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

Effects of Economic Recession and Real Estate Market:
In recent years, the Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however, the Company’s markets have clearly been under stress. As of March 31, 2015, home equity loans and residential mortgages comprised 5% and 3%, respectively, of the Company’s total loan portfolio. At March 31, 2015 (excluding covered loans), approximately 3.1% of all of the Company’s residential mortgage loans, excluding covered loans and PCI loans, and approximately 1.2% of all of the Company’s home equity loans, are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.
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

TDRs
At March 31, 2015, the Company had $67.2 million in loans modified in TDRs. The $67.2 million in TDRs represents 125 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $82.3 million representing 145 credits at December 31, 2014 and decreased from $92.5 million representing 143 credits at March 31, 2014.
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
Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at March 31, 2015 and approximately $866,000 of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at March 31, 2015, the Company was committed to lend additional funds to borrowers totaling $842,000 under the contractual terms of TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014
Accruing TDRs:
Commercial	$6,273	$6,654	$5,844
Commercial real-estate	45,417	60,120	64,726
Residential real-estate and other	2,997	2,923	4,052
Total accruing TDRs	$54,687	$69,697	$74,622
Non-accrual TDRs: (1)
Commercial	$184	$922	$1,434
Commercial real-estate	8,229	7,503	14,774
Residential real-estate and other	4,118	4,153	1,687
Total non-accrual TDRs	$12,531	$12,578	$17,895
Total TDRs:
Commercial	$6,457	$7,576	$7,278
Commercial real-estate	53,646	67,623	79,500
Residential real-estate and other	7,115	7,076	5,739
Total TDRs	$67,218	$82,275	$92,517
Weighted-average contractual interest rate of TDRs	4.04%	4.09%	4.02%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of March 31, 2015 and March 31, 2014, and shows the changes in the balance during those periods:

Three Months Ended March 31, 2015 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$7,576	$67,623	$7,076	$82,275
Additions during the period	—	—	294	294
Reductions:
Charge-offs	(397)	(1)	(33)	(431)
Transferred to OREO and other repossessed assets	(562)	(1,519)	—	(2,081)
Removal of TDR loan status (1)	(76)	(8,382)	—	(8,458)
Payments received	(84)	(4,075)	(222)	(4,381)
Balance at period end	$6,457	$53,646	$7,115	$67,218

Three Months Ended March 31, 2014 (Dollars in thousands)	Commercial	Commercial Real-estate	Residential Real-estate and Other	Total
Balance at beginning of period	$7,388	$93,535	$6,180	$107,103
Additions during the period	88	5,157	—	5,245
Reductions:
Charge-offs	(6)	(3,713)	(406)	(4,125)
Transferred to OREO and other repossessed assets	—	(12,277)	—	(12,277)
Removal of TDR loan status (1)	—	—	—	—
Payments received	(192)	(3,202)	(35)	(3,429)
Balance at period end	$7,278	$79,500	$5,739	$92,517

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

	Three Months Ended
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Balance at beginning of period	$45,642	$50,377	$50,454
Disposal/resolved	(6,846)	(4,367)	(8,205)
Transfers in at fair value, less costs to sell	3,831	1,641	14,570
Additions from acquisition	761	—	—
Fair value adjustments	(1,131)	(2,009)	(2,688)
Balance at end of period	$42,257	$45,642	$54,131

	Period End
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Residential real-estate	$7,250	$7,779	$6,452
Residential real-estate development	2,687	3,245	3,500
Commercial real-estate	32,320	34,618	44,179
Total	$42,257	$45,642	$54,131

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
The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2015, December 31, 2014 and March 31, 2014 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2015	16.7%	8.4%	(9.3)%
December 31, 2014	13.4%	6.4%	(10.1)%
March 31, 2014	12.7%	5.9%	(12.7)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2015	6.8%	3.0%	(3.7)%
December 31, 2014	5.4%	2.5%	(3.9)%
March 31, 2014	5.8%	3.1%	(4.5)%
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
During the first quarter of 2015, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2015.

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

In accordance with applicable accounting principles, the Company establishes an accrued liability for litigation and threatened litigation actions and proceedings when those actions present loss contingencies which are both probable and estimable. In actions for which a loss is reasonably possible in future periods, the Company determines whether it can estimate a loss or range of possible loss. To determine whether a possible loss is estimable, the Company reviews and evaluates its material litigation on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. This review may include information learned through the discovery process, rulings on substantive or dispositive motions, and settlement discussions.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. While no litigation has been initiated, the demand is the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York.

The Company has reserved an amount for the FLSA litigation and the Lehman Brothers Holdings demand that is immaterial to its results of operations or financial condition. Such litigation and threatened litigation actions necessarily involve substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to these legal proceedings may exceed the amounts reserved by the Company.

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

Item 1A: Risk Factors
There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2014.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2015. There is currently no authorization to repurchase shares of outstanding common stock.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	May 8, 2015	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)