Form 10-Q
period 2015-06-30
WINTRUST FINANCIAL CORP
filed 2015-08-10
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Common Stock — no par value, 48,230,299 shares, as of July 31, 2015

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2015	December 31, 2014	June 30, 2014
Assets
Cash and due from banks	$248,094	$225,136	$349,013
Federal funds sold and securities purchased under resale agreements	4,115	5,571	7,965
Interest bearing deposits with banks	591,721	998,437	506,871
Available-for-sale securities, at fair value	2,162,061	1,792,078	1,824,240
Trading account securities	1,597	1,206	2,234
Federal Home Loan Bank and Federal Reserve Bank stock	89,818	91,582	84,531
Brokerage customer receivables	29,753	24,221	28,199
Mortgage loans held-for-sale, at fair value	497,283	351,290	363,627
Loans, net of unearned income, excluding covered loans	15,513,650	14,409,398	13,749,996
Covered loans	193,410	226,709	275,154
Total loans	15,707,060	14,636,107	14,025,150
Less: Allowance for loan losses	100,204	91,705	92,253
Less: Allowance for covered loan losses	2,215	2,131	1,667
Net loans	15,604,641	14,542,271	13,931,230
Premises and equipment, net	571,498	555,228	535,281
FDIC indemnification asset	3,429	11,846	46,115
Accrued interest receivable and other assets	556,344	501,882	525,394
Trade date securities receivable	—	485,534	292,366
Goodwill	421,646	405,634	381,721
Other intangible assets	17,924	18,811	16,894
Total assets	$20,799,924	$20,010,727	$18,895,681
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$3,910,310	$3,518,685	$3,072,430
Interest bearing	13,172,108	12,763,159	12,483,946
Total deposits	17,082,418	16,281,844	15,556,376
Federal Home Loan Bank advances	444,017	733,050	580,582
Other borrowings	261,908	196,465	43,716
Subordinated notes	140,000	140,000	140,000
Junior subordinated debentures	249,493	249,493	249,493
Trade date securities payable	—	3,828	—
Accrued interest payable and other liabilities	357,106	336,225	327,279
Total liabilities	18,534,942	17,940,905	16,897,446
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,312 shares issued and outstanding at June 30, 2015 and 126,467 shares issued and outstanding at December 31, 2014, and June 30, 2014	126,312	126,467	126,467
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2015 and no shares issued and outstanding at December 31, 2014 and June 30, 2014.	125,000	—	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2015, December 31, 2014, and June 30, 2014; 47,762,681 shares issued at June 30, 2015, 46,881,108 shares issued at December 31, 2014, and 46,626,772 shares issued at June 30, 2014	47,763	46,881	46,627
Surplus	1,159,052	1,133,955	1,125,551
Treasury stock, at cost, 85,424 shares at June 30, 2015, 76,053 shares at December 31, 2014, and 73,867 shares at June 30, 2014	(3,964)	(3,549)	(3,449)
Retained earnings	872,690	803,400	737,542
Accumulated other comprehensive loss	(61,871)	(37,332)	(34,503)
Total shareholders’ equity	2,264,982	2,069,822	1,998,235
Total liabilities and shareholders’ equity	$20,799,924	$20,010,727	$18,895,681
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income
Interest and fees on loans	$159,823	$151,984	$314,499	$299,014
Interest bearing deposits with banks	305	319	621	568
Federal funds sold and securities purchased under resale agreements	1	6	3	10
Available-for-sale securities	14,071	13,309	28,471	26,423
Trading account securities	51	5	64	14
Federal Home Loan Bank and Federal Reserve Bank stock	785	727	1,554	1,438
Brokerage customer receivables	205	200	386	409
Total interest income	175,241	166,550	345,598	327,876
Interest expense
Interest on deposits	11,996	11,759	23,810	23,682
Interest on Federal Home Loan Bank advances	1,812	2,705	3,968	5,348
Interest on other borrowings	787	510	1,575	1,260
Interest on subordinated notes	1,777	354	3,552	354
Interest on junior subordinated debentures	1,977	2,042	3,910	4,046
Total interest expense	18,349	17,370	36,815	34,690
Net interest income	156,892	149,180	308,783	293,186
Provision for credit losses	9,482	6,660	15,561	8,540
Net interest income after provision for credit losses	147,410	142,520	293,222	284,646
Non-interest income
Wealth management	18,476	18,222	36,576	35,035
Mortgage banking	36,007	23,804	63,807	40,232
Service charges on deposit accounts	6,474	5,688	12,771	11,034
(Losses) gains on available-for-sale securities, net	(24)	(336)	500	(369)
Fees from covered call options	4,565	1,244	8,925	2,786
Trading gains (losses), net	160	(743)	(317)	(1,395)
Other	11,355	6,223	19,292	12,308
Total non-interest income	77,013	54,102	141,554	99,631
Non-interest expense
Salaries and employee benefits	94,421	81,963	184,551	161,897
Equipment	7,914	7,223	15,750	14,626
Occupancy, net	11,401	9,850	23,752	20,843
Data processing	6,081	4,543	11,529	9,258
Advertising and marketing	6,406	3,558	10,313	6,374
Professional fees	5,074	4,046	9,738	7,500
Amortization of other intangible assets	934	1,156	1,947	2,319
FDIC insurance	3,047	3,196	6,034	6,147
OREO expense, net	841	2,490	2,252	6,466
Other	18,178	15,566	35,749	29,476
Total non-interest expense	154,297	133,591	301,615	264,906
Income before taxes	70,126	63,031	133,161	119,371
Income tax expense	26,295	24,490	50,278	46,330
Net income	$43,831	$38,541	$82,883	$73,041
Preferred stock dividends and discount accretion	1,580	1,581	3,161	3,162
Net income applicable to common shares	$42,251	$36,960	$79,722	$69,879
Net income per common share—Basic	$0.89	$0.79	$1.68	$1.51
Net income per common share—Diluted	$0.85	$0.76	$1.61	$1.44
Cash dividends declared per common share	$0.11	$0.10	$0.22	$0.20
Weighted average common shares outstanding	47,567	46,520	47,404	46,358
Dilutive potential common shares	4,156	4,402	4,220	4,456
Average common shares and dilutive common shares	51,723	50,922	51,624	50,814
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$43,831	$38,541	$82,883	$73,041
Unrealized (losses) gains on securities
Before tax	(53,400)	26,049	(27,124)	48,575
Tax effect	20,959	(10,332)	10,628	(19,136)
Net of tax	(32,441)	15,717	(16,496)	29,439
Less: Reclassification of net (losses) gains included in net income
Before tax	(24)	(336)	500	(369)
Tax effect	10	133	(196)	146
Net of tax	(14)	(203)	304	(223)
Net unrealized (losses) gains on securities	(32,427)	15,920	(16,800)	29,662
Unrealized gains (losses) on derivative instruments
Before tax	215	(626)	(346)	(724)
Tax effect	(84)	249	136	288
Net unrealized gains (losses) on derivative instruments	131	(377)	(210)	(436)
Foreign currency translation adjustment
Before tax	2,072	9,045	(10,218)	(914)
Tax effect	(556)	(2,338)	2,689	221
Net foreign currency translation adjustment	1,516	6,707	(7,529)	(693)
Total other comprehensive (loss) income	(30,780)	22,250	(24,539)	28,533
Comprehensive income	$13,051	$60,791	$58,344	$101,574
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at December 31, 2013	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
Net income	—	—	—	—	73,041	—	73,041
Other comprehensive income, net of tax	—	—	—	—	—	28,533	28,533
Cash dividends declared on common stock	—	—	—	—	(9,272)	—	(9,272)
Dividends on preferred stock	—	—	—	—	(3,162)	—	(3,162)
Stock-based compensation	—	—	3,754	—	—	—	3,754
Conversion of Series C preferred stock to common stock	(10)	1	9	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	347	2,472	(313)	—	—	2,506
Restricted stock awards	—	48	127	(136)	—	—	39
Employee stock purchase plan	—	30	1,394	—	—	—	1,424
Director compensation plan	—	20	763	—	—	—	783
Balance at June 30, 2014	$126,467	$46,627	$1,125,551	$(3,449)	$737,542	$(34,503)	$1,998,235
Balance at December 31, 2014	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
Net income	—	—	—	—	82,883	—	82,883
Other comprehensive loss, net of tax	—	—	—	—	—	(24,539)	(24,539)
Cash dividends declared on common stock	—	—	—	—	(10,432)	—	(10,432)
Dividends on preferred stock	—	—	—	—	(3,161)	—	(3,161)
Stock-based compensation	—	—	5,286	—	—	—	5,286
Issuance of Series D preferred stock	125,000	—	(3,849)	—	—	—	121,151
Conversion of Series C preferred stock to common stock	(155)	4	151	—	—	—	—
Common stock issued for:
Acquisitions	—	422	18,749	—	—	—	19,171
Exercise of stock options and warrants	—	312	2,266	(130)	—	—	2,448
Restricted stock awards	—	93	352	(285)	—	—	160
Employee stock purchase plan	—	31	1,360	—	—	—	1,391
Director compensation plan	—	20	782	—	—	—	802
Balance at June 30, 2015	$251,312	$47,763	$1,159,052	$(3,964)	$872,690	$(61,871)	$2,264,982
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014
Operating Activities:
Net income	$82,883	$73,041
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Provision for credit losses	15,561	8,540
Depreciation and amortization	15,813	15,510
Stock-based compensation expense	5,286	3,754
Tax expense from stock-based compensation arrangements	(596)	(61)
Excess tax benefits from stock-based compensation arrangements	(476)	(226)
Net amortization of premium on securities	205	3,419
Mortgage servicing rights fair value change, net	258	712
Originations and purchases of mortgage loans held-for-sale	(2,121,237)	(1,368,131)
Proceeds from sales of mortgage loans held-for-sale	2,034,173	1,371,124
Bank owned life insurance, net of claims	(1,470)	(1,387)
Increase in trading securities, net	(391)	(1,737)
Net (increase) decrease in brokerage customer receivables	(5,532)	2,754
Gains on mortgage loans sold	(58,929)	(32,293)
(Gains) losses on available-for-sale securities, net	(500)	369
Losses on sales of premises and equipment, net	403	561
Net (gains) losses on sales and fair value adjustments of other real estate owned	430	3,360
(Increase) decrease in accrued interest receivable and other assets, net	(38,117)	43,274
Increase in accrued interest payable and other liabilities, net	17,757	4,253
Net Cash (Used for) Provided by Operating Activities	(54,479)	126,836
Investing Activities:
Proceeds from maturities of available-for-sale securities	335,286	213,384
Proceeds from sales of available-for-sale securities	1,134,033	196,042
Purchases of available-for-sale securities	(1,353,356)	(608,800)
Net cash received (paid) for acquisitions	12,004	(7,267)
Proceeds from sales of other real estate owned	24,444	47,160
Proceeds received from the FDIC related to reimbursements on covered assets	150	10,818
Net decrease (increase) in interest bearing deposits with banks	406,784	(11,297)
Net increase in loans	(965,794)	(822,314)
Redemption of bank owned life insurance	2,701	—
Purchases of premises and equipment, net	(25,478)	(17,386)
Net Cash Used for Investing Activities	(429,226)	(999,660)
Financing Activities:
Increase in deposit accounts	630,785	882,631
Increase (decrease) in other borrowings, net	54,575	(211,388)
(Decrease) increase in Federal Home Loan Bank advances, net	(293,584)	163,000
Proceeds from the issuance of preferred stock, net	121,151	—
Proceeds from the issuance of subordinated notes, net	—	139,090
Excess tax benefits from stock-based compensation arrangements	476	226
Issuance of common shares resulting from the exercise of stock options and the employee stock purchase plan	5,812	5,262
Common stock repurchases	(415)	(449)
Dividends paid	(13,593)	(12,434)
Net Cash Provided by Financing Activities	505,207	965,938
Net Increase in Cash and Cash Equivalents	21,502	93,114
Cash and Cash Equivalents at Beginning of Period	230,707	263,864
Cash and Cash Equivalents at End of Period	$252,209	$356,978
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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which created "Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue and develop a common revenue standard for customer contracts. This ASU provides guidance regarding how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also added a new subtopic to the codification, ASC 340-40, "Other Assets and Deferred Costs: Contracts with Customers" to provide guidance on costs related to obtaining and fulfilling a customer contract. Furthermore, the new standard requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. At the time ASU No. 2014-09 was issued, the guidance was effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a deferral of the effective date by one year, which would result in the guidance becoming effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," to clarify the presentation of debt issuance costs within the balance sheet. This ASU requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The ASU does not affect the current guidance for the recognition and measurement for these debt issuance costs. This guidance is effective for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On January 16, 2015, the Company acquired Delavan Bancshares, Inc. ("Delavan"). Delavan was the parent company of Community Bank CBD, which had four banking locations. Community Bank CBD was merged into the Company's wholly-owned subsidiary Town Bank. The Company acquired assets with a fair value of approximately $224.1 million, including approximately $128.0 million of loans, and assumed liabilities with a fair value of approximately $186.4 million, including approximately $170.2 million of deposits. Additionally the Company recorded goodwill of $17.4 million on the acquisition.

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

See Note 17 - Subsequent Events for discussion regarding the Company's acquisitions of Community Financial Shares, Inc ("CFIS"), Suburban Illinois Bancorp, Inc. ("Suburban") and North Bank.

FDIC-Assisted Transactions
Since 2010, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of nine financial institutions in FDIC-assisted transactions. Loans comprise the majority of the assets acquired in nearly all of these FDIC-assisted transactions, most of which are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, clawback provisions within these loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss-sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
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
The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are recorded as FDIC indemnification assets on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets. In accordance with the clawback provision noted above, the Company may be required to reimburse the FDIC when actual losses are less than certain thresholds established for each lose share agreement. The balance of these estimated reimbursements in accordance with clawback provisions and any related amortization are adjusted periodically for changes in the expected losses on covered assets. Estimated reimbursements from clawback provisions are recorded as a reduction to the FDIC indemnification asset on the Consolidated Statements of Condition. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in recognition of an allowance for covered loan losses, will increase the FDIC indemnification asset. The corresponding amortization is recorded as a component of non-interest income on the Consolidated Statements of Income.
The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$10,224	$60,298	$11,846	$85,672
Additions from acquisitions	—	—	—	—
Additions from reimbursable expenses	934	2,067	2,509	3,349
Amortization	(1,206)	(1,456)	(2,466)	(3,059)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(4,317)	(13,645)	(8,310)	(29,029)
Payments received from the FDIC	(2,206)	(1,149)	(150)	(10,818)
Balance at end of period	$3,429	$46,115	$3,429	$46,115

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

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$288,196	$138	$(7,173)	$281,161
U.S. Government agencies	651,737	2,074	(25,151)	628,660
Municipal	269,562	4,222	(3,994)	269,790
Corporate notes:
Financial issuers	124,924	1,773	(1,289)	125,408
Other	2,726	9	(2)	2,733
Mortgage-backed: (1)
Mortgage-backed securities	777,087	4,053	(23,499)	757,641
Collateralized mortgage obligations	42,550	342	(432)	42,460
Equity securities	48,740	5,876	(408)	54,208
Total available-for-sale securities	$2,205,522	$18,487	$(61,948)	$2,162,061

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$388,713	$84	$(6,992)	$381,805
U.S. Government agencies	686,106	4,113	(21,903)	668,316
Municipal	234,951	5,318	(1,740)	238,529
Corporate notes:
Financial issuers	129,309	2,006	(1,557)	129,758
Other	3,766	55	—	3,821
Mortgage-backed: (1)
Mortgage-backed securities	271,129	5,448	(4,928)	271,649
Collateralized mortgage obligations	47,347	249	(535)	47,061
Equity securities	46,592	4,872	(325)	51,139
Total available-for-sale securities	$1,807,913	$22,145	$(37,980)	$1,792,078

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$399,031	$354	$(10,970)	$388,415
U.S. Government agencies	798,889	4,458	(37,347)	766,000
Municipal	173,664	4,385	(1,942)	176,107
Corporate notes:
Financial issuers	129,211	2,402	(1,387)	130,226
Other	4,980	97	—	5,077
Mortgage-backed: (1)
Mortgage-backed securities	255,082	5,190	(9,097)	251,175
Collateralized mortgage obligations	52,672	389	(673)	52,388
Equity securities	50,594	4,634	(376)	54,852
Total available-for-sale securities	$1,864,123	$21,909	$(61,792)	$1,824,240

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$207,997	$(7,173)	$—	$—	$207,997	$(7,173)
U.S. Government agencies	231,514	(8,817)	248,487	(16,334)	480,001	(25,151)
Municipal	96,407	(2,545)	37,578	(1,449)	133,985	(3,994)
Corporate notes:
Financial issuers	13,117	(94)	44,762	(1,195)	57,879	(1,289)
Other	998	(2)	—	—	998	(2)
Mortgage-backed:
Mortgage-backed securities	551,405	(16,869)	120,626	(6,630)	672,031	(23,499)
Collateralized mortgage obligations	5,158	(31)	9,877	(401)	15,035	(432)
Equity securities	2,909	(37)	8,505	(371)	11,414	(408)
Total	$1,109,505	$(35,568)	$469,835	$(26,380)	$1,579,340	$(61,948)

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

The Company does not consider securities with unrealized losses at June 30, 2015 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily agency bonds and mortgage-backed securities. Unrealized losses recognized on agency bonds and mortgage-backed securities are the result of increases in yields for similar types of securities which also have a longer duration and maturity.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Realized gains	$14	$99	$567	$154
Realized losses	(38)	(435)	(67)	(523)
Net realized (losses) gains	$(24)	$(336)	$500	$(369)
Other than temporary impairment charges	—	—	—	—
(Losses) gains on available-for-sale securities, net	$(24)	$(336)	$500	$(369)
Proceeds from sales of available-for-sale securities	$498,501	$169,753	$1,134,033	$196,042
The amortized cost and fair value of securities as of June 30, 2015, December 31, 2014 and June 30, 2014, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2015		December 31, 2014		June 30, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$141,792	$141,897	$285,596	$285,889	$173,991	$174,220
Due in one to five years	261,285	261,146	172,647	172,885	361,300	362,423
Due in five to ten years	291,451	285,192	331,389	325,644	319,641	310,196
Due after ten years	642,617	619,517	653,213	637,811	650,843	618,986
Mortgage-backed	819,637	800,101	318,476	318,710	307,754	303,563
Equity securities	48,740	54,208	46,592	51,139	50,594	54,852
Total available-for-sale securities	$2,205,522	$2,162,061	$1,807,913	$1,792,078	$1,864,123	$1,824,240
Securities having a carrying value of $1.1 billion at June 30, 2015, December 31, 2014 and June 30, 2014, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At June 30, 2015, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Balance:
Commercial	$4,330,344	$3,924,394	$3,640,430
Commercial real estate	4,850,590	4,505,753	4,353,472
Home equity	712,350	716,293	713,642
Residential real estate	503,015	483,542	451,905
Premium finance receivables—commercial	2,460,408	2,350,833	2,378,529
Premium finance receivables—life insurance	2,537,475	2,277,571	2,051,645
Consumer and other	119,468	151,012	160,373
Total loans, net of unearned income, excluding covered loans	$15,513,650	$14,409,398	$13,749,996
Covered loans	193,410	226,709	275,154
Total loans	$15,707,060	$14,636,107	$14,025,150
Mix:
Commercial	27%	26%	26%
Commercial real estate	31	31	31
Home equity	5	5	5
Residential real estate	3	3	3
Premium finance receivables—commercial	16	16	17
Premium finance receivables—life insurance	16	16	15
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	99%	98%	98%
Covered loans	1	2	2
Total loans	100%	100%	100%
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
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $53.7 million at June 30, 2015, $46.9 million at December 31, 2014 and $44.8 million at June 30, 2014, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $1.7 million at June 30, 2015, $330,000 at December 31, 2014 and $(1.3) million at June 30, 2014. The net credit balance at June 30, 2014 is primarily the result of purchase accounting adjustments related to acquisitions in 2014.
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

Acquired Loan Information at Acquisition—PCI Loans
As part of our previous acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination (PCI loans) and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans:

	June 30, 2015		December 31, 2014
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$251,529	$204,898	$285,809	$227,229
Life insurance premium finance loans acquisition	388,773	384,320	399,665	393,479

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
See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at June 30, 2015.
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

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$69,182	$1,016	$97,674	$6,561
Acquisitions	—	—	—	—
Accretable yield amortized to interest income	(5,184)	(1,131)	(9,617)	(1,433)
Accretable yield amortized to indemnification asset (1)	(4,089)	—	(11,161)	—
Reclassification from non-accretable difference (2)	1,638	115	17,928	—
Increases (decreases) in interest cash flows due to payments and changes in interest rates	2,096	—	(2,722)	51
Accretable yield, ending balance (3)	$63,643	$—	$92,102	$5,179

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Bank Acquisitions	Life Insurance Premium Finance Loans	Bank Acquisitions	Life Insurance Premium Finance Loans
Accretable yield, beginning balance	$77,485	$1,617	$107,655	$8,254
Acquisitions	898	—	—	—
Accretable yield amortized to interest income	(10,688)	(1,732)	(17,387)	(3,204)
Accretable yield amortized to indemnification asset (1)	(7,665)	—	(16,809)	—
Reclassification from non-accretable difference (2)	2,741	115	26,508	—
Increases (decreases) in interest cash flows due to payments and changes in interest rates	872	—	(7,865)	129
Accretable yield, ending balance (3)	$63,643	$—	$92,102	$5,179

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of June 30, 2015, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $12.3 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income from loans acquired in bank acquisitions totaled $5.2 million and $9.6 million in the second quarter of 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded accretion to interest income of $10.7 million and $17.4 million, respectively. These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at June 30, 2015, December 31, 2014 and June 30, 2014:

As of June 30, 2015		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$4,424	$—	$1,846	$6,027	$2,522,162	$2,534,459
Franchise	905	—	113	396	227,185	228,599
Mortgage warehouse lines of credit	—	—	—	—	213,797	213,797
Community Advantage—homeowners association	—	—	—	—	114,883	114,883
Aircraft	—	—	—	—	6,831	6,831
Asset-based lending	—	—	1,767	7,423	823,265	832,455
Tax exempt	—	—	—	—	199,185	199,185
Leases	65	—	—	—	187,565	187,630
Other	—	—	—	—	2,772	2,772
PCI - commercial (1)	—	474	—	233	9,026	9,733
Total commercial	5,394	474	3,726	14,079	4,306,671	4,330,344
Commercial real estate:
Residential construction	—	—	—	4	57,598	57,602
Commercial construction	19	—	—	—	249,524	249,543
Land	2,035	—	1,123	2,399	82,280	87,837
Office	6,360	701	163	2,601	744,992	754,817
Industrial	2,568	—	18	484	624,337	627,407
Retail	2,352	—	896	2,458	744,285	749,991
Multi-family	1,730	—	933	223	665,562	668,448
Mixed use and other	8,119	—	2,405	3,752	1,577,846	1,592,122
PCI - commercial real estate (1)	—	15,646	3,490	2,798	40,889	62,823
Total commercial real estate	23,183	16,347	9,028	14,719	4,787,313	4,850,590
Home equity	5,695	—	511	3,365	702,779	712,350
Residential real estate	16,631	—	2,410	1,205	480,427	500,673
PCI - residential real estate (1)	—	264	84	—	1,994	2,342
Premium finance receivables
Commercial insurance loans	15,156	9,053	5,048	11,071	2,420,080	2,460,408
Life insurance loans	—	351	—	6,823	2,145,981	2,153,155
PCI - life insurance loans (1)	—	—	—	—	384,320	384,320
Consumer and other	280	110	196	919	117,963	119,468
Total loans, net of unearned income, excluding covered loans	$66,339	$26,599	$21,003	$52,181	$15,347,528	$15,513,650
Covered loans	6,353	10,030	1,333	1,720	173,974	193,410
Total loans, net of unearned income	$72,692	$36,629	$22,336	$53,901	$15,521,502	$15,707,060

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2014		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$9,132	$474	$3,161	$7,492	$2,213,105	$2,233,364
Franchise	—	—	308	1,219	231,789	233,316
Mortgage warehouse lines of credit	—	—	—	—	139,003	139,003
Community Advantage—homeowners association	—	—	—	—	106,364	106,364
Aircraft	—	—	—	—	8,065	8,065
Asset-based lending	25	—	1,375	2,394	802,608	806,402
Tax exempt	—	—	—	—	217,487	217,487
Leases	—	—	77	315	159,744	160,136
Other	—	—	—	—	11,034	11,034
PCI - commercial (1)	—	365	202	138	8,518	9,223
Total commercial	9,157	839	5,123	11,558	3,897,717	3,924,394
Commercial real estate
Residential construction	—	—	250	76	38,370	38,696
Commercial construction	230	—	—	2,023	185,513	187,766
Land	2,656	—	—	2,395	86,779	91,830
Office	7,288	—	2,621	1,374	694,149	705,432
Industrial	2,392	—	—	3,758	617,820	623,970
Retail	4,152	—	116	3,301	723,919	731,488
Multi-family	249	—	249	1,921	603,323	605,742
Mixed use and other	9,638	—	2,603	9,023	1,443,853	1,465,117
PCI - commercial real estate (1)	—	10,976	6,393	4,016	34,327	55,712
Total commercial real estate	26,605	10,976	12,232	27,887	4,428,053	4,505,753
Home equity	6,174	—	983	3,513	705,623	716,293
Residential real estate	15,502	—	267	6,315	459,224	481,308
PCI - residential real estate (1)	—	549	—	—	1,685	2,234
Premium finance receivables
Commercial insurance loans	12,705	7,665	5,995	17,328	2,307,140	2,350,833
Life insurance loans	—	—	13,084	339	1,870,669	1,884,092
PCI - life insurance loans (1)	—	—	—	—	393,479	393,479
Consumer and other	277	119	293	838	149,485	151,012
Total loans, net of unearned income, excluding covered loans	$70,420	$20,148	$37,977	$67,778	$14,213,075	$14,409,398
Covered loans	7,290	17,839	1,304	4,835	195,441	226,709
Total loans, net of unearned income	$77,710	$37,987	$39,281	$72,613	$14,408,516	$14,636,107

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2014		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$6,216	$—	$4,165	$21,610	$1,980,489	$2,012,480
Franchise	—	—	—	549	222,907	223,456
Mortgage warehouse lines of credit	—	—	—	1,680	146,531	148,211
Community Advantage—homeowners association	—	—	—	—	94,009	94,009
Aircraft	—	—	—	—	7,847	7,847
Asset-based lending	295	—	—	6,047	772,002	778,344
Tax exempt	—	—	—	—	208,913	208,913
Leases	—	—	—	36	144,399	144,435
Other	—	—	—	—	9,792	9,792
PCI - commercial (1)	—	1,452	—	224	11,267	12,943
Total commercial	6,511	1,452	4,165	30,146	3,598,156	3,640,430
Commercial real estate:
Residential construction	—	—	—	18	29,941	29,959
Commercial construction	839	—	—	—	154,220	155,059
Land	2,367	—	614	4,502	98,444	105,927
Office	10,950	—	999	3,911	652,057	667,917
Industrial	5,097	—	899	690	610,954	617,640
Retail	6,909	—	1,334	2,560	686,292	697,095
Multi-family	689	—	244	4,717	630,519	636,169
Mixed use and other	9,470	309	5,384	12,300	1,350,976	1,378,439
PCI - commercial real estate (1)	—	15,682	155	1,595	47,835	65,267
Total commercial real estate	36,321	15,991	9,629	30,293	4,261,238	4,353,472
Home equity	5,804	—	1,392	3,324	703,122	713,642
Residential real estate	15,294	—	1,487	1,978	430,364	449,123
PCI - residential real estate (1)	—	988	111	—	1,683	2,782
Premium finance receivables	—	—	—	—	—	—
Commercial insurance loans	12,298	10,275	12,335	14,672	2,328,949	2,378,529
Life insurance loans	—	649	896	4,783	1,635,557	1,641,885
PCI - life insurance loans (1)	—	—	—	—	409,760	409,760
Consumer and other	1,116	73	562	600	158,022	160,373
Total loans, net of unearned income, excluding covered loans	$77,344	$29,428	$30,577	$85,796	$13,526,851	$13,749,996
Covered loans	6,690	34,486	4,003	1,482	228,493	275,154
Total loans, net of unearned income	$84,034	$63,914	$34,580	$87,278	$13,755,344	$14,025,150

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at June 30, 2015, December 31, 2014 and June 30, 2014:

	Performing			Non-performing			Total
(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014	June 30, 2015	December 31, 2014	June 30, 2014	June 30, 2015	December 31, 2014	June 30, 2014
Loan Balances:
Commercial
Commercial and industrial	$2,530,035	$2,223,758	$2,006,264	$4,424	$9,606	$6,216	$2,534,459	$2,233,364	$2,012,480
Franchise	227,694	233,316	223,456	905	—	—	228,599	233,316	223,456
Mortgage warehouse lines of credit	213,797	139,003	148,211	—	—	—	213,797	139,003	148,211
Community Advantage—homeowners association	114,883	106,364	94,009	—	—	—	114,883	106,364	94,009
Aircraft	6,831	8,065	7,847	—	—	—	6,831	8,065	7,847
Asset-based lending	832,455	806,377	778,049	—	25	295	832,455	806,402	778,344
Tax exempt	199,185	217,487	208,913	—	—	—	199,185	217,487	208,913
Leases	187,565	160,136	144,435	65	—	—	187,630	160,136	144,435
Other	2,772	11,034	9,792	—	—	—	2,772	11,034	9,792
PCI - commercial (1)	9,733	9,223	12,943	—	—	—	9,733	9,223	12,943
Total commercial	4,324,950	3,914,763	3,633,919	5,394	9,631	6,511	4,330,344	3,924,394	3,640,430
Commercial real estate
Residential construction	57,602	38,696	29,959	—	—	—	57,602	38,696	29,959
Commercial construction	249,524	187,536	154,220	19	230	839	249,543	187,766	155,059
Land	85,802	89,174	103,560	2,035	2,656	2,367	87,837	91,830	105,927
Office	747,756	698,144	656,967	7,061	7,288	10,950	754,817	705,432	667,917
Industrial	624,839	621,578	612,543	2,568	2,392	5,097	627,407	623,970	617,640
Retail	747,639	727,336	690,186	2,352	4,152	6,909	749,991	731,488	697,095
Multi-family	666,718	605,493	635,480	1,730	249	689	668,448	605,742	636,169
Mixed use and other	1,584,003	1,455,479	1,368,660	8,119	9,638	9,779	1,592,122	1,465,117	1,378,439
PCI - commercial real estate(1)	62,823	55,712	65,267	—	—	—	62,823	55,712	65,267
Total commercial real estate	4,826,706	4,479,148	4,316,842	23,884	26,605	36,630	4,850,590	4,505,753	4,353,472
Home equity	706,655	710,119	707,838	5,695	6,174	5,804	712,350	716,293	713,642
Residential real estate	484,042	465,806	433,829	16,631	15,502	15,294	500,673	481,308	449,123
PCI - residential real estate (1)	2,342	2,234	2,782	—	—	—	2,342	2,234	2,782
Premium finance receivables
Commercial insurance loans	2,436,199	2,330,463	2,355,956	24,209	20,370	22,573	2,460,408	2,350,833	2,378,529
Life insurance loans	2,152,804	1,884,092	1,641,236	351	—	649	2,153,155	1,884,092	1,641,885
PCI - life insurance loans (1)	384,320	393,479	409,760	—	—	—	384,320	393,479	409,760
Consumer and other	119,078	150,617	159,184	390	395	1,189	119,468	151,012	160,373
Total loans, net of unearned income, excluding covered loans	$15,437,096	$14,330,721	$13,661,346	$76,554	$78,677	$88,650	$15,513,650	$14,409,398	$13,749,996

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months ended June 30, 2015 and 2014 is as follows:

Three months ended June 30, 2015		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$33,726	$37,002	$12,664	$4,096	$5,992	$966	$94,446
Other adjustments	(13)	(81)	—	(5)	6	—	(93)
Reclassification from allowance for unfunded lending-related commitments	—	4	—	—	—	—	4
Charge-offs	(1,243)	(856)	(1,847)	(923)	(1,526)	(115)	(6,510)
Recoveries	285	1,824	39	16	458	34	2,656
Provision for credit losses	145	4,305	1,432	1,835	1,991	(7)	9,701
Allowance for loan losses at period end	$32,900	$42,198	$12,288	$5,019	$6,921	$878	$100,204
Allowance for unfunded lending-related commitments at period end	$—	$884	$—	$—	$—	$—	$884
Allowance for credit losses at period end	$32,900	$43,082	$12,288	$5,019	$6,921	$878	$101,088
Individually evaluated for impairment	$2,282	$5,602	$808	$1,387	$—	$44	$10,123
Collectively evaluated for impairment	30,600	37,145	11,480	3,589	6,921	834	90,569
Loans acquired with deteriorated credit quality	18	335	—	43	—	—	396
Loans at period end
Individually evaluated for impairment	$11,921	$65,870	$5,909	$20,459	$—	$418	$104,577
Collectively evaluated for impairment	4,308,690	4,721,897	706,441	480,214	4,613,563	119,050	14,949,855
Loans acquired with deteriorated credit quality	9,733	62,823	—	2,342	384,320	—	459,218

Three months ended June 30, 2014	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$24,689	$44,605	$10,966	$4,691	$5,582	$1,742	$92,275
Other adjustments	(22)	(96)	(1)	(2)	16	—	(105)
Reclassification from allowance for unfunded lending-related commitments	—	(146)	—	—	—	—	(146)
Charge-offs	(2,384)	(2,351)	(730)	(689)	(1,492)	(213)	(7,859)
Recoveries	270	342	122	74	314	153	1,275
Provision for credit losses	3,485	(1,652)	3,561	(341)	1,889	(129)	6,813
Allowance for loan losses at period end	$26,038	$40,702	$13,918	$3,733	$6,309	$1,553	$92,253
Allowance for unfunded lending-related commitments at period end	$—	$884	$—	$—	$—	$—	$884
Allowance for credit losses at period end	$26,038	$41,586	$13,918	$3,733	$6,309	$1,553	$93,137
Individually evaluated for impairment	$1,927	$7,237	$636	$484	$—	$102	$10,386
Collectively evaluated for impairment	24,100	34,349	13,282	3,196	6,309	1,451	82,687
Loans acquired with deteriorated credit quality	11	—	—	53	—	—	64
Loans at period end
Individually evaluated for impairment	$12,397	$100,068	$6,030	$18,680	$—	$1,560	$138,735
Collectively evaluated for impairment	3,615,090	4,188,137	707,612	430,443	4,020,414	158,615	13,120,311
Loans acquired with deteriorated credit quality	12,943	65,267	—	2,782	409,760	198	490,950

Six months ended June 30, 2015		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Other adjustments	(30)	(261)	—	(8)	(42)	—	(341)
Reclassification from allowance for unfunded lending-related commitments	—	(109)	—	—	—	—	(109)
Charge-offs	(1,920)	(1,861)	(2,431)	(1,554)	(2,789)	(226)	(10,781)
Recoveries	655	2,136	87	92	787	87	3,844
Provision for credit losses	2,496	6,760	2,132	2,271	2,452	(225)	15,886
Allowance for loan losses at period end	$32,900	$42,198	$12,288	$5,019	$6,921	$878	$100,204
Allowance for unfunded lending-related commitments at period end	$—	$884	$—	$—	$—	$—	$884
Allowance for credit losses at period end	$32,900	$43,082	$12,288	$5,019	$6,921	$878	$101,088

Six months ended June 30, 2014	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$23,092	$48,658	$12,611	$5,108	$5,583	$1,870	$96,922
Other adjustments	(37)	(217)	(2)	(4)	7	—	(253)
Reclassification from allowance for unfunded lending-related commitments	—	(164)	—	—	—	—	(164)
Charge-offs	(3,032)	(6,844)	(2,997)	(915)	(2,702)	(386)	(16,876)
Recoveries	587	487	379	205	635	214	2,507
Provision for credit losses	5,428	(1,218)	3,927	(661)	2,786	(145)	10,117
Allowance for loan losses at period end	$26,038	$40,702	$13,918	$3,733	$6,309	$1,553	$92,253
Allowance for unfunded lending-related commitments at period end	$—	$884	$—	$—	$—	$—	$884
Allowance for credit losses at period end	$26,038	$41,586	$13,918	$3,733	$6,309	$1,553	$93,137

A summary of activity in the allowance for covered loan losses for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$1,878	$3,447	$2,131	$10,092
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(1,094)	(764)	(1,623)	(7,885)
Benefit attributable to FDIC loss share agreements	875	611	1,298	6,308
Net provision for covered loan losses	(219)	(153)	(325)	(1,577)
Decrease in FDIC indemnification asset	(875)	(611)	(1,298)	(6,308)
Loans charged-off	(140)	(2,189)	(377)	(5,053)
Recoveries of loans charged-off	1,571	1,173	2,084	4,513
Net recoveries (charge-offs)	1,431	(1,016)	1,707	(540)
Balance at end of period	$2,215	$1,667	$2,215	$1,667
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
Impaired Loans
A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2015	2014	2014
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$50,748	$69,487	$91,511
Impaired loans with no allowance for loan loss required	52,609	57,925	45,734
Total impaired loans (2)	$103,357	$127,412	$137,245
Allowance for loan losses related to impaired loans	$10,075	$6,270	$10,298
TDRs	$62,776	$82,275	$88,107

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Six Months Ended
	As of June 30, 2015			June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$6,702	$7,141	$2,000	$6,876	$166
Franchise	905	905	200	912	15
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	65	65	65	66	2
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land	6,924	10,539	50	6,931	294
Office	7,005	7,010	2,414	7,060	154
Industrial	1,218	1,218	558	1,218	34
Retail	8,336	9,222	404	8,482	194
Multi-family	2,149	2,258	322	2,168	51
Mixed use and other	10,507	12,694	1,847	10,557	290
Home equity	1,673	1,728	808	1,680	34
Residential real estate	6,945	7,138	1,363	6,963	137
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	180	245	44	190	6
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$3,760	$6,731	$—	$4,052	$219
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	2,023	2,023	—	2,023	48
Commercial construction	642	642	—	627	13
Land	1,906	2,643	—	1,924	50
Office	6,289	8,780	—	6,834	221
Industrial	2,022	2,200	—	2,059	88
Retail	4,099	5,248	—	4,113	112
Multi-family	592	1,015	—	598	22
Mixed use and other	11,683	12,008	—	12,427	266
Home equity	4,236	5,697	—	4,320	118
Residential real estate	13,258	14,961	—	13,553	294
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	238	267	—	241	7
Total loans, net of unearned income, excluding covered loans	$103,357	$122,378	$10,075	$105,874	$2,835

				For the Twelve Months Ended
	As of December 31, 2014			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,989	$10,785	$1,915	$10,784	$539
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land	5,011	8,626	43	5,933	544
Office	11,038	12,863	305	11,567	576
Industrial	195	277	15	214	13
Retail	11,045	14,566	487	12,116	606
Multi-family	2,808	3,321	158	2,839	145
Mixed use and other	21,777	24,076	2,240	21,483	1,017
Home equity	1,946	2,055	475	1,995	80
Residential real estate	5,467	5,600	606	5,399	241
Premium finance receivables		—
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	211	213	26	214	10
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$5,797	$8,862	$—	$6,664	$595
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,952	—	87	100
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	2,875	3,085	—	3,183	151
Land	10,210	10,941	—	10,268	430
Office	4,132	5,020	—	4,445	216
Industrial	4,160	4,498	—	3,807	286
Retail	5,487	7,470	—	6,915	330
Multi-family	—	—	—	—	—
Mixed use and other	7,985	8,804	—	9,533	449
Home equity	4,453	6,172	—	4,666	256
Residential real estate	12,640	14,334	—	12,682	595
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	161	222	—	173	11
Total loans, net of unearned income, excluding covered loans	$127,412	$153,742	$6,270	$134,967	$7,190

				For the Six Months Ended
	As of June 30, 2014			June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,220	$10,152	$1,631	$8,332	$339
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	270	290	270	275	7
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	2,146	2,156	128	2,150	44
Land	11,687	15,538	363	11,876	378
Office	14,403	15,159	2,664	14,517	335
Industrial	3,349	3,455	227	3,372	76
Retail	14,320	14,733	1,590	14,343	304
Multi-family	2,835	3,349	119	2,857	73
Mixed use and other	27,418	27,565	2,111	28,474	551
Home equity	1,562	1,616	636	1,567	30
Residential real estate	5,997	6,372	457	5,914	140
Premium finance receivables		—
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	304	364	102	308	8
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$4,222	$8,666	$—	$4,591	$219
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,952	—	150	50
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	1,031	1,031	—	1,051	23
Land	3,917	4,958	—	5,657	131
Office	2,598	2,599	—	2,605	73
Industrial	3,603	3,839	—	3,155	95
Retail	6,422	7,813	—	6,456	188
Multi-family	440	966	—	497	22
Mixed use and other	5,330	7,842	—	5,875	218
Home equity	4,468	6,553	—	4,842	138
Residential real estate	12,422	15,538	—	12,836	295
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	1,256	1,775	—	1,260	53
Total loans, net of unearned income, excluding covered loans	$137,245	$164,281	$10,298	$142,960	$3,790

TDRs
At June 30, 2015, the Company had $62.8 million in loans modified in TDRs. The $62.8 million in TDRs represents 122 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
Each TDR was reviewed for impairment at June 30, 2015 and approximately $3.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended June 30, 2015 and 2014, the Company recorded $94,000 and $103,000, respectively, in interest income representing this decrease in impairment. For the six months ended June 30, 2015 and 2014, the Company recorded $287,000 and $235,000, respectively, to interest income representing the reduction in impairment.
TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at June 30, 2015, the Company had $9.4 million of foreclosed residential real estate properties included within OREO.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2015 and 2014, respectively, which represent TDRs:

Three months ended June 30, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	169	1	169	—	—	1	169	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	5	1,148	5	1,148	2	372	—	—	—	—
Total loans	6	$1,317	6	$1,317	2	$372	1	$169	—	$—

Three months ended June 30, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	1	790	1	790	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	1	181	—	—	1	181	—	—	—	—
Mixed use and other	4	1,049	1	233	4	1,049	—	—	—	—
Residential real estate and other	1	220	1	220	—	—	1	220	—	—
Total loans	7	$2,240	3	$1,243	5	$1,230	1	$220	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended June 30, 2015, six loans totaling $1.3 million were determined to be TDRs, compared to seven loans totaling $2.2 million in the same period of 2014. Of these loans extended at below market terms, the weighted average extension had a term of approximately 29 months during the three months ended June 30, 2015 compared to 16 months for the same period of 2014. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 408 basis points and 137 basis points during the three months ending June 30, 2015 and 2014, respectively. Interest-only payment terms were approximately 29 months during the three months ending June 30, 2015 compared to approximately six months during the three months ending June 30, 2014. Additionally, no principal balances were forgiven in the second quarter of 2015 or 2014.

Six months ended June 30, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	169	1	169	—	—	1	169	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	8	1,442	8	1,442	4	452	1	50	—	—
Total loans	9	$1,611	9	$1,611	4	$452	2	$219	—	$—

Six months ended June 30, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	1	$88	—	$—	1	$88	—	$—
Commercial real estate
Office	1	790	1	790	—	—	—	—	—	—
Industrial	1	1,078	1	1,078	—	—	1	1,078	—	—
Retail	1	202	1	202	—	—	—	—	—	—
Multi-family	1	181	—	—	1	181	—	—	—	—
Mixed use and other	7	4,926	3	2,837	7	4,926	1	1,273	—	—
Residential real estate and other	1	220	1	220	—	—	1	220	—	—
Total loans	13	$7,485	8	$5,215	8	$5,107	4	$2,659	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the six months ended June 30, 2015, nine loans totaling $1.6 million were determined to be TDRs, compared to 13 loans totaling $7.5 million in the same period of 2014. Of these loans extended at below market terms, the weighted average extension had a term of approximately 27 months during the six months ended June 30, 2015 compared to 14 months for the same period of 2014. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 367 basis points and 167 basis points during the six months ending June 30, 2015 and 2014, respectively. Interest-only payment terms were approximately 28 months and nine months during the six months ending June 30, 2015 and 2014, respectively. Additionally, no balances were forgiven in the first six months of 2015 or 2014.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2015 and 2014, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2015		Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$1,461	—	$—	—	$—
Commercial real estate
Land	—	—	—	—	—	—
Office	1	720	—	—	—	—
Industrial	2	854	—	—	—	—
Retail	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—
Residential real estate and other	13	3,058	4	833	4	833
Total loans	17	$6,093	4	$833	4	$833

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(Dollars in thousands)	As of June 30, 2014		Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	—	$—	—	$—
Commercial real estate
Land	1	2,352	1	2,352	1	2,352
Office	2	1,345	—	—	—	—
Industrial	1	1,078	1	1,078	1	1,078
Retail	1	202	—	—	—	—
Multi-family	1	181	—	—	—	—
Mixed use and other	11	6,436	3	577	3	577
Residential real estate and other	4	1,738	1	169	1	169
Total loans	22	$13,420	6	$4,176	6	$4,176

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2015	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2015
Community banking	$331,752	$17,383	$—	$—	$349,135
Specialty finance	41,768	—	—	(1,371)	40,397
Wealth management	32,114	—	—	—	32,114
Total	$405,634	$17,383	$—	$(1,371)	$421,646
The community banking segment's goodwill increased $17.4 million in the first six months of 2015 as a result of the acquisition of Delavan. The specialty finance segment's goodwill decreased $1.4 million in the first six months of 2015 as a result of foreign currency translation adjustments related to the Canadian acquisitions.
At June 30, 2015, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. The annual goodwill impairment tests of the specialty finance and wealth management segments will be conducted at December 31, 2015.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of June 30, 2015 is as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$25,881	$29,379	$40,770
Accumulated amortization	(14,983)	(17,879)	(31,223)
Net carrying amount	$10,898	$11,500	$9,547
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(1,001)	(941)	(878)
Net carrying amount	$799	$859	$922
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940	$7,690
Accumulated amortization	(1,713)	(1,488)	(1,265)
Net carrying amount	$6,227	$6,452	$6,425
Total other intangible assets, net	$17,924	$18,811	$16,894

Estimated amortization
Actual in six months ended June 30, 2015	$1,947
Estimated remaining in 2015	1,766
Estimated—2016	3,007
Estimated—2017	2,499
Estimated—2018	2,186
Estimated—2019	1,837
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
Total amortization expense associated with finite-lived intangibles totaled approximately $1.9 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

(9) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Balance:
Non-interest bearing	$3,910,310	$3,518,685	$3,072,430
NOW and interest bearing demand deposits	2,240,832	2,236,089	2,002,868
Wealth management deposits	1,591,251	1,226,916	1,220,102
Money market	3,898,495	3,651,467	3,591,540
Savings	1,504,654	1,508,877	1,427,222
Time certificates of deposit	3,936,876	4,139,810	4,242,214
Total deposits	$17,082,418	$16,281,844	$15,556,376
Mix:
Non-interest bearing	23%	22%	20%
NOW and interest bearing demand deposits	13	14	13
Wealth management deposits	9	8	8
Money market	23	22	23
Savings	9	9	9
Time certificates of deposit	23	25	27
Total deposits	100%	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.
(10) Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Federal Home Loan Bank advances	$444,017	$733,050	$580,582
Other borrowings:
Notes payable	75,000	—	—
Securities sold under repurchase agreements	48,295	48,566	24,633
Other	18,556	18,822	19,083
Secured borrowings	120,057	129,077	—
Total other borrowings	261,908	196,465	43,716
Subordinated notes	140,000	140,000	140,000
Total Federal Home Loan Bank advances, other borrowings and subordinated notes	$845,925	$1,069,515	$764,298
Federal Home Loan Bank Advances
Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
Notes Payable
At June 30, 2015, notes payable represented a $75.0 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014. The agreement consists of the Term Facility and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At June 30, 2015, the Company had an outstanding balance of $75.0 million compared to no outstanding balance at December 31, 2014 under the Term Facility. The Company was required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company will be required to make straight-line quarterly amortizing payments on the Term Facility. At June 30, 2015 and December 31, 2014, the Company had no outstanding balance under the Revolving Credit Facility. All borrowings under the Revolving Credit Facility must be repaid by December 14, 2015. Borrowings under the agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 50 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the federal funds rate plus 50 basis points, (b) the lender's prime rate, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points. Borrowings under the agreement that are considered “Eurodollar Rate Loans” bear interest at a rate equal to the sum of (1) 150 basis points (in the case of a borrowing under the Revolving Credit Facility) or 175 basis points (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.20% of the actual daily amount by which the lenders' commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

In prior periods, the Company has had a $101.0 million loan agreement with unaffiliated banks dated as of October 30, 2009, which had been amended at least annually between 2009 and 2014. The agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. In 2013, the Company repaid and terminated the $1.0 million term loan, and amended the agreement, effectively extending the maturity date on the revolving credit facility from October 25, 2013 to November 6, 2014. The agreement was also amended in 2014 effectively extending the term to December 15, 2014 at which time the agreement matured. At June 30, 2014, no amount was outstanding on the $100.0 million revolving credit facility.

Borrowings under the agreements are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2015, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Securities Sold Under Repurchase Agreements
At June 30, 2015, December 31, 2014 and June 30, 2014, securities sold under repurchase agreements represent $48.3 million, $48.6 million and $24.6 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of June 30, 2015, the Company had pledged securities related to its customer balances in sweep accounts of $76.6 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition. The following is a summary of these securities pledged disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

As of June 30, 2015
(Dollars in thousands)	Overnight Sweep Collateral
U.S. Treasury	$12,625
U.S. Government agencies	23,084
Municipal	7,518
Corporate notes:
Financial issuers	17,932
Mortgage-backed: (1)
Mortgage-backed securities	15,487
Equity securities	—
Total collateral pledged	$76,646
Excess collateral	28,351
Repurchase Agreements	$48,295

Other Borrowings
Other borrowings at June 30, 2015 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-Rate Promissory Note") related to and secured by an office building owned by the Company. At June 30, 2015, the Fixed-Rate Promissory Note had an outstanding balance of $18.6 million compared to an outstanding balance of $18.8 million and $19.1 million at December 31, 2014 and June 30, 2014, respectively. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.

Secured Borrowings

In December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The proceeds received from the transaction are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. At June 30, 2015 the translated balance of the secured borrowing under the Receivable Purchase Agreement totaled $120.1 million compared to $129.1 million at December 31, 2014. Additionally, the interest rate under the Receivables Purchase Agreement at June 30, 2015 was 1.4928%.
Subordinated Notes
At June 30, 2015, December 31, 2014 and June 30, 2014, the Company had outstanding subordinated notes totaling $140.0 million. In the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024.
(11) Junior Subordinated Debentures
As of June 30, 2015, the Company owned 100% of the common securities of nine trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, and First Northwest Capital Trust I (the “Trusts”) set up to provide long-term financing. The Northview, Town and First Northwest capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., and First Northwest Bancorp, Inc., respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2015. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 6/30/2015	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.53%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.08%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.88%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.24%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.73%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	1.92%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.28%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.28%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.28%	05/2004	05/2034	05/2009
Total			$249,493		2.47%

The junior subordinated debentures totaled $249.5 million at June 30, 2015, December 31, 2014 and June 30, 2014.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2015, the weighted average contractual interest rate on the junior subordinated debentures was 2.47%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of June 30, 2015, was 3.28%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. At December 31, 2014 and June 30, 2014, all of the junior subordinated debentures, net of the common securities, were included in the Company's Tier 1 regulatory capital. Starting in 2015, a portion of these junior subordinated debentures still qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At June 30, 2015, $60.5 million and $181.5 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2015	June 30, 2014
Net interest income:
Community Banking	$126,964	$121,228	$5,736	5%
Specialty Finance	21,338	19,792	1,546	8
Wealth Management	4,280	4,006	274	7
Total Operating Segments	152,582	145,026	7,556	5
Intersegment Eliminations	4,310	4,154	156	4
Consolidated net interest income	$156,892	$149,180	$7,712	5%
Non-interest income:
Community Banking	$56,253	$33,337	$22,916	69%
Specialty Finance	9,135	8,455	680	8
Wealth Management	19,013	19,235	(222)	(1)
Total Operating Segments	84,401	61,027	23,374	38
Intersegment Eliminations	(7,388)	(6,925)	(463)	(7)
Consolidated non-interest income	$77,013	$54,102	$22,911	42%
Net revenue:
Community Banking	$183,217	$154,565	$28,652	19%
Specialty Finance	30,473	28,247	2,226	8
Wealth Management	23,293	23,241	52	—
Total Operating Segments	236,983	206,053	30,930	15
Intersegment Eliminations	(3,078)	(2,771)	(307)	(11)
Consolidated net revenue	$233,905	$203,282	$30,623	15%
Segment profit:
Community Banking	$29,133	$24,628	$4,505	18%
Specialty Finance	11,378	10,302	1,076	10
Wealth Management	3,320	3,611	(291)	(8)
Consolidated net income	$43,831	$38,541	$5,290	14%
Segment assets:
Community Banking	$17,321,956	$15,669,443	$1,652,513	11%
Specialty Finance	2,931,975	2,703,761	228,214	8
Wealth Management	545,993	522,477	23,516	5
Consolidated total assets	$20,799,924	$18,895,681	$1,904,243	10%

	Six months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2015	June 30, 2014
Net interest income:
Community Banking	$249,645	$237,983	$11,662	5%
Specialty Finance	42,384	39,004	3,380	9
Wealth Management	8,469	8,105	364	4
Total Operating Segments	300,498	285,092	15,406	5
Intersegment Eliminations	8,285	8,094	191	2
Consolidated net interest income	$308,783	$293,186	$15,597	5%
Non-interest income:
Community Banking	$101,165	$60,656	$40,509	67%
Specialty Finance	17,006	16,336	670	4
Wealth Management	37,741	36,176	1,565	4
Total Operating Segments	155,912	113,168	42,744	38
Intersegment Eliminations	(14,358)	(13,537)	(821)	(6)
Consolidated non-interest income	$141,554	$99,631	$41,923	42%
Net revenue:
Community Banking	$350,810	$298,639	$52,171	17%
Specialty Finance	59,390	55,340	4,050	7
Wealth Management	46,210	44,281	1,929	4
Total Operating Segments	456,410	398,260	58,150	15
Intersegment Eliminations	(6,073)	(5,443)	(630)	(12)
Consolidated net revenue	$450,337	$392,817	$57,520	15%
Segment profit:
Community Banking	$54,098	$47,209	$6,889	15%
Specialty Finance	22,330	19,284	3,046	16
Wealth Management	6,455	6,548	(93)	(1)
Consolidated net income	$82,883	$73,041	$9,842	13%

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
Below is a summary of the interest rate cap derivatives held by the Company as of June 30, 2015:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	June 30, 2015
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	2
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	34
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	11
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	14
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	199
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	53
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	253
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	216
		$796,500		$782
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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2015, December 31, 2014 and June 30, 2014:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014	June 30, 2015	December 31, 2014	June 30, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$514	$1,390	$1,663	$1,573	$1,994	$2,727
Interest rate derivatives designated as Fair Value Hedges	39	52	65	—	—	3
Total derivatives designated as hedging instruments under ASC 815	$553	$1,442	$1,728	$1,573	$1,994	$2,730
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$36,194	$36,399	$35,733	$35,032	$34,927	$34,003
Interest rate lock commitments	11,990	10,028	13,479	—	20	9
Forward commitments to sell mortgage loans	—	23	27	3,805	4,239	6,901
Foreign exchange contracts	181	72	—	89	—	7
Total derivatives not designated as hedging instruments under ASC 815	$48,365	$46,522	$49,239	$38,926	$39,186	$40,920
Total Derivatives	$48,918	$47,964	$50,967	$40,499	$41,180	$43,650
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
During the first quarter of 2014, the Company designated two existing interest rate cap derivatives as cash flow hedges of variable rate deposits. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of June 30, 2015, the Company had two interest rate swaps and two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the six months ended June 30, 2015 or June 30, 2014. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of June 30, 2015:

	June 30, 2015
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2016	50,000	(1,027)
October 2016	25,000	(546)
Total Interest Rate Swaps	75,000	(1,573)
Interest Rate Caps:
August 2016	43,500	11
August 2016	216,500	34
September 2017	50,000	253
September 2017	40,000	216
Total Interest Rate Caps	350,000	514
Total Cash Flow Hedges	$425,000	$(1,059)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Unrealized loss at beginning of period	$(4,623)	$(4,069)	$(4,062)	$(3,971)
Amount reclassified from accumulated other comprehensive loss to interest expense on junior subordinated debentures	475	521	889	1,014
Amount of loss recognized in other comprehensive income	(260)	(1,147)	(1,235)	(1,738)
Unrealized loss at end of period	$(4,408)	$(4,695)	$(4,408)	$(4,695)
As of June 30, 2015, the Company estimates that during the next twelve months, $2.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2015, the Company has three interest rate swaps with an aggregate notional amount of $4.5 million that were designated as fair value hedges associated with fixed rate commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net gain of $2,000 and a net loss of $1,000 in other income related to hedge ineffectiveness for the three months ended June 30, 2015 and 2014, respectively and a net loss of $2,000 and $3,000 for the respective year-to-date periods.
On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, the Company has recorded amortization of the basis in the previously hedged item as a reduction to interest income of $43,000 and $86,000 in the three month and six month periods ended June 30, 2015 and 2014, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of June 30, 2015 and 2014:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Three Months Ended		Amount of (Loss)/Gain Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended
		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swaps	Trading gains (losses), net	$17	$(26)	$(15)	$25	$2	$(1)

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Losses Recognized in Income on Derivative Six Months Ended		Amount of Gains Recognized in Income on Hedged Item Six Months Ended		Income Statement Losses due to Hedge Ineffectiveness Six Months Ended
		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swaps	Trading (losses) gains, net	$(15)	$(43)	$13	$40	$(2)	$(3)
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At June 30, 2015, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $3.2 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from July 2015 to February 2045.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2015, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $902.9 million and interest rate lock commitments with an aggregate notional amount of approximately $531.5 million. Additionally, the Company’s total mortgage loans held-for-sale at June 30, 2015 was $497.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of June 30, 2015 the Company held foreign currency derivatives with an aggregate notional amount of approximately $14.0 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized in non-interest income. There were no covered call options outstanding as of June 30, 2015, December 31, 2014 or June 30, 2014.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. As of June 30, 2015, the Company held four interest rate cap derivative contracts, which are not designated in hedge relationships, with an aggregate notional value of $446.5 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swaps and caps	Trading gains (losses), net	$133	$(737)	$(317)	$(1,414)
Mortgage banking derivatives	Mortgage banking revenue	299	(4,885)	2,393	(1,208)
Covered call options	Fees from covered call options	4,565	1,244	8,925	2,786
Foreign exchange contracts	Trading gains (losses), net	71	(10)	20	(11)
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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2015 the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $35.4 million. If the Company had breached any of these provisions at June 30, 2015 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014	June 30, 2015	December 31, 2014	June 30, 2014
Gross Amounts Recognized	$36,747	$37,841	$37,461	$36,605	$36,921	$36,733
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$36,747	$37,841	$37,461	$36,605	$36,921	$36,733
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(1,896)	(2,771)	(3,738)	(1,896)	(2,771)	(3,738)
Collateral Posted (1)	—	—	—	(34,709)	(34,150)	(26,354)
Net Credit Exposure	$34,851	$35,070	$33,723	$—	$—	$6,641

(1)
As of June 30, 2015 and December 31, 2014, the Company posted collateral of $36.0 million and $43.8 million, respectively, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At June 30, 2015, the Company classified $58.6 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the second quarter of 2015, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2015 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At June 30, 2015, the Company held $25.0 million of equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At June 30, 2015, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.77%-2.02% with an average of 1.86% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At June 30, 2015, the Company classified $8.0 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at June 30, 2015 was 9.15% with discount rates applied ranging from 9%-13%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 10%-25% or a weighted average prepayment speed of 11.83% used as an input to value the pool of mortgage servicing rights at June 30, 2015. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$281,161	$—	$281,161	$—
U.S. Government agencies	628,660	—	628,660	—
Municipal	269,790	—	211,218	58,572
Corporate notes	128,141	—	128,141	—
Mortgage-backed	800,101	—	800,101	—
Equity securities	54,208	—	29,212	24,996
Trading account securities	1,597	—	1,597	—
Mortgage loans held-for-sale	497,283	—	497,283	—
Mortgage servicing rights	8,034	—	—	8,034
Nonqualified deferred compensation assets	8,778	—	8,778	—
Derivative assets	48,918	—	48,918	—
Total	$2,726,671	$—	$2,635,069	$91,602
Derivative liabilities	$40,500	$—	$40,500	$—

	December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$381,805	$—	$381,805	$—
U.S. Government agencies	668,316	—	668,316	—
Municipal	238,529	—	179,576	58,953
Corporate notes	133,579	—	133,579	—
Mortgage-backed	318,710	—	318,710	—
Equity securities	51,139	—	27,428	23,711
Trading account securities	1,206	—	1,206	—
Mortgage loans held-for-sale	351,290	—	351,290	—
Mortgage servicing rights	8,435	—	—	8,435
Nonqualified deferred compensation assets	7,951	—	7,951	—
Derivative assets	47,964	—	47,964	—
Total	$2,208,924	$—	$2,117,825	$91,099
Derivative liabilities	$41,180	$—	$41,180	$—

	June 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$388,415	$—	$388,415	$—
U.S. Government agencies	766,000	—	766,000	—
Municipal	176,107	—	138,054	38,053
Corporate notes	135,303	—	135,303	—
Mortgage-backed	303,563	—	303,563	—
Equity securities	54,852	—	30,700	24,152
Trading account securities	2,234	—	2,234	—
Mortgage loans held-for-sale	363,627	—	363,627	—
Mortgage servicing rights	8,227	—	—	8,227
Nonqualified deferred compensation assets	7,850	—	7,850	—
Derivative assets	50,967	—	50,967	—
Total	$2,257,145	$—	$2,186,713	$70,432
Derivative liabilities	$43,650	$—	$43,650	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2015, December 31, 2014 and June 30, 2014 for mortgage loans held-for-sale measured at fair value under ASC 825 was $475.9 million, $327.1 million and $340.5 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $497.3 million, $351.3 million and $363.6 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of June 30, 2015, December 31, 2014 and June 30, 2014.
The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2015 and 2014 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at March 31, 2015	$56,049	$24,656	$7,852
Total net gains (losses) included in:
Net income (1)	—	—	182
Other comprehensive income	(713)	340	—
Purchases	4,175	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(939)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2015	$58,572	$24,996	$8,034

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2015	$58,953	$23,711	$8,435
Total net gains (losses) included in:
Net income (1)	—	—	(401)
Other comprehensive income	(510)	1,285	—
Purchases	10,849	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(10,720)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2015	$58,572	$24,996	$8,034

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at March 31, 2014	$39,772	$23,438	$8,719
Total net gains (losses) included in:
Net income (1)	—	—	(492)
Other comprehensive income	73	714	—
Purchases	1,606	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(3,398)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2014	$38,053	$24,152	$8,227

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2014	$36,386	$22,163	$8,946
Total net gains (losses) included in:
Net income (1)	—	—	(719)
Other comprehensive income	220	1,989	—
Purchases	4,966	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(3,519)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2014	$38,053	$24,152	$8,227

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2015.

	June 30, 2015				Three Months Ended June 30, 2015 Fair Value Losses Recognized, net	Six Months Ended June 30, 2014 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$61,713	$—	$—	$61,713	$3,524	$6,255
Other real estate owned, including covered other real estate owned (1)	77,499	—	—	77,499	1,483	3,845
Total	$139,212	$—	$—	$139,212	$5,007	$10,100

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At June 30, 2015, the Company had $103.4 million of impaired loans classified as Level 3. Of the $103.4 million of impaired loans, $61.7 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $41.7 million were valued based on discounted cash flows in accordance with ASC 310.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 measurements for non-covered other real estate owned and covered other real estate owned. At June 30, 2015, the Company had $77.5 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the valuation adjustment determined by the Company’s appraisals. The valuation adjustments applied to other real estate owned range from an 87% write-up to a 85% write-down of the carrying value at June 30, 2015, with a weighted average write-down adjustment of 3.58%. A higher appraisal valuation results in an increased carrying value.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2015 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$58,572	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Equity Securities	24,996	Discounted cash flows	Discount rate	1.77%-2.02%	1.86%	Decrease
Mortgage Servicing Rights	8,034	Discounted cash flows	Discount rate	9%-13%	9.15%	Decrease
			Constant prepayment rate (CPR)	10%-25%	11.83%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$61,713	Appraisal value	N/A	N/A	N/A	N/A
Other real estate owned, including covered other real estate owned	77,499	Appraisal value	Property specific valuation adjustment	(85)%-87%	(3.58)%	Increase

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2015		At December 31, 2014		At June 30, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$252,209	$252,209	$230,707	$230,707	$356,978	$356,978
Interest bearing deposits with banks	591,721	591,721	998,437	998,437	506,871	506,871
Available-for-sale securities	2,162,061	2,162,061	1,792,078	1,792,078	1,824,240	1,824,240
Trading account securities	1,597	1,597	1,206	1,206	2,234	2,234
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	89,818	89,818	91,582	91,582	84,531	84,531
Brokerage customer receivables	29,753	29,753	24,221	24,221	28,199	28,199
Mortgage loans held-for-sale, at fair value	497,283	497,283	351,290	351,290	363,627	363,627
Total loans	15,707,060	16,469,518	14,636,107	15,346,266	14,025,150	14,741,579
Mortgage servicing rights	8,034	8,034	8,435	8,435	8,227	8,227
Nonqualified deferred compensation assets	8,778	8,778	7,951	7,951	7,850	7,850
Derivative assets	48,918	48,918	47,964	47,964	50,967	50,967
FDIC indemnification asset	3,429	3,429	11,846	11,846	46,115	46,115
Accrued interest receivable and other	178,349	178,349	169,156	169,156	165,511	165,511
Total financial assets	$19,579,010	$20,341,468	$18,370,980	$19,081,139	$17,470,500	$18,186,929
Financial Liabilities
Non-maturity deposits	$13,145,542	$13,145,542	$12,142,034	$12,142,034	$11,314,162	$11,314,162
Deposits with stated maturities	3,936,876	3,937,146	4,139,810	4,143,161	4,242,214	4,255,896
Federal Home Loan Bank advances	444,017	448,870	733,050	738,113	580,582	585,792
Other borrowings	261,908	261,908	196,465	197,883	43,716	43,716
Subordinated notes	140,000	142,810	140,000	143,639	140,000	144,899
Junior subordinated debentures	249,493	250,265	249,493	250,305	249,493	250,492
Derivative liabilities	40,500	40,500	41,180	41,180	43,650	43,650
Accrued interest payable	6,827	6,827	8,001	8,001	8,399	8,399
Total financial liabilities	$18,225,163	$18,233,868	$17,650,033	$17,664,316	$16,622,216	$16,647,006

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
(15) Stock-Based Compensation Plans

In January 2007, the Company's shareholders approved the 2007 Stock Incentive Plan (“the 2007 Plan”) which initially provided for the issuance of up to 500,000 shares of common stock. In May 2009 and May 2011, the Company's shareholders approved an additional 325,000 shares and 2,860,000 shares, respectively, of common stock that may be offered under the 2007 Plan. The 2007 Plan replaced the Wintrust Financial Corporation 1997 Stock Incentive Plan (“the 1997 Plan”) which had substantially similar terms. In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”), which replaced the 2007 Plan. The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” Under the 2015 Plan 5,485,000 shares of common stock are available for awards. Outstanding awards under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan will be made pursuant to the 2015 Plan. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

The Plans permit the grant of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, restricted share or unit awards, performance awards settled in shares of common stock and other incentive awards based in whole or in part by reference to the Company’s common stock. The Company historically awarded stock-based compensation in the form of time-vested nonqualified stock options and time-vested restricted share unit awards (“restricted shares”). The grants of options provide for the purchase shares of Wintrust's common stock at the fair market value of the stock on the date the options are granted. Stock options under the 2015 Plan and the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of 10 years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested nonqualified stock options and performance-based stock and cash awards. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% (for 2015 awards) or 200% (for prior awards) of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors.

Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life of options granted since the inception of the LTIP awards has been based on the safe harbor rule of the SEC Staff Accounting

Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
The following table presents the weighted average assumptions used to determine the fair value of options granted in the six month periods ending June 30, 2015 and 2014.

	Six Months Ended
	June 30,	June 30,
	2015	2014
Expected dividend yield	0.9%	0.4%
Expected volatility	26.5%	30.8%
Risk-free rate	1.3%	0.7%
Expected option life (in years)	4.5	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of projected performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $3.0 million in the second quarter of 2015 and $2.1 million in the second quarter of 2014, and $5.3 million and $5.9 million for the year-to-date periods, respectively. The first quarter of 2014 includes a $2.1 million charge for a modification to the performance measurement criteria related to the 2011 LTIP performance-based stock grants that were vested and paid out in the first quarter of 2014. The cost of the modification was determined based on the stock price on the date of re-measurement and paid to the holders of the performance-based stock awards in cash.
A summary of the Company's stock option activity for the six months ended June 30, 2015 and June 30, 2014 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2015	1,618,426	$43.00
Conversion of options of acquired company	16,364	21.18
Granted	493,690	44.17
Exercised	(108,042)	33.70
Forfeited or canceled	(219,356)	53.47
Outstanding at June 30, 2015	1,801,082	$42.40	4.4	$20,012
Exercisable at June 30, 2015	916,168	$40.62	2.9	$11,928

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2014	1,524,672	$42.00
Granted	364,767	46.85
Exercised	(88,141)	34.66
Forfeited or canceled	(43,617)	45.56
Outstanding at June 30, 2014	1,757,681	$43.29	3.5	$9,833
Exercisable at June 30, 2014	1,143,629	$43.98	2.2	$7,066

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2015 and June 30, 2014 was $9.69 and $11.96, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2015 and 2014, was $1.6 million and $1.0 million, respectively.

A summary of the Plans' restricted share activity for the six months ended June 30, 2015 and June 30, 2014 is presented below:

	Six months ended June 30, 2015		Six months ended June 30, 2014
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	146,112	$47.45	181,522	$43.39
Granted	14,907	45.35	11,430	46.10
Vested and issued	(14,015)	38.78	(32,328)	34.57
Forfeited	—	—	(5,387)	36.89
Outstanding at June 30	147,004	$48.07	155,237	$45.65
Vested, but not issuable at June 30	85,000	$51.88	85,000	$51.88

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2015 and June 30, 2014 is presented below:

	Six months ended June 30, 2015		Six months ended June 30, 2014
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	295,679	$38.18	307,512	$34.01
Granted	104,191	44.17	93,123	46.85
Vested and issued	(78,590)	31.10	(15,944)	33.28
Forfeited	(33,522)	32.62	(87,046)	33.64
Outstanding at June 30	287,758	$42.93	297,645	$38.18

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

(16) Shareholders’ Equity and Earnings Per Share

Series D Preferred Stock

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating non-cumulative perpetual preferred stock, Series D, liquidation preference $25 per share (the “Series D Preferred Stock”) for $125.0 million in an equity offering. If declared, dividends on the Series D Preferred Stock are payable quarterly in arrears at a fixed rate of 6.50% per annum from the original issuance date to, but excluding, July 15, 2025, and from (and including) that date at a floating rate equal to three-month LIBOR plus a spread of 4.06% per annum.

Series C Preferred Stock

In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In the first six months of 2015, pursuant to such terms, 155 shares of the Series C Preferred Stock were converted at the option of the respective holders into 3,767 shares of the Company's common stock. In 2014, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82, subject to customary anti-dilution adjustments, and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first six months of 2015, certain holders of the interest in the warrant exercised 380,349 warrant shares at the exercise price, which resulted in 203,887 shares of common stock issued. At June 30, 2015, all remaining holders of the interest in the warrant are able to exercise 557,068 warrant shares.

Other

In January 2015, the Company issued 422,121 shares of its common stock in the acquisition of Delavan.

At the January 2015 Board of Directors meeting, a quarterly cash dividend of $0.11 per share ($0.44 on an annualized basis) was declared. It was paid on February 19, 2015 to shareholders of record as of February 5, 2015. At the April 2015 Board of Directors meeting, a quarterly cash dividend of $0.11 per share ($0.44 on an annualized basis) was declared. It was paid on May 21, 2015 to shareholders of record as of May 7, 2015.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at April 1, 2015	$6,094	$(2,858)	$(34,327)	$(31,091)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(32,441)	(147)	1,516	(31,072)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	14	278	—	292
Net other comprehensive (loss) income during the period, net of tax	$(32,427)	$131	$1,516	$(30,780)
Balance at June 30, 2015	$(26,333)	$(2,727)	$(32,811)	$(61,871)

Balance at January 1, 2015	$(9,533)	$(2,517)	$(25,282)	$(37,332)
Other comprehensive loss during the period, net of tax, before reclassifications	(16,496)	(740)	(7,529)	(24,765)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(304)	530	—	226
Net other comprehensive loss during the period, net of tax	$(16,800)	$(210)	$(7,529)	$(24,539)
Balance at June 30, 2015	$(26,333)	$(2,727)	$(32,811)	$(61,871)

Balance at April 1, 2014	$(39,923)	$(2,521)	$(14,309)	$(56,753)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	15,717	(691)	6,707	21,733
Amount reclassified from accumulated other comprehensive income (loss), net of tax	203	314	—	517
Net other comprehensive income (loss) during the period, net of tax	$15,920	$(377)	$6,707	$22,250
Balance at June 30, 2014	$(24,003)	$(2,898)	$(7,602)	$(34,503)

Balance at January 1, 2014	$(53,665)	$(2,462)	$(6,909)	$(63,036)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	29,439	(1,047)	(693)	27,699
Amount reclassified from accumulated other comprehensive income (loss), net of tax	223	611	—	834
Net other comprehensive income (loss) during the period, net of tax	$29,662	$(436)	$(693)	$28,533
Balance at June 30, 2014	$(24,003)	$(2,898)	$(7,602)	$(34,503)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2015	2014	2015	2014
Accumulated unrealized losses on securities
(Losses) gains included in net income	$(24)	$(336)	$500	$(369)	(Losses) gains on available-for-sale securities, net
	(24)	(336)	500	(369)	Income before taxes
Tax effect	$10	$133	$(196)	$146	Income tax expense
Net of tax	$(14)	$(203)	$304	$(223)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on junior subordinated debentures	$457	$521	$871	$1,014	Interest on junior subordinated debentures
	(457)	(521)	(871)	(1,014)	Income before taxes
Tax effect	$179	$207	$341	$403	Income tax expense
Net of tax	$(278)	$(314)	$(530)	$(611)	Net income
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(In thousands, except per share data)		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2015
Net income		$43,831	$38,541	$82,883	$73,041
Less: Preferred stock dividends and discount accretion		1,580	1,581	3,161	3,162
Net income applicable to common shares—Basic	(A)	42,251	36,960	79,722	69,879
Add: Dividends on convertible preferred stock, if dilutive		1,580	1,581	3,161	3,162
Net income applicable to common shares—Diluted	(B)	43,831	38,541	82,883	73,041
Weighted average common shares outstanding	(C)	47,567	46,520	47,404	46,358
Effect of dilutive potential common shares
Common stock equivalents		1,085	1,327	1,149	1,381
Convertible preferred stock, if dilutive		3,071	3,075	3,071	3,075
Total dilutive potential common shares		4,156	4,402	4,220	4,456
Weighted average common shares and effect of dilutive potential common shares	(D)	51,723	50,922	51,624	50,814
Net income per common share:
Basic	(A/C)	$0.89	$0.79	$1.68	$1.51
Diluted	(B/D)	$0.85	$0.76	$1.61	$1.44
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

(17) Subsequent Events

On July 24, 2015, the Company acquired Community Financial Shares, Inc. ("CFIS"). CFIS was the parent company of Community Bank - Wheaton/Glen Ellyn ("CBWGE"), which had four banking locations in Wheaton and Glen Ellyn, Illinois. CBWGE was merged into the Company's wholly-owned subsidiary Wheaton Bank. Prior to purchase accounting adjustments, the Company acquired approximately $327 million of assets, including approximately $177 million of loans, assumed approximately $301 million of deposits and assumed approximately $4 million of junior subordinated debentures.

On July 17, 2015, the Company acquired Suburban Illinois Bancorp, Inc. ("Suburban"). Suburban was the parent company of Suburban Bank & Trust Company ("SBT"), which had ten banking locations in Chicago and its suburbs. SBT was merged into the Company's wholly-owned subsidiary Hinsdale Bank. Prior to purchase accounting adjustments, the Company acquired approximately $480 million of assets, including approximately $284 million of loans, assumed approximately $417 million of deposits and assumed approximately $15 million of junior subordinated debentures.

On July 1, 2015, the Company, through its wholly-owned subsidiary Wintrust Bank, acquired North Bank, headquartered in downtown Chicago, Illinois. Through this transaction, prior to purchase accounting adjustments, Wintrust Bank acquired two banking locations and approximately $112 million of assets, including approximately $55 million of loans, and assumed approximately $100 million of deposits.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 2015 compared with December 31, 2014 and June 30, 2014, and the results of operations for the three and six month periods ended June 30, 2015 and 2014, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2014 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Second Quarter Highlights

The Company recorded net income of $43.8 million for the second quarter of 2015 compared to $38.5 million in the second quarter of 2014. The results for the second quarter of 2015 demonstrate continued operating strengths including strong loan growth, increased mortgage banking revenue due to higher origination volumes from activity during the traditional spring purchase market, and improved credit quality metrics. Additionally, in the second quarter of 2015, the Company issued $125 million of non-cumulative perpetual preferred stock.

The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $13.7 billion at June 30, 2014 and $14.4 billion at December 31, 2014 to $15.5 billion at June 30, 2015. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative, growth in the commercial real estate and life insurance premium finance receivables portfolios and acquisitions during the period. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the second quarter of 2015, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources including the issuance of Series D preferred stock in the second quarter of 2015. At June 30, 2015, the Company had approximately $843.9 million in overnight liquid funds and interest-bearing deposits with banks.

The Company recorded net interest income of $156.9 million in the second quarter of 2015 compared to $149.2 million in the second quarter of 2014. The higher level of net interest income recorded in the second quarter of 2015 compared to the second quarter of 2014 resulted primarily from a $1.9 billion increase in the balance of average loans, excluding covered loans. The increase in average loans, excluding covered loans, was partially offset by a 22 basis point decline in the yield on earnings assets and a $889.7 million increase in interest bearing liabilities resulting from an increase in interest bearing deposits, the issuance of subordinated notes at the end of the second quarter of 2014 and the completion of the Canadian secured borrowing transaction at the end of the fourth quarter of 2014.

Non-interest income totaled $77.0 million in the second quarter of 2015 an increase of $22.9 million, or 42%, compared to the second quarter of 2014. The increase in the second quarter of 2015 compared to the second quarter of 2014 was primarily attributable to an increase in mortgage banking revenues, fees from covered call options and the recognition of a $1.5 million BOLI death benefit. Mortgage banking revenue increased $12.2 million when compared to the second quarter of 2014. The increase in mortgage banking revenue in the current quarter as compared to the second quarter of 2014 resulted primarily from a favorable mortgage banking environment in the current quarter. Mortgage loans originated or purchased to be sold to the secondary market were $1.2 billion in the second quarter of 2015 compared to $840.9 million in the second quarter of 2014 (see “-Non-Interest Income” for further detail).

Non-interest expense totaled $154.3 million in the second quarter of 2015, increasing $20.7 million, or 15%, compared to the second quarter of 2014. The increase compared to the second quarter of 2014 was primarily attributable to higher salary and employee benefit costs, increased occupancy, data processing and professional fees, and higher marketing expenses, partially offset by a decrease in OREO expenses (see “-Non-Interest Expense” for further detail).

The Current Economic Environment

The economic environment in the second quarter of 2015 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

Net Interest Income

The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing deposits. These deposits as a percentage of total deposits were 23% as of June 30, 2015 as compared to 20% as of June 30, 2014. In the current quarter, the Company's net interest margin declined to 3.41% as compared to 3.62% in the second quarter of 2014 primarily as a result of a reduction in loan yields, run-off of the covered loan portfolio and the completion of the Canadian secured borrowing transaction at the end of the fourth quarter of 2014. However, as a result of the growth in earnings assets and improvement in funding mix, the Company increased net interest income by $7.7 million in the second quarter of 2015 compared to the second quarter of 2014.

The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In the second quarter of 2015, the Company recognized $4.6 million in fees on covered call options.

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

Non-Interest Income

In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of June 30, 2015, the Company held four interest rate cap derivatives with a total notional value of $446.5 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In the second quarter of 2015, the Company recognized $153,000 in trading losses related to the mark to market of these interest rate caps. For more information, see Note 13 "Derivatives" of the Financial Statements presented under Item 1 of this report.

The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $36.0 million in the second quarter of 2015 and $23.8 million in the second quarter of 2014, representing 15% of total net revenue for the second quarter of 2015 and 12% for the second quarter of 2014. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. In the second quarter of 2015, approximately 62% of originations were mortgages associated with new home purchases while 38% of originations were related to refinancing of mortgages. Assuming the housing market continues to improve and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.

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

Credit Quality

The Company’s credit quality metrics remained relatively stable in the second quarter of 2015 compared to the quarter-ended December 31, 2014 and showed improvement compared to the quarter ended June 30, 2014. The Company continues to address non-performing assets and remains disciplined in its approach to growth without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.

In particular:

•
The Company’s provision for credit losses, excluding covered loans, in the second quarter of 2015 totaled $9.7 million, an increase of $2.9 million when compared to the second quarter of 2014. Net charge-offs decreased to $3.9 million in the second quarter of 2015 (which included a $968,000 net recovery related to commercial real estate loans) compared to $6.6 million for the same period in 2014 (of which $2.0 million related to commercial real estate loans).

•
The Company’s allowance for loan losses, excluding covered loans, totaled $100.2 million at June 30, 2015, reflecting an increase of $8.0 million, or 9%, when compared to the same period in 2014 and an increase of $8.5 million, or 19% annualized, when compared to December 31, 2014. At June 30, 2015, approximately $42.2 million, or 42%, of the allowance for loan losses, excluding covered loans, was associated with commercial real estate loans and another $32.9 million, or 33%, was associated with commercial loans.

•
The Company has significant exposure to commercial real estate. At June 30, 2015, $4.9 billion, or 31%, of our loan portfolio, excluding covered loans, was commercial real estate, with approximately 92% located in our market area. As of June 30, 2015, the commercial real estate loan portfolio, excluding PCI loans, was comprised of $395.0 million related to land, residential and commercial construction, $754.8 million related to office buildings, $750.0 million related to retail, $627.4 million related to industrial use, $668.4 million related to multi-family and $1.6 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of changes in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of June 30, 2015, the Company had approximately $23.9 million of non-performing commercial real estate loans representing approximately 0.5% of the total commercial real estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $76.6 million (of which $23.9 million, or 31%, was related to commercial real estate) at June 30, 2015, a decrease of approximately $2.1 million compared to December 31, 2014 and a decrease of $12.1 million compared to June 30, 2014. Non-performing loans decreased compared to the prior year quarter due to the continued reduction in existing non-performing loans through the efforts of our credit workout teams.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased to $42.1 million during the second quarter of 2015, compared to $45.6 million at December 31, 2014 and $59.6 million at June 30, 2014. The $42.1 million of other real estate owned as of June 30, 2015 was comprised of $3.0 million of residential real estate development property, $32.6 million of commercial real estate property and $6.4 million of residential real estate property.

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

In addition, during the second quarter of 2015, the Company restructured $1.3 million of certain loans in TDRs, by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At June 30, 2015, approximately $62.8 million in loans had terms modified in TDRs, with $52.2 million of these TDRs in accruing status (see “-Loan Portfolio and Asset Quality” for further detail).

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $4.0 million at June 30, 2015 compared to $3.1 million at December 31, 2014 and $2.9 million at June 30, 2014. For more information regarding requests for indemnification on loans sold, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Strategy” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Trends in Our Three Operating Segments During the Second Quarter

Community Banking

Net interest income. Net interest income for the community banking segment totaled $127.0 million for the second quarter of 2015. Net interest income has increased steadily in recent quarters primarily due to growth in earning assets. The earning asset growth has occurred as a result of the Company's commercial banking initiative as well as franchise expansion through acquisitions.

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

Specialty Finance

Financing of Commercial Insurance Premiums. First Insurance Funding Corporation ("FIFC") and First Insurance Funding of Canada, Inc. ("FIFC Canada") originated approximately $1.5 billion of commercial insurance premium finance loans in the second quarter of 2015, relatively unchanged as compared to $1.4 billion in the first quarter of 2015 and the second quarter of 2014.

Financing of Life Insurance Premiums. FIFC originated approximately $221.7 million in life insurance premium finance loans in the second quarter of 2015 compared to $167.6 million in the first quarter of 2015, and $162.0 million in the second quarter of 2014. The increase in originations in the current quarter is primarily a result of increased demand for financed life insurance.

For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Wealth Management Activities

The wealth management segment recorded stable revenue in the second quarter of 2015 as compared to the first quarter of 2015 and the second quarter of 2014. The wealth management segment expanded slightly in the current quarter as wealth management revenue increased by 2% and 1% in the second quarter of 2015 as compared to the first quarter of 2015 and second quarter of 2014, respectively. The increase in revenue in 2015 is mostly attributable to continued growth in assets under management due to new customers, as well as market appreciation.

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

Acquisitions Completed Subsequent to June 30, 2015

On July 24, 2015, the Company acquired Community Financial Shares, Inc. ("CFIS"). CFIS was the parent company of Community Bank - Wheaton/Glen Ellyn ("CBWGE"), which had four banking locations in Wheaton and Glen Ellyn, Illinois. CBWGE was merged into the Company's wholly-owned subsidiary Wheaton Bank. Prior to purchase accounting adjustments, the Company acquired approximately $327 million of assets, including approximately $177 million of loans, assumed approximately $301 million of deposits and assumed approximately $4 million of junior subordinated debentures.

On July 17, 2015, the Company acquired Suburban Illinois Bancorp, Inc. ("Suburban"). Suburban was the parent company of Suburban Bank & Trust Company ("SBT"), which had ten banking locations in Chicago and its suburbs. SBT was merged into the Company's wholly-owned subsidiary Hinsdale Bank. Prior to purchase accounting adjustments, the Company acquired approximately $480 million of assets, including approximately $284 million of loans, assumed approximately $417 million of deposits and approximately $15 million of junior subordinated debentures.

On July 1, 2015, the Company, through its wholly-owned subsidiary Wintrust Bank, acquired North Bank, with two banking locations and headquartered in downtown Chicago, Illinois. Through this transaction, prior to purchase accounting adjustments, Wintrust Bank acquired approximately $112 million of assets, including approximately $55 million of loans, and approximately $100 million of deposits.

Other Completed Transactions

Preferred Stock Issuance

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating non-cumulative perpetual preferred stock, Series D, liquidation preference $25 per share (the “Series D Preferred Stock”) for $125.0 million in an equity offering. If declared, dividends on the Series D Preferred Stock are payable quarterly in arrears at a fixed rate of 6.50% per annum from the original issuance date to, but excluding, July 15, 2025, and from (and including) that date at a floating rate equal to three-month LIBOR plus a spread of 4.06% per annum. The Company received proceeds, after deducting underwriting discounts and commissions and prior to expenses, of approximately $121.2 million from the issuance, which are intended to be used for general corporate purposes.

Subordinated Notes Issuance

On June 13, 2014, the Company announced the closing of its public offering of $140.0 million aggregate principal amount of its 5.00% Subordinated Notes due 2024. The Company received proceeds prior to expenses of approximately $139.1 million from the offering, after deducting underwriting discounts and commissions, which are intended to be used for general corporate purposes.

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three and six months ended June 30, 2015, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2015	June 30, 2014	Percentage (%) or Basis Point (bp) Change
Net income	$43,831	$38,541	14%
Net income per common share—Diluted	0.85	0.76	12
Net revenue (1)	233,905	203,282	15
Net interest income	156,892	149,180	5
Net interest margin (2)	3.41%	3.62%	(21) bp
Net overhead ratio (2) (3)	1.53	1.74	(21)
Efficiency ratio (2) (4)	65.64	65.36	28
Return on average assets	0.87	0.84	3
Return on average common equity	8.38	8.03	35
Return on average tangible common equity	10.86	10.43	43

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2015	June 30, 2014	Percentage (%) or Basis Point (bp) Change
Net income	$82,883	$73,041	13%
Net income per common share—Diluted	1.61	1.44	12
Net revenue (1)	450,337	392,817	15
Net interest income	308,783	293,186	5
Net interest margin (2)	3.42%	3.61%	(19) bp
Net overhead ratio (2) (3)	1.61	1.84	(23)
Efficiency ratio (2) (4)	66.72	67.12	(40)
Return on average assets	0.83	0.81	2
Return on average common equity	8.02	7.74	28
Return on average tangible common equity	10.42	10.08	34
At end of period
Total assets	$20,799,924	$18,895,681	10%
Total loans, excluding loans held-for-sale, excluding covered loans	15,513,650	13,749,996	13
Total loans, including loans held-for-sale, excluding covered loans	16,010,933	14,113,623	13
Total deposits	17,082,418	15,556,376	10
Total shareholders’ equity	2,264,982	1,998,235	13
Tangible common equity ratio (TCE) (2)	7.7%	8.0%	(30) bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.4%	8.7%	(30)
Book value per common share (2)	$42.24	$40.21	5%
Tangible common book value per share (2)	33.02	31.64	4
Market price per common share	53.38	46.00	16
Excluding covered loans:
Allowance for credit losses to total loans (5)	0.65%	0.68%	(3) bp
Non-performing loans to total loans	0.49%	0.64%	(15) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three months ended		Six months ended
(Dollars and shares in thousands)	June 30, 2015	June 30 2014	June 30, 2015	June 30, 2014
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$175,241	$166,550	$345,598	$327,876
Taxable-equivalent adjustment:
—Loans	328	281	655	511
—Liquidity management assets	787	489	1,514	944
—Other earning assets	27	2	34	6
Interest Income—FTE	$176,383	$167,322	$347,801	$329,337
(B) Interest Expense (GAAP)	18,349	17,370	36,815	34,690
Net interest income—FTE	158,034	149,952	310,986	294,647
(C) Net Interest Income (GAAP) (A minus B)	$156,892	$149,180	$308,783	$293,186
(D) Net interest margin (GAAP)	3.39%	3.60%	3.39%	3.59%
Net interest margin—FTE	3.41%	3.62%	3.42%	3.61%
(E) Efficiency ratio (GAAP)	65.96%	65.61%	67.05%	67.37%
Efficiency ratio—FTE	65.64%	65.36%	66.72%	67.12%
(F) Net Overhead ratio (GAAP)	1.53%	1.74%	1.61%	1.84%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,264,982	$1,998,235
(G) Less: Convertible preferred stock	(126,312)	(126,467)
Less: Non-convertible preferred stock	(125,000)	—
Less: Intangible assets	(439,570)	(398,615)
(H) Total tangible common shareholders’ equity	$1,574,100	$1,473,153
Total assets	$20,799,924	$18,895,681
Less: Intangible assets	(439,570)	(398,615)
(I) Total tangible assets	$20,360,354	$18,497,066
Tangible common equity ratio (H/I)	7.7%	8.0%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	8.4%	8.7%
Calculation of book value per share
Total shareholders’ equity	$2,264,982	$1,998,235
Less: Preferred stock	(251,312)	(126,467)
(J) Total common equity	$2,013,670	$1,871,768
(K) Actual common shares outstanding	47,677	46,553
Book value per share (J/K)	$42.24	$40.21
Tangible common book value per share (H/K)	$33.02	$31.64
Calculation of return on average common equity
(L) Net income applicable to common shares	$42,251	$36,960	$79,722	$69,879
Add: After-tax intangible asset amortization	597	708	1,212	1,418
(M) Tangible net income applicable to common shares	42,848	37,668	80,934	71,297
Total average shareholders' equity	2,156,128	1,971,656	2,135,357	1,947,785
Less: Average preferred stock	(134,586)	(126,473)	(130,538)	(126,475)
(N) Total average common shareholders' equity	2,021,542	1,845,183	2,004,819	1,821,310
Less: Average intangible assets	(439,455)	(396,425)	(437,964)	(394,574)
(O) Total average tangible common shareholders’ equity	1,582,087	1,448,758	1,566,855	1,426,736
Return on average common equity, annualized (L/N)	8.38%	8.03%	8.02%	7.74%
Return on average tangible common equity, annualized (M/O)	10.86%	10.43%	10.42%	10.08%

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
Net Income
Net income for the quarter ended June 30, 2015 totaled $43.8 million, an increase of $5.3 million, or 14%, compared to the second quarter of 2014. On a per share basis, net income for the second quarter of 2015 totaled $0.85 per diluted common share compared to $0.76 in the second quarter of 2014.
The most significant factors impacting net income for the second quarter of 2015 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets, higher mortgage banking revenue due to a favorable mortgage banking environment, higher fees from covered call options and the recognition of a $1.5 million BOLI death benefit. These improvements were partially offset by an increase in salary and employee benefit expense from increased salaries caused by the addition of employees from various acquisitions and higher staffing levels as the Company grows and an increase in commissions and incentive compensation attributable to higher expenses on variable pay based arrangements as well as increased advertising and marketing expenses for community-related advertisements and sponsorships. The return on average common equity for the second quarter of 2015 was 8.38%, compared to 8.03% for the prior year second quarter.

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

Quarter Ended June 30, 2015 compared to the Quarters Ended March 31, 2015 and June 30, 2014
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2015 as compared to the first quarter of 2015 (sequential quarters) and second quarter of 2014 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	March 31, 2015	June 30, 2014
Liquidity management assets(1)(2)(7)	$2,709,176	$2,868,906	$2,607,980	$15,949	$16,214	$14,850	2.36%	2.29%	2.28%
Other earning assets(2)(3)(7)	32,115	27,717	27,463	283	201	207	3.54	2.94	3.02
Loans, net of unearned income(2)(4)(7)	15,632,875	15,031,917	13,710,535	156,970	151,316	145,169	4.03	4.08	4.25
Covered loans	202,663	214,211	292,553	3,181	3,687	7,096	6.30	6.98	9.73
Total earning assets(7)	$18,576,829	$18,142,751	$16,638,531	$176,383	$171,418	$167,322	3.81%	3.83%	4.03%
Allowance for loan and covered loan losses	(101,211)	(96,918)	(98,255)
Cash and due from banks	236,242	249,687	232,716
Other assets	1,545,136	1,530,720	1,529,950
Total assets	$20,256,996	$19,826,240	$18,302,942

Interest-bearing deposits	$13,115,453	$12,863,507	$12,284,444	$11,996	$11,814	$11,759	0.37%	0.37%	0.38%
Federal Home Loan Bank advances	347,656	357,532	446,778	1,812	2,156	2,705	2.09	2.45	2.43
Other borrowings	193,660	194,994	148,135	787	788	510	1.63	1.64	1.38
Subordinated notes	140,000	140,000	27,692	1,777	1,775	354	5.07	5.07	5.06
Junior subordinated notes	249,493	249,493	249,493	1,977	1,933	2,042	3.13	3.10	3.24
Total interest-bearing liabilities	$14,046,262	$13,805,526	$13,156,542	$18,349	$18,466	$17,370	0.52%	0.54%	0.53%
Non-interest bearing deposits	3,725,728	3,584,452	2,880,501
Other liabilities	328,878	321,906	294,243
Equity	2,156,128	2,114,356	1,971,656
Total liabilities and shareholders’ equity	$20,256,996	$19,826,240	$18,302,942
Interest rate spread(5)(7)							3.29%	3.29%	3.50%
Net free funds/contribution(6)	$4,530,567	$4,337,225	$3,481,989				0.12%	0.13%	0.12%
Net interest income/ margin(7)				$158,034	$152,952	$149,952	3.41%	3.42%	3.62%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014 were $1.1 million, $1.1 million and $772,000, respectively.

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

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The following table presents a summary of the Company's net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 :

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Liquidity management assets(1)(2)(7)	$2,788,600	$2,627,243	$32,163	$29,383	2.33%	2.26%
Other earning assets(2)(3)(7)	29,928	28,190	484	429	3.26	3.07
Loans, net of unearned income(2)(4)(7)	15,334,056	13,495,523	308,285	285,489	4.05	4.27
Covered loans	208,405	309,127	6,869	14,036	6.65	9.16
Total earning assets(7)	$18,360,989	$16,460,083	$347,801	$329,337	3.82%	4.03%
Allowance for loan and covered loan losses	(99,077)	(104,247)
Cash and due from banks	242,927	228,046
Other assets	1,537,969	1,558,950
Total assets	$20,042,808	$18,142,832

Interest-bearing deposits	$12,990,176	$12,203,266	$23,810	$23,682	0.37%	0.39%
Federal Home Loan Bank advances	352,566	418,036	3,968	5,348	2.27	2.58
Other borrowings	194,324	196,274	1,575	1,260	1.63	1.29
Subordinated notes	140,000	13,923	3,552	354	5.07	5.06
Junior subordinated notes	249,493	249,493	3,910	4,046	3.12	3.23
Total interest-bearing liabilities	$13,926,559	$13,080,992	$36,815	$34,690	0.53%	0.53%
Non-interest bearing deposits	3,655,480	2,804,111
Other liabilities	325,412	309,944
Equity	2,135,357	1,947,785
Total liabilities and shareholders’ equity	$20,042,808	$18,142,832
Interest rate spread(5)(7)					3.29%	3.50%
Net free funds/contribution(6)	$4,434,430	$3,379,091			0.13%	0.11%
Net interest income/ margin(7)			$310,986	$294,647	3.42%	3.61%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2015 and June 30, 2014 were $2.2 million and $1.5 million, respectively.

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

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended June 30, 2015 to March 31, 2015 and June 30, 2014, and the six month periods ended June 30, 2015 and June 30, 2014. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2015 Compared to First Quarter of 2015	Second Quarter of 2015 Compared to Second Quarter of 2014	First Six Months of 2015 Compared to First Six Months of 2014
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$152,952	$149,952	$294,647
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	4,861	17,381	33,672
Change due to interest rate fluctuations (rate)	(1,459)	(9,299)	(17,333)
Change due to number of days in each period	1,680	—	—
Tax-equivalent net interest income for the period ended June 30, 2015	$158,034	$158,034	$310,986

Non-interest Income
For the second quarter of 2015, non-interest income totaled $77.0 million, an increase of $22.9 million, or 42%, compared to the second quarter of 2014. On a year-to-date basis, non-interest income for the first six months of 2015 totaled $141.6 million and increased $41.9 million compared to the same period in 2014. The increases in both periods are mostly due to increases in mortgage banking revenue, fees from covered call options, and the recognition of a $1.5 million BOLI death benefit.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$	%
(Dollars in thousands)	June 30, 2015	June 30, 2014	Change	Change
Brokerage	$6,750	$8,270	$(1,520)	(18)%
Trust and asset management	11,726	9,952	1,774	18
Total wealth management	18,476	18,222	254	1
Mortgage banking	36,007	23,804	12,203	51
Service charges on deposit accounts	6,474	5,688	786	14
Losses on available-for-sale securities, net	(24)	(336)	312	(93)
Fees from covered call options	4,565	1,244	3,321	NM
Trading gains (losses), net	160	(743)	903	NM
Other:
Interest rate swap fees	2,347	1,192	1,155	97
BOLI	2,180	675	1,505	NM
Administrative services	1,053	938	115	12
Miscellaneous	5,775	3,418	2,357	69
Total Other	11,355	6,223	5,132	82
Total Non-Interest Income	$77,013	$54,102	$22,911	42%

	Six months ended		$	%
(Dollars in thousands)	June 30, 2015	June 30, 2014	Change	Change
Brokerage	$13,602	$15,361	$(1,759)	(11)%
Trust and asset management	22,974	19,674	3,300	17
Total wealth management	36,576	35,035	1,541	4
Mortgage banking	63,807	40,232	23,575	59
Service charges on deposit accounts	12,771	11,034	1,737	16
Gains (losses) on available-for-sale securities, net	500	(369)	869	NM
Fees from covered call options	8,925	2,786	6,139	NM
Trading losses, net	(317)	(1,395)	1,078	(77)
Other:
Interest rate swap fees	4,538	2,143	2,395	NM
BOLI	2,946	1,387	1,559	NM
Administrative services	2,079	1,796	283	16
Miscellaneous	9,729	6,982	2,747	39
Total Other	19,292	12,308	6,984	57
Total Non-Interest Income	$141,554	$99,631	$41,923	42%

NM - Not Meaningful
The significant changes in non-interest income for the three and six month periods ended June 30, 2015 compared to the three and six month periods ended June 30, 2014 are discussed below.

Wealth management revenue totaled $18.5 million in the second quarter of 2015 compared to $18.2 million in the second quarter of 2014, an increase of 1%. On a year-to-date basis, wealth management revenues totaled $36.6 million for the first six months of 2015, compared to $35.0 million for the first six months of 2014. The increase in the current year period is primarily attributable to growth in assets under management from new customers and market appreciation. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended June 30, 2015, mortgage banking revenue totaled $36.0 million, an increase of $12.2 million, or 51% when compared to the second quarter of 2014. For the six months ended June 30, 2015, mortgage banking revenue totaled $63.8 million compared to $40.2 million for the six months ended June 30, 2014. The increase in mortgage banking revenue in the the three and six months ended June, 30 2015 as compared to the prior year periods resulted primarily from higher origination volumes as a result of a favorable mortgage banking environment in the current quarter. Mortgage loans originated and purchased to be sold to the secondary market were $1.2 billion in the second quarter of 2015 as compared to $840.9 million in the second quarter of 2014. On a year-to-date basis, mortgage loan originations were $2.1 billion for the six months ended June 30, 2015 compared to $1.4 billion for the same period of the prior year. Mortgage banking revenue is comprised of revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market, including gains or losses from the sale of mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company typically originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $4.0 million and $2.9 million at June 30, 2015 and 2014, respectively, and was included in other liabilities on the Consolidated Statements of Condition.

Management believes that the Company’s foreclosure process related to mortgage loans held-for-sale continues to be effective and operate in compliance with all applicable laws. Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan. All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Service charges on deposit accounts totaled $6.5 million in the second quarter of 2015, an increase of $786,000 compared to the quarter ended June 30, 2014. On a year-to-date basis, service charges on deposit accounts totaled $12.8 million for the six months ended June 30, 2015 as compared to $11.0 million for the same period of the prior year. The increase in current year periods is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative.

Fees from covered call option transactions totaled $4.6 million for the second quarter 2015, compared to $1.2 million for the second quarter of 2014. On a year-to-date basis, fees from covered call option transactions totaled $8.9 million for the six months ended June 30, 2015, compared to $2.8 million for the same period of the prior year. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk but do not qualify as hedges pursuant to accounting guidance. Fees from covered call options increased in the current quarter primarily as a result of selling call options against a larger value of underlying securities resulting in higher premiums received by the Company. There were no outstanding call option contracts at June 30, 2015 and June 30, 2014.

The Company recognized $160,000 of trading gains in the second quarter of 2015 compared to trading losses of $743,000 in the second quarter of 2014. On a year-to-date basis, the Company recognized $317,000 of trading losses for the six months ended June 30, 2015 compared to $1.4 million of trading losses for the six months ended June 30, 2014. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility for short-term interest rates.

Other non-interest income totaled $11.4 million in the second quarter of 2015 compared to $6.2 million in the second quarter of 2014. On a year-to-date basis, other non-interest income totaled $19.3 million for the first six months of 2015 as compared to $12.3 million in the same period of the prior year. The increases in current year periods are primarily due to an increase in swap fee revenues resulting from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties as well as the recognition of a $1.5 million BOLI death benefit.

Non-interest Expense
Non-interest expense for the second quarter of 2015 totaled $154.3 million and increased approximately $20.7 million, or 15%, compared to the second quarter of 2014. The increase compared to the second quarter of 2014 was primarily attributable to higher salary and employee benefit costs and increased equipment, occupancy, data processing, marketing and professional fees. On a year-to-date basis, non-interest expense for the first six months of 2015 totaled $301.6 million and increased $36.7 million, or 14%, compared to the same period in 2014. The increase compared to the first six months of 2014 was primarily attributable to higher salary and employee benefits and increased equipment, occupancy, data processing, marketing and professional fees.
The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2015	June 30, 2014
Salaries and employee benefits:
Salaries	$46,617	$43,349	$3,268	8%
Commissions and incentive compensation	33,387	25,398	7,989	31
Benefits	14,417	13,216	1,201	9
Total salaries and employee benefits	94,421	81,963	12,458	15
Equipment	7,914	7,223	691	10
Occupancy, net	11,401	9,850	1,551	16
Data processing	6,081	4,543	1,538	34
Advertising and marketing	6,406	3,558	2,848	80
Professional fees	5,074	4,046	1,028	25
Amortization of other intangible assets	934	1,156	(222)	(19)
FDIC insurance	3,047	3,196	(149)	(5)
OREO expense, net	841	2,490	(1,649)	(66)
Other:
Commissions—3rd party brokers	1,403	1,633	(230)	(14)
Postage	1,578	1,465	113	8
Miscellaneous	15,197	12,468	2,729	22
Total other	18,178	15,566	2,612	17
Total Non-Interest Expense	$154,297	$133,591	$20,706	15%

	Six months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2015	June 30, 2014
Salaries and employee benefits:
Salaries	$93,465	$87,085	$6,380	7%
Commissions and incentive compensation	58,881	46,931	11,950	25
Benefits	32,205	27,881	4,324	16
Total salaries and employee benefits	184,551	161,897	22,654	14
Equipment	15,750	14,626	1,124	8
Occupancy, net	23,752	20,843	2,909	14
Data processing	11,529	9,258	2,271	25
Advertising and marketing	10,313	6,374	3,939	62
Professional fees	9,738	7,500	2,238	30
Amortization of other intangible assets	1,947	2,319	(372)	(16)
FDIC insurance	6,034	6,147	(113)	(2)
OREO expense, net	2,252	6,466	(4,214)	(65)
Other:
Commissions—3rd party brokers	2,789	3,290	(501)	(15)
Postage	3,211	2,894	317	11
Miscellaneous	29,749	23,292	6,457	28
Total other	35,749	29,476	6,273	21
Total Non-Interest Expense	$301,615	$264,906	$36,709	14%
The significant changes in non-interest expense for the three and six months ended June 30, 2015 compared to the period ended June 30, 2014 are discussed below.

Salaries and employee benefits expense increased $12.5 million, or 15%, in the second quarter of 2015 compared to the second quarter of 2014 primarily as a result of a $8.0 million increase in commissions and incentive compensation primarily attributable to higher expenses on variable pay based arrangements, a $3.3 million increase in salaries as a result of various acquisitions and additional staffing as the Company grows and a $1.2 million increase in employee benefits from higher insurance costs. On a year-to-date basis, salaries and employee benefits expense increased $22.7 million, or 14%, in the first six months of 2015 compared to the first six months on 2014 primarily as a result of a $12.0 million increase in commissions and incentive compensation related to higher expenses on variable pay based arrangements, a $6.4 million increase in salaries as a result of various acquisitions and additional staffing as the Company grows and a $4.3 million increase in employee benefits resulting from higher insurance costs and adjustments to pension liabilties.

Equipment expense totaled $7.9 million for the second quarter of 2015, an increase of $691,000 compared to the second quarter of 2014. On a year-to-date basis, equipment expense totaled $15.8 million for the first six months of 2015 as compared to $14.6 million for the first six months of 2014. The increase in the current year periods is primarily related to increased software license fees and maintenance and repair expenses. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software fees.

Occupancy expense for the second quarter of 2015 was $11.4 million, an increase of $1.6 million, or 16%, compared to the same period in 2014. On a year-to-date basis, occupancy expense totaled $23.8 million for the first six months of 2015, as compared to $20.8 million for the first six months of 2014. The increase in the current year periods is primarily the result of increased rent expense on leased properties as well as increased depreciation and property taxes on owned locations including those obtained in the Company's recent acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Advertising and marketing expenses for the second quarter of 2015 were $6.4 million, as compared to $3.6 million for the second quarter of 2014. On a year-to-date basis, advertising and marketing expenses totaled $10.3 million for the first six months of 2015, as compared to $6.4 million for the first six months of 2014. The increase in the current year periods relates primarily to expenses for community-related advertisements and sponsorships. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities, the Company's various products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors.

Professional fees for the second quarter of 2015 were $5.1 million, as compared to $4.0 million for the second quarter of 2014. The increase in the second quarter of 2015 compared to the second quarter of 2014 is primarily the result of increased legal expense, including legal fees incurred in connection with recent acquisitions. On a year-to-date basis, professional fees for the first six months of 2015 were $9.7 million, as compared to $7.5 million for the first six months of 2014. The increase in current year period as compared to the same period in 2014 relates primarily to increased legal and consulting fees. Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments.

OREO expense totaled $841,000 in the second quarter of 2015 compared to $2.5 million recorded in the second quarter of 2014. The decrease in the first quarter of 2015 compared to the same period in 2014 is primarily due to fewer negative valuation adjustments of OREO properties as well as higher gains recorded on non-covered OREO sales in the current quarter. On a year-to-date basis, OREO expenses totaled $2.3 million for the first six months of 2015 as compared to $6.5 million for the same period in 2014. The decrease in the first six months of 2015 is primarily the result of fewer negative valuation adjustments of OREO properties. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.

Miscellaneous other expenses in the second quarter of 2015 increased $2.6 million or 17%, as compared to the quarter ended June 30, 2014. On a year-to-date basis, miscellaneous expense increased $6.3 million compared to the same period in 2014. The increase in the current year periods compared to the same periods in 2014 are due to increased travel and entertainment expenses and increased costs related to postage, insurance and operating losses. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes
The Company recorded income tax expense of $26.3 million for the three months ended June 30, 2015, compared to $24.5 million for same period of 2014. Income tax expense was $50.3 million and $46.3 million for the six months ended June 30, 2015 and 2014, respectively. The effective tax rates were 37.5% and 38.9% for the second quarters of 2015 and 2014, respectively, and 37.8% and 38.8% for the 2015 and 2014 year-to-date periods, respectively. The lower effective tax rates in the three months and six months ended June 30, 2015 as compared to the same periods of 2014 were a result of lower state income tax rates in Illinois in 2015 and an increase in tax-exempt BOLI income.
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
The community banking segment’s net interest income for the quarter ended June 30, 2015 totaled $127.0 million as compared to $121.2 million for the same period in 2014, an increase of $5.8 million, or 5%. On a year-to-date basis, net interest income for the segment increased by $11.7 million from $238.0 million for the first six months of 2014 to $249.6 million for the first six months of 2015. The increase in both the three and six month periods is primarily attributable to growth in earning assets including those acquired in bank acquisitions. The community banking segment’s non-interest income totaled $56.3 million in the second quarter of 2015, an increase of $22.9 million, or 69%, when compared to the second quarter of 2014 total of $33.3 million. On a year-to-date basis, non-interest income totaled $101.2 million for the first six months of 2015, an increase of $40.5 million, or 67%, compared to $60.7 million in the six months ended June 30, 2014. The increase in non-interest income in the quarter and year-to-date periods was primarily attributable to higher mortgage banking revenues from higher originations in 2015 as a result of the favorable mortgage environment. The community banking segment’s net income for the quarter ended June 30, 2015 totaled $29.1 million, an increase of $4.5 million as compared to net income in the second quarter of 2014 of $24.6 million. On a year-to-date basis, the community banking segment's net income was $54.1 million for the first six months of 2015 as compared to $47.2 million for the first six months of 2014.
The specialty finance segment's net interest income totaled $21.3 million for the quarter ended June 30, 2015, compared to $19.8 million for the same period in 2014, an increase of $1.5 million, or 8%. The specialty finance segment’s non-interest income totaled $9.1 million for the three month period ending June 30, 2015 compared to $8.5 million for the three month period ending June 30, 2014. On a year-to-date basis, net interest income and non-interest income increased by $3.4 million and $670,000, respectively, in the first six months of 2015 as compared to the first six months of 2014. The increases in both net interest income and non-interest income in the current year periods are primarily the result of increased loan balances since the prior year periods.

Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 57%, 35% and 8%, respectively, of the total revenues of our specialty finance business for the six month period ending June 30, 2015. The net income of the specialty finance segment for the quarter ended June 30, 2015 totaled $11.4 million as compared to $10.3 million for the quarter ended June 30, 2014. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2015 totaled $22.3 million as compared to $19.3 million for the six months ended June 30, 2014.

The wealth management segment reported net interest income of $4.3 million for the second quarter of 2015 compared to $4.0 million in the same quarter of 2014. On a year-to-date basis, net interest income totaled $8.5 million for the first six months of 2015 as compared to $8.1 million for the first six months of 2014. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $880.7 million and $838.1 million in the first six months of 2015 and 2014, respectively. This segment recorded non-interest income of $19.0 million for the second quarter of 2015, which was relatively flat compared to $19.2 million for the second quarter of 2014. On a year-to-date basis, the wealth management segment's non-interest income totaled $37.7 million during the first six months of 2015 as compared to $36.2 million in the first six months of 2014. The increase in non-interest income on a year-to-date basis is primarily attributable to growth in assets under management due to new customers as well as market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $3.3 million for the second quarter of 2015 compared to net income of $3.6 million for the second quarter of 2014. On a year-to-date basis, wealth management segment's net income totaled $6.5 million for the six month periods ending June 30, 2015 and 2014.

Financial Condition
Total assets were $20.8 billion at June 30, 2015, representing an increase of $1.9 billion, or 10%, when compared to June 30, 2014 and an increase of approximately $417.7 million, or 8% on an annualized basis, when compared to March 31, 2015. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $18.2 billion at June 30, 2015, $17.9 billion at March 31, 2015, and $16.6 billion at June 30, 2014. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2015		March 31, 2015		June 30, 2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$4,249,214	23%	$3,979,193	22%	$3,525,503	21%
Commercial real estate	4,756,767	26	4,625,033	26	4,315,297	26
Home equity	714,808	4	713,537	4	709,741	4
Residential real estate (1)	929,493	5	805,620	4	704,249	4
Premium finance receivables	4,839,482	26	4,727,623	26	4,285,940	26
Other loans	143,111	1	180,911	1	169,805	1
Total loans, net of unearned income excluding covered loans (2)	$15,632,875	85%	$15,031,917	83%	$13,710,535	82%
Covered loans	202,663	1	214,211	1	292,553	2
Total average loans (2)	$15,835,538	86%	$15,246,128	84%	$14,003,088	84%
Liquidity management assets (3)	$2,709,176	14%	$2,868,906	16%	2,607,980	16%
Other earning assets (4)	32,115	—	27,717	—	27,463	—
Total average earning assets	$18,576,829	100%	$18,142,751	100%	$16,638,531	100%
Total average assets	$20,256,996		$19,826,240		$18,302,942
Total average earning assets to total average assets		92%		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the second quarter of 2015 increased $1.9 billion, or 12%, to $18.6 billion, compared to the second quarter of 2014, and increased $434.1 million, or 10% on an annualized basis, compared to the first quarter of 2015. Average earning assets comprised 92% of average total assets at June 30, 2015 and March 31, 2015 and 91% at June 30, 2014.
Average total loans, net of unearned income, totaled $15.8 billion in the second quarter of 2015, increasing $1.8 billion, or 13%, from the second quarter of 2014 and $589.4 million, or 16% on an annualized basis, from the first quarter of 2015. Average commercial loans totaled $4.2 billion in the second quarter of 2015, and increased $723.7 million, or 21%, over the average balance in the same period of 2014, while average commercial real estate loans totaled $4.8 billion in the second quarter of 2015, increasing $441.5 million, or 10%, compared to the second quarter of 2014. Combined, these categories comprised 57% and 56% of the average loan portfolio in the second quarters of 2015 and 2014, respectively. Average balances increased compared to the quarter ended March 31, 2015, with average commercial loans increasing by $270.0 million, or 27% annualized, and average commercial real estate loans increasing by $131.7 million, or 11% annualized. The growth realized in these categories for the second quarter of 2015 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts and various bank acquisitions.
Home equity loans averaged $714.8 million in the second quarter of 2015, and increased $5.1 million, or 1%, when compared to the average balance in the same period of 2014 and increased $1.3 million, or 1% annualized, when compared to quarter ended March 31, 2015. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. Our home equity loan portfolio has performed well in light of the deterioration in the overall residential real estate market experienced from 2008 to 2012. The number of new home equity line of credit commitments originated by us has decreased due to the refinancing of these loans into long-term fixed-rate residential real estate loans and declines in housing valuations that have decreased the amount of equity against which homeowners may borrow.
Residential real estate loans averaged $929.5 million in the second quarter of 2015, and increased $225.2 million, or 32% from the average balance of $704.2 million in same period of 2014. Additionally, compared to the quarter ended March 31, 2015, the average balance increased $123.9 million, or 62% on an annualized basis. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Average mortgage loans held-for-sale increased when compared to the quarter ended June 30, 2015 and March 31, 2015 as result of higher origination volumes due to an improved mortgage banking environment.
Average premium finance receivables totaled $4.8 billion in the second quarter of 2015, and accounted for 31% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, each comprising approximately 50% of the average total balance of premium finance receivables for the second quarter of 2015, and 54% and 46%, respectively, for the second quarter of 2014. In the second quarter of 2015, average premium finance receivables increased $553.5 million, or 13%, from the average balance of $4.3 billion at the same period of 2014. Additionally, the average balance increased $111.9 million, or 9% on an annualized basis, from the average balance of $4.7 billion in the quarter ended March 31, 2015. The increase during 2015 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.7 billion of premium finance receivables were originated in the second quarter of 2015 compared to $1.6 billion during the same period of 2014.
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
Covered loans averaged $202.7 million in the second quarter of 2015, and decreased $89.9 million, or 31%, when compared to the average balance in the same period of 2014 and decreased $11.5 million, or 22% annualized, when compared to quarter ended March 31, 2015. Covered loans represent loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. The Company expects the covered loan portfolio to continue to decrease as these acquired loans are paid-off. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 14% of total average earning assets in the second quarter of 2015 compared to 16% in the second quarter of 2014 and first quarter of 2015. Average liquidity management assets increased $101.2 million in the second quarter of 2015 compared to the same period in 2014, and decreased $159.7 million compared to the first quarter of 2015. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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

	Average Balances for the Six Months Ended
	June 30, 2015		June 30, 2014
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$4,114,949	22%	$3,416,867	21%
Commercial real estate	4,691,264	26%	4,285,818	26%
Home equity	714,176	4%	711,165	4%
Residential real estate (1)	867,899	5%	682,870	4%
Premium finance receivables	4,783,862	26%	4,227,062	26%
Other loans	161,906	1%	171,741	1%
Total loans, net of unearned income excluding covered loans (2)	$15,334,056	84%	$13,495,523	82%
Covered loans	208,405	1%	309,127	2%
Total average loans (2)	$15,542,461	85%	$13,804,650	84%
Liquidity management assets (3)	$2,788,600	15%	$2,627,243	16%
Other earning assets (4)	29,928	—%	28,190	—%
Total average earning assets	$18,360,989	100%	$16,460,083	100%
Total average assets	$20,042,808		$18,142,832
Total average earning assets to total average assets		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements
(4) Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first six months of 2015 increased $1.7 billion or 13%, over the previous year period. Similar to the quarterly discussion above, approximately $698.1 million of this increase relates to the commercial portfolio, $556.8 million of this increase relates to the premium finance receivables portfolio and $405.4 million of this increase relates to the commercial real estate portfolio. The increase is partially offset by a decrease of $100.7 million in covered loans.
Deposits
Total deposits at June 30, 2015 were $17.1 billion, an increase of $1.5 billion, or 10%, compared to total deposits at June 30, 2014. See Note 9 to the Consolidated Financial Statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2015:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2015 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$36,934	$82,699	$155,178	$638,089	$912,900	0.60%
4-6 months	2,176	63,095	—	525,567	590,838	0.66%
7-9 months	—	25,024	—	508,782	533,806	0.76%
10-12 months	36,503	20,922	—	433,959	491,384	0.66%
13-18 months	165,613	23,708	—	559,339	748,660	0.94%
19-24 months	43,300	7,468	—	275,589	326,357	1.02%
24+ months	3,950	12,748	—	316,233	332,931	1.23%
Total	$288,476	$235,664	$155,178	$3,257,558	$3,936,876	0.79%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2015		March 31, 2015		June 30, 2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$3,725,728	21%	$3,584,452	21%	$2,880,501	20%
NOW and interest bearing demand deposits	2,275,633	14	2,220,911	14	1,989,919	13
Wealth management deposits	1,500,580	9	1,287,880	8	1,244,757	8
Money market	3,801,315	23	3,726,151	23	3,500,186	23
Savings	1,533,151	9	1,537,283	9	1,438,264	9
Time certificates of deposit	4,004,774	24	4,091,282	25	4,111,318	27
Total average deposits	$16,841,181	100%	$16,447,959	100%	$15,164,945	100%
Total average deposits for the second quarter of 2015 were $16.8 billion, an increase of $1.7 billion, or 11%, from the second quarter of 2014. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $845.2 million, or 29%, in the second quarter of 2015 compared to the second quarter of 2014.
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

	June 30,		December 31,
(Dollars in thousands)	2015	2014	2014	2013	2012
Total deposits	$17,082,418	$15,556,376	$16,281,844	$14,668,789	$14,428,544
Brokered deposits	879,673	876,201	718,986	476,139	787,812
Brokered deposits as a percentage of total deposits	5.1%	5.6%	4.4%	3.2%	5.5%
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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2015	2015	2014
Federal Home Loan Bank advances	$347,656	$357,532	$446,778
Other borrowings:
Notes payable	13,187	—	180
Federal funds purchased	873	1,639	2,795
Securities sold under repurchase agreements	39,950	52,281	125,995
Secured borrowings	121,018	122,299	—
Other	18,632	18,775	19,165
Total other borrowings	$193,660	$194,994	$148,135
Subordinated notes	140,000	140,000	27,692
Junior subordinated debentures	249,493	249,493	249,493
Total other funding sources	$930,809	$942,019	$872,098
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. These FHLB advances to the banks totaled $444.0 million at June 30, 2015, compared to $416.0 million at March 31, 2015 and $580.6 million at June 30, 2014.

Other borrowings include notes payables, federal funds purchased, securities sold under repurchase agreements, the Canadian secured borrowing transaction completed in December 2014 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $261.9 million, $187.0 million and $43.7 million at June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

Notes payable balances represent the balances on separate loan agreements with unaffiliated banks and an unsecured promissory note as a result of the Great Lakes Advisors acquisition. The separate loan agreements with unaffiliated banks included a $100.0 million revolving credit facility that was replaced in 2014 by a separate $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2015, the Company had an outstanding balance of $75.0 million compared to no outstanding balance at March 31, 2015 under the term facility. The Company was required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At June 30, 2015 and March 31, 2015, the Company had no outstanding balance on the $75.0 million revolving credit facility. The Company had no outstanding balance on the unsecured promissory note at June 30, 2015, March 31, 2015, and June 30, 2014 after the remaining balance was paid-off in the second quarter of 2014.

Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. These borrowings totaled $48.3 million, $50.1 million, and $24.6 million at June 30, 2015, March 31, 2015 and June 30, 2014, respectively. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings represents a third party Canadian transaction in 2014 ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The proceeds received from the transaction are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $120.1 million at June 30, 2015 compared to $118.2 million at March 31, 2015. At June 30, 2015, the interest rate of the Canadian Secured Borrowing was 1.4928%.

Other borrowings include a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. At June 30, 2015, the fixed-rate promissory note had an outstanding balance of $18.6 million compared to $18.7 million at March 31, 2015 and $19.1 million at June 30, 2014.
At June 30, 2015, March 31, 2015, and June 30, 2014, subordinated notes totaled $140.0 million. In the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024.
The Company had $249.5 million of junior subordinated debentures outstanding as of June 30, 2015, March 31, 2015 and June 30, 2014. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to nine trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At December 31, 2014, junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting on January 1, 2015, a portion of these junior subordinated debentures, subject to certain limitations, still qualify as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital, but the Company will remain well-capitalized. At June 30, 2015, $60.5 million and $181.5 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting on January 1, 2016, these junior subordinated debentures no longer qualify as Tier 1 regulatory capital of the Company, however, subject to other restrictions, could be included in Tier 2 capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.
Shareholders’ Equity
Total shareholders’ equity was $2.3 billion at June 30, 2015, reflecting an increase of $266.7 million since June 30, 2014 and $195.2 million since December 31, 2014. The increase from December 31, 2014 was the result of $121.2 million from the issuance of Series D preferred stock, net of costs, net income of $82.9 million, $19.2 million from the issuance of shares of the Company's common stock related to the acquisition of Delavan, $5.3 million credited to surplus for stock-based compensation costs and $4.8 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, net of treasury shares, partially offset by $16.8 million in net unrealized losses from available-for-sale securities, net of tax, common stock dividends of $10.4 million, $7.5 million of foreign currency translation adjustments, net of tax, preferred stock dividends of $3.2 million and $210,000 of net unrealized losses from cash flow hedges, net of tax.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	June 30, 2015	March 31, 2015	June 30, 2014
Leverage ratio	9.8%	9.2%	10.5%
Tier 1 capital to risk-weighted assets	10.7	10.1	11.7
Common equity Tier 1 capital to risk-weighted assets	9.0	9.1	N/A
Total capital to risk-weighted assets	13.1	12.5	13.2
Total average equity-to-total average assets(1)	10.6	10.7	10.8

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0
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
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company's fixed-to-floating rate non-cumulative perpetual preferred stock, Series D, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April and July of 2015, the Company declared a quarterly cash dividend of $0.11 per common share. In January, April, July and October of 2014, the Company declared a quarterly cash dividend of $0.10 per common share.
See Note 16 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D and Series C preferred stock in June 2015 and March 2012, respectively.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2015		December 31, 2014		June 30, 2014
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$4,330,344	27%	$3,924,394	26%	$3,640,430	26%
Commercial real estate	4,850,590	31	4,505,753	31	4,353,472	31
Home equity	712,350	5	716,293	5	713,642	5
Residential real estate	503,015	3	483,542	3	451,905	3
Premium finance receivables—commercial	2,460,408	16	2,350,833	16	2,378,529	17
Premium finance receivables—life insurance	2,537,475	16	2,277,571	16	2,051,645	15
Consumer and other	119,468	1	151,012	1	160,373	1
Total loans, net of unearned income, excluding covered loans	$15,513,650	99%	$14,409,398	98%	$13,749,996	98%
Covered loans	193,410	1	226,709	2	275,154	2
Total loans	$15,707,060	100%	$14,636,107	100%	$14,025,150	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of June 30, 2015 and 2014:

As of June 30, 2015		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$2,534,459	27.6%	$4,424	$—	$21,693
Franchise	228,599	2.5	905	—	1,852
Mortgage warehouse lines of credit	213,797	2.3	—	—	1,571
Community Advantage—homeowner associations	114,883	1.3	—	—	3
Aircraft	6,831	0.1	—	—	9
Asset-based lending	832,455	9.1	—	—	6,382
Tax exempt	199,185	2.2	—	—	1,186
Leases	187,630	2.0	65	—	166
Other	2,772	—	—	—	20
PCI - commercial loans (1)	9,733	0.1	—	474	18
Total commercial	$4,330,344	47.2%	$5,394	$474	$32,900
Commercial Real Estate:
Residential construction	$57,602	0.6%	$—	$—	$687
Commercial construction	249,543	2.7	19	—	2,656
Land	87,837	1.0	2,035	—	2,513
Office	754,817	8.2	6,360	701	7,133
Industrial	627,407	6.8	2,568	—	4,526
Retail	749,991	8.2	2,352	—	5,003
Multi-family	668,448	7.3	1,730	—	7,172
Mixed use and other	1,592,122	17.3	8,119	—	12,173
PCI - commercial real estate (1)	62,823	0.7	—	15,646	335
Total commercial real estate	$4,850,590	52.8%	$23,183	$16,347	$42,198
Total commercial and commercial real estate	$9,180,934	100.0%	$28,577	$16,821	$75,098

Commercial real estate—collateral location by state:
Illinois	$3,874,674	79.9%
Wisconsin	571,625	11.8
Total primary markets	$4,446,299	91.7%
Florida	58,820	1.2
Arizona	19,636	0.4
Indiana	88,575	1.8
Other (no individual state greater than 0.8%)	237,260	4.9
Total	$4,850,590	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of June 30, 2014		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$2,012,480	25.2%	$6,216	$—	$16,237
Franchise	223,456	2.8	—	—	1,888
Mortgage warehouse lines of credit	148,211	1.9	—	—	1,229
Community Advantage—homeowner associations	94,009	1.2	—	—	—
Aircraft	7,847	0.1	—	—	10
Asset-based lending	778,344	9.7	295	—	5,562
Tax exempt	208,913	2.6	—	—	1,017
Leases	144,435	1.8	—	—	6
Other	9,792	0.1	—	—	78
PCI - commercial loans (1)	12,943	0.2	—	1,452	11
Total commercial	$3,640,430	45.6%	$6,511	$1,452	$26,038
Commercial Real Estate:
Residential construction	$29,959	0.4%	$—	$—	$500
Commercial construction	155,059	1.9	839	—	2,184
Land	105,927	1.3	2,367	—	3,084
Office	667,917	8.4	10,950	—	7,442
Industrial	617,640	7.7	5,097	—	4,577
Retail	697,095	8.7	6,909	—	6,467
Multi-family	636,169	8.0	689	—	4,302
Mixed use and other	1,378,439	17.2	9,470	309	12,146
PCI - commercial real estate (1)	65,267	0.8	—	15,682	—
Total commercial real estate	$4,353,472	54.4%	$36,321	$15,991	$40,702
Total commercial and commercial real estate	$7,993,902	100.0%	$42,832	$17,443	$66,740

Commercial real estate—collateral location by state:
Illinois	$3,661,706	84.1%
Wisconsin	374,486	8.6
Total primary markets	$4,036,192	92.7%
Florida	64,473	1.5
Arizona	15,330	0.4
Indiana	93,708	2.2
Other (no individual state greater than 0.5%)	143,769	3.2
Total	$4,353,472	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $32.9 million as of June 30, 2015 compared to $26.0 million as of June 30, 2014.
Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 91.7% of our commercial real estate loan portfolio is located in this region. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage and reduce our total non-performing commercial real estate loans. As of June 30, 2015, our allowance for loan losses related to this portfolio is $42.2 million compared to $40.7 million as of June 30, 2014.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines increased to $213.8 million as of June 30, 2015 from $148.2 million as of June 30, 2014 as a result of a more favorable mortgage banking environment.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2015, our residential loan portfolio totaled $503.0 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of June 30, 2015, $16.6 million of our residential real estate mortgages, or 3.3% of our residential real estate loan portfolio, excluding PCI loans, were classified as nonaccrual, $3.6 million were 30 to 89 days past due (0.7%) and $480.4 million were current (96.0%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2015 and 2014 was $820.5 million and $926.7 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2015, approximately $7.4 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.5 billion in commercial insurance premium finance receivables during the second quarter of 2015 compared to $1.4 billion during the same quarter of the prior year. During the six months ended June 30, 2015 and 2014, FIFC and FIFC Canada originated approximately $2.9 billion and $2.8 billion, respectively, in commercial insurance premium finance receivables. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
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
Premium finance receivables—life insurance. FIFC originated approximately $221.7 million in life insurance premium finance receivables in the second quarter of 2015 as compared to $162.0 million of originations in the second quarter of 2014. For the six months ended June 30, 2015 and 2014, FIFC originated approximately $389.3 million and $275.6 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial loan portfolios at June 30, 2015 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2015	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$80,756	$483,461	$207,124	$771,341
Variable rate
With floor feature	661,242	4,986	—	666,228
Without floor feature	2,886,538	6,237	—	2,892,775
Total commercial	3,628,536	494,684	207,124	4,330,344
Commercial real estate
Fixed rate	$344,569	$1,467,391	$174,827	$1,986,787
Variable rate
With floor feature	297,154	8,227	—	305,381
Without floor feature	2,521,925	35,875	622	2,558,422
Total commercial real estate	3,163,648	1,511,493	175,449	4,850,590
Premium finance receivables, net of unearned income
Fixed rate	2,503,841	65,498	379	2,569,718
Variable rate
With floor feature	—	—	—	—
Without floor feature	2,428,165	—	—	2,428,165
Total premium finance receivables (1)	4,932,006	65,498	379	4,997,883

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

(Dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$474	$—
Commercial real estate	701	—	—	309
Home equity	—	—	—	—
Residential real estate	—	—	—	—
Premium finance receivables—commercial	9,053	8,062	7,665	10,275
Premium finance receivables—life insurance	351	—	—	649
Consumer and other	110	91	119	73
Total loans past due greater than 90 days and still accruing	10,215	8,153	8,258	11,306
Non-accrual loans (2):
Commercial	5,394	5,586	9,157	6,511
Commercial real estate	23,183	29,982	26,605	36,321
Home equity	5,695	7,665	6,174	5,804
Residential real estate	16,631	14,248	15,502	15,294
Premium finance receivables—commercial	15,156	15,902	12,705	12,298
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	280	236	277	1,116
Total non-accrual loans	66,339	73,619	70,420	77,344
Total non-performing loans:
Commercial	5,394	5,586	9,631	6,511
Commercial real estate	23,884	29,982	26,605	36,630
Home equity	5,695	7,665	6,174	5,804
Residential real estate	16,631	14,248	15,502	15,294
Premium finance receivables—commercial	24,209	23,964	20,370	22,573
Premium finance receivables—life insurance	351	—	—	649
Consumer and other	390	327	395	1,189
Total non-performing loans	$76,554	$81,772	$78,677	$88,650
Other real estate owned	33,044	33,131	36,419	51,673
Other real estate owned—from acquisitions	9,036	9,126	9,223	7,915
Other repossessed assets	231	259	303	311
Total non-performing assets	$118,865	$124,288	$124,622	$148,549
TDRs performing under the contractual terms of the loan agreement	52,174	54,687	69,697	72,199
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.12%	0.13%	0.25%	0.18%
Commercial real estate	0.49	0.64	0.59	0.84
Home equity	0.80	1.08	0.86	0.81
Residential real estate	3.31	2.87	3.21	3.38
Premium finance receivables—commercial	0.98	1.03	0.87	0.95
Premium finance receivables—life insurance	0.01	—	—	0.03
Consumer and other	0.33	0.25	0.26	0.74
Total non-performing loans	0.49%	0.55%	0.55%	0.64%
Total non-performing assets, as a percentage of total assets	0.57%	0.61%	0.62%	0.79%
Allowance for loan losses as a percentage of total non-performing loans	130.89%	115.50%	116.56%	104.06%
(1) As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.
(2) Non-accrual loans included TDRs totaling $10.6 million, $12.5 million, $12.6 million and $15.9 million as of June 30, 2015, March 31, 2015, December 31, 2014 and June 30, 2014, respectively.

Non-performing Commercial and Commercial Real Estate
Commercial non-performing loans totaled $5.4 million as of June 30, 2015 compared to $9.6 million as of December 31, 2014 and $6.5 million as of June 30, 2014. Commercial real estate non-performing loans totaled $23.9 million as of June 30, 2015 compared to $26.6 million as of December 31, 2014 and $36.6 million as of June 30, 2014.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
Non-performing home equity and residential real estate loans totaled $22.3 million as of June 30, 2015. The balance remained relatively unchanged compared to $21.7 million and $21.1 million at December 31, 2014 and June 30, 2014. The June 30, 2015 non-performing balance is comprised of $16.6 million of residential real estate (74 individual credits) and $5.7 million of home equity loans (35 individual credits). On average, this is approximately 7 non-performing residential real estate loans and home equity loans per chartered bank within the Company. The Company believes control and resolution of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that are expected upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of June 30, 2015 and 2014, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	June 30, 2015	June 30, 2014
Non-performing premium finance receivables—commercial	$24,209	$22,573
- as a percent of premium finance receivables—commercial outstanding	0.98%	0.95%
Net charge-offs of premium finance receivables—commercial	$1,068	$1,180
- annualized as a percent of average premium finance receivables—commercial	0.18%	0.20%
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

Loan Portfolio Aging
The following table shows, as of June 30, 2015, only 0.6% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 0.4% either one or two payments past due. In total, 99.0% of the Company’s total loan portfolio, excluding covered loans, as of June 30, 2015 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at June 30, 2015 and March 31, 2015:

		90+ days	60-89	30-59
As of June 30, 2015		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$4,424	$—	$1,846	$6,027	$2,522,162	$2,534,459
Franchise	905	—	113	396	227,185	228,599
Mortgage warehouse lines of credit	—	—	—	—	213,797	213,797
Community Advantage—homeowners association	—	—	—	—	114,883	114,883
Aircraft	—	—	—	—	6,831	6,831
Asset-based lending	—	—	1,767	7,423	823,265	832,455
Tax exempt	—	—	—	—	199,185	199,185
Leases	65	—	—	—	187,565	187,630
Other	—	—	—	—	2,772	2,772
PCI - commercial (1)	—	474	—	233	9,026	9,733
Total commercial	5,394	474	3,726	14,079	4,306,671	4,330,344
Commercial real estate
Residential construction	—	—	—	4	57,598	57,602
Commercial construction	19	—	—	—	249,524	249,543
Land	2,035	—	1,123	2,399	82,280	87,837
Office	6,360	701	163	2,601	744,992	754,817
Industrial	2,568	—	18	484	624,337	627,407
Retail	2,352	—	896	2,458	744,285	749,991
Multi-family	1,730	—	933	223	665,562	668,448
Mixed use and other	8,119	—	2,405	3,752	1,577,846	1,592,122
PCI - commercial real estate (1)	—	15,646	3,490	2,798	40,889	62,823
Total commercial real estate	23,183	16,347	9,028	14,719	4,787,313	4,850,590
Home equity	5,695	—	511	3,365	702,779	712,350
Residential real estate	16,631	—	2,410	1,205	480,427	500,673
PCI - residential real estate (1)	—	264	84	—	1,994	2,342
Premium finance receivables
Commercial insurance loans	15,156	9,053	5,048	11,071	2,420,080	2,460,408
Life insurance loans	—	351	—	6,823	2,145,981	2,153,155
PCI - life insurance loans (1)	—	—	—	—	384,320	384,320
Consumer and other	280	110	196	919	117,963	119,468
Total loans, net of unearned income, excluding covered loans	$66,339	$26,599	$21,003	$52,181	$15,347,528	$15,513,650
Covered loans	6,353	10,030	1,333	1,720	173,974	193,410
Total loans, net of unearned income	$72,692	$36,629	$22,336	$53,901	$15,521,502	$15,707,060

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of June 30, 2015	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.2%	—%	0.1%	0.2%	99.5%	100.0%
Franchise	0.4	—	—	0.2	99.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.2	0.9	98.9	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	4.9	—	2.4	92.7	100.0
Total commercial	0.1	—	0.1	0.3	99.5	100.0
Commercial real estate
Residential construction	—	—	—	—	100.0	100.0
Commercial construction	—	—	—	—	100.0	100.0
Land	2.3	—	1.3	2.7	93.7	100.0
Office	0.8	0.1	—	0.3	98.8	100.0
Industrial	0.4	—	—	0.1	99.5	100.0
Retail	0.3	—	0.1	0.3	99.3	100.0
Multi-family	0.3	—	0.1	—	99.6	100.0
Mixed use and other	0.5	—	0.2	0.2	99.1	100.0
PCI - commercial real estate (1)	—	24.9	5.6	4.5	65.0	100.0
Total commercial real estate	0.5	0.3	0.2	0.3	98.7	100.0
Home equity	0.8	—	0.1	0.5	98.6	100.0
Residential real estate	3.3	—	0.5	0.2	96.0	100.0
PCI - residential real estate (1)	—	11.3	3.6	—	85.1	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.5	0.2	0.4	98.3	100.0
Life insurance loans	—	—	—	0.3	99.7	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	0.2	0.8	98.7	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.1%	0.3%	99.0%	100.0%
Covered loans	3.3	5.2	0.7	0.9	89.9	100.0
Total loans, net of unearned income	0.5%	0.2%	0.1%	0.3%	98.9%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		90+ days	60-89	30-59
As of March 31, 2015		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$5,586	$—	$4,756	$16,949	$2,457,174	$2,484,465
Franchise	—	—	—	457	225,305	225,762
Mortgage warehouse lines of credit	—	—	—	—	186,372	186,372
Community Advantage - homeowners association	—	—	—	—	108,382	108,382
Aircraft	—	—	291	389	6,295	6,975
Asset-based lending	—	—	—	4,819	805,866	810,685
Municipal	—	—	—	—	205,195	205,195
Leases	—	—	65	517	171,432	172,014
Other	—	—	—	—	2,735	2,735
PCI - commercial (1)	—	612	—	—	8,735	9,347
Total commercial	5,586	612	5,112	23,131	4,177,491	4,211,932
Commercial real estate
Residential construction	—	—	—	—	46,796	46,796
Commercial construction	—	—	—	992	209,039	210,031
Land	2,646	—	—	1,942	84,454	89,042
Office	8,243	—	171	3,144	731,568	743,126
Industrial	3,496	—	61	1,719	599,050	604,326
Retail	4,975	—	—	2,562	734,990	742,527
Multi-family	1,750	—	393	3,671	649,589	655,403
Mixed use and other	8,872	—	808	10,847	1,532,036	1,552,563
PCI - commercial real estate (1)	—	18,120	4,639	3,242	40,671	66,672
Total commercial real estate	29,982	18,120	6,072	28,119	4,628,193	4,710,486
Home equity	7,665	—	693	2,825	698,100	709,283
Residential real estate	14,248	—	753	8,735	469,826	493,562
PCI - residential real estate (1)	—	266	—	84	2,013	2,363
Premium finance receivables
Commercial insurance loans	15,902	8,062	4,476	19,392	2,271,791	2,319,623
Life insurance loans	—	—	8,994	5,415	1,972,197	1,986,606
PCI - life insurance loans (1)	—	—	—	—	389,048	389,048
Consumer and other	236	91	111	634	129,084	130,156
Total loans, net of unearned income, excluding covered loans	$73,619	$27,151	$26,211	$88,335	$14,737,743	$14,953,059
Covered loans	7,079	16,434	558	6,128	179,495	209,694
Total loans, net of unearned income	$80,698	$43,585	$26,769	$94,463	$14,917,238	$15,162,753

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of March 31, 2015	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.2%	—%	0.2%	0.7%	98.9%	100.0%
Franchise	—	—	—	0.2	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage - homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	4.2	5.6	90.2	100.0
Asset-based lending	—	—	—	0.6	99.4	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	0.3	99.7	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	6.5	—	—	93.5	100.0
Total commercial	0.1	—	0.1	0.6	99.2	100.0
Commercial real estate
Residential construction	—	—	—	—	100.0	100.0
Commercial construction	—	—	—	0.5	99.5	100.0
Land	3.0	—	—	2.2	94.8	100.0
Office	1.1	—	—	0.4	98.5	100.0
Industrial	0.6	—	—	0.3	99.1	100.0
Retail	0.7	—	—	0.3	99.0	100.0
Multi-family	0.3	—	0.1	0.6	99.0	100.0
Mixed use and other	0.6	—	0.1	0.7	98.6	100.0
PCI - commercial real estate (1)	—	27.2	7.0	4.9	60.9	100.0
Total commercial real estate	0.6	0.4	0.1	0.6	98.3	100.0
Home equity	1.1	—	0.1	0.4	98.4	100.0
Residential real estate	2.9	—	0.2	1.8	95.1	100.0
PCI - residential real estate(1)	—	11.3	—	3.6	85.1	100.0
Premium finance receivables
Commercial insurance loans	0.7	0.4	0.2	0.8	97.9	100.0
Life insurance loans	—	—	0.5	0.3	99.2	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	0.1	0.5	99.1	100.0
Total loans, net of unearned income, excluding covered loans	0.5%	0.2%	0.2%	0.6%	98.5%	100.0%
Covered loans	3.4	7.8	0.3	2.9	85.6	100.0
Total loans, net of unearned income	0.5%	0.3%	0.2%	0.6%	98.4%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of June 30, 2015, only $21.0 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $52.2 million or 0.3%, were 30 to 59 days (or one payment) past due. As of March 31, 2015, $26.2 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $88.3 million, or 0.6%, were 30 to 59 days (or one payment) past due. The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due decreased $20.9 million since March 31, 2015.
The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2015 that are current with regard to the contractual terms of the loan agreement represent 98.6% of the total home equity portfolio. Residential real estate loans, excluding PCI loans, at June 30, 2015 that are current with regards to the contractual terms of the loan agreements comprise 96.0% of total residential real estate loans outstanding.

Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$81,772	$90,124	$78,677	$103,334
Additions, net	8,828	15,143	17,808	20,798
Return to performing status	(847)	(1,094)	(1,563)	(3,067)
Payments received	(6,580)	(3,083)	(10,949)	(6,813)
Transfer to OREO and other repossessed assets	(4,365)	(9,741)	(6,905)	(19,754)
Charge-offs	(2,755)	(4,602)	(4,556)	(9,376)
Net change for niche loans (1)	501	1,903	4,042	3,528
Balance at end of period	$76,554	$88,650	$76,554	$88,650

(1)	This includes activity for premium finance receivables and indirect consumer loans.
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
Management determined that the allowance for loan losses was appropriate at June 30, 2015, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Allowance for loan losses at beginning of period	$94,446	$92,275	$91,705	$96,922
Provision for credit losses	9,701	6,813	15,886	10,117
Other adjustments	(93)	(105)	(341)	(253)
Reclassification from (to) allowance for unfunded lending-related commitments	4	(146)	(109)	(164)
Charge-offs:
Commercial	1,243	2,384	1,920	3,032
Commercial real estate	856	2,351	1,861	6,844
Home equity	1,847	730	2,431	2,997
Residential real estate	923	689	1,554	915
Premium finance receivables—commercial	1,526	1,492	2,789	2,702
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	115	213	226	386
Total charge-offs	6,510	7,859	10,781	16,876
Recoveries:
Commercial	285	270	655	587
Commercial real estate	1,824	342	2,136	487
Home equity	39	122	87	379
Residential real estate	16	74	92	205
Premium finance receivables—commercial	458	312	787	631
Premium finance receivables—life insurance	—	2	—	4
Consumer and other	34	153	87	214
Total recoveries	2,656	1,275	3,844	2,507
Net charge-offs	(3,854)	(6,584)	(6,937)	(14,369)
Allowance for loan losses at period end	$100,204	$92,253	$100,204	$92,253
Allowance for unfunded lending-related commitments at period end	884	884	884	884
Allowance for credit losses at period end	$101,088	$93,137	$101,088	$93,137
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.09%	0.24%	0.06%	0.14%
Commercial real estate	(0.08)	0.19	(0.01)	0.30
Home equity	1.01	0.34	0.66	0.74
Residential real estate	0.39	0.35	0.34	0.21
Premium finance receivables—commercial	0.18	0.20	0.17	0.18
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	0.23	0.14	0.17	0.20
Total loans, net of unearned income, excluding covered loans	0.10%	0.19%	0.09%	0.21%
Net charge-offs as a percentage of the provision for credit losses	39.73%	96.62%	43.68%	142.02%
Loans at period-end, excluding covered loans	$15,513,650	$13,749,996
Allowance for loan losses as a percentage of loans at period end	0.65%	0.67%
Allowance for credit losses as a percentage of loans at period end	0.65%	0.68%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $884,000 as of June 30, 2015 and June 30, 2014.

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
At June 30, 2015, the Company had $103.4 million of impaired loans with $50.7 million of this balance requiring $10.1 million of specific impairment reserves. At March 31, 2015, the Company had $112.4 million of impaired loans with $48.6 million of this balance requiring $6.2 million of specific impairment reserves. The most significant fluctuations in impaired loans with specific impairment from March 31, 2015 to June 30, 2015 occurred within the office and residential real estate portfolios. The recorded investment in this portion of the office portfolio decreased $1.3 million, while the specific impairment reserves increased $1.8 million. The increase in specific impairment was primarily the result of one impaired loan requiring a $1.5 million specific impairment reserve during the current period that did not require a specific impairment reserve at March 31, 2015. The recorded investment and specific impairment reserves in the residential real estate portfolio increased $3.2 million and $1.2 million, respectively, which was primarily the result of one credit relationship with a recorded investment of $2.2 million becoming impaired at June 30, 2015. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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

In the second quarter of 2012, the Company modified its historical loss experience analysis from incorporating five-year average loss rate assumptions to incorporating three−year average loss rate assumptions. The reason for the migration at that time was charge-off rates from earlier years in the five-year period were no longer relevant as that period was characterized by historically low credit losses which then built up to a peak in credit losses as a result of the stressed economic environment and depressed real estate valuations that affected both the U.S. economy, generally, and the Company’s local markets.

In the second quarter of 2015, the Company returned to incorporating five-year average loss rate assumptions for its historical loss experience to capture an extended credit cycle. The five−year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three- and four-year average historical loss rates on a quarterly basis as a comparison.
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

Effects of Economic Recession and Real Estate Market:
In recent years, the Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however, the Company’s markets have clearly been under stress. As of June 30, 2015, home equity loans and residential mortgages comprised 5% and 3%, respectively, of the Company’s total loan portfolio. At June 30, 2015 (excluding covered loans), approximately 3.8% of all of the Company’s residential mortgage loans, excluding covered loans and PCI loans, and approximately 0.9% of all of the Company’s home equity loans, are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.

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

TDRs
At June 30, 2015, the Company had $62.8 million in loans modified in TDRs. The $62.8 million in TDRs represents 122 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $67.2 million representing 125 credits at March 31, 2015 and decreased from $88.1 million representing 143 credits at June 30, 2014.
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
Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at June 30, 2015 and approximately $3.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at June 30, 2015, the Company was committed to lend additional funds to borrowers totaling $726,000 under the contractual terms of TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(Dollars in thousands)	2015	2015	2014
Accruing TDRs:
Commercial	$6,039	$6,273	$5,225
Commercial real estate	42,210	45,417	63,178
Residential real estate and other	3,925	2,997	3,796
Total accruing TDRs	$52,174	$54,687	$72,199
Non-accrual TDRs: (1)
Commercial	$165	$184	$1,192
Commercial real estate	6,240	8,229	12,656
Residential real estate and other	4,197	4,118	2,060
Total non-accrual TDRs	$10,602	$12,531	$15,908
Total TDRs:
Commercial	$6,204	$6,457	$6,417
Commercial real estate	48,450	53,646	75,834
Residential real estate and other	8,122	7,115	5,856
Total TDRs	$62,776	$67,218	$88,107
Weighted-average contractual interest rate of TDRs	4.05%	4.04%	4.04%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of June 30, 2015 and June 30, 2014, and shows the changes in the balance during those periods:

Three Months Ended June 30, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,457	$53,646	$7,115	$67,218
Additions during the period	—	169	1,148	1,317
Reductions:
Charge-offs	—	—	(7)	(7)
Transferred to OREO and other repossessed assets	—	(771)	(104)	(875)
Removal of TDR loan status (1)	(161)	(188)	—	(349)
Payments received	(92)	(4,406)	(30)	(4,528)
Balance at period end	$6,204	$48,450	$8,122	$62,776

Three Months Ended June 30, 2014 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,278	$79,500	$5,739	$92,517
Additions during the period	—	2,020	220	2,240
Reductions:				—
Charge-offs	(17)	(19)	(73)	(109)
Transferred to OREO and other repossessed assets	(252)	(3,780)	—	(4,032)
Removal of TDR loan status (1)	(383)	—	—	(383)
Payments received	(209)	(1,887)	(30)	(2,126)
Balance at period end	$6,417	$75,834	$5,856	$88,107

Six Months Ended June 30, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,576	$67,623	$7,076	$82,275
Additions during the period	—	169	1,442	1,611
Reductions:				—
Charge-offs	(397)	(1)	(40)	(438)
Transferred to OREO and other repossessed assets	(562)	(2,290)	(104)	(2,956)
Removal of TDR loan status (1)	(237)	(8,570)	—	(8,807)
Payments received	(176)	(8,481)	(252)	(8,909)
Balance at period end	$6,204	$48,450	$8,122	$62,776

Six Months Ended June 30, 2014 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,388	$93,535	$6,180	$107,103
Additions during the period	88	7,177	220	7,485
Reductions:				—
Charge-offs	(23)	(3,732)	(479)	(4,234)
Transferred to OREO and other repossessed assets	(252)	(16,057)	—	(16,309)
Removal of TDR loan status (1)	(383)	—	—	(383)
Payments received	(401)	(5,089)	(65)	(5,555)
Balance at period end	$6,417	$75,834	$5,856	$88,107

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$42,257	$54,131	$45,642	$50,454
Disposal/resolved	(6,075)	(6,155)	(12,921)	(14,360)
Transfers in at fair value, less costs to sell	6,412	12,801	10,243	27,371
Additions from acquisition	—	—	761	—
Fair value adjustments	(514)	(1,189)	(1,645)	(3,877)
Balance at end of period	$42,080	$59,588	$42,080	$59,588

	Period End
(Dollars in thousands)	June 30, 2015	March 31, 2015	June 30, 2014
Residential real estate	$6,408	$7,250	$9,007
Residential real estate development	3,031	2,687	3,216
Commercial real estate	32,641	32,320	47,365
Total	$42,080	$42,257	$59,588

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
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2014 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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
Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances after the date of the press release. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the Securities and Exchange Commission and in its press releases.

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
The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2015, December 31, 2014 and June 30, 2014 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2015	14.8%	7.3%	(10.5)%
December 31, 2014	13.4%	6.4%	(10.1)%
June 30, 2014	13.6%	6.8%	(11.5)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2015	6.4%	3.3%	(4.0)%
December 31, 2014	5.4%	2.5%	(3.9)%
June 30, 2014	5.0%	2.4%	(4.0)%
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
During the second quarter of 2015, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2015.

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

On March 15, 2012, a former mortgage loan originator employed by Wintrust Mortgage Company, named Wintrust, Barrington
Bank and its subsidiary, Wintrust Mortgage Company, as defendants in a Fair Labor Standards Act class action lawsuit filed in the U.S. District Court for the Northern District of Illinois (the “FLSA Litigation”). The suit asserts that Wintrust Mortgage Company violated the federal Fair Labor Standards Act and challenges the manner in which Wintrust Mortgage Company classified its loan originators and compensated them for their work. The suit also seeks to assert these claims as a class. On September 30, 2013, the Court entered an order conditionally certifying an “opt-in” class in this case. Notice to the potential class members was sent on or about October 22, 2013, primarily informing the putative class of the right to opt-into the class and setting a deadline for same. Approximately 15% of the notice recipients joined the class. On September 26, 2014, the Court stayed actions by opt-in plaintiffs with arbitration agreements, which reduced the class size by more than 40%. The Court also denied the opt-in plaintiffs’ motion for equitable tolling, which the Company anticipates will reduce the class size by an additional 15%. On April 30, 2015, the parties settled the dispute for an immaterial amount and the court approved the settlement on June 17, 2015.

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

The Company has reserved an amount for the Lehman Brothers Holdings demand that is immaterial to its results of operations or financial condition. Such litigation and threatened litigation actions necessarily involve substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to these legal proceedings may exceed the amounts reserved by the Company.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2015. There is currently no authorization to repurchase shares of outstanding common stock.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	August 10, 2015	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)