Form 10-Q
period 2015-09-30
WINTRUST FINANCIAL CORP
filed 2015-11-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Common Stock — no par value, 48,367,147 shares, as of October 31, 2015

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2015	December 31, 2014	September 30, 2014
Assets
Cash and due from banks	$247,341	$225,136	$260,694
Federal funds sold and securities purchased under resale agreements	3,314	5,571	26,722
Interest bearing deposits with banks	701,106	998,437	620,370
Available-for-sale securities, at fair value	2,214,281	1,792,078	1,782,648
Trading account securities	3,312	1,206	6,015
Federal Home Loan Bank and Federal Reserve Bank stock	90,308	91,582	80,951
Brokerage customer receivables	28,293	24,221	26,624
Mortgage loans held-for-sale, at fair value	347,005	351,290	363,303
Loans, net of unearned income, excluding covered loans	16,316,211	14,409,398	14,052,059
Covered loans	168,609	226,709	254,605
Total loans	16,484,820	14,636,107	14,306,664
Less: Allowance for loan losses	102,996	91,705	91,019
Less: Allowance for covered loan losses	2,918	2,131	2,655
Net loans	16,378,906	14,542,271	14,212,990
Premises and equipment, net	587,348	555,228	555,241
FDIC indemnification asset	—	11,846	27,359
Accrued interest receivable and other assets	667,036	501,882	494,213
Trade date securities receivable	277,981	485,534	285,627
Goodwill	472,166	405,634	406,604
Other intangible assets	25,533	18,811	19,984
Total assets	$22,043,930	$20,010,727	$19,169,345
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$4,705,994	$3,518,685	$3,253,477
Interest bearing	13,522,475	12,763,159	12,811,769
Total deposits	18,228,469	16,281,844	16,065,246
Federal Home Loan Bank advances	451,330	733,050	347,500
Other borrowings	259,978	196,465	51,483
Subordinated notes	140,000	140,000	140,000
Junior subordinated debentures	268,566	249,493	249,493
Trade date securities payable	617	3,828	—
Accrued interest payable and other liabilities	359,234	336,225	287,115
Total liabilities	19,708,194	17,940,905	17,140,837
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,312 shares issued and outstanding at September 30, 2015 and 126,467 shares issued and outstanding at December 31, 2014, and September 30, 2014	126,312	126,467	126,467
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2015 and no shares issued and outstanding at December 31, 2014 and September 30, 2014	125,000	—	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2015, December 31, 2014, and September 30, 2014; 48,422,294 shares issued at September 30, 2015, 46,881,108 shares issued at December 31, 2014, and 46,766,420 shares issued at September 30, 2014	48,422	46,881	46,766
Surplus	1,187,407	1,133,955	1,129,975
Treasury stock, at cost, 85,424 shares at September 30, 2015, 76,053 shares at December 31, 2014, and 75,373 shares at September 30, 2014	(3,964)	(3,549)	(3,519)
Retained earnings	901,652	803,400	771,519
Accumulated other comprehensive loss	(49,093)	(37,332)	(42,700)
Total shareholders’ equity	2,335,736	2,069,822	2,028,508
Total liabilities and shareholders’ equity	$22,043,930	$20,010,727	$19,169,345
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income
Interest and fees on loans	$167,831	$156,534	$482,330	$455,548
Interest bearing deposits with banks	372	409	993	977
Federal funds sold and securities purchased under resale agreements	1	12	4	22
Available-for-sale securities	16,130	12,767	44,601	39,190
Trading account securities	19	20	83	34
Federal Home Loan Bank and Federal Reserve Bank stock	821	733	2,375	2,171
Brokerage customer receivables	205	201	591	610
Total interest income	185,379	170,676	530,977	498,552
Interest expense
Interest on deposits	12,436	12,298	36,246	35,980
Interest on Federal Home Loan Bank advances	2,458	2,641	6,426	7,989
Interest on other borrowings	1,045	200	2,620	1,460
Interest on subordinated notes	1,776	1,776	5,328	2,130
Interest on junior subordinated debentures	2,124	2,091	6,034	6,137
Total interest expense	19,839	19,006	56,654	53,696
Net interest income	165,540	151,670	474,323	444,856
Provision for credit losses	8,322	5,864	23,883	14,404
Net interest income after provision for credit losses	157,218	145,806	450,440	430,452
Non-interest income
Wealth management	18,243	17,659	54,819	52,694
Mortgage banking	27,887	26,691	91,694	66,923
Service charges on deposit accounts	7,403	6,084	20,174	17,118
(Losses) gains on available-for-sale securities, net	(98)	(153)	402	(522)
Fees from covered call options	2,810	2,107	11,735	4,893
Trading (losses) gains, net	(135)	293	(452)	(1,102)
Other	8,843	5,271	28,135	17,579
Total non-interest income	64,953	57,952	206,507	157,583
Non-interest expense
Salaries and employee benefits	97,749	85,976	282,300	247,873
Equipment	8,887	7,570	24,637	22,196
Occupancy, net	12,066	10,446	35,818	31,289
Data processing	8,127	4,765	19,656	14,023
Advertising and marketing	6,237	3,528	16,550	9,902
Professional fees	4,100	4,035	13,838	11,535
Amortization of other intangible assets	1,350	1,202	3,297	3,521
FDIC insurance	3,035	3,211	9,069	9,358
OREO expense, net	(367)	581	1,885	7,047
Other	18,790	17,186	54,539	46,662
Total non-interest expense	159,974	138,500	461,589	403,406
Income before taxes	62,197	65,258	195,358	184,629
Income tax expense	23,842	25,034	74,120	71,364
Net income	$38,355	$40,224	$121,238	$113,265
Preferred stock dividends and discount accretion	4,079	1,581	7,240	4,743
Net income applicable to common shares	$34,276	$38,643	$113,998	$108,522
Net income per common share—Basic	$0.71	$0.83	$2.39	$2.34
Net income per common share—Diluted	$0.69	$0.79	$2.29	$2.23
Cash dividends declared per common share	$0.11	$0.10	$0.33	$0.30
Weighted average common shares outstanding	48,158	46,639	47,658	46,453
Dilutive potential common shares	4,049	4,241	4,141	4,349
Average common shares and dilutive common shares	52,207	50,880	51,799	50,802
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$38,355	$40,224	$121,238	$113,265
Unrealized gains on securities
Before tax	31,268	1,345	4,144	49,920
Tax effect	(12,273)	(533)	(1,645)	(19,669)
Net of tax	18,995	812	2,499	30,251
Less: Reclassification of net (losses) gains included in net income
Before tax	(98)	(153)	402	(522)
Tax effect	38	62	(158)	208
Net of tax	(60)	(91)	244	(314)
Net unrealized gains on securities	19,055	903	2,255	30,565
Unrealized gains (losses) on derivative instruments
Before tax	99	971	(247)	247
Tax effect	(39)	(386)	97	(98)
Net unrealized gains (losses) on derivative instruments	60	585	(150)	149
Foreign currency translation adjustment
Before tax	(8,682)	(13,062)	(18,900)	(13,976)
Tax effect	2,345	3,377	5,034	3,598
Net foreign currency translation adjustment	(6,337)	(9,685)	(13,866)	(10,378)
Total other comprehensive income (loss)	12,778	(8,197)	(11,761)	20,336
Comprehensive income	$51,133	$32,027	$109,477	$133,601
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2014	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
Net income	—	—	—	—	113,265	—	113,265
Other comprehensive income, net of tax	—	—	—	—	—	20,336	20,336
Cash dividends declared on common stock	—	—	—	—	(13,938)	—	(13,938)
Dividends on preferred stock	—	—	—	—	(4,743)	—	(4,743)
Stock-based compensation	—	—	5,754	—	—	—	5,754
Conversion of Series C preferred stock to common stock	(10)	1	9	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	450	3,797	(313)	—	—	3,934
Restricted stock awards	—	67	151	(206)	—	—	12
Employee stock purchase plan	—	47	2,086	—	—	—	2,133
Director compensation plan	—	20	1,146	—	—	—	1,166
Balance at September 30, 2014	$126,467	$46,766	$1,129,975	$(3,519)	$771,519	$(42,700)	$2,028,508
Balance at January 1, 2015	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
Net income	—	—	—	—	121,238	—	121,238
Other comprehensive loss, net of tax	—	—	—	—	—	(11,761)	(11,761)
Cash dividends declared on common stock	—	—	—	—	(15,746)	—	(15,746)
Dividends on preferred stock	—	—	—	—	(7,240)	—	(7,240)
Stock-based compensation	—	—	7,817	—	—	—	7,817
Issuance of Series D preferred stock	125,000	—	(4,158)	—	—	—	120,842
Conversion of Series C preferred stock to common stock	(155)	4	151	—	—	—	—
Common stock issued for:
Acquisitions	—	811	37,912	—	—	—	38,723
Exercise of stock options and warrants	—	564	8,141	(130)	—	—	8,575
Restricted stock awards	—	99	382	(285)	—	—	196
Employee stock purchase plan	—	43	1,997	—	—	—	2,040
Director compensation plan	—	20	1,210	—	—	—	1,230
Balance at September 30, 2015	$251,312	$48,422	$1,187,407	$(3,964)	$901,652	$(49,093)	$2,335,736
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Operating Activities:
Net income	$121,238	$113,265
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	23,883	14,404
Depreciation and amortization	24,975	23,952
Stock-based compensation expense	7,817	5,754
Excess tax benefits from stock-based compensation arrangements	(660)	(339)
Net amortization of premium on securities	2,576	4,733
Mortgage servicing rights fair value change, net	641	706
Originations and purchases of mortgage loans held-for-sale	(3,094,901)	(2,272,919)
Proceeds from sales of mortgage loans held-for-sale	3,182,623	2,299,103
Bank owned life insurance, net of claims	(1,683)	(2,039)
Increase in trading securities, net	(2,106)	(5,518)
Net (increase) decrease in brokerage customer receivables	(4,072)	4,329
Gains on mortgage loans sold	(83,437)	(55,160)
(Gains) losses on available-for-sale securities, net	(402)	522
Losses on sales of premises and equipment, net	512	664
Net (gains) losses on sales and fair value adjustments of other real estate owned	(585)	2,628
(Increase) decrease in accrued interest receivable and other assets, net	(110,632)	82,159
Decrease in accrued interest payable and other liabilities, net	(28,717)	(55,874)
Net Cash Provided by Operating Activities	37,070	160,370
Investing Activities:
Proceeds from maturities of available-for-sale securities	397,832	222,434
Proceeds from sales of available-for-sale securities	1,216,860	578,594
Purchases of available-for-sale securities	(1,584,282)	(944,281)
Redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock, net	1,274	(1,690)
Net cash (paid) received for acquisitions	(15,428)	228,946
Proceeds from sales of other real estate owned	34,936	73,940
Proceeds received from the FDIC related to reimbursements on covered assets	1,697	17,652
Net decrease (increase) in interest bearing deposits with banks	438,072	(124,796)
Net increase in loans	(1,311,797)	(1,011,889)
Redemption of bank owned life insurance	2,701	—
Purchases of premises and equipment, net	(29,375)	(30,982)
Net Cash Used for Investing Activities	(847,510)	(992,072)
Financing Activities:
Increase in deposit accounts	970,090	1,000,603
Increase (decrease) in other borrowings, net	38,644	(203,621)
Decrease in Federal Home Loan Bank advances, net	(293,360)	(70,000)
Proceeds from the issuance of preferred stock, net	120,842	—
Proceeds from the issuance of subordinated notes, net	—	139,090
Excess tax benefits from stock-based compensation arrangements	660	339
Issuance of common shares resulting from the exercise of stock options and the employee stock purchase plan	14,413	8,043
Common stock repurchases	(415)	(519)
Dividends paid	(20,486)	(18,681)
Net Cash Provided by Financing Activities	830,388	855,254
Net Increase in Cash and Cash Equivalents	19,948	23,552
Cash and Cash Equivalents at Beginning of Period	230,707	263,864
Cash and Cash Equivalents at End of Period	$250,655	$287,416
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

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," to clarify the presentation of debt issuance costs within the balance sheet. This ASU requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The ASU does not affect the current guidance for the recognition and measurement for these debt issuance costs. Additionally, in August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," to further clarify the the presentation of debt issuance costs related to line-of-credit agreements. This ASU states the SEC would not object to an entity deferring and presenting debt issuance costs related to line-of-credit agreements as an asset on the balance sheet and subsequently amortizing these costs ratably over the term of the agreement, regardless of any outstanding borrowing under the line-of-credit agreement. This guidance is effective for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Business Combinations

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," to simplify the accounting for subsequent adjustments made to provisional amounts recognized at the acquisition date of a business combination. This ASU eliminates the requirement to retrospectively account for these adjustment for all prior periods impacted. The acquirer is required to recognize these adjustments identified during the measurement period in the reporting period in which the adjustment amount is determined. Additionally, the ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015 and is to be applied prospectively. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions
On July 24, 2015, the Company acquired Community Financial Shares, Inc ("CFIS"). CFIS was the parent company of Community Bank - Wheaton/Glen Ellyn ("CBWGE"), which had four banking locations. CBWGE was merged into the Company's wholly-

owned subsidiary Wheaton Bank & Trust Company ("Wheaton Bank"). The Company acquired assets with a fair value of approximately $350.5 million, including approximately $159.5 million of loans, and assumed deposits with a fair value of approximately $290.0 million. Additionally, the Company recorded goodwill of $27.5 million on the acquisition.

On July 17, 2015, the Company acquired Suburban Illinois Bancorp, Inc. ("Suburban"). Suburban was the parent company of Suburban Bank & Trust Company ("SBT"), which operated ten banking locations. SBT was merged into the Company's wholly-owned subsidiary Hinsdale Bank & Trust Company ("Hinsdale Bank"). The Company acquired assets with a fair value of approximately $494.7 million, including approximately $257.8 million of loans, and assumed deposits with a fair value of approximately $416.7 million. Additionally, the Company recorded goodwill of $18.8 million on the acquisition.

On July 1, 2015, the Company, through its wholly-owned subsidiary Wintrust Bank, acquired North Bank, which had two banking locations. The Company acquired assets with a fair value of $101.0 million, including approximately $51.6 million of loans, and assumed deposits with a fair value of approximately $100.3 million. Additionally, the Company recorded goodwill of $6.7 million on the acquisition.

On January 16, 2015, the Company acquired Delavan Bancshares, Inc. ("Delavan"). Delavan was the parent company of Community Bank CBD, which had four banking locations. Community Bank CBD was merged into the Company's wholly-owned subsidiary Town Bank. The Company acquired assets with a fair value of approximately $224.1 million, including approximately $128.0 million of loans, and assumed liabilities with a fair value of approximately $186.4 million, including approximately $170.2 million of deposits. Additionally the Company recorded goodwill of $16.3 million on the acquisition.

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

On May 16, 2014, the Company, through its wholly-owned subsidiary Hinsdale Bank acquired the Stone Park branch office and certain related deposits of Urban Partnership Bank ("UPB"). The Company assumed liabilities with a fair value of approximately $5.5 million, including approximately $5.4 million of deposits. Additionally, the Company recorded goodwill of $678,000 on the acquisition.

FDIC-Assisted Transactions
Since 2010, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of nine financial institutions in FDIC-assisted transactions. Loans comprise the majority of the assets acquired in nearly all of these FDIC-assisted transactions, most of which are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, clawback provisions within these loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.
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

The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets and require the Company to record loss share assets and liabilities that are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities are recorded as FDIC indemnification assets and other liabilities, respectively, on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets and, if necessary, increase any loss share liability when necessary reductions exceed the current value of the FDIC indemnification assets. In accordance with the clawback provision noted above, the Company may be required to reimburse the FDIC when actual losses are less than certain thresholds established for each lose share agreement. The balance of these estimated reimbursements in accordance with clawback provisions and any related amortization are adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition, estimated reimbursements from clawback provisions are recorded as a reduction to the FDIC indemnification asset or, if necessary, an increase to the loss share liability, which is included within accrued interest payable and other liabilities. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in recognition of an allowance for covered loan losses, will increase the FDIC indemnification asset. The corresponding amortization is recorded as a component of non-interest income on the Consolidated Statements of Income.
The following table summarizes the activity in the Company’s FDIC indemnification (liability) asset during the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$3,429	$46,115	$11,846	$85,672
Additions from acquisitions	—	—	—	—
Additions from reimbursable expenses	1,039	1,584	3,548	4,933
Amortization	(718)	(1,382)	(3,184)	(4,441)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(5,236)	(12,124)	(13,546)	(41,153)
Payments received from the FDIC	(1,547)	(6,834)	(1,697)	(17,652)
Balance at end of period	$(3,033)	$27,359	$(3,033)	$27,359
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

(5) Available-For-Sale Securities
The following tables are a summary of the available-for-sale securities portfolio as of the dates shown:

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$288,185	$101	$(2,364)	$285,922
U.S. Government agencies	657,297	2,726	(15,000)	645,023
Municipal	294,073	5,354	(2,085)	297,342
Corporate notes:
Financial issuers	114,976	1,656	(1,216)	115,416
Other	1,525	6	(2)	1,529
Mortgage-backed: (1)
Mortgage-backed securities	778,240	4,974	(10,913)	772,301
Collateralized mortgage obligations	42,724	343	(323)	42,744
Equity securities	49,356	4,993	(345)	54,004
Total available-for-sale securities	$2,226,376	$20,153	$(32,248)	$2,214,281

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$388,713	$84	$(6,992)	$381,805
U.S. Government agencies	686,106	4,113	(21,903)	668,316
Municipal	234,951	5,318	(1,740)	238,529
Corporate notes:
Financial issuers	129,309	2,006	(1,557)	129,758
Other	3,766	55	—	3,821
Mortgage-backed: (1)
Mortgage-backed securities	271,129	5,448	(4,928)	271,649
Collateralized mortgage obligations	47,347	249	(535)	47,061
Equity securities	46,592	4,872	(325)	51,139
Total available-for-sale securities	$1,807,913	$22,145	$(37,980)	$1,792,078

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
U.S. Treasury	$388,873	$372	$(10,984)	$378,261
U.S. Government agencies	771,255	3,866	(35,369)	739,752
Municipal	184,015	4,969	(1,881)	187,103
Corporate notes:
Financial issuers	129,259	2,252	(1,208)	130,303
Other	3,773	79	—	3,852
Mortgage-backed: (1)
Mortgage-backed securities	246,354	4,303	(8,938)	241,719
Collateralized mortgage obligations	49,909	357	(763)	49,503
Equity securities	47,595	4,958	(398)	52,155
Total available-for-sale securities	$1,821,033	$21,156	$(59,541)	$1,782,648

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.
The following table presents the portion of the Company’s available-for-sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$202,795	$(2,364)	$—	$—	$202,795	$(2,364)
U.S. Government agencies	218,297	(4,932)	251,654	(10,068)	469,951	(15,000)
Municipal	68,140	(964)	37,002	(1,121)	105,142	(2,085)
Corporate notes:
Financial issuers	23,052	(152)	44,894	(1,064)	67,946	(1,216)
Other	999	(2)	—	—	999	(2)
Mortgage-backed:
Mortgage-backed securities	519,631	(7,011)	120,261	(3,902)	639,892	(10,913)
Collateralized mortgage obligations	7,167	(63)	9,620	(260)	16,787	(323)
Equity securities	2,957	(12)	8,557	(333)	11,514	(345)
Total	$1,043,038	$(15,500)	$471,988	$(16,748)	$1,515,026	$(32,248)

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

The Company does not consider securities with unrealized losses at September 30, 2015 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily agency bonds and mortgage-backed securities. Unrealized losses recognized on agency bonds and mortgage-backed securities are the result of increases in yields for similar types of securities which also have a longer duration and maturity.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Realized gains	$87	$179	$654	$333
Realized losses	(185)	(332)	(252)	(855)
Net realized (losses) gains	$(98)	$(153)	$402	$(522)
Other than temporary impairment charges	—	—	—	—
(Losses) gains on available-for-sale securities, net	$(98)	$(153)	$402	$(522)
Proceeds from sales of available-for-sale securities	$82,827	$382,552	$1,216,860	$578,594
The amortized cost and fair value of securities as of September 30, 2015, December 31, 2014 and September 30, 2014, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2015		December 31, 2014		September 30, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$164,374	$164,429	$285,596	$285,889	$216,244	$216,582
Due in one to five years	186,199	186,592	172,647	172,885	309,914	310,917
Due in five to ten years	343,468	342,271	331,389	325,644	327,505	317,654
Due after ten years	662,015	651,940	653,213	637,811	623,512	594,118
Mortgage-backed	820,964	815,045	318,476	318,710	296,263	291,222
Equity securities	49,356	54,004	46,592	51,139	47,595	52,155
Total available-for-sale securities	$2,226,376	$2,214,281	$1,807,913	$1,792,078	$1,821,033	$1,782,648
Securities having a carrying value of $1.3 billion at September 30, 2015 as well as securities having a carrying value of $1.1 billion at December 31, 2014 and September 30, 2014, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At September 30, 2015, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Balance:
Commercial	$4,400,185	$3,924,394	$3,689,671
Commercial real estate	5,307,566	4,505,753	4,510,375
Home equity	797,465	716,293	720,058
Residential real estate	571,743	483,542	470,319
Premium finance receivables—commercial	2,407,075	2,350,833	2,377,892
Premium finance receivables—life insurance	2,700,275	2,277,571	2,134,405
Consumer and other	131,902	151,012	149,339
Total loans, net of unearned income, excluding covered loans	$16,316,211	$14,409,398	$14,052,059
Covered loans	168,609	226,709	254,605
Total loans	$16,484,820	$14,636,107	$14,306,664
Mix:
Commercial	27%	26%	26%
Commercial real estate	32	31	31
Home equity	5	5	5
Residential real estate	3	3	3
Premium finance receivables—commercial	15	16	17
Premium finance receivables—life insurance	16	16	15
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	99%	98%	98%
Covered loans	1	2	2
Total loans	100%	100%	100%
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
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $53.4 million at September 30, 2015, $46.9 million at December 31, 2014 and $44.8 million at September 30, 2014, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.
Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(18.8) million at September 30, 2015, $330,000 at December 31, 2014 and $(6.3) million at September 30, 2014. The net credit balance at September 30, 2015 and September 30, 2014, is primarily the result of purchase accounting adjustments related to acquisitions in 2015 and 2014, respectively.
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

Acquired Loan Information at Acquisition—PCI Loans
As part of our previous acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination (PCI loans) and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans:

	September 30, 2015		December 31, 2014
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$356,615	$295,801	$285,809	$227,229
Life insurance premium finance loans acquisition	378,040	373,586	399,665	393,479

The following table provides estimated details as of the date of acquisition on loans acquired in 2015 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	North Bank	CBWGE	Suburban	Delavan
Contractually required payments including interest	$8,563	$38,656	$95,804	$15,791
Less: Nonaccretable difference	1,027	4,437	13,888	1,442
Cash flows expected to be collected (1)	7,536	34,219	81,916	14,349
Less: Accretable yield	866	2,895	5,334	898
Fair value of PCI loans acquired	6,670	31,324	76,582	13,451

(1) Represents undiscounted expected principal and interest cash at acquisition.
See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at September 30, 2015.
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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Accretable yield, beginning balance	$63,643	$97,281	$79,102	$115,909
Acquisitions	9,095	—	9,993	—
Accretable yield amortized to interest income	(5,939)	(7,847)	(18,359)	(28,438)
Accretable yield amortized to indemnification asset (1)	(3,280)	(8,784)	(10,945)	(25,593)
Reclassification from non-accretable difference (2)	2,298	2,584	5,154	29,092
Increases (decreases) in interest cash flows due to payments and changes in interest rates	(610)	4,675	262	(3,061)
Accretable yield, ending balance (3)	$65,207	$87,909	$65,207	$87,909

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of September 30, 2015, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $10.0 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income from acquired loans totaled $5.9 million and $7.8 million in the third quarter of 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded accretion to interest income of $18.4 million and $28.4 million, respectively. These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at September 30, 2015, December 31, 2014 and September 30, 2014:

As of September 30, 2015		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$12,006	$—	$2,731	$9,331	$2,622,207	$2,646,275
Franchise	—	—	80	376	221,545	222,001
Mortgage warehouse lines of credit	—	—	—	—	136,614	136,614
Community Advantage—homeowners association	—	—	44	—	123,165	123,209
Aircraft	—	—	—	378	5,993	6,371
Asset-based lending	12	—	1,313	247	800,798	802,370
Tax exempt	—	—	—	—	232,667	232,667
Leases	—	—	—	89	205,697	205,786
Other	—	—	—	—	1,953	1,953
PCI - commercial (1)	—	217	—	39	22,683	22,939
Total commercial	12,018	217	4,168	10,460	4,373,322	4,400,185
Commercial real estate:
Residential construction	—	—	—	1,141	60,130	61,271
Commercial construction	31	—	—	2,394	283,538	285,963
Land	1,756	—	—	2,207	75,113	79,076
Office	4,045	—	10,861	2,362	773,043	790,311
Industrial	11,637	—	786	897	622,804	636,124
Retail	2,022	—	1,536	821	781,463	785,842
Multi-family	1,525	—	512	744	684,878	687,659
Mixed use and other	7,601	—	2,340	12,871	1,797,516	1,820,328
PCI - commercial real estate (1)	—	13,547	299	583	146,563	160,992
Total commercial real estate	28,617	13,547	16,334	24,020	5,225,048	5,307,566
Home equity	8,365	—	811	4,124	784,165	797,465
Residential real estate	14,557	—	1,017	1,195	551,292	568,061
PCI - residential real estate (1)	—	424	323	411	2,524	3,682
Premium finance receivables
Commercial insurance loans	13,751	8,231	6,664	13,659	2,364,770	2,407,075
Life insurance loans	—	—	9,656	2,627	2,314,406	2,326,689
PCI - life insurance loans (1)	—	—	—	—	373,586	373,586
Consumer and other	297	140	56	935	130,474	131,902
Total loans, net of unearned income, excluding covered loans	$77,605	$22,559	$39,029	$57,431	$16,119,587	$16,316,211
Covered loans	6,540	7,626	1,392	802	152,249	168,609
Total loans, net of unearned income	$84,145	$30,185	$40,421	$58,233	$16,271,836	$16,484,820

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2014		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$9,132	$474	$3,161	$7,492	$2,213,105	$2,233,364
Franchise	—	—	308	1,219	231,789	233,316
Mortgage warehouse lines of credit	—	—	—	—	139,003	139,003
Community Advantage—homeowners association	—	—	—	—	106,364	106,364
Aircraft	—	—	—	—	8,065	8,065
Asset-based lending	25	—	1,375	2,394	802,608	806,402
Tax exempt	—	—	—	—	217,487	217,487
Leases	—	—	77	315	159,744	160,136
Other	—	—	—	—	11,034	11,034
PCI - commercial (1)	—	365	202	138	8,518	9,223
Total commercial	9,157	839	5,123	11,558	3,897,717	3,924,394
Commercial real estate
Residential construction	—	—	250	76	38,370	38,696
Commercial construction	230	—	—	2,023	185,513	187,766
Land	2,656	—	—	2,395	86,779	91,830
Office	7,288	—	2,621	1,374	694,149	705,432
Industrial	2,392	—	—	3,758	617,820	623,970
Retail	4,152	—	116	3,301	723,919	731,488
Multi-family	249	—	249	1,921	603,323	605,742
Mixed use and other	9,638	—	2,603	9,023	1,443,853	1,465,117
PCI - commercial real estate (1)	—	10,976	6,393	4,016	34,327	55,712
Total commercial real estate	26,605	10,976	12,232	27,887	4,428,053	4,505,753
Home equity	6,174	—	983	3,513	705,623	716,293
Residential real estate	15,502	—	267	6,315	459,224	481,308
PCI - residential real estate (1)	—	549	—	—	1,685	2,234
Premium finance receivables
Commercial insurance loans	12,705	7,665	5,995	17,328	2,307,140	2,350,833
Life insurance loans	—	—	13,084	339	1,870,669	1,884,092
PCI - life insurance loans (1)	—	—	—	—	393,479	393,479
Consumer and other	277	119	293	838	149,485	151,012
Total loans, net of unearned income, excluding covered loans	$70,420	$20,148	$37,977	$67,778	$14,213,075	$14,409,398
Covered loans	7,290	17,839	1,304	4,835	195,441	226,709
Total loans, net of unearned income	$77,710	$37,987	$39,281	$72,613	$14,408,516	$14,636,107

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2014		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$10,430	$—	$7,333	$8,559	$2,044,505	$2,070,827
Franchise	—	—	—	1,221	237,079	238,300
Mortgage warehouse lines of credit	—	—	—	—	121,585	121,585
Community Advantage—homeowners association	—	—	—	—	99,595	99,595
Aircraft	—	—	—	—	6,146	6,146
Asset-based lending	25	—	2,959	1,220	777,723	781,927
Tax exempt	—	—	—	—	205,150	205,150
Leases	—	—	—	—	145,439	145,439
Other	—	—	—	—	11,403	11,403
PCI - commercial (1)	—	863	64	137	8,235	9,299
Total commercial	10,455	863	10,356	11,137	3,656,860	3,689,671
Commercial real estate:
Residential construction	—	—	—	—	30,237	30,237
Commercial construction	425	—	—	—	159,383	159,808
Land	2,556	—	1,316	2,918	94,449	101,239
Office	7,366	—	1,696	1,888	688,390	699,340
Industrial	2,626	—	224	367	624,669	627,886
Retail	6,205	—	—	4,117	715,568	725,890
Multi-family	249	—	793	2,319	674,610	677,971
Mixed use and other	7,936	—	1,468	10,323	1,407,659	1,427,386
PCI - commercial real estate (1)	—	14,294	—	5,807	40,517	60,618
Total commercial real estate	27,363	14,294	5,497	27,739	4,435,482	4,510,375
Home equity	5,696	—	1,181	2,597	710,584	720,058
Residential real estate	15,730	—	670	2,696	448,528	467,624
PCI - residential real estate (1)	—	930	30	—	1,735	2,695
Premium finance receivables
Commercial insurance loans	14,110	7,115	6,279	14,157	2,336,231	2,377,892
Life insurance loans	—	—	7,533	6,942	1,712,328	1,726,803
PCI - life insurance loans (1)	—	—	—	—	407,602	407,602
Consumer and other	426	175	123	1,133	147,482	149,339
Total loans, net of unearned income, excluding covered loans	$73,780	$23,377	$31,669	$66,401	$13,856,832	$14,052,059
Covered loans	6,042	26,170	4,289	5,655	212,449	254,605
Total loans, net of unearned income	$79,822	$49,547	$35,958	$72,056	$14,069,281	$14,306,664

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at September 30, 2015, December 31, 2014 and September 30, 2014:

	Performing			Non-performing			Total
(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	December 31, 2014	September 30, 2014
Loan Balances:
Commercial
Commercial and industrial	$2,634,269	$2,223,758	$2,060,397	$12,006	$9,606	$10,430	$2,646,275	$2,233,364	$2,070,827
Franchise	222,001	233,316	238,300	—	—	—	222,001	233,316	238,300
Mortgage warehouse lines of credit	136,614	139,003	121,585	—	—	—	136,614	139,003	121,585
Community Advantage—homeowners association	123,209	106,364	99,595	—	—	—	123,209	106,364	99,595
Aircraft	6,371	8,065	6,146	—	—	—	6,371	8,065	6,146
Asset-based lending	802,358	806,377	781,902	12	25	25	802,370	806,402	781,927
Tax exempt	232,667	217,487	205,150	—	—	—	232,667	217,487	205,150
Leases	205,786	160,136	145,439	—	—	—	205,786	160,136	145,439
Other	1,953	11,034	11,403	—	—	—	1,953	11,034	11,403
PCI - commercial (1)	22,939	9,223	9,299	—	—	—	22,939	9,223	9,299
Total commercial	4,388,167	3,914,763	3,679,216	12,018	9,631	10,455	4,400,185	3,924,394	3,689,671
Commercial real estate
Residential construction	61,271	38,696	30,237	—	—	—	61,271	38,696	30,237
Commercial construction	285,932	187,536	159,383	31	230	425	285,963	187,766	159,808
Land	77,320	89,174	98,683	1,756	2,656	2,556	79,076	91,830	101,239
Office	786,266	698,144	691,974	4,045	7,288	7,366	790,311	705,432	699,340
Industrial	624,487	621,578	625,260	11,637	2,392	2,626	636,124	623,970	627,886
Retail	783,820	727,336	719,685	2,022	4,152	6,205	785,842	731,488	725,890
Multi-family	686,134	605,493	677,722	1,525	249	249	687,659	605,742	677,971
Mixed use and other	1,812,727	1,455,479	1,419,450	7,601	9,638	7,936	1,820,328	1,465,117	1,427,386
PCI - commercial real estate(1)	160,992	55,712	60,618	—	—	—	160,992	55,712	60,618
Total commercial real estate	5,278,949	4,479,148	4,483,012	28,617	26,605	27,363	5,307,566	4,505,753	4,510,375
Home equity	789,100	710,119	714,362	8,365	6,174	5,696	797,465	716,293	720,058
Residential real estate	553,504	465,806	451,894	14,557	15,502	15,730	568,061	481,308	467,624
PCI - residential real estate (1)	3,682	2,234	2,695	—	—	—	3,682	2,234	2,695
Premium finance receivables
Commercial insurance loans	2,385,093	2,330,463	2,356,667	21,982	20,370	21,225	2,407,075	2,350,833	2,377,892
Life insurance loans	2,326,689	1,884,092	1,726,803	—	—	—	2,326,689	1,884,092	1,726,803
PCI - life insurance loans (1)	373,586	393,479	407,602	—	—	—	373,586	393,479	407,602
Consumer and other	131,465	150,617	148,738	437	395	601	131,902	151,012	149,339
Total loans, net of unearned income, excluding covered loans	$16,230,235	$14,330,721	$13,970,989	$85,976	$78,677	$81,070	$16,316,211	$14,409,398	$14,052,059

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months ended September 30, 2015 and 2014 is as follows:

Three months ended September 30, 2015		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$32,900	$42,198	$12,288	$5,019	$6,921	$878	$100,204
Other adjustments	(12)	(85)	—	(6)	(50)	—	(153)
Reclassification from allowance for unfunded lending-related commitments	—	(42)	—	—	—	—	(42)
Charge-offs	(964)	(1,948)	(1,116)	(1,138)	(1,595)	(116)	(6,877)
Recoveries	462	213	42	136	294	52	1,199
Provision for credit losses	1,604	3,725	1,009	575	1,511	241	8,665
Allowance for loan losses at period end	$33,990	$44,061	$12,223	$4,586	$7,081	$1,055	$102,996
Allowance for unfunded lending-related commitments at period end	$—	$926	$—	$—	$—	$—	$926
Allowance for credit losses at period end	$33,990	$44,987	$12,223	$4,586	$7,081	$1,055	$103,922
Individually evaluated for impairment	$1,881	$5,832	$239	$544	$—	$30	$8,526
Collectively evaluated for impairment	31,943	38,361	11,984	4,042	7,081	1,024	94,435
Loans acquired with deteriorated credit quality	166	794	—	—	—	1	961
Loans at period end
Individually evaluated for impairment	$18,211	$68,947	$8,365	$18,267	$—	$430	$114,220
Collectively evaluated for impairment	4,359,035	5,077,627	789,100	549,794	4,733,764	131,472	15,640,792
Loans acquired with deteriorated credit quality	22,939	160,992	—	3,682	373,586	—	561,199

Three months ended September 30, 2014	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$26,038	$40,702	$13,918	$3,733	$6,309	$1,553	$92,253
Other adjustments	(32)	(265)	(1)	(2)	(35)	—	(335)
Reclassification from allowance for unfunded lending-related commitments	—	62	—	—	—	—	62
Charge-offs	(832)	(4,510)	(748)	(205)	(1,557)	(250)	(8,102)
Recoveries	296	275	99	111	290	42	1,113
Provision for credit losses	2,442	2,395	(308)	405	1,260	(166)	6,028
Allowance for loan losses at period end	$27,912	$38,659	$12,960	$4,042	$6,267	$1,179	$91,019
Allowance for unfunded lending-related commitments at period end	$—	$822	$—	$—	$—	$—	$822
Allowance for credit losses at period end	$27,912	$39,481	$12,960	$4,042	$6,267	$1,179	$91,841
Individually evaluated for impairment	$2,296	$3,507	$292	$512	$—	$53	$6,660
Collectively evaluated for impairment	25,427	35,967	12,668	3,530	6,267	1,103	84,962
Loans acquired with deteriorated credit quality	189	7	—	—	—	23	219
Loans at period end
Individually evaluated for impairment	$16,568	$89,201	$5,922	$18,383	$—	$870	$130,944
Collectively evaluated for impairment	3,663,804	4,360,556	714,136	449,241	4,104,695	148,469	13,440,901
Loans acquired with deteriorated credit quality	9,299	60,618	—	2,695	407,602	—	480,214

Nine months ended September 30, 2015		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Other adjustments	(42)	(346)	—	(14)	(92)	—	(494)
Reclassification from allowance for unfunded lending-related commitments	—	(151)	—	—	—	—	(151)
Charge-offs	(2,884)	(3,809)	(3,547)	(2,692)	(4,384)	(342)	(17,658)
Recoveries	1,117	2,349	129	228	1,081	139	5,043
Provision for credit losses	4,100	10,485	3,141	2,846	3,963	16	24,551
Allowance for loan losses at period end	$33,990	$44,061	$12,223	$4,586	$7,081	$1,055	$102,996
Allowance for unfunded lending-related commitments at period end	$—	$926	$—	$—	$—	$—	$926
Allowance for credit losses at period end	$33,990	$44,987	$12,223	$4,586	$7,081	$1,055	$103,922

Nine months ended September 30, 2014	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$23,092	$48,658	$12,611	$5,108	$5,583	$1,870	$96,922
Other adjustments	(69)	(482)	(3)	(6)	(28)	—	(588)
Reclassification from allowance for unfunded lending-related commitments	—	(102)	—	—	—	—	(102)
Charge-offs	(3,864)	(11,354)	(3,745)	(1,120)	(4,259)	(636)	(24,978)
Recoveries	883	762	478	316	925	256	3,620
Provision for credit losses	7,870	1,177	3,619	(256)	4,046	(311)	16,145
Allowance for loan losses at period end	$27,912	$38,659	$12,960	$4,042	$6,267	$1,179	$91,019
Allowance for unfunded lending-related commitments at period end	$—	$822	$—	$—	$—	$—	$822
Allowance for credit losses at period end	$27,912	$39,481	$12,960	$4,042	$6,267	$1,179	$91,841

A summary of activity in the allowance for covered loan losses for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$2,215	$1,667	$2,131	$10,092
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(1,716)	(818)	(3,339)	(8,703)
Benefit attributable to FDIC loss share agreements	1,373	654	2,671	6,962
Net provision for covered loan losses	(343)	(164)	(668)	(1,741)
Decrease in FDIC indemnification asset	(1,373)	(654)	(2,671)	(6,962)
Loans charged-off	(287)	(293)	(664)	(5,346)
Recoveries of loans charged-off	2,706	2,099	4,790	6,612
Net recoveries (charge-offs)	2,419	1,806	4,126	1,266
Balance at end of period	$2,918	$2,655	$2,918	$2,655
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
Impaired Loans
A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2015	2014	2014
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$51,113	$69,487	$68,471
Impaired loans with no allowance for loan loss required	61,914	57,925	61,066
Total impaired loans (2)	$113,027	$127,412	$129,537
Allowance for loan losses related to impaired loans	$8,483	$6,270	$6,577
TDRs	$59,320	$82,275	$83,385

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class for the periods ended as follows:

				For the Nine Months Ended
	As of September 30, 2015			September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$8,580	$9,118	$1,865	$8,906	$381
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land	3,559	7,309	31	3,713	362
Office	6,765	7,724	2,162	7,113	263
Industrial	10,049	10,542	1,550	10,662	421
Retail	8,899	9,596	381	8,906	306
Multi-family	1,199	1,622	203	1,210	60
Mixed use and other	7,162	7,345	1,501	7,250	224
Home equity	547	762	239	672	25
Residential real estate	4,225	4,326	521	4,280	130
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	128	128	30	139	6
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,142	$11,997	$—	$9,716	$539
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	12	1,573	—	4	66
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	2,023	2,023	—	2,023	73
Commercial construction	31	32	—	11	—
Land	4,114	4,874	—	4,232	130
Office	4,171	5,120	—	4,243	194
Industrial	2,255	2,448	—	2,304	141
Retail	3,140	3,302	—	3,305	104
Multi-family	1,330	1,635	—	1,522	50
Mixed use and other	13,788	16,576	—	14,668	563
Home equity	7,818	8,406	—	7,065	229
Residential real estate	13,788	15,932	—	14,387	449
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	302	398	—	311	15
Total loans, net of unearned income, excluding covered loans	$113,027	$132,788	$8,483	$116,642	$4,731

				For the Twelve Months Ended
	As of December 31, 2014			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,989	$10,785	$1,915	$10,784	$539
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land	5,011	8,626	43	5,933	544
Office	11,038	12,863	305	11,567	576
Industrial	195	277	15	214	13
Retail	11,045	14,566	487	12,116	606
Multi-family	2,808	3,321	158	2,839	145
Mixed use and other	21,777	24,076	2,240	21,483	1,017
Home equity	1,946	2,055	475	1,995	80
Residential real estate	5,467	5,600	606	5,399	241
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	211	213	26	214	10
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$5,797	$8,862	$—	$6,664	$595
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,952	—	87	100
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	2,875	3,085	—	3,183	151
Land	10,210	10,941	—	10,268	430
Office	4,132	5,020	—	4,445	216
Industrial	4,160	4,498	—	3,807	286
Retail	5,487	7,470	—	6,915	330
Multi-family	—	—	—	—	—
Mixed use and other	7,985	8,804	—	9,533	449
Home equity	4,453	6,172	—	4,666	256
Residential real estate	12,640	14,334	—	12,682	595
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	161	222	—	173	11
Total loans, net of unearned income, excluding covered loans	$127,412	$153,742	$6,270	$134,967	$7,190

				For the Nine Months Ended
	As of September 30, 2014			September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$8,384	$11,333	$2,273	$9,367	$537
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	425	440	195	432	15
Land	7,502	7,502	40	7,572	193
Office	8,198	9,671	322	8,493	300
Industrial	2,567	2,672	151	2,595	92
Retail	10,861	11,279	921	10,826	362
Multi-family	2,822	3,335	107	2,847	109
Mixed use and other	21,172	21,453	1,738	20,891	656
Home equity	1,438	1,533	292	1,491	42
Residential real estate	4,889	4,986	485	4,783	157
Premium finance receivables		—
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	213	215	53	215	6
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$7,563	$8,285	$—	$7,909	$306
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,952	—	108	75
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	2,803	2,803	—	2,777	98
Land	8,101	12,432	—	8,969	538
Office	5,159	6,359	—	6,679	244
Industrial	1,903	2,110	—	1,962	76
Retail	8,095	10,177	—	8,647	342
Multi-family	—	—	—	—	—
Mixed use and other	9,042	11,772	—	9,467	445
Home equity	4,484	6,490	—	4,806	207
Residential real estate	13,234	14,953	—	13,291	496
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
Purchased life insurance	—	—	—	—	—
Consumer and other	657	721	—	665	29
Total loans, net of unearned income, excluding covered loans	$129,537	$152,473	$6,577	$134,792	$5,325

TDRs
At September 30, 2015, the Company had $59.3 million in loans modified in TDRs. The $59.3 million in TDRs represents 114 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
Each TDR was reviewed for impairment at September 30, 2015 and approximately $3.4 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended September 30, 2015 and 2014, the Company recorded $98,000 and $294,000, respectively, in interest income representing this decrease in impairment. For the nine months ended September 30, 2015 and 2014, the Company recorded $385,000 and $529,000, respectively, to interest income representing the reduction in impairment.
TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at September 30, 2015, the Company had $15.7 million of foreclosed residential real estate properties included within OREO.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2015 and 2014, respectively, which represent TDRs:

Three months ended September 30, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	1	222	1	222	1	222	—	—	—	—
Total loans	1	$222	1	$222	1	$222	—	$—	—	$—

Three months ended September 30, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	3	667	2	456	3	667	—	—	—	—
Total loans	3	$667	2	$456	3	$667	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the three months ended September 30, 2015, one loan totaling $222,000 was determined to be a TDR, compared to three loans totaling $667,000 in the same period of 2014. Of these loans extended at below market terms, the weighted average extension had a term of approximately 214 months during the three months ended September 30, 2015 compared to 18 months for the same period of 2014. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 338 basis points and 261 basis points during the three months ending September 30, 2015 and 2014, respectively. Additionally, no principal balances were forgiven in the third quarter of 2015 or 2014.

Nine months ended September 30, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	169	1	169	—	—	1	169	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	9	1,664	9	1,664	5	674	1	50	—	—
Total loans	10	$1,833	10	$1,833	5	$674	2	$219	—	$—

Nine months ended September 30, 2014 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	1	$88	—	$—	1	$88	—	$—
Commercial real estate
Office	1	790	1	790	—	—	—	—	—	—
Industrial	1	1,078	1	1,078	—	—	1	1,078	—	—
Retail	1	202	1	202	—	—	—	—	—	—
Multi-family	1	181	—	—	1	181	—	—	—	—
Mixed use and other	7	4,926	3	2,837	7	4,926	1	1,273	—	—
Residential real estate and other	4	887	3	676	3	667	1	220	—	—
Total loans	16	$8,152	10	$5,671	11	$5,774	4	$2,659	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the nine months ended September 30, 2015, ten loans totaling $1.8 million were determined to be TDRs, compared to 16 loans totaling $8.2 million in the same period of 2014. Of these loans extended at below market terms, the weighted average extension had a term of approximately 49 months during the nine months ended September 30, 2015 compared to 14 months for the same period of 2014. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 358 basis points and 178 basis points during the nine months ending September 30, 2015 and 2014, respectively. Interest-only payment terms were approximately 28 months and 9 months during the nine months ending September 30, 2015 and 2014, respectively. Additionally, no balances were forgiven in the first nine months of 2015 or 2014.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2015 and 2014, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2015		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$1,461	—	$—	—	$—
Commercial real estate
Land	—	—	—	—	—	—
Office	1	720	—	—	—	—
Industrial	2	854	1	685	1	685
Retail	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—
Residential real estate and other	11	2,613	2	131	3	345
Total loans	15	$5,648	3	$816	4	$1,030

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(Dollars in thousands)	As of September 30, 2014		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	1	$88	1	$88	1	$88
Commercial real estate
Land	—	—	—	—	—	—
Office	1	790	—	—	—	—
Industrial	1	1,078	1	1,078	1	1,078
Retail	1	202	—	—	—	—
Multi-family	1	181	—	—	—	—
Mixed use and other	10	6,341	2	482	2	482
Residential real estate and other	6	1,406	2	380	2	380
Total loans	21	$10,086	6	$2,028	6	$2,028

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2015	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2015
Community banking	$331,752	$69,398	$—	$—	$401,150
Specialty finance	41,768	—	—	(2,866)	38,902
Wealth management	32,114	—	—	—	32,114
Total	$405,634	$69,398	$—	$(2,866)	$472,166
The community banking segment's goodwill increased $69.4 million in the first nine months of 2015 as a result of the acquisitions of Delavan, Suburban, North Bank and CFIS. The specialty finance segment's goodwill decreased $2.9 million in the first nine months of 2015 as a result of foreign currency translation adjustments related to the Canadian acquisitions.
At June 30, 2015, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. The annual goodwill impairment tests of the specialty finance and wealth management segments will be conducted at December 31, 2015.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of September 30, 2015 is as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$34,840	$29,379	$40,438
Accumulated amortization	(16,195)	(17,879)	(27,909)
Net carrying amount	$18,645	$11,500	$12,529
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(1,027)	(941)	(910)
Net carrying amount	$773	$859	$890
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(1,825)	(1,488)	(1,375)
Net carrying amount	$6,115	$6,452	$6,565
Total other intangible assets, net	$25,533	$18,811	$19,984

Estimated amortization
Actual in nine months ended September 30, 2015	$3,297
Estimated remaining in 2015	1,325
Estimated—2016	4,663
Estimated—2017	3,876
Estimated—2018	3,371
Estimated—2019	2,854
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
Total amortization expense associated with finite-lived intangibles totaled approximately $3.3 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively.

(9) Deposits
The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Balance:
Non-interest bearing	$4,705,994	$3,518,685	$3,253,477
NOW and interest bearing demand deposits	2,231,258	2,236,089	2,086,099
Wealth management deposits	1,469,920	1,226,916	1,212,317
Money market	4,001,518	3,651,467	3,744,682
Savings	1,684,007	1,508,877	1,465,250
Time certificates of deposit	4,135,772	4,139,810	4,303,421
Total deposits	$18,228,469	$16,281,844	$16,065,246
Mix:
Non-interest bearing	26%	22%	20%
NOW and interest bearing demand deposits	12	14	13
Wealth management deposits	8	8	8
Money market	22	22	23
Savings	9	9	9
Time certificates of deposit	23	25	27
Total deposits	100%	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.
(10) Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes
The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Federal Home Loan Bank advances	$451,330	$733,050	$347,500
Other borrowings:
Notes payable	71,250	—	—
Securities sold under repurchase agreements	57,590	48,566	32,530
Other	18,466	18,822	18,953
Secured borrowings	112,672	129,077	—
Total other borrowings	259,978	196,465	51,483
Subordinated notes	140,000	140,000	140,000
Total Federal Home Loan Bank advances, other borrowings and subordinated notes	$851,308	$1,069,515	$538,983
Federal Home Loan Bank Advances
Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.
Notes Payable
At September 30, 2015, notes payable represented a $71.3 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014. The agreement consists of the Term Facility and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At September 30, 2015, the Company had an outstanding balance of $71.3 million compared to no outstanding balance at December 31, 2014 under the Term Facility. The Company was required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company is required to make straight-line quarterly amortizing payments on the Term Facility. At September 30, 2015 and December 31, 2014, the Company had no outstanding balance under the Revolving Credit Facility. All borrowings under the Revolving Credit Facility must be repaid by December 14, 2015. Borrowings under the agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 50 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the federal funds rate plus 50 basis points, (b) the lender's prime rate, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points. Borrowings under the agreement that are considered “Eurodollar Rate Loans” bear interest at a rate equal to the sum of (1) 150 basis points (in the case of a borrowing under the Revolving Credit Facility) or 175 basis points (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.20% of the actual daily amount by which the lenders' commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

In prior periods, the Company has had a $101.0 million loan agreement with unaffiliated banks dated as of October 30, 2009, which had been amended at least annually between 2009 and 2014. The agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. In 2013, the Company repaid and terminated the $1.0 million term loan, and amended the agreement, effectively extending the maturity date on the revolving credit facility from October 25, 2013 to November 6, 2014. The agreement was also amended in 2014 effectively extending the term to December 15, 2014 at which time the agreement matured. At September 30, 2014, no amount was outstanding on the $100.0 million revolving credit facility.

Borrowings under the agreements are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2015, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.
Securities Sold Under Repurchase Agreements
At September 30, 2015, December 31, 2014 and September 30, 2014, securities sold under repurchase agreements represent $57.6 million, $48.6 million and $32.5 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2015, the Company had pledged securities related to its customer balances in sweep accounts of $84.0 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale securities portfolio as reflected on the Company’s Consolidated Statements of Condition. The following is a summary of these securities pledged disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

As of September 30, 2015
(Dollars in thousands)	Overnight Sweep Collateral
U.S. Treasury	$10,003
U.S. Government agencies	2,867
Municipal	7,488
Corporate notes:
Financial issuers	15,911
Mortgage-backed:
Mortgage-backed securities	47,758
Total collateral pledged	$84,027
Excess collateral	26,437
Securities sold under repurchase agreements	$57,590

Other Borrowings
Other borrowings at September 30, 2015 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-Rate Promissory Note") related to and secured by an office building owned by the Company. At September 30, 2015, the Fixed-Rate Promissory Note had an outstanding balance of $18.5 million compared to an outstanding balance of $18.8 million and $19.0 million at December 31, 2014 and September 30, 2014, respectively. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017.

Secured Borrowings

In December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The proceeds received from the transaction are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. At September 30, 2015 the translated balance of the secured borrowing under the Receivable Purchase Agreement totaled $112.7 million compared to $129.1 million at December 31, 2014. Additionally, the interest rate under the Receivables Purchase Agreement at September 30, 2015 was 1.3865%.
Subordinated Notes
At September 30, 2015, December 31, 2014 and September 30, 2014, the Company had outstanding subordinated notes totaling $140.0 million. In the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024.
(11) Junior Subordinated Debentures
As of September 30, 2015, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2015. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/2015	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.54%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.13%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	2.93%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.29%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	L+1.45	1.78%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	1.97%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.30%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.30%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.33%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	2.09%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	1.96%	06/2007	09/2037	06/2012
Total			$268,566		2.48%
The junior subordinated debentures totaled $268.6 million at September 30, 2015 compared to $249.5 million at December 31, 2014 and September 30, 2014.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2015, the weighted average contractual interest rate on the junior subordinated debentures was 2.48%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of September 30, 2015, was 3.13%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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
Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. At December 31, 2014 and September 30, 2014, all of the junior subordinated debentures, net of the common securities, were included in the Company's Tier 1 regulatory capital. Starting in 2015, a portion of these junior subordinated debentures still qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At September 30, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2015	September 30, 2014
Net interest income:
Community Banking	$132,542	$121,998	$10,544	9%
Specialty Finance	24,657	21,903	2,754	13
Wealth Management	4,368	3,877	491	13
Total Operating Segments	161,567	147,778	13,789	9
Intersegment Eliminations	3,973	3,892	81	2
Consolidated net interest income	$165,540	$151,670	$13,870	9%
Non-interest income:
Community Banking	$45,574	$38,274	$7,300	19%
Specialty Finance	8,264	8,320	(56)	(1)
Wealth Management	18,362	18,191	171	1
Total Operating Segments	72,200	64,785	7,415	11
Intersegment Eliminations	(7,247)	(6,833)	(414)	(6)
Consolidated non-interest income	$64,953	$57,952	$7,001	12%
Net revenue:
Community Banking	$178,116	$160,272	$17,844	11%
Specialty Finance	32,921	30,223	2,698	9
Wealth Management	22,730	22,068	662	3
Total Operating Segments	233,767	212,563	21,204	10
Intersegment Eliminations	(3,274)	(2,941)	(333)	(11)
Consolidated net revenue	$230,493	$209,622	$20,871	10%
Segment profit:
Community Banking	$22,723	$26,184	$(3,461)	(13)%
Specialty Finance	12,545	10,973	1,572	14
Wealth Management	3,087	3,067	20	1
Consolidated net income	$38,355	$40,224	$(1,869)	(5)%
Segment assets:
Community Banking	$18,505,830	$15,945,744	$2,560,086	16%
Specialty Finance	2,987,236	2,704,591	282,645	10
Wealth Management	550,864	519,010	31,854	6
Consolidated total assets	$22,043,930	$19,169,345	$2,874,585	15%

	Nine months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2015	September 30, 2014
Net interest income:
Community Banking	$382,187	$359,981	$22,206	6%
Specialty Finance	67,041	60,907	6,134	10
Wealth Management	12,837	11,982	855	7
Total Operating Segments	462,065	432,870	29,195	7
Intersegment Eliminations	12,258	11,986	272	2
Consolidated net interest income	$474,323	$444,856	$29,467	7%
Non-interest income:
Community Banking	$146,739	$98,930	$47,809	48%
Specialty Finance	25,270	24,656	614	2
Wealth Management	56,103	54,367	1,736	3
Total Operating Segments	228,112	177,953	50,159	28
Intersegment Eliminations	(21,605)	(20,370)	(1,235)	(6)
Consolidated non-interest income	$206,507	$157,583	$48,924	31%
Net revenue:
Community Banking	$528,926	$458,911	$70,015	15%
Specialty Finance	92,311	85,563	6,748	8
Wealth Management	68,940	66,349	2,591	4
Total Operating Segments	690,177	610,823	79,354	13
Intersegment Eliminations	(9,347)	(8,384)	(963)	(11)
Consolidated net revenue	$680,830	$602,439	$78,391	13%
Segment profit:
Community Banking	$76,821	$73,393	$3,428	5%
Specialty Finance	34,875	30,257	4,618	15
Wealth Management	9,542	9,615	(73)	(1)
Consolidated net income	$121,238	$113,265	$7,973	7%

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
Below is a summary of the interest rate cap derivatives held by the Company as of September 30, 2015:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	September 30, 2015
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	—
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	5
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	2
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	2
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	69
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	13
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	112
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	97
		$796,500		$300
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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2015, December 31, 2014 and September 30, 2014:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	December 31, 2014	September 30, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$216	$1,390	$1,947	$1,329	$1,994	$2,202
Interest rate derivatives designated as Fair Value Hedges	5	52	79	291	—	—
Total derivatives designated as hedging instruments under ASC 815	$221	$1,442	$2,026	$1,620	$1,994	$2,202
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$56,717	$36,399	$31,249	$55,809	$34,927	$29,249
Interest rate lock commitments	11,836	10,028	10,010	—	20	31
Forward commitments to sell mortgage loans	—	23	41	7,713	4,239	3,986
Foreign exchange contracts	260	72	17	56	—	37
Total derivatives not designated as hedging instruments under ASC 815	$68,813	$46,522	$41,317	$63,578	$39,186	$33,303
Total Derivatives	$69,034	$47,964	$43,343	$65,198	$41,180	$35,505
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
During the first quarter of 2014, the Company designated two existing interest rate cap derivatives as cash flow hedges of variable rate deposits. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of September 30, 2015, the Company had two interest rate swaps and two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the nine months ended September 30, 2015 or September 30, 2014. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of September 30, 2015:

	September 30, 2015
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2016	50,000	(862)
October 2016	25,000	(467)
Total Interest Rate Swaps	75,000	(1,329)
Interest Rate Caps:
August 2016	43,500	2
August 2016	216,500	5
September 2017	50,000	112
September 2017	40,000	97
Total Interest Rate Caps	350,000	216
Total Cash Flow Hedges	$425,000	$(1,113)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Unrealized loss at beginning of period	$(4,408)	$(4,695)	$(4,062)	$(3,971)
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	571	553	1,460	1,567
Amount of loss recognized in other comprehensive income	(503)	418	(1,738)	(1,320)
Unrealized loss at end of period	$(4,340)	$(3,724)	$(4,340)	$(3,724)
As of September 30, 2015, the Company estimates that during the next twelve months, $3.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2015, the Company has four interest rate swaps with an aggregate notional amount of $16.7 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net loss of $21,000 in other income related to hedge ineffectiveness for the three months ended September 30, 2015 and no net gain or loss for the three months ended September 30, 2014 and a net loss of $23,000 and $3,000 for the respective year-to-date periods.
On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, the Company has recorded amortization of the basis in the previously hedged item as a reduction to interest income of $43,000 and $129,000 in the three month and nine month periods ended September 30, 2015 and 2014, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of September 30, 2015 and 2014:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Three Months Ended		Amount of (Loss)/Gain Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended
		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swaps	Trading (losses) gains, net	$(323)	$16	$302	$(16)	$(21)	$—

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Losses Recognized in Income on Derivative Nine Months Ended		Amount of Gains Recognized in Income on Hedged Item Nine Months Ended		Income Statement Losses due to Hedge Ineffectiveness Nine Months Ended
		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swaps	Trading (losses) gains, net	$(338)	$(27)	$315	$24	$(23)	$(3)
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At September 30, 2015, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $3.3 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from October 2015 to February 2045.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2015, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $731.1 million and interest rate lock commitments with an aggregate notional amount of approximately $455.7 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of September 30, 2015 the Company held foreign currency derivatives with an aggregate notional amount of approximately $16.3 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized in non-interest income. There were no covered call options outstanding as of September 30, 2015, December 31, 2014 or September 30, 2014.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. As of September 30, 2015, the Company held four interest rate cap derivative contracts, which are not designated in hedge relationships, with an aggregate notional value of $446.5 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swaps and caps	Trading (losses) gains, net	$(275)	$270	$(592)	$(1,144)
Mortgage banking derivatives	Mortgage banking revenue	(4,062)	(562)	(1,669)	(1,770)
Covered call options	Fees from covered call options	2,810	2,107	11,735	4,893
Foreign exchange contracts	Trading (losses) gains, net	113	(12)	133	(23)
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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2015 the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $58.5 million. If the Company had breached any of these provisions at September 30, 2015 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014	September 30, 2015	December 31, 2014	September 30, 2014
Gross Amounts Recognized	$56,938	$37,841	$33,275	$57,429	$36,921	$31,451
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$56,938	$37,841	$33,275	$57,429	$36,921	$31,451
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(614)	(2,771)	(5,417)	(614)	(2,771)	(5,417)
Collateral Posted (1)	—	—	—	(54,410)	(34,150)	(26,034)
Net Credit Exposure	$56,324	$35,070	$27,858	$2,405	$—	$—

(1)
As of December 31, 2014 and September 30, 2014, the Company posted collateral of $43.8 million and $33.9 million, respectively, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At September 30, 2015, the Company classified $68.4 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the third quarter of 2015, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2015 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At September 30, 2015, the Company held $24.5 million of equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At September 30, 2015, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 2.01%-2.43% with an average of 2.22% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At September 30, 2015, the Company classified $7.9 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at September 30, 2015 was 9.15% with discount rates applied ranging from 9%-13%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 9%-29% or a weighted average prepayment speed of 12.93% used as an input to value the pool of mortgage servicing rights at September 30, 2015. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$285,922	$—	$285,922	$—
U.S. Government agencies	645,023	—	645,023	—
Municipal	297,342	—	228,941	68,401
Corporate notes	116,945	—	116,945	—
Mortgage-backed	815,045	—	815,045	—
Equity securities	54,004	—	29,488	24,516
Trading account securities	3,312	—	3,312	—
Mortgage loans held-for-sale	347,005	—	347,005	—
Mortgage servicing rights	7,875	—	—	7,875
Nonqualified deferred compensation assets	8,342	—	8,342	—
Derivative assets	69,034	—	69,034	—
Total	$2,649,849	$—	$2,549,057	$100,792
Derivative liabilities	$65,198	$—	$65,198	$—

	December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$381,805	$—	$381,805	$—
U.S. Government agencies	668,316	—	668,316	—
Municipal	238,529	—	179,576	58,953
Corporate notes	133,579	—	133,579	—
Mortgage-backed	318,710	—	318,710	—
Equity securities	51,139	—	27,428	23,711
Trading account securities	1,206	—	1,206	—
Mortgage loans held-for-sale	351,290	—	351,290	—
Mortgage servicing rights	8,435	—	—	8,435
Nonqualified deferred compensation assets	7,951	—	7,951	—
Derivative assets	47,964	—	47,964	—
Total	$2,208,924	$—	$2,117,825	$91,099
Derivative liabilities	$41,180	$—	$41,180	$—

	September 30, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$378,261	$—	$378,261	$—
U.S. Government agencies	739,752	—	739,752	—
Municipal	187,103	—	136,866	50,237
Corporate notes	134,155	—	134,155	—
Mortgage-backed	291,222	—	291,222	—
Equity securities	52,155	—	28,194	23,961
Trading account securities	6,015	—	6,015	—
Mortgage loans held-for-sale	363,303	—	363,303	—
Mortgage servicing rights	8,137	—	—	8,137
Nonqualified deferred compensation assets	7,927	—	7,927	—
Derivative assets	43,343	—	43,343	—
Total	$2,211,373	$—	$2,129,038	$82,335
Derivative liabilities	$35,505	$—	$35,505	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2015, December 31, 2014 and September 30, 2014 for mortgage loans held-for-sale measured at fair value under ASC 825 was $328.1 million, $327.1 million and $340.0 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $347.0 million, $351.3 million and $363.3 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of September 30, 2015, December 31, 2014 and September 30, 2014.
The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at July 1, 2015	$58,572	$24,996	$8,034
Total net gains (losses) included in:
Net income (1)	—	—	(159)
Other comprehensive income	223	(480)	—
Purchases	10,405	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(799)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2015	$68,401	$24,516	$7,875

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2015	$58,953	$23,711	$8,435
Total net gains (losses) included in:
Net income (1)	—	—	(560)
Other comprehensive income	(287)	805	—
Purchases	21,254	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(11,519)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2015	$68,401	$24,516	$7,875

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at July 1, 2014	$38,053	$24,152	$8,227
Total net gains (losses) included in:
Net income (1)	—	—	(90)
Other comprehensive income	(27)	(191)	—
Purchases	4,129	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(800)	—	—
Net transfers into/(out of) Level 3 (2)	8,882	—	—
Balance at September 30, 2014	$50,237	$23,961	$8,137

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)	Transfers into Level 3 relate to a reclassification of municipal bonds in the current quarter.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2014	$36,386	$22,163	$8,946
Total net gains (losses) included in:
Net income (1)	—	—	(809)
Other comprehensive income	193	1,798	—
Purchases	9,095	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(4,319)	—	—
Net transfers into/(out of) Level 3 (2)	8,882	—	—
Balance at September 30, 2014	$50,237	$23,961	$8,137

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)	Transfers into Level 3 relate to a reclassification of municipal bonds in the current quarter.
Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2015.

	September 30, 2015				Three Months Ended September 30, 2015 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2015 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$73,819	$—	$—	$73,819	$5,262	$11,517
Other real estate owned, including covered other real estate owned (1)	80,524	—	—	80,524	989	4,834
Total	$154,343	$—	$—	$154,343	$6,251	$16,351

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.
Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. A loan restructured in a troubled debt restructuring is an impaired loan according to applicable accounting guidance. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs representing the estimated cost of sale, are generally used on real estate collateral-dependent impaired loans.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At September 30, 2015, the Company had $113.0 million of impaired loans classified as Level 3. Of the $113.0 million of impaired loans, $73.8 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $39.2 million were valued based on discounted cash flows in accordance with ASC 310.
Other real estate owned (including covered other real estate owned)—Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. Fair value is generally based on third party appraisals and internal estimates that are adjusted by a discount representing the estimated cost of sale and is therefore considered a Level 3 valuation.
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for non-covered other real estate owned and covered other real estate owned. At September 30, 2015, the Company had $80.5 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.
The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2015 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$68,401	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Equity Securities	24,516	Discounted cash flows	Discount rate	2.01%-2.43%	2.22%	Decrease
Mortgage Servicing Rights	7,875	Discounted cash flows	Discount rate	9%-13%	9.15%	Decrease
			Constant prepayment rate (CPR)	9%-29%	12.93%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$73,819	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real estate owned	80,524	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2015		At December 31, 2014		At September 30, 2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$250,655	$250,655	$230,707	$230,707	$287,416	$287,416
Interest bearing deposits with banks	701,106	701,106	998,437	998,437	620,370	620,370
Available-for-sale securities	2,214,281	2,214,281	1,792,078	1,792,078	1,782,648	1,782,648
Trading account securities	3,312	3,312	1,206	1,206	6,015	6,015
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	90,308	90,308	91,582	91,582	80,951	80,951
Brokerage customer receivables	28,293	28,293	24,221	24,221	26,624	26,624
Mortgage loans held-for-sale, at fair value	347,005	347,005	351,290	351,290	363,303	363,303
Total loans	16,484,820	17,284,375	14,636,107	15,346,266	14,306,664	15,001,394
Mortgage servicing rights	7,875	7,875	8,435	8,435	8,137	8,137
Nonqualified deferred compensation assets	8,342	8,342	7,951	7,951	7,927	7,927
Derivative assets	69,034	69,034	47,964	47,964	43,343	43,343
FDIC indemnification asset	—	—	11,846	11,846	27,359	27,359
Accrued interest receivable and other	192,572	192,572	169,156	169,156	170,517	170,517
Total financial assets	$20,397,603	$21,197,158	$18,370,980	$19,081,139	$17,731,274	$18,426,004
Financial Liabilities
Non-maturity deposits	$14,092,697	$14,092,697	$12,142,034	$12,142,034	$11,761,825	$11,761,825
Deposits with stated maturities	4,135,772	4,137,856	4,139,810	4,143,161	4,303,421	4,303,717
Federal Home Loan Bank advances	451,330	459,154	733,050	738,113	347,500	352,516
Other borrowings	259,978	259,978	196,465	197,883	51,483	51,483
Subordinated notes	140,000	142,953	140,000	143,639	140,000	142,720
Junior subordinated debentures	268,566	268,058	249,493	250,305	249,493	250,452
Derivative liabilities	65,198	65,198	41,180	41,180	35,505	35,505
Accrued interest payable	11,364	11,364	8,001	8,001	8,995	8,995
Total financial liabilities	$19,424,905	$19,437,258	$17,650,033	$17,664,316	$16,898,222	$16,907,213

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
(15) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Outstanding awards under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan will be made pursuant to the 2015 Plan. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

The Plans permit the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted share or unit awards, performance awards settled in shares of common stock and other incentive awards based in whole or in part by reference to the Company’s common stock. The Company historically awarded stock-based compensation in the form of time-vested non-qualified stock options and time-vested restricted share unit awards (“restricted shares”). The grants of options provide for the purchase of shares of the Company’s common stock at the fair market value of the stock on the date the options are granted. Stock options under the 2015 Plan and the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of 10 years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested non-qualified stock options and performance-based stock and cash awards. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% (for 2015 awards) or 200% (for prior awards) of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors.

Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Expected life of options granted since the inception of the LTIP awards has been based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options, and the risk-free interest rate
The following table presents the weighted average assumptions used to determine the fair value of options granted in the nine month periods ending September 30, 2015 and 2014.

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Expected dividend yield	0.9%	0.4%
Expected volatility	26.5%	30.8%
Risk-free rate	1.3%	0.7%
Expected option life (in years)	4.5	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of projected performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.5 million in the third quarter of 2015 and $2.2 million in the third quarter of 2014, and $7.8 million and $8.1 million for the year-to-date periods, respectively. The first quarter of 2014 included a $2.1 million charge for a modification to the performance measurement criteria related to the 2011 LTIP performance-based stock grants that were vested and paid out in the first quarter of 2014. The cost of the modification was determined based on the stock price on the date of re-measurement and paid to the holders of the performance-based stock awards in cash.
A summary of the Company's stock option activity for the nine months ended September 30, 2015 and September 30, 2014 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2015	1,618,426	$43.00
Conversion of options of acquired company	16,364	21.18
Granted	502,517	44.36
Exercised	(258,836)	43.14
Forfeited or canceled	(277,150)	53.64
Outstanding at September 30, 2015	1,601,321	$41.34	4.7	$19,378
Exercisable at September 30, 2015	715,101	$37.52	3.2	$11,376

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2014	1,524,672	$42.00
Granted	366,478	46.85
Exercised	(139,928)	33.90
Forfeited or canceled	(99,147)	50.61
Outstanding at September 30, 2014	1,652,075	$43.24	3.4	$8,133
Exercisable at September 30, 2014	1,050,665	$43.86	2.1	$5,851

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2015 and September 30, 2014 was $9.72 and $11.96, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014, was $2.3 million and $1.8 million, respectively.

A summary of the Plans' restricted share activity for the nine months ended September 30, 2015 and September 30, 2014 is presented below:

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	146,112	$47.45	181,522	$43.39
Granted	15,657	45.81	12,313	46.04
Vested and issued	(20,409)	39.07	(51,978)	35.12
Forfeited	(2,400)	36.81	(6,752)	37.95
Outstanding at September 30	138,960	$48.68	135,105	$47.09
Vested, but not issuable at September 30	85,000	$51.88	85,000	$51.88

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2015 and September 30, 2014 is presented below:

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	295,679	$38.18	307,512	$34.01
Granted	106,017	44.35	93,535	46.85
Vested and issued	(78,590)	31.10	(15,944)	33.25
Forfeited	(33,854)	32.74	(89,424)	33.78
Outstanding at September 30	289,252	$43.00	295,679	$38.18

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

Series C Preferred Stock

In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in an equity offering. If declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In the first nine months of 2015, pursuant to such terms, 155 shares of the Series C Preferred Stock were converted at the option of the respective holders into 3,767 shares of the Company's common stock. In 2014, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82, subject to customary anti-dilution adjustments, and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first nine months of 2015, certain holders of the interest in the warrant exercised 554,065 warrant shares at the exercise price, which resulted in 304,915 shares of common stock issued. At September 30, 2015, all remaining holders of the interest in the warrant are able to exercise 383,352 warrant shares.

Other

In July 2015, the Company issued 388,573 shares of its common stock in the acquisition of CFIS. In January 2015, the Company issued 422,122 shares of its common stock in the acquisition of Delavan.

At the January 2015 Board of Directors meeting, a quarterly cash dividend of $0.11 per share ($0.44 on an annualized basis) was declared. It was paid on February 19, 2015 to shareholders of record as of February 5, 2015. At the April 2015 Board of Directors meeting, a quarterly cash dividend of $0.11 per share ($0.44 on an annualized basis) was declared. It was paid on May 21, 2015 to shareholders of record as of May 7, 2015. At the July 2015 Board of Directors meeting, a quarterly cash dividend of $0.11 per share ($0.44 on an annualized basis) was declared. It was paid on August 20, 2015 to shareholders of record as of August 6, 2015.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at July 1, 2015	$(26,333)	$(2,727)	$(32,811)	$(61,871)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	18,995	(287)	(6,337)	12,371
Amount reclassified from accumulated other comprehensive income (loss), net of tax	60	347	—	407
Net other comprehensive income (loss) during the period, net of tax	$19,055	$60	$(6,337)	$12,778
Balance at September 30, 2015	$(7,278)	$(2,667)	$(39,148)	$(49,093)

Balance at January 1, 2015	$(9,533)	$(2,517)	$(25,282)	$(37,332)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	2,499	(1,027)	(13,866)	(12,394)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	(244)	877	—	633
Net other comprehensive income (loss) during the period, net of tax	$2,255	$(150)	$(13,866)	$(11,761)
Balance at September 30, 2015	$(7,278)	$(2,667)	$(39,148)	$(49,093)

Balance at July 1, 2014	$(24,003)	$(2,898)	$(7,602)	$(34,503)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	812	252	(9,685)	(8,621)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	91	333	—	424
Net other comprehensive income (loss) during the period, net of tax	$903	$585	$(9,685)	$(8,197)
Balance at September 30, 2014	$(23,100)	$(2,313)	$(17,287)	$(42,700)

Balance at January 1, 2014	$(53,665)	$(2,462)	$(6,909)	$(63,036)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	30,251	(795)	(10,378)	19,078
Amount reclassified from accumulated other comprehensive income (loss), net of tax	314	944	—	1,258
Net other comprehensive income (loss) during the period, net of tax	$30,565	$149	$(10,378)	$20,336
Balance at September 30, 2014	$(23,100)	$(2,313)	$(17,287)	$(42,700)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2015	2014	2015	2014
Accumulated unrealized losses on securities
(Losses) gains included in net income	$(98)	$(153)	$402	$(522)	(Losses) gains on available-for-sale securities, net
	(98)	(153)	402	(522)	Income before taxes
Tax effect	$38	$62	$(158)	$208	Income tax expense
Net of tax	$(60)	$(91)	$244	$(314)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$92	$—	$92	$—	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	479	553	$1,350	$1,567	Interest on junior subordinated debentures
	(571)	(553)	(1,442)	(1,567)	Income before taxes
Tax effect	$224	$220	$565	$623	Income tax expense
Net of tax	$(347)	$(333)	$(877)	$(944)	Net income
Earnings per Share
The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(In thousands, except per share data)		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income		$38,355	$40,224	$121,238	$113,265
Less: Preferred stock dividends and discount accretion		4,079	1,581	7,240	4,743
Net income applicable to common shares—Basic	(A)	34,276	38,643	113,998	108,522
Add: Dividends on convertible preferred stock, if dilutive		1,579	1,581	4,740	4,743
Net income applicable to common shares—Diluted	(B)	35,855	40,224	118,738	113,265
Weighted average common shares outstanding	(C)	48,158	46,639	47,658	46,453
Effect of dilutive potential common shares
Common stock equivalents		978	1,166	1,070	1,274
Convertible preferred stock, if dilutive		3,071	3,075	3,071	3,075
Total dilutive potential common shares		4,049	4,241	4,141	4,349
Weighted average common shares and effect of dilutive potential common shares	(D)	52,207	50,880	51,799	50,802
Net income per common share:
Basic	(A/C)	$0.71	$0.83	$2.39	$2.34
Diluted	(B/D)	$0.69	$0.79	$2.29	$2.23
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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 2015 compared with December 31, 2014 and September 30, 2014, and the results of operations for the three and nine month periods ended September 30, 2015 and 2014, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2014 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Third Quarter Highlights

The Company recorded net income of $38.4 million for the third quarter of 2015 compared to $40.2 million in the third quarter of 2014. The results for the third quarter of 2015 demonstrate continued operating strengths including strong loan growth, increased mortgage banking revenues, higher customer interest rate swap fees and stable credit quality metrics. The slight decrease in net income between the third quarter of 2015 compared to the third quarter of 2014 is partially attributable to acquisition related charges in the current quarter and higher salary and employee benefit costs caused by the addition of employees from the various acquisitions and higher staffing levels as the Company grows.

The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $14.1 billion at September 30, 2014 and $14.4 billion at December 31, 2014 to $16.3 billion at September 30, 2015. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative, growth in the commercial real estate and life insurance premium finance receivables portfolios and acquisitions during the period. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Financial Statements presented under Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the third quarter of 2015, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources including the issuance of Series D preferred stock in the second quarter of 2015. At September 30, 2015, the Company had approximately $951.8 million in overnight liquid funds and interest-bearing deposits with banks.

The Company recorded net interest income of $165.5 million in the third quarter of 2015 compared to $151.7 million in the third quarter of 2014. The higher level of net interest income recorded in the third quarter of 2015 compared to the third quarter of 2014 resulted primarily from a $2.1 billion increase in the balance of average loans, excluding covered loans. The increase in average loans, excluding covered loans, was partially offset by a 17 basis point decline in the yield on earning assets, an increase in interest bearing deposits, an increase in borrowings under the Company's term credit facility at the end of the second quarter of 2015 and the completion of the Canadian secured borrowing transaction at the end of the fourth quarter of 2014.

Non-interest income totaled $65.0 million in the third quarter of 2015, an increase of $7.0 million, or 12%, compared to the third quarter of 2014. The increase in the third quarter of 2015 compared to the third quarter of 2014 was primarily attributable to an increase in mortgage banking revenues, higher fees from covered call options, higher interest rate swap fees, and an increase in service charges on deposits (see “-Non-Interest Income” for further detail).

Non-interest expense totaled $160.0 million in the third quarter of 2015, increasing $21.5 million, or 16%, compared to the third quarter of 2014. The increase compared to the third quarter of 2014 was primarily attributable to acquisition related charges in the current quarter, higher salary and employee benefit costs caused by the addition of employees from the various acquisitions, and higher staffing levels as the Company grows as well as higher commissions and incentive compensation, increased equipment and occupancy, data processing and professional fees, and higher marketing expenses, partially offset by a decrease in OREO expenses (see “-Non-Interest Expense” for further detail).

The Current Economic Environment

The economic environment in the third quarter of 2015 was characterized by continued low interest rates and renewed competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

Net Interest Income

The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing deposits. These deposits as a percentage of total deposits were 26% as of September 30, 2015 as compared to 20% as of September 30, 2014. In the current quarter, the Company's net interest margin declined slightly to 3.33% as compared to 3.46% in the third quarter of 2014 primarily as a result of a reduction in loan yields due to pricing pressures, run-off of the covered loan portfolio, an increase in borrowings under the Company's term credit facility at the end of the second quarter of 2015 and the completion of the Canadian secured borrowing transaction at the end of the fourth quarter of 2014. However, as a result of the growth in earnings assets and improvement in funding mix, the Company increased net interest income by $13.9 million in the third quarter of 2015 compared to the third quarter of 2014.

The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In the third quarter of 2015, the Company recognized $2.8 million in fees on covered call options.

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

Non-Interest Income

In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of September 30, 2015, the Company held four interest rate cap derivatives with a total notional value of $446.5 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the cap values are recorded in earnings. In the third quarter of 2015, the Company recognized $184,000 in trading losses related to the mark to market of these interest rate caps. For more information, see Note 13 "Derivatives" of the Financial Statements presented under Item 1 of this report.

The current interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $27.9 million in the third quarter of 2015 and $26.7 million in the third quarter of 2014, representing 12% of total net revenue for the third quarter of 2015 and 13% for the third quarter of 2014. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. In the third quarter of 2015, approximately 72% of originations were mortgages associated with new home purchases while 28% of originations were related to refinancing of mortgages. Assuming the housing market continues to improve and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.

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

Credit Quality

The Company’s credit quality metrics remained relatively stable in the third quarter of 2015 compared to the quarter ended December 31, 2014 and the quarter ended September 30, 2014. The Company continues to actively address non-performing assets and remains disciplined in its approach to growth without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.

In particular:

•
The Company’s provision for credit losses, excluding covered loans, in the third quarter of 2015 totaled $8.7 million, an increase of $2.7 million when compared to the third quarter of 2014. Net charge-offs decreased to $5.7 million in the third quarter of 2015 (which included a $1.7 million net charge-off related to commercial real estate loans) compared to $7.0 million for the same period in 2014 (of which $4.2 million related to commercial real estate loans).

•
The Company’s allowance for loan losses, excluding covered loans, totaled $103.0 million at September 30, 2015, reflecting an increase of $12.0 million, or 13%, when compared to the same period in 2014 and an increase of $11.3 million, or 16% annualized, when compared to December 31, 2014. At September 30, 2015, approximately $44.1 million, or 43%, of the allowance for loan losses, excluding covered loans, was associated with commercial real estate loans and another $34.0 million, or 33%, was associated with commercial loans.

•
The Company has significant exposure to commercial real estate. At September 30, 2015, $5.3 billion, or 33%, of our loan portfolio, excluding covered loans, was commercial real estate, with approximately 87% located in our market area. As of September 30, 2015, the commercial real estate loan portfolio, excluding PCI loans, was comprised of $426.3 million related to land, residential and commercial construction, $790.3 million related to office buildings, $785.8 million related to retail, $636.1 million related to industrial use, $687.7 million related to multi-family and $1.8 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of changes in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of September 30, 2015, the Company had approximately $28.6 million of non-performing commercial real estate loans representing approximately 0.5% of the total commercial real estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, was $86.0 million (of which $28.6 million, or 33%, was related to commercial real estate) at September 30, 2015, an increase of approximately $7.3 million compared to December 31, 2014 and an increase of $4.9 million compared to September 30, 2014. Non-performing loans increased compared to the prior year quarter primarily due to a single customer relationship totaling $9.3 million being placed in nonaccrual status at quarter-end.

•
The Company’s other real estate owned, excluding covered other real estate owned, increased to $51.9 million during the third quarter of 2015, compared to $45.6 million at December 31, 2014 and $50.4 million at September 30, 2014. The $51.9 million of other real estate owned as of September 30, 2015 was comprised of $3.1 million of residential real estate development property, $36.2 million of commercial real estate property and $12.6 million of residential real estate property.

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

During the third quarter of 2015, the Company restructured $222,000 of certain loans in TDRs, by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At September 30, 2015, approximately $59.3 million in loans had terms modified in TDRs, with $49.2 million of these TDRs in accruing status (see “-Loan Portfolio and Asset Quality” for further detail).

Trends in Our Three Operating Segments During the Third Quarter

Community Banking

Net interest income. Net interest income for the community banking segment totaled $132.5 million for the third quarter of 2015. Net interest income has increased steadily in recent quarters primarily due to growth in earning assets. The earning asset growth has occurred as a result of the Company's commercial banking initiative as well as franchise expansion through acquisitions.

Funding mix and related costs. Community banking profitability has been bolstered in recent quarters as the Company funded strong loan growth with a more desirable blend of funds. Additionally, non-interest bearing deposits have grown as a result of the Company’s commercial banking initiative and fixed term certificates of deposit have been running off and renewing at lower rates.

Level of non-performing loans and other real estate owned. The Company's credit quality measures have remained stable in recent quarters. The level of non-performing loans and other real estate owned has declined as the Company remains committed to the timely resolution of non-performing assets.

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

Specialty Finance

Financing of Commercial Insurance Premiums. First Insurance Funding Corporation ("FIFC") and First Insurance Funding of Canada, Inc. ("FIFC Canada") originated approximately $1.4 billion of commercial insurance premium finance loans in the third quarter of 2015, relatively unchanged as compared to $1.5 billion in the second quarter of 2015 and $1.4 billion in the third quarter of 2014.

Financing of Life Insurance Premiums. FIFC originated approximately $206.9 million in life insurance premium finance loans in the third quarter of 2015 compared to $221.1 million in the second quarter of 2015 and $158.1 million in the third quarter of 2014. The increase in originations in the current quarter compared to the same period of 2014 is primarily a result of increased demand for financed life insurance.

For more information regarding our specialty finance business, please see “Overview and Strategy—Specialty Finance” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Wealth Management Activities

The wealth management segment recorded stable revenue in the third quarter of 2015 as compared to the second quarter of 2015 and the third quarter of 2014. The wealth management segment declined slightly in the current quarter as wealth management revenue decreased by 2% compared to the second quarter of 2015 and increased 3% as compared to the third quarter of 2014. The increase in revenue in 2015 compared to the prior year period is mostly attributable to continued growth in assets under management due to new customers, as well as market appreciation.

For more information regarding our wealth management business, please see “Overview and Strategy—Wealth Management” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Acquisition Transactions

Acquisition of Community Financial Shares, Inc.
On July 24, 2015, the Company completed its acquisition of Community Financial Shares, Inc ("CFIS"). CFIS was the parent company of Community Bank - Wheaton/Glen Ellyn ("CBWGE"). CBWGE was merged into the Company's wholly-owned subsidiary Wheaton Bank & Trust Company ("Wheaton Bank"). In addition to the banking facilities the Company acquired approximately $159.5 million of loans, and assumed approximately $290.0 million of deposits.

Acquisition of Suburban Illinois Bancorp, Inc.

On July 17, 2015, the Company completed its acquisition of Suburban Illinois Bancorp, Inc. ("Suburban"). Suburban was the parent company of Suburban Bank & Trust Company ("SBT"). SBT was merged into the Company's wholly-owned subsidiary Hinsdale Bank & Trust Company ("Hinsdale Bank"). In addition to the banking facilities, the Company acquired approximately $257.8 million of loans, and assumed approximately $416.7 million of deposits.

Acquisition of North Bank

On July 1, 2015, the Company, through its wholly-owned subsidiary Wintrust Bank, completed its acquisition of North Bank. Through this transaction the Company acquired two banking locations in downtown Chicago. In addition to the banking facilities, the Company acquired approximately $51.6 million of loans, and assumed approximately $100.3 million of deposits.

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

RESULTS OF OPERATIONS
Earnings Summary
The Company’s key operating measures for the three and nine months ended September 30, 2015, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2015	September 30, 2014	Percentage (%) or Basis Point (bp) Change
Net income	$38,355	$40,244	(5)%
Net income per common share—Diluted	0.69	0.79	(13)
Net revenue (1)	230,493	209,622	10
Net interest income	165,540	151,670	9
Net interest margin (2)	3.33%	3.46%	(13) bp
Net overhead ratio (2) (3)	1.74	1.67	7
Efficiency ratio (2) (4)	69.02	65.76	326
Return on average assets	0.70	0.83	(13)
Return on average common equity	6.60	8.09	(149)
Return on average tangible common equity	8.88	10.59	(171)

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2015	September 30, 2014	Percentage (%) or Basis Point (bp) Change
Net income	$121,238	$113,265	7%
Net income per common share—Diluted	2.29	2.23	3
Net revenue (1)	680,830	602,439	13
Net interest income	474,323	444,856	7
Net interest margin (2)	3.39%	3.56%	(17) bp
Net overhead ratio (2) (3)	1.66	1.78	(12)
Efficiency ratio (2) (4)	67.50	66.65	85
Return on average assets	0.79	0.82	(3)
Return on average common equity	7.53	7.86	(33)
Return on average tangible common equity	9.90	10.25	(35)
At end of period
Total assets	$22,043,930	$19,169,345	15%
Total loans, excluding loans held-for-sale, excluding covered loans	16,316,211	14,052,059	16
Total loans, including loans held-for-sale, excluding covered loans	16,663,216	14,415,362	16
Total deposits	18,228,469	16,065,246	13
Total shareholders’ equity	2,335,736	2,028,508	15
Tangible common equity ratio (TCE) (2)	7.4%	7.9%	(50) bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	8.0%	8.6%	(60)
Book value per common share (2)	$43.12	$40.74	6%
Tangible common book value per share (2)	32.83	31.60	4
Market price per common share	53.43	44.67	20
Excluding covered loans:
Allowance for credit losses to total loans (5)	0.64%	0.65%	(1) bp
Non-performing loans to total loans	0.53%	0.58%	(5) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

SUPPLEMENTAL FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United
States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income(including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible common equity ratio, tangible common book value per share and return on average tangible common equity. In addition, certain operating measures and ratios are adjusted for acquisition related charges. These operating measures and ratios include operating net income, the efficiency ratio, the net overhead ratio, return on average assets, return on average common equity, return on average tangible common equity and net income per diluted common share. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers operating net income, which is reported net income excluding acquisition related charges, as a useful measure of operating performance. Acquisition related charges are specific costs incurred by the Company as a result of an acquisition that are not expected to continue in subsequent periods. The Company excludes acquisition related charges from reported net income as well as certain operating measures and ratios noted above to provide better comparability between periods.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2015	2014	2015	2014
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$185,379	$170,676	$530,977	$498,552
Taxable-equivalent adjustment:
- Loans	346	315	1,001	827
- Liquidity Management Assets	841	502	2,355	1,445
- Other Earning Assets	10	11	44	17
Interest Income - FTE	$186,576	$171,504	$534,377	$500,841
(B) Interest Expense (GAAP)	19,839	19,006	56,654	53,696
Net interest income - FTE	$166,737	$152,498	$477,723	$447,145
(C) Net Interest Income (GAAP) (A minus B)	$165,540	$151,670	$474,323	$444,856
(D) Net interest margin (GAAP)	3.31%	3.45%	3.36%	3.54%
Net interest margin - FTE	3.33%	3.46%	3.39%	3.56%
(E) Efficiency ratio (GAAP)	69.38%	66.02%	67.84%	66.90%
Efficiency ratio - FTE	69.02%	65.76%	67.50%	66.65%
Efficiency ratio - Adjusted for acquisition related charges	66.67%	65.76%	66.43%	66.65%
(F) Net Overhead Ratio (GAAP)	1.74%	1.67%	1.66%	1.78%
Net Overhead Ratio - Adjusted for acquisition related charges	1.63%	1.67%	1.61%	1.78%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,335,736	$2,028,508
(G) Less: Convertible preferred stock	(126,312)	(126,467)
Less: Non-convertible preferred stock	(125,000)	—
Less: Intangible assets	(497,699)	(426,588)
(H) Total tangible common shareholders’ equity	$1,586,725	$1,475,453
Total assets	$22,043,930	$19,169,345
Less: Intangible assets	(497,699)	(426,588)
(I) Total tangible assets	$21,546,231	$18,742,757
Tangible common equity ratio (H/I)	7.4%	7.9%
Tangible common equity ratio, assuming full conversion of convertible preferred stock ((H-G)/I)	8.0%	8.6%
Calculation of book value per share
Total shareholders’ equity	$2,335,736	$2,028,508
Less: Preferred stock	(251,312)	(126,467)
(J) Total common equity	$2,084,424	$1,902,041
(K) Actual common shares outstanding	48,337	46,691
Book value per common share (J/K)	$43.12	$40.74
Tangible common book value per share (H/K)	$32.83	$31.60

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2015	2014	2015	2014
Calculation of return on average assets
(L) Net income	$38,355	$40,224	$121,238	$113,265
Add: Acquisition related charges, net of tax	3,445	—	4,575	—
(M) Operating net income	41,800	40,224	125,813	113,265
(N) Total average assets	21,688,450	19,127,346	20,597,383	18,474,609
Return on average assets, annualized (L/N)	0.70%	0.83%	0.79%	0.82%
Return on average assets, adjusted for acquisition related charges, annualized (M/N)	0.76%	0.83%	0.82%	0.82%
Calculation of return on average common equity
(O) Net income applicable to common shares	34,276	38,643	113,998	108,522
(P) Add: Acquisition related charges, net of tax	3,445	—	4,575	—
(Q) Add: After-tax intangible asset amortization	833	739	2,046	2,159
(R) Tangible operating net income applicable to common shares	38,554	39,382	120,619	110,681
Total average shareholders' equity	2,310,511	2,020,903	2,194,384	1,972,425
Less: Average preferred stock	(251,312)	(126,467)	(171,238)	(126,472)
(S) Total average common shareholders' equity	2,059,199	1,894,436	2,023,146	1,845,953
Less: Average intangible assets	(490,583)	(419,125)	(455,787)	(402,848)
(T) Total average tangible common shareholders’ equity	1,568,616	1,475,311	1,567,359	1,443,105
Return on average common equity, annualized (O/S)	6.60%	8.09%	7.53%	7.86%
Return on average common equity, adjusted for acquisition related charges, annualized ((O+P)/S)	7.26%	8.09%	7.82%	7.86%
Return on average tangible common equity, annualized ((O+Q)/T)	8.88%	10.59%	9.90%	10.25%
Return on average tangible common equity, adjusted for acquisition related charges, annualized (R/T)	9.73%	10.59%	10.26%	10.25%
Calculation of net income per common share - diluted
(U) Net income applicable to common shares - Diluted	35,855	40,224	118,738	113,265
Add: Acquisition related charges, net of tax	3,445	—	4,575	—
(V) Net income applicable to common shares - Diluted, adjusted for acquisition related charges	39,300	40,224	123,313	113,265
Weighted average common shares and effect of dilutive potential common shares (W)	52,207	50,880	51,799	50,802
Net income per common share - Diluted (U/W)	0.69	0.79	2.29	2.23
Net income per common share - Diluted, adjusted for acquisition related charges (V/W)	0.75	0.79	2.38	2.23

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
Net Income
Net income for the quarter ended September 30, 2015 totaled $38.4 million, an decrease of $1.9 million, or 5%, compared to the third quarter of 2014. On a per share basis, net income for the third quarter of 2015 totaled $0.69 per diluted common share compared to $0.79 in the third quarter of 2014.
The most significant factors impacting net income for the third quarter of 2015 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets, higher mortgage banking revenue due to a favorable mortgage banking environment, higher fees from covered call options and service charges on deposit accounts, and higher customer interest rate swap fees. These improvements were offset by an increase in non-interest expense attributable to acquisition related charges in the current quarter, higher salary and employee benefit costs caused by the addition of employees from the various acquisitions and higher staffing levels as the Company grows as well as higher commissions and incentive compensation, increased equipment and occupancy, data processing and professional fees, and higher marketing expenses.

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

Quarter Ended September 30, 2015 compared to the Quarters Ended June 30, 2015 and September 30, 2014
The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the third quarter of 2015 as compared to the second quarter of 2015 (sequential quarters) and third quarter of 2014 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	June 30, 2015	September 30, 2014
Liquidity management assets(1)(2)(7)	$3,140,782	$2,709,176	$2,814,720	$18,165	$15,949	$14,423	2.29%	2.36%	2.03%
Other earning assets(2)(3)(7)	30,990	32,115	28,702	234	283	232	3.00	3.54	3.21
Loans, net of unearned income(2)(4)(7)	16,509,001	15,632,875	14,359,467	165,572	156,970	151,540	3.98	4.03	4.19
Covered loans	174,768	202,663	262,310	2,605	3,181	5,309	5.91	6.30	8.03
Total earning assets(7)	$19,855,541	$18,576,829	$17,465,199	$186,576	$176,383	$171,504	3.73%	3.81%	3.90%
Allowance for loan and covered loan losses	(106,091)	(101,211)	(96,463)
Cash and due from banks	251,289	236,242	237,402
Other assets	1,687,711	1,545,136	1,521,208
Total assets	$21,688,450	$20,256,996	$19,127,346

Interest-bearing deposits	$13,489,651	$13,115,453	$12,695,780	$12,436	$11,996	$12,298	0.37%	0.37%	0.38%
Federal Home Loan Bank advances	402,646	347,656	380,083	2,458	1,812	2,641	2.42	2.09	2.76
Other borrowings	272,782	193,660	54,653	1,045	787	200	1.52	1.63	1.45
Subordinated notes	140,000	140,000	140,000	1,776	1,777	1,776	5.08	5.07	5.07
Junior subordinated notes	264,974	249,493	249,493	2,124	1,977	2,091	3.14	3.13	3.28
Total interest-bearing liabilities	$14,570,053	$14,046,262	$13,520,009	$19,839	$18,349	$19,006	0.54%	0.52%	0.56%
Non-interest bearing deposits	4,473,632	3,725,728	3,233,937
Other liabilities	334,254	328,878	352,497
Equity	2,310,511	2,156,128	2,020,903
Total liabilities and shareholders’ equity	$21,688,450	$20,256,996	$19,127,346
Interest rate spread(5)(7)							3.19%	3.29%	3.34%
Net free funds/contribution(6)	$5,285,488	$4,530,567	$3,945,190				0.14%	0.12%	0.12%
Net interest income/ margin(7)				$166,737	$158,034	$152,498	3.33%	3.41%	3.46%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014 were $1.2 million, $1.1 million and $828,000, respectively.

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

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The following table presents a summary of the Company's net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 :

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Liquidity management assets(1)(2)(7)	$2,907,284	$2,690,422	$50,328	$43,805	2.31%	2.18%
Other earning assets(2)(3)(7)	30,286	28,363	718	661	3.17	3.12
Loans, net of unearned income(2)(4)(7)	15,730,009	13,786,669	473,857	437,030	4.03	4.24
Covered loans	197,069	293,349	9,474	19,345	6.43	8.82
Total earning assets(7)	$18,864,648	$16,798,803	$534,377	$500,841	3.79%	3.99%
Allowance for loan and covered loan losses	(101,440)	(101,624)
Cash and due from banks	245,745	231,199
Other assets	1,588,430	1,546,231
Total assets	$20,597,383	$18,474,609

Interest-bearing deposits	$13,158,498	$12,369,241	$36,246	$35,980	0.37%	0.39%
Federal Home Loan Bank advances	369,443	405,246	6,426	7,989	2.33	2.64
Other borrowings	220,763	148,549	2,620	1,460	1.59	1.31
Subordinated notes	140,000	56,410	5,328	2,130	5.07	5.03
Junior subordinated notes	254,710	249,493	6,034	6,137	3.12	3.24
Total interest-bearing liabilities	$14,143,414	$13,228,939	$56,654	$53,696	0.53%	0.54%
Non-interest bearing deposits	3,931,194	2,948,961
Other liabilities	328,391	324,284
Equity	2,194,384	1,972,425
Total liabilities and shareholders’ equity	$20,597,383	$18,474,609
Interest rate spread(5)(7)					3.26%	3.45%
Net free funds/contribution(6)	$4,721,234	$3,569,864			0.13%	0.11%
Net interest income/ margin(7)			$477,723	$447,145	3.39%	3.56%

(1)	Liquidity management assets include available-for-sale securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2015 and September 30, 2014 were $3.4 million and $2.3 million, respectively.

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

Analysis of Changes in Tax-equivalent Net Interest Income
The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended September 30, 2015 to June 30, 2015 and September 30, 2014, and the nine month periods ended September 30, 2015 and September 30, 2014. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2015 Compared to Second Quarter of 2015	Third Quarter of 2015 Compared to Third Quarter of 2014	First Nine Months of 2015 Compared to First Nine Months of 2014
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$158,034	$152,498	$447,145
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	9,654	19,770	52,920
Change due to interest rate fluctuations (rate)	(2,669)	(5,531)	(22,342)
Change due to number of days in each period	1,718	—	—
Tax-equivalent net interest income for the period ended September 30, 2015	$166,737	$166,737	$477,723

Non-interest Income
For the third quarter of 2015, non-interest income totaled $65.0 million, an increase of $7.0 million, or 12%, compared to the third quarter of 2014. On a year-to-date basis, non-interest income for the first nine months of 2015 totaled $206.5 million and increased $48.9 million compared to the same period in 2014. The increases in both periods are mostly due to increases in mortgage banking revenue, fees from covered call options, service charges on deposit accounts and customer interest rate swap fees.
The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$	%
(Dollars in thousands)	September 30, 2015	September 30, 2014	Change	Change
Brokerage	$6,579	$7,185	$(606)	(8)%
Trust and asset management	11,664	10,474	1,190	11
Total wealth management	18,243	17,659	584	3
Mortgage banking	27,887	26,691	1,196	4
Service charges on deposit accounts	7,403	6,084	1,319	22
Losses on available-for-sale securities, net	(98)	(153)	55	(36)
Fees from covered call options	2,810	2,107	703	33
Trading (losses) gains, net	(135)	293	(428)	NM
Other:
Interest rate swap fees	2,606	1,207	1,399	NM
BOLI	212	652	(440)	(67)
Administrative services	1,072	990	82	8
Miscellaneous	4,953	2,422	2,531	NM
Total Other	8,843	5,271	3,572	68
Total Non-Interest Income	$64,953	$57,952	$7,001	12%

	Nine Months Ended		$	%
(Dollars in thousands)	September 30, 2015	September 30, 2014	Change	Change
Brokerage	$20,181	$22,546	$(2,365)	(10)%
Trust and asset management	34,638	30,148	4,490	15
Total wealth management	54,819	52,694	2,125	4
Mortgage banking	91,694	66,923	24,771	37
Service charges on deposit accounts	20,174	17,118	3,056	18
Gains (losses) on available-for-sale securities, net	402	(522)	924	NM
Fees from covered call options	11,735	4,893	6,842	NM
Trading losses, net	(452)	(1,102)	650	(59)
Other:
Interest rate swap fees	7,144	3,350	3,794	NM
BOLI	3,158	2,039	1,119	55
Administrative services	3,151	2,786	365	13
Miscellaneous	14,682	9,404	5,278	56
Total Other	28,135	17,579	10,556	60
Total Non-Interest Income	$206,507	$157,583	$48,924	31%

NM - Not Meaningful
The significant changes in non-interest income for the three and nine month periods ended September 30, 2015 compared to the three and nine month periods ended September 30, 2014 are discussed below.

Wealth management revenue totaled $18.2 million in the third quarter of 2015 compared to $17.7 million in the third quarter of 2014, an increase of 3%. On a year-to-date basis, wealth management revenues totaled $54.8 million for the first nine months of 2015, compared to $52.7 million for the first nine months of 2014. The increase in the current year periods is primarily attributable to growth in assets under management from new customers. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, money managed fees and insurance product commissions at Wayne Hummer Investments.

For the quarter ended September 30, 2015, mortgage banking revenue totaled $27.9 million, an increase of $1.2 million, or 4% when compared to the third quarter of 2014. For the nine months ended September 30, 2015, mortgage banking revenue totaled $91.7 million compared to $66.9 million for the nine months ended September 30, 2014. The increase in mortgage banking revenue in the three and nine months ended September, 30 2015 as compared to the prior year periods resulted primarily from higher origination volumes as a result of a favorable mortgage banking environment in the current periods. Mortgage loans originated and purchased to be sold to the secondary market were $973.7 million in the third quarter of 2015 as compared to $904.8 million in the third quarter of 2014. On a year-to-date basis, mortgage loan originations were $3.1 billion for the nine months ended September 30, 2015 compared to $2.3 billion for the same period of the prior year. Mortgage banking revenue is comprised of revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market, including gains or losses from the sale of mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company typically originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $3.7 million and $2.9 million at September 30, 2015 and 2014, respectively, and was included in other liabilities on the Consolidated Statements of Condition.

Service charges on deposit accounts totaled $7.4 million in the third quarter of 2015, an increase of $1.3 million compared to the quarter ended September 30, 2014. On a year-to-date basis, service charges on deposit accounts totaled $20.2 million for the nine months ended September 30, 2015 as compared to $17.1 million for the same period of the prior year. The increase in current year periods is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative and recent acquisitions.

Fees from covered call option transactions totaled $2.8 million for the third quarter 2015, compared to $2.1 million for the third quarter of 2014. On a year-to-date basis, fees from covered call option transactions totaled $11.7 million for the nine months ended September 30, 2015, compared to $4.9 million for the same period of the prior year. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk but do not qualify as hedges pursuant to accounting guidance. Fees from covered call options increased in the current quarter primarily as a result of selling call options against a larger value of underlying securities resulting in higher premiums received by the Company. There were no outstanding call option contracts at September 30, 2015 and September 30, 2014.

The Company recognized $135,000 of trading losses in the third quarter of 2015 compared to trading gains of $293,000 in the third quarter of 2014. On a year-to-date basis, the Company recognized $452,000 of trading losses for the nine months ended September 30, 2015 compared to $1.1 million of trading losses for the nine months ended September 30, 2014. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility for short-term interest rates.

Other non-interest income totaled $8.8 million in the third quarter of 2015 compared to $5.3 million in the third quarter of 2014. On a year-to-date basis, other non-interest income totaled $28.1 million for the first nine months of 2015 as compared to $17.6 million in the same period of the prior year. The increases in current year periods are primarily due to an increase in swap fee revenues resulting from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties as well as a $1.0 million and $1.4 million increase in net gains on partnership investments in the three and nine months ended September 30, 2015, respectively, and the recognition of a $1.5 million BOLI death benefit in the second quarter of 2015.

Non-interest Expense
Non-interest expense for the third quarter of 2015 totaled $160.0 million and increased approximately $21.5 million, or 16%, compared to the third quarter of 2014. The increase compared to the third quarter of 2014 was primarily attributable to acquisition related charges in the current quarter, higher salary and employee benefit costs and increased equipment, occupancy, data processing, marketing and professional fees, partially offset by a decrease in OREO expenses. On a year-to-date basis, non-interest expense for the first nine months of 2015 totaled $461.6 million and increased $58.2 million, or 14%, compared to the same period in 2014. The increase compared to the first nine months of 2014 was primarily attributable to acquisition related charges in the current year, higher salary and employee benefit costs and increased equipment, occupancy, data processing, marketing and professional fees.
The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2015	September 30, 2014
Salaries and employee benefits:
Salaries	$53,028	$45,471	$7,557	17%
Commissions and incentive compensation	30,035	27,885	2,150	8
Benefits	14,686	12,620	2,066	16
Total salaries and employee benefits	97,749	85,976	11,773	14
Equipment	8,887	7,570	1,317	17
Occupancy, net	12,066	10,446	1,620	16
Data processing	8,127	4,765	3,362	71
Advertising and marketing	6,237	3,528	2,709	77
Professional fees	4,100	4,035	65	2
Amortization of other intangible assets	1,350	1,202	148	12
FDIC insurance	3,035	3,211	(176)	(5)
OREO (income) expense, net	(367)	581	(948)	NM
Other:
Commissions—3rd party brokers	1,364	1,621	(257)	(16)
Postage	1,927	1,427	500	35
Miscellaneous	15,499	14,138	1,361	10
Total other	18,790	17,186	1,604	9
Total Non-Interest Expense	$159,974	$138,500	$21,474	16%

	Nine months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2015	September 30, 2014
Salaries and employee benefits:
Salaries	$146,493	$132,556	$13,937	11%
Commissions and incentive compensation	88,916	74,816	14,100	19
Benefits	46,891	40,501	6,390	16
Total salaries and employee benefits	282,300	247,873	34,427	14
Equipment	24,637	22,196	2,441	11
Occupancy, net	35,818	31,289	4,529	14
Data processing	19,656	14,023	5,633	40
Advertising and marketing	16,550	9,902	6,648	67
Professional fees	13,838	11,535	2,303	20
Amortization of other intangible assets	3,297	3,521	(224)	(6)
FDIC insurance	9,069	9,358	(289)	(3)
OREO expense, net	1,885	7,047	(5,162)	(73)
Other:
Commissions—3rd party brokers	4,153	4,911	(758)	(15)
Postage	5,138	4,321	817	19
Miscellaneous	45,248	37,430	7,818	21
Total other	54,539	46,662	7,877	17
Total Non-Interest Expense	$461,589	$403,406	$58,183	14%
The significant changes in non-interest expense for the three and nine months ended September 30, 2015 compared to the period ended September 30, 2014 are discussed below.

Salaries and employee benefits expense increased $11.8 million, or 14%, in the third quarter of 2015 compared to the third quarter of 2014 primarily as a result of $1.7 million in acquisition related charges as well as a $6.2 million increase in salaries as a result of various acquisitions and additional staffing as the Company grows, a $1.9 million increase in commissions and incentive compensation primarily attributable to higher expenses on variable pay based arrangements and a $2.0 million increase in employee benefits from higher insurance costs. On a year-to-date basis, salaries and employee benefits expense increased $34.4 million, or 14%, in the first nine months of 2015 compared to the first nine months on 2014 primarily as a result of $1.7 million in acquisition related charges as well as a $13.8 million increase in commissions and incentive compensation related to higher expenses on variable pay based arrangements, a $12.6 million increase in salaries as a result of various acquisitions and additional staffing as the Company grows and a $6.3 million increase in employee benefits resulting from higher insurance costs and adjustments to pension liabilities.

Equipment expense totaled $8.9 million for the third quarter of 2015, an increase of $1.3 million compared to the third quarter of 2014. On a year-to-date basis, equipment expense totaled $24.6 million for the first nine months of 2015 as compared to $22.2 million for the first nine months of 2014. The increase in the current year periods is primarily related to the impact of recent acquisitions and increased software license fees and higher depreciation as a result of equipment purchases. Equipment expense includes depreciation on equipment, maintenance and repairs, equipment rental and software fees.

Occupancy expense for the third quarter of 2015 was $12.1 million, an increase of $1.6 million, or 16%, compared to the same period in 2014. On a year-to-date basis, occupancy expense totaled $35.8 million for the first nine months of 2015, as compared to $31.3 million for the first nine months of 2014. The increase in the current year periods is primarily the result of increased rent expense on leased properties as well as increased depreciation and property taxes on owned locations including those obtained in the Company's recent acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Advertising and marketing expenses for the third quarter of 2015 were $6.2 million, as compared to $3.5 million for the third quarter of 2014. On a year-to-date basis, advertising and marketing expenses totaled $16.6 million for the first nine months of 2015, as compared to $9.9 million for the first nine months of 2014. The increase in the current year periods relates primarily to expenses for community-related advertisements and sponsorships. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities, the Company's various products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors.

Professional fees for the third quarter of 2015 were $4.1 million, as compared to $4.0 million for the third quarter of 2014. On a year-to-date basis, professional fees for the first nine months of 2015 were $13.8 million, as compared to $11.5 million for the first nine months of 2014. The increase in the current year periods as compared to the same periods in 2014 relates primarily to increased legal fees, incurred in connection with acquisitions, and consulting fees. Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments.

OREO income totaled $367,000 in the third quarter of 2015 compared to OREO expenses totaling $581,000 recorded in the third quarter of 2014. The decrease in the third quarter of 2015 compared to the same period in 2014 is primarily due to higher gains recorded on non-covered OREO sales in the current quarter and lower expenses to maintain OREO properties. On a year-to-date basis, OREO expenses totaled $1.9 million for the first nine months of 2015 as compared to $7.0 million for the same period in 2014. The decrease in the first nine months of 2015 is primarily the result of fewer negative valuation adjustments of OREO properties and lower expenses to maintain OREO properties. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties.

Miscellaneous other expenses in the third quarter of 2015 increased $1.6 million or 9%, as compared to the quarter ended September 30, 2014. The increase in the current quarter as compared to the prior year quarter is primarily a result of higher travel and entertainment expenses and increased costs related to insurance and donations. On a year-to-date basis, miscellaneous expense increased $7.9 million compared to the same period in 2014. The increase in the current year period compared to the same period in 2014 is due to increased travel and entertainment expenses and increased costs related to postage, insurance, donations and operating losses. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Acquisition related charges, which are specific costs incurred by the Company as a result of an acquisition that are not expected to continue in subsequent periods, totaled $5.7 million and $7.5 million during the three months and nine months ending September 30, 2015, respectively. The table below presents the detail of these acquisition related charges for the respective periods.

	Three Months Ended	Nine Months Ended,
	September 30,	September 30,
	2015	2015
Acquisition Related Charges
Salaries and employee benefits:
Salaries	$1,355	$1,367
Commissions and incentive compensation	264	267
Benefits	107	107
Total salaries and employee benefits	1,726	1,741
Equipment	36	68
Occupancy, net	201	217
Data processing	2,692	3,475
Advertising and marketing	1	6
Professional fees	335	1,320
Other expense	5	30
Other income	(674)	(674)
Total Acquisition Related Charges	$5,670	$7,531

Income Taxes
The Company recorded income tax expense of $23.8 million for the three months ended September 30, 2015, compared to $25.0 million for same period of 2014. Income tax expense was $74.1 million and $71.4 million for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rates were 38.3% and 38.4% for the third quarters of 2015 and 2014, respectively, and 37.9% and 38.7% for the 2015 and 2014 year-to-date periods, respectively.

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
The community banking segment’s net interest income for the quarter ended September 30, 2015 totaled $132.5 million as compared to $122.0 million for the same period in 2014, an increase of $10.5 million, or 9%. On a year-to-date basis, net interest income for the segment increased by $22.2 million from $360.0 million for the first nine months of 2014 to $382.2 million for the first nine months of 2015. The increase in both the three and nine month periods is primarily attributable to growth in earning assets including those acquired in bank acquisitions. The community banking segment’s non-interest income totaled $45.6 million in the third quarter of 2015, an increase of $7.3 million, or 19%, when compared to the third quarter of 2014 total of $38.3 million. On a year-to-date basis, non-interest income totaled $146.7 million for the first nine months of 2015, an increase of $47.8 million, or 48%, compared to $98.9 million in the nine months ended September 30, 2014. The increase in non-interest income in the quarter and year-to-date periods was primarily attributable to higher mortgage banking revenues from higher originations in 2015 as a result of the favorable mortgage environment. The community banking segment’s net income for the quarter ended September 30, 2015 totaled $22.7 million, a decrease of $3.5 million as compared to net income in the third quarter of 2014 of $26.2 million. The decrease in net income compared to the third quarter of 2014 is primarily attributable to acquisition-related charges in the current period. On a year-to-date basis, the community banking segment's net income was $76.8 million for the first nine months of 2015 as compared to $73.4 million for the first nine months of 2014.
The specialty finance segment's net interest income totaled $24.7 million for the quarter ended September 30, 2015, compared to $21.9 million for the same period in 2014, an increase of $2.8 million, or 13%. The specialty finance segment’s non-interest income totaled $8.3 million for the three month periods ending September 30, 2015 and 2014. On a year-to-date basis, net interest income and non-interest income increased by $6.1 million and $614,000, respectively, in the first nine months of 2015 as compared to the first nine months of 2014. The increases in both net interest income and non-interest income in the current year periods are primarily the result of increased loan balances since the prior year periods. Our commercial premium finance operations, life insurance finance operations and accounts receivable finance operations accounted for 67%, 25% and 8%, respectively, of the total revenues of our specialty finance business for the nine month period ending September 30, 2015. The net income of the specialty finance segment for the quarter ended September 30, 2015 totaled $12.5 million as compared to $11.0 million for the quarter ended September 30, 2014. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2015 totaled $34.9 million as compared to $30.3 million for the nine months ended September 30, 2014.

The wealth management segment reported net interest income of $4.4 million for the third quarter of 2015 compared to $3.9 million in the same quarter of 2014. On a year-to-date basis, net interest income totaled $12.8 million for the first nine months of 2015 as compared to $12.0 million for the first nine months of 2014. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $892.4 million and $831.0 million in the first nine months of 2015 and 2014, respectively. This segment recorded non-interest income of $18.4 million for the third quarter of 2015, which was relatively flat compared to $18.2 million for the third quarter of 2014. On a year-to-date basis, the wealth management segment's non-interest income totaled $56.1 million during the first nine months of 2015 as compared to $54.4 million in the first nine months of 2014. The increase in non-interest income on a year-to-date basis is primarily attributable to growth in assets under management due to new customers. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $3.1 million for the third quarter of 2015 and 2014. On a year-to-date basis, wealth management segment's net income totaled $9.5 million for the nine month period ending September 30, 2015 compared to $9.6 million for the same period of 2014.

Financial Condition
Total assets were $22.0 billion at September 30, 2015, representing an increase of $2.9 billion, or 15%, when compared to September 30, 2014 and an increase of approximately $1.2 billion, or 24% on an annualized basis, when compared to June 30, 2015. Total funding, which includes deposits, all notes and advances, including the junior subordinated debentures, was $19.3 billion at September 30, 2015, $18.2 billion at June 30, 2015, and $16.9 billion at September 30, 2014. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2015		June 30, 2015		September 30, 2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$4,341,027	22%	$4,249,214	23%	$3,663,876	21%
Commercial real estate (1)	5,171,118	26	4,756,767	26	4,416,500	25
Home equity	779,886	4	714,808	4	718,118	4
Residential real estate (1)	952,524	5	929,493	5	815,340	5
Premium finance receivables	5,121,170	26	4,839,482	26	4,579,113	26
Other loans	143,276	1	143,111	1	166,520	1
Total loans, net of unearned income excluding covered loans (2)	$16,509,001	84%	$15,632,875	85%	$14,359,467	82%
Covered loans	174,768	1	202,663	1	262,310	2
Total average loans (2)	$16,683,769	85%	$15,835,538	86%	$14,621,777	84%
Liquidity management assets (3)	$3,140,782	15%	$2,709,176	14%	2,814,720	16%
Other earning assets (4)	30,990	—	32,115	—	28,702	—
Total average earning assets	$19,855,541	100%	$18,576,829	100%	$17,465,199	100%
Total average assets	$21,688,450		$20,256,996		$19,127,346
Total average earning assets to total average assets		92%		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets for the third quarter of 2015 increased $2.4 billion, or 14%, to $19.9 billion, compared to the third quarter of 2014, and increased $1.3 billion, or 27% on an annualized basis, compared to the first quarter of 2015. Average earning assets comprised 92% of average total assets at September 30, 2015 and June 30, 2015 and 91% at September 30, 2014.
Average total loans, net of unearned income, totaled $16.7 billion in the third quarter of 2015, increasing $2.1 billion, or 14%, from the third quarter of 2014 and $848.2 million, or 21% on an annualized basis, from the second quarter of 2015. Average commercial loans totaled $4.3 billion in the third quarter of 2015, and increased $677.2 million, or 18%, over the average balance in the same period of 2014, while average commercial real estate loans totaled $5.2 billion in the third quarter of 2015, increasing $754.6 million, or 17%, compared to the third quarter of 2014. Combined, these categories comprised 57% and 55% of the average loan portfolio in the third quarters of 2015 and 2014, respectively. Average balances increased compared to the quarter ended June 30, 2015, with average commercial loans increasing by $91.8 million, or 9% annualized, and average commercial real estate loans increasing by $414.4 million, or 35% annualized. The growth realized in these categories for the third quarter of 2015 as compared to the sequential and prior year periods is primarily attributable to the various bank acquisitions and increased business development efforts.
Home equity loans averaged $779.9 million in the third quarter of 2015, and increased $61.8 million, or 9%, when compared to the average balance in the same period of 2014 and increased $65.1 million, or 36% annualized, when compared to quarter ended June 30, 2015. The increase in the portfolio during the current period is primarily attributable to the various bank acquisitions. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans. The number of new home equity line of credit commitments originated by us has decreased due to the refinancing of these loans into long-term fixed-rate residential real estate loans and declines in housing valuations that have decreased the amount of equity against which homeowners may borrow.
Residential real estate loans averaged $952.5 million in the third quarter of 2015, and increased $137.2 million, or 17% from the average balance of $815.3 million in same period of 2014. Additionally, compared to the quarter ended June 30, 2015, the average balance increased $23.0 million, or 10% on an annualized basis. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Average mortgage loans held-for-sale increased when compared to the quarter ended September 30, 2014 as result of higher origination volumes due to an improved mortgage banking environment.
Average premium finance receivables totaled $5.1 billion in the third quarter of 2015, and accounted for 31% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 49% and 51%, respectively, of the average total balance of premium finance receivables for the third quarter of 2015, and 54% and 46%, respectively, for the third quarter of 2014. In the third quarter of 2015, average premium finance receivables increased $542.1 million, or 12%, from the average balance of $4.6 billion at the same period of 2014. Additionally, the average balance increased $281.7 million, or 23% on an annualized basis, from the average balance of $4.8 billion in the quarter ended June 30, 2015. The increase during 2015 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.6 billion of premium finance receivables were originated in the third quarter of 2015 compared to $1.5 billion during the same period of 2014.
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
Covered loans averaged $174.8 million in the third quarter of 2015, and decreased $87.5 million, or 33%, when compared to the average balance in the same period of 2014 and decreased $27.9 million, or 55% annualized, when compared to quarter ended June 30, 2015. Covered loans represent loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. The Company expects the covered loan portfolio to continue to decrease as these acquired loans are paid off and as loss sharing agreements expire. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest bearing deposits with banks. Average liquidity management assets accounted for 15% of total average earning assets in the third quarter of 2015 compared to 16% in the third quarter of 2014 and 14% in the second quarter of 2015. Average liquidity management assets increased $326.1 million in the third quarter of 2015 compared to the same period in 2014, and increased $431.6 million compared to the second quarter of 2015. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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

	Average Balances for the Nine Months Ended
	September 30, 2015		September 30, 2014
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$4,191,137	22%	$3,500,108	21%
Commercial real estate	4,852,973	26%	4,329,858	26%
Home equity	736,320	4%	713,508	4%
Residential real estate (1)	896,417	5%	727,512	4%
Premium finance receivables	4,897,534	26%	4,345,702	26%
Other loans	155,628	1%	169,981	1%
Total loans, net of unearned income excluding covered loans (2)	$15,730,009	84%	$13,786,669	82%
Covered loans	197,069	1%	293,349	2%
Total average loans (2)	$15,927,078	85%	$14,080,018	84%
Liquidity management assets (3)	$2,907,284	15%	$2,690,422	16%
Other earning assets (4)	30,286	—%	28,363	—%
Total average earning assets	$18,864,648	100%	$16,798,803	100%
Total average assets	$20,597,383		$18,474,609
Total average earning assets to total average assets		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include available-for-sale securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first nine months of 2015 increased $1.8 billion or 13%, over the previous year period. Similar to the quarterly discussion above, approximately $691.0 million of this increase relates to the commercial portfolio, $551.8 million of this increase relates to the premium finance receivables portfolio and $523.1 million of this increase relates to the commercial real estate portfolio. The increase is partially offset by a decrease of $96.3 million in covered loans.
Deposits
Total deposits at September 30, 2015 were $18.2 billion, an increase of $2.2 billion, or 13%, compared to total deposits at September 30, 2014. See Note 9 to the Consolidated Financial Statements presented under Item 1 of this report for a summary of period end deposit balances.
The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2015:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2015 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$2,177	$79,330	$144,798	$631,780	$858,085	0.53%
4-6 months	—	40,240	—	671,299	711,539	0.69%
7-9 months	36,504	27,980	—	511,261	575,745	0.63%
10-12 months	165,615	28,909	—	524,389	718,913	0.79%
13-18 months	—	23,819	—	613,561	637,380	0.96%
19-24 months	44,063	5,877	—	263,783	313,723	1.02%
24+ months	3,432	14,395	—	302,560	320,387	1.23%
Total	$251,791	$220,550	$144,798	$3,518,633	$4,135,772	0.77%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2015		June 30, 2015		September 30, 2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$4,473,632	25%	$3,725,728	21%	$3,233,937	20%
NOW and interest bearing demand deposits	2,219,654	12	2,275,633	14	2,050,244	13
Wealth management deposits	1,532,766	9	1,500,580	9	1,233,461	8
Money market	3,955,568	22	3,801,315	23	3,692,333	23
Savings	1,676,084	9	1,533,151	9	1,449,763	9
Time certificates of deposit	4,105,579	23	4,004,774	24	4,269,979	27
Total average deposits	$17,963,283	100%	$16,841,181	100%	$15,929,717	100%
Total average deposits for the third quarter of 2015 were $18.0 billion, an increase of $2.0 billion, or 13%, from the third quarter of 2014. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $1.2 billion, or 38%, in the third quarter of 2015 compared to the third quarter of 2014.
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

	September 30,		December 31,
(Dollars in thousands)	2015	2014	2014	2013	2012
Total deposits	$18,228,469	$16,065,246	$16,281,844	$14,668,789	$14,428,544
Brokered deposits	763,110	807,377	718,986	476,139	787,812
Brokered deposits as a percentage of total deposits	4.2%	5.0%	4.4%	3.2%	5.5%
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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2015	2015	2014
Federal Home Loan Bank advances	$402,646	$347,656	$380,083
Other borrowings:
Notes payable	74,959	13,187	—
Federal funds purchased	977	873	90
Securities sold under repurchase agreements	62,134	39,950	35,527
Secured borrowings	116,208	121,018	—
Other	18,504	18,632	19,036
Total other borrowings	$272,782	$193,660	$54,653
Subordinated notes	140,000	140,000	140,000
Junior subordinated debentures	264,974	249,493	249,493
Total other funding sources	$1,080,402	$930,809	$824,229
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. These FHLB advances to the banks totaled $451.3 million at September 30, 2015, compared to $444.0 million at June 30, 2015 and $347.5 million at September 30, 2014.

Other borrowings include notes payables, federal funds purchased, securities sold under repurchase agreements, the Canadian secured borrowing transaction completed in December 2014 and a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. These borrowings totaled $260.0 million, $261.9 million and $51.5 million at September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

Notes payable balances represent the balances on separate loan agreements with unaffiliated banks, which included a $100.0 million revolving credit facility that was replaced in 2014 by a separate $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At September 30, 2015, the Company had an outstanding balance under the term facility of $71.3 million compared to $75.0 million at June 30, 2015. The Company was required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At September 30, 2015 and June 30, 2015, the Company had no outstanding balance on the $75.0 million revolving credit facility.

Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. These borrowings totaled $57.6 million, $48.3 million, and $32.5 million at September 30, 2015, June 30, 2015 and September 30, 2014, respectively. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings represents a third party Canadian transaction in 2014 ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The proceeds received from the transaction are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $112.7 million at September 30, 2015 compared to $120.1 million at June 30, 2015. At June 30, 2015, the interest rate of the Canadian Secured Borrowing was 1.3865%.

Other borrowings include a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company. At September 30, 2015, the fixed-rate promissory note had an outstanding balance of $18.5 million compared to $18.6 million at June 30, 2015 and $19.0 million at September 30, 2014.
At September 30, 2015, June 30, 2015 and September 30, 2014, subordinated notes totaled $140.0 million. In the second quarter of 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024.
The Company had $268.6 million of junior subordinated debentures outstanding as of September 30, 2015 compared to $249.5 million outstanding at June 30, 2015 and September 30, 2014. This increase in the current period is the result of the Company assuming junior subordinated debentures in connection with the acquisitions of CFIS and Suburban. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company (or assumed by the Company in connection with an acquisition) and equal the amount of the preferred and common securities issued by the trusts. At December 31, 2014, junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting on January 1, 2015, a portion of these junior subordinated debentures, subject to certain limitations, still qualify as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital, but the Company will remain well-capitalized. At September 30, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting on January 1, 2016, these junior subordinated debentures no longer qualify as Tier 1 regulatory capital of the Company, however, subject to other restrictions, could be included in Tier 2 capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.
Shareholders’ Equity
Total shareholders’ equity was $2.3 billion at September 30, 2015, reflecting an increase of $307.2 million since September 30, 2014 and $265.9 million since December 31, 2014. The increase from December 31, 2014 was the result of net income of $121.2 million, $120.8 million from the issuance of Series D preferred stock, net of costs, $38.7 million from the issuance of shares of the Company's common stock related to the acquisition of CFIS and Delavan, $12.0 million from the issuance of shares of the Company’s common stock (and related tax benefit) pursuant to various stock compensation plans, net of treasury shares, $7.8 million credited to surplus for stock-based compensation costs and $2.3 million in net unrealized gains from available-for-sale securities, net of tax, partially offset by common stock dividends of $15.7 million, $13.9 million of foreign currency translation adjustments, net of tax, preferred stock dividends of $7.2 million and $150,000 of net unrealized losses from cash flow hedges, net of tax.
The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	September 30, 2015	June 30, 2015	September 30, 2014
Leverage ratio	9.2%	9.8%	10.0%
Tier 1 capital to risk-weighted assets	10.3	10.7	11.7
Common equity Tier 1 capital to risk-weighted assets	8.6	9.0	N/A
Total capital to risk-weighted assets	12.6	13.1	13.1
Total average equity-to-total average assets(1)	10.7	10.6	10.6

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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
The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company's fixed-to-floating rate non-cumulative perpetual preferred stock, Series D, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April, July and October of 2015, the Company declared a quarterly cash dividend of $0.11 per common share. In January, April, July and October of 2014, the Company declared a quarterly cash dividend of $0.10 per common share.
See Note 16 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D and Series C preferred stock in June 2015 and March 2012, respectively.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2015		December 31, 2014		September 30, 2014
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$4,400,185	27%	$3,924,394	26%	$3,689,671	26%
Commercial real estate	5,307,566	32	4,505,753	31	4,510,375	31
Home equity	797,465	5	716,293	5	720,058	5
Residential real estate	571,743	3	483,542	3	470,319	3
Premium finance receivables—commercial	2,407,075	15	2,350,833	16	2,377,892	17
Premium finance receivables—life insurance	2,700,275	16	2,277,571	16	2,134,405	15
Consumer and other	131,902	1	151,012	1	149,339	1
Total loans, net of unearned income, excluding covered loans	$16,316,211	99%	$14,409,398	98%	$14,052,059	98%
Covered loans	168,609	1	226,709	2	254,605	2
Total loans	$16,484,820	100%	$14,636,107	100%	$14,306,664	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of September 30, 2015 and 2014:

As of September 30, 2015		% of		> 90 Days Past Due	Allowance For Loan
		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$2,646,275	27.3%	$12,006	$—	$21,880
Franchise	222,001	2.3	—	—	3,145
Mortgage warehouse lines of credit	136,614	1.4	—	—	1,022
Community Advantage—homeowner associations	123,209	1.3	—	—	3
Aircraft	6,371	0.1	—	—	8
Asset-based lending	802,370	8.3	12	—	6,282
Tax exempt	232,667	2.4	—	—	1,303
Leases	205,786	2.1	—	—	169
Other	1,953	—	—	—	12
PCI - commercial loans (1)	22,939	0.2	—	217	166
Total commercial	$4,400,185	45.4%	$12,018	$217	$33,990
Commercial Real Estate:
Residential construction	$61,271	0.6%	$—	$—	$753
Commercial construction	285,963	2.9	31	—	2,995
Land	79,076	0.8	1,756	—	2,550
Office	790,311	8.1	4,045	—	7,156
Industrial	636,124	6.6	11,637	—	5,521
Retail	785,842	8.1	2,022	—	5,254
Multi-family	687,659	7.1	1,525	—	6,959
Mixed use and other	1,820,328	18.7	7,601	—	12,079
PCI - commercial real estate (1)	160,992	1.7	—	13,547	794
Total commercial real estate	$5,307,566	54.6%	$28,617	$13,547	$44,061
Total commercial and commercial real estate	$9,707,751	100.0%	$40,635	$13,764	$78,051

Commercial real estate—collateral location by state:
Illinois	$4,053,531	76.4%
Wisconsin	577,231	10.9
Total primary markets	$4,630,762	87.3%
Florida	56,020	1.1
Arizona	9,677	0.2
Indiana	106,591	2.0
Other (no individual state greater than 0.8%)	504,516	9.4
Total	$5,307,566	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		% of		> 90 Days Past Due	Allowance For Loan
As of September 30, 2014		Total		and Still	Losses
(Dollars in thousands)	Balance	Balance	Nonaccrual	Accruing	Allocation
Commercial:
Commercial and industrial	$2,070,827	25.3%	$10,430	$—	$17,651
Franchise	238,300	2.9	—	—	1,989
Mortgage warehouse lines of credit	121,585	1.5	—	—	1,042
Community Advantage—homeowner associations	99,595	1.2	—	—	4
Aircraft	6,146	0.1	—	—	7
Asset-based lending	781,927	9.5	25	—	5,815
Tax exempt	205,150	2.5	—	—	1,107
Leases	145,439	1.8	—	—	13
Other	11,403	0.1	—	—	95
PCI - commercial loans (1)	9,299	0.1	—	863	189
Total commercial	$3,689,671	45.0%	$10,455	$863	$27,912
Commercial Real Estate:
Residential construction	$30,237	0.4%	$—	$—	$522
Commercial construction	159,808	1.9	425	—	2,406
Land	101,239	1.2	2,556	—	2,782
Office	699,340	8.5	7,366	—	5,267
Industrial	627,886	7.7	2,626	—	4,535
Retail	725,890	8.9	6,205	—	5,990
Multi-family	677,971	8.3	249	—	5,038
Mixed use and other	1,427,386	17.4	7,936	—	12,112
PCI - commercial real estate (1)	60,618	0.7	—	14,294	7
Total commercial real estate	$4,510,375	55.0%	$27,363	$14,294	$38,659
Total commercial and commercial real estate	$8,200,046	100.0%	$37,818	$15,157	$66,571

Commercial real estate—collateral location by state:
Illinois	$3,742,411	83.0%
Wisconsin	440,046	9.8
Total primary markets	$4,182,457	92.8%
Florida	82,577	1.8
Arizona	10,414	0.2
Indiana	89,254	2.0
Other (no individual state greater than 0.5%)	145,673	3.2
Total	$4,510,375	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $34.0 million as of September 30, 2015 compared to $27.9 million as of September 30, 2014.
Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 87.3% of our commercial real estate loan portfolio is located in this region. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of September 30, 2015, our allowance for loan losses related to this portfolio is $44.1 million compared to $38.7 million as of September 30, 2014.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines increased to $136.6 million as of September 30, 2015 from $121.6 million as of September 30, 2014 as a result of a more favorable mortgage banking environment.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2015, our residential loan portfolio totaled $571.7 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of September 30, 2015, $14.6 million of our residential real estate mortgages, or 2.6% of our residential real estate loan portfolio, excluding PCI loans, were classified as nonaccrual, $2.2 million were 30 to 89 days past due (0.4%) and $551.3 million were current (97.0%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2015 and 2014 was $819.1 million and $899.0 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2015, approximately $5.9 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.4 billion in commercial insurance premium finance receivables during the third quarter of 2015 and 2014. During the nine months ended September 30, 2015 and 2014, FIFC and FIFC Canada originated approximately $4.3 billion and $4.2 billion, respectively, in commercial insurance premium finance receivables. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
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
Premium finance receivables—life insurance. FIFC originated approximately $206.9 million in life insurance premium finance receivables in the third quarter of 2015 as compared to $158.1 million of originations in the third quarter of 2014. For the nine months ended September 30, 2015 and 2014, FIFC originated approximately $596.2 million and $433.7 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial loan portfolios at September 30, 2015 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2015	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$71,665	$550,828	$253,083	$875,576
Variable rate
With floor feature	545,506	4,884	—	550,390
Without floor feature	2,964,879	9,340	—	2,974,219
Total commercial	3,582,050	565,052	253,083	4,400,185
Commercial real estate
Fixed rate	$369,773	$1,706,545	$208,356	$2,284,674
Variable rate
With floor feature	272,048	9,290	—	281,338
Without floor feature	2,696,131	41,140	4,283	2,741,554
Total commercial real estate	3,337,952	1,756,975	212,639	5,307,566
Premium finance receivables, net of unearned income
Fixed rate	2,442,983	64,475	387	2,507,845
Variable rate
With floor feature	—	—	—	—
Without floor feature	2,599,505	—	—	2,599,505
Total premium finance receivables (1)	5,042,488	64,475	387	5,107,350

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

(Dollars in thousands)	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$474	$—
Commercial real estate	—	701	—	—
Home equity	—	—	—	—
Residential real estate	—	—	—	—
Premium finance receivables—commercial	8,231	9,053	7,665	7,115
Premium finance receivables—life insurance	—	351	—	—
Consumer and other	140	110	119	175
Total loans past due greater than 90 days and still accruing	8,371	10,215	8,258	7,290
Non-accrual loans (2):
Commercial	12,018	5,394	9,157	10,455
Commercial real estate	28,617	23,183	26,605	27,363
Home equity	8,365	5,695	6,174	5,696
Residential real estate	14,557	16,631	15,502	15,730
Premium finance receivables—commercial	13,751	15,156	12,705	14,110
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	297	280	277	426
Total non-accrual loans	77,605	66,339	70,420	73,780
Total non-performing loans:
Commercial	12,018	5,394	9,631	10,455
Commercial real estate	28,617	23,884	26,605	27,363
Home equity	8,365	5,695	6,174	5,696
Residential real estate	14,557	16,631	15,502	15,730
Premium finance receivables—commercial	21,982	24,209	20,370	21,225
Premium finance receivables—life insurance	—	351	—	—
Consumer and other	437	390	395	601
Total non-performing loans	$85,976	$76,554	$78,677	$81,070
Other real estate owned	29,053	33,044	36,419	41,506
Other real estate owned—from acquisitions	22,827	9,036	9,223	8,871
Other repossessed assets	193	231	303	292
Total non-performing assets	$138,049	$118,865	$124,622	$131,739
TDRs performing under the contractual terms of the loan agreement	49,173	52,174	69,697	69,868
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.27%	0.12%	0.25%	0.28%
Commercial real estate	0.54	0.49	0.59	0.61
Home equity	1.05	0.80	0.86	0.79
Residential real estate	2.55	3.31	3.21	3.34
Premium finance receivables—commercial	0.91	0.98	0.87	0.89
Premium finance receivables—life insurance	—	0.01	—	—
Consumer and other	0.33	0.33	0.26	0.40
Total non-performing loans	0.53%	0.49%	0.55%	0.58%
Total non-performing assets, as a percentage of total assets	0.63%	0.57%	0.62%	0.69%
Allowance for loan losses as a percentage of total non-performing loans	119.79%	130.89%	116.56%	112.27%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $10.1 million, $10.6 million, $12.6 million and $13.5 million as of September 30, 2015, June 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Non-performing Commercial and Commercial Real Estate
Commercial non-performing loans totaled $12.0 million as of September 30, 2015 compared to $9.6 million as of December 31, 2014 and $10.5 million as of September 30, 2014. Commercial real estate non-performing loans totaled $28.6 million as of September 30, 2015 compared to $26.6 million as of December 31, 2014 and $27.4 million as of September 30, 2014.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
Non-performing home equity and residential real estate loans totaled $22.9 million as of September 30, 2015. The balance remained relatively unchanged compared to $21.7 million and $21.4 million at December 31, 2014 and September 30, 2014, respectively. The September 30, 2015 non-performing balance is comprised of $14.6 million of residential real estate (71 individual credits) and $8.4 million of home equity loans (50 individual credits). The Company believes control and resolution of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that are expected upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of September 30, 2015 and 2014, and the amount of net charge-offs for the quarters then ended.

(Dollars in thousands)	September 30, 2015	September 30, 2014
Non-performing premium finance receivables—commercial	$21,982	$21,225
- as a percent of premium finance receivables—commercial outstanding	0.91%	0.89%
Net charge-offs of premium finance receivables—commercial	$1,317	$1,268
- annualized as a percent of average premium finance receivables—commercial	0.21%	0.20%
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

Loan Portfolio Aging
The following table shows, as of September 30, 2015, only 0.6% of the entire portfolio, excluding covered loans, is non-accrual or greater than 90 days past due and still accruing interest with only 0.6% either one or two payments past due. In total, 98.8% of the Company’s total loan portfolio, excluding covered loans, as of September 30, 2015 is current according to the original contractual terms of the loan agreements.
The tables below show the aging of the Company’s loan portfolio at September 30, 2015 and June 30, 2015:

		90+ days	60-89	30-59
As of September 30, 2015		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$12,006	$—	$2,731	$9,331	$2,622,207	$2,646,275
Franchise	—	—	80	376	221,545	222,001
Mortgage warehouse lines of credit	—	—	—	—	136,614	136,614
Community Advantage—homeowners association	—	—	44	—	123,165	123,209
Aircraft	—	—	—	378	5,993	6,371
Asset-based lending	12	—	1,313	247	800,798	802,370
Tax exempt	—	—	—	—	232,667	232,667
Leases	—	—	—	89	205,697	205,786
Other	—	—	—	—	1,953	1,953
PCI - commercial (1)	—	217	—	39	22,683	22,939
Total commercial	12,018	217	4,168	10,460	4,373,322	4,400,185
Commercial real estate
Residential construction	—	—	—	1,141	60,130	61,271
Commercial construction	31	—	—	2,394	283,538	285,963
Land	1,756	—	—	2,207	75,113	79,076
Office	4,045	—	10,861	2,362	773,043	790,311
Industrial	11,637	—	786	897	622,804	636,124
Retail	2,022	—	1,536	821	781,463	785,842
Multi-family	1,525	—	512	744	684,878	687,659
Mixed use and other	7,601	—	2,340	12,871	1,797,516	1,820,328
PCI - commercial real estate (1)	—	13,547	299	583	146,563	160,992
Total commercial real estate	28,617	13,547	16,334	24,020	5,225,048	5,307,566
Home equity	8,365	—	811	4,124	784,165	797,465
Residential real estate	14,557	—	1,017	1,195	551,292	568,061
PCI - residential real estate (1)	—	424	323	411	2,524	3,682
Premium finance receivables
Commercial insurance loans	13,751	8,231	6,664	13,659	2,364,770	2,407,075
Life insurance loans	—	—	9,656	2,627	2,314,406	2,326,689
PCI - life insurance loans (1)	—	—	—	—	373,586	373,586
Consumer and other	297	140	56	935	130,474	131,902
Total loans, net of unearned income, excluding covered loans	$77,605	$22,559	$39,029	$57,431	$16,119,587	$16,316,211
Covered loans	6,540	7,626	1,392	802	152,249	168,609
Total loans, net of unearned income	$84,145	$30,185	$40,421	$58,233	$16,271,836	$16,484,820

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of September 30, 2015	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.5%	—%	0.1%	0.4%	99.0%	100.0%
Franchise	—	—	—	0.2	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage—homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	5.9	94.1	100.0
Asset-based lending	—	—	0.2	—	99.8	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	0.9	—	0.2	98.9	100.0
Total commercial	0.3	—	0.1	0.2	99.4	100.0
Commercial real estate
Residential construction	—	—	—	1.9	98.1	100.0
Commercial construction	—	—	—	0.8	99.2	100.0
Land	2.2	—	—	2.8	95.0	100.0
Office	0.5	—	1.4	0.3	97.8	100.0
Industrial	1.8	—	0.1	0.1	98.0	100.0
Retail	0.3	—	0.2	0.1	99.4	100.0
Multi-family	0.2	—	0.1	0.1	99.6	100.0
Mixed use and other	0.4	—	0.1	0.7	98.8	100.0
PCI - commercial real estate (1)	—	8.4	0.2	0.4	91.0	100.0
Total commercial real estate	0.5	0.3	0.3	0.5	98.4	100.0
Home equity	1.0	—	0.1	0.5	98.4	100.0
Residential real estate	2.6	—	0.2	0.2	97.0	100.0
PCI - residential real estate (1)	—	11.5	8.8	11.2	68.5	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.4	0.3	0.6	98.1	100.0
Life insurance loans	—	—	0.4	0.1	99.5	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	—	0.7	99.0	100.0
Total loans, net of unearned income, excluding covered loans	0.5%	0.1%	0.2%	0.4%	98.8%	100.0%
Covered loans	3.9	4.5	0.8	0.5	90.3	100.0
Total loans, net of unearned income	0.5%	0.2%	0.2%	0.4%	98.7%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		90+ days	60-89	30-59
As of June 30, 2015		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$4,424	$—	$1,846	$6,027	$2,522,162	$2,534,459
Franchise	905	—	113	396	227,185	228,599
Mortgage warehouse lines of credit	—	—	—	—	213,797	213,797
Community Advantage - homeowners association	—	—	—	—	114,883	114,883
Aircraft	—	—	—	—	6,831	6,831
Asset-based lending	—	—	1,767	7,423	823,265	832,455
Municipal	—	—	—	—	199,185	199,185
Leases	65	—	—	—	187,565	187,630
Other	—	—	—	—	2,772	2,772
PCI - commercial (1)	—	474	—	233	9,026	9,733
Total commercial	5,394	474	3,726	14,079	4,306,671	4,330,344
Commercial real estate
Residential construction	—	—	—	4	57,598	57,602
Commercial construction	19	—	—	—	249,524	249,543
Land	2,035	—	1,123	2,399	82,280	87,837
Office	6,360	701	163	2,601	744,992	754,817
Industrial	2,568	—	18	484	624,337	627,407
Retail	2,352	—	896	2,458	744,285	749,991
Multi-family	1,730	—	933	223	665,562	668,448
Mixed use and other	8,119	—	2,405	3,752	1,577,846	1,592,122
PCI - commercial real estate (1)	—	15,646	3,490	2,798	40,889	62,823
Total commercial real estate	23,183	16,347	9,028	14,719	4,787,313	4,850,590
Home equity	5,695	—	511	3,365	702,779	712,350
Residential real estate	16,631	—	2,410	1,205	480,427	500,673
PCI - residential real estate (1)	—	264	84	—	1,994	2,342
Premium finance receivables
Commercial insurance loans	15,156	9,053	5,048	11,071	2,420,080	2,460,408
Life insurance loans	—	351	—	6,823	2,145,981	2,153,155
PCI - life insurance loans (1)	—	—	—	—	384,320	384,320
Consumer and other	280	110	196	919	117,963	119,468
Total loans, net of unearned income, excluding covered loans	$66,339	$26,599	$21,003	$52,181	$15,347,528	$15,513,650
Covered loans	6,353	10,030	1,333	1,720	173,974	193,410
Total loans, net of unearned income	$72,692	$36,629	$22,336	$53,901	$15,521,502	$15,707,060

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

Aging as a % of Loan Balance: As of June 30, 2015	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial and industrial	0.2%	—%	0.1%	0.2%	99.5%	100.0%
Franchise	0.4	—	—	0.2	99.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage - homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.2	0.9	98.9	100.0
Municipal	—	—	—	—	100.0	100.0
Leases	—	—	—	—	100.0	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	4.9	—	2.4	92.7	100.0
Total commercial	0.1	—	0.1	0.3	99.5	100.0
Commercial real estate
Residential construction	—	—	—	—	100.0	100.0
Commercial construction	—	—	—	—	100.0	100.0
Land	2.3	—	1.3	2.7	93.7	100.0
Office	0.8	0.1	—	0.3	98.8	100.0
Industrial	0.4	—	—	0.1	99.5	100.0
Retail	0.3	—	0.1	0.3	99.3	100.0
Multi-family	0.3	—	0.1	—	99.6	100.0
Mixed use and other	0.5	—	0.2	0.2	99.1	100.0
PCI - commercial real estate (1)	—	24.9	5.6	4.5	65.0	100.0
Total commercial real estate	0.5	0.3	0.2	0.3	98.7	100.0
Home equity	0.8	—	0.1	0.5	98.6	100.0
Residential real estate	3.3	—	0.5	0.2	96.0	100.0
PCI - residential real estate(1)	—	11.3	3.6	—	85.1	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.5	0.2	0.4	98.3	100.0
Life insurance loans	—	—	—	0.3	99.7	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	0.2	0.8	98.7	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.1%	0.3%	99.0%	100.0%
Covered loans	3.3	5.2	0.7	0.9	89.9	100.0
Total loans, net of unearned income	0.5%	0.2%	0.1%	0.3%	98.9%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of September 30, 2015, only $39.0 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $57.4 million or 0.4%, were 30 to 59 days (or one payment) past due. As of June 30, 2015, $21.0 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $52.2 million, or 0.3%, were 30 to 59 days (or one payment) past due. The majority of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due increased $13.4 million since June 30, 2015.
The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2015 that are current with regard to the contractual terms of the loan agreement represent 98.4% of the total home equity portfolio. Residential real estate loans, excluding PCI loans, at September 30, 2015 that are current with regards to the contractual terms of the loan agreements comprise 97.0% of total residential real estate loans outstanding.

Nonperforming Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance at beginning of period	$76,554	$88,650	$78,677	$103,334
Additions, net	24,333	10,389	42,141	31,187
Return to performing status	(1,028)	(3,745)	(2,591)	(6,812)
Payments received	(5,468)	(4,792)	(16,417)	(11,605)
Transfer to OREO and other repossessed assets	(1,773)	(2,782)	(8,678)	(22,536)
Charge-offs	(4,081)	(4,751)	(8,637)	(14,127)
Net change for niche loans (1)	(2,561)	(1,899)	1,481	1,629
Balance at end of period	$85,976	$81,070	$85,976	$81,070

(1)	This includes activity for premium finance receivables and indirect consumer loans.
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
Management determined that the allowance for loan losses was appropriate at September 30, 2015, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans
The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Allowance for loan losses at beginning of period	$100,204	$92,253	$91,705	$96,922
Provision for credit losses	8,665	6,028	24,551	16,145
Other adjustments	(153)	(335)	(494)	(588)
Reclassification from (to) allowance for unfunded lending-related commitments	(42)	62	(151)	(102)
Charge-offs:
Commercial	964	832	2,884	3,864
Commercial real estate	1,948	4,510	3,809	11,354
Home equity	1,116	748	3,547	3,745
Residential real estate	1,138	205	2,692	1,120
Premium finance receivables—commercial	1,595	1,557	4,384	4,259
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	116	250	342	636
Total charge-offs	6,877	8,102	17,658	24,978
Recoveries:
Commercial	462	296	1,117	883
Commercial real estate	213	275	2,349	762
Home equity	42	99	129	478
Residential real estate	136	111	228	316
Premium finance receivables—commercial	278	289	1,065	920
Premium finance receivables—life insurance	16	1	16	5
Consumer and other	52	42	139	256
Total recoveries	1,199	1,113	5,043	3,620
Net charge-offs	(5,678)	(6,989)	(12,615)	(21,358)
Allowance for loan losses at period end	$102,996	$91,019	$102,996	$91,019
Allowance for unfunded lending-related commitments at period end	926	822	926	822
Allowance for credit losses at period end	$103,922	$91,841	$103,922	$91,841
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.05%	0.06%	0.06%	0.11%
Commercial real estate	0.13	0.38	0.04	0.33
Home equity	0.55	0.36	0.62	0.61
Residential real estate	0.42	0.05	0.37	0.15
Premium finance receivables—commercial	0.21	0.20	0.18	0.19
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	0.17	0.49	0.17	0.30
Total loans, net of unearned income, excluding covered loans	0.14%	0.19%	0.11%	0.21%
Net charge-offs as a percentage of the provision for credit losses	65.53%	115.95%	51.39%	132.29%
Loans at period-end, excluding covered loans	$16,316,211	$14,052,059
Allowance for loan losses as a percentage of loans at period end	0.63%	0.65%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.65%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $926,000 and $822,000 as of September 30, 2015 and September 30, 2014, respectively.

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
At September 30, 2015, the Company had $113.0 million of impaired loans with $51.1 million of this balance requiring $8.5 million of specific impairment reserves. At June 30, 2015, the Company had $103.4 million of impaired loans with $50.7 million of this balance requiring $10.1 million of specific impairment reserves. The most significant fluctuations in impaired loans with specific impairment from June 30, 2015 to September 30, 2015 occurred within the industrial portfolio. The recorded investment and specific impairment reserves in this portfolio increased $8.8 million and $992,000, respectively, which was primarily the result of one credit relationship with a recorded investment of $9.3 million becoming non-accrual at September 30, 2015. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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

Effects of Economic Recession and Real Estate Market:
In recent years, the Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however, the Company’s markets have clearly been under stress. As of September 30, 2015, home equity loans and residential mortgages comprised 5% and 3%, respectively, of the Company’s total loan portfolio. At September 30, 2015 (excluding covered loans), approximately 2.8% of all of the Company’s residential mortgage loans, excluding covered loans and PCI loans, and approximately 1.1% of all of the Company’s home equity loans, are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this section.

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

TDRs
At September 30, 2015, the Company had $59.3 million in loans modified in TDRs. The $59.3 million in TDRs represents 114 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $62.8 million representing 122 credits at June 30, 2015 and decreased from $83.4 million representing 145 credits at September 30, 2014.
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
Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at September 30, 2015 and approximately $3.4 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at September 30, 2015, the Company was committed to lend additional funds to borrowers totaling $20,000 under the contractual terms of TDRs.
The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(Dollars in thousands)	2015	2015	2014
Accruing TDRs:
Commercial	$5,717	$6,039	$5,517
Commercial real estate	39,867	42,210	61,288
Residential real estate and other	3,589	3,925	3,063
Total accruing TDRs	$49,173	$52,174	$69,868
Non-accrual TDRs: (1)
Commercial	$147	$165	$927
Commercial real estate	5,778	6,240	9,153
Residential real estate and other	4,222	4,197	3,437
Total non-accrual TDRs	$10,147	$10,602	$13,517
Total TDRs:
Commercial	$5,864	$6,204	$6,444
Commercial real estate	45,645	48,450	70,441
Residential real estate and other	7,811	8,122	6,500
Total TDRs	$59,320	$62,776	$83,385
Weighted-average contractual interest rate of TDRs	4.04%	4.05%	4.05%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of September 30, 2015 and September 30, 2014, and shows the changes in the balance during those periods:

Three Months Ended September 30, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,204	$48,450	$8,122	$62,776
Additions during the period	—		222	222
Reductions:
Charge-offs	—	(267)	(52)	(319)
Transferred to OREO and other repossessed assets	—	—	(175)	(175)
Removal of TDR loan status (1)	(234)	(1,581)	—	(1,815)
Payments received	(106)	(957)	(306)	(1,369)
Balance at period end	$5,864	$45,645	$7,811	$59,320

Three Months Ended September 30, 2014 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,417	$75,834	$5,856	$88,107
Additions during the period	—	—	667	667
Reductions:
Charge-offs	(28)	(2,584)	—	(2,612)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	—	—
Payments received	55	(2,809)	(23)	(2,777)
Balance at period end	$6,444	$70,441	$6,500	$83,385

Nine Months Ended September 30, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,576	$67,623	$7,076	$82,275
Additions during the period	—	169	1,664	1,833
Reductions:
Charge-offs	(397)	(268)	(92)	(757)
Transferred to OREO and other repossessed assets	(562)	(2,290)	(279)	(3,131)
Removal of TDR loan status (1)	(471)	(10,151)	—	(10,622)
Payments received	(282)	(9,438)	(558)	(10,278)
Balance at period end	$5,864	$45,645	$7,811	$59,320

Nine Months Ended September 30, 2014 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,388	$93,535	$6,180	$107,103
Additions during the period	88	7,177	887	8,152
Reductions:				—
Charge-offs	(51)	(6,316)	(479)	(6,846)
Transferred to OREO and other repossessed assets	(252)	(16,057)	—	(16,309)
Removal of TDR loan status (1)	(383)	—	—	(383)
Payments received	(346)	(7,898)	(88)	(8,332)
Balance at period end	$6,444	$70,441	$6,500	$83,385

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$42,080	$59,588	$45,642	$50,454
Disposal/resolved	(7,611)	(12,196)	(20,532)	(26,556)
Transfers in at fair value, less costs to sell	6,159	3,150	16,402	30,521
Transfers in from covered OREO subsequent to loss share expiration	7,316	—	7,316	—
Additions from acquisition	4,617	—	5,378	—
Fair value adjustments	(681)	(165)	(2,326)	(4,042)
Balance at end of period	$51,880	$50,377	$51,880	$50,377

	Period End
(Dollars in thousands)	September 30, 2015	June 30, 2015	September 30, 2014
Residential real estate	$12,577	$6,408	$8,754
Residential real estate development	3,147	3,031	3,135
Commercial real estate	36,156	32,641	38,488
Total	$51,880	$42,080	$50,377

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

•	competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services);

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of the Company’s recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss sharing arrangements with the FDIC;

•	any negative perception of the Company’s reputation or financial strength;

•	ability to raise additional capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations;

•	adverse effects on our information technology systems resulting from failures, human error or tampering;

•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;

•	increased costs as a result of protecting our customers from the impact of stolen debit card information;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	the impact of any claims or legal actions, including any effect on our reputation;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the expenses and delayed returns inherent in opening new branches and de novo banks;

•	examinations and challenges by tax authorities;

•	changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements;

•	the ability of the Company to receive dividends from its subsidiaries;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

•
legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies, including those resulting from the Dodd-Frank Act;

•	a lowering of our credit rating;

•	changes in U.S. monetary policy;

•	restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business resulting from the Dodd-Frank Act;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the current regulatory environment, including the Dodd-Frank Act;

•	the impact of heightened capital requirements;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	delinquencies or fraud with respect to the Company's commercial equipment finance and leasing business;

•	the Company’s ability to comply with covenants under its credit facility; and

•	fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation.
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
The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2015, December 31, 2014 and Septebmer 30, 2014 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2015	15.6%	8.0%	(11.1)%
December 31, 2014	13.4%	6.4%	(10.1)%
September 30, 2014	13.7%	6.2%	(11.1)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2015	6.7%	3.6%	(4.0)%
December 31, 2014	5.4%	2.5%	(3.9)%
September 30, 2014	5.0%	2.6%	(5.0)%
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
During the third quarter of 2015, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2015.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. While no litigation has been initiated, the demand is the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Brothers Holdings, Inc. triggered the mandatory alternative dispute resolution process on October 16, 2015.

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

On August 28, 2015, Wintrust Mortgage received a demand from RFC Liquidating Trust asserting that that Wintrust Mortgage is liable to it for losses arising from loans sold by Wintrust Mortgage or its predecessors to Residential Funding Company LLC and/or related entities. No litigation has been initiated and the range of liability is not reasonably estimable at this time and it is not foreseeable when sufficient information will become available to provide a basis for recording a reserve, should a reserve ultimately be required.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2015. There is currently no authorization to repurchase shares of outstanding common stock.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	November 9, 2015	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)