Form 10-K
period 2015-12-31
WINTRUST FINANCIAL CORP
filed 2016-02-29
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to
Commission File Number 001-35077
Wintrust Financial Corporation
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 W. Higgins Road, Suite 800
Rosemont, Illinois 60018
(Address of principal executive offices)
Registrant’s telephone number, including area code: (847) 939-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value Series D Preferred Stock, no par value Warrants (expiring December 19, 2018)	The NASDAQ Global Select Market The NASDAQ Global Select Market The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $53.38, as reported by the NASDAQ Global Select Market, was $2,514,968,967.
As of February 24, 2016, the registrant had 48,429,151 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 26, 2016 are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS
Overview
Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $22.9 billion as of December 31, 2015. We conduct our businesses through three segments: community banking, specialty finance and wealth management. All segment measurements discussed below are based on the reportable segments and do not reflect intersegment eliminations.
We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area and in southern Wisconsin (“our market area”) through our fifteen wholly owned banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. (“Barrington Bank”). For the years ended December 31, 2015, 2014 and 2013, the community banking segment had net revenues of $714 million, $621 million and $599 million, respectively, and net income of $102 million, $99 million and $88 million, respectively. The community banking segment had total assets of $19.3 billion, $16.7 billion and $15.1 billion as of December 31, 2015, 2014 and 2013, respectively. The community banking segment accounted for approximately 77% of our consolidated net revenues for the year ended December 31, 2015.

We provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”) and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), and short-term accounts receivable financing and outsourced administrative services through our wholly owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2015, 2014 and 2013, the specialty finance segment had net revenues of $119 million, $115 million and $105 million, respectively, and net income of $42 million, $41 million and $38 million, respectively. The specialty finance segment had total assets of $3.1 billion, $2.8 billion and $2.5 billion as of December 31, 2015, 2014 and 2013, respectively. The specialty finance segment accounted for 13% of our consolidated net revenues for the year ended December 31, 2015.
We provide a full range of wealth management services primarily to customers in our market area through three separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wayne Hummer Investments, LLC (“WHI”) and Great Lakes Advisors, LLC (“Great Lakes Advisors”). For the years ended December 31, 2015, 2014 and 2013, the wealth management segment had net revenues of $93 million, $89 million and $80 million, respectively, and net income of $13 million, $12 million and $11 million, respectively. The wealth management segment had total assets of $549 million, $520 million and $494 million as of December 31, 2015, 2014 and 2013, respectively. The wealth management segment accounted for 10% of our consolidated net revenues for the year ended December 31, 2015.
Our Business
Community Banking
Through our banks, we provide community-oriented, personal and commercial banking services to customers located in our market area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks' local service areas. The banks have a strategy to provide comprehensive community-focused banking services. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our decentralized corporate structure to our advantage, we offer our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer's deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. We also have a downtown Chicago office that works with each of our banks to capture commercial and industrial business. Our commercial and industrial lenders in our downtown office operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, consumer, and real estate loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

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
We now own fifteen banks, including nine Illinois-chartered banks: Lake Forest Bank, Hinsdale Bank and Trust Company (“Hinsdale Bank”), Wintrust Bank, Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of the Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and five nationally chartered banks: Barrington Bank, Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). As of December 31, 2015, we had 152 banking locations.
Each bank is subject to regulation, supervision and regular examination by: (1) the Secretary of the Illinois Department of Financial and Professional Regulation (“Illinois Secretary”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”) for Illinois-chartered banks; (2) the Office of the Comptroller of the Currency (“OCC”) for nationally-chartered banks; or (3) the Wisconsin Department of Financial Institutions (“Wisconsin Department”) and the Federal Reserve for Town Bank.
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

We also offer several niche lending products through several of the banks. These include Barrington Bank's Community Advantage program, which provides lending, deposit and cash management services to condominium, homeowner and community associations; Hinsdale Bank's mortgage warehouse lending program, which provides loan and deposit services to mortgage brokerage companies located predominantly in the Chicago metropolitan area; and Lake Forest Bank's franchise lending program, which provides lending to restaurant franchisees. Other niches offered throughout our banking franchise include Wintrust Commercial Finance, which offers direct leasing opportunities; Wintrust Business Credit, which specializes in asset-based lending for middle-market companies; Wintrust SBA Lending, which is dedicated to offering expertise in Small Business Administration loans; Wintrust Commercial Real Estate, which concentrates on real estate lending solutions including commercial mortgages and construction loans; and Wintrust Government, Non-Profit & Hospital, which focuses on financial solutions for mission-based organizations such as hospitals, non-profits, educational institutions and local government operations.
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
In their commercial insurance premium finance operations, FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. Approved medium and large insurance agents and brokers located throughout the United States and Canada assist FIFC and FIFC Canada, respectively, in arranging each commercial premium finance loan between the borrower and FIFC or FIFC Canada, as the case may be. FIFC or FIFC Canada evaluates each loan request according to its own underwriting criteria including the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower's previous payment history, if any, and other factors deemed appropriate. Upon approval of the loan by FIFC or FIFC Canada, as the case may be, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIFC or FIFC Canada may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIFC's or FIFC Canada's behalf. In some cases the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIFC or FIFC Canada in the event of a default by the borrower. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIFC and FIFC Canada may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs various controls and procedures including ongoing credit and other reviews of the agents and brokers as well as performs various internal audit steps to mitigate against the risk of any fraud.
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
Premium finance loans made by FIFC and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however one of the insurers represents approximately 14% of such balances and two additional insurers each represent approximately 5% of such balances. FIFC and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of FIFC's life insurance premium finance policies provide for an event of default and allow FIFC to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIFC or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.
Through our wholly owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2015, Tricom processed payrolls with associated client billings of approximately $660 million and contributed approximately $10.6 million to our revenue, net of interest expense. Net revenue is based on our reportable segments and does not reflect intersegment eliminations.
In 2015, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 58%, 33% and 9%, respectively, of the total revenues of our specialty finance business.
Wealth Management Activities
We offer a full range of wealth management services through three separate subsidiaries, trust and investment services, asset management and securities brokerage services. These subsidiaries are subject to regulation by the Securities and Exchange Commission (the "SEC") and the Financial Industry Regulatory Authority ("FINRA").
Great Lakes Advisors, our registered investment adviser with locations in downtown Chicago and Safety Harbor, Florida as well as in various banking offices of our fifteen banks, provides money management services and advisory services to individuals, institutions, and municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial supervision for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. At December 31, 2015, the Company’s wealth management subsidiaries had approximately $21.2 billion of assets under administration, which includes $2.6 billion of assets owned by the Company and its subsidiary banks.
CTC, our trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of our fifteen banks. CTC is subject to regulation, supervision and regular examination by the OCC.

WHI, our registered broker/dealer subsidiary which has been operating since 1931, provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. WHI is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and has established branch locations in offices at a majority of our banks. WHI also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois.
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
The Company has employed certain strategies since 2013 to manage net income amid an environment characterized by low interest rates and increased competition. In general, the Company has taken a steady and measured approach to grow strategically and manage expenses. Specifically, the Company has:

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

•	Completed strategic acquisitions to expand presence in existing and complimentary markets;

•	Focused on cost control and leveraging our current infrastructure to grow without a commensurate increase in operating expenses;

•	Expanded the Wintrust Commercial Finance direct leasing niche in 2015; and

•	Further strengthened our capital position in 2015 and raised net proceeds of $120.8 million through the issuance and sale of non-cumulative perpetual preferred stock;
Our strategy and competitive position for each of our business segments is summarized in further detail, below.
Community Banking
We compete in the commercial banking industry through our banks in the communities they serve. The commercial banking industry is highly competitive and the banks face strong direct competition for deposits, loans and other financial related services. The banks compete with other commercial banks, thrifts, credit unions, stockbrokers, government-sponsored entities, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies. Some of these competitors are local, while others are statewide or nationwide.
As a mid-size financial services company, we expect to benefit from greater access to financial and managerial resources than our smaller local competitors while maintaining our commitment to local decision-making and to our community banking philosophy. In particular, we are able to provide a wider product selection and larger credit facilities than many of our smaller competitors, and we believe our service offerings help us in recruiting talented staff. We continue to add lenders throughout the community banking organization, many of whom have joined us because of our ability to offer a range of products and level of services which compete effectively with both larger and smaller market participants. We have continued to expand our product delivery systems, including a wide variety of electronic banking options for our retail and commercial customers which allow us to provide a level of service typically associated with much larger banking institutions. Consequently, management views technology as a great equalizer to offset some of the inherent advantages of its significantly larger competitors. Additionally, we have access to public capital markets whereas many of our local competitors are privately held and may have limited capital-raising capabilities.
We also believe we are positioned to compete effectively with other larger and more diversified banks, bank holding companies and other financial services companies due to the multi-chartered approach that pushes accountability for building a franchise and a high level of customer service down to each of our banking franchises. Additionally, we believe that we provide a relatively complete portfolio of products that is responsive to the majority of our customers' needs through the retail and commercial operations supplied by our banks, and through our mortgage and wealth management operations. The breadth of our product mix allows us to compete effectively with our larger competitors, while our multi-chartered approach with local and accountable management provides for what we believe is superior customer service relative to our larger and more centralized competitors.
Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage's size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation make the firm well positioned to compete in this environment. In 2013, we expanded our mortgage banking business through the acquisition of certain assets and liabilities of Surety Financial Services of Sherman Oaks, California. Additionally, in 2015, we have increased the amount of loans sold with servicing retained, including those loans sold to the Company's banks with servicing remaining within Wintrust Mortgage operations. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.
In 2015, we furthered our growth strategy by purchasing, through certain of our banking subsidiaries, additional banking locations. We acquired four new banking locations in southern Wisconsin and sixteen new banking locations in the Chicago metropolitan area. In addition, the Company opened six new branch locations in the Chicago metropolitan area. However, the Company closed fourteen banking locations in 2015 as part of the integration of operations and the identification of under-performing locations. We believe that strategic acquisitions and branch expansion will allow us to grow into contiguous markets that we currently do not service and expand our footprint.
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
Supervision and Regulation
General
Our business is subject to extensive regulation and supervision under federal and state laws and regulations. The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to regulation, supervision, and examination by the Federal Reserve. Our subsidiary banks are subject to regulation, supervision, and examination by the agency that granted their banking charters: (1) the OCC for Barrington Bank, Crystal Lake Bank, Schaumburg Bank, Beverly Bank and Old Plank Trail Bank; (2) the Illinois Secretary for Lake Forest Bank, Hinsdale Bank, Wintrust Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of the Lakes and St. Charles Bank; and (3) the Wisconsin Department for Town Bank. Our Illinois and Wisconsin state-chartered bank subsidiaries are also members of the Federal Reserve System, subject to supervision and regulation by the Federal Reserve as their primary federal regulator. The deposits of all of our subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) and, as such, the FDIC has additional oversight authority over the banks. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than shareholders of banks and bank holding companies, and in some instances may be contrary to their interests.
Our non-bank subsidiaries generally are subject to regulation by their functional regulators, including state finance and insurance agencies, the SEC, FINRA, the Chicago Stock Exchange, the OCC, as well as by the Federal Reserve.
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
Regulatory Reform
The Dodd-Frank Act strengthened the ability of the federal bank regulatory agencies to supervise and examine bank holding companies and their subsidiaries. The Dodd-Frank Act represents a sweeping reform of the United States supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the Consumer Financial Protection Bureau (“CFPB”), which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (1) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (2) imposed strict rules on mortgage servicing, and (3) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. A majority of the required regulations have been issued and others have been released for public comment or released in final form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and its subsidiaries. For further discussion of the most recent developments under the Dodd-Frank Act, see Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
Volcker Rule
The Dodd-Frank Act added a new Section 13 to the BHC Act, known as the “Volcker Rule.” On December 10, 2013, five United States financial regulators, including the Federal Reserve, the FDIC and the OCC, adopted final rules implementing the Volcker Rule. The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds.  Further, the final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. These rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some differences in compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiaries. These rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015 for proprietary trading and until July 2016 to divest private equity and hedge funds. We expect this date to be extended again until July 2017, which will be the final extension allowable under the Dodd-Frank Act.
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
Capital Requirements
We are subject to various regulatory capital requirements both at the Company and at the subsidiary bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well-capitalized standards. These capital rules have undergone significant changes with the adoption by the federal banking agencies of final rules that implement Basel III requirements, which are discussed below.

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

Under the final rules, compliance by the Company was required by January 1, 2015, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe that we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

Under capital rules in effect for the year ended December 31, 2015, as a bank holding company, we were required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 6.0% must be in the form of Tier 1 capital (generally common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles). The remainder may consist of Tier 2 capital, which, subject to certain conditions and limitations, consists of: the allowance for credit losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock. The Federal Reserve has stated that Tier 1 voting common equity should be the predominant form of capital. In addition, the Federal Reserve requires a minimum leverage ratio of Tier 1 capital to total assets of 3.0% for the most highly-rated bank holding companies, and 4% for all other bank holding companies. Our bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized,” which, for the year ended December 31, 2015, required: a leverage ratio of Tier 1 capital to total assets of 5% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 8% or greater, a ratio of common equity Tier 1 capital to total risk-weighted assets of 6.5%, and a ratio of total capital to total risk-weighted assets of 10% or greater. As of December 31, 2015, the Company's total capital to risk-weighted assets ratio was 12.2%, its Tier 1 capital to risk-weighted asset ratio was 10.0%, its common equity Tier 1 capital to risk-weighted assets ratio was 8.4%, and its Tier 1 leverage ratio was 9.1%.
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

For more information, see Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
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
Capital Planning and Stress Testing Requirements
On October 12, 2012, the Federal Reserve published two final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act: one for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion, and one for U.S. bank holding companies with total consolidated assets of $50 billion or more. In 2014 and 2013, under the rule applicable to the Company, which became effective November 15, 2012, we were required to conduct annual company-run stress tests using data as of September 30th of each year and different scenarios provided by the Federal Reserve. Submissions were due to the Federal Reserve no later than March 31st of each following year. Each subsequent year, we have been required to use data as of December 31st with submissions due to the Federal Reserve no later than July 31st of each following year. For further discussion of capital planning and stress testing requirements, see Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
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
Our ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. Federal Reserve policy provides that a bank holding company should not pay dividends unless (1) the bank holding company's net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends,

(2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company's capital structure. Bank holding companies also are required to consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.
In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. For more information on the capital conservation buffer, see Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”
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
As of December 31, 2015 and 2014, each of the Company's banks was categorized as “well-capitalized.” In order to maintain the Company's designation as a financial holding company, the Company and each of the banks is required to maintain capital ratios at or above the “well-capitalized” levels. Management is committed to maintaining the Company's capital levels above the “well-capitalized” levels established by the Federal Reserve for bank holding companies.
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

Risk Committee Requirement

On March 27, 2014, the Federal Reserve published final rules to implement certain "enhanced prudential standards" mandated by the Dodd-Frank Act.  Many of these enhanced prudential standards apply only to bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more, and do not apply to the Company.  However, the Federal Reserve's enhanced prudential standards require that, beginning in 2015, publicly traded bank holding companies with total consolidated assets of greater than $10 billion and less than $50 billion must establish and maintain risk committees for their boards of directors to oversee the bank holding companies' risk management frameworks. Our Board has had a separate risk committee since 1998; we believe that our risk committee and corresponding risk management framework is in compliance with all applicable requirements.
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
In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO's bond obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was approximately 0.600 basis points (60 cents per $10,000 of assessable deposits).
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
Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016, the first $15.2 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 10% of the aggregate amount of total transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. Our banks are in compliance with the foregoing requirements.
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

Compliance with Consumer Protection Laws
Our banks and some other operating subsidiaries are also subject to many federal consumer protection statutes and regulations, including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Fund Transfer Act, the Consumer Financial Protection Act, the Federal Trade Commission Act and analogous state statutes, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act and the Home Mortgage Disclosure Act. Wintrust Mortgage must also comply with many of these consumer protection statutes and regulations. Violation of these statutes can lead to significant potential liability for damages and penalties, in litigation by consumers as well as enforcement actions by regulators. Some of the key requirements of these laws:

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
Ability to Repay Rule
On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (1) current or reasonably expected income or assets; (2) current employment status; (3) monthly payment on the subject transaction; (4) monthly payment on any simultaneous loan; (5) monthly payment for all mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) monthly debt-to-income ratio or residual income; and (8) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.
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

TILA-RESPA Integrated Disclosure

On December 31, 2013, the CFPB published final rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The two new forms developed by the CFPB are the Loan Estimate and the Closing Disclosure. The Loan Estimate replaces the Good Faith Estimate ("GFE") and the Early Truth in Lending Disclosure ("TIL") and adds additional disclosure language as required by the Dodd-Frank Act. The creditor must give the form to the consumer no later than three business days after the consumer applies for a mortgage loan. Consistent with current law, the creditor generally cannot charge the consumer any fees until after the consumer has been given the Loan Estimate form and the consumer has communicated intent to proceed with the transaction. Creditors may provide consumers with written estimates prior to application so long as there is a disclaimer to prevent confusion with the Loan Estimate form. The second disclosure, the Closing Disclosure form, replaces the HUD-1 and the Final TIL and adds additional disclosure language as required by Dodd Frank. The creditor must give the form to the consumer at least three business days before the consumer closes the loan. The rule became effective October 3, 2015. Wintrust Mortgage and the charter banks are both impacted by the rule, and have implemented procedures to comply with this regulation.

Expansion of the Home Mortgage Disclosure Act

The CFPB has published a lengthy amendment related to the reporting requirements under the Home Mortgage Disclosure Act. The CFPB claims the proposed rule aims to: 1) improve market information, data access, and the electronic reporting process; 2) monitor access to credit; 3) standardize the reporting threshold; 4) ease reporting requirements for some small banks; and 5) align reporting requirements with industry data standards. The proposed rule requires several new items of data be collected and reported to the FFIEC during annual reporting. A majority of the provisions of the rule become effective January 1, 2018. We expect to be fully compliant at that time.
Federal Preemption
The Dodd-Frank Act also amended the laws governing federal preemption of state laws as applied to national banks, and eliminated federal preemption for subsidiaries of national banks. These changes may subject the Company's national banks and their divisions, including Wintrust Mortgage, to additional state regulation and enforcement.
Debit Interchange
The Dodd-Frank Act added a new statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers (including our bank subsidiaries) be reasonable and proportional to the cost incurred by the issuer. The Dodd-Frank Act also gave the Federal Reserve the authority to establish rules regarding these interchange fees. The Federal Reserve issued final regulations that were effective in October 2011, and that limit interchange fees for electronic debit transactions to 21 cents plus .05% of the transaction, plus an additional one cent per transaction fraud adjustment. The rule also imposes requirements regarding routing and exclusivity of electronic debit transactions, and generally requires that debit cards be usable in at least two unaffiliated networks.
Anti-Money Laundering Programs
The Bank Secrecy Act (“BSA”) and USA PATRIOT Act of 2001 contain anti-money laundering (“AML”) and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The BSA, as amended by the USA PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an AML program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Each of our subsidiary banks is subject to the BSA and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML program. We have implemented policies, procedures and internal controls that are designed to comply with these AML requirements. In 2014, the Financial Crimes Enforcement Network (“FinCEN”), which is a unit of the Treasury Department that drafts regulations implementing the USA PATRIOT Act and other AML and BSA legislation, proposed a rule that would contain explicit customer due diligence requirements and impose a new regulatory requirement on financial institutions to obtain beneficial ownership information with respect to all legal entity customers with which such institutions conduct business. The scope and compliance requirements of such a rule have yet to be finalized.  Bank regulators are focusing their examinations on anti-money laundering compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs.

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury's Office of Foreign Assets Control, or "OFAC," is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and Acts of Congress.  OFAC-administered sanctions take many different forms.  For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or "specially designated nationals" of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Employees
At December 31, 2015, the Company and its subsidiaries employed a total of 3,770 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.
Available Information
The Company’s Internet address is www.wintrust.com. The Company makes available at this address, under the "Investor Relations" tab, free of charge, its Annual Report on Form 10-K, its annual reports to shareholders, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Supplemental Statistical Data
The following statistical information is provided in accordance with the requirements of The Securities Act Industry Guide 3, Statistical Disclosure by Bank Holding Companies, which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in Item 7 of this Annual Report on Form 10-K.
Investment Securities Portfolio
The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2015, 2014 and 2013:

(Dollars in thousands)	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$312,282	$306,729	$388,713	$381,805	$354,262	$336,095
U.S. Government agencies	70,313	70,236	686,106	668,316	950,086	895,688
Municipal	105,702	108,595	234,951	238,529	154,463	152,716
Corporate notes:
Financial issuers	80,014	80,043	129,309	129,758	129,362	128,944
Other	1,500	1,502	3,766	3,821	5,994	6,094
Mortgage-backed: (1)
Mortgage-backed securities	1,069,680	1,052,510	271,129	271,649	562,708	548,198
Collateralized mortgage obligations	40,421	40,087	47,347	47,061	57,711	57,027
Equity securities	51,380	56,686	46,592	51,139	50,532	51,528
Total available-for-sale securities	$1,731,292	$1,716,388	$1,807,913	$1,792,078	$2,265,118	$2,176,290
Held-to-maturity securities
U.S. Government agencies	$687,302	$680,162	$—	$—	$—	$—
Municipal	197,524	197,949	—	—	—	—
Total held-to-maturity securities	$884,826	$878,111	$—	$—	$—	$—
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.
Tables presenting the carrying amounts and gross unrealized gains and losses for securities available-for-sale at December 31, 2015 and 2014 are included by reference to Note 3 to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K. The following table presents the carrying value of the investment securities portfolios as of December 31, 2015, by maturity distribution.

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$96,974	$14,950	$194,805	$—	$—	$—	$306,729
U.S. Government agencies	11,031	53,715	5,490	—	—	—	70,236
Municipal	39,272	42,058	22,276	4,989	—	—	108,595
Corporate notes:
Financial issuers	11,977	55,745	3,128	9,193	—	—	80,043
Other	1,502	—	—	—	—	—	1,502
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	1,052,510	—	1,052,510
Collateralized mortgage obligations	—	—	—	—	40,087	—	40,087
Equity securities	—	—	—	—	—	56,686	56,686
Total available-for-sale securities	$160,756	$166,468	$225,699	$14,182	$1,092,597	$56,686	$1,716,388
Held-to-maturity securities
U.S. Government agencies	$—	$6,569	$44,740	$635,993	$—	$—	$687,302
Municipal	—	12,639	51,714	133,171	—	—	197,524
Total held-to-maturity securities	$—	$19,208	$96,454	$769,164	$—	$—	$884,826
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2015:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	0.41%	0.60%	1.62%	—%	—%	—%	1.19%
U.S. Government agencies	0.66	0.77	5.30	—	—	—	1.11
Municipal	1.86	2.51	4.70	4.77	—	—	2.83
Corporate notes:
Financial issuers	1.17	1.87	2.73	4.80	—	—	2.14
Other	1.78	—	—	—	—	—	1.78
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.79	—	2.79
Collateralized mortgage obligations	—	—	—	—	1.96	—	1.96
Equity securities	—	—	—	—	—	4.45	4.45
Total available-for-sale securities	0.85%	1.56%	2.03%	4.79%	2.76%	4.45%	2.44%
Held-to-maturity securities
U.S. Government agencies	—%	1.66%	3.97%	3.48%	—%	—%	3.49%
Municipal	—	3.03	4.42	4.93	—	—	4.67
Total held-to-maturity securities	—%	2.56%	4.21%	3.73%	—%	—%	3.76%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

ITEM 1A.	RISK FACTORS
An investment in our securities is subject to risks inherent to our business. Certain material risks and uncertainties that management believes affect Wintrust are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K and in our other filings with the SEC. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair Wintrust's business operations. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.
Risks Related to Our Business and Operating Environment
Difficult economic conditions have adversely affected our company and the financial services industry in general and further deterioration in economic conditions may materially adversely affect our business, financial condition, results of operations and cash flows.
The U.S. economy was in a recession from the third quarter of 2008 to the second quarter of 2009, and economic activity continues to be restrained. The housing and real estate markets have also been experiencing extraordinary volatility since 2007. Additionally, unemployment rates remained historically high during these periods. These factors have had a significant negative effect on us and other companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans , as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil led to an increase in charge-offs and has negatively impacted consumer confidence and the level of business activity. However, net charge-offs, excluding covered loans, decreased to $19.2 million in 2015 from $27.2 million in 2014. Our balance of non-performing loans, excluding covered loans, and other real estate owned (“OREO”), excluding covered other real estate owned, was $84.1 million and $43.9 million, respectively, at December 31, 2015 compared to $78.7 million and $45.6 million, respectively, at December 31, 2014. Continued weakness or resumed deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have given them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Because our allowance for loan losses represents an estimate of probable losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly if there is deterioration in general economic or market conditions or events that adversely affect specific customers. In 2015, we charged off $19.2 million in loans, excluding covered loans, (net of recoveries) and increased our allowance for loan losses, excluding the allowance for covered loans, from $91.7 million at December 31, 2014 to $105.4 million at December 31, 2015. The increase in allowance in 2015 was primarily the result of significant loan growth during the period. Our allowance for loan losses, excluding the allowance for covered loans, represents 0.62% of total loans, excluding covered loans outstanding at December 31, 2015, compared to 0.64% at December 31, 2014.
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
For more information regarding our allowance for loan losses, see “Loan Portfolio and Asset Quality” under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.
A significant portion of our loan portfolio is comprised of commercial loans, the repayment of which is largely dependent upon the financial success and economic viability of the borrower.
The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy remains weak for a prolonged period or experiences further deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $4.7 billion or 27% of our total loan portfolio, at December 31, 2015, compared to $3.9 billion, or 26% of our total loan portfolio, at December 31, 2014.
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
As of both December 31, 2015 and 2014, approximately 43% of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties, including the Chicago metropolitan area and southern Wisconsin, in which a majority of our real estate loans are concentrated. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.
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

Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $641.5 million and $598.6 million for the years ended December 31, 2015 and 2014, respectively.

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

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $15.4 million, $7.9 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.
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
The Company's available-for-sale and trading securities are carried at fair value. Major disruptions in the capital markets experienced in recent years have impacted investor demand for all classes of securities and resulted in volatility in the fair values of the Company's investment securities.
Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2015, approximately 95% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of these assets, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.
The remaining securities in our available-for-sale securities portfolio were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. Recent market disruptions make valuation of such securities even more difficult and subjective. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2015, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.
There can be no assurance that decline in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges which could have a material negative effect on our business, financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls over financial reporting, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
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
We are increasingly dependent upon computer and other information technology systems to manage our business. We rely upon information technology systems to process, record, monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. While we perform a review of controls instituted by our critical vendors in accordance with industry standards, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. Additionally, we must rely on our employees to safeguard access to our information technology systems and avoid inadvertent complicity with external security threats. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, or if any of our financial, accounting or other data processing systems fail or have other significant shortcomings, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Security breaches in our online banking systems could also have an adverse effect on our reputation. Our systems may also be affected by events that are beyond our control, which may include, for example, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions and security breaches, our efforts may not be adequate to prevent problems that could materially adversely affect our business, financial condition and results of operations.
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
The ability of a third party to acquire us is also limited under applicable banking regulations. The BHC Act requires any “bank holding company” (as defined in the BHC Act) to obtain the approval of the Federal Reserve prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act of 1978. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a "bank holding company" under the BHC Act. For purposes of calculating ownership thresholds under these banking regulations, bank regulators would likely at least take the position that the minimum number of shares, and could take the position that the maximum number of shares, of Wintrust common stock that a holder is entitled to receive pursuant to securities convertible into or settled in Wintrust common stock, including pursuant to Wintrust's warrants to purchase Wintrust common stock held by such holder, must be taken into account in calculating a shareholder's aggregate holdings of Wintrust common stock.
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
The Dodd-Frank Act significantly changed the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, including heightened capital requirements, and to prepare numerous studies and reports for Congress. The Dodd-Frank Act amended the laws governing federal preemption of state laws as applied to national banks, and eliminated federal preemption for subsidiaries of national banks. These changes may subject our national banks and their subsidiaries and divisions, including Wintrust Mortgage, to additional state regulation. With regard to mortgage lending, the Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations on the manner by which loan originators may be compensated and an obligation of the part of lenders to assess and verify a borrower's “ability to repay” a residential mortgage loan.
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
Additional discussion of the Dodd-Frank Act may be found in this Annual Report on Form 10-K under “Business - Supervision and Regulation” and “Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview and Strategy-Financial Regulatory Reform” in Item 7.
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
Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered "predatory." These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013 and 2014, the CFPB issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a "qualified mortgage" may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make. In addition, regulation related to redlining, fair lending, Community Re-Investment Act compliance and Bank Secrecy Act compliance create significant burdens which necessitate increased costs. Any failure to comply with any of these regulations could have a significant impact on our ability to operate, our ability to acquire or open new banks and/or result in meaningful fines.
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
In October 2012, the Federal Reserve published a final rule implementing the stress test requirements under the Dodd-Frank Act, which are designed to evaluate the sufficiency of a banking organization's capital to support its operations during periods of stress. As a bank holding company with between $10 billion and $50 billion in total consolidated assets, we were required to conduct annual stress tests based on scenarios provided by the Federal Reserve, beginning in the fall of 2013, and will be required to publicly disclose the results of our stress tests going forward. This stress test requirement has increased our compliance costs. We anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact our net income and our return on equity.
Our FDIC insurance premiums may increase, which could negatively impact our results of operations.
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline of its deposit insurance fund to historical lows. In addition, the Dodd-Frank Act made permanent a temporary increase in the limit on FDIC coverage to $250,000 per depositor. These developments have caused our FDIC insurance premiums to increase, and may cause additional increases. Certain provisions of the Dodd-Frank Act may further affect our FDIC insurance premiums. The Dodd-Frank Act includes provisions that change the assessment base for federal deposit insurance from the amount of insured deposits to average total consolidated assets less average tangible capital, eliminate the maximum size of the DIF, eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increase the minimum reserve ratio of the DIF from 1.15% to 1.35%. Beginning in late 2010, the FDIC issued regulations implementing some of these changes. There is a risk that the banks' deposit insurance premiums will continue to increase if failures of insured depository institutions continue to deplete the DIF. Any such increase may negatively impact our financial condition and results of operations.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and the Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering or the funding of terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require certain financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in fines or sanctions. Several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Risks Related to Our Niche Businesses
Our premium finance business may involve a higher risk of delinquency or collection than our other lending operations, and could expose us to losses.
We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, FIFC, and financing for the payment of commercial insurance premiums in Canada through our wholly owned subsidiary, FIFC Canada. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2015, we had $2.4 billion of commercial insurance premium finance loans outstanding, of which $2.1 billion were originated in the U.S. by FIFC and $278.3 million were originated in Canada by FIFC Canada. Together, these loans represented 14% of our total loan portfolio as of such date.
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
FIFC and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers; however, one of the insurers represents approximately 14% of such balances and two additional insurers each of which represents approximately 5% of such balances. FIFC and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIFC and FIFC Canada can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIFC and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.
Proposed regulatory changes could significantly reduce loan volume and impair the financial condition of FIFC.

FinCEN has proposed additional AML rules that would require banks to gather and verify additional customer information, including beneficial ownership of borrowers. These requirements, if imposed on FIFC, would likely impose delays in processing premium finance loan applications and may result in transition of loan transaction volume to premium finance companies that are not subject to these AML rules, i.e., premium finance companies that are not affiliated with banks. A material reduction in loan transaction volume would likely impair the financial condition of FIFC. There can be no assurance that the proposed additional AML rules will be issued by FinCEN in final form, when they might become effective, or whether they will apply to FIFC.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago. The Company’s banks operate through 152 banking facilities, the majority of which are owned. The Company owns 224 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. Excess space in certain properties is leased to third parties.
The Company’s wealth management subsidiaries have one location in downtown Chicago, one in Appleton, Wisconsin, and one in Safety Harbor, Florida, all of which are leased, as well as office locations at several of our banks. Wintrust Mortgage is headquartered in our corporate headquarters in Rosemont, Illinois and has 55 locations in 12 states, all of which are leased, as well as office locations at several of our banks. FIFC has one location in Northbrook, Illinois which is owned and locations in Jersey City, New Jersey and Long Island, New York which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario, Mississauga, Ontario and Vancouver, British Columbia. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.
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
On March 15, 2012, a former mortgage loan originator employed by Wintrust Mortgage Company, named Wintrust, Barrington Bank and its subsidiary, Wintrust Mortgage Company, as defendants in a Fair Labor Standards Act class action lawsuit filed in the U.S. District Court for the Northern District of Illinois. The suit asserts that Wintrust Mortgage Company violated the federal Fair Labor Standards Act and challenges the manner in which Wintrust Mortgage Company classified its loan originators and compensated them for their work. The suit also seeks to assert these claims as a class. On September 30, 2013, the Court entered an order conditionally certifying an “opt-in” class in this case. Notice to the potential class members was sent on or about October 22, 2013, primarily informing the putative class of the right to opt-into the class and setting a deadline for same. Approximately 15% of the notice recipients joined the class. On September 26, 2014, the Court stayed actions by opt-in plaintiffs with arbitration agreements, which reduced the class size by more than 40%. The Court also denied the opt-in plaintiffs’ motion for equitable tolling, which the Company anticipates will reduce the class size by an additional 15%. On April 30, 2015, the parties settled the dispute for an immaterial amount and the Court approved the settlement on June 17, 2015.
On January 15, 2015, Lehman Brothers Holdings, Inc. ("Lehman Holdings") sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. Wintrust Mortgage has not been served with the new complaint. The mandatory mediation is scheduled for March 16, 2016.
The Company has reserved an amount for the Lehman Holdings demand that is immaterial to its results of operations or financial condition. Such litigation and threatened litigation actions necessarily involve substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to these legal proceedings may exceed the amounts reserved by the Company.

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
On August 13, 2015, BMO Harris Financial Advisors (“BHFA”) filed an arbitration demand with the FINRA seeking damages and a permanent injunction and a complaint with the Circuit Court for Cook County, Illinois seeking a temporary restraining order against one of its former financial advisors and a current financial advisor with WHI. A narrow and limited temporary injunction was entered and the matter was referred to FINRA for arbitration. In November 2015, BHFA added WHI as a co-defendant in the arbitration action, alleging that WHI tortiously interfered with BHFA’s contract with its former financial advisor. As discovery is still in the preliminary stages, the range of liability is not reasonably estimable at this time and it is not foreseeable when sufficient information will become available to provide a basis for recording a reserve, should a reserve ultimately be required. A hearing on the merits has been set for September 12 - 15, 2016.
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
The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2015 and 2014.

	2015		2014
	High	Low	High	Low
Fourth Quarter	$55.00	$47.32	$47.78	$41.99
Third Quarter	55.79	48.83	48.53	44.34
Second Quarter	54.00	46.77	49.46	42.53
First Quarter	48.81	41.04	49.99	42.14
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
This graph and other information furnished in the section titled “Performance Graph” under this Part II, Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, as amended.

	2010	2011	2012	2013	2014	2015
Wintrust Financial Corporation	100.00	84.92	111.11	139.63	141.57	146.90
NASDAQ — Total US	100.00	100.31	116.79	155.90	175.33	176.17
NASDAQ — Bank Index	100.00	74.57	100.48	137.27	153.50	156.89

Approximate Number of Equity Security Holders
As of February 24, 2016 there were approximately 1,702 shareholders of record of the Company’s common stock.
Dividends on Common Stock
The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve a semi-annual dividend until quarterly dividends were approved in 2014 and 2015. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's 5.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), the terms of the Company's Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D (the "Series D Preferred Stock"), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on December 15, 2014 and subsequently amended in December 2015, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold.
The following is a summary of the cash dividends paid in 2015 and 2014:

Record Date	Payable Date	Dividend per Share
November 12, 2015	November 27, 2015	$0.11
August 6, 2015	August 20, 2015	$0.11
May 7, 2015	May 21, 2015	$0.11
February 5, 2015	February 19, 2015	$0.11
November 6, 2014	November 20, 2014	$0.10
August 7, 2014	August 21, 2014	$0.10
May 8, 2014	May 22, 2014	$0.10
February 6, 2014	February 20, 2014	$0.10

On January 28, 2016, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.12 per share of outstanding common stock. The dividend was paid on February 25, 2016 to shareholders of record as of February 11, 2016.
Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The banks’ ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2015, 2014 and 2013, the banks and certain wealth management subsidiaries paid $22.2 million, $77.0 million and $112.8 million, respectively, in dividends to the Company.
Reference is also made to Note 18 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in Item 8 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.
Issuer Purchases of Equity Securities
No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2015. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Selected Financial Condition Data (at end of year):
Total assets	$22,917,166	$20,010,727	$18,097,783	$17,519,613	$15,893,808
Total loans, excluding loans held-for-sale and covered loans	17,118,117	14,409,398	12,896,602	11,828,943	10,521,377
Total deposits	18,639,634	16,281,844	14,668,789	14,428,544	12,307,267
Junior subordinated debentures	268,566	249,493	249,493	249,493	249,493
Total shareholders’ equity	2,352,274	2,069,822	1,900,589	1,804,705	1,543,533
Selected Statements of Income Data:
Net interest income	$641,529	$598,575	$550,627	$519,516	$461,377
Net revenue (1)	913,126	813,815	773,024	745,608	651,075
Net income	156,749	151,398	137,210	111,196	77,575
Net income per common share – Basic	3.05	3.12	3.33	2.81	2.08
Net income per common share – Diluted	2.93	2.98	2.75	2.31	1.67
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin (2)	3.36%	3.53%	3.50%	3.49%	3.42%
Non-interest income to average assets	1.29	1.15	1.27	1.37	1.27
Non-interest expense to average assets	2.99	2.92	2.88	2.96	2.82
Net overhead ratio (2) (3)	1.70	1.77	1.60	1.59	1.55
Efficiency ratio (2) (4)	68.49	66.89	64.57	65.85	64.58
Return on average assets	0.75	0.81	0.79	0.67	0.52
Return on average common equity (2)	7.15	7.77	7.56	6.60	5.12
Return on average tangible common equity (2)	9.44	10.14	9.93	8.70	6.70
Average total assets	$21,009,773	$18,699,458	$17,468,249	$16,529,617	$14,920,160
Average total shareholders’ equity	2,232,989	1,993,959	1,856,706	1,696,276	1,484,720
Average loans to average deposits ratio (excluding covered loans)	92.0%	89.9%	88.9%	87.8%	88.3%
Average loans to average deposits ratio (including covered loans)	93.1	91.7	92.1	92.6	92.8
Common Share Data at end of year:
Market price per common share	$48.52	$46.76	$46.12	$36.70	$28.05
Book value per common share (2)	$43.42	$41.52	$38.47	$37.78	$34.23
Tangible common book value per share (2)	$33.17	$32.45	$29.93	$29.28	$26.72
Common shares outstanding	48,383,279	46,805,055	46,116,583	36,858,355	35,978,349
Other Data at end of year: (7)
Leverage Ratio	9.1%	10.2%	10.5%	10.0%	9.4%
Tier 1 capital to risk-weighted assets	10.0	11.6	12.2	12.1	11.8
Common equity Tier 1 capital to risk-weighted assets	8.4	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets	12.2	13.0	12.9	13.1	13.0
Tangible Common Equity ratio (TCE) (2) (6)	7.2	7.8	7.8	7.4	7.5
Tangible Common Equity ratio, assuming full conversion of preferred stock (2) (6)	7.7	8.4	8.5	8.4	7.8
Allowance for credit losses (5)	$106,349	$92,480	$97,641	$121,988	$123,612
Non-performing loans	84,057	78,677	103,334	118,083	120,084
Allowance for credit losses(5) to total loans, excluding covered loans	0.62%	0.64%	0.76%	1.03%	1.17%
Non-performing loans to total loans, excluding covered loans	0.49	0.55	0.80	1.00	1.14
Number of:
Bank subsidiaries	15	15	15	15	15
Banking offices	152	140	124	111	99

(1)	Net revenue includes net interest income and non-interest income

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.

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
Forward Looking Statements
This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A on page 22 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•
negative economic conditions that adversely affect the economy, housing prices, the job market and other factors that may affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	the financial success and economic viability of the borrowers of our commercial loans;

•	commercial real estate market conditions in the Chicago metropolitan area and southern Wisconsin;

•	the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for loan and lease losses;

•	inaccurate assumptions in our analytical and forecasting models used to manage our loan portfolio;

•
changes in the level and volatility of interest rates, the capital markets and other market indices that may affect, among other things, the Company’s liquidity and the value of its assets and liabilities;

•
competitive pressures in the financial services business which may affect the pricing of the Company’s loan and deposit products as well as its services (including wealth management services), which may result in loss of market share and reduced income from deposits, loans, advisory fees and income from other products;

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of the Company’s recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	any negative perception of the Company’s reputation or financial strength;

•	ability of the Company to raise additional capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability of the Company to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations and to manage risks associated therewith;

•	adverse effects on our information technology systems resulting from failures, human error or tampering;

•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;

•	increased costs as a result of protecting our customers from the impact of stolen debit card information;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	the impact of any claims or legal actions to which the Company is subject, including any effect on our reputation;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages and increases in reserves associated therewith;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the expenses and delayed returns inherent in opening new branches and de novo banks;

•	examinations and challenges by tax authorities;

•	changes in accounting standards, rules and interpretations and the impact on the Company’s financial statements;

•	the ability of the Company to receive dividends from its subsidiaries;

•	a decrease in the Company’s regulatory capital ratios, including as a result of further declines in the value of its loan portfolios, or otherwise;

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
Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances after the date of this Annual Report on Form 10-K. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the Securities and Exchange Commission and in its press releases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2015. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Annual Report on Form 10-K.
OPERATING SUMMARY
Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			% or Basis Point (bp)change	% or Basis Point (bp)change
(Dollars in thousands, except per share data)	2015	2014	2013	2014 to 2015	2013 to 2014
Net income	$156,749	$151,398	$137,210	4%	10%
Net income per common share — Diluted	2.93	2.98	2.75	(2)	8
Net revenue (1)	913,126	813,815	773,024	12	5
Net interest income	641,529	598,575	550,627	7	9
Net interest margin (2)	3.36%	3.53%	3.50%	(17) bp	3 bp
Net overhead ratio (2) (3)	1.70	1.77	1.60	(7)	17
Efficiency ratio (2) (4)	68.49	66.89	64.57	160	232
Return on average assets	0.75	0.81	0.79	(6)	2
Return on average common equity(2)	7.15	7.77	7.56	(62)	21
Return on average tangible common equity (2)	9.44	10.14	9.93	(70)	21
At end of period
Total assets	$22,917,166	$20,010,727	$18,097,783	15%	11%
Total loans, excluding loans held-for-sale, excluding covered loans	17,118,117	14,409,398	12,896,602	19	12
Total loans, including loans held-for-sale, excluding covered loans	17,506,155	14,760,688	13,230,929	19	12
Total deposits	18,639,634	16,281,844	14,668,789	14	11
Total shareholders’ equity	2,352,274	2,069,822	1,900,589	14	9
Tangible common equity ratio (TCE) (2)(6)	7.2%	7.8%	7.8%	(60) bp	0 bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)(6)	7.7	8.4	8.5	(70) bp	(10) bp
Book value per common share (2)	$43.42	$41.52	$38.47	5%	8%
Tangible common book value per common share (2)	33.17	32.45	29.93	2	8
Market price per common share	48.52	46.76	46.12	4	1
Excluding covered loans:
Allowance for credit losses to total loans(5)	0.62%	0.64%	0.76%	(2) bp	(12) bp
Non-performing loans to total loans	0.49	0.55	0.80	(6) bp	(25) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)
The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The efficiency ratio is calculated by dividing total non-interest expense by tax-equivalent net revenues (less securities gains or losses). A lower ratio indicates more efficient revenue generation.

(5)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments, but excludes the allowance for covered loan losses.

(6)	Total shareholders' equity minus preferred stock and total intangible assets divided by total assets minus total intangible assets.
Please refer to the Consolidated Results of Operations section later in this discussion for an analysis of the Company’s operations for the past three years.

NON-GAAP FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), net interest margin (including its individual components), the efficiency ratio, tangible common equity ratio, tangible common book value per share and return on average tangible common equity. In addition, certain operating measures and ratios are adjusted for acquisition and non-operating compensation charges. These operating measures and ratios include operating net income, the efficiency ratio, the net overhead ratio, return on average assets, return on average common equity, return on average tangible common equity and net income per diluted common share. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.
Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent (“FTE”) basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a FTE basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. Management considers operating net income, which is reported net income excluding acquisition and non-operating compensation charges, as a useful measure of operating performance. Acquisition related charges are specific costs incurred by the Company as a result of an acquisition that are not expected to continue in subsequent periods. Non-operating compensation charges are certain salary and employee benefit costs incurred that are not related to current operating services provided by employees of the Company. The Company excludes acquisition and non-operating compensation charges from reported net income as well as certain operating measures and ratios noted above to provide better comparability between periods.

The following table presents a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures for the last five years.

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2015	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$718,464	$671,267	$630,709	$627,021	$605,793
Taxable-equivalent adjustment:
-Loans	1,431	1,128	842	576	458
-Liquidity management assets	3,221	2,000	1,407	1,363	1,224
-Other earning assets	57	41	11	8	12
Interest Income — FTE	$723,173	$674,436	$632,969	$628,968	$607,487
(B) Interest Expense (GAAP)	76,935	72,692	80,082	107,505	144,416
Net interest income — FTE	$646,238	$601,744	$552,887	$521,463	$463,071
(C) Net Interest Income (GAAP) (A minus B)	$641,529	$598,575	$550,627	$519,516	$461,377
(D) Net interest margin (GAAP-derived)	3.34%	3.51%	3.49%	3.47%	3.41%
Net interest margin — FTE	3.36	3.53	3.50	3.49	3.42
(E) Efficiency ratio (GAAP-derived)	68.84	67.15	64.76	66.02	64.75
Efficiency ratio — FTE	68.49	66.89	64.57	65.85	64.58
Efficiency ratio - Adjusted for acquisition and non-operating compensation charges	67.01	66.89	64.57	65.85	64.58
(F) Net overhead ratio (GAAP)	1.70	1.77	1.60	1.59	1.55
Net Overhead Ratio - Adjusted for acquisition and non-operating compensation charges	1.63	1.77	1.60	1.59	1.55
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders' equity	$2,352,274	$2,069,822	$1,900,589	$1,804,705	$1,543,533
(G) Less: Convertible preferred stock	(126,287)	(126,467)	(126,477)	(176,406)	(49,768)
Less: Non-convertible preferred stock	(125,000)	—	—	—	—
Less: Intangible assets	(495,970)	(424,445)	(393,760)	(366,348)	(327,538)
(H) Total tangible common shareholders’ equity	$1,605,017	$1,518,910	$1,380,352	$1,261,951	$1,166,227
Total assets	$22,917,166	$20,010,727	$18,097,783	$17,519,613	$15,893,808
Less: Intangible assets	(495,970)	(424,445)	(393,760)	(366,348)	(327,538)
(I) Total tangible assets	$22,421,196	$19,586,282	$17,704,023	$17,153,265	$15,566,270
Tangible common equity ratio (H/I)	7.2%	7.8%	7.8%	7.4%	7.5%
Tangible common equity ratio, assuming full conversion of preferred stock ((H-G)/I)	7.7	8.4	8.5	8.4	7.8
Calculation of book value per common share
Total shareholders’ equity	$2,352,274	$2,069,822	$1,900,589	$1,804,705	$1,543,533
Less: Preferred stock	(251,287)	(126,467)	(126,477)	(176,406)	(49,768)
(J) Total common equity	$2,100,987	$1,943,355	$1,774,112	$1,628,299	$1,493,765
Actual common shares outstanding	48,383	46,805	46,117	36,858	35,978
Add: TEU conversion shares	—	—	—	6,241	7,666
(K) Common shares used for book value calculation	48,383	46,805	46,117	43,099	43,644
Book value per common share (J/K)	$43.42	$41.52	$38.47	$37.78	$34.23
Tangible common book value per share (H/K)	33.17	32.45	29.93	29.28	26.72

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2015	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Calculation of return on average assets
(L) Net income	$156,749	$151,398	$137,210	$111,196	$77,575
Add: Acquisition and non-operating compensation charges, net of tax	8,987	—	—	—	—
(M) Operating net income	$165,736	$151,398	$137,210	$111,196	$77,575
(N) Total average assets	$21,009,773	$18,699,458	$17,468,249	$16,529,617	$14,920,160
Return on average assets, annualized (L/N)	0.75%	0.81%	0.79%	0.67%	0.52%
Return on average assets, adjusted for acquisition and non-operating compensation charges (M/N)	0.79	0.81	0.79	0.67	0.52
Calculation of return on average common equity
(O) Net income applicable to common shares	$145,880	$145,075	$128,815	$102,103	$73,447
(P) Add: Acquisition and non-operating compensation charges, net of tax	8,987	—	—	—	—
(Q) Add: After-tax intangible asset amortization	2,879	2,881	2,828	2,668	2,076
(R) Tangible operating net income applicable to common shares	$157,746	$147,956	$131,643	$104,771	$75,523
Total average shareholders' equity	$2,232,989	$1,993,959	$1,856,706	$1,696,276	$1,484,720
Less: Average preferred stock	(191,416)	(126,471)	(153,724)	(149,373)	(49,701)
(S) Total average common shareholders' equity	$2,041,573	$1,867,488	$1,702,982	$1,546,903	$1,435,019
Less: Average intangible assets	(466,225)	(408,642)	(376,762)	(342,969)	(307,298)
(T) Total average tangible common shareholders’ equity	$1,575,348	$1,458,846	$1,326,220	$1,203,934	$1,127,721
Return on average common equity (O/S)	7.15%	7.77%	7.56%	6.60%	5.12%
Return on average common equity, adjusted for acquisition and non-operating compensation charges ((O+P)/S)	7.59	7.77	7.56	6.60	5.12
Return on average tangible common equity ((O+Q)/T)	9.44	10.14	9.93	8.70	6.70
Return on average tangible common equity, adjusted for acquisition and non-operating compensation charges (R/T)	10.01	10.14	9.93	8.70	6.70
Calculation of net income per common share - diluted
(U) Net income applicable to common shares - Diluted	$152,194	$151,398	$137,140	$111,058	$73,447
Add: Acquisition and non-operating compensation charges, net of tax	8,987	—	—	—	—
(V) Net income applicable to common shares - Diluted, adjusted for acquisition and non-operating compensation charges	$161,186	$151,398	$137,140	$111,058	$73,447
Weighted average common shares and effect of dilutive potential common shares (W)	51,937	50,845	49,948	48,034	43,991
Net income per common share - Diluted (U/W)	$2.93	$2.98	$2.75	$2.31	$1.67
Net income per common share - Diluted, adjusted for acquisition and non-operating compensation charges (V/W)	3.10	2.98	2.75	2.31	1.67

(1)	The Company considers acquisition and non-operating compensation charges incurred prior to 2015 to be insignificant.

OVERVIEW AND STRATEGY
2015 Highlights
The Company recorded net income of $156.7 million for the year of 2015 compared to $151.4 million and $137.2 million for the years of 2014 and 2013, respectively. The results for 2015 demonstrate continued operating strengths including strong loan and deposit growth driving higher net interest income, increased mortgage banking revenue, higher fees from covered call options and customer interest rate swaps and stable credit quality metrics.
The Company increased its loan portfolio, excluding covered loans, from $14.4 billion at December 31, 2014 to $17.1 billion at December 31, 2015. This increase was primarily a result of the Company’s commercial banking initiative, growth in the commercial real estate and life insurance premium finance receivables portfolios and acquisitions during the period. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.
Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2015, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources including the issuance of the Series D Preferred Stock (as defined below) in 2015. At December 31, 2015, the Company had overnight liquid funds and interest-bearing deposits with banks of $883.6 million compared to $1.2 billion at December 31, 2014.
The Company recorded net interest income of $641.5 million in 2015 compared to $598.6 million and $550.6 million in 2014 and 2013, respectively. The higher level of net interest income recorded in 2015 compared to 2014 resulted primarily from a $2.1 billion increase in the balance of average loans, excluding covered loans. The increase in average loans, excluding covered loans, was partially offset by a 20 basis point decline in the yield on earning assets as well as an increase in borrowings under the Company's term credit facility in 2015 and an increase in borrowings from the issuance of subordinated debt and the completion of the Canadian secured borrowing transaction in 2014.
Non-interest income totaled $271.6 million in 2015, increasing $56.4 million, or 26%, compared to 2014. The increase in non-interest income in 2015 compared to 2014 was primarily attributable to an increase in mortgage banking revenues, higher fees from covered call options, higher fees from customer interest rate swap fees and an increase in service charges on deposits (see "Non-Interest Income" section later in this Item 7 for further detail).
Non-interest expense totaled $628.4 million in 2015, increasing $81.6 million, or 15%, compared to 2014. The increase compared to 2014 was primarily attributable to $14.0 million in acquisition and non-operating compensation charges, $42.0 million increase in salaries and employee benefits, increased equipment and occupancy, data processing and professional fees, and higher marketing expenses, partially offset by a reduction in OREO expenses. The increase in salaries and employee benefits was, specifically, attributable to a $17.2 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the Company grew, a $16.5 million increase in commissions and incentive compensation primarily attributable to the Company's long-term incentive program, and an $8.3 million increase in employee benefits due to higher insurance costs.
The Current Economic Environment
The economic environment in 2015 was characterized by continued low interest rates and continued competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.
Net Interest Income
The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing deposits. These deposits as a percentage of total deposits were 26% on December 31, 2015 as compared to 22% on December 31, 2014. In 2015, the Company's net interest margin declined to 3.36% as compared to 3.53% in 2014 primarily as a result of a reduction in loan yields due to pricing pressures, run-off of the covered loan portfolio, an increase in borrowings under the Company's term credit facility in 2015 as well as the issuance of subordinated debt and the completion of the Canadian secured borrowing transaction in 2014. However, as a result of the growth in earning assets and improvement in funding mix, the Company increased net interest income by $43.0 million in 2015 compared to 2014.

The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2015, the Company recognized $15.4 million in fees on covered call options.
In preparation for a rising rate environment, the Company, having the ability and positive intent to hold certain securities until maturity, transferred $862.7 million of securities from available-for-sale classification to held-to-maturity classification in 2015. For more information see Note 3 “Investment Securities” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.
The Company utilizes “back to back” interest rate derivative transactions, primarily interest rate swaps, to receive floating rate interest payments related to customer loans. In these arrangements, the Company makes a floating rate loan to a borrower who prefers to pay a fixed rate. To accommodate the risk management strategy of certain qualified borrowers, the Company enters a swap with its borrower to effectively convert the borrower's variable rate loan to a fixed rate. However, in order to minimize the Company's exposure on these transactions and continue to receive a floating rate, the Company simultaneously executes an offsetting mirror-image swap with a third party.
Non-Interest Income
In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of December 31, 2015, the Company held four interest rate cap derivatives with a total notional value of $446.5 million which are not designated as accounting hedges but are considered to be an economic hedge for the potential rise in interest rates. Because these are not accounting hedges, fluctuations in the fair value of the caps are recorded in earnings. In 2015, the Company recognized $934,000 in trading losses related to the mark to market of these interest rate caps. For more information see Note 20 “Derivative Financial Instruments” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.
The interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $115.0 million in 2015 and $91.6 million in 2014, representing 13% of total net revenue in 2015 and 11% in 2014. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. Mortgage originations totaled $3.9 billion and $3.2 billion in 2015 and 2014, respectively. In 2015, approximately 61% of originations were mortgages associated with new home purchases while 39% of originations were related to refinancing of mortgages. Assuming the housing market continues to improve and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.
Non-Interest Expense
Management believes expense management is important amid the low interest rate environment and increased competition to enhance profitability. Cost control and an efficient infrastructure should position the Company appropriately as it continues its growth strategy. Management continues to be disciplined in its approach to growth and plans to leverage the Company's existing expense infrastructure to expand its presence in existing and complimentary markets.
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
Credit Quality
The Company's credit quality metrics remained relatively stable in 2015 compared to 2014. The Company continues to actively address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.
In particular:

•
The Company’s 2015 provision for credit losses, excluding covered loans, totaled $33.7 million, compared to $22.9 million in 2014 and $46.0 million in 2013. Net charge-offs, excluding covered loans, decreased to $19.2 million in 2015 (of which $6.5 million related to commercial and commercial real estate loans), compared to $27.2 million in 2014 (of which $17.4 million related to commercial and commercial real estate loans) and $56.1 million in 2013 (of which $42.7 million related to commercial and commercial real estate loans).

48

•
The Company's allowance for loan losses, excluding covered loans, increased to $105.4 million at December 31, 2015, reflecting an increase of $13.7 million, or 15%, when compared to 2014. At December 31, 2015, approximately $43.8 million, or 42%, of the allowance for loan losses, excluding covered loans, was associated with commercial real estate loans and another $36.1 million, or 34%, was associated with commercial loans.

•
The Company has significant exposure to commercial real estate. At December 31, 2015, $5.5 billion, or 32%, of our loan portfolio, excluding covered loans, was commercial real estate, with more than 91% located in our market area. The commercial real estate loan portfolio, excluding purchased credit impaired ("PCI") loans, was comprised of $437.1 million related to land, residential and commercial construction, $863.0 million related to office buildings loans, $868.4 million related to retail loans, $727.6 million related to industrial use, $742.3 million related to multi-family loans and $1.7 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of December 31, 2015, the Company had approximately $26.6 million of non-performing commercial real estate loans representing approximately 0.5% of the total commercial real estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $84.1 million (of which $26.6 million, or 32%, was related to commercial real estate) at December 31, 2015, an increase of $5.4 million compared to December 31, 2014.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased by $1.7 million, to $43.9 million during 2015, from $45.6 million at December 31, 2014. The decrease in other real estate owned is primarily a result of disposals during 2015. The $43.9 million of other real estate owned as of December 31, 2015 was comprised of $29.7 million of commercial real estate property, $11.3 million of residential real estate property and $2.9 million of residential real estate development property.

During 2015, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Since 2009, the Company has attempted to liquidate as many non-performing loans and assets as possible. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment.
Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. The Company has restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2015, approximately $51.9 million in loans had terms modified, with $42.7 million of these modified loans continuing in accruing status. See Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K for additional discussion of restructured loans.
The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $4.0 million and $3.1 million at December 31, 2015 and 2014, respectively.
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
Funding mix and related costs. The most significant source of funding in community banking is core deposits, which are comprised of non-interest bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Community banking profitability has been bolstered in recent years as the Company funded strong loan growth with a more desirable blend of funds. Additionally, non-interest bearing deposits have grown as a result of the Company's commercial banking initiative and fixed term certificates of deposits have been running off and renewing at lower rates.
Level of non-performing loans and other real estate owned. The level of non-performing loans and other real estate owned can significantly impact our profitability as these loans and other real estate owned do not accrue any income, can be subject to charge-offs and write-downs due to deteriorating market conditions and generally result in additional legal and collections expenses. The Company's credit quality measures have improved in recent years.
Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized an increase of $23.4 million in mortgage banking revenue in 2015 compared to 2014 as a result of higher origination volumes in 2015. Mortgage originations totaled $3.9 billion and $3.2 billion in 2015 and 2014, respectively.
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
In determining the timing of the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. While expansion activity from 2007 through 2009 had been at a level below earlier periods in our history, we resumed the formation of additional branches and acquisitions of additional banks starting in 2010. See discussion of 2015 and 2014 acquisition activity in the “Recent Acquisition Transactions” section below.
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
Financing of Commercial Insurance Premiums
The primary driver of profitability related to the financing of commercial insurance premiums is the net interest spread that FIFC and FIFC Canada can produce between the yields on the loans generated and the cost of funds allocated to the business unit. The commercial insurance premium finance business is a competitive industry and yields on loans are influenced by the market rates offered by our competitors. The majority of loans originated by FIFC are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.We fund these loans primarily through our deposits, the cost of which is influenced by competitors in the retail banking markets in our market area.
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
The primary drivers of profitability of the wealth management business can be associated with the level of commission received related to the trading performed by the brokerage customers for their accounts and the amount of assets under management for which investments, asset management and trust units receive a management fee for advisory, administrative and custodial services. As such, revenues are influenced by a rise or fall in the debt and equity markets and the resulting increase or decrease in the value of our client accounts on which our fees are based. The commissions received by the brokerage unit are not as directly influenced by the directionality of the debt and equity markets but rather the desire of our customers to engage in trading based on their particular situations and outlooks of the market or particular stocks and bonds. Profitability in the brokerage business is impacted by commissions which fluctuate over time.
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
There are additional proposals to further amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2016 or beyond. For example, proposals to reform the residential mortgage market may include changes to the operations of Fannie Mae and Freddie Mac (including potential winding down of operations), and reduction of mortgage loan products available in Federal Housing Administration programs.
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
Basel III not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. Basel III also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 capital in addition to Common Equity) and Tier 2 capital. A number of instruments that qualified as Tier 1 capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments previously included in consolidated Tier 1 capital were permanently grandfathered under Basel III, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 capital, will not qualify as Common Equity Tier 1 capital, but will instead qualify as Additional Tier 1 capital. Basel III also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 capital.
As of January 1, 2015, Basel III required:

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
Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted Basel III with a one-time election for smaller institutions like the Company and our subsidiary banks to opt out of including most elements of AOCI in regulatory capital. This opt-out, which was made in conjunction with the filing of the bank's call reports for the first quarter of 2015, excludes from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. We made this election to avoid variations in the level of our capital depending on fluctuations in the fair value of our securities and derivatives portfolio, as well as changes in certain foreign currency exchange rates.
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
Recent Acquisition Transactions

Acquisition of Community Financial Shares, Inc.

On July 24, 2015, the Company completed its acquisition of Community Financial Shares, Inc ("CFIS"). CFIS was the parent company of Community Bank - Wheaton/Glen Ellyn ("CBWGE"). CBWGE was merged into the Company's wholly-owned subsidiary Wheaton Bank & Trust Company ("Wheaton Bank"). In addition to the banking facilities the Company acquired approximately $351 million of assets, including $160 million of loans, and assumed approximately $290 million of deposits.

Acquisition of Suburban Illinois Bancorp, Inc.

On July 17, 2015, the Company completed its acquisition of Suburban Illinois Bancorp, Inc. ("Suburban"). Suburban was the parent company of Suburban Bank & Trust Company ("SBT"). SBT was merged into the Company's wholly-owned subsidiary Hinsdale Bank & Trust Company ("Hinsdale Bank"). In addition to the banking facilities, the Company acquired approximately $495 million of assets, including $258 million of loans, and assumed approximately $417 million of deposits.

Acquisition of North Bank

On July 1, 2015, the Company, through its wholly-owned subsidiary Wintrust Bank, completed its acquisition of North Bank. Through this transaction the Company acquired two banking locations in downtown Chicago. In addition to the banking facilities, the Company acquired approximately $118 million of assets, including $52 million of loans, and assumed approximately $101 million of deposits.

Acquisition of Delavan Bancshares, Inc.

On January 16, 2015 the Company completed its acquisition of Delavan. Delavan was the parent company of Community Bank CBD. Community Bank CBD was merged into the Company's wholly-owned subsidiary Town Bank. In addition to the banking facilities, the Company acquired approximately $224 million of assets, including $128 million of loans and assumed approximately $170 million of deposits.

Acquisition of bank facilities and certain related deposits of Talmer Bank & Trust

On August 8, 2014, the Company, through its subsidiary Town Bank, completed its acquisition of certain branch offices and deposits of Talmer Bank & Trust. Through this transaction, Town Bank acquired eleven branch offices and approximately $355 million in deposits.

Acquisition of a bank facility and certain related deposits of THE National Bank

On July 11, 2014, the Company, through its subsidiary Town Bank, completed its acquisition of the Pewaukee, Wisconsin branch of THE National Bank. In addition to the banking facility, Town Bank acquired approximately $94 million of assets, including $75 million of loans and approximately $36 million of deposits.

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

Other Completed Transactions

Issuance of Series D Preferred Stock

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series D, no par value per share (the “Series D Preferred Stock”), with a liquidation preference of $25 per share for $125.0 million in a public offering. Dividends on the Series D Preferred Stock are payable quarterly in arrears when, as and if declared by the Company's Board of Directors or a duly authorized committee thereof (collectively, the "Board") at a rate of 6.50% per annum on the liquidation preference of $25 per share from the original issuance date to, but excluding, July 15, 2025. From (and including) July 15, 2025, dividends on the Series D Preferred Stock will be payable quarterly in arrears, when, as and if declared by the Board, at a floating rate equal to the then-applicable three-month LIBOR (as defined in the Certificate of Designations) plus a spread of 4.06% per annum. The dividend rate of such floating rate dividend will be reset quarterly. The Company received proceeds, after deducting underwriting discounts, commissions and related costs, of approximately $120.8 million from the issuance, which were intended to be used for general corporate purposes.

Issuance of Subordinated Notes Due 2024

On June 13, 2014, the Company completed a public offering of $140,000,000 aggregate principal amount of its 5.00% Subordinated Notes due 2024. The Company received proceeds prior to expenses of approximately $139.1 million from the offering, after deducting underwriting discounts and commissions and before expenses, which were intended to be used for general corporate purposes.

SUMMARY OF CRITICAL ACCOUNTING POLICIES
The Company’s Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions.
A summary of the Company’s significant accounting policies is presented in Note 1 to the Consolidated Financial Statements in Item 8. These policies, along with the disclosures presented in the other financial statement notes and in this Management’s Discussion and Analysis section, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available.
Allowance for Loan Losses, Allowance for Covered Loan Losses and Allowance for Losses on Lending-Related Commitments
The allowance for loan losses and the allowance for covered loan losses represent management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend but for which funds have not yet been disbursed. See Note 1 to the Consolidated Financial Statements in Item 8 and the section titled “Loan Portfolio and Asset Quality” in Item 7 for a description of the methodology used to determine the allowance for loan losses, allowance for covered loan losses and the allowance for lending-related commitments.
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

Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 21 to the Consolidated Financial Statements in Item 8 for a further discussion of fair value measurements.
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
Using a quantitative approach, the goodwill impairment analysis involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit was determined to have been higher than its fair value, the second step would have to be performed to measure the amount of impairment loss. The second step allocates the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical purchase price allocation analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.
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
As of December 31, 2015, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2015 goodwill impairment testing, no goodwill impairment was indicated for any of the reporting units on their respective annual testing dates.
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
Income Taxes
The Company is subject to the income tax laws of the United States, its states, Canada and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. Management reviews its uncertain tax positions and recognition of the benefits of such positions on a regular basis.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, if business events or circumstances warrant.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 152 offices at the end of 2015. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $5.9 billion in premium finance receivables in 2015 within the United States. FIFC Canada, acquired in 2012, originated $617.1 million in Canadian commercial premium finance receivables in 2015. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.
Earnings Summary
Net income for the year ended December 31, 2015, totaled $156.7 million, or $2.93 per diluted common share, compared to $151.4 million, or $2.98 per diluted common share, in 2014, and $137.2 million, or $2.75 per diluted common share, in 2013. During 2015, net income increased by $5.3 million and earnings per diluted common share decreased by $0.05. During 2014, net income increased by $14.2 million and earnings per diluted common share increased by $0.23. Net income increased in 2015 as compared to 2014 primarily as a result of an increase in net interest income driven by growth in earning assets, an increase in mortgage banking revenues and higher fees on covered call options and customer interest rate swaps, partially offset by increased salary and employee benefits, equipment and occupancy costs and advertising and marketing expense. Net income increased in 2014 as compared to 2013 as a result of an increase in interest income on loans and available-for-sale securities, decreases in interest expense on deposits and the provision for credit losses, as well as an increase in wealth management revenues partially offset by increased salary and employee benefit and occupancy costs and decreases in mortgage banking revenue.
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
Tax-equivalent net interest income in 2015 totaled $646.2 million, up from $601.7 million in 2014 and $552.9 million in 2013, representing an increase of $44.5 million, or 7%, in 2015 and an increase of $48.8 million, or 9%, in 2014. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2015 and 2014. Average earning assets increased $2.2 billion, or 13%, in 2015 and $1.2 billion, or 8%, in 2014. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans, excluding covered loans, increased $2.1 billion, or 15%, in 2015 and $1.2 billion, or 10%, in 2014. Total average loans, excluding covered loans, as a percentage of total average earning assets were 83%, 82% and 81% in 2015, 2014 and 2013, respectively. The average yield on loans, excluding covered loans, was 4.01% in 2015, 4.23% in 2014 and 4.34% in 2013, reflecting a decrease of 22 basis points in 2015 and a decrease of 11 basis points in 2014. The lower loan yields in 2015 compared to 2014 and 2014 compared to 2013 are a result of the negative impact of both competitive and economic pricing pressures. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 0.37% in 2015, 0.39% in 2014 and 0.45% in 2013, representing a decrease of two basis points in 2015 and six basis points in 2014. The lower level of interest bearing deposits rates in 2015 compared to 2014 and 2014 compared to 2013 was primarily due to continued downward re-pricing of retail deposits in recent years. As a result of the above, net interest margin decreased to 3.36% in 2015 compared to 3.53% in 2014.
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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs
The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2015, 2014 and 2013. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations.

	Average Balance for the year ended December 31,			Interest for the year ended December 31,			Yield/Rate for the year ended December 31,
(Dollars in thousands)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Assets
Interest bearing deposits with banks	$524,163	$523,660	$612,205	$1,486	$1,472	$1,644	0.28%	0.28%	0.27%
Investment securities	2,371,930	2,142,619	1,846,988	64,227	54,951	38,432	2.71	2.56	2.08
Federal Home Loan Bank and Federal Reserve Bank stock	90,004	81,000	78,532	3,232	2,920	2,773	3.59	3.60	3.53
Federal funds sold and securities purchased under resale agreements	6,409	14,171	19,498	4	25	27	0.05	0.17	0.14
Total liquidity management assets (1) (6)	$2,992,506	$2,761,450	$2,557,223	$68,949	$59,368	$42,876	2.30%	2.15%	1.68%
Other earning assets (1) (2) (6)	30,161	28,699	26,554	962	916	816	3.19	3.19	3.07
Loans, net of unearned income (1) (3) (6)	16,022,371	13,958,842	12,742,202	641,917	590,620	553,035	4.01	4.23	4.34
Covered loans	186,427	280,946	462,518	11,345	23,532	36,242	6.09	8.38	7.84
Total earning assets (6)	$19,231,465	$17,029,937	$15,788,497	$723,173	$674,436	$632,969	3.76%	3.96%	4.01%
Allowance for loan and covered loan losses	(103,459)	(100,586)	(124,970)
Cash and due from banks	249,488	234,194	222,453
Other assets	1,632,279	1,535,913	1,582,269
Total assets	$21,009,773	$18,699,458	$17,468,249
Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW and interest bearing demand deposits	$2,246,451	$2,028,485	$2,049,573	$3,159	$2,472	$3,009	0.14%	0.12%	0.15%
Wealth management deposits	1,456,289	1,227,072	987,885	3,702	1,836	706	0.25	0.15	0.07
Money market accounts	3,888,781	3,575,605	3,048,045	7,961	7,400	7,199	0.20	0.21	0.24
Savings accounts	1,610,603	1,453,559	1,300,681	2,415	2,430	2,744	0.15	0.17	0.21
Time deposits	4,069,180	4,185,876	4,460,670	31,626	34,273	39,533	0.78	0.82	0.89
Total interest bearing deposits	$13,271,304	$12,470,597	$11,846,854	$48,863	$48,411	$53,191	0.37%	0.39%	0.45%
Federal Home Loan Bank advances	389,426	387,591	423,221	9,110	10,523	11,014	2.34	2.71	2.60
Other borrowings	233,152	132,479	269,311	3,627	1,773	4,341	1.56	1.34	1.61
Subordinated notes	140,000	77,479	10,521	7,105	3,906	167	5.07	5.04	1.57
Junior subordinated notes	258,203	249,493	249,493	8,230	8,079	11,369	3.14	3.19	4.49
Total interest-bearing liabilities	$14,292,085	$13,317,639	$12,799,400	$76,935	$72,692	$80,082	0.54%	0.55%	0.62%
Non-interest bearing deposits	4,144,378	3,062,338	2,487,761
Other liabilities	340,321	325,522	324,382
Equity	2,232,989	1,993,959	1,856,706
Total liabilities and shareholders’ equity	$21,009,773	$18,699,458	$17,468,249
Interest rate spread (4) (6)							3.22%	3.41%	3.39%
Net free funds/contribution (5)	$4,939,380	$3,712,298	$2,989,097				0.14	0.12	0.11
Net interest income/margin (6)				$646,238	$601,744	$552,887	3.36%	3.53%	3.50%

(1)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the years ended December 31, 2015, 2014 and 2013 were $4.7 million, $3.2 million and $2.3 million, respectively.

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

Changes In Interest Income and Expense
The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2015 Compared to 2014			2014 Compared to 2013
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks	$—	$14	$14	$62	$(234)	$(172)
Investment securities	2,782	6,494	9,276	9,752	6,767	16,519
Federal Home Loan Bank and Federal Reserve Bank stock	(8)	320	312	57	90	147
Federal funds sold and securities purchased under resale agreements	(12)	(9)	(21)	6	(8)	(2)
Total liquidity management assets	$2,762	$6,819	$9,581	$9,877	$6,615	$16,492
Other earning assets	—	46	46	33	67	100
Loans, net of unearned income	(32,090)	83,387	51,297	(14,269)	51,854	37,585
Covered loans	(5,464)	(6,723)	(12,187)	2,351	(15,061)	(12,710)
Total interest income	$(34,792)	$83,529	$48,737	$(2,008)	$43,475	$41,467

Interest Expense:
Deposits — interest bearing:
NOW and interest bearing demand deposits	$385	$302	$687	$(482)	$(55)	$(537)
Wealth management deposits	1,006	860	1,866	575	555	1,130
Money market accounts	—	561	561	(914)	1,115	201
Savings accounts	(284)	269	(15)	(592)	278	(314)
Time deposits	(1,505)	(1,142)	(2,647)	(3,478)	(1,782)	(5,260)
Total interest expense — deposits	$(398)	$850	$452	$(4,891)	$111	$(4,780)
Federal Home Loan Bank advances	(1,462)	49	(1,413)	456	(946)	(490)
Other borrowings	(525)	2,379	1,854	(637)	(1,931)	(2,568)
Subordinated notes	23	3,176	3,199	950	2,788	3,738
Junior subordinated notes	(126)	277	151	(3,290)	—	(3,290)
Total interest expense	$(2,488)	$6,731	$4,243	$(7,412)	$22	$(7,390)
Net interest income	$(32,304)	76,798	44,494	$5,404	43,453	48,857
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

Non-Interest Income
The following table presents non-interest income by category for 2015, 2014 and 2013:

	Years ended December 31,			2015 compared to 2014		2014 compared to 2013
(Dollars in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Brokerage	$27,030	$30,438	$29,281	$(3,408)	(11)%	$1,157	4%
Trust and asset management	46,422	40,905	33,761	5,517	13	7,144	21
Total wealth management	$73,452	$71,343	$63,042	$2,109	3%	$8,301	13%
Mortgage banking	115,011	91,617	106,857	23,394	26	(15,240)	(14)
Service charges on deposit accounts	27,384	23,307	20,366	4,077	17	2,941	14
Gains (losses) on available-for-sale securities	323	(504)	(3,000)	827	NM	2,496	NM
Fees from covered call options	15,364	7,859	4,773	7,505	95	3,086	65
Trading (losses) gains, net	(247)	(1,609)	892	1,362	NM	(2,501)	NM
Operating lease income, net	2,728	163	—	2,565	NM	163	NM
Other:
Interest rate swap fees	9,487	4,469	7,629	5,018	112	(3,160)	(41)
BOLI	4,622	2,700	3,446	1,922	71	(746)	(22)
Administrative services	4,252	3,893	3,390	359	9	503	15
Miscellaneous	19,221	12,002	15,002	7,219	60	(3,000)	(20)
Total Other	$37,582	$23,064	$29,467	$14,518	63%	$(6,403)	(22)%
Total Non-Interest Income	$271,597	$215,240	$222,397	$56,357	26%	$(7,157)	(3)%
 NM—Not Meaningful
Notable contributions to the change in non-interest income are as follows:
Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.
Brokerage revenue is directly impacted by trading volumes. In 2015, brokerage revenue totaled $27.0 million, reflecting a decrease of $3.4 million, or 11%, compared to 2014. In 2014, brokerage revenue totaled $30.4 million, reflecting an increase of $1.2 million, or 4%, compared to 2013. The decrease in brokerage revenue during 2015 compared to 2014 can be attributed to a decrease in customer transactional activity and a slightly down market. The increase in brokerage revenue in 2014 compared to 2013 can be attributed to increased customer trading activity.
Trust and asset management revenue totaled $46.4 million in 2015, an increase of $5.5 million, or 13%, compared to 2014. Trust and asset management revenue totaled $40.9 million in 2014, an increase of $7.1 million, or 21%, compared to 2013. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Increased asset levels from adding new customers helped drive revenue growth in 2015 compared to 2014. Higher asset levels from new customers and new financial advisors along with market appreciation helped drive revenue growth in 2014 compared to 2013.
Mortgage banking revenue totaled $115.0 million in 2015, $91.6 million in 2014, and $106.9 million in 2013, reflecting an increase of $23.4 million, or 26%, in 2015, and a decrease of $15.2 million, or 14%, in 2014. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated or purchased for sale were $3.9 billion in 2015 compared to $3.2 billion in 2014, and $3.7 billion in 2013. The increase in volume is the result of a more favorable mortgage banking environment during 2015 as compared to 2014 and 2013. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company typically originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.
Service charges on deposit accounts totaled $27.4 million in 2015, $23.3 million in 2014 and $20.4 million in 2013, reflecting an increase of 17% in 2015 and 14% in 2014. The increase in recent years is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.
The Company recognized $323,000 of net gains on available-for-sale securities in 2015 compared to net losses of $504,000 in 2014 and net losses of $3.0 million in 2013. The net gains in 2015 primarily relate to the sale of mortgage-backed securities in that were held in the Company's available-for-sale securities portfolio. The Company recorded fewer losses on available-for-sale securities in 2014 compared to 2013 due to other-than-temporary impairment recorded on one security in 2013 as a result of the Volcker Rule. The Company did not recognize any other-than-temporary impairment charges in 2015 and 2014.
Fees from covered call option transactions totaled $15.4 million in 2015, $7.9 million in 2014 and $4.8 million in 2013. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options increased primarily as a result of selling call options against a larger volume of underlying securities resulting in higher premiums received by the Company in 2015 compared to 2014 and 2013. There were no outstanding call option contracts at December 31, 2015, December 31, 2014 or December 31, 2013.
The Company recognized $247,000 of trading losses in 2015, trading losses of $1.6 million in 2014, and trading gains of $892,000 in 2013. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility of short-term interest rates.
Operating lease income totaled $2.7 million in 2015 compared to $163,000 in 2014. The increase in 2015 is primarily related to growth in business from the Company's leasing divisions.
Interest rate swap fee revenue totaled $9.5 million in 2015, $4.5 million in 2014 and $7.6 million in 2013. Swap fee revenues result from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates. The increase in swap fee revenue in 2015 compared to 2014 and 2013 primarily results from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.
Bank owned life insurance (“BOLI”) generated non-interest income of $4.6 million in 2015, $2.7 million in 2014 and $3.4 million in 2013. This income typically represents adjustments to the cash surrender value of BOLI policies. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The Company recognized $2.1 million in BOLI death benefits in 2015. The cash surrender value of BOLI totaled $136.2 million at December 31, 2015 and $121.4 million at December 31, 2014, and is included in other assets.
Administrative services revenue generated by Tricom was $4.3 million in 2015, $3.9 million in 2014 and $3.4 million in 2013. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. The increases in recent years are a result of an increase in the volume of Tricom’s client billings.
Miscellaneous other non-interest income totaled $19.2 million in 2015, $12.0 million in 2014 and $15.0 million in 2013. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. The increase in miscellaneous other income for 2015 compared to 2014 primarily resulted from $4.1 million in lower FDIC indemnification asset amortization and $1.8 million in higher net gains on partnership investments. The decrease in miscellaneous other income for 2014 compared to 2013 resulted from $5.1 million in higher FDIC indemnification asset amortization and a $615,000 loss related to a bank branch sale.

Non-Interest Expense
The following table presents non-interest expense by category for 2015, 2014 and 2013:

	Years ended December 31,			2015 compared to 2014		2014 compared to 2013
(Dollars in thousands)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$197,475	$177,811	$170,123	$19,664	11%	$7,688	5%
Commissions and incentive compensation	120,138	103,185	87,837	16,953	16	15,348	17
Benefits	64,467	54,510	50,834	9,957	18	3,676	7
Total salaries and employee benefits	$382,080	$335,506	$308,794	$46,574	14%	$26,712	9%
Equipment	32,812	29,609	26,450	3,203	11	3,159	12
Equipment on operating lease	1,826	142	—	1,684	NM	142	NM
Occupancy, net	48,880	42,889	36,633	5,991	14	6,256	17
Data processing	26,940	19,336	18,672	7,604	39	664	4
Advertising and marketing	21,924	13,571	11,051	8,353	62	2,520	23
Professional fees	18,225	15,574	14,922	2,651	17	652	4
Amortization of other intangible assets	4,621	4,692	4,627	(71)	(2)	65	1
FDIC insurance	12,386	12,168	12,728	218	2	(560)	(4)
OREO expenses, net	4,483	9,367	5,834	(4,884)	(52)	3,533	61
Other:
Commissions — 3rd party brokers	5,474	6,381	5,078	(907)	(14)	1,303	26
Postage	7,030	6,045	5,591	985	16	454	8
Miscellaneous	61,738	51,567	52,171	10,171	20	(604)	(1)
Total other	$74,242	$63,993	$62,840	$10,249	16%	$1,153	2%
Total Non-Interest Expense	$628,419	$546,847	$502,551	$81,572	15%	$44,296	9%
NM—Not Meaningful
Notable contributions to the change in non-interest expense are as follows:
Salaries and employee benefits is the largest component of non-interest expense, accounting for 61% of the total in 2015, 2014 and 2013. For the year ended December 31, 2015, salaries and employee benefits totaled $382.1 million and increased $46.6 million, or 14%, compared to 2014. This increase can be attributed to $4.5 million in acquisition and non-operating compensation charges, a $17.2 million increase in salaries resulting from annual salary increases, additional employees from various acquisitions and larger staffing as the company grows, a $16.6 million increase in commissions and incentive compensation primarily attributable to higher expenses on variable pay based arrangements and an $8.3 million increase in employee benefits primarily due to higher insurance costs. For the year ended December 31, 2014, salaries and employee benefits totaled $335.5 million and increased $26.7 million, or 9%, compared to 2013. This increase can be attributed to a $7.7 million increase in salaries resulting from annual salary increases, additional employees from acquisitions and larger staffing as the Company grows, a $15.3 million increase in commissions and incentive compensation primarily attributable to the Company's long-term incentive program and a $3.7 million increase in employee benefits (primarily health plan and payroll taxes related).
Equipment expense totaled $32.8 million in 2015, $29.6 million in 2014 and $26.5 million in 2013, reflecting an increase of 11% in 2015 and an increase of 12% in 2014. The increase in equipment expense in 2015 primarily related to increased software license fees, the impact of recent acquisitions and higher depreciation as a result of equipment purchases. The increase in equipment expense in 2014 compared to 2013 was a result of both additional equipment depreciation related to the increasing number of facilities due to acquisition activity and maintenance and repair expenses. Equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Equipment on operating lease expense totaled $1.8 million in 2015, an increase of $1.7 million compared to 2014. The increase in 2015 compared to 2014 was primarily related to growth in business from the Company's leasing divisions.

Occupancy expense for the years 2015, 2014 and 2013 was $48.9 million, $42.9 million and $36.6 million, respectively, reflecting increases of 14% in 2015 and 17% in 2014. The increases in 2015 and 2014 were primarily the result of increased rent expense on leased properties as well as increased depreciation and property taxes on owned locations including those obtained in the Company's acquisitions. In addition, the Company incurred a loss of $1.1 million upon entering into a sublease agreement on an existing property in the fourth quarter of 2014 as well as increased snow removal costs during the first quarter of 2014. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.
Data processing expenses totaled $26.9 million in 2015, $19.3 million in 2014 and $18.7 million in 2013, representing an increase of 39% in 2015 and an increase of 4% in 2014. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to bank acquisition transactions. Data processing expenses increased in 2015 compared to 2014 primarily due to acquisition-related charges of $5.0 million during 2015. The increase in 2014 compared to 2013 was primarily due to continued growth in the Company during the period.
Advertising and marketing expenses totaled $21.9 million for 2015, $13.6 million for 2014 and $11.1 million for 2013. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The increase in 2015 compared to 2014 and 2013 was primarily due to expenses for community-related advertisements and sponsorships. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2015 and 2014, the Company incurred increased advertising and marketing costs to increase Wintrust's name recognition associated with the overall goal of becoming "Chicago's and Wisconsin's Bank."
Professional fees totaled $18.2 million in 2015, $15.6 million in 2014 and $14.9 million in 2013. The increase in 2015 as compared to 2014 and 2013 related primarily to increased legal fees incurred in connection with acquisitions in addition to increased audit and tax-related services. The increase in 2014 compared to 2013 was primarily the result of increased consulting services. Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments.
OREO expense was $4.5 million in 2015, $9.4 million in 2014, and $5.8 million in 2013. The decrease in 2015 compared to 2014 was primarily the result of fewer negative valuation adjustments of OREO properties and lower expenses to maintain OREO properties. The increase in 2014 as compared to 2013 was primarily the result of higher gains on covered OREO sales in 2013. OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.
Miscellaneous non-interest expense increased $10.2 million, or 20%, in 2015 compared to 2014 and decreased $604,000, or 1%, in 2014 compared to 2013. The increase in 2015 compared to 2014 was primarily a result of higher travel and entertainment expenses and increased costs related to postage, insurance, donations and operating losses. Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.
Income Taxes
The Company recorded income tax expense of $95.0 million in both 2015 and 2014 and $87.2 million in 2013. The effective tax rates were 37.7%, 38.6% and 38.9% in 2015, 2014 and 2013, respectively. The lower effective tax rate in 2015 as compared to the 2014 and 2013 was a result of a lower state income tax rate in Illinois in 2015 and an increase in tax-exempt income relative to income before income taxes in 2015 as compared to 2014 and 2013. Please refer to Note 16 to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company's tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company's actual tax expense.

Operating Segment Results
As described in Note 23 to the Consolidated Financial Statements in Item 8, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans originated by the specialty finance segment and sold to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.
The community banking segment’s net interest income for the year ended December 31, 2015 totaled $523.1 million as compared to $484.5 million for the same period in 2014, an increase of $38.6 million, or 8%, and the segment’s net interest income in 2014 compared to 2013 increased $36.3 million or 8%. The increases in 2015 compared to 2014 as well as 2014 compared to 2013 were primarily attributable to an increase in earning assets including those acquired in bank acquisitions. The community banking segment's provision for credit losses totaled $29.7 million in 2015 compared to $17.7 million in 2014 and $45.4 million in 2013. The provision for credit losses increased in 2015 compared to 2014 as a result of an increase in loans, excluding covered loans, during 2015. The decrease in 2014 compared to 2013 was due to improved credit quality ratios, including reduced levels of non-performing loans. Non-interest income for the community banking segment increased $54.9 million, or 40%, in 2015 when compared to 2014 and decreased $14.2 million, or 9%, in 2014 when compared to 2013. The increase in 2015 compared to 2014 was primarily attributable to higher mortgage banking revenues from higher originations in 2015 as a result of the favorable mortgage environment and increased fees on covered call options. The decrease in 2014 compared to 2013 was primarily attributable to a lower volume of mortgage loans originated or purchased for sale resulting in decreased mortgage banking revenue. The community banking segment’s net income for the year ended December 31, 2015 totaled $101.9 million, an increase of $3.2 million, compared to net income of $98.7 million in 2014. Net income for the year ended December 31, 2014 of $98.7 million was an increase of $10.3 million as compared to net income in 2013 of $88.4 million.
The specialty finance segment’s net interest income totaled $85.3 million for the year ended December 31, 2015, compared to $82.4 million in the same period of 2014, an increase of $2.9 million, or 3%. The specialty finance segment’s net interest income for the year ended December 31, 2014 increased $8.5 million, or 12%, from $73.9 million in 2013. The specialty finance segment's provision for credit losses increased to $3.2 million in 2015 compared to $2.8 million in 2014 and $637,000 in 2013. The provision for credit losses increased in 2015 and 2014 compared to the respective prior year primarily due to growth in the loan portfolio within the segment during 2015 and 2014. The specialty finance segment’s non-interest income totaled $33.6 million for the year ended December 31, 2015 compared to $32.5 million in 2014 and $30.9 million in 2013. The increase in non-interest income is a result of increased premium finance receivable originations. For 2015, our commercial premium finance operations, life insurance premium finance operations and accounts receivable finance operations accounted for 58%, 33% and 9%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $42.1 million, $40.6 million and $38.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The wealth management segment reported net interest income of $17.0 million for 2015, $16.0 million for 2014 and $14.1 million for 2013. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $890.6 million, $832.9 million and $782.7 million in 2015, 2014 and 2013, respectively. This segment recorded non-interest income of $75.5 million for 2015 as compared to $73.4 million for 2014 and $65.6 million for 2013. This increase is primarily due to a growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $12.7 million for 2015 compared to $12.1 million for 2014 and $10.7 million for 2013.

ANALYSIS OF FINANCIAL CONDITION
Total assets were $22.9 billion at December 31, 2015, representing an increase of $2.9 billion, or 15%, when compared to December 31, 2014. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $20.2 billion at December 31, 2015 and $17.6 billion at December 31, 2014. See Notes 3, 4, and 10 through 14 of the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.
Interest-Earning Assets
The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2015		2014		2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$4,250,698	22%	$3,559,368	21%	$3,005,880	19%
Commercial real estate	4,990,657	26	4,368,326	26	4,076,844	26
Home equity	749,760	4	715,174	4	753,181	5
Residential real estate (1)	899,039	5	745,637	4	772,753	5
Premium finance receivables	4,973,095	26	4,401,525	26	3,946,647	25
Other loans	159,122	1	168,812	1	186,897	1
Total loans, net of unearned income(2) excluding covered loans	$16,022,371	83%	$13,958,842	82%	$12,742,202	81%
Covered loans	186,427	1	280,946	2	462,518	3
Total average loans (2)	$16,208,798	84%	$14,239,788	84%	$13,204,720	84%
Liquidity management assets (3)	$2,992,506	16%	$2,761,450	16%	$2,557,223	16%
Other earning assets (4)	30,161	—	28,699	—	26,554	—
Total average earning assets	$19,231,465	100%	$17,029,937	100%	$15,788,497	100%
Total average assets	$21,009,773		$18,699,458		$17,468,249
Total average earning assets to total average assets		92%		91%		90%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)
Liquidity management assets include investment securities, Federal Home Loan Bank and Federal Reserve Bank stock, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities
Total average earning assets increased $2.2 billion, or 13%, in 2015 and $1.2 billion, or 7%, in 2014. Average earning assets comprised 92% of average total assets in 2015 compared to 91% of average total assets in 2014 and 90% of average total assets in 2013.
Loans. Average total loans, net of unearned income, totaled $16.2 billion and increased $2.0 billion, or 14%, in 2015 and $1.0 billion, or 8%, in 2014. Average commercial loans totaled $4.3 billion in 2015, and increased $691.3 million, or 19%, over the average balance in 2014, while average commercial real estate loans totaled $5.0 billion in 2015, increasing $622.3 million, or 14%, since 2014. From 2013 to 2014, average commercial loans increased $553.5 million, or 18%, while average commercial real estate loans increased by $291.5 million, or 7%. Combined, these categories comprised 57% of the average loan portfolio in 2015 and 56% in 2014. The growth realized in these categories for 2015 and 2014 is primarily attributable to the various bank acquisitions and increased business development efforts.
Home equity loans averaged $749.8 million in 2015, and increased $34.6 million, or 5%, when compared to the average balance in 2014. Home equity loans averaged $715.2 million in 2014, and decreased $38.0 million, or 5%, when compared to the average balance in 2013. Unused commitments on home equity lines of credit totaled $855.1 million at December 31, 2015 and $744.3 million at December 31, 2014. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.
Residential real estate loans averaged $899.0 million in 2015, and increased $153.4 million, or 21%, from the average balance in 2014. In 2014, residential real estate loans averaged $745.6 million, and decreased $27.1 million, or 4%, from the average balance in 2013. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Average mortgage loans held-for-sale increased during 2015 as a result of higher origination volumes due to the impact of lower rates on refinancing activity.
Average premium finance receivables totaled $5.0 billion in 2015, and accounted for 31% of the Company’s average total loans. Premium finance receivables consist of a commercial portfolio and a life portfolio, comprising 49% and 51%, respectively, of the average total balance for 2015. In 2014, the commercial portfolio and life portfolio comprised 54% and 46%, respectively, of premium finance receivables. In 2015, average premium finance receivables increased $571.6 million, or 13%, compared to 2014. In 2014, average premium finance receivables increased $454.9 million, or 12%, from the average balance of $3.9 billion in 2013. The increase during 2015 and 2014 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $6.5 billion of premium finance receivables were originated in 2015 compared to approximately $6.2 billion in 2014.
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
Covered loans averaged $186.4 million in 2015, and decreased $94.5 million, or 34%, when compared to 2014. In 2014, average covered loans totaled $280.9 million and decreased $181.6 million, or 39%, from 2013. Covered loans represent loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets during the respective terms of the loss share agreements. The Company expects the covered loan portfolio to continue to decrease as these acquired loans are paid off and as loss sharing agreements expire. See Note 7 — Business Combinations for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.
Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short- term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 16% of total average earning assets in 2015, 2014 and 2013. Average liquidity management assets increased $231.1 million in 2015 compared to 2014, and increased $204.2 million in 2014 compared to 2013. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.
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

Deposits and Other Funding Sources
Total deposits at December 31, 2015, were $18.6 billion, increasing $2.4 billion, or 14%, compared to the $16.3 billion at December 31, 2014. Average deposit balances in 2015 were $17.4 billion, reflecting an increase of $1.9 billion, or 12%, compared to the average balances in 2014. During 2014, average deposits increased $1.2 billion, or 8%, compared to the prior year.
The increase in year end and average deposits in 2015 over 2014 is primarily attributable to the Company's acquisition activity as well as additional deposits associated with the increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $1.1 billion, or 35% in 2015 compared to 2014, with period end balances ending at 26% of total deposits at December 31, 2015, compared to 22% at December 31, 2014.
The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2015		2014		2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$4,144,378	24%	$3,062,338	20%	$2,487,761	17%
NOW and interest bearing demand deposits	2,246,451	13	2,028,485	13	2,049,573	14
Wealth management deposits	1,456,289	8	1,227,072	8	987,885	7
Money market accounts	3,888,781	23	3,575,605	23	3,048,045	21
Savings accounts	1,610,603	9	1,453,559	9	1,300,681	9
Time certificates of deposit	4,069,180	23	4,185,876	27	4,460,670	32
Total average deposits	$17,415,682	100%	$15,532,935	100%	$14,334,615	100%
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
The following table presents average deposit balances for each bank and the relative percentage of total consolidated average deposits held by each bank during each of the past three years:

	Years Ended December 31,
	2015		2014		2013
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Wintrust Bank	$2,871,755	17%	$2,350,644	16%	$1,816,775	13%
Lake Forest Bank	1,927,484	11	1,819,033	12	1,721,068	12
Hinsdale Bank	1,505,057	9	1,294,351	9	1,265,361	9
Town Bank	1,288,312	7	924,163	6	732,828	5
Northbrook Bank	1,235,701	7	1,198,678	8	1,380,842	11
Barrington Bank	1,177,254	7	1,106,884	7	1,061,249	7
Old Plank Trail Bank	1,069,543	6	1,002,729	6	873,408	6
Libertyville Bank	1,017,398	6	996,416	6	988,953	7
Village Bank	953,194	5	879,896	6	833,258	6
Wheaton Bank	853,841	5	678,292	4	598,263	4
State Bank of the Lakes	758,243	4	672,995	4	604,301	4
Beverly Bank	732,054	4	687,499	4	642,836	4
Crystal Lake Bank	705,355	4	674,941	4	620,385	4
Schaumburg Bank	679,260	4	636,988	4	617,328	4
St. Charles Bank	641,231	4	609,426	4	577,760	4
Total deposits	$17,415,682	100%	$15,532,935	100%	$14,334,615	100%
Percentage increase from prior year		12%		8%		9%

Various acquisitions, most notably those made during 2015 by Town Bank, are partially responsible for the deposit fluctuations from 2014 to 2015. These acquisitions are discussed in Note 7 - Business Combinations. The Company's continued overall growth during 2015 also contributed to these deposit fluctuations.
Other Funding Sources. Although deposits are the Company’s primary source of funding its interest-earning assets, the Company’s ability to manage the types and terms of deposits is somewhat limited by customer preferences and market competition. As a result, in addition to deposits and the issuance of equity securities and the retention of earnings, the Company uses several other funding sources to support its growth. These sources include short-term borrowings, notes payable, FHLB advances, subordinated debt, secured borrowings and junior subordinated debentures. The Company evaluates the terms and unique characteristics of each source, as well as its asset-liability management position, in determining the use of such funding sources.
The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2015		2014		2013
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Notes payable	$40,130	4%	$134	—%	$6,032	1%
Federal Home Loan Bank advances	389,426	38	387,591	46	423,221	44
Secured borrowings	118,443	12	5,656	1	—	—
Subordinated notes	140,000	14	77,479	9	10,521	1
Short-term borrowings	55,862	5	107,588	13	234,153	25
Junior subordinated debentures	258,203	25	249,493	29	249,493	26
Other	18,717	2	19,101	2	29,126	3
Total other funding sources	$1,020,781	100%	$847,042	100%	$952,546	100%

Notes payable balances represent the balances on separate loan agreements with unaffiliated banks, which included a $100.0 million revolving credit facility that was replaced in 2014 by a separate $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2015, the Company had an outstanding balance under the term facility of $67.5 million compared to no balance at December 31, 2014. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At December 31, 2015 and December 31, 2014, the Company had no outstanding balance on the $75.0 million revolving credit facility.
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $859.9 million at December 31, 2015 and $733.1 million at December 31, 2014. See Note 11 to the Consolidated Financial Statements for further discussion of the terms of these advances.
The average balance of secured borrowings represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The proceeds received from these transactions are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. At December 31, 2015, the translated balance of the Canadian Secured Borrowing totaled $115.6 million with an interest rate of 1.4452%.
At December 31, 2015 and 2014, subordinated notes totaled $140.0 million. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024. Previously, the Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note required annual principal payments of $5.0 million beginning in the sixth year of the note and had a term of ten years. In 2013, the remaining subordinated note with a balance of $10.0 million was paid off prior to maturity.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $63.9 million and $48.6 million at December 31, 2015 and 2014, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. In 2014, $180.0 million of short-term borrowings were paid-off. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 13 to the Consolidated Financial Statements for further discussion of these borrowings.

The Company has $268.6 million of junior subordinated debentures outstanding as of December 31, 2015 compared to $249.5 million outstanding as of December 31, 2014. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. The balance increased $19.1 million in 2015 as a result of the addition of the Suburban Illinois Capital Trust II and Community Financial Shares Statutory Trust II acquired as a part of the acquisitions of Suburban and CFIS, respectively. See Note 14 of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Starting in 2015, a portion of these junior subordinated debentures still qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At December 31, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting on January 1, 2016, these junior subordinated debentures no longer qualify as Tier 1 regulatory capital of the Company, however, subject to other restrictions, they could be included in Tier 2 capital. Interest expense on these debentures is deductible for tax purposes, resulting in a cost-efficient form of regulatory capital.
Other borrowings include debt issued by the Company in conjunction with its tangible equity unit offering in December 2010, a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company and non-recourse notes issued by the Company to other banks related to certain capital leases. In December 2013, the debt issued in conjunction with its tangible equity unit offering was paid-off at maturity. At December 31, 2015, the fixed-rate promissory note related to an office building complex had an outstanding balance of $18.3 million compared to $18.8 million at December 31, 2014. See Notes 13 and 22 to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.
Shareholders’ Equity. Total shareholders’ equity was $2.4 billion at December 31, 2015, an increase of $282.5 million from the December 31, 2014 total of $2.1 billion. The increase in 2015 was primarily a result of net income of $156.7 million in 2015, $120.8 million from the issuance of the Series D Preferred Stock, net of costs, $38.7 million from the issuance of shares of the Company's common stock related to the acquisition of CFIS and Delavan, $13.8 million from the issuance of shares of the Company's common stock (and related tax benefit) pursuant to various stock compensation plans, net of treasury shares, $9.7 million credited to surplus for stock-based compensation costs and $324,000 of net unrealized gains on cash flow hedges, net of tax, partially offset by common stock dividends of $21.1 million, $17.6 million of foreign currency translation adjustments, net of tax, preferred stock dividends of $10.9 million and $8.1 million in net unrealized losses from investment securities, net of tax.
Changes in shareholders’ equity from 2013 to 2014 were primarily a result of net income of $151.4 million in 2014, net unrealized gains of $44.1 million on investment securities, net of tax, $9.9 million from the issuance of shares of the Company’s common stock (and related tax benefit) related to acquisitions and pursuant to various stock compensation plans and $7.8 million credited to surplus for stock-based compensation costs, partially offset by common stock dividends of $18.6 million, $18.6 million of foreign currency translation adjustments, net of tax, preferred stock dividends of $6.3 million, $549,000 of common stock repurchased by the Company and $55,000 in net unrealized losses on cash flow hedges, net of tax.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio
The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2015		2014		2013		2012		2011
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$4,713,909	27%	$3,924,394	26%	$3,253,687	25%	$2,914,798	24%	$2,498,313	22%
Commercial real estate	5,529,289	32	4,505,753	31	4,230,035	32	3,864,118	31	3,514,261	31
Home equity	784,675	5	716,293	5	719,137	5	788,474	6	862,345	8
Residential real estate	607,451	3	483,542	3	434,992	3	367,213	3	350,289	3
Premium finance receivables—commercial	2,374,921	14	2,350,833	16	2,167,565	16	1,987,856	16	1,412,454	13
Premium finance receivables—life insurance	2,961,496	17	2,277,571	16	1,923,698	15	1,725,166	14	1,695,225	15
Other loans	146,376	1	151,012	1	167,488	1	181,318	2	188,490	2
Total loans, net of unearned income, excluding covered loans	$17,118,117	99%	$14,409,398	98%	$12,896,602	97%	$11,828,943	96%	$10,521,377	94%
Covered loans	148,673	1	226,709	2	346,431	3	560,087	4	651,368	6
Total loans	$17,266,790	100%	$14,636,107	100%	$13,243,033	100%	$12,389,030	100%	$11,172,745	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of December 31, 2015 and 2014:

As of December 31, 2015 (Dollars in thousands)	Balance	% of Total Balance	Non-accrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$2,851,354	27.8%	$12,416	$6	$23,457
Franchise	245,228	2.4	—	—	3,086
Mortgage warehouse lines of credit	222,806	2.2	—	—	1,628
Community Advantage — homeowner associations	130,986	1.3	—	—	3
Aircraft	5,327	0.1	288	—	7
Asset-based lending	742,684	7.3	8	—	5,859
Tax exempt	267,273	2.6	—	—	1,759
Leases	226,074	2.2	—	535	232
Other	3,588	—	—	—	20
PCI - commercial loans (1)	18,589	0.2	—	892	84
Total commercial	$4,713,909	46.1%	$12,712	$1,433	$36,135
Commercial Real Estate:
Residential construction	$70,381	0.7%	$273	$—	$895
Commercial construction	288,279	2.8	33	—	3,018
Land	78,417	0.8	1,751	—	2,467
Office	863,001	8.4	4,619	—	5,890
Industrial	727,648	7.1	9,564	—	6,377
Retail	868,399	8.5	1,760	—	5,597
Multi-family	742,349	7.2	1,954	—	7,356
Mixed use and other	1,732,816	16.9	6,691	—	11,809
PCI - commercial real estate (1)	157,999	1.5	—	22,111	349
Total commercial real estate	$5,529,289	53.9%	$26,645	$22,111	$43,758
Total commercial and commercial real estate	$10,243,198	100.0%	$39,357	$23,544	$79,893
Commercial real estate—collateral location by state:
Illinois	$4,455,287	80.6%
Wisconsin	581,844	10.5
Total primary markets	$5,037,131	91.1%
Florida	55,631	1.0
California	64,018	1.2
Indiana	129,467	2.3
Other (no individual state greater than 0.7%)	243,042	4.4
Total	$5,529,289	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2014 (Dollars in thousands)	Balance	% of Total Balance	Nonaccrual	> 90 Days Past Due and Still Accruing	Allowance For Loan Losses Allocation
Commercial:
Commercial and industrial	$2,214,480	26.3%	$9,132	$474	$20,750
Franchise	252,200	3.0	—	—	1,702
Mortgage warehouse lines of credit	139,003	1.6	—	—	995
Community Advantage—homeowner associations	106,364	1.3	—	—	3
Aircraft	8,065	0.1	—	—	10
Asset-based lending	806,402	9.6	25	—	7,051
Tax exempt	217,487	2.6	—	—	1,077
Leases	160,136	1.9	—	—	32
Other	11,034	0.1	—	—	79
PCI - commercial loans (1)	9,223	0.1	—	365	—
Total commercial	$3,924,394	46.6%	$9,157	$839	$31,699
Commercial Real Estate:
Residential construction	$38,696	0.5%	$—	$—	$609
Commercial construction	187,766	2.2	230	—	2,780
Land	91,830	1.1	2,656	—	2,289
Office	705,432	8.4	7,288	—	4,626
Industrial	623,970	7.4	2,392	—	3,894
Retail	731,488	8.7	4,152	—	4,991
Multi-family	605,742	7.1	249	—	4,366
Mixed use and other	1,465,117	17.3	9,638	—	11,890
PCI - commercial real estate (1)	55,712	0.7	—	10,976	88
Total commercial real estate	$4,505,753	53.4%	$26,605	$10,976	$35,533
Total commercial and commercial real estate	$8,430,147	100.0%	$35,762	$11,815	$67,232
Commercial real estate—collateral location by state:
Illinois	$3,686,193	81.8%
Wisconsin	472,985	10.5
Total primary markets	$4,159,178	92.3%
Florida	79,740	1.8
California	28,999	0.6
Indiana	91,282	2.0
Other (no individual state greater than 0.5%)	146,554	3.3
Total	$4,505,753	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio in 2015, our allowance for loan losses in our commercial loan portfolio is $36.1 million as of December 31, 2015 compared to $31.7 million as of December 31, 2014.
Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 91.1% of our commercial real estate loan portfolio is located in this region. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage and reduce our total non-performing commercial real estate loans. As of December 31, 2015, our allowance for loan losses related to this portfolio is $43.8 million compared to $35.5 million as of December 31, 2014.
The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. During 2015, our mortgage warehouse lines increased to $222.8 million as of December 31, 2015 from $139.0 million as of December 31, 2014 as a result of a more favorable mortgage banking environment.
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
Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2015, our residential loan portfolio totaled $607.5 million, or 3% of our total outstanding loans.
Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2015, $12.0 million of our residential real estate mortgages, or 2.0% of our residential real estate loan portfolio, excluding PCI loans, were classified as nonaccrual, $5.8 million were 30 to 89 days past due (0.9%) and $586.2 million were current (97.1%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.
While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2015 and 2014 was $939.8 million and $877.9 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.
It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2015, approximately $3.7 million of our mortgages consist of interest-only loans.
Premium finance receivables — commercial. FIFC and FIFC Canada originated approximately $5.6 billion in commercial insurance premium finance receivables during 2015 as compared to approximately $5.5 billion in 2014. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.
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

Premium finance receivables — life insurance. FIFC originated approximately $914.0 million in life insurance premium finance receivables in 2015 as compared to $653.2 million in 2014. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.
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
Foreign. The Company had approximately $278.3 million of loans to businesses of foreign countries as of December 31, 2015 compared to $311.7 million at December 31, 2014. This balance as of December 31, 2015 consists of loans originated by FIFC Canada.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table classifies the commercial loan portfolios at December 31, 2015 by date at which the loans re-price or mature, and the type of rate exposure:

(Dollars in thousands)	One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate	$81,553	$612,979	$292,371	$986,903
Variable rate
With floor feature	630,833	4,783	—	635,616
Without floor feature	3,082,306	8,270	814	3,091,390
Total commercial	$3,794,692	$626,032	$293,185	$4,713,909
Commercial real-estate
Fixed rate	$360,298	$1,727,118	$234,623	$2,322,039
Variable rate
With floor feature	247,892	10,739	—	258,631
Without floor feature	2,897,620	45,953	5,046	2,948,619
Total commercial real-estate	$3,505,810	$1,783,810	$239,669	$5,529,289
Premium finance receivables, net of unearned income
Fixed rate	$2,414,107	$61,334	$392	$2,475,833
Variable rate
With floor feature	—	—	—	—
Without floor feature	2,860,584	—	—	2,860,584
Total premium finance receivables	$5,274,691	$61,334	$392	$5,336,417

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

Non-Performing Assets, excluding covered assets
The following table sets forth the Company’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	2015	2014	2013	2012	2011
Loans past due greater than 90 days and still accruing (1):
Commercial	$541	$474	$—	$—	$—
Commercial real estate	—	—	230	—	—
Home equity	—	—	—	100	—
Residential real estate	—	—	—	—	—
Premium finance receivables – commercial	10,294	7,665	8,842	10,008	5,281
Premium finance receivables – life insurance	—	—	—	—	—
Consumer and other	150	119	105	221	314
Total loans past due greater than 90 days and still accruing	$10,985	$8,258	$9,177	$10,329	$5,595
Non-accrual loans (2):
Commercial	12,712	9,157	10,780	21,737	19,018
Commercial real estate	26,645	26,605	46,658	49,973	66,508
Home equity	6,848	6,174	10,071	13,423	14,164
Residential real estate	12,043	15,502	14,974	11,728	6,619
Premium finance receivables – commercial	14,561	12,705	10,537	9,302	7,755
Premium finance receivables – life insurance	—	—	—	25	54
Consumer and other	263	277	1,137	1,566	371
Total non-accrual loans	$73,072	$70,420	$94,157	$107,754	$114,489
Total non-performing loans:
Commercial	$13,253	$9,631	$10,780	$21,737	$19,018
Commercial real estate	26,645	26,605	46,888	49,973	66,508
Home equity	6,848	6,174	10,071	13,523	14,164
Residential real estate	12,043	15,502	14,974	11,728	6,619
Premium finance receivables – commercial	24,855	20,370	19,379	19,310	13,036
Premium finance receivables – life insurance	—	—	—	25	54
Consumer and other	413	395	1,242	1,787	685
Total non-performing loans	$84,057	$78,677	$103,334	$118,083	$120,084
Other real estate owned	26,849	36,419	43,398	54,546	79,007
Other real estate owned – from acquisitions	17,096	9,223	7,056	8,345	7,516
Other repossessed assets	174	303	542	—	—
Total non-performing assets	$128,176	$124,622	$154,330	$180,974	$206,607
TDRs performing under the contractual terms of the loan agreement	$42,744	$69,697	$78,610	$106,119	$119,920
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.28%	0.25%	0.33%	0.75%	0.76%
Commercial real estate	0.48	0.59	1.11	1.29	1.89
Home equity	0.87	0.86	1.40	1.72	1.64
Residential real estate	1.98	3.21	3.44	3.19	1.89
Premium finance receivables – commercial	1.05	0.87	0.89	0.97	0.92
Premium finance receivables – life insurance	—	—	—	—	—
Consumer and other	0.28	0.26	0.74	0.99	0.36
Total non-performing loans	0.49%	0.55%	0.80%	1.00%	1.14%
Total non-performing assets, as a percentage of total assets	0.56%	0.62%	0.85%	1.03%	1.30%
Allowance for loan losses as a percentage of total non-performing loans	125.39%	116.56%	93.80%	90.91%	91.92%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $9.1 million, $12.6 million, $28.5 million, $20.4 million and $10.6 million as of the years ended 2015, 2014, 2013, 2012 and 2011, respectively.

Non-performing Commercial and Commercial Real Estate
Commercial non-performing loan category totaled $13.3 million as of December 31, 2015 compared to $9.6 million as of December 31, 2014, while the non-performing commercial real estate loan category totaled $26.6 million as of both December 31, 2015 and 2014.
Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Residential Real Estate and Home Equity
Non-performing home equity and residential real estate loans totaled $18.9 million as of December 31, 2015. The balance decreased $2.8 million from December 31, 2014. The December 31, 2015 non-performing balance is comprised of $12.0 million of residential real estate (61 individual credits) and $6.8 million of home equity loans (45 individual credits). The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.
Non-performing Commercial Premium Finance Receivables
The table below presents the level of non-performing property and casualty premium finance receivables as of December 31, 2015 and 2014, and the amount of net charge-offs for the years then ended.

	December 31,
(Dollars in thousands)	2015	2014
Non-performing premium finance receivables — commercial	$24,855	$20,370
- as a percent of premium finance receivables — commercial	1.05%	0.87%
Net charge-offs of premium finance receivables — commercial	$5,772	$4,583
- as a percent of average premium finance receivables — commercial	0.24%	0.19%
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

Loan Portfolio Aging
The following table shows, as of December 31, 2015, only 0.6% of the entire portfolio, excluding covered loans, is in a non-performing loan (non-accrual or greater than 90 days past due and still accruing interest) with only 0.8% either one or two payments past due. In total, 98.6% of the Company’s total loan portfolio, excluding covered loans, as of December 31, 2015 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2015 and 2014:

As of December 31, 2015 (Dollars in thousands)	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$12,416	$6	$6,749	$12,930	$2,819,253	$2,851,354
Franchise	—	—	—	—	245,228	245,228
Mortgage warehouse lines of credit	—	—	—	—	222,806	222,806
Community Advantage – homeowners association	—	—	—	—	130,986	130,986
Aircraft	288	—	—	—	5,039	5,327
Asset-based lending	8	—	3,864	1,844	736,968	742,684
Tax exempt	—	—	—	—	267,273	267,273
Leases	—	535	748	4,192	220,599	226,074
Other	—	—	—	—	3,588	3,588
PCI - commercial (1)	—	892	—	2,510	15,187	18,589
Total commercial	$12,712	$1,433	$11,361	$21,476	$4,666,927	$4,713,909
Commercial real-estate:
Residential construction	$273	$—	$—	$45	$70,063	$70,381
Commercial construction	33	—	1,371	1,600	285,275	288,279
Land	1,751	—	—	120	76,546	78,417
Office	4,619	—	764	3,817	853,801	863,001
Industrial	9,564	—	1,868	1,009	715,207	727,648
Retail	1,760	—	442	2,310	863,887	868,399
Multi-family	1,954	—	597	6,568	733,230	742,349
Mixed use and other	6,691	—	6,723	7,215	1,712,187	1,732,816
PCI - commercial real-estate (1)	—	22,111	4,662	16,559	114,667	157,999
Total commercial real-estate	$26,645	$22,111	$16,427	$39,243	$5,424,863	$5,529,289
Home equity	6,848	—	1,889	5,517	770,421	784,675
Residential real estate	12,043	—	1,964	3,824	586,154	603,985
PCI - residential real estate (1)	—	488	202	79	2,697	3,466
Premium finance receivables
Commercial insurance loans	14,561	10,294	6,624	21,656	2,321,786	2,374,921
Life insurance loans	—	—	3,432	11,140	2,578,632	2,593,204
PCI - life insurance loans (1)	—	—	—	—	368,292	368,292
Consumer and other	263	211	204	1,187	144,511	146,376
Total loans, net of unearned income, excluding covered loans	$73,072	$34,537	$42,103	$104,122	$16,864,283	$17,118,117
Covered loans	5,878	7,335	703	5,774	128,983	148,673
Total loans, net of unearned income	$78,950	$41,872	$42,806	$109,896	$16,993,266	$17,266,790

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2015	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial and industrial	0.4%	—%	0.2%	0.5%	98.9%	100.0%
Franchise	—	—	—	—	100.0	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	5.4	—	—	—	94.6	100.0
Asset-based lending	—	—	0.5	0.3	99.2	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	0.2	0.3	1.9	97.6	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	4.8	—	13.5	81.7	100.0
Total commercial	0.3%	—%	0.2%	0.5%	99.0%	100.0%
Commercial real estate:
Residential construction	0.4%	—%	—%	0.1%	99.5%	100.0%
Commercial construction	—	—	0.5	0.6	98.9	100.0
Land	2.2	—	—	0.2	97.6	100.0
Office	0.5	—	0.1	0.4	99.0	100.0
Industrial	1.3	—	0.3	0.1	98.3	100.0
Retail	0.2	—	0.1	0.3	99.4	100.0
Multi-family	0.3	—	0.1	0.9	98.7	100.0
Mixed use and other	0.4	—	0.4	0.4	98.8	100.0
PCI - commercial real-estate (1)	—	14.0	3.0	10.5	72.5	100.0
Total commercial real-estate	0.5%	0.4%	0.3%	0.7%	98.1%	100.0%
Home equity	0.9	—	0.2	0.7	98.2	100.0
Residential real estate	2.0	—	0.3	0.6	97.1	100.0
PCI - residential real estate (1)	—	14.1	5.8	2.3	77.8	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.4	0.3	0.9	97.8	100.0
Life insurance loans	—	—	0.1	0.4	99.5	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	0.1	0.8	98.8	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.2%	0.6%	98.6%	100.0%
Covered loans	4.0	4.9	0.5	3.9	86.7	100.0
Total loans, net of unearned income	0.5%	0.2%	0.2%	0.6%	98.5%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2014 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$9,132	$474	$3,161	$7,492	$2,194,221	$2,214,480
Franchise	—	—	308	1,219	250,673	252,200
Mortgage warehouse lines of credit	—	—	—	—	139,003	139,003
Community Advantage – homeowners association	—	—	—	—	106,364	106,364
Aircraft	—	—	—	—	8,065	8,065
Asset-based lending	25	—	1,375	2,394	802,608	806,402
Tax exempt	—	—	—	—	217,487	217,487
Leases	—	—	77	315	159,744	160,136
Other	—	—	—	—	11,034	11,034
PCI - commercial (1)	—	365	202	138	8,518	9,223
Total commercial	$9,157	$839	$5,123	$11,558	$3,897,717	$3,924,394
Commercial real-estate:
Residential construction	$—	$—	$250	$76	$38,370	$38,696
Commercial construction	230	—	—	2,023	185,513	187,766
Land	2,656	—	—	2,395	86,779	91,830
Office	7,288	—	2,621	1,374	694,149	705,432
Industrial	2,392	—	—	3,758	617,820	623,970
Retail	4,152	—	116	3,301	723,919	731,488
Multi-family	249	—	249	1,921	603,323	605,742
Mixed use and other	9,638	—	2,603	9,023	1,443,853	1,465,117
PCI - commercial real-estate (1)	—	10,976	6,393	4,016	34,327	55,712
Total commercial real-estate	$26,605	$10,976	$12,232	$27,887	$4,428,053	$4,505,753
Home equity	6,174	—	983	3,513	705,623	716,293
Residential real estate	15,502	—	267	6,315	459,224	481,308
PCI - residential real estate (1)	—	549	—	—	1,685	2,234
Premium finance receivables
Commercial insurance loans	12,705	7,665	5,995	17,328	2,307,140	2,350,833
Life insurance loans	—	—	13,084	339	1,870,669	1,884,092
PCI - life insurance loans (1)	—	—	—	—	393,479	393,479
Consumer and other	277	119	293	838	149,485	151,012
Total loans, net of unearned income, excluding covered loans	$70,420	$20,148	$37,977	$67,778	$14,213,075	$14,409,398
Covered loans	7,290	17,839	1,304	4,835	195,441	226,709
Total loans, net of unearned income	$77,710	$37,987	$39,281	$72,613	$14,408,516	$14,636,107

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2014	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial and industrial	0.4%	—%	0.1%	0.3%	99.2%	100.0%
Franchise	—	—	0.1	0.5	99.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Community Advantage – homeowners association	—	—	—	—	100.0	100.0
Aircraft	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.2	0.3	99.5	100.0
Tax exempt	—	—	—	—	100.0	100.0
Leases	—	—	—	0.2	99.8	100.0
Other	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	4.0	2.2	1.5	92.3	100.0
Total commercial	0.2%	—%	0.1%	0.3%	99.4%	100.0%
Commercial real-estate
Residential construction	—%	—%	0.6%	0.2%	99.2%	100.0%
Commercial construction	0.1	—	—	1.1	98.8	100.0
Land	2.9	—	—	2.6	94.5	100.0
Office	1.0	—	0.4	0.2	98.4	100.0
Industrial	0.4	—	—	0.6	99.0	100.0
Retail	0.6	—	—	0.5	98.9	100.0
Multi-family	—	—	—	0.3	99.7	100.0
Mixed use and other	0.7	—	0.2	0.6	98.5	100.0
PCI - commercial real-estate (1)	—	19.7	11.5	7.2	61.6	100.0
Total commercial real-estate	0.6%	0.2%	0.3%	0.6%	98.3%	100.0%
Home equity	0.9	—	0.1	0.5	98.5	100.0
Residential real estate	3.2	—	0.1	1.3	95.4	100.0
PCI - residential real estate (1)	—	24.6	—	—	75.4	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.3	0.3	0.7	98.2	100.0
Life insurance loans	—	—	0.7	—	99.3	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	0.2	0.6	98.9	100.0
Total loans, net of unearned income, excluding covered loans	0.5%	0.1%	0.3%	0.5%	98.6%	100.0%
Covered loans	3.2	7.9	0.6	2.1	86.2	100.0
Total loans, net of unearned income	0.5%	0.3%	0.3%	0.5%	98.4%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.
As of December 31, 2015, only $42.1 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $104.1 million, or 0.6%, were 30 to 59 days (or one payment) past due. As of December 31, 2014, $38.0 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $67.8 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real-estate loans with delinquencies from 30 to 89 days past-due increased $31.7 million since December 31, 2014.
The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2015 that are current with regard to the contractual terms of the loan agreement represent 98.2% of the total home equity portfolio. Residential real estate loans, excluding PCI loans, at December 31, 2015 that are current with regards to the contractual terms of the loan agreements comprise 97.1% of these residential real estate loans outstanding.

Non-performing Loans Rollforward
The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

(Dollars in thousands)	2015	2014
Balance at beginning of period	$78,677	$103,334
Additions, net	48,124	37,984
Return to performing status	(3,743)	(8,345)
Payments received	(22,804)	(15,031)
Transfers to OREO and other repossessed assets	(10,581)	(23,402)
Charge-offs	(10,519)	(17,159)
Net change for niche loans (1)	4,903	1,296
Balance at end of period	$84,057	$78,677

(1)	This includes activity for premium finance receivables, mortgages held for investment by Wintrust Mortgage and indirect consumer loans

PCI loans are excluded from non-performing loans as they continue to earn interest income from the related accretable yield, independent of performance with contractual terms of the loan. See Note 5 of the Consolidated Financial Statements in Item 8 for further discussion of non-performing loans and the loan aging during the respective periods.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of the probable and reasonably estimable loan losses that our loan portfolio is expected to incur. The allowance for loan losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “How We Determine the Allowance for Credit Losses” in this Item 7. This process is subject to review at each of our bank subsidiaries by the applicable regulatory authority, including the Federal Reserve Bank of Chicago, the OCC, the State of Illinois and the State of Wisconsin.
The following table sets forth the allocation of the allowance for loan and covered loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for loan losses and allowance for covered loan losses allocation:
Commercial	$36,135	27%	$31,699	26%	$23,092	25%	$28,794	24%	$31,237	22%
Commercial real-estate	43,758	32	35,533	31	48,658	32	52,135	31	56,405	31
Home equity	12,012	5	12,500	5	12,611	5	12,734	6	7,712	8
Residential real-estate	4,734	3	4,218	3	5,108	3	5,560	3	5,028	3
Premium finance receivables – commercial	6,016	14	5,726	16	4,842	16	5,530	16	6,109	13
Premium finance receivables – life insurance	1,217	17	787	16	741	15	566	14	1,105	15
Consumer and other	1,528	1	1,242	1	1,870	1	2,032	2	2,785	2
Total allowance for loan losses	$105,400	99%	$91,705	98%	$96,922	97%	$107,351	96%	$110,381	94%
Covered loans	3,026	1	2,131	2	10,092	3	13,454	4	12,977	6
Total allowance for loan losses and allowance for covered loan losses	$108,426	100%	$93,836	100%	$107,014	100%	$120,805	100%	$123,358	100%
Allowance category as a percent of total allowance for loan losses and allowance for covered loan losses:
Commercial	33%		34%		22%		24%		25%
Commercial real-estate	40		38		45		43		46
Home equity	11		13		12		11		6
Residential real-estate	4		4		5		5		4
Premium finance receivables—commercial	6		6		5		5		5
Premium finance receivables—life insurance	1		1		1		—		1
Consumer and other	2		2		1		1		2
Total allowance for loan losses	97%		98%		91%		89%		89%
Covered loans	3		2		9		11		11
Total allowance for loan losses	100%		100%		100%		100%		100%
Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$949		$775		$719		$14,647		$13,231
Total allowance for credit losses including allowance for covered loan losses	$109,375		$94,611		$107,733		$135,452		$136,589

Management determined that the allowance for loan losses was appropriate at December 31, 2015, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, Excluding Covered Loans
The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.

(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of year	$91,705	$96,922	$107,351	$110,381	$113,903
Provision for credit losses	33,747	22,889	45,984	72,412	97,920
Other adjustments	(737)	(824)	(938)	(1,333)	—
Reclassification from (to) allowance for unfunded lending-related commitments	(138)	(56)	640	693	1,904
Charge-offs:
Commercial	4,253	4,153	14,123	22,405	31,951
Commercial real estate	6,543	15,788	32,745	43,539	62,698
Home equity	4,227	3,895	6,361	9,361	5,020
Residential real estate	2,903	1,750	2,958	4,060	4,115
Premium finance receivables – commercial	7,060	5,722	5,063	3,751	6,617
Premium finance receivables – life insurance	—	4	17	29	275
Consumer and other	521	792	1,110	1,245	1,776
Total charge-offs	$25,507	$32,104	$62,377	$84,390	$112,452
Recoveries:
Commercial	1,432	1,198	1,655	1,220	1,258
Commercial real estate	2,840	1,334	2,526	6,635	1,386
Home equity	312	535	432	428	64
Residential real estate	283	335	289	22	10
Premium finance receivables – commercial	1,288	1,139	1,108	871	6,006
Premium finance receivables – life insurance	16	11	13	69	12
Consumer and other	159	326	239	343	370
Total recoveries	$6,330	$4,878	$6,262	$9,588	$9,106
Net charge-offs, excluding covered loans	$(19,177)	$(27,226)	$(56,115)	$(74,802)	$(103,346)
Allowance for loan losses at year end	$105,400	$91,705	$96,922	$107,351	$110,381
Allowance for unfunded lending-related commitments at year end	$949	$775	$719	$14,647	$13,231
Allowance for credit losses at year end	$106,349	$92,480	$97,641	$121,998	$123,612
Net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.07%	0.08%	0.41%	0.81%	1.44%
Commercial real estate	0.07	0.33	0.74	1.02	1.80
Home equity	0.52	0.47	0.79	1.08	0.56
Residential real estate	0.29	0.19	0.35	0.51	0.79
Premium finance receivables – commercial	0.24	0.19	0.19	0.16	0.04
Premium finance receivables – life insurance	—	—	—	—	0.02
Consumer and other	0.23	0.28	0.47	0.47	0.82
Total loans, net of unearned income, excluding covered loans	0.12%	0.20%	0.44%	0.65%	1.02%
Net charge-offs as a percentage of the provision for credit losses	56.83%	118.94%	122.04%	103.30%	105.54%
Year-end total loans (excluding covered loans)	$17,118,117	$14,409,398	$12,896,602	$11,828,943	$10,521,377
Allowance for loan losses as a percentage of loans at end of year	0.62%	0.64%	0.75%	0.91%	1.05%
Allowance for credit losses as a percentage of loans at end of year	0.62%	0.64%	0.76%	1.03%	1.17%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $949,000 as of December 31, 2015 compared to $775,000 as of December 31, 2014.

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
At December 31, 2015, the Company had $101.3 million of impaired loans with $50.0 million of this balance requiring $6.4 million of specific impairment reserves. At December 31, 2014, the Company had $127.4 million of impaired loans with $69.5 million of this balance requiring $6.3 million of specific impairment reserves. The most significant fluctuations in impaired loans requiring specific impairment reserves from 2014 to 2015 occurred within the office, industrial and mixed use and other portfolios. The recorded investment of the office portfolio requiring specific impairment decreased $6.0 million primarily as a result of two loans totaling approximately $5.1 million being resolved in 2015. The industrial portfolio balance increased $8.2 million with the related specific impairment increasing $1.9 million. This fluctuation was primarily the result of one loan totaling approximately $7.3 million becoming non-performing during the period. Additionally, the recorded investment of the mixed use and other portfolio requiring specific impairment decreased $14.2 million with the specific impairment decreasing $1.7 million. These fluctuations were the result of two loans totaling approximately $4.7 million no longer requiring a specific reserve at December 31, 2015 and one additional loan totaling approximately $2.7 million being resolved during the period. See Note 5 of the Consolidated Financial Statements in Item 8 for further discussion of impaired loans and the related specific impairment reserve.
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
We determine this component of the allowance for loan losses by classifying each loan into (i) categories based on the type of collateral that secures the loan (if any), and (ii) one of ten categories based on the credit risk rating of the loan, as described above under “Past Due Loans and Non-Performing Assets” in this Item 7. Each combination of collateral and credit risk rating is then assigned a specific loss factor that incorporates the following factors:

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

In the second quarter of 2012, the Company modified its historical loss experience analysis from incorporating five−year average loss rate assumptions to incorporating three−year average loss rate assumptions. The reason for the migration at that time was charge-off rates from earlier years in the five-year period were no longer relevant as that period was characterized by historically low credit losses which then built up to a peak in credit losses as a result of the stressed economic environment and depressed real estate valuations that affected both the U.S. economy, generally, and the Company’s local markets.

In the second quarter of 2015, the Company returned to incorporating five-year average loss rate assumptions for its historical loss experience to capture an extended credit cycle. The five-year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three- and four-year average historical loss rates on a quarterly basis as a comparison.

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
Effects of Economic Recession and Real Estate Market
In recent years, the Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however, the Company's markets have clearly been under stress. As of December 31, 2015, home equity loans and residential mortgages comprised 5% and 3%, respectively, of the Company’s total loan portfolio. At December 31, 2015 (excluding covered loans), approximately only 2.3% of all of the Company’s residential mortgage loans, excluding PCI loans, and approximately only 1.1% of all of the Company’s home equity loans are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this Item 7.

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

TDRs
At December 31, 2015, the Company had $51.9 million in loans classified as TDRs. The $51.9 million in TDRs represents 102 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $82.3 million representing 145 credits at December 31, 2014.
Concessions were granted on a case-by-case basis working with these borrowers to find modified terms that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 5 of Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.
Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at December 31, 2015 and approximately $1.8 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at December 31, 2015, the Company was committed to lend additional funds to borrowers totaling $32,000 under the contractual terms related to TDRs.
The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Accruing TDRs:
Commercial	$5,613	$6,654
Commercial real estate	32,777	60,120
Residential real estate and other	4,354	2,923
Total accruing TDRs	$42,744	$69,697
Non-accrual TDRs: (1)
Commercial	$134	$922
Commercial real estate	5,930	7,503
Residential real estate and other	3,045	4,153
Total non-accrual TDRs	$9,109	$12,578
Total TDRs:
Commercial	$5,747	$7,576
Commercial real estate	38,707	67,623
Residential real estate and other	7,399	7,076
Total TDRs	$51,853	$82,275
Weighted-average contractual interest rate of TDRs	4.13%	4.09%

(1)	Included in total non-performing loans.

TDR Rollforward
The table below presents a summary of TDRs as of December 31, 2015, 2014 and 2013, and shows the changes in the balance during those periods:

Year Ended December 31, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,576	$67,623	$7,076	$82,275
Additions during the period	—	370	1,664	2,034
Reductions:
Charge-offs	(397)	(1,975)	(140)	(2,512)
Transferred to OREO and other repossessed assets	(562)	(2,290)	(414)	(3,266)
Removal of TDR loan status (1)	(490)	(13,019)	—	(13,509)
Payments received	(380)	(12,002)	(787)	(13,169)
Balance at period end	$5,747	$38,707	$7,399	$51,853

Year Ended December 31, 2014 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,388	$93,535	$6,180	$107,103
Additions during the period	1,549	8,582	1,836	11,967
Reductions:
Charge-offs	(51)	(6,875)	(479)	(7,405)
Transferred to OREO and other repossessed assets	(252)	(16,057)	—	(16,309)
Removal of TDR loan status (1)	(383)	—	—	(383)
Payments received	(675)	(11,562)	(461)	(12,698)
Balance at period end	$7,576	$67,623	$7,076	$82,275

Year Ended December 31, 2013 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$17,995	$102,415	$6,063	$126,473
Additions during the period	708	19,676	2,296	22,680
Reductions:
Charge-offs	(3,146)	(8,658)	(369)	(12,173)
Transferred to OREO and other repossessed assets	(3,800)	(1,948)	(103)	(5,851)
Removal of TDR loan status (1)	(2,932)	(1,003)	—	(3,935)
Payments received	(1,437)	(16,947)	(1,707)	(20,091)
Balance at period end	$7,388	$93,535	$6,180	$107,103

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan’s modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Potential Problem Loans
Management believes that any loan where there are serious doubts as to the ability of such borrowers to comply with the present loan repayment terms should be identified as a non-performing loan and should be included in the disclosure of “Past Due Loans and Non-performing Assets.” Accordingly, at the periods presented in this Annual Report on Form 10-K, the Company has no potential problem loans as defined by SEC regulations.
Loan Concentrations
Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2015, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

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

	Year Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014
Balance at beginning of period	$45,642	$50,454
Disposal/resolved	(29,688)	(30,923)
Transfers in at fair value, less costs to sell	18,747	32,162
Transfers in from covered OREO subsequent to loss share expiration	7,385	—
Additions from acquisition	5,378	—
Fair value adjustments	(3,519)	(6,051)
Balance at end of period	$43,945	$45,642

	Period End
(Dollars in thousands)	December 31, 2015	December 31, 2014
Residential real estate	$11,322	$7,779
Residential real estate development	2,914	3,245
Commercial real estate	29,709	34,618
Total	$43,945	$45,642

Liquidity and Capital Resources
The Company and the banks are subject to various regulatory capital requirements established by the federal banking agencies that take into account risk attributable to balance sheet and off-balance sheet activities. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly discretionary — actions by regulators, that if undertaken could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.50% must be in the form of common equity Tier 1 capital and 6.0% must be in the form of Tier 1 capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 capital to total assets of 4.0%. In addition the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.
The following table summarizes the capital guidelines for bank holding companies, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2015, 2014 and 2013:

	Minimum Ratios	Well Capitalized Ratios	2015	2014	2013
Tier 1 leverage ratio	4.0%	5.0%	9.1%	10.2%	10.5%
Tier 1 capital to risk-weighted assets	6.0	8.0	10.0	11.6	12.2
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5	8.4	N/A	N/A
Total capital to risk-weighted assets	8.0	10.0	12.2	13.0	12.9
Total average equity to total average assets	N/A	N/A	10.6	10.7	10.6
Dividend payout ratio	N/A	N/A	15.0	13.4	6.5
As reflected in the table, each of the Company’s capital ratios at December 31, 2015, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 18 of the Consolidated Financial Statements for further information on the capital positions of the banks.
The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes 12, 13, 14 and 22 of the Consolidated Financial Statements in Item 8 for further information on the Company’s subordinated notes, other borrowings, junior subordinated debentures and shareholders’ equity, respectively. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.
In June 2015, the Company issued and sold 5,000,000 shares of the Series D Preferred Stock, with a liquidation preference of $25 per share for $125.0 million in a public offering. Dividends on the Series D Preferred Stock are payable quarterly in arrears when, as and if declared by the Board at a rate of 6.50% per annum on the original liquidation preference of $25 per share from the original issuance date to, but excluding, July 15, 2025. From (and including) July 15, 2025, dividends no the Series D Preferred Stock will be payable quarterly in arrears, when, as and if declared by the Board, at a floating rate equal to the then-applicable three-month LIBOR (as defined in the Certificate of Designations) plus a spread of 4.06% per annum. The dividend rate of such floating rate dividends will be reset quarterly. The Company received proceeds, after deducting underwriting discounts, commissions and related costs, of approximately $120.8 million from the issuance, which were intended to be used for general corporate purposes. The Series D Preferred Stock is listed on the NASDAQ Global Select Market under the symbol “WTFCM.”
In March 2012, the Company issued and sold 126,500 shares of 5.00% non-cumulative perpetual convertible preferred stock, Series C, no par value per share (the "Series C Preferred Stock"), with a liquidation preference of $1,000 per share for $126.5 million in a public offering. Net proceeds to the Company totaled $122.7 million after deducting offering costs. Dividends on the Series C Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by the Board, at an annual rate of 5.00% per year on the liquidation preference of $1,000 per share. If for any reason the Board does not authorize and declare full cash dividends on the Series C Preferred Stock for a quarterly dividend period, the Company will have no obligation to pay any dividends for that period, whether or not the Board authorizes and declared dividends on the Series C Preferred Stock for any subsequent dividend period.
Each share of the Series C Preferred Stock is convertible into Common Stock at the option of the holder at a conversion rate of 24.3132 shares of Common Stock per share of Series C Preferred Stock, plus cash in lieu of fractional shares, subject to customary anti-dilution adjustments. The conversion rate will be adjusted upon the occurrence of certain make-whole acquisition transactions and other events. In 2015, pursuant to such terms, 180 shares of the Series C Preferred Stock were converted at the option of the respective holders into 4,374 shares of the Company's common stock. In 2014, pursuant to such terms, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. In 2013, 23 shares of the Series C Preferred Stock were converted at the option of the respective holders into 558 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

In December 2010, the Company sold 4.6 million 7.50% tangible equity units (“TEU”) at a public offering price of $50.00 per unit. The Company received net proceeds of $222.7 million after deducting underwriting discounts and commissions and estimated offering expenses. Each tangible equity unit was composed of a prepaid stock purchase contract and a junior subordinated amortizing note that was paid-off in December 2013. For additional discussion of the TEUs, see Notes 13 and 22 of the Consolidated Financial Statements in Item 8.
The Board approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve semi-annual dividends until quarterly dividends were approved in 2014 and 2015. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's Series C Preferred Stock, the terms of the Company's Series D Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on December 15, 2014, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2015, Wintrust declared a quarterly cash dividend of $0.11 per common share. In January, April, July and October of 2014, Wintrust declared a quarterly cash dividend of $0.10 per common share. In January of 2016, Wintrust declared a quarterly cash dividend of $0.12 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.
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
Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2015, 2014 and 2013, the subsidiaries paid dividends to Wintrust totaling $22.2 million, $77.0 million, and $112.8 million, respectively. At January 1, 2016, subject to minimum capital requirements at the banks, approximately $70.2 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.
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

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Total deposits	$18,639,634	16,281,844	14,668,789	14,428,544	12,307,267
Brokered Deposits (1)	862,026	718,986	476,139	787,812	674,013
Brokered deposits as a percentage of total deposits (1)	4.6%	4.4%	3.2%	5.5%	5.5%

(1)
Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program (“CDARS”), as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2015 and 2014, the banks had approximately $954.8 million and $948.4 million, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.
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
Contractual Obligations. The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements in Item 8:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total
Deposits	10	$17,486,110	994,306	158,609	609	18,639,634
FHLB advances (1)	11	425,600	314,597	94,679	25,000	859,876
Subordinated notes	12	—	—	—	140,000	140,000
Other borrowings	13	79,445	164,074	22,500	—	266,019
Junior subordinated debentures	14	—	—	—	268,566	268,566
Operating leases	15	10,515	19,864	18,340	114,513	163,232
Purchase obligations (2)		48,936	24,459	17,359	89,029	179,783
Total		$18,050,606	1,517,300	311,487	637,717	20,517,110

(1)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(2)
Purchase obligations presented above primarily relate to certain contractual cash obligations for pending acquisitions, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2015 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

Commitments.
The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2015. Further information on these commitments is included in Note 19 of the Consolidated Financial Statements in Item 8.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$1,959,927	1,193,964	467,185	92,281	3,713,357
Residential real estate	473,384	—	—	—	473,384
Revolving home equity lines of credit	855,128	—	—	—	855,128
Letters of credit	114,744	54,411	6,742	232	176,129
Commitments to sell mortgage loans	753,890	—	—	—	753,890
Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2015, the liability for estimated losses on repurchase and indemnification was $4.0 million and was included in other liabilities on the balance sheet.

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
Asset-Liability Management
As an ongoing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset-liability management policies are established and monitored by management in conjunction with the boards of directors of the banks, subject to general oversight by the Risk Management Committee of the Company’s Board. The policies establish guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.
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
The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2015 and December 31, 2014 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2015	16.1%	8.7%	(10.6)%	(17.5)%
December 31, 2014	13.4	6.4	(10.1)	(16.9)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2015	7.3%	3.9%	(4.4)%	(7.7)%
December 31, 2014	5.4	2.5	(3.9)	(7.6)

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 20 of the Financial Statements presented under Item 8 of this Annual Report on Form 10-K for further information on the Company’s derivative financial instruments.
During 2015 and 2014, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use other financial derivative instruments. There were no covered call options outstanding as of December 31, 2015 or 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries
We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wintrust Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 29, 2016

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands)	2015	2014
Assets
Cash and due from banks	$271,454	$225,136
Federal funds sold and securities purchased under resale agreements	4,341	5,571
Interest bearing deposits with banks	607,782	998,437
Available-for-sale securities, at fair value	1,716,388	1,792,078
Held-to-maturity securities, at amortized cost ($878.1 million fair value at December 31, 2015)	884,826	—
Trading account securities	448	1,206
Federal Home Loan Bank and Federal Reserve Bank stock	101,581	91,582
Brokerage customer receivables	27,631	24,221
Mortgage loans held-for-sale	388,038	351,290
Loans, net of unearned income, excluding covered loans	17,118,117	14,409,398
Covered loans	148,673	226,709
Total loans	17,266,790	14,636,107
Less: Allowance for loan losses	105,400	91,705
Less: Allowance for covered loan losses	3,026	2,131
Net loans	17,158,364	14,542,271
Premises and equipment, net	592,256	555,228
Lease investments, net	63,170	426
FDIC indemnification asset	—	11,846
Accrued interest receivable and other assets	604,917	501,456
Trade date securities receivable	—	485,534
Goodwill	471,761	405,634
Other intangible assets	24,209	18,811
Total assets	$22,917,166	$20,010,727

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$4,836,420	$3,518,685
Interest bearing	13,803,214	12,763,159
Total deposits	18,639,634	16,281,844
Federal Home Loan Bank advances	859,876	733,050
Other borrowings	266,019	196,465
Subordinated notes	140,000	140,000
Junior subordinated debentures	268,566	249,493
Trade date securities payable	538	3,828
Accrued interest payable and other liabilities	390,259	336,225
Total liabilities	20,564,892	17,940,905
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,287 and 126,467 shares issued and outstanding at December 31, 2015 and 2014, respectively	126,287	126,467
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31, 2015 and no shares issued and outstanding at December 31, 2014	125,000	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2015 and 2014; 48,468,894 shares issued at December 31, 2015 and 46,881,108 shares issued at December 31, 2014	48,469	46,881
Surplus	1,190,988	1,133,955
Treasury stock, at cost, 85,615 shares issued at December 31, 2015 and 76,053 shares at December 31, 2014	(3,973)	(3,549)
Retained earnings	928,211	803,400
Accumulated other comprehensive loss	(62,708)	(37,332)
Total shareholders’ equity	2,352,274	2,069,822
Total liabilities and shareholders’ equity	$22,917,166	$20,010,727
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Interest income
Interest and fees on loans	$651,831	$613,024	$588,435
Interest bearing deposits with banks	1,486	1,472	1,644
Federal funds sold and securities purchased under resale agreements	4	25	27
Investment securities	61,006	52,951	37,025
Trading account securities	108	79	25
Federal Home Loan Bank and Federal Reserve Bank stock	3,232	2,920	2,773
Brokerage customer receivables	797	796	780
Total interest income	718,464	671,267	630,709
Interest expense
Interest on deposits	48,863	48,411	53,191
Interest on Federal Home Loan Bank advances	9,110	10,523	11,014
Interest on other borrowings	3,627	1,773	4,341
Interest on subordinated notes	7,105	3,906	167
Interest on junior subordinated debentures	8,230	8,079	11,369
Total interest expense	76,935	72,692	80,082
Net interest income	641,529	598,575	550,627
Provision for credit losses	32,942	20,537	46,033
Net interest income after provision for credit losses	608,587	578,038	504,594
Non-interest income
Wealth management	73,452	71,343	63,042
Mortgage banking	115,011	91,617	106,857
Service charges on deposit accounts	27,384	23,307	20,366
Gains (losses) on available-for-sale securities, net	323	(504)	(3,000)
Fees from covered call options	15,364	7,859	4,773
Trading (losses) gains, net	(247)	(1,609)	892
Operating lease income, net	2,728	163	—
Other	37,582	23,064	29,467
Total non-interest income	271,597	215,240	222,397
Non-interest expense
Salaries and employee benefits	382,080	335,506	308,794
Equipment	32,812	29,609	26,450
Equipment on operating lease	1,826	142	—
Occupancy, net	48,880	42,889	36,633
Data processing	26,940	19,336	18,672
Advertising and marketing	21,924	13,571	11,051
Professional fees	18,225	15,574	14,922
Amortization of other intangible assets	4,621	4,692	4,627
FDIC insurance	12,386	12,168	12,728
OREO expenses, net	4,483	9,367	5,834
Other	74,242	63,993	62,840
Total non-interest expense	628,419	546,847	502,551
Income before taxes	251,765	246,431	224,440
Income tax expense	95,016	95,033	87,230
Net income	$156,749	$151,398	$137,210
Preferred stock dividends and discount accretion	10,869	6,323	8,395
Net income applicable to common shares	$145,880	$145,075	$128,815
Net income per common share—Basic	$3.05	$3.12	$3.33
Net income per common share—Diluted	$2.93	$2.98	$2.75
Cash dividends declared per common share	$0.44	$0.40	$0.18
Weighted average common shares outstanding	47,838	46,524	38,699
Dilutive potential common shares	4,099	4,321	11,249
Average common shares and dilutive common shares	51,937	50,845	49,948
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2015	2014	2013
Net income	$156,749	$151,398	$137,210
Unrealized (losses) gains on securities
Before tax	(13,176)	72,488	(102,790)
Tax effect	5,153	(28,660)	40,608
Net of tax	(8,023)	43,828	(62,182)
Reclassification of net gains (losses) included in net income
Before tax	323	(504)	(3,000)
Tax effect	(127)	200	1,193
Net of tax	196	(304)	(1,807)
Reclassification of amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	(128)	—	—
Tax effect	50	—	—
Net of tax	(78)	—	—
Net unrealized (losses) gains on securities	(8,141)	44,132	(60,375)
Unrealized gains (losses) on derivative instruments
Before tax	533	(91)	4,702
Tax effect	(209)	36	(1,872)
Net unrealized gains (losses) on derivative instruments	324	(55)	2,830
Foreign currency translation adjustment
Before tax	(24,001)	(24,346)	(17,564)
Tax effect	6,442	5,973	4,362
Net foreign currency translation adjustment	(17,559)	(18,373)	(13,202)
Total other comprehensive (loss) income	(25,376)	25,704	(70,747)
Comprehensive income	$131,373	$177,102	$66,463
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at January 1, 2013	$176,406	$37,108	$1,036,295	$(7,838)	$555,023	$7,711	$1,804,705
Net income	—	—	—	—	137,210	—	137,210
Other comprehensive loss, net of tax	—	—	—	—	—	(70,747)	(70,747)
Cash dividends declared on common stock	—	—	—	—	(6,903)	—	(6,903)
Dividends on preferred stock	—	—	—	—	(8,325)	—	(8,325)
Accretion on preferred stock	70	—	—	—	(70)	—	—
Stock-based compensation	—	—	6,799	—	—	—	6,799
Conversion of Series A preferred stock to common stock	(49,976)	1,944	48,032	—	—	—	—
Conversion of Series C preferred stock to common stock	(23)	1	22	—	—	—	—
Settlement of prepaid common stock purchase contracts	—	5,870	(14,212)	8,342	—	—	—
Common stock issued for:
Acquisitions	—	648	22,422	—	—	—	23,070
Exercise of stock options and warrants	—	372	13,613	(3,215)	—	—	10,770
Restricted stock awards	—	145	182	(289)	—	—	38
Employee stock purchase plan	—	62	2,397	—	—	—	2,459
Director compensation plan	—	31	1,482	—	—	—	1,513
Balance at December 31, 2013	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
Net income	—	—	—	—	151,398	—	151,398
Other comprehensive income, net of tax	—	—	—	—	—	25,704	25,704
Cash dividends declared on common stock	—	—	—	—	(18,610)	—	(18,610)
Dividends on preferred stock	—	—	—	—	(6,323)	—	(6,323)
Stock-based compensation	—	—	7,754	—	—	—	7,754
Conversion of Series C preferred stock to common stock	(10)	1	9	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	538	4,414	(313)	—	—	4,639
Restricted stock awards	—	76	178	(236)	—	—	18
Employee stock purchase plan	—	65	2,939	—	—	—	3,004
Director compensation plan	—	20	1,629	—	—	—	1,649
Balance at December 31, 2014	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
Net income	—	—	—	—	156,749	—	156,749
Other comprehensive loss, net of tax	—	—	—	—	—	(25,376)	(25,376)
Cash dividends declared on common stock	—	—	—	—	(21,069)	—	(21,069)
Dividends on preferred stock	—	—	—	—	(10,869)	—	(10,869)
Stock-based compensation	—	—	9,656	—	—	—	9,656
Issuance of Series D preferred stock	125,000	—	(4,158)	—	—	—	120,842
Conversion of Series C preferred stock to common stock	(180)	4	176	—	—	—	—
Common stock issued for:
Acquisitions	—	811	37,912	—	—	—	38,723
Exercise of stock options and warrants	—	587	9,149	(130)	—	—	9,606
Restricted stock awards	—	108	(57)	(294)	—	—	(243)
Employee stock purchase plan	—	58	2,692	—	—	—	2,750
Director compensation plan	—	20	1,663	—	—	—	1,683
Balance at December 31, 2015	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
Operating Activities:
Net income	$156,749	$151,398	$137,210
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	32,942	20,537	46,033
Depreciation and amortization	36,671	32,117	26,180
Deferred income tax expense	23,054	4,125	1,539
Stock-based compensation expense	9,656	7,754	6,799
Excess tax benefits from stock-based compensation arrangements	(744)	(444)	(474)
Net amortization of premium on securities	3,398	1,498	2,934
Accretion of discounts on loans	(34,378)	(42,539)	(34,273)
Mortgage servicing rights fair value change, net	(213)	1,428	(1,739)
Originations and purchases of mortgage loans held-for-sale	(3,903,777)	(3,182,684)	(3,708,364)
Proceeds from sales of mortgage loans held-for-sale	3,971,724	3,241,489	3,862,030
Bank owned life insurance income, net of claims	(3,146)	(2,701)	(3,446)
Decrease (increase) in trading securities, net	758	(709)	86
Net (increase) decrease in brokerage customer receivables	(3,410)	6,732	(6,089)
Gains on mortgage loans sold	(104,695)	(75,768)	(75,793)
(Gains) losses on available-for-sale securities, net	(323)	504	3,000
Loss on sales of premises and equipment, net	807	644	23
Net (gains) losses on sales and fair value adjustments of other real estate owned	(350)	3,735	136
(Increase) decrease in accrued interest receivable and other assets, net	(147,063)	77,409	53,166
Decrease in accrued interest payable and other liabilities, net	292	(38,902)	(21,749)
Net Cash Provided by Operating Activities	37,952	205,623	287,209
Investing Activities:
Proceeds from maturities of available-for-sale securities	506,798	431,347	295,807
Proceeds from maturities of held-to-maturity securities	55	—	—
Proceeds from sales of available-for-sale securities	1,515,559	852,330	138,274
Proceeds from calls of held-to-maturity securities	770	—	—
Purchases of available-for-sale securities	(2,092,652)	(1,597,587)	(489,131)
Purchases of held-to-maturity securities	(22,892)	—	—
(Purchase) redemption of Federal Home Loan Bank and Federal Reserve Bank stock, net	(9,999)	(12,321)	303
Net cash (paid) received for acquisitions	(15,428)	228,946	(14,491)
Divestiture of operations	—	—	(149,100)
Proceeds from sales of other real estate owned	50,405	92,620	100,162
Proceeds received from the FDIC related to reimbursements on covered assets	1,859	19,999	53,443
Net decrease (increase) in interest-bearing deposits with banks	531,396	(502,863)	643,626
Net increase in loans	(2,066,666)	(1,311,927)	(747,420)
Redemption of bank owned life insurance	2,701	—	—
Purchases of premises and equipment, net	(43,459)	(38,136)	(37,694)
Net Cash Used for Investing Activities	(1,641,553)	(1,837,592)	(206,221)
Financing Activities:
Increase (decrease) in deposit accounts	1,381,425	1,217,396	(78,946)
Increase (decrease) in other borrowings, net	44,685	(58,639)	(22,396)
Increase (decrease) in Federal Home Loan Bank advances, net	115,186	315,550	(18,000)
Proceeds from the issuance of subordinated notes, net	—	139,090	—
Repayment of subordinated notes	—	—	(15,000)
Excess tax benefits from stock-based compensation arrangements	744	444	474
Net proceeds from issuance of Series D preferred stock	120,842	—	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	16,119	10,453	19,113
Common stock repurchases	(424)	(549)	(3,504)
Dividends paid	(29,888)	(24,933)	(13,893)
Net Cash Provided by (Used for) Financing Activities	1,648,689	1,598,812	(132,152)
Net Increase (Decrease) in Cash and Cash Equivalents	45,088	(33,157)	(51,164)
Cash and Cash Equivalents at Beginning of Period	230,707	263,864	315,028
Cash and Cash Equivalents at End of Period	$275,795	$230,707	$263,864
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$77,737	$73,334	$83,395
Income taxes, net	94,723	72,575	97,703
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	1,187,115	475,398	559,694
Value ascribed to goodwill and other intangible assets	79,879	37,526	35,056
Fair value of liabilities assumed	1,033,219	405,801	511,603
Non-cash activities
Transfer of available-for-sale securities to held-to-maturity securities	862,712	—	—
Transfer to other real estate owned from loans	28,565	52,102	81,526
Common stock issued for acquisitions	38,723	—	23,070
See accompanying Notes to Consolidated Financial Statements.

(1) Summary of Significant Accounting Policies
The accounting and reporting policies of Wintrust Financial Corporation ("Wintrust" or the "Company") and its subsidiaries conform to generally accepted accounting principles in the United States and prevailing practices of the banking industry. In the preparation of the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts contained in the consolidated financial statements. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions change beyond management’s expectations. Reclassifications of certain prior year amounts have been made to conform to the current year presentation. The following is a summary of the Company’s significant accounting policies.
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
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.
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

Declines in the fair value of held-to-maturity and available-for-sale investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.
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
Mortgage Loans Held-for-Sale
Mortgage loans are classified as held-for-sale when originated or acquired with the intent to sell the loan into the secondary market. Market conditions or other developments may change management’s intent with respect to the disposition of these loans and loans previously classified as mortgage loans held-for-sale may be reclassified to the loan portfolio, with the balance transferred at the lower of cost or market.
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

The Company maintains its allowance for loan losses at a level believed appropriate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan reporting system loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (an impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral less the estimated cost to sell. Any shortfall is recorded as a specific reserve. For loans with a credit risk rating of 7 or better that are not considered impaired loans, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to income based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.
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
Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) are recorded in the Consolidated Statements of Condition at fair value in accordance with ASC 860, “Transfers and Servicing.” The Company originates mortgage loans for sale to the secondary market, the majority of which are sold without retaining servicing rights. There are certain loans, however, that are originated and sold with servicing rights retained. MSRs associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the Consolidated Statements of Condition. The change in the fair value of MSRs is recorded as a component of mortgage banking revenue in non-interest income in the Consolidated Statements of Income. A third party valuation is obtained for purposes of measuring fair value related to a portion of MSRs. This third party valuation stratifies the servicing rights into pools based on homogenous characteristics, such as product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.

Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Useful lives range from two to 12 years for furniture, fixtures and equipment, two to five years for software and computer-related equipment and seven to 39 years for buildings and improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the respective lease including any lease renewals deemed to be reasonably assured. Land and antique furnishings and artwork are not subject to depreciation. Expenditures for major additions and improvements are capitalized, and maintenance and repairs are charged to expense as incurred. Internal costs related to the configuration and installation of new software and the modification of existing software that provides additional functionality are capitalized.
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
FDIC Loss Share Asset (Liability)
In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover losses incurred with respect to loans, foreclosed real estate and certain other assets. The loss share assets and liabilities are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities are recorded as FDIC indemnification assets and other liabilities on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC loss share assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC loss share assets and, if necessary, increase any loss share liability when necessary reductions exceed the current value of the FDIC loss share assets. In accordance with certain clawback provisions, the Company may be required to reimburse the FDIC when actual losses are less than certain thresholds established for each loss share agreement. The balance of these estimated reimbursements and any related amortization are adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition, estimated reimbursements from clawback provisions are recorded as a reduction to the FDIC loss share assets or, if necessary, an increase to the loss share liability. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the FDIC loss share assets. The corresponding amortization or accretion is recorded as a component of non-interest income on the Consolidated Statements of Income.
Other Real Estate Owned
Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for loan losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2015 and 2014, other real estate owned, excluding covered other real estate owned, totaled $43.9 million and $45.6 million, respectively.
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
Bank-Owned Life Insurance
The Company owns BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2015 and 2014, BOLI totaled $136.2 million and $121.4 million, respectively.
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
Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (“covered call options”). These option transactions are designed primarily as an economic hedge to compensate for net interest margin compression by increasing the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2015 and 2014.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities, net of deferred taxes, changes in deferred gains and losses on investment securities transferred from available-for-sale securities to held-to-maturity securities, net of deferred taxes, adjustments related to cash flow hedges, net of deferred taxes and foreign currency translation adjustments, net of taxes.
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

New Accounting Pronouncements Adopted

In January 2014, the FASB issued ASU No. 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that invest in affordable housing projects that qualify for the low-income housing tax credit. This ASU permits new accounting treatment, if certain conditions are met, which allows the Company to amortize the initial cost of an investment in proportion to the amount of tax credits and other tax benefits received with recognition of the investment performance in income tax expense. This guidance was effective for fiscal years beginning after December 15, 2014 and did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to address diversity in practice and clarify guidance regarding the accounting for an in-substance repossession or foreclosure of residential real estate collateral. This ASU clarifies that an in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor. Additionally, this ASU requires disclosure of both the amount of foreclosed residential real estate property held by the Company and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. This guidance was effective for fiscal years beginning after December 15, 2014 and did not have a material impact on the Company’s consolidated financial statements.

(2) Recent Accounting Pronouncements

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
Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," to improve the accounting for financial instruments. This ASU requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017 and is to be applied prospectively with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to improve transparency and comparability across entities regarding leasing arrangements. This ASU requires the recognition of a separate lease liability representing the required lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach, including the option to apply certain practical expedients. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Investment Securities
A summary of the available-for-sale and held-to-maturity securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2015 and 2014 is as follows:

	December 31, 2015				December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$312,282	$—	$(5,553)	$306,729	$388,713	$84	$(6,992)	$381,805
U.S. Government agencies	70,313	198	(275)	70,236	686,106	4,113	(21,903)	668,316
Municipal	105,702	3,249	(356)	108,595	234,951	5,318	(1,740)	238,529
Corporate notes:
Financial issuers	80,014	1,510	(1,481)	80,043	129,309	2,006	(1,557)	129,758
Other	1,500	4	(2)	1,502	3,766	55	—	3,821
Mortgage-backed: (1)
Mortgage-backed securities	1,069,680	3,834	(21,004)	1,052,510	271,129	5,448	(4,928)	271,649
Collateralized mortgage obligations	40,421	172	(506)	40,087	47,347	249	(535)	47,061
Equity securities	51,380	5,799	(493)	56,686	46,592	4,872	(325)	51,139
Total available-for-sale securities	$1,731,292	$14,766	$(29,670)	$1,716,388	$1,807,913	$22,145	$(37,980)	$1,792,078
Held-to-maturity securities
U.S. Government agencies	$687,302	$4	$(7,144)	$680,162	$—	$—	$—	$—
Municipal	197,524	867	(442)	197,949	—	—	—	—
Total held-to-maturity securities	$884,826	$871	$(7,586)	$878,111	$—	$—	$—	$—

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

In 2015, the Company transferred $862.7 million of investment securities with an unrealized loss of $14.4 million from the available-for-sale classification to the held-to-maturity classification. No investment securities were transferred from the available-for-sale classification to the held-to-maturity classification in 2014.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$306,729	$(5,553)	$—	$—	$306,729	$(5,553)
U.S. Government agencies	56,193	(192)	8,434	(83)	64,627	(275)
Municipal	24,673	(261)	3,680	(95)	28,353	(356)
Corporate notes:
Financial issuers	16,225	(266)	34,744	(1,215)	50,969	(1,481)
Other	998	(2)	—	—	998	(2)
Mortgage-backed:
Mortgage-backed securities	835,086	(15,753)	121,249	(5,251)	956,335	(21,004)
Collateralized mortgage obligations	12,782	(189)	9,196	(317)	21,978	(506)
Equity securities	4,896	(77)	8,485	(416)	13,381	(493)
Total available-for-sale securities	$1,257,582	$(22,293)	$185,788	$(7,377)	$1,443,370	$(29,670)
Held-to-maturity securities
U.S. Government agencies	$450,800	$(4,223)	$235,518	$(2,921)	$686,318	$(7,144)
Municipal	51,933	(282)	29,192	(160)	81,125	(442)
Total held-to-maturity securities	$502,733	$(4,505)	$264,710	$(3,081)	$767,443	$(7,586)

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$97,395	$(31)	$193,187	$(6,961)	$290,582	$(6,992)
U.S. Government agencies	13,164	(120)	459,035	(21,783)	472,199	(21,903)
Municipal	40,904	(315)	45,438	(1,425)	86,342	(1,740)
Corporate notes:
Financial issuers	1,311	(1)	57,624	(1,556)	58,935	(1,557)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	4,875	(60)	142,301	(4,868)	147,176	(4,928)
Collateralized mortgage obligations	13,198	(13)	14,828	(522)	28,026	(535)
Equity securities	—	—	9,462	(325)	9,462	(325)
Total available-for-sale securities	$170,847	$(540)	$921,875	$(37,440)	$1,092,722	$(37,980)
Held-to-maturity securities
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Municipal	—	—	—	—	—	—
Total held-to-maturity securities	$—	$—	$—	$—	$—	$—

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
The Company does not consider securities with unrealized losses at December 31, 2015 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily U.S. government agencies and mortgage-backed securities. Unrealized losses recognized on corporate notes and mortgage-backed securities are the result of increases in yields for similar types of securities which have a longer duration and maturity.
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
The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Realized gains	$658	$405	$434
Realized losses	(335)	(909)	(106)
Net realized gains	$323	$(504)	$328
Other than temporary impairment charges	—	—	(3,328)
Gains (losses) on available-for-sale securities, net	$323	$(504)	$(3,000)
Proceeds from sales of available-for-sale securities, net	$1,515,559	$852,330	$138,274

Net gains on available-for-sale securities resulted in income tax expense of $122,000 in 2015. Net losses on available-for-sale securities resulted in an income tax benefit included in income tax expense of $194,000 and $1.2 million in 2014 and 2013, respectively.
The amortized cost and fair value of securities as of December 31, 2015 and December 31, 2014, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$160,856	$160,756	$285,596	$285,889
Due in one to five years	166,550	166,468	172,647	172,885
Due in five to ten years	228,652	225,699	331,389	325,644
Due after ten years	13,753	14,182	653,213	637,811
Mortgage-backed	1,110,101	1,092,597	318,476	318,710
Equity securities	51,380	56,686	46,592	51,139
Total available-for-sale securities	$1,731,292	$1,716,388	$1,807,913	$1,792,078
Held-to-maturity securities
Due in one year or less	$—	$—	$—	$—
Due in one to five years	19,208	19,156	—	—
Due in five to ten years	96,454	96,091	—	—
Due after ten years	769,164	762,864	—	—
Total held-to-maturity securities	$884,826	$878,111	$—	$—
At December 31, 2015 and December 31, 2014, securities having a carrying value of $1.2 billion and $1.1 billion, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2015, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans
The following table shows the Company's loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Balance:
Commercial	$4,713,909	$3,924,394
Commercial real estate	5,529,289	4,505,753
Home equity	784,675	716,293
Residential real estate	607,451	483,542
Premium finance receivables—commercial	2,374,921	2,350,833
Premium finance receivables—life insurance	2,961,496	2,277,571
Consumer and other	146,376	151,012
Total loans, net of unearned income, excluding covered loans	$17,118,117	$14,409,398
Covered loans	148,673	226,709
Total loans, net of unearned income	$17,266,790	$14,636,107
Mix:
Commercial	27%	26%
Commercial real estate	32	31
Home equity	5	5
Residential real estate	3	3
Premium finance receivables—commercial	14	16
Premium finance receivables—life insurance	17	16
Consumer and other	1	1
Total loans, net of unearned income, excluding covered loans	99%	98%
Covered loans	1	2
Total loans, net of unearned income	100%	100%
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
Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $56.7 million and $46.9 million at December 31, 2015 and 2014, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition,” below.
Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(9.2) million and $330,000 at December 31, 2015 and 2014, respectively. The net credit balance at December 31, 2015 is primarily the result of purchase accounting adjustments related to the various acquisitions during 2015.
Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $3.8 billion and $3.6 billion at December 31, 2015 and 2014, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2015, approximately $3.2 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $579.2 million of pledged loans was used to secure potential borrowings at the Federal Reserve Bank discount window. At December 31, 2015 and 2014, the banks borrowed $859.9 million and $733.1 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 11 – Federal Home Loan Bank Advances for a summary of these borrowings.
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

Acquired Loan Information at Acquisition — PCI Loans
As part of our previous acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination (PCI loans) and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Bank acquisitions	$326,470	$271,260	$285,809	$227,229
Life insurance premium finance loans acquisition	372,738	368,292	399,665	393,479
The following table provides estimated details as of the date of acquisition on loans acquired in 2015 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	North Bank	CBWGE	Suburban	Delavan
Contractually required payments including interest	$8,563	$38,656	$95,804	$15,791
Less: Nonaccretable difference	1,027	4,437	13,888	1,442
Cash flows expected to be collected (1)	$7,536	$34,219	$81,916	$14,349
Less: Accretable yield	866	2,895	5,334	898
Fair value of PCI loans acquired	$6,670	$31,324	$76,582	$13,451

(1)	Represents undiscounted expected principal and interest cash at acquisition.
See Note 5 - Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at December 31, 2015.
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

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Accretable yield, beginning balance	$79,102	$115,909
Acquisitions	9,993	—
Accretable yield amortized to interest income	(24,115)	(36,956)
Accretable yield amortized to indemnification asset (1)	(13,495)	(30,691)
Reclassification from non-accretable difference (2)	7,390	35,967
Increases (decreases) in interest cash flows due to payments and changes in interest rates	5,027	(5,127)
Accretable yield, ending balance (3)	$63,902	$79,102

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of December 31, 2015, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $6.6 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income from acquired loans totaled $24.1 million and $37.0 million in 2015 and 2014, respectively.  These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(5) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans
The tables below show the aging of the Company’s loan portfolio at December 31, 2015 and 2014:

As of December 31, 2015 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$12,416	$6	$6,749	$12,930	$2,819,253	$2,851,354
Franchise	—	—	—	—	245,228	245,228
Mortgage warehouse lines of credit	—	—	—	—	222,806	222,806
Community Advantage — homeowners association	—	—	—	—	130,986	130,986
Aircraft	288	—	—	—	5,039	5,327
Asset-based lending	8	—	3,864	1,844	736,968	742,684
Tax exempt	—	—	—	—	267,273	267,273
Leases	—	535	748	4,192	220,599	226,074
Other	—	—	—	—	3,588	3,588
PCI - commercial (1)	—	892	—	2,510	15,187	18,589
Total commercial	$12,712	$1,433	$11,361	$21,476	$4,666,927	$4,713,909
Commercial real estate:
Residential construction	$273	$—	$—	$45	$70,063	$70,381
Commercial construction	33	—	1,371	1,600	285,275	288,279
Land	1,751	—	—	120	76,546	78,417
Office	4,619	—	764	3,817	853,801	863,001
Industrial	9,564	—	1,868	1,009	715,207	727,648
Retail	1,760	—	442	2,310	863,887	868,399
Multi-family	1,954	—	597	6,568	733,230	742,349
Mixed use and other	6,691	—	6,723	7,215	1,712,187	1,732,816
PCI - commercial real estate (1)	—	22,111	4,662	16,559	114,667	157,999
Total commercial real estate	$26,645	$22,111	$16,427	$39,243	$5,424,863	$5,529,289
Home equity	6,848	—	1,889	5,517	770,421	784,675
Residential real estate	12,043	—	1,964	3,824	586,154	603,985
PCI - residential real estate (1)	—	488	202	79	2,697	3,466
Premium finance receivables
Commercial insurance loans	14,561	10,294	6,624	21,656	2,321,786	2,374,921
Life insurance loans	—	—	3,432	11,140	2,578,632	2,593,204
PCI - life insurance loans (1)	—	—	—	—	368,292	368,292
Consumer and other	263	211	204	1,187	144,511	146,376
Total loans, net of unearned income, excluding covered loans	$73,072	$34,537	$42,103	$104,122	$16,864,283	$17,118,117
Covered loans	5,878	7,335	703	5,774	128,983	148,673
Total loans, net of unearned income	$78,950	$41,872	$42,806	$109,896	$16,993,266	$17,266,790

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4 - Loans for further discussion of these purchased loans.

As of December 31, 2014 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial and industrial	$9,132	$474	$3,161	$7,492	$2,194,221	$2,214,480
Franchise	—	—	308	1,219	250,673	252,200
Mortgage warehouse lines of credit	—	—	—	—	139,003	139,003
Community Advantage — homeowners association	—	—	—	—	106,364	106,364
Aircraft	—	—	—	—	8,065	8,065
Asset-based lending	25	—	1,375	2,394	802,608	806,402
Tax exempt	—	—	—	—	217,487	217,487
Leases	—	—	77	315	159,744	160,136
Other	—	—	—	—	11,034	11,034
PCI - commercial (1)	—	365	202	138	8,518	9,223
Total commercial	$9,157	$839	$5,123	$11,558	$3,897,717	$3,924,394
Commercial real estate
Residential construction	$—	$—	$250	$76	$38,370	$38,696
Commercial construction	230	—	—	2,023	185,513	187,766
Land	2,656	—	—	2,395	86,779	91,830
Office	7,288	—	2,621	1,374	694,149	705,432
Industrial	2,392	—	—	3,758	617,820	623,970
Retail	4,152	—	116	3,301	723,919	731,488
Multi-family	249	—	249	1,921	603,323	605,742
Mixed use and other	9,638	—	2,603	9,023	1,443,853	1,465,117
PCI - commercial real estate (1)	—	10,976	6,393	4,016	34,327	55,712
Total commercial real estate	$26,605	$10,976	$12,232	$27,887	$4,428,053	$4,505,753
Home equity	6,174	—	983	3,513	705,623	716,293
Residential real estate	15,502	—	267	6,315	459,224	481,308
PCI - residential real estate (1)	—	549	—	—	1,685	2,234
Premium finance receivables
Commercial insurance loans	12,705	7,665	5,995	17,328	2,307,140	2,350,833
Life insurance loans	—	—	13,084	339	1,870,669	1,884,092
PCI - life insurance loans (1)	—	—	—	—	393,479	393,479
Consumer and other	277	119	293	838	149,485	151,012
Total loans, net of unearned income, excluding covered loans	$70,420	$20,148	$37,977	$67,778	$14,213,075	$14,409,398
Covered loans	7,290	17,839	1,304	4,835	195,441	226,709
Total loans, net of unearned income	$77,710	$37,987	$39,281	$72,613	$14,408,516	$14,636,107

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at December 31, 2015 and 2014:

	Performing		Non-performing		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2015	2014	2015	2014	2015	2014
Loan Balances:
Commercial
Commercial and industrial	$2,838,932	$2,204,874	$12,422	$9,606	$2,851,354	$2,214,480
Franchise	245,228	252,200	—	—	245,228	252,200
Mortgage warehouse lines of credit	222,806	139,003	—	—	222,806	139,003
Community Advantage—homeowners association	130,986	106,364	—	—	130,986	106,364
Aircraft	5,039	8,065	288	—	5,327	8,065
Asset-based lending	742,676	806,377	8	25	742,684	806,402
Tax exempt	267,273	217,487	—	—	267,273	217,487
Leases	225,539	160,136	535	—	226,074	160,136
Other	3,588	11,034	—	—	3,588	11,034
PCI - commercial (1)	18,589	9,223	—	—	18,589	9,223
Total commercial	$4,700,656	$3,914,763	$13,253	$9,631	$4,713,909	$3,924,394
Commercial real estate
Residential construction	$70,108	$38,696	$273	$—	$70,381	$38,696
Commercial construction	288,246	187,536	33	230	288,279	187,766
Land	76,666	89,174	1,751	2,656	78,417	91,830
Office	858,382	698,144	4,619	7,288	863,001	705,432
Industrial	718,084	621,578	9,564	2,392	727,648	623,970
Retail	866,639	727,336	1,760	4,152	868,399	731,488
Multi-family	740,395	605,493	1,954	249	742,349	605,742
Mixed use and other	1,726,125	1,455,479	6,691	9,638	1,732,816	1,465,117
PCI - commercial real estate (1)	157,999	55,712	—	—	157,999	55,712
Total commercial real estate	$5,502,644	$4,479,148	$26,645	$26,605	$5,529,289	$4,505,753
Home equity	777,827	710,119	6,848	6,174	784,675	716,293
Residential real estate	591,942	465,806	12,043	15,502	603,985	481,308
PCI - residential real estate (1)	3,466	2,234	—	—	3,466	2,234
Premium finance receivables
Commercial insurance loans	2,350,066	2,330,463	24,855	20,370	2,374,921	2,350,833
Life insurance loans	2,593,204	1,884,092	—	—	2,593,204	1,884,092
PCI - life insurance loans (1)	368,292	393,479	—	—	368,292	393,479
Consumer and other	145,963	150,617	413	395	146,376	151,012
Total loans, net of unearned income, excluding covered loans	$17,034,060	$14,330,721	$84,057	$78,677	$17,118,117	$14,409,398

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 4 - Loans for further discussion of these purchased loans.

A summary of the activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the years ended December 31, 2015 and 2014 is as follows:

Year Ended December 31, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Other adjustments	(51)	(419)	—	(125)	(142)	—	(737)
Reclassification to/from allowance for unfunded lending-related commitments	—	(138)	—	—	—	—	(138)
Charge-offs	(4,253)	(6,543)	(4,227)	(2,903)	(7,060)	(521)	(25,507)
Recoveries	1,432	2,840	312	283	1,304	159	6,330
Provision for credit losses	7,308	12,485	3,427	3,261	6,618	648	33,747
Allowance for loan losses at period end	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Allowance for unfunded lending-related commitments at period end	—	949	—	—	—	—	949
Allowance for credit losses at period end	$36,135	$44,707	$12,012	$4,734	$7,233	$1,528	$106,349
Individually evaluated for impairment	2,026	3,733	333	316	—	10	6,418
Collectively evaluated for impairment	34,025	40,625	11,679	4,416	7,233	1,518	99,496
Loans acquired with deteriorated credit quality	84	349	—	2	—	—	435
Loans at period end
Individually evaluated for impairment	$18,789	$59,871	$6,847	$16,522	$—	$392	$102,421
Collectively evaluated for impairment	4,676,531	5,311,419	777,828	587,463	4,968,125	144,640	16,466,006
Loans acquired with deteriorated credit quality	18,589	157,999	—	3,466	368,292	1,344	549,690

Year Ended December 31, 2014 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$23,092	$48,658	$12,611	$5,108	$5,583	$1,870	$96,922
Other adjustments	(83)	(665)	(3)	(9)	(64)	—	(824)
Reclassification to/from allowance for unfunded lending-related commitments	—	(56)	—	—	—	—	(56)
Charge-offs	(4,153)	(15,788)	(3,895)	(1,750)	(5,726)	(792)	(32,104)
Recoveries	1,198	1,334	535	335	1,150	326	4,878
Provision for credit losses	11,645	2,050	3,252	534	5,570	(162)	22,889
Allowance for loan losses at period end	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Allowance for unfunded lending-related commitments at period end	—	775	—	—	—	—	775
Allowance for credit losses at period end	$31,699	$36,308	$12,500	$4,218	$6,513	$1,242	$92,480
Individually evaluated for impairment	1,936	3,260	475	632	—	26	6,329
Collectively evaluated for impairment	29,763	32,960	12,025	3,482	6,513	1,197	85,940
Loans acquired with deteriorated credit quality	—	88	—	104	—	19	211
Loans at period end
Individually evaluated for impairment	$16,326	$87,225	$6,399	$18,365	$—	$372	$128,687
Collectively evaluated for impairment	3,898,845	4,362,816	709,894	462,943	4,234,925	150,640	13,820,063
Loans acquired with deteriorated credit quality	9,223	55,712	—	2,234	393,479	—	460,648

A summary of activity in the allowance for covered loan losses for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended
	December 31,	December 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$2,131	$10,092
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(5,350)	(11,762)
Benefit attributable to FDIC loss share agreements	4,545	9,410
Net provision for covered loan losses	$(805)	$(2,352)
(Decrease) increase in FDIC indemnification asset	(4,545)	(9,410)
Loans charged-off	(827)	(5,521)
Recoveries of loans charged-off	7,072	9,322
Net recoveries (charge-offs)	$6,245	$3,801
Balance at end of period	$3,026	$2,131
In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the FDIC loss share asset or reduce any FDIC loss share liability. The allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses is reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the FDIC loss share asset or increase any FDIC loss share liability. Additions to expected losses will require an increase to the allowance for loan losses, and a corresponding increase to the FDIC loss share asset or reduction to any FDIC loss share liability. See "FDIC-Assisted Transactions" within Note 7 - Business Combinations for more detail.
Impaired Loans
A summary of impaired loans, including TDRs, at December 31, 2015 and 2014 is as follows:

(Dollars in thousands)	2015	2014
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$49,961	$69,487
Impaired loans with no allowance for loan loss required	51,294	57,925
Total impaired loans (2)	$101,255	$127,412
Allowance for loan losses related to impaired loans	$6,380	$6,270
TDRs	51,853	82,275
Reduction of interest income from non-accrual loans	3,006	2,222
Interest income recognized on impaired loans	6,198	7,190

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2015 and 2014:

	As of			For the Year Ended
December 31, 2015 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,754	$12,498	$2,012	$10,123	$792
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land	4,929	8,711	41	5,127	547
Office	5,050	6,051	632	5,394	314
Industrial	8,413	9,105	1,943	10,590	565
Retail	8,527	9,230	343	8,596	386
Multi-family	370	370	202	372	25
Mixed use and other	7,590	7,708	570	7,681	328
Home equity	423	435	333	351	16
Residential real estate	4,710	4,799	294	4,618	182
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	195	220	10	216	12
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$8,274	$9,537	$—	$9,510	$494
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	288	378	—	375	27
Asset-based lending	8	1,570	—	5	88
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	2,296	2,296	—	2,300	112
Commercial construction	32	33	—	16	1
Land	888	2,373	—	929	90
Office	3,500	4,484	—	3,613	237
Industrial	2,217	2,426	—	2,286	188
Retail	2,757	2,925	—	2,897	129
Multi-family	2,344	2,807	—	2,390	117
Mixed use and other	10,510	14,060	—	11,939	624
Home equity	6,424	7,987	—	5,738	288
Residential real estate	11,559	13,979	—	11,903	624
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	197	267	—	201	12
Total loans, net of unearned income, excluding covered loans	$101,255	$124,249	$6,380	$107,170	$6,198

	As of			For the Year Ended
December 31, 2014 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial and industrial	$9,989	$10,785	$1,915	$10,784	$539
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	—	—	—	—	—
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	—	—	—	—	—
Land	5,011	8,626	43	5,933	544
Office	11,038	12,863	305	11,567	576
Industrial	195	277	15	214	13
Retail	11,045	14,566	487	12,116	606
Multi-family	2,808	3,321	158	2,839	145
Mixed use and other	21,777	24,076	2,240	21,483	1,017
Home equity	1,946	2,055	475	1,995	80
Residential real estate	5,467	5,600	606	5,399	241
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	211	213	26	214	10
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial and industrial	$5,797	$8,862	$—	$6,664	$595
Franchise	—	—	—	—	—
Mortgage warehouse lines of credit	—	—	—	—	—
Community Advantage—homeowners association	—	—	—	—	—
Aircraft	—	—	—	—	—
Asset-based lending	25	1,952	—	87	100
Tax exempt	—	—	—	—	—
Leases	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Residential construction	—	—	—	—	—
Commercial construction	2,875	3,085	—	3,183	151
Land	10,210	10,941	—	10,268	430
Office	4,132	5,020	—	4,445	216
Industrial	4,160	4,498	—	3,807	286
Retail	5,487	7,470	—	6,915	330
Multi-family	—	—	—	—	—
Mixed use and other	7,985	8,804	—	9,533	449
Home equity	4,453	6,172	—	4,666	256
Residential real estate	12,640	14,334	—	12,682	595
Premium finance receivables
Commercial insurance	—	—	—	—	—
Life insurance	—	—	—	—	—
PCI - life insurance	—	—	—	—	—
Consumer and other	161	222	—	173	11
Total loans, net of unearned income, excluding covered loans	$127,412	$153,742	$6,270	$134,967	$7,190

Average recorded investment in impaired loans for the years ended December 31, 2015, 2014, and 2013 were $107.2 million, $135.0 million, and $170.7 million, respectively. Interest income recognized on impaired loans was $6.2 million, $7.2 million, and $8.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

TDRs
At December 31, 2015, the Company had $51.9 million in loans modified in TDRs. The $51.9 million in TDRs represents 102 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.
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
Each TDR was reviewed for impairment at December 31, 2015 and approximately $1.8 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans. For the year ended December 31, 2015 and 2014, the Company recorded $573,000 and $724,000, respectively, in interest income representing this decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at December 31, 2015, the Company had $14.2 million of foreclosed residential real estate properties included within OREO.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2015, 2014, and 2013, which represent TDRs:

Year ended December 31, 2015	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	169	1	169	—	—	1	169	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	2	201	2	201	—	—	2	201	—	—
Residential real estate and other	9	1,664	9	1,664	5	674	1	50	—	—
Total loans	12	$2,034	12	$2,034	5	$674	4	$420	—	$—

Year ended December 31, 2014	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	2	$1,549	1	$88	1	$1,461	2	$1,549	—	$—
Commercial real estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	2	1,510	2	1,510	—	—	—	—	—	—
Industrial	2	1,763	2	1,763	1	685	1	1,078	—	—
Retail	1	202	1	202	—	—	—	—	—	—
Multi-family	1	181	—	—	1	181	—	—	—	—
Mixed use and other	7	4,926	3	2,837	7	4,926	1	1,273	—	—
Residential real estate and other	6	1,836	5	1,625	4	1,138	1	220	—	—
Total loans	21	$11,967	14	$8,025	14	$8,391	5	$4,120	—	$—

Year ended December 31, 2013	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	6	$708	5	$573	4	$553	2	$185	—	$—
Commercial real estate
Commercial construction	3	6,120	3	6,120	—	—	3	6,120	—	—
Land	3	2,639	3	2,639	2	287	—	—	1	73
Office	4	4,021	4	4,021	1	556	—	—	—	—
Industrial	1	949	1	949	1	949	—	—	—	—
Retail	1	200	1	200	1	200	—	—	—	—
Multi-family	1	705	1	705	1	705	—	—	—	—
Mixed use and other	6	5,042	6	5,042	5	4,947	1	932	—	—
Residential real estate and other	10	2,296	6	1,613	7	931	2	234	1	1,000
Total loans	35	$22,680	30	$21,862	22	$9,128	8	$7,471	2	$1,073

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.
During the year ended December 31, 2015, $2.0 million, or 12 loans, were determined to be TDRs, compared to $12.0 million, or 21 loans, and $22.7 million, or 35 loans, in the years ended 2014 and 2013, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 45 months in 2015 compared to 19 months in 2014 and 18 months in 2013. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 358 basis points, 170 basis points and 184 basis points during the years ended December 31, 2015, 2014, and 2013, respectively. Interest-only payment terms were approximately 17 months during the year ended 2015 compared to seven months and 11 months for the years ended 2014 and 2013, respectively. Additionally, no principal balances were forgiven during 2015 and 2014, compared to $1.0 million forgiven during 2013.
The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2015, 2014, and 2013, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2015				Year Ended December 31, 2014				Year Ended December 31, 2013
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial and industrial	—	$—	—	$—	2	$1,549	1	$88	6	$708	1	$20
Commercial real-estate
Commercial construction	—	—	—	—	—	—	—	—	3	6,120	—	—
Land	—	—	—	—	—	—	—	—	3	2,639	1	215
Office	—	—	—	—	2	1,510	—	—	4	4,021	1	1,648
Industrial	1	169	—	—	2	1,763	1	1,078	1	949	—	—
Retail	—	—	—	—	1	202	—	—	1	200	—	—
Multi-family	—	—	—	—	1	181	1	181	1	705	1	705
Mixed use and other	2	201	2	201	7	4,926	2	569	6	5,042	1	95
Residential real estate and other	9	1,664	4	568	6	1,836	1	211	10	2,296	—	—
Total loans	12	$2,034	6	$769	21	$11,967	6	$2,127	35	$22,680	5	$2,683

(1)	Total TDRs represent all loans restructured in TDRs during the year indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(6) Mortgage Servicing Rights
Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ending December 31, 2015, 2014 and 2013:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2015	2014	2013
Balance at beginning of year	$8,435	$8,946	$6,750
Additions from loans sold with servicing retained	1,759	213	523
Additions from acquisitions	—	704	—
Estimate of changes in fair value due to:
Payoffs and paydowns	(1,315)	(976)	(941)
Changes in valuation inputs or assumptions	213	(452)	2,614
Fair value at end of year	$9,092	$8,435	$8,946
Unpaid principal balance of mortgage loans serviced for others	$939,819	$877,899	$961,619
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
The Company uses a third party to assist in the valuation of a portion of MSRs. Fair values are determined by using a discounted cash flow model that incorporates the objective characteristics of the portfolio as well as subjective valuation parameters that purchasers of servicing would apply to such portfolios sold into the secondary market. The subjective factors include loan prepayment speeds, interest rates, servicing costs and other economic factors.

(7) Business Combinations

Non-FDIC Assisted Bank Acquisitions
On July 24, 2015, the Company acquired CFIS. CFIS was the parent company of CBWGE, which had four banking locations. CBWGE was merged into Wheaton Bank. The Company acquired assets with a fair value of approximately $350.5 million, including approximately $159.5 million of loans, and assumed deposits with a fair value of approximately $290.0 million. Additionally, the Company recorded goodwill of $27.6 million on the acquisition.

On July 17, 2015, the Company acquired Suburban. Suburban was the parent company of SBT, which operated ten banking locations. SBT was merged into Hinsdale Bank. The Company acquired assets with a fair value of approximately $494.7 million, including approximately $257.8 million of loans, and assumed deposits with a fair value of approximately $416.7 million. Additionally, the Company recorded goodwill of $18.8 million on the acquisition.

On July 1, 2015, the Company, through its wholly-owned subsidiary Wintrust Bank, acquired North Bank, which had two banking locations. The Company acquired assets with a fair value of $117.9 million, including approximately $51.6 million of loans, and assumed deposits with a fair value of approximately $101.0 million. Additionally, the Company recorded goodwill of $6.7 million on the acquisition.

On January 16, 2015, the Company acquired Delavan. Delavan was the parent company of Community Bank CBD, which had four banking locations. Community Bank CBD was merged into the Company's wholly-owned subsidiary Town Bank. The Company acquired assets with a fair value of approximately $224.1 million, including approximately $128.0 million of loans, and assumed liabilities with a fair value of approximately $186.4 million, including approximately $170.2 million of deposits. Additionally the Company recorded goodwill of $16.8 million on the acquisition.

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

FDIC Assisted Bank Acquisitions

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
The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets and require the Company to record loss share assets and liabilities that are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities are recorded as FDIC indemnification assets and other liabilities, respectively, on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets and, if necessary, increase any loss share liability when necessary reductions exceed the current value of the FDIC indemnification assets. In accordance with the clawback provision noted above, the Company may be required to reimburse the FDIC when actual losses are less than certain thresholds established for each loss share agreement. The balance of these estimated reimbursements in accordance with clawback provisions and any related amortization are adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition, estimated reimbursements from clawback provisions are recorded as a reduction to the FDIC indemnification asset or, if necessary, an increase to the loss share liability, which is included within accrued interest payable and other liabilities. Although these assets are contractual receivables from the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in recognition of an allowance for covered loan losses, will increase the FDIC indemnification asset. The corresponding amortization is recorded as a component of non-interest income on the Consolidated Statements of Income.
The following table summarizes the activity in the Company’s FDIC loss share asset (liability) during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Balance at beginning of period	$11,846	$85,672
Additions from acquisitions	—	—
Additions from reimbursable expenses	3,805	6,490
Amortization	(3,282)	(5,763)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(16,610)	(54,554)
Payments received from the FDIC	(1,859)	(19,999)
Balance at end of period	$(6,100)	$11,846

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
See Note 4 — Loans, for more information on loans acquired with evidence of credit quality deterioration since origination.
(8) Goodwill and Other Intangible Assets
A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2015	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2015
Community banking	$331,752	$69,860	$—	$—	$401,612
Specialty finance	41,768	—	—	(3,733)	38,035
Wealth management	32,114	—	—	—	32,114
Total	$405,634	$69,860	$—	$(3,733)	$471,761
The community banking segment's goodwill increased $69.9 million in 2015 as a result of the acquisitions of Delavan, Suburban, North Bank and CFIS. The specialty finance segment's goodwill decreased $3.7 million in 2015 as a result of foreign currency translation adjustments related to the Canadian acquisitions.
A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2015 is as follows:

	December 31,
(Dollars in thousands)	2015	2014
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$34,841	$29,379
Accumulated amortization	(17,382)	(17,879)
Net carrying amount	$17,459	$11,500
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800
Accumulated amortization	(1,052)	(941)
Net carrying amount	$748	$859
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940
Accumulated amortization	(1,938)	(1,488)
Net carrying amount	$6,002	$6,452
Total other intangible assets, net	$24,209	$18,811

Estimated amortization
Estimated—2016	$4,668
Estimated—2017	3,876
Estimated—2018	3,371
Estimated—2019	2,855
Estimated—2020	2,318
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

Total amortization expense associated with finite-lived intangibles in 2015, 2014 and 2013 was $4.6 million, $4.7 million and $4.6 million, respectively.
(9) Premises and Equipment, Net
A summary of premises and equipment at December 31, 2015 and 2014 is as follows:

	December 31,
(Dollars in thousands)	2015	2014
Land	$134,030	$128,766
Buildings and leasehold improvements	506,977	470,636
Furniture, equipment, and computer software	173,330	160,659
Construction in progress	12,610	5,737
	$826,947	$765,798
Less: Accumulated depreciation and amortization	234,691	210,570
Total premises and equipment, net	$592,256	$555,228
Depreciation and amortization expense related to premises and equipment totaled $31.1 million in 2015, $28.1 million in 2014 and $26.0 million in 2013.

(10) Deposits
The following is a summary of deposits at December 31, 2015 and 2014:

(Dollars in thousands)	2015	2014
Balance:
Non-interest bearing	$4,836,420	$3,518,685
NOW and interest bearing demand deposits	2,390,217	2,236,089
Wealth management deposits	1,643,653	1,226,916
Money market	4,041,300	3,651,467
Savings	1,723,367	1,508,877
Time certificates of deposit	4,004,677	4,139,810
Total deposits	$18,639,634	$16,281,844
Mix:
Non-interest bearing	26%	22%
NOW and interest bearing demand deposits	13	14
Wealth management deposits	9	8
Money market	22	22
Savings	9	9
Time certificates of deposit	21	25
Total deposits	100%	100%
Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of WHI, trust and asset management customers of CTC and brokerage customers from unaffiliated companies.

The scheduled maturities of time certificates of deposit at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014
Due within one year	$2,851,153	$2,722,029
Due in one to two years	846,107	1,009,936
Due in two to three years	148,199	247,418
Due in three to four years	85,169	86,884
Due in four to five years	73,440	69,360
Due after five years	609	4,183
Total time certificate of deposits	$4,004,677	$4,139,810
The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2015 and 2014:

(Dollars in thousands)	2015	2014
Maturing within three months	$535,459	$612,936
After three but within six months	434,591	466,203
After six but within 12 months	900,156	711,361
After 12 months	709,376	925,921
Total	$2,579,582	$2,716,421
Time deposits in denominations of $250,000 or more were $1.3 billion and $1.5 billion at December 31, 2015 and 2014, respectively.
(11) Federal Home Loan Bank Advances
A summary of the outstanding FHLB advances at December 31, 2015 and 2014, is as follows:

(Dollars in thousands)	2015	2014
0.13% advance due January 2015	$—	$405,550
0.72% advance due February 2015	—	141,000
0.73% advance due February 2015	—	5,000
0.16% advance due January 2016	331,100	—
0.19% advance due January 2016	68,000	—
0.99% advance due February 2016	26,500	26,500
1.25% advance due February 2017	25,000	25,000
3.47% advance due November 2017	10,000	10,000
0.89% advance due December 2017	90,000	—
1.49% advance due February 2018	95,000	95,000
1.31% advance due August 2018	94,597	—
1.89% advance due August 2020	94,679	—
4.18% advance due February 2022	25,000	25,000
Total Federal Home Loan Bank advances	$859,876	$733,050

Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $931.0 million at December 31, 2015.

FHLB advances are stated at par value of the debt adjusted for unamortized fair value adjustments recorded in connection with advances acquired through acquisitions. Prepayment fees paid at the time of restructurings of FHLB advances are classified in other assets on the Consolidated Statements of Condition and are amortized as an adjustment to interest expense using the effective interest method.
Approximately $35.0 million of the FHLB advances outstanding at December 31, 2015, have varying put dates in February 2016. At December 31, 2015, the weighted average contractual interest rate on FHLB advances was 0.92%.

(12) Subordinated Notes
At December 31, 2015 and December 31, 2014, the Company had outstanding subordinated notes totaling $140.0 million. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024. Previously, the Company borrowed $75.0 million under three separate $25.0 million subordinated note agreements. Each subordinated note required annual principal payments of $5.0 million beginning in the sixth year of the note and had a term of ten years. The interest rate on each subordinated note was calculated at a rate equal to LIBOR plus 130 basis points. In 2013, the only remaining subordinated note with a balance of $10.0 million was paid off prior to maturity.
In connection with the issuance of subordinated notes in 2014, the Company incurred costs totaling $1.3 million. These costs are included in other assets and will be amortized to interest expense using a method that approximates the effective interest method. At December 31, 2015, the unamortized balances of these costs were approximately $1.1 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.
(13) Other Borrowings
The following is a summary of other borrowings at December 31, 2015 and 2014:

(Dollars in thousands)	2015	2014
Notes payable	$67,500	$—
Short-term borrowings	63,887	48,566
Other	19,017	18,822
Secured borrowings	115,615	129,077
Total other borrowings	$266,019	$196,465
Notes Payable
At December 31, 2015, notes payable represented a $67.5 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014. The agreement consists of the Term Facility and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At December 31, 2015, the Company had an outstanding balance of $67.5 million compared to no outstanding balance at December 31, 2014 under the Term Facility. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At December 31, 2015 and 2014, the Company had no outstanding balance under the Revolving Credit Facility. In December 2015, the Company amended the loan agreement, effectively extending the maturity date on the Revolving Credit Facility from December 14, 2015 to December 12, 2016.
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

In prior periods, the Company has had a $101.0 million loan agreement with unaffiliated banks dated as of October 30, 2009, which had been amended at least annually between 2009 and 2014. The agreement consisted of a $100.0 million revolving credit facility, maturing on October 25, 2013, and a $1.0 million term loan maturing on June 1, 2015. In 2013, the Company repaid and terminated the $1.0 million term loan, and amended the agreement, effectively extending the maturity date on the revolving credit facility from October 25, 2013 to November 6, 2014. The agreement was also amended in 2014 effectively extending the term to December 15, 2014 at which time the agreement matured. At December 31, 2014, no amount was outstanding on the $100.0 million revolving credit facility.

Borrowings under the agreements are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2015, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $63.9 million and $48.6 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, securities sold under repurchase agreements represent $58.9 million and $48.6 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. During 2014, additional short-term borrowings from banks and brokers totaling $180.0 million were paid off. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2015, the Company had pledged securities related to its customer balances in sweep accounts of $88.2 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition. The following is a summary of these securities pledged as of December 31, 2015 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Treasury	$26,315
Municipal	824
Corporate notes:
Financial issuers	11,884
Mortgage-backed securities	18,089
Held-to-maturity securities pledged
U.S. Government agencies	29,448
Municipal	1,604
Total collateral pledged	$88,164
Excess collateral	29,277
Securities sold under repurchase agreements	$58,887
Other Borrowings
Other borrowings at December 31, 2015 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-rate Promissory Note") related to and secured by an office building owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At December 31, 2015, the Fixed-rate Promissory Note had an outstanding balance of $18.3 million compared to $18.8 million at December 31, 2014. Under the Fixed-rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017. At December 31, 2015, the non-recourse notes related to certain capital leases totaled $732,000.
Junior subordinated amortizing notes issued by the Company in connection with the issuance of the TEU's in December 2010 were paid off in 2013. At issuance, the junior subordinated notes were recorded at their initial principal balance of $44.7 million, net of issuance costs. These notes had a stated interest rate of 9.5% and required quarterly principal and interest payments of $4.3 million, with an initial payment of $4.6 million that was paid on March 15, 2011. The issuance costs were being amortized to interest expense using the effective-interest method. The final installment payment on the notes was made as scheduled on December 15, 2013. See Note 22 — Shareholders’ Equity for further discussion of the TEUs.

Secured Borrowings
In December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s

Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. At December 31, 2015, the translated balance of the secured borrowing totaled $115.6 million compared to $129.1 million at December 31, 2014. Additionally, the interest rate under the Receivables Purchase Agreement at December 31, 2015 was 1.4452%.

(14) Junior Subordinated Debentures
As of December 31, 2015, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long- term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.
The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.
The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2015 and 2014. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2015		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2015	2014			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	3.57%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	3.41	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	3.21	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.46	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	40,000	41,238	41,238	L+1.45	2.06	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	2.14	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.33	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.33	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	3.61	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	—	L+1.75	2.26	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	—	L+1.62	2.13	06/2007	09/2037	06/2012
Total			$268,566	$249,493		2.68%
The junior subordinated debentures totaled $268.6 million and $249.5 million at December 31, 2015 and 2014, respectively.
The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At December 31, 2015, the weighted average contractual interest rate on the junior subordinated debentures was 2.68%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. Two of these interest rate caps, which were purchased in 2013 with an aggregate notional amount of $90 million, replaced two interest swaps that matured in September 2013. The hedge-adjusted rate on the junior subordinated debentures as of December 31, 2015, was 3.34%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.
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

Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. At December 31, 2014, all of the junior subordinated debentures, net of the common securities, were included in the Company's Tier 1 regulatory capital. In 2015, a portion of these junior subordinated debentures still qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At December 31, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively.

(15) Minimum Lease Commitments
The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases were $15.7 million in 2015, $10.5 million in 2014, and $9.1 million in 2013. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $7.7 million, $6.9 million and $7.0 million, in 2015, 2014 and 2013, respectively. The approximate minimum annual gross rental payments and gross rental receipts under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2015, are as follows (in thousands):

	Payments	Receipts
2016	$10,515	$5,163
2017	10,139	3,946
2018	9,725	2,688
2019	8,824	1,729
2020	9,516	1,214
2021 and thereafter	114,513	1,058
Total minimum future amounts	$163,232	$15,798
(16) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current income taxes:
Federal	$62,584	$75,945	$67,449
State	9,417	10,397	16,046
Foreign	(39)	4,566	2,196
Total current income taxes	$71,962	$90,908	$85,691
Deferred income taxes:
Federal	$15,550	$466	$1,813
State	5,962	6,113	(114)
Foreign	1,542	(2,454)	(160)
Total deferred income taxes	$23,054	$4,125	$1,539
Total income tax expense	$95,016	$95,033	$87,230

The Company's income before income taxes in 2015, 2014 and 2013 includes $3.9 million, $3.8 million and $4.3 million, respectively, of foreign income attributable to its Canadian subsidiary.
The tax effect of fair value adjustments on securities available-for-sale and derivative instruments in cash flow hedges are recorded directly to shareholders' equity as part of other comprehensive income (loss) and are reflected on the Consolidated Statements of Comprehensive Income. In addition, tax expense of $1.9 million, $594,000, and $831,000 in 2015, 2014 and 2013, respectively, related to the exercise and expiration of certain stock options and vesting and issuance of restricted shares and performance stock awards pursuant to the Stock Incentive Plans and the issuance of shares pursuant to the Directors Deferred Fee and Stock Plan, was recorded directly to shareholders’ equity.
A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Income tax expense based upon the Federal statutory rate on income before income taxes	$88,118	$86,251	$78,554
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(2,878)	(1,936)	(1,423)
State taxes, net of federal tax benefit	9,996	10,731	10,355
Income earned on bank owned life insurance	(1,562)	(896)	(1,157)
Non-deductible compensation costs	528	561	654
Meals, entertainment and related expenses	1,283	1,026	993
Foreign subsidiary, net	148	775	588
Tax benefits related to tax credit investments	(778)	(1,498)	(1,553)
Other, net	161	19	219
Income tax expense	$95,016	$95,033	$87,230

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for credit losses	$39,561	$35,455
Deferred compensation	25,492	19,349
Covered assets	17,754	18,246
Stock-based compensation	9,760	10,735
Other real estate owned	7,610	7,546
Foreign net operating loss carryforward	6,616	2,521
Federal net operating loss carryforward	4,705	2,108
AMT credit carryforward	1,498	1,177
Foreign tax credit carryforward	—	302
Nonaccrued interest	1,603	1,329
Mortgage banking recourse obligation	1,565	1,206
Discount on purchased loans	749	—
Net unrealized losses on securities included in other comprehensive income	11,476	6,242
Net unrealized losses on derivatives included in other comprehensive income	1,386	1,601
Other	3,361	3,523
Total gross deferred tax assets	133,136	111,340
Deferred tax liabilities:
Premises and equipment	33,423	35,902
Equipment leasing	15,089	—
Goodwill and intangible assets	8,198	3,501
Fair value adjustments on loans	6,086	9,444
Deferred loan fees and costs	6,045	4,927
Capitalized servicing rights	3,330	3,037
FHLB stock dividends	904	1,416
Discount on purchased loans	—	11,324
Other	5,874	5,625
Total gross deferred liabilities	78,949	75,176
Net deferred tax assets	$54,187	$36,164

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2015 because it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.
The Company has a Federal AMT credit carryforward of $1.5 million which has no expiration date and a Federal NOL carryforward of $13.4 million that begins to expire in 2028 through 2034 and is subject to Internal Revenue Code Section 382 annual limitation. These credit and loss carryforwards were a result of acquisitions made in 2012, 2013 and 2015. The Company has a Foreign NOL carryforward of $25.1 million that begins to expire in 2034 through 2035. Management believes it is more likely than not that it will be able to fully utilize the Federal and Foreign NOLs and tax credits in future tax years.

The Company is required to record a liability (or a reduction of an asset) for the uncertainty associated with certain tax positions. This liability, if any, reflects the fact that the Company has not recognized the benefit associated with the tax position. The Company had no unrecognized tax benefits at December 31, 2014 and it did not have increases or decreases in unrecognized tax benefits during 2015 and does not have any tax positions for which unrecognized tax benefits must be recorded at December 31, 2015. In addition, for the year ended December 31, 2015, the Company has no interest or penalties relating to income tax positions recognized in the income statement or in the balance sheet. If the Company were to record interest and penalties associated with uncertain tax positions or as a result of an audit by a tax jurisdiction, the interest and penalties would be included in income tax expense. The Company does not believe it is reasonably possible that unrecognized tax benefits will significantly change in the next 12 months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company's U.S. federal income tax returns are open and subject to audit for the 2012 tax return year forward, and in general, the Company's state income tax returns are open and subject to audit from the 2012 tax return year forward, subject to individual state statutes of limitation. The Company's Canadian subsidiary's Canadian income tax returns are also subject to audit for the 2012 tax return year forward.

(17) Stock Compensation Plans and Other Employee Benefit Plans
Stock Incentive Plan
In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”), which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Outstanding awards under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan will be made pursuant to the 2015 Plan. As of December 31, 2015, approximately 5.6 million shares were available for future grants (assuming the maximum number of shares are issued for the performance awards outstanding.) The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.
The Plans permit the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted share or unit awards, performance based awards settled in shares of common stock and other incentive awards based in whole or in part by reference to the Company’s stock price. The Company historically awarded stock-based compensation in the form of time-vested nonqualified stock options and time-vested restricted share unit awards (“restricted shares”). In general, the grants of options provide for the purchase shares of the Company’s common stock at the fair market value of the stock on the date the options are granted. Options under the 2015 Plan and the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of 10 years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.
Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested nonqualified stock options and performance-based stock and cash awards. Stock options granted under the LTIP have a term of sevenyears and will generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 150% (for awards granted in 2015) or 200% (for awards granted prior to 2015) of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to shares of common stock at no cost.
Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested and issued. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.
Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Options granted in 2013, 2014 and 2015, were primarily granted as LTIP awards. The expected life of the options granted pursuant to the LTIP awards is based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ending December 31, 2015, 2014 and 2013:

	2015	2014	2013
Expected dividend yield	0.9%	0.5%	0.5%
Expected volatility	26.5%	29.8%	59.0%
Risk-free rate	1.3%	0.8%	1.0%
Expected option life (in years)	4.5	4.5	4.5
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
Stock-based compensation expense recognized in the Consolidated Statements of Income was $9.7 million, $10.1 million and $6.7 million and the related tax benefits were $3.8 million, $4.0 million and $2.5 million in 2015, 2014 and 2013, respectively. The 2014 stock-based compensation expense includes a $2.1 million charge for a modification to the performance measurement criteria related to the 2011 LTIP performance-based stock grants that were vested and paid out in the first quarter of 2014. The cost of the modification was determined based on the stock price on the date of re-measurement and paid to the holders of the performance-based stock awards in cash.

A summary of the Plans’ stock option activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2013	1,745,427	$42.31
Granted	236,120	38.01
Exercised	(371,826)	40.46
Forfeited or canceled	(85,049)	44.12
Outstanding at December 31, 2013	1,524,672	$42.00	2.6	$11,021
Exercisable at December 31, 2013	1,097,836	$44.82	1.5	$6,165
Outstanding at January 1, 2014	1,524,672	$42.00
Granted	447,153	46.38
Exercised	(176,009)	33.32
Forfeited or canceled	(177,390)	52.55
Outstanding at December 31, 2014	1,618,426	$43.00	3.5	$9,303
Exercisable at December 31, 2014	941,741	$43.35	2.0	$6,392
Outstanding at January 1, 2015	1,618,426	$43.00
Granted	502,517	44.36
Options outstanding in acquired plans	16,364	21.18
Exercised	(273,411)	42.82
Forfeited or canceled	(312,162)	52.53
Outstanding at December 31, 2015	1,551,734	$41.32	4.4	$11,433
Exercisable at December 31, 2015	720,580	$37.64	3.1	$8,045
Vested or expected to vest at December 31, 2015	1,534,045	$41.28	4.4	$11,371

(1)	Represents the weighted average contractual remaining life in years.

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

The weighted average per share grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $9.72, $11.52 and $17.49, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $2.5 million, $2.3 million and $1.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $985,000, $900,000 and $485,000 for 2015, 2014 and 2013, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2015, 2014 and 2013 was $11.7 million, $5.9 million and $15.0 million, respectively.
A summary of the Plans’ restricted share activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	146,112	$47.45	181,522	$43.39	314,226	$37.99
Granted	27,165	48.17	31,463	45.00	16,932	42.14
Vested and issued	(29,018)	39.33	(60,121)	34.98	(144,860)	31.83
Forfeited	(6,666)	40.76	(6,752)	37.95	(4,776)	33.93
Outstanding at end of year	137,593	$49.63	146,112	$47.45	181,522	$43.39
Vested, but not issuable at end of year	85,000	$51.88	85,000	$51.88	85,000	$51.88

A summary of the 2007 Plan’s performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015		2014		2013
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	295,679	$38.18	307,512	$34.01	214,565	$32.08
Granted	106,017	44.35	93,535	46.86	106,268	37.90
Expired, canceled or forfeited	(46,573)	35.51	(89,424)	33.78	(13,321)	34.00
Vested and issued	(78,590)	31.10	(15,944)	33.25	—	—
Outstanding at end of year	276,533	$43.01	295,679	$38.18	307,512	$34.01

In the first quarter of 2015, the 2012 grants vested and were paid, and in 2014, the 2011 grants vested and were paid. As previously discussed, the Compensation Committee of the Board of Directors of the Company modified the 2011 awards such that 17% of the awards were paid in shares and the remainder in cash. As a result, the remaining shares granted in connection with the 2011 awards were canceled and remain available for future use under the Plan. The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

At December 31, 2015, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount (200% of target for 2013 and 2014 grants and 150% of target for 2015 grants) was approximately 503,000 shares.

The actual tax benefit realized upon the vesting of restricted shares and performance-based stock is based on the fair value of the shares on the issue date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares and performance-based stock in 2015, 2014 and 2013 was $517,000, $254,000 and $329,000, respectively, more than the estimated tax benefit for those shares. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.

As of December 31, 2015, there was $11.0 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $7.9 million, $7.8 million and $7.4 million, respectively.
The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.
Cash Incentive and Retention Plan
The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company’s expense related to the CIRP was approximately $20,000 and $115,000 in 2014 and 2013. There was no expense related to CIRP in 2015. In 2015 and 2014, the Company paid $100,000 and $473,000 related to CIRP awards. No awards were paid in 2013. As of December 31, 2015, there were no outstanding awards under this plan.
Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $6.4 million in 2015, $5.0 million in 2014, and $4.9 million in 2013.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock will be equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. Previously, the Company’s Board of Directors authorized a purchase price calculation of the lesser of 90% of fair market value per share of the common stock on the first day of the offering period or 90% of the fair market value of the common stock on the last day of the offering period. During 2015, 56,517 shares of common stock were earned by participants and no compensation expense was recorded. In 2014 and 2013, a total of 66,521 shares and 62,096 shares, respectively, were earned by participants and approximately $377,000 and $355,000, respectively, of compensation expense was recognized. The Company plans to continue to offer common stock through this ESPP on an ongoing basis. In May 2012, the Company's shareholders authorized an additional 300,000 shares of common stock that may be offered under the ESPP. At December 31, 2015, the Company had an obligation to issue 14,053 shares of common stock to participants and had 135,982 shares available for future grants under the ESPP.

As a result of the Company's acquisition of HPK in December 2012, the Company assumed the obligations of a noncontributory pension plan, (“the HPK Plan”), that covers approximately 100 participants with benefits based on years of service and compensation prior to retirement. The HPK Plan was “frozen” as of December 31, 2006, with no additional years of credit earned for service or compensation paid. As of December 31, 2015, the projected benefit obligation was $6.1 million and the fair value of the plan's assets was $4.9 million. Similarly, in connection with the Company's acquisition of Diamond in October 2013, the Company assumed the obligation of Diamond's pension plan, which covers approximately 35 participants. The Diamond Plan was "frozen" as of December 31, 2004, and only service and compensation prior to this date is considered in determining benefits. As of December 31, 2015, the projected benefit obligation was $3.1 million and the fair value of the plan's assets was $2.1 million. The Company has accrued liabilities for the unfunded portions of these plans. The Company recorded expense (benefit) of $1.4 million and ($1.1 million) in 2015 and 2014 related to these plans. There was no expense related to these plans in 2013.
The Company does not currently offer other postretirement benefits such as health care or other pension plans.
Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2015, 2014 and 2013, a total of 20,475 shares, 19,488 shares and 30,547 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. In July 2015, the shares authorized under the DDFS Plan were increased by 150,000. At December 31, 2015, the Company has an obligation to issue 279,479 shares of common stock to directors and has 148,363 shares available for future grants under the DDFS Plan.

(18) Regulatory Matters
Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2015, 2014 and 2013, cash dividends totaling $22.2 million, $77.0 million and $112.8 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of January 1, 2016, the banks had approximately $70.2 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.
The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2015 and 2014, reserve balances of approximately $412.7 million and $291.0 million, respectively, were required to be maintained at the Federal Reserve Bank.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 leverage capital (as defined) to average quarterly assets (as defined). The Federal Reserve’s capital guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.50% must be in the form of common equity Tier 1 capital and 6.0% must be in the form of Tier 1 capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 capital to total assets of 4.0%. In addition the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities. As reflected in the following table, the Company met all minimum capital requirements at December 31, 2015 and 2014:

	2015	2014
Total capital to risk weighted assets	12.2%	13.0%
Tier 1 capital to risk weighted assets	10.0	11.6
Common equity Tier 1 capital to risk weighted assets	8.4	N/A
Tier 1 leverage Ratio	9.1	10.2
Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2015, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following table:

(Dollars in thousands)	December 31, 2015				December 31, 2014
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$282,921	11.3%	$251,560	10.0%	$245,248	10.9%	$224,354	10.0%
Hinsdale Bank	200,436	12.1	165,157	10.0	155,797	11.4	136,415	10.0
Wintrust Bank	377,015	11.3	334,596	10.0	312,223	11.2	279,295	10.0
Libertyville Bank	124,665	11.5	108,619	10.0	113,513	11.4	99,999	10.0
Barrington Bank	187,062	11.3	165,810	10.0	163,162	11.9	137,527	10.0
Crystal Lake Bank	89,476	11.9	75,314	10.0	87,138	12.9	67,482	10.0
Northbrook Bank	145,390	11.0	132,200	10.0	126,325	11.1	114,042	10.0
Schaumburg Bank	87,182	11.4	76,422	10.0	73,999	11.3	65,485	10.0
Village Bank	117,543	11.2	105,027	10.0	103,148	11.2	92,110	10.0
Beverly Bank	92,843	11.1	83,442	10.0	73,808	11.3	65,229	10.0
Town Bank	159,508	12.0	133,344	10.0	130,699	12.1	108,434	10.0
Wheaton Bank	117,373	11.5	102,479	10.0	77,366	11.6	66,920	10.0
State Bank of the Lakes	89,488	11.1	80,923	10.0	78,048	11.6	67,272	10.0
Old Plank Trail Bank	110,058	11.3	97,223	10.0	100,082	12.4	80,420	10.0
St. Charles Bank	81,524	11.2	72,812	10.0	71,123	11.1	63,912	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$256,126	10.2%	$201,248	8.0%	$231,448	10.3%	$134,612	6.0%
Hinsdale Bank	191,553	11.6	132,125	8.0	146,290	10.7	81,849	6.0
Wintrust Bank	311,322	9.3	267,677	8.0	222,845	8.0	167,577	6.0
Libertyville Bank	117,965	10.9	86,895	8.0	107,649	10.8	59,999	6.0
Barrington Bank	176,489	10.6	132,648	8.0	150,705	11.0	82,516	6.0
Crystal Lake Bank	85,521	11.4	60,251	8.0	83,788	12.4	40,489	6.0
Northbrook Bank	129,514	9.8	105,760	8.0	116,808	10.2	68,425	6.0
Schaumburg Bank	71,958	9.4	61,137	8.0	67,427	10.3	39,291	6.0
Village Bank	108,221	10.3	84,021	8.0	97,684	10.6	55,266	6.0
Beverly Bank	76,708	9.2	66,754	8.0	71,197	10.9	39,137	6.0
Town Bank	153,902	11.5	106,675	8.0	125,716	11.6	65,061	6.0
Wheaton Bank	96,799	9.5	81,983	8.0	70,632	10.6	40,152	6.0
State Bank of the Lakes	76,609	9.5	64,738	8.0	69,176	10.3	40,363	6.0
Old Plank Trail Bank	100,506	10.3	77,778	8.0	96,689	12.0	48,252	6.0
St. Charles Bank	75,348	10.4	58,250	8.0	67,588	10.6	38,347	6.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$256,126	10.2%	$163,514	6.5%	N/A	N/A	N/A	N/A
Hinsdale Bank	191,553	11.6	107,352	6.5	N/A	N/A	N/A	N/A
Wintrust Bank	311,322	9.3	217,488	6.5	N/A	N/A	N/A	N/A
Libertyville Bank	117,965	10.9	70,603	6.5	N/A	N/A	N/A	N/A
Barrington Bank	176,489	10.6	107,777	6.5	N/A	N/A	N/A	N/A
Crystal Lake Bank	85,521	11.4	48,954	6.5	N/A	N/A	N/A	N/A
Northbrook Bank	129,514	9.8	85,930	6.5	N/A	N/A	N/A	N/A
Schaumburg Bank	71,958	9.4	49,674	6.5	N/A	N/A	N/A	N/A
Village Bank	108,221	10.3	68,267	6.5	N/A	N/A	N/A	N/A
Beverly Bank	76,708	9.2	54,237	6.5	N/A	N/A	N/A	N/A
Town Bank	153,902	11.5	86,674	6.5	N/A	N/A	N/A	N/A
Wheaton Bank	96,799	9.5	66,611	6.5	N/A	N/A	N/A	N/A
State Bank of the Lakes	76,609	9.5	52,600	6.5	N/A	N/A	N/A	N/A
Old Plank Trail Bank	100,506	10.3	63,195	6.5	N/A	N/A	N/A	N/A
St. Charles Bank	75,348	10.4	47,328	6.5	N/A	N/A	N/A	N/A

(Dollars in thousands)	December 31, 2015				December 31, 2014
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$256,126	9.1%	$140,541	5.0%	$231,448	9.0%	$128,590	5.0%
Hinsdale Bank	191,553	9.9	97,023	5.0	146,290	9.7	75,509	5.0
Wintrust Bank	311,322	8.9	174,117	5.0	222,845	7.4	149,925	5.0
Libertyville Bank	117,965	9.6	61,320	5.0	107,649	9.3	58,032	5.0
Barrington Bank	176,489	9.8	90,168	5.0	150,705	9.4	80,086	5.0
Crystal Lake Bank	85,521	9.4	45,445	5.0	83,788	10.3	40,502	5.0
Northbrook Bank	129,514	8.6	75,287	5.0	116,808	8.9	65,626	5.0
Schaumburg Bank	71,958	8.4	42,707	5.0	67,427	8.9	37,930	5.0
Village Bank	108,221	9.2	58,817	5.0	97,684	9.4	51,753	5.0
Beverly Bank	76,708	8.4	45,757	5.0	71,197	9.3	38,304	5.0
Town Bank	153,902	10.3	74,452	5.0	125,716	10.1	62,283	5.0
Wheaton Bank	96,799	8.1	59,482	5.0	70,632	8.8	40,152	5.0
State Bank of the Lakes	76,609	8.3	46,001	5.0	69,176	8.4	41,382	5.0
Old Plank Trail Bank	100,506	8.5	59,383	5.0	96,689	8.4	57,717	5.0
St. Charles Bank	75,348	9.4	39,942	5.0	67,588	9.8	34,504	5.0
Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2015, these business units met their minimum net worth capital requirements.
(19) Commitments and Contingencies
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
These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $3.7 billion and $3.1 billion as of December 31, 2015 and 2014, respectively, and unused home equity lines totaled $855.1 million and $744.3 million as of December 31, 2015 and 2014, respectively. Standby and commercial letters of credit totaled $176.1 million at December 31, 2015 and $175.7 million at December 31, 2014.
In addition, at December 31, 2015 and 2014, the Company had approximately $473.4 million and $427.4 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $753.9 million at December 31, 2015 and $575.4 million at December 31, 2014. See Note 20 for further discussion on derivative instruments.
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

The Company sold approximately $4.0 billion of mortgage loans in 2015 and $3.2 billion in 2014. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $4.0 million and $3.1 million at December 31, 2015 and 2014, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $1.1 million in 2015 as compared to $435,000 in 2014. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.
The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. As of December 31, 2015, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $26.7 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.
In the ordinary course of business, there are legal proceedings pending against the Company and its subsidiaries. Management does not believe that a material loss related to these matters is reasonably possible.
(20) Derivative Financial Instruments
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
Below is a summary of the interest rate cap derivatives held by the Company as of December 31, 2015:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	December 31, 2015
May 3, 2012	May 3, 2016	$215,000	Non-Hedge Designated	$—
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	3
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	2
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	1
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	80
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	14
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	128
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	110
		$796,500		$338
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
The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2015 and December 31, 2014:

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$242	$1,390	$846	$1,994
Interest rate derivatives designated as Fair Value Hedges	27	52	143	—
Total derivatives designated as hedging instruments under ASC 815	$269	$1,442	$989	$1,994
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$42,510	$36,399	$41,469	$34,927
Interest rate lock commitments	7,401	10,028	171	20
Forward commitments to sell mortgage loans	745	23	2,275	4,239
Foreign exchange contracts	373	72	115	—
Total derivatives not designated as hedging instruments under ASC 815	$51,029	$46,522	$44,030	$39,186
Total Derivatives	$51,298	$47,964	$45,019	$41,180
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
During the first quarter of 2014, the Company designated two existing interest rate cap derivatives as cash flow hedges of variable rate deposits. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of December 31, 2015, the Company had two interest rate swaps and two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the years ended December 31, 2015 or December 31, 2014. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of December 31, 2015:

(Dollars in thousands)	December 31, 2015
Maturity Date	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swaps:
September 2016	$50,000	$(548)
October 2016	25,000	(298)
Total Interest Rate Swaps	$75,000	$(846)
Interest Rate Caps:
August 2016	$43,500	$1
August 2016	216,500	3
September 2017	50,000	128
September 2017	40,000	110
Total Interest Rate Caps	$350,000	$242
Total Cash Flow Hedges	$425,000	$(604)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	December 31,
(Dollars in thousands)	2015	2014
Unrealized loss at beginning of period	$(4,062)	$(3,971)
Amount reclassified from accumulated other comprehensive income to interest expense on deposits and junior subordinated debentures	2,082	1,974
Amount of loss recognized in other comprehensive income	(1,549)	(2,065)
Unrealized loss at end of period	$(3,529)	$(4,062)
As of December 31, 2015, the Company estimates that during the next twelve months, $2.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
Fair Value Hedges of Interest Rate Risk
Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2015, the Company has four interest rate swaps with an aggregate notional amount of $16.4 million that were designated as fair value hedges associated with fixed rate commercial franchise loans.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net loss of $16,000 and $5,000 in other income related to hedge ineffectiveness for the years ended 2015 and 2014, respectively.
On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in value subsequent to June 1, 2013 are recorded in earnings. Additionally, the Company recorded amortization of the basis in the previously hedged item as a reduction to interest income of $172,000 for both of the years ended 2015 and 2014, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of December 31, 2015 and 2014:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Year Ended December 31,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Year Ended December 31,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Year Ended December 31,
		2015	2014	2015	2014	2015	2014
Interest rate swaps	Trading (losses)/gains, net	$(168)	(53)	$152	48	$(16)	(5)
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
Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2015, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $3.4 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from January 2016 to February 2045.
Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2015, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $753.9 million and interest rate lock commitments with an aggregate notional amount of approximately $326.7 million. Additionally, the Company’s total mortgage loans held-for-sale at December 31, 2015 was $388.0 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.
Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2015 the Company held foreign currency derivatives with an aggregate notional amount of approximately $22.0 million.
Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2015 or December 31, 2014.
As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/

or securities. As of December 31, 2015, the Company held four interest rate cap derivative contracts, which are not designated in hedge relationships, have an aggregate notional value of $446.5 million.
Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2015	2014
Interest rate swaps and caps	Trading (losses) gains, net	$(454)	$(1,675)
Mortgage banking derivatives	Mortgage banking revenue	(299)	(2,012)
Covered call options	Fees from covered call options	15,364	7,859
Foreign exchange contracts	Trading (losses) gains, net	186	68
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
The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2015, the fair value of interest rate derivatives in a net liability position, which includes accrued interest related to these agreements, was $43.3 million. If the Company had breached any of these provisions at December 31, 2015 it would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.
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

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Gross Amounts Recognized	$42,779	$37,841	$42,458	$36,921
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$42,779	$37,841	$42,458	$36,921
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(753)	$(2,771)	$(753)	$(2,771)
Collateral Posted (1)	—	—	(41,705)	(34,150)
Net Credit Exposure	$42,026	$35,070	$—	$—

(1)
As of December 31, 2015 and 2014, the Company posted collateral of $45.5 million and $43.8 million, respectively which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

(21) Fair Value of Assets and Liabilities
The Company measures, monitors and discloses certain of its assets and liabilities on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

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
At December 31, 2015, the Company classified $68.6 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In 2015, all of the ratings derived in the above process by Investment Operations were "BBB" or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2015 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.
At December 31, 2015, the Company held $25.2 million of equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company utilizes an independent pricing vendor to provide a fair market valuation of these securities. The vendor’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a credit spread derived from the market price of the securities underlying debt. At December 31, 2015, the vendor considered five different securities whose implied credit spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The credit spreads ranged from 1.85%-2.12% with an average of 2.01% which was added to three-month LIBOR to be used as the discount rate input to the vendor’s model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.
Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.
Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a third party valuation model which stratifies the servicing rights into pools based on product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. At December 31, 2015, the Company classified $9.1 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the pool of mortgage servicing rights at December 31, 2015 was 9.13% with discount rates applied ranging from 9%-13%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 8%-26% or a weighted average prepayment speed of 11.77% used as an input to value the pool of mortgage servicing rights at December 31, 2015. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$306,729	$—	$306,729	$—
U.S. Government agencies	70,236	—	70,236	—
Municipal	108,595	—	39,982	68,613
Corporate notes	81,545	—	81,545	—
Mortgage-backed	1,092,597	—	1,092,597	—
Equity securities	56,686	—	31,487	25,199
Trading account securities	448	—	448	—
Mortgage loans held-for-sale	388,038	—	388,038	—
Mortgage servicing rights	9,092	—	—	9,092
Nonqualified deferred compensations assets	8,517	—	8,517	—
Derivative assets	51,298	—	51,298	—
Total	$2,173,781	$—	$2,070,877	$102,904
Derivative liabilities	$45,019	$—	$45,019	$—

	December 31, 2014
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$381,805	$—	$381,805	$—
U.S. Government agencies	668,316	—	668,316	—
Municipal	238,529	—	179,576	58,953
Corporate notes	133,579	—	133,579	—
Mortgage-backed	318,710	—	318,710	—
Equity securities	51,139	—	27,428	23,711
Trading account securities	1,206	—	1,206	—
Mortgage loans held-for-sale	351,290	—	351,290	—
Mortgage servicing rights	8,435	—	—	8,435
Nonqualified deferred compensations assets	7,951	—	7,951	—
Derivative assets	47,964	—	47,964	—
Total	$2,208,924	$—	$2,117,825	$91,099
Derivative liabilities	$41,180	$—	$41,180	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2015 and 2014 for mortgage loans held- for-sale measured at fair value under ASC 825 was $372.0 million and $327.1 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $388.0 million and $351.3 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of December 31, 2015 and 2014.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2015 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2015	$58,953	$23,711	$8,435
Total net (losses) gains included in:
Net income (1)	—	—	657
Other comprehensive income	(1,198)	1,488	—
Purchases	33,998	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(23,140)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at December 31, 2015	$68,613	$25,199	$9,092

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.
The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2014 are summarized as follows:

(Dollars in thousands)	Municipal	Equity securities	Mortgage servicing rights
Balance at January 1, 2014	$36,386	$22,163	$8,946
Total net (losses) gains included in:
Net income (1)	—	—	(1,214)
Other comprehensive income	202	1,548	—
Purchases	27,437	—	703
Issuances	—	—	—
Sales	—	—	—
Settlements	(13,954)	—	—
Net transfers into/(out of) of Level 3 (2)	8,882	—	—
Balance at December 31, 2014	$58,953	$23,711	$8,435

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

(2)	Transfers into Level 3 relate to a reclassification of municipal bonds in the third quarter of 2014.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2015.

	December 31, 2015				Twelve Months Ended December 31, 2015 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans-collateral based	$65,626	$—	$—	$65,626	$14,571
Other real estate owned, including covered other real estate owned (1)	65,328	—	—	65,328	7,154
Total	$130,954	$—	$—	$130,954	$21,725

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.
Impaired loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due pursuant to the contractual terms of the loan agreement. A loan modified in a TDR is an impaired loan according to applicable accounting guidance. Impairment is measured by estimating the fair value of the loan based on the present value of expected cash flows, the market price of the loan, or the fair value of the underlying collateral. Impaired loans are considered a fair value measurement where an allowance is established based on the fair value of collateral. Appraised values, which may require adjustments to market-based valuation inputs, are generally used on real estate collateral-dependent impaired loans.
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At December 31, 2015, the Company had $101.3 million of impaired loans classified as Level 3. Of the $101.3 million of impaired loans, $65.6 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $35.7 million were valued based on discounted cash flows in accordance with ASC 310.
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
The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for non-covered other real estate owned and covered other real estate owned. At December 31, 2015, the Company had $65.3 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2015 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$68,613	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Equity Securities	25,199	Discounted cash flows	Discount rate	1.85%-2.12%	2.01%	Decrease
Mortgage Servicing Rights	9,092	Discounted cash flows	Discount rate	9%-13%	9.13%	Decrease
			Constant prepayment rate (CPR)	8%-26%	11.77%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	65,626	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real-estate owned	65,328	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$275,795	$275,795	$230,707	$230,707
Interest bearing deposits with banks	607,782	607,782	998,437	998,437
Available-for-sale securities	1,716,388	1,716,388	1,792,078	1,792,078
Held-to-maturity securities	884,826	878,111	—	—
Trading account securities	448	448	1,206	1,206
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	101,581	101,581	91,582	91,582
Brokerage customer receivables	27,631	27,631	24,221	24,221
Mortgage loans held-for-sale, at fair value	388,038	388,038	351,290	351,290
Total loans	17,266,790	18,106,829	14,636,107	15,346,266
Mortgage servicing rights	9,092	9,092	8,435	8,435
Nonqualified deferred compensation assets	8,517	8,517	7,951	7,951
Derivative assets	51,298	51,298	47,964	47,964
FDIC indemnification asset	—	—	11,846	11,846
Accrued interest receivable and other	193,092	193,092	169,156	169,156
Total financial assets	$21,531,278	$22,364,602	$18,370,980	$19,081,139
Financial Liabilities
Non-maturity deposits	$14,634,957	$14,634,957	$12,142,034	$12,142,034
Deposits with stated maturities	4,004,677	3,998,180	4,139,810	4,143,161
Federal Home Loan Bank advances	859,876	863,437	733,050	738,113
Other borrowings	266,019	266,019	196,465	197,883
Subordinated notes	140,000	140,302	140,000	143,639
Junior subordinated debentures	268,566	268,046	249,493	250,305
Derivative liabilities	45,019	45,019	41,180	41,180
Accrued interest payable	7,394	7,394	8,001	8,001
Total financial liabilities	$20,226,508	$20,223,354	$17,650,033	$17,664,316

Not all of the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, FDIC indemnification asset, accrued interest receivable and accrued interest payable, and non-maturity deposits.
The following methods and assumptions were used by the Company in estimating fair values of financial instruments that were not previously disclosed.

Held-to-maturity securities. Held-to-maturity securities include U.S. Government-sponsored agency securities and municipal bonds issued by various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin. Fair values for held-to-maturity securities are typically based on prices obtained from independent pricing vendors. In accordance with ASC 820, the Company has categorized held-to-maturity securities as a Level 2 fair value measurement.
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
Federal Home Loan Bank advances. The fair value of Federal Home Loan Bank advances is obtained from the Federal Home Loan Bank, which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. In accordance with ASC 820, the Company has categorized Federal Home Loan Bank advances as a Level 3 fair value measurement.

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
(22) Shareholders’ Equity
A summary of the Company’s common and preferred stock at December 31, 2015 and 2014 is as follows:

	2015	2014
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	48,468,894	46,881,108
Shares outstanding	48,383,279	46,805,055
Cash dividend per share	$0.44	$0.40
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,126,287	126,467
Shares outstanding	5,126,287	126,467
The Company reserves shares of its authorized common stock specifically for the 2007 Plan, the ESPP and the Directors Deferred Fee and Stock Plan ("the DDFS"). The reserved shares and these plans are detailed in Note 17 - Stock Compensation Plans and Other Employee Benefit Plans. The Company also reserves its authorized common stock for conversion of convertible preferred stock and common stock warrants.
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
Series A Preferred Stock
In August 2008, the Company issued and sold 50,000 shares of non-cumulative perpetual convertible preferred stock, Series A, liquidation preference $1,000 per share (the "Series A Preferred Stock") for $50 million in a private transaction. Dividends on the Series A Preferred Stock were payable quarterly in arrears at a rate of 8.00% per annum. The Series A Preferred Stock was convertible into common stock at the option of the holder at a conversion rate of 38.88 shares of common stock per share of Series A Preferred Stock. On July 19, 2013, pursuant to such terms, the holder of the Series A Preferred Stock elected to convert all 50,000 shares of Series A Preferred Stock into 1,944,000 shares of the Company's common stock, no par value.
Series C Preferred Stock
In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in a public offering. When, as and if declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In 2015, pursuant to such terms, 180 shares of the Series C Preferred Stock were converted at the option of the respective holders into 4,374 shares of the Company's common stock. In 2014, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

Series D Preferred Stock

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating non-cumulative perpetual preferred stock, Series D, liquidation preference $25 per share (the “Series D Preferred Stock”) for $125.0 million in a public offering. When, as and if declared, dividends on the Series D Preferred Stock are payable quarterly in arrears at a fixed rate of 6.50% per annum from the original issuance date to, but excluding, July 15, 2025, and from (and including) that date at a floating rate equal to three-month LIBOR plus a spread of 4.06% per annum.
Common Stock Warrants
Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82, subject to customary anti-dilution adjustments, and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During 2015, certain holders of the interest in the warrant exercised 569,985 warrant shares, which resulted in 313,751 shares of common stock issued. At December 31, 2015, all remaining holders of the interest in the warrant were able to exercise 367,432 warrant shares.

Other

In July 2015, the Company issued 388,573 shares of its common stock in the acquisition of CFIS. In January 2015, the Company issued 422,122 shares of its common stock in the acquisition of Delavan. In May 2013, the Company issued 648,286 shares of its common stock in the acquisition of FNBI.

At the January 2016 Board of Directors meeting, a quarterly cash dividend of $0.12 per share ($0.48 on an annualized basis) was declared. It was paid on February 25, 2016 to shareholders of record as of February 11, 2016.

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, for the years ending December 31, 2015, 2014 and 2013:

(In thousands)	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2015	$(9,533)	$(2,517)	$(25,282)	$(37,332)
Other comprehensive loss during the period, net of tax, before reclassification	(8,023)	(941)	(17,559)	(26,523)
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(196)	1,265	—	1,069
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale	78	—	—	78
Net other comprehensive (loss) income during the period, net of tax	$(8,141)	$324	$(17,559)	$(25,376)
Balance at December 31, 2015	$(17,674)	$(2,193)	$(42,841)	$(62,708)

Balance at January 1, 2014	$(53,665)	$(2,462)	$(6,909)	$(63,036)
Other comprehensive income (loss) during the period, net of tax, before reclassification	43,828	(1,244)	(18,373)	24,211
Amount reclassified from accumulated other comprehensive income, net of tax	304	1,189	—	1,493
Net other comprehensive income (loss) during the period, net of tax	$44,132	$(55)	$(18,373)	$25,704
Balance at December 31, 2014	$(9,533)	$(2,517)	$(25,282)	$(37,332)

Balance at January 1, 2013	$6,710	$(5,292)	$6,293	$7,711
Other comprehensive loss during the period, net of tax, before reclassification	(62,182)	(251)	(13,202)	(75,635)
Amount reclassified from accumulated other comprehensive income, net of tax	1,807	3,081	—	4,888
Net other comprehensive (loss) income during the period, net of tax	$(60,375)	$2,830	$(13,202)	$(70,747)
Balance at December 31, 2013	$(53,665)	$(2,462)	$(6,909)	$(63,036)

	Amount Reclassified from Accumulated Other Comprehensive Income for the Year Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income	December 31,		Impacted Line on the Consolidated Statements of Income
	2015	2014
Accumulated unrealized losses on securities
Gains (losses) included in net income	$323	$(504)	Gains (losses) on available-for-sale securities, net
	323	(504)	Income before taxes
Tax effect	(127)	200	Income tax expense
Net of tax	$196	$(304)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$252	$—	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	1,830	1,974	Interest on junior subordinated debentures
	(2,082)	(1,974)	Income before taxes
Tax effect	817	785	Income tax expense
Net of tax	$(1,265)	$(1,189)	Net income

(23) Segment Information
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
The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in the Summary of Significant Accounting Policies in Note 1. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.
The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2015
Net interest income	$523,112	$85,258	$17,012	$625,382	$16,147	$641,529
Provision for credit losses	29,746	3,196	—	32,942	—	32,942
Non-interest income	191,248	33,625	75,496	300,369	(28,772)	271,597
Non-interest expense	522,199	47,245	71,600	641,044	(12,625)	628,419
Income tax expense	60,488	26,352	8,176	95,016	—	95,016
Net income	$101,927	$42,090	$12,732	$156,749	$—	$156,749
Total assets at end of year	$19,251,616	$3,116,631	$548,919	$22,917,166	$—	$22,917,166
2014
Net interest income	$484,523	$82,415	$15,968	$582,906	$15,669	$598,575
Provision for credit losses	17,708	2,829	—	20,537	—	20,537
Non-interest income	136,307	32,534	73,388	242,229	(26,989)	215,240
Non-interest expense	444,416	44,320	69,431	558,167	(11,320)	546,847
Income tax expense	60,033	27,167	7,833	95,033	—	95,033
Net income	$98,673	$40,633	$12,092	$151,398	$—	$151,398
Total assets at end of year	$16,724,834	$2,766,017	$519,876	$20,010,727	$—	$20,010,727
2013
Net interest income	$448,173	$73,903	$14,118	$536,194	$14,433	$550,627
Provision for credit losses	45,396	637	—	46,033	—	46,033
Non-interest income	150,543	30,890	65,597	247,030	(24,633)	222,397
Non-interest expense	409,780	40,529	62,442	512,751	(10,200)	502,551
Income tax expense	55,161	25,508	6,561	87,230	—	87,230
Net income	$88,379	$38,119	$10,712	$137,210	$—	$137,210
Total assets at end of year	$15,132,912	$2,470,832	$494,039	$18,097,783	$—	$18,097,783

(24) Condensed Parent Company Financial Statements
Condensed parent company only financial statements of Wintrust follow:
Statements of Financial Condition

	December 31,
(In thousands)	2015	2014
Assets
Cash	$116,889	$151,303
Available-for-sale securities, at fair value	12,243	10,725
Investment in and receivable from subsidiaries	2,600,716	2,205,487
Loans, net of unearned income	2,820	3,993
Less: Allowance for loan losses	—	972
Net Loans	$2,820	$3,021
Goodwill	8,371	8,371
Other assets	149,935	119,739
Total assets	$2,890,974	$2,498,646

Liabilities and Shareholders’ Equity
Other liabilities	$44,349	$20,509
Subordinated notes	140,000	140,000
Other borrowings	85,785	18,822
Junior subordinated debentures	268,566	249,493
Shareholders’ equity	2,352,274	2,069,822
Total liabilities and shareholders’ equity	$2,890,974	$2,498,646
Statements of Income

	Years Ended December 31,
(In thousands)	2015	2014	2013
Income
Dividends and other revenue from subsidiaries	$47,639	$98,296	$114,241
(Losses) gains on available-for-sale securities, net	—	(33)	111
Other income	796	221	4,529
Total income	$48,435	$98,484	$118,881

Expenses
Interest expense	$16,669	$12,553	$13,424
Salaries and employee benefits	38,926	30,636	17,831
Other expenses	50,425	38,428	24,739
Total expenses	$106,020	$81,617	$55,994
(Loss) income before income taxes and equity in undistributed income of subsidiaries	$(57,585)	$16,867	$62,887
Income tax benefit	30,504	22,909	18,599
(Loss) income before equity in undistributed net income of subsidiaries	$(27,081)	$39,776	$81,486
Equity in undistributed net income of subsidiaries	183,830	111,622	55,724
Net income	$156,749	$151,398	$137,210

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2015	2014	2013
Operating Activities:
Net income	$156,749	$151,398	$137,210
Adjustments to reconcile net income to net cash (used for) provided by operating activities
Provision for credit losses	(96)	945	1,765
Losses (gains) on available-for-sale securities, net	—	33	(111)
Depreciation and amortization	8,182	7,756	3,744
Deferred income tax (benefit) expense	(1,872)	2,753	1,217
Stock-based compensation expense	9,656	7,754	6,799
Excess tax benefits from stock-based compensation arrangements	(278)	(139)	(112)
Increase in other assets	(45,287)	(10,090)	(3,882)
Increase in other liabilities	21,840	7,114	(4,517)
Equity in undistributed net income of subsidiaries	(183,830)	(111,622)	(55,724)
Net Cash (Used for) Provided by Operating Activities	$(34,936)	$55,902	$86,389
Investing Activities:
Capital contributions to subsidiaries, net	$(97,400)	$(105,244)	$(8,293)
Net cash paid for acquisitions, net	(51,060)	—	—
Other investing activity, net	(24,908)	(3,907)	(21,206)
Net Cash Used for Investing Activities	$(173,368)	$(109,151)	$(29,499)
Financing Activities:
Increase (decrease) in notes payable and other borrowings, net	$66,963	$(517)	$(17,860)
Proceeds from the issuance of subordinated notes, net	—	139,090	—
Repayment of subordinated note	—	—	(15,000)
Excess tax benefits from stock-based compensation arrangements	278	139	112
Net proceeds from issuance of Series D preferred stock	120,842	—	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	16,119	10,453	19,113
Dividends paid	(29,888)	(24,933)	(13,893)
Common stock repurchases	(424)	(549)	(3,504)
Net Cash Provided by (Used For) Financing Activities	$173,890	$123,683	$(31,032)
Net (Decrease) Increase in Cash and Cash Equivalents	$(34,414)	$70,434	$25,858
Cash and Cash Equivalents at Beginning of Year	151,303	80,869	55,011
Cash and Cash Equivalents at End of Year	$116,889	$151,303	$80,869

(25) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per common share for 2015 , 2014 and 2013:

(In thousands, except per share data)		2015	2014	2013
Net income		$156,749	$151,398	$137,210
Less: Preferred stock dividends and discount accretion		10,869	6,323	8,395
Net income applicable to common shares—Basic	(A)	$145,880	$145,075	$128,815
Add: Dividends on convertible preferred stock, if dilutive		6,314	6,323	8,325
Net income applicable to common shares—Diluted	(B)	$152,194	$151,398	$137,140
Weighted average common shares outstanding	(C)	47,838	46,524	38,699
Effect of dilutive potential common shares:
Common stock equivalents		1,029	1,246	7,108
Convertible preferred stock, if dilutive		3,070	3,075	4,141
Total dilutive potential common shares		4,099	4,321	11,249
Weighted average common shares and effect of dilutive potential common shares	(D)	51,937	50,845	49,948
Net income per common share:
Basic	(A/C)	$3.05	$3.12	$3.33
Diluted	(B/D)	2.93	2.98	2.75
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
(26) Quarterly Financial Summary (Unaudited)
The following is a summary of quarterly financial information for the years ended December 31, 2015 and 2014:

	2015 Quarters				2014 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$170,357	175,241	185,379	187,487	$161,326	166,550	170,676	172,715
Interest expense	18,466	18,349	19,839	20,281	17,320	17,370	19,006	18,996
Net interest income	151,891	156,892	165,540	167,206	144,006	149,180	151,670	153,719
Provision for credit losses	6,079	9,482	8,322	9,059	1,880	6,660	5,864	6,133
Net interest income after provision for credit losses	145,812	147,410	157,218	158,147	142,126	142,520	145,806	147,586
Non-interest income, excluding net securities gains (losses)	64,017	77,037	65,051	65,169	45,562	54,438	58,105	57,639
Net securities gains (losses)	524	(24)	(98)	(79)	(33)	(336)	(153)	18
Non-interest expense	147,318	154,297	159,974	166,829	131,315	133,591	138,500	143,441
Income before taxes	63,035	70,126	62,197	56,408	56,340	63,031	65,258	61,802
Income tax expense	23,983	26,295	23,842	20,896	21,840	24,490	25,034	23,669
Net income	$39,052	43,831	38,355	35,512	$34,500	38,541	40,224	38,133
Preferred stock dividends and discount accretion	1,581	1,580	4,079	3,629	1,581	1,581	1,581	1,580
Net income applicable to common shares	$37,471	42,251	34,276	31,883	$32,919	36,960	38,643	36,553
Net income per common share:
Basic	$0.79	$0.89	$0.71	$0.66	$0.71	$0.79	$0.83	$0.78
Diluted	0.76	0.85	0.69	0.64	0.68	0.76	0.79	0.75
Cash dividends declared per common share	0.11	0.11	0.11	0.11	0.10	0.10	0.10	0.10

(27) Subsequent Events

On January 14, 2016, the Company announced the signing of a definitive agreement to acquire Generations Bancorp, Inc. ("Generations"). Generations is the parent company of Foundations Bank which operates one banking location in Pewaukee, Wisconsin. At September 30, 2015, Foundations Bank had approximately $125 million in assets, approximately $72 million in loans, and approximately $97 million in deposits.

On January 21, 2016, the Company acquired $15.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company made no changes in or had no disagreements with its independent accountants during the two most recent fiscal years or any subsequent interim period.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in ensuring the information relating to the Company (and its consolidated subsidiaries) required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported in a timely manner.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting
Wintrust Financial Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this Annual Report on Form 10-K have been prepared in conformity with generally accepted accounting principles in the United States and necessarily include some amounts that are based on management’s best estimates and judgments.
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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concludes that, as of December 31, 2015, its system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP, the independent registered public accounting firm, that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries
We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wintrust Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Wintrust Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Wintrust Financial Corporation and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 29, 2016

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 26, 2016 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted a Corporate Code of Ethics which complies with the rules of the SEC and the listing standards of the NASDAQ Global Select Market. The code applies to all of the Company’s directors, officers and employees and is posted on the Company’s website (www.wintrust.com), under the "Corporate Governance" section of the "Investor Relations" tab. The Company will post on its website any amendments to, or waivers from, its Corporate Code of Ethics as the code applies to its directors or executive officers.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be contained in the Company’s Proxy Statement under the captions “Executive Compensation,” “Director Compensation” "Compensation Committee Interlocks and Insider Participation" and “Compensation Committee Report” and is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the materials under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.
The following table summarizes information as of December 31, 2015, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	170,809	$25.51	—
WTFC 2007 Stock Incentive Plan	1,979,858	$29.77	—
WTFC 2015 Stock Incentive Plan	25,231	$19.18	5,594,550
WTFC Employee Stock Purchase Plan	—	—	150,035
WTFC Directors Deferred Fee and Stock Plan	—	—	427,842
	2,175,898	$29.31	6,172,427
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	2,175,898	$29.31	6,172,427

(1)
Excludes 16,364 shares of the Company's common stock issuable pursuant to the exercise of options granted under the plan of Delavan Bancshares, Inc. The weighted average exercise price of these options is $21.18. No additional awards will be made under this plan.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Annual Report on Form 10-K.

1	Financial Statements
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Consolidated Statements of Condition as of December 31, 2015 and 2014

•	Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2	Financial Statement Schedules
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

3.4
Certificate of Designations of the Company filed on June 24, 2015 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series D Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2015.

3.5
Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2015).

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

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 9, 2011).

175

4.4
Junior Subordinated Indenture, dated December 10, 2010, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2010).

4.5
Subordinated Indenture, dated June 13, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

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

10.1
Credit Agreement, dated as of December 15, 2014, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.2	First Amendment to Credit Agreement, dated as of October 29, 2015, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent.

10.3	Second Amendment to Credit Agreement, dated as of December 14, 2015, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent.

10.4
Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.5
First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust.

10.6
Performance Guarantee, made as of December 16, 2014, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.7
Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.8
Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.9
Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.10
Indenture, dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

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

176

10.13
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Edward J. Wehmer, President and Chief Executive Officer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.14
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.15
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.16
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.17
Employment Agreement, dated August 30, 2011, between the Company and Lisa Reategui (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the year ending December 31, 2011).*

10.18	Employment Agreement, dated August 11, 2008, between the Company and Timothy Crane.*

10.19	First Amendment to Employment Agreement, dated November 30, 2010, between the Company and Timothy Crane.*

10.20	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.21
First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.22
Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.23
Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.24
Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.25
Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.26
Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.27
Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.28
Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.29
Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.30	Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan.

10.31	Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan.

177

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

10.35
Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.36	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.37	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.38
Wintrust Financial Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015).

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

(1)
Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

178

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 29, 2016	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER D. CRIST Peter D. Crist	Chairman of the Board of Directors	February 29, 2016

/s/ EDWARD J. WEHMER Edward J. Wehmer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 29, 2016

/s/ JOSEPH F. DAMICO Joseph F. Damico	Director	February 29, 2016

/s/ ZED S. FRANCIS, III Zed S. Francis, III	Director	February 29, 2016

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 29, 2016

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	February 29, 2016

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 29, 2016

/s/ CHARLES H. JAMES III Charles H. James III	Director	February 29, 2016

/s/ ALBIN F. MOSCHNER Albin F. Moschner	Director	February 29, 2016

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 29, 2016

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 29, 2016

/s/ GARY D. "JOE" SWEENEY Gary D. "Joe" Sweeney	Director	February 29, 2016

/s/ SHEILA G. TALTON Sheila G. Talton	Director	February 29, 2016

179