Form 10-Q
period 2016-03-31
WINTRUST FINANCIAL CORP
filed 2016-05-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Common Stock — no par value, 48,560,301 shares, as of April 30, 2016

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Cash and due from banks	$208,480	$271,454	$286,743
Federal funds sold and securities purchased under resale agreements	3,820	4,341	4,129
Interest bearing deposits with banks	817,013	607,782	697,799
Available-for-sale securities, at fair value	770,983	1,716,388	1,721,030
Held-to-maturity securities, at amortized cost ($924.3 million and $878.1 million fair value at March 31, 2016 and December 31, 2015, respectively)	911,715	884,826	—
Trading account securities	2,116	448	7,811
Federal Home Loan Bank and Federal Reserve Bank stock	113,222	101,581	92,948
Brokerage customer receivables	28,266	27,631	25,287
Mortgage loans held-for-sale	314,554	388,038	446,355
Loans, net of unearned income, excluding covered loans	17,446,413	17,118,117	14,953,059
Covered loans	138,848	148,673	209,694
Total loans	17,585,261	17,266,790	15,162,753
Less: Allowance for loan losses	110,171	105,400	94,446
Less: Allowance for covered loan losses	2,507	3,026	1,878
Net loans	17,472,583	17,158,364	15,066,429
Premises and equipment, net	591,608	592,256	559,281
Lease investments, net	89,337	63,170	383
FDIC indemnification asset	—	—	10,224
Accrued interest receivable and other assets	647,853	597,099	526,029
Trade date securities receivable	1,008,613	—	488,063
Goodwill	484,280	471,761	420,197
Other intangible assets	23,725	24,209	18,858
Total assets	$23,488,168	$22,909,348	$20,371,566
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$5,205,410	$4,836,420	$3,779,609
Interest bearing	14,011,661	13,803,214	13,159,160
Total deposits	19,217,071	18,639,634	16,938,769
Federal Home Loan Bank advances	799,482	853,431	406,839
Other borrowings	253,126	265,785	186,716
Subordinated notes	138,888	138,861	138,782
Junior subordinated debentures	253,566	268,566	249,493
Trade date securities payable	—	538	2,929
Accrued interest payable and other liabilities	407,593	390,259	316,964
Total liabilities	21,069,726	20,557,074	18,240,492
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,257 shares issued and outstanding at March 31, 2016, 126,287 shares issued and outstanding at December 31, 2015, and 126,427 shares issued and outstanding at March 31, 2015	126,257	126,287	126,427
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015 and no shares issued and outstanding at March 31, 2015	125,000	125,000	—
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2016, December 31, 2015 and March 31, 2015; 48,608,559 shares issued at March 31, 2016, 48,468,894 shares issued at December 31, 2015 and 47,474,721 shares issued at March 31, 2015	48,608	48,469	47,475
Surplus	1,194,750	1,190,988	1,156,542
Treasury stock, at cost, 89,561 shares at March 31, 2016, 85,615 shares at December 31, 2015, and 85,113 shares at March 31, 2015	(4,145)	(3,973)	(3,948)
Retained earnings	967,882	928,211	835,669
Accumulated other comprehensive loss	(39,910)	(62,708)	(31,091)
Total shareholders’ equity	2,418,442	2,352,274	2,131,074
Total liabilities and shareholders’ equity	$23,488,168	$22,909,348	$20,371,566
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2016	March 31, 2015
Interest income
Interest and fees on loans	$173,127	$154,676
Interest bearing deposits with banks	746	316
Federal funds sold and securities purchased under resale agreements	1	2
Investment securities	17,190	14,400
Trading account securities	11	13
Federal Home Loan Bank and Federal Reserve Bank stock	937	769
Brokerage customer receivables	219	181
Total interest income	192,231	170,357
Interest expense
Interest on deposits	12,781	11,814
Interest on Federal Home Loan Bank advances	2,886	2,156
Interest on other borrowings	1,058	788
Interest on subordinated notes	1,777	1,775
Interest on junior subordinated debentures	2,220	1,933
Total interest expense	20,722	18,466
Net interest income	171,509	151,891
Provision for credit losses	8,034	6,079
Net interest income after provision for credit losses	163,475	145,812
Non-interest income
Wealth management	18,320	18,100
Mortgage banking	21,735	27,800
Service charges on deposit accounts	7,406	6,297
Gains on available-for-sale securities, net	1,325	524
Fees from covered call options	1,712	4,360
Trading losses, net	(168)	(477)
Operating lease income, net	2,806	65
Other	15,616	7,872
Total non-interest income	68,752	64,541
Non-interest expense
Salaries and employee benefits	95,811	90,130
Equipment	8,767	7,779
Operating lease equipment depreciation	2,050	57
Occupancy, net	11,948	12,351
Data processing	6,519	5,448
Advertising and marketing	3,779	3,907
Professional fees	4,059	4,664
Amortization of other intangible assets	1,298	1,013
FDIC insurance	3,613	2,987
OREO expense, net	560	1,411
Other	15,326	17,571
Total non-interest expense	153,730	147,318
Income before taxes	78,497	63,035
Income tax expense	29,386	23,983
Net income	$49,111	$39,052
Preferred stock dividends and discount accretion	3,628	1,581
Net income applicable to common shares	$45,483	$37,471
Net income per common share—Basic	$0.94	$0.79
Net income per common share—Diluted	$0.90	$0.76
Cash dividends declared per common share	$0.12	$0.11
Weighted average common shares outstanding	48,448	47,239
Dilutive potential common shares	3,820	4,233
Average common shares and dilutive common shares	52,268	51,472
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Net income	$49,111	$39,052
Unrealized gains on securities
Before tax	25,176	26,276
Tax effect	(9,988)	(10,331)
Net of tax	15,188	15,945
Reclassification of net gains included in net income
Before tax	1,325	524
Tax effect	(521)	(206)
Net of tax	804	318
Reclassification of amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	(3,425)	—
Tax effect	1,339	—
Net of tax	(2,086)	—
Net unrealized gains on securities	16,470	15,627
Unrealized gains (losses) on derivative instruments
Before tax	478	(561)
Tax effect	(188)	220
Net unrealized gains (losses) on derivative instruments	290	(341)
Foreign currency adjustment
Before tax	8,347	(12,290)
Tax effect	(2,309)	3,245
Net foreign currency adjustment	6,038	(9,045)
Total other comprehensive income	22,798	6,241
Comprehensive income	$71,909	$45,293
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2015	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
Net income	—	—	—	—	39,052	—	39,052
Other comprehensive income, net of tax	—	—	—	—	—	6,241	6,241
Cash dividends declared on common stock	—	—	—	—	(5,202)	—	(5,202)
Dividends on preferred stock	—	—	—	—	(1,581)	—	(1,581)
Stock-based compensation	—	—	2,271	—	—	—	2,271
Conversion of Series C preferred stock to common stock	(40)	1	39	—	—	—	—
Common stock issued for:
Acquisitions	—	422	18,582	—	—	—	19,004
Exercise of stock options and warrants	—	52	535	(130)	—	—	457
Restricted stock awards	—	84	329	(269)	—	—	144
Employee stock purchase plan	—	15	666	—	—	—	681
Director compensation plan	—	20	165	—	—	—	185
Balance at March 31, 2015	$126,427	$47,475	$1,156,542	$(3,948)	$835,669	$(31,091)	$2,131,074
Balance at January 1, 2016	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
Net income	—	—	—	—	49,111	—	49,111
Other comprehensive income, net of tax	—	—	—	—	—	22,798	22,798
Cash dividends declared on common stock	—	—	—	—	(5,812)	—	(5,812)
Dividends on preferred stock	—	—	—	—	(3,628)	—	(3,628)
Stock-based compensation	—	—	2,484	—	—	—	2,484
Conversion of Series C preferred stock to common stock	(30)	1	29	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	17	124	—	—	—	141
Restricted stock awards	—	82	106	(172)	—	—	16
Employee stock purchase plan	—	14	634	—	—	—	648
Director compensation plan	—	25	385	—	—	—	410
Balance at March 31, 2016	$251,257	$48,608	$1,194,750	$(4,145)	$967,882	$(39,910)	$2,418,442
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Operating Activities:
Net income	$49,111	$39,052
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	8,034	6,079
Depreciation, amortization and accretion, net	13,610	9,077
Stock-based compensation expense	2,484	2,271
Excess tax benefits from stock-based compensation arrangements	(193)	(471)
Net amortization of premium on securities	632	845
Accretion of discount on loans	(8,276)	(7,583)
Mortgage servicing rights fair value change, net	(1,036)	514
Originations and purchases of mortgage loans held-for-sale	(736,648)	(941,651)
Proceeds from sales of mortgage loans held-for-sale	826,419	867,194
Bank owned life insurance, net of claims	(472)	(766)
Increase in trading securities, net	(1,668)	(6,605)
Net increase in brokerage customer receivables	(635)	(1,066)
Gains on mortgage loans sold	(16,287)	(20,608)
Gains on available-for-sale securities, net	(1,325)	(524)
Gains on early extinguishment of debt	(4,305)	—
Losses on sales of premises and equipment, net	21	81
Net gains on sales and fair value adjustments of other real estate owned	(119)	(549)
Increase in accrued interest receivable and other assets, net	(75,172)	(20,964)
Increase (decrease) in accrued interest payable and other liabilities, net	12,187	(48,874)
Net Cash Provided by (Used for) Operating Activities	66,362	(124,548)
Investing Activities:
Proceeds from maturities of available-for-sale securities	26,128	122,163
Proceeds from maturities of held-to-maturity securities	181	—
Proceeds from sales of available-for-sale securities	3,201	635,532
Proceeds from calls of held-to-maturity securities	98,243	—
Purchases of available-for-sale securities	(39,267)	(629,008)
Purchases of held-to-maturity securities	(125,208)	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock, net	(11,641)	(1,366)
Net cash (paid) received for acquisitions	(17,452)	12,004
Proceeds from sales of other real estate owned	10,341	11,733
Proceeds received from (payments provided to) the FDIC related to reimbursements on covered assets	363	(2,056)
Net (increase) decrease in interest bearing deposits with banks	(204,994)	300,706
Net increase in loans	(248,893)	(399,939)
Purchases of premises and equipment, net	(8,677)	(5,902)
Net Cash (Used for) Provided by Investing Activities	(517,675)	43,867
Financing Activities:
Increase in deposit accounts	477,466	486,960
Decrease in other borrowings, net	(12,700)	(20,327)
Decrease in Federal Home Loan Bank advances, net	(58,466)	(321,565)
Redemption of junior subordinated debentures, net	(10,695)	—
Excess tax benefits from stock-based compensation arrangements	193	471
Issuance of common shares resulting from the exercise of stock options and the employee stock purchase plan	1,632	2,489
Common stock repurchases	(172)	(399)
Dividends paid	(9,440)	(6,783)
Net Cash Provided by Financing Activities	387,818	140,846
Net (Decrease) Increase in Cash and Cash Equivalents	(63,495)	60,165
Cash and Cash Equivalents at Beginning of Period	275,795	230,707
Cash and Cash Equivalents at End of Period	$212,300	$290,872
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

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Operating results reported for the three-month periods are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company's significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2015 Form 10-K.

(2) Recent Accounting Developments

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

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", to clarify the implementation guidance within ASU No. 2014-09 surrounding principal versus agent considerations and its impact on revenue recognition. Additionally, in April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing", to also clarify the implementation guidance within ASU No. 2014-09 related to these two topics. Like ASU No. 2014-09, this guidance is effective for fiscal years beginning after December 15, 2017.

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Extraordinary and Unusual Items

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” to eliminate the concept of extraordinary items related to separately classifying, presenting and disclosing certain events and transactions that meet the criteria for that concept. This guidance was effective for fiscal years beginning after December 15, 2015 and did not have a material impact on the Company’s consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance was effective for fiscal years beginning after December 15, 2015 and did not have a material impact on the Company's consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," to clarify the presentation of debt issuance costs within the balance sheet. This ASU requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The ASU does not affect the current guidance for the recognition and measurement for these debt issuance costs. Additionally, in August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," to further clarify the presentation of debt issuance costs related to line-of-credit agreements. This ASU states the SEC would not object to an entity deferring and presenting debt issuance costs related to line-of-credit agreements as an asset on the balance sheet and subsequently amortizing these costs ratably over the term of the agreement, regardless of any outstanding borrowing under the line-of-credit agreement. This guidance was effective for fiscal years beginning after December 15, 2015 and was applied retrospectively within the Company’s consolidated financial statements. For December 31, 2015 and March 31, 2015, the Company reclassified as a direct reduction to the related debt balance $7.8 million and $10.7 million, respectively, of debt issuance costs that were previously presented as accrued interest receivable and other assets on the Consolidated Statements of Condition.

Business Combinations

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," to simplify the accounting for subsequent adjustments made to provisional amounts recognized at the acquisition date of a business combination. This ASU eliminates the requirement to retrospectively account for these adjustment for all prior periods impacted. The acquirer is required to recognize these adjustments identified during the measurement period in the reporting period in which the adjustment amount is determined. Additionally, the ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized at the acquisition date. This guidance was effective for fiscal years beginning after December 15, 2015 and did not have a material impact on the Company’s consolidated financial statements.

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

Derivatives

In March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships," to clarify guidance surrounding the effect on an existing hedging relationship of a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. This ASU states that a change in counterparty to such derivative instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied either under a prospective or a modified retrospective approach. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting," to simplify the accounting for investments qualifying for the use of the equity method of accounting. This ASU eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for such method as a result of an increase in the level of ownership interest or degree of influence. The ASU requires the equity method investor add the cost of acquiring the additional interest to the current basis and adopt the equity method of accounting as of that date going forward. Additionally, for available-for-sale equity securities that become qualified for equity method accounting, the ASU requires the related unrealized holding gains or losses included in accumulated other comprehensive income be recognized in earnings at the date the investment qualifies for such accounting. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied under a prospective approach. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Employee Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," to simplify the accounting for several areas of share-based payment transactions. This includes the recognition of all excess tax benefits and tax deficiencies as income tax expense instead of surplus, the classification on the statement of cash flows of excess tax benefits and taxes paid when the employer withholds shares for tax-withholding purposes. Additionally, related to forfeitures, the ASU provides the option to estimate the number of awards that are expected to vest or account for forfeitures as they occur. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied under a modified retrospective and retrospective approach based upon the specific amendment of the ASU. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On March 31, 2016, the Company acquired Generations Bancorp, Inc ("Generations"). Generations was the parent company of Foundations Bank, which had one banking location in Pewaukee, Wisconsin. Foundations Bank was merged into the Company's wholly-owned subsidiary Town Bank. The Company acquired assets with a fair value of approximately $134.2 million, including approximately $67.5 million of loans, and assumed deposits with a fair value of approximately $100.1 million. Additionally, the Company recorded goodwill of $11.3 million on the acquisition. Certain purchase price allocations for Generations are preliminary. The final determination of the amounts is not expected to result in material changes to recorded amounts.

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

On July 17, 2015, the Company acquired Suburban Illinois Bancorp, Inc. ("Suburban"). Suburban was the parent company of Suburban Bank & Trust Company ("SBT"), which operated ten banking locations. SBT was merged into the Company's wholly-owned subsidiary Hinsdale Bank & Trust Company ("Hinsdale Bank"). The Company acquired assets with a fair value of approximately $494.7 million, including approximately $257.8 million of loans, and assumed deposits with a fair value of approximately $416.7 million. Additionally, the Company recorded goodwill of $18.6 million on the acquisition.

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

The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets and require the Company to record loss share assets and liabilities that are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities are recorded as FDIC indemnification assets and other liabilities, respectively, on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets and, if necessary, increase any loss share liability when necessary reductions exceed the current value of the FDIC indemnification assets. In accordance with the clawback provision noted above, the Company may be required to reimburse the FDIC when actual losses are less than certain thresholds established for each lose share agreement. The balance of these estimated reimbursements in accordance with clawback provisions and any related amortization are adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition, estimated reimbursements from clawback provisions are recorded as a reduction to the FDIC indemnification asset or, if necessary, an increase to the loss share liability, which is included within accrued interest payable and other liabilities. Although these assets are contractual receivables from the FDIC and these liabilities are contractual payables to the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in recognition of an allowance for covered loan losses, will increase the FDIC indemnification asset. The corresponding amortization is recorded as a component of non-interest income on the Consolidated Statements of Income.

The following table summarizes the activity in the Company’s FDIC indemnification (liability) asset during the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Balance at beginning of period	$(6,100)	$11,846
Additions from acquisitions	—	—
Additions from reimbursable expenses	82	1,575
Amortization	(101)	(1,260)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(3,547)	(3,993)
(Payments received from) provided to the FDIC	(363)	2,056
Balance at end of period	$(10,029)	$10,224

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

See Note 6—Loans, for additional information on PCI loans.

(4) Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less.

(5) Investment Securities

The following tables are a summary of the available-for-sale and held-to-maturity securities portfolios as of the dates shown:

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$117,105	$22	$(38)	$117,089
U.S. Government agencies	93,990	194	(12)	94,172
Municipal	118,187	3,232	(224)	121,195
Corporate notes:
Financial issuers	78,048	1,492	(1,830)	77,710
Other	2,500	3	—	2,503
Mortgage-backed: (1)
Mortgage-backed securities	262,109	3,795	(1,900)	264,004
Collateralized mortgage obligations	38,565	324	(198)	38,691
Equity securities	51,402	4,585	(368)	55,619
Total available-for-sale securities	$761,906	$13,647	$(4,570)	$770,983
Held-to-maturity securities
U.S. Government agencies	$712,732	$11,569	$(1,455)	$722,846
Municipal	198,983	2,672	(157)	201,498
Total held-to-maturity securities	$911,715	$14,241	$(1,612)	$924,344

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$312,282	$—	$(5,553)	$306,729
U.S. Government agencies	70,313	198	(275)	70,236
Municipal	105,702	3,249	(356)	108,595
Corporate notes:
Financial issuers	80,014	1,510	(1,481)	80,043
Other	1,500	4	(2)	1,502
Mortgage-backed: (1)
Mortgage-backed securities	1,069,680	3,834	(21,004)	1,052,510
Collateralized mortgage obligations	40,421	172	(506)	40,087
Equity securities	51,380	5,799	(493)	56,686
Total available-for-sale securities	$1,731,292	$14,766	$(29,670)	$1,716,388
Held-to-maturity securities
U.S. Government agencies	$687,302	$4	$(7,144)	$680,162
Municipal	197,524	867	(442)	197,949
Total held-to-maturity securities	$884,826	$871	$(7,586)	$878,111

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$273,173	$148	$(1,847)	$271,474
U.S. Government agencies	665,177	5,348	(8,732)	661,793
Municipal	264,949	6,485	(1,522)	269,912
Corporate notes:
Financial issuers	129,360	1,965	(1,321)	130,004
Other	3,759	52	(1)	3,810
Mortgage-backed: (1)
Mortgage-backed securities	280,679	5,983	(2,529)	284,133
Collateralized mortgage obligations	45,299	435	(276)	45,458
Equity securities	48,717	5,979	(250)	54,446
Total available-for-sale securities	$1,711,113	$26,395	$(16,478)	$1,721,030
Held-to-maturity securities
U.S. Government agencies	$—	$—	$—	$—
Municipal	—	—	—	—
Total held-to-maturity securities	$—	$—	$—	$—

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

In the fourth quarter of 2015, the Company transferred $862.7 million of investment securities with an unrealized loss of $14.4 million from the available-for-sale classification to the held-to-maturity classification. No investment securities were transferred from the available-for-sale classification to the held-to-maturity classification in the first quarter of 2016.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$75,049	$(38)	$—	$—	$75,049	$(38)
U.S. Government agencies	13,982	(10)	1,833	(2)	15,815	(12)
Municipal	18,399	(40)	6,977	(184)	25,376	(224)
Corporate notes:
Financial issuers	22,952	(237)	34,367	(1,593)	57,319	(1,830)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	2,038	(3)	122,371	(1,897)	124,409	(1,900)
Collateralized mortgage obligations	4,880	(42)	7,803	(156)	12,683	(198)
Equity securities	3,964	(55)	8,599	(313)	12,563	(368)
Total available-for-sale securities	$141,264	$(425)	$181,950	$(4,145)	$323,214	$(4,570)
Held-to-maturity securities
U.S. Government agencies	$208,405	$(1,455)	$—	$—	$208,405	$(1,455)
Municipal	15,919	(125)	4,917	(32)	20,836	(157)
Total held-to-maturity securities	$224,324	$(1,580)	$4,917	$(32)	$229,241	$(1,612)

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

The Company does not consider securities with unrealized losses at March 31, 2016 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes and mortgage-backed securities. Unrealized losses recognized on corporate notes and mortgage-backed securities are the result of increases in yields for similar types of securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales of available-for-sale investment securities:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Realized gains	$2,550	$553
Realized losses	(1,225)	(29)
Net realized gains	$1,325	$524
Other than temporary impairment charges	—	—
Gains on available-for-sale securities, net	$1,325	$524
Proceeds from sales of available-for-sale securities	$3,201	$635,532

The amortized cost and fair value of securities as of March 31, 2016, December 31, 2015 and March 31, 2015, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$208,518	$208,641	$160,856	$160,756	$151,585	$151,854
Due in one to five years	158,668	158,804	166,550	166,468	249,861	250,483
Due in five to ten years	28,970	31,363	228,652	225,699	837,926	836,598
Due after ten years	13,674	13,861	13,753	14,182	97,046	98,058
Mortgage-backed	300,674	302,695	1,110,101	1,092,597	325,978	329,591
Equity securities	51,402	55,619	51,380	56,686	48,717	54,446
Total available-for-sale securities	$761,906	$770,983	$1,731,292	$1,716,388	$1,711,113	$1,721,030
Held-to-maturity securities
Due in one year or less	$—	$—	$—	$—	$—	$—
Due in one to five years	24,319	24,448	19,208	19,156	—	—
Due in five to ten years	65,879	66,432	96,454	96,091	—	—
Due after ten years	821,517	833,464	769,164	762,864	—	—
Total held-to-maturity securities	$911,715	$924,344	$884,826	$878,111	$—	$—
Securities having a fair value of $1.2 billion at March 31, 2016 as well as securities having a carrying value of $1.2 billion and $1.1 billion at December 31, 2015 and March 31, 2015, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At March 31, 2016, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Balance:
Commercial	$4,890,246	$4,713,909	$4,211,932
Commercial real estate	5,737,959	5,529,289	4,710,486
Home equity	774,342	784,675	709,283
Residential real estate	626,043	607,451	495,925
Premium finance receivables—commercial	2,320,987	2,374,921	2,319,623
Premium finance receivables—life insurance	2,976,934	2,961,496	2,375,654
Consumer and other	119,902	146,376	130,156
Total loans, net of unearned income, excluding covered loans	$17,446,413	$17,118,117	$14,953,059
Covered loans	138,848	148,673	209,694
Total loans	$17,585,261	$17,266,790	$15,162,753
Mix:
Commercial	28%	27%	28%
Commercial real estate	32	32	31
Home equity	4	5	5
Residential real estate	4	3	3
Premium finance receivables—commercial	13	14	15
Premium finance receivables—life insurance	17	17	16
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	99%	99%	99%
Covered loans	1	1	1
Total loans	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $56.9 million at March 31, 2016, $56.7 million at December 31, 2015 and $48.1 million at March 31, 2015, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(8.9) million at March 31, 2016, $(9.2) million at December 31, 2015 and $(3.7) million at March 31, 2015. The net credit balance at these dates, is primarily the result of purchase accounting adjustments related to acquisitions in 2016 and 2015.

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

Acquired Loan Information at Acquisition—PCI Loans

As part of our previous acquisitions, we acquired loans for which there was evidence of credit quality deterioration since origination (PCI loans) and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans:

	March 31, 2016		December 31, 2015
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$331,354	$276,012	$326,470	$271,260
Life insurance premium finance loans acquisition	299,915	296,138	372,738	368,292

The following table provides estimated details as of the date of acquisition on loans acquired in 2016 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	Foundations
Contractually required payments including interest	$19,350
Less: Nonaccretable difference	3,640
Cash flows expected to be collected (1)	$15,710
Less: Accretable yield	1,141
Fair value of PCI loans acquired	$14,569

(1) Represents undiscounted expected principal and interest cash at acquisition.

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at March 31, 2016.

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

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Accretable yield, beginning balance	$63,902	$79,102
Acquisitions	1,141	898
Accretable yield amortized to interest income	(5,457)	(6,105)
Accretable yield amortized to indemnification asset (1)	(2,171)	(3,576)
Reclassification from non-accretable difference (2)	4,193	1,103
Decreases in interest cash flows due to payments and changes in interest rates	(2,390)	(1,224)
Accretable yield, ending balance (3)	$59,218	$70,198

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of March 31, 2016, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $4.8 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income accounted for under ASC 310-30 totaled $5.5 million and $6.1 million in the first quarter of 2016 and 2015, respectively. These amounts include accretion from both covered and non-covered loans, and are both included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at March 31, 2016, December 31, 2015 and March 31, 2015:

As of March 31, 2016		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,370	$338	$3,228	$25,608	$3,363,011	$3,404,555
Franchise	—	—	—	1,400	273,158	274,558
Mortgage warehouse lines of credit	—	—	—	1,491	192,244	193,735
Asset-based lending	3	—	117	10,597	737,184	747,901
Leases	—	—	—	5,177	244,241	249,418
PCI - commercial (1)	—	1,893	—	128	18,058	20,079
Total commercial	12,373	2,231	3,345	44,401	4,827,896	4,890,246
Commercial real estate:
Construction	273	—	—	2,023	389,026	391,322
Land	1,746	—	—	—	93,834	95,580
Office	7,729	1,260	980	12,571	865,954	888,494
Industrial	10,960	—	—	3,935	728,061	742,956
Retail	1,633	—	2,397	2,657	890,780	897,467
Multi-family	287	—	655	2,047	760,084	763,073
Mixed use and other	4,368	—	187	12,312	1,778,850	1,795,717
PCI - commercial real estate (1)	—	24,738	1,573	10,344	126,695	163,350
Total commercial real estate	26,996	25,998	5,792	45,889	5,633,284	5,737,959
Home equity	9,365	—	791	4,474	759,712	774,342
Residential real estate, including PCI	11,964	406	193	10,108	603,372	626,043
Premium finance receivables
Commercial insurance loans	15,350	9,548	5,583	15,086	2,275,420	2,320,987
Life insurance loans	—	1,641	3,432	198	2,675,525	2,680,796
PCI - life insurance loans (1)	—	—	—	—	296,138	296,138
Consumer and other, including PCI	484	245	118	364	118,691	119,902
Total loans, net of unearned income, excluding covered loans	$76,532	$40,069	$19,254	$120,520	$17,190,038	$17,446,413
Covered loans	5,324	7,995	349	6,491	118,689	138,848
Total loans, net of unearned income	$81,856	$48,064	$19,603	$127,011	$17,308,727	$17,585,261

As of December 31, 2015		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,704	$6	$6,749	$12,930	$3,226,139	$3,258,528
Franchise	—	—	—	—	245,228	245,228
Mortgage warehouse lines of credit	—	—	—	—	222,806	222,806
Asset-based lending	8	—	3,864	1,844	736,968	742,684
Leases	—	535	748	4,192	220,599	226,074
PCI - commercial (1)	—	892	—	2,510	15,187	18,589
Total commercial	12,712	1,433	11,361	21,476	4,666,927	4,713,909
Commercial real estate
Construction	306	—	1,371	1,645	355,338	358,660
Land	1,751	—	—	120	76,546	78,417
Office	4,619	—	764	3,817	853,801	863,001
Industrial	9,564	—	1,868	1,009	715,207	727,648
Retail	1,760	—	442	2,310	863,887	868,399
Multi-family	1,954	—	597	6,568	733,230	742,349
Mixed use and other	6,691	—	6,723	7,215	1,712,187	1,732,816
PCI - commercial real estate (1)	—	22,111	4,662	16,559	114,667	157,999
Total commercial real estate	26,645	22,111	16,427	39,243	5,424,863	5,529,289
Home equity	6,848	—	1,889	5,517	770,421	784,675
Residential real estate, including PCI	12,043	488	2,166	3,903	588,851	607,451
Premium finance receivables
Commercial insurance loans	14,561	10,294	6,624	21,656	2,321,786	2,374,921
Life insurance loans	—	—	3,432	11,140	2,578,632	2,593,204
PCI - life insurance loans (1)	—	—	—	—	368,292	368,292
Consumer and other, including PCI	263	211	204	1,187	144,511	146,376
Total loans, net of unearned income, excluding covered loans	$73,072	$34,537	$42,103	$104,122	$16,864,283	$17,118,117
Covered loans	5,878	7,335	703	5,774	128,983	148,673
Total loans, net of unearned income	$78,950	$41,872	$42,806	$109,896	$16,993,266	$17,266,790

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2015		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$5,586	$—	$5,047	$17,338	$2,779,781	$2,807,752
Franchise	—	—	—	457	225,305	225,762
Mortgage warehouse lines of credit	—	—	—	—	186,372	186,372
Asset-based lending	—	—	—	4,819	805,866	810,685
Leases	—	—	65	517	171,432	172,014
PCI - commercial (1)	—	612	—	—	8,735	9,347
Total commercial	5,586	612	5,112	23,131	4,177,491	4,211,932
Commercial real estate:
Construction	—	—	—	992	255,835	256,827
Land	2,646	—	—	1,942	84,454	89,042
Office	8,243	—	171	3,144	731,568	743,126
Industrial	3,496	—	61	1,719	599,050	604,326
Retail	4,975	—	—	2,562	734,990	742,527
Multi-family	1,750	—	393	3,671	649,589	655,403
Mixed use and other	8,872	—	808	10,847	1,532,036	1,552,563
PCI - commercial real estate (1)	—	18,120	4,639	3,242	40,671	66,672
Total commercial real estate	29,982	18,120	6,072	28,119	4,628,193	4,710,486
Home equity	7,665	—	693	2,825	698,100	709,283
Residential real estate, including PCI	14,248	266	753	8,819	471,839	495,925
Premium finance receivables
Commercial insurance loans	15,902	8,062	4,476	19,392	2,271,791	2,319,623
Life insurance loans	—	—	8,994	5,415	1,972,197	1,986,606
PCI - life insurance loans (1)	—	—	—	—	389,048	389,048
Consumer and other, including PCI	236	91	111	634	129,084	130,156
Total loans, net of unearned income, excluding covered loans	$73,619	$27,151	$26,211	$88,335	$14,737,743	$14,953,059
Covered loans	7,079	16,434	558	6,128	179,495	209,694
Total loans, net of unearned income	$80,698	$43,585	$26,769	$94,463	$14,917,238	$15,162,753

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

The Company's ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which our credit management personnel assign a credit risk rating (1 to 10 rating) to each loan at the time of origination and review loans on a regular basis.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at March 31, 2016, December 31, 2015 and March 31, 2015:

	Performing			Non-performing			Total
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015
Loan Balances:
Commercial
Commercial, industrial and other	$3,391,847	$3,245,818	$2,802,166	$12,708	$12,710	$5,586	$3,404,555	$3,258,528	$2,807,752
Franchise	274,558	245,228	225,762	—	—	—	274,558	245,228	225,762
Mortgage warehouse lines of credit	193,735	222,806	186,372	—	—	—	193,735	222,806	186,372
Asset-based lending	747,898	742,676	810,685	3	8	—	747,901	742,684	810,685
Leases	249,418	225,539	172,014	—	535	—	249,418	226,074	172,014
PCI - commercial (1)	20,079	18,589	9,347	—	—	—	20,079	18,589	9,347
Total commercial	4,877,535	4,700,656	4,206,346	12,711	13,253	5,586	4,890,246	4,713,909	4,211,932
Commercial real estate
Construction	391,049	358,354	256,827	273	306	—	391,322	358,660	256,827
Land	93,834	76,666	86,396	1,746	1,751	2,646	95,580	78,417	89,042
Office	879,505	858,382	734,883	8,989	4,619	8,243	888,494	863,001	743,126
Industrial	731,996	718,084	600,830	10,960	9,564	3,496	742,956	727,648	604,326
Retail	895,834	866,639	737,552	1,633	1,760	4,975	897,467	868,399	742,527
Multi-family	762,786	740,395	653,653	287	1,954	1,750	763,073	742,349	655,403
Mixed use and other	1,791,349	1,726,125	1,543,691	4,368	6,691	8,872	1,795,717	1,732,816	1,552,563
PCI - commercial real estate(1)	163,350	157,999	66,672	—	—	—	163,350	157,999	66,672
Total commercial real estate	5,709,703	5,502,644	4,680,504	28,256	26,645	29,982	5,737,959	5,529,289	4,710,486
Home equity	764,977	777,827	701,618	9,365	6,848	7,665	774,342	784,675	709,283
Residential real estate, including PCI	614,079	595,408	481,677	11,964	12,043	14,248	626,043	607,451	495,925
Premium finance receivables
Commercial insurance loans	2,296,089	2,350,066	2,295,659	24,898	24,855	23,964	2,320,987	2,374,921	2,319,623
Life insurance loans	2,679,155	2,593,204	1,986,606	1,641	—	—	2,680,796	2,593,204	1,986,606
PCI - life insurance loans (1)	296,138	368,292	389,048	—	—	—	296,138	368,292	389,048
Consumer and other, including PCI	119,238	145,963	129,829	664	413	327	119,902	146,376	130,156
Total loans, net of unearned income, excluding covered loans	$17,356,914	$17,034,060	$14,871,287	$89,499	$84,057	$81,772	$17,446,413	$17,118,117	$14,953,059

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months ended March 31, 2016 and 2015 is as follows:

Three months ended March 31, 2016		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Other adjustments	(9)	(76)	—	(30)	37	—	(78)
Reclassification from allowance for unfunded lending-related commitments	—	(81)	—	—	—	—	(81)
Charge-offs	(671)	(671)	(1,052)	(493)	(2,480)	(107)	(5,474)
Recoveries	629	369	48	112	787	36	1,981
Provision for credit losses	2,351	1,964	1,907	841	1,628	(268)	8,423
Allowance for loan losses at period end	$38,435	$45,263	$12,915	$5,164	$7,205	$1,189	$110,171
Allowance for unfunded lending-related commitments at period end	$—	$1,030	$—	$—	$—	$—	$1,030
Allowance for credit losses at period end	$38,435	$46,293	$12,915	$5,164	$7,205	$1,189	$111,201
Individually evaluated for impairment	$2,319	$3,028	$1,695	$700	$—	$70	$7,812
Collectively evaluated for impairment	35,448	43,261	11,220	4,384	7,205	1,119	102,637
Loans acquired with deteriorated credit quality	668	4	—	80	—	—	752
Loans at period end
Individually evaluated for impairment	$17,969	$52,977	$9,365	$16,159	$—	$527	$96,997
Collectively evaluated for impairment	4,852,198	5,521,632	764,977	606,503	5,001,783	119,375	16,866,468
Loans acquired with deteriorated credit quality	20,079	163,350	—	3,381	296,138	—	482,948

Three months ended March 31, 2015	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Other adjustments	(17)	(180)	—	(3)	(48)	—	(248)
Reclassification from allowance for unfunded lending-related commitments	—	(113)	—	—	—	—	(113)
Charge-offs	(677)	(1,005)	(584)	(631)	(1,263)	(111)	(4,271)
Recoveries	370	312	48	76	329	53	1,188
Provision for credit losses	2,351	2,455	700	436	461	(218)	6,185
Allowance for loan losses at period end	$33,726	$37,002	$12,664	$4,096	$5,992	$966	$94,446
Allowance for unfunded lending-related commitments at period end	$—	$888	$—	$—	$—	$—	$888
Allowance for credit losses at period end	$33,726	$37,890	$12,664	$4,096	$5,992	$966	$95,334
Individually evaluated for impairment	$1,814	$3,256	$948	$208	$—	$26	$6,252
Collectively evaluated for impairment	31,912	34,521	11,716	3,794	5,992	940	88,875
Loans acquired with deteriorated credit quality	—	113	—	94	—	—	207
Loans at period end
Individually evaluated for impairment	$12,361	$75,886	$7,879	$17,144	$—	$381	$113,651
Collectively evaluated for impairment	4,190,224	4,567,928	701,404	476,418	4,306,229	129,775	14,371,978
Loans acquired with deteriorated credit quality	9,347	66,672	—	2,363	389,048	—	467,430

A summary of activity in the allowance for covered loan losses for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$3,026	$2,131
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(1,946)	(529)
Benefit attributable to FDIC loss share agreements	1,557	423
Net provision for covered loan losses	(389)	(106)
Decrease in FDIC indemnification asset	(1,557)	(423)
Loans charged-off	(230)	(237)
Recoveries of loans charged-off	1,657	513
Net recoveries (charge-offs)	1,427	276
Balance at end of period	$2,507	$1,878

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

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$50,710	$49,961	$48,610
Impaired loans with no allowance for loan loss required	45,400	51,294	63,794
Total impaired loans (2)	$96,110	$101,255	$112,404
Allowance for loan losses related to impaired loans	$7,775	$6,380	$6,199
TDRs	$52,555	$51,853	$67,218

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class, excluding covered loans, for the periods ended as follows:

				For the Three Months Ended
	As of March 31, 2016			March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$9,711	$12,905	$2,309	$9,527	$207
Asset-based lending	—	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—
Land	5,577	9,358	49	5,583	142
Office	3,688	4,688	363	3,701	57
Industrial	8,325	9,065	1,872	8,382	115
Retail	7,757	7,775	296	7,785	83
Multi-family	1,477	1,477	128	1,050	11
Mixed use and other	4,753	4,900	293	4,761	58
Home equity	3,508	3,559	1,695	3,508	25
Residential real estate	5,726	5,957	700	5,743	61
Consumer and other	188	215	70	190	3
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$7,802	$8,591	$—	$8,090	$116
Asset-based lending	3	1,567	—	5	22
Commercial real estate
Construction	2,296	2,296	—	2,296	28
Land	2,112	2,852	—	2,116	28
Office	7,172	8,548	—	7,323	110
Industrial	3,692	3,910	—	3,686	67
Retail	1,800	2,499	—	1,806	25
Multi-family	92	175	—	148	2
Mixed use and other	3,802	4,377	—	3,886	58
Home equity	5,857	6,974	—	5,962	92
Residential real estate	10,433	12,692	—	10,481	148
Consumer and other	339	413	—	340	5
Total impaired loans, net of unearned income	$96,110	$114,793	$7,775	$96,369	$1,463

				For the Twelve Months Ended
	As of December 31, 2015			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$9,754	$12,498	$2,012	$10,123	$792
Asset-based lending	—	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—
Land	4,929	8,711	41	5,127	547
Office	5,050	6,051	632	5,394	314
Industrial	8,413	9,105	1,943	10,590	565
Retail	8,527	9,230	343	8,596	386
Multi-family	370	370	202	372	25
Mixed use and other	7,590	7,708	570	7,681	328
Home equity	423	435	333	351	16
Residential real estate	4,710	4,799	294	4,618	182
Consumer and other	195	220	10	216	12
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,562	$9,915	$—	$9,885	$521
Asset-based lending	8	1,570	—	5	88
Commercial real estate
Construction	2,328	2,329	—	2,316	113
Land	888	2,373	—	929	90
Office	3,500	4,484	—	3,613	237
Industrial	2,217	2,426	—	2,286	188
Retail	2,757	2,925	—	2,897	129
Multi-family	2,344	2,807	—	2,390	117
Mixed use and other	10,510	14,060	—	11,939	624
Home equity	6,424	7,987	—	5,738	288
Residential real estate	11,559	13,979	—	11,903	624
Consumer and other	197	267	—	201	12
Total impaired loans, net of unearned income	$101,255	$124,249	$6,380	$107,170	$6,198

				For the Three Months Ended
	As of March 31, 2015			March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$7,230	$7,830	$1,795	$7,465	$92
Asset-based lending	—	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—
Land	4,475	8,090	29	4,734	127
Office	8,354	11,053	598	8,399	131
Industrial	1,402	1,487	559	1,406	20
Retail	10,259	12,286	371	10,294	128
Multi-family	2,266	2,363	241	2,273	26
Mixed use and other	7,891	10,041	1,449	7,907	116
Home equity	2,807	2,962	948	2,809	29
Residential real estate	3,728	3,934	183	3,724	45
Consumer and other	198	200	26	203	4
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$4,630	$7,595	$—	$4,647	$125
Asset-based lending	—	—	—	—	—
Commercial real estate
Construction	2,645	2,645	—	2,645	30
Land	5,134	5,868	—	5,137	62
Office	6,890	6,965	—	6,971	77
Industrial	2,772	3,134	—	2,837	55
Retail	5,053	9,130	—	5,315	105
Multi-family	777	1,199	—	778	13
Mixed use and other	17,479	17,723	—	17,688	185
Home equity	5,072	6,771	—	5,126	70
Residential real estate	13,159	14,644	—	13,190	145
Consumer and other	183	249	—	145	3
Total impaired loans, net of unearned income	$112,404	$136,169	$6,199	$113,693	$1,588

TDRs

At March 31, 2016, the Company had $52.6 million in loans modified in TDRs. The $52.6 million in TDRs represents 102 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at March 31, 2016 and approximately $3.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended March 31, 2016 and 2015, the Company recorded $90,000 and $193,000, respectively, in interest income representing this decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at March 31, 2016, the Company had $13.3 million of foreclosed residential real estate properties included within OREO.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2016 and 2015, respectively, which represent TDRs:

Three months ended March 31, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$42	1	$42	—	$—	—	$—	—	$—
Commercial real estate
Office	1	450	1	450	—	—	—	—	—	—
Industrial	6	7,921	6	7,921	3	7,196	—	—	—	—
Mixed use and other	2	150	2	150	—	—	—	—	—	—
Residential real estate and other	1	160	—	—	1	160	—	—	—	—
Total loans	11	$8,723	10	$8,563	4	$7,356	—	$—	—	$—

Three months ended March 31, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	3	294	3	294	2	80	1	50	—	—
Total loans	3	$294	3	$294	2	$80	1	$50	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended March 31, 2016, 11 loans totaling $8.7 million were determined to be TDRs, compared to three loans totaling $294,000 in the same period of 2015. Of these loans extended at below market terms, the weighted average extension had a term of approximately three months during the quarter ended March 31, 2016 compared to 17 months for the quarter ended March 31, 2015. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 17 basis points and 180 basis points during the three months ending March 31, 2016 and 2015, respectively. Interest-only payment terms were approximately 24 months during the three months ending March 31, 2016. Additionally, no principal balances were forgiven in the first quarters of 2016 and 2015.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2016 and 2015, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2016		Three Months Ended March 31, 2016		As of March 31, 2015		Three Months Ended March 31, 2015
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$42	—	$—	1	1,461	—	$—
Commercial real estate
Office	1	450	1	450	2	1,510	1	790
Industrial	7	8,090	3	725	1	685	—	—
Multi-family	—	—	—	—	1	181	1	181
Mixed use and other	4	351	3	217	4	1,049	3	816
Residential real estate and other	7	1,530	—	—	9	2,131	2	261
Total loans	20	$10,463	7	$1,392	18	7,017	7	$2,048

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2016	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2016
Community banking	$401,612	$11,305	$—	$(195)	$412,722
Specialty finance	38,035	—	—	1,409	39,444
Wealth management	32,114	—	—	—	32,114
Total	$471,761	$11,305	$—	$1,214	$484,280

The community banking segment's goodwill increased $11.1 million in the first three months of 2016 primarily as a result of the acquisition of Generations. The specialty finance segment's goodwill increased $1.4 million in the first three months of 2016 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of March 31, 2016 is as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$35,654	$34,841	$25,881
Accumulated amortization	(18,543)	(17,382)	(14,192)
Net carrying amount	$17,111	$17,459	$11,689
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(1,076)	(1,052)	(971)
Net carrying amount	$724	$748	$829
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(2,050)	(1,938)	(1,600)
Net carrying amount	$5,890	$6,002	$6,340
Total other intangible assets, net	$23,725	$24,209	$18,858

Estimated amortization
Actual in three months ended March 31, 2016	$1,298
Estimated remaining in 2016	3,477
Estimated—2017	4,013
Estimated—2018	3,493
Estimated—2019	2,961
Estimated—2020	2,410

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

Total amortization expense associated with finite-lived intangibles totaled approximately $1.3 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Balance:
Non-interest bearing	$5,205,410	$4,836,420	$3,779,609
NOW and interest bearing demand deposits	2,369,474	2,390,217	2,262,928
Wealth management deposits	1,761,710	1,643,653	1,528,963
Money market	4,157,083	4,041,300	3,791,762
Savings	1,766,552	1,723,367	1,563,752
Time certificates of deposit	3,956,842	4,004,677	4,011,755
Total deposits	$19,217,071	$18,639,634	$16,938,769
Mix:
Non-interest bearing	27%	26%	22%
NOW and interest bearing demand deposits	12	13	13
Wealth management deposits	9	9	9
Money market	22	22	23
Savings	9	9	9
Time certificates of deposit	21	21	24
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of Company and brokerage customers from unaffiliated companies.

(10) Federal Home Loan Bank Advances, Other Borrowings and Subordinated Notes

The following table is a summary of notes payable, Federal Home Loan Bank advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Federal Home Loan Bank advances	$799,482	$853,431	$406,839
Other borrowings:
Notes payable	63,683	67,429	—
Short-term borrowings	47,680	63,887	50,076
Other	18,811	18,965	18,538
Secured borrowings	122,952	115,504	118,102
Total other borrowings	253,126	265,785	186,716
Subordinated notes	138,888	138,861	138,782
Total Federal Home Loan Bank advances, other borrowings and subordinated notes	$1,191,496	$1,258,077	$732,337

Federal Home Loan Bank Advances

Federal Home Loan Bank advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.

Notes Payable

At March 31, 2016, notes payable represented a $63.7 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement ("Credit Agreement") with unaffiliated banks dated December 15, 2014. The Credit Agreement consists of the Term Facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At March 31, 2016, the Company had a balance of $63.7 million compared to a $67.4 million balance at December 31, 2015 and no balance at March 31, 2015 under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At March 31, 2016, December 31, 2015 and March 31, 2015, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition. In December 2015, the Company amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 14, 2015 to December 12, 2016.

Borrowings under the Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 50 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the federal funds rate plus 50 basis points, (b) the lender's prime rate, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points. Borrowings under the agreement that are considered “Eurodollar Rate Loans” bear interest at a rate equal to the sum of (1) 150 basis points (in the case of a borrowing under the Revolving Credit Facility) or 175 basis points (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.20% of the actual daily amount by which the lenders' commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2016, after giving effect to the limited waiver discussed in Note 17 - Regulatory Matters, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $47.7 million at March 31, 2016 compared to $63.9 million at December 31, 2015 and $50.1 million at March 31, 2015. At March 31, 2016, December 31, 2015 and March 31, 2015, securities sold under repurchase agreements represent $47.7 million, $58.9 million and $50.1 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of March 31, 2016, the Company had pledged securities related to its customer balances in sweep accounts of $60.4 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of March 31, 2016 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Treasury	$9,992
Corporate notes:
Financial issuers	4,937
Mortgage-backed securities	33,943
Held-to-maturity securities pledged
U.S. Government agencies	11,547
Total collateral pledged	$60,419
Excess collateral	12,739
Securities sold under repurchase agreements	$47,680

Other Borrowings

Other borrowings at March 31, 2016 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-Rate Promissory Note") related to and secured by an office building owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At March 31, 2016, the Fixed-Rate Promissory Note had a balance of $18.1 million compared to a balance of $18.3 million and $18.5 million at December 31, 2015 and March 31, 2015, respectively. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017. At March 31, 2016 and December 31, 2015, the non-recourse notes related to certain capital leases totaled $662,000 and $732,000, respectively.

Secured Borrowings

In December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At March 31, 2016, the translated balance of the secured borrowing totaled $123.0 million compared to $115.5 million at December 31, 2015 and $118.1 million at March 31, 2015. Additionally, the interest rate under the Receivables Purchase Agreement at March 31, 2016 was 1.5322%.

Subordinated Notes

At March 31, 2016, the Company had outstanding subordinated notes totaling $138.9 million compared to $138.9 million and $138.8 million outstanding at December 31, 2015 and March 31, 2015, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(11) Junior Subordinated Debentures

As of March 31, 2016, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately

3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

In January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2016. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2016	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.87%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.43%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	3.23%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.58%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	2.08%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	2.26%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.62%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.62%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.63%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	2.38%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	2.25%	06/2007	09/2037	06/2012
Total			$253,566		2.83%

The junior subordinated debentures totaled $253.6 million at March 31, 2016 compared to $268.6 million at December 31, 2015 and $249.5 million at March 31, 2015.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2016, the weighted average contractual interest rate on the junior subordinated debentures was 2.83%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of March 31, 2016, was 3.71%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting in 2015, a portion of these junior subordinated debentures still qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At December 31, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the

Company's Tier 1 and Tier 2 regulatory capital, respectively. At March 31, 2015, $60.5 million and $181.5 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

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

For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 9 — Deposits, for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2015 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2016	March 31, 2015
Net interest income:
Community Banking	$141,698	$122,681	$19,017	16%
Specialty Finance	21,180	21,046	134	1
Wealth Management	4,483	4,189	294	7
Total Operating Segments	167,361	147,916	19,445	13
Intersegment Eliminations	4,148	3,975	173	4
Consolidated net interest income	$171,509	$151,891	$19,618	13%
Non-interest income:
Community Banking	$45,667	$44,912	$755	2%
Specialty Finance	12,403	7,871	4,532	58
Wealth Management	18,752	18,728	24	—
Total Operating Segments	76,822	71,511	5,311	7
Intersegment Eliminations	(8,070)	(6,970)	(1,100)	(16)
Consolidated non-interest income	$68,752	$64,541	$4,211	7%
Net revenue:
Community Banking	$187,365	$167,593	$19,772	12%
Specialty Finance	33,583	28,917	4,666	16
Wealth Management	23,235	22,917	318	1
Total Operating Segments	244,183	219,427	24,756	11
Intersegment Eliminations	(3,922)	(2,995)	(927)	(31)
Consolidated net revenue	$240,261	$216,432	$23,829	11%
Segment profit:
Community Banking	$34,757	$24,965	$9,792	39%
Specialty Finance	11,472	10,952	520	5
Wealth Management	2,882	3,135	(253)	(8)
Consolidated net income	$49,111	$39,052	$10,059	26%
Segment assets:
Community Banking	$19,575,709	$17,039,668	$2,536,041	15%
Specialty Finance	3,322,807	2,783,958	538,849	19
Wealth Management	589,652	547,940	41,712	8
Consolidated total assets	$23,488,168	$20,371,566	$3,116,602	15%

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

Below is a summary of the interest rate cap derivatives held by the Company as of March 31, 2016:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	March 31, 2016
May 3, 2012	May 3, 2016	215,000	Non-Hedge Designated	—
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	—
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	—
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	—
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	15
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	2
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	34
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	30
		$796,500		$81

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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2016, December 31, 2015 and March 31, 2015:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$64	$242	$668	$586	$846	$1,867
Interest rate derivatives designated as Fair Value Hedges	—	27	20	670	143	—
Total derivatives designated as hedging instruments under ASC 815	$64	$269	$688	$1,256	$989	$1,867
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$73,921	$42,510	$46,862	$72,763	$41,469	$45,831
Interest rate lock commitments	12,104	7,401	15,296	3,574	171	—
Forward commitments to sell mortgage loans	—	745	—	3,857	2,275	7,410
Foreign exchange contracts	248	373	138	262	115	117
Total derivatives not designated as hedging instruments under ASC 815	$86,273	$51,029	$62,296	$80,456	$44,030	$53,358
Total Derivatives	$86,337	$51,298	$62,984	$81,712	$45,019	$55,225

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

During the first quarter of 2014, the Company designated two existing interest rate cap derivatives as cash flow hedges of variable rate deposits. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of March 31, 2016, the Company had two interest rate swaps and two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three months ended March 31, 2016 or March 31, 2015. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of March 31, 2016:

	March 31, 2016
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2016	$50,000	$(370)
October 2016	25,000	(216)
Total Interest Rate Swaps	$75,000	$(586)
Interest Rate Caps:
August 2016	43,500	—
August 2016	216,500	—
September 2017	50,000	34
September 2017	40,000	30
Total Interest Rate Caps	$350,000	$64
Total Cash Flow Hedges	$425,000	$(522)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Unrealized loss at beginning of period	$(3,529)	$(4,062)
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	723	414
Amount of loss recognized in other comprehensive income	(245)	(975)
Unrealized loss at end of period	$(3,051)	$(4,623)

As of March 31, 2016, the Company estimates that during the next twelve months, $2.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2016, the Company has four interest rate swaps with an aggregate notional amount of $20.8 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net loss of $39,000 in other income related to hedge ineffectiveness for the three months ended March 31, 2016 and a $4,000 net loss for the three months ended March 31, 2015.

On June 1, 2013, the Company de-designated a $96.5 million cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in the interest rate cap derivative value subsequent to June 1, 2013 are recorded in earnings. Additionally, the Company has recorded amortization of the basis in the previously hedged item as a reduction to interest income of $43,000 in the three month periods ended March 31, 2016 and 2015, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of March 31, 2016 and 2015:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Three Months Ended		Amount of (Loss)/Gain Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended
		March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Interest rate swaps	Trading (losses) gains, net	$(554)	$(32)	$515	$28	$(39)	$(4)

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At March 31, 2016, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $3.7 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2016 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2016, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $982.4 million and interest rate lock commitments with an aggregate notional amount of approximately $623.4 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and to facilitate the respective risk management strategies of certain customer's foreign currency transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. For certain foreign currency contracts with customers, the Company simultaneously executes offsetting derivatives with third parties. These offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. As of March 31, 2016 the Company held foreign currency derivatives with an aggregate notional amount of approximately $21.5 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2016, December 31, 2015 or March 31, 2015.

As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. As of March 31, 2016, the Company held four interest rate cap derivative contracts, which are not designated in hedge relationships, with an aggregate notional value of $446.5 million.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2016	March 31, 2015
Interest rate swaps and caps	Trading (losses) gains, net	$76	$(450)
Mortgage banking derivatives	Mortgage banking revenue	1,864	2,094
Covered call options	Fees from covered call options	1,712	4,360
Foreign exchange contracts	Trading (losses) gains, net	(63)	(51)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2016 the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $75.6 million. If at March 31, 2016 the Company had breached any of these provisions and the derivative positions were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015
Gross Amounts Recognized	$73,985	$42,779	$47,550	$74,019	$42,458	$47,698
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$73,985	$42,779	$47,550	$74,019	$42,458	$47,698
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(156)	(753)	(1,563)	(156)	(753)	(1,563)
Collateral Posted (1)	—	—	—	(73,863)	(41,705)	(46,135)
Net Credit Exposure	$73,829	$42,026	$45,987	$—	$—	$—

(1)
As of March 31, 2016, December 31, 2015 and March 31, 2015, the Company posted collateral of $81.6 million, $45.5 million and $51.3 million, respectively, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At March 31, 2016, the Company classified $70.2 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the first quarter of 2016, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2016 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

At March 31, 2016, the Company held $24.1 million of equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a market spread derived from the market price of the securities underlying debt. At March 31, 2016, the Company considered three different securities whose implied market spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The market spreads ranged from 2.81%-3.13% with an average of 2.98% which was added to three-month LIBOR to be used as the discount rate input to the Company's model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Mortgage servicing rights—Fair value for mortgage servicing rights is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At March 31, 2016, the Company classified $10.1 million of mortgage servicing rights as Level 3. The weighted average discount rate used as an input to value the mortgage servicing rights at March 31, 2016 was 6.20% with discount rates applied ranging from 4%-7%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 1%-46% or a weighted average prepayment speed of 11.39% used as an input to value the mortgage servicing rights at March 31, 2016. Prepayment speeds are inversely related to the fair value of mortgage servicing rights as an increase in prepayment speeds results in a decreased valuation.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$117,089	$—	$117,089	$—
U.S. Government agencies	94,172	—	94,172	—
Municipal	121,195	—	50,953	70,242
Corporate notes	80,213	—	80,213	—
Mortgage-backed	302,695	—	302,695	—
Equity securities	55,619	—	31,565	24,054
Trading account securities	2,116	—	2,116	—
Mortgage loans held-for-sale	314,554	—	314,554	—
Mortgage servicing rights	10,128	—	—	10,128
Nonqualified deferred compensation assets	8,926	—	8,926	—
Derivative assets	86,337	—	86,337	—
Total	$1,193,044	$—	$1,088,620	$104,424
Derivative liabilities	$81,712	$—	$81,712	$—

	December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$306,729	$—	$306,729	$—
U.S. Government agencies	70,236	—	70,236	—
Municipal	108,595	—	39,982	68,613
Corporate notes	81,545	—	81,545	—
Mortgage-backed	1,092,597	—	1,092,597	—
Equity securities	56,686	—	31,487	25,199
Trading account securities	448	—	448	—
Mortgage loans held-for-sale	388,038	—	388,038	—
Mortgage servicing rights	9,092	—	—	9,092
Nonqualified deferred compensation assets	8,517	—	8,517	—
Derivative assets	51,298	—	51,298	—
Total	$2,173,781	$—	$2,070,877	$102,904
Derivative liabilities	$45,019	$—	$45,019	$—

	March 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$271,474	$—	$271,474	$—
U.S. Government agencies	661,793	—	661,793	—
Municipal	269,912	—	213,863	56,049
Corporate notes	133,814	—	133,814	—
Mortgage-backed	329,591	—	329,591	—
Equity securities	54,446	—	29,790	24,656
Trading account securities	7,811	—	7,811	—
Mortgage loans held-for-sale	446,355	—	446,355	—
Mortgage servicing rights	7,852	—	—	7,852
Nonqualified deferred compensation assets	8,718	—	8,718	—
Derivative assets	62,984	—	62,984	—
Total	$2,254,750	$—	$2,166,193	$88,557
Derivative liabilities	$55,225	$—	$55,225	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2016, December 31, 2015 and March 31, 2015 for mortgage loans held-for-sale measured at fair value under ASC 825 was $299.0 million, $372.0 million and $421.2 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $314.6 million, $388.0 million and $446.4 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of March 31, 2016, December 31, 2015 and March 31, 2015.
The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2016 and 2015 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2016	$68,613	$25,199	$9,092
Total net gains (losses) included in:
Net income (1)	—	—	1,036
Other comprehensive income	(13)	(1,145)	—
Purchases	3,271	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,629)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at March 31, 2016	$70,242	$24,054	$10,128

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2015	$58,953	$23,711	$8,435
Total net gains (losses) included in:
Net income (1)	—	—	(583)
Other comprehensive income	203	945	—
Purchases	6,674	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(9,781)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at March 31, 2015	$56,049	$24,656	$7,852

(1)	Changes in the balance of mortgage servicing rights are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2016.

	March 31, 2016				Three Months Ended March 31, 2016 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$66,008	$—	$—	$66,008	$2,333
Other real estate owned, including covered other real estate owned (1)	58,978	—	—	58,978	1,087
Total	$124,986	$—	$—	$124,986	$3,420

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At March 31, 2016, the Company had $96.1 million of impaired loans classified as Level 3. Of the $96.1 million of impaired loans, $66.0 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $30.1 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for non-covered other real estate owned and covered other real estate owned. At March 31, 2016, the Company had $59.0 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2016 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$70,242	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Equity Securities	24,054	Discounted cash flows	Discount rate	2.81%-3.13%	2.98%	Decrease
Mortgage Servicing Rights	10,128	Discounted cash flows	Discount rate	4%-7%	6.20%	Decrease
			Constant prepayment rate (CPR)	1%-46%	11.39%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$66,008	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real estate owned	58,978	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2016		At December 31, 2015		At March 31, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$212,300	$212,300	$275,795	$275,795	$290,872	$290,872
Interest bearing deposits with banks	817,013	817,013	607,782	607,782	697,799	697,799
Available-for-sale securities	770,983	770,983	1,716,388	1,716,388	1,721,030	1,721,030
Held-to-maturity securities	911,715	924,344	884,826	878,111	—	—
Trading account securities	2,116	2,116	448	448	7,811	7,811
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	113,222	113,222	101,581	101,581	92,948	92,948
Brokerage customer receivables	28,266	28,266	27,631	27,631	25,287	25,287
Mortgage loans held-for-sale, at fair value	314,554	314,554	388,038	388,038	446,355	446,355
Total loans	17,585,261	18,551,606	17,266,790	18,106,829	15,162,753	15,868,532
Mortgage servicing rights	10,128	10,128	9,092	9,092	7,852	7,852
Nonqualified deferred compensation assets	8,926	8,926	8,517	8,517	8,718	8,718
Derivative assets	86,337	86,337	51,298	51,298	62,984	62,984
FDIC indemnification asset	—	—	—	—	10,224	10,224
Accrued interest receivable and other	202,018	202,018	193,092	193,092	181,998	181,998
Total financial assets	$21,062,839	$22,041,813	$21,531,278	$22,364,602	$18,716,631	$19,422,410
Financial Liabilities
Non-maturity deposits	$15,260,229	$15,260,229	$14,634,957	$14,634,957	$12,927,014	$12,927,014
Deposits with stated maturities	3,956,842	3,956,157	4,004,677	3,998,180	4,011,755	4,017,565
Federal Home Loan Bank advances	799,482	807,265	853,431	863,437	406,839	422,305
Other borrowings	253,126	253,126	265,785	265,785	186,716	186,716
Subordinated notes	138,888	139,849	138,861	140,302	138,782	147,851
Junior subordinated debentures	253,566	254,290	268,566	268,046	249,493	250,196
Derivative liabilities	81,712	81,712	45,019	45,019	55,225	55,225
FDIC indemnification liability	10,029	10,029	6,100	6,100	—	—
Accrued interest payable	9,208	9,208	7,394	7,394	8,583	8,583
Total financial liabilities	$20,763,082	$20,771,865	$20,224,790	$20,229,220	$17,984,407	$18,015,455

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, FDIC indemnification asset and liability, accrued interest receivable and accrued interest payable and non-maturity deposits.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested non-qualified stock options and performance-based stock and cash awards. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% (for awards granted in 2015 and 2016) or 200% (for awards granted prior to 2015) of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors.

Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested and issued. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company. Shares that are vested but not issuable pursuant to deferred compensation arrangements accrue additional shares based on the value of dividends otherwise paid.

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
The following table presents the weighted average assumptions used to determine the fair value of options granted in the three month periods ending March 31, 2016 and 2015.

	Three Months Ended
	March 31,	March 31,
	2016	2015
Expected dividend yield	0.9%	0.9%
Expected volatility	25.2%	26.5%
Risk-free rate	1.3%	1.3%
Expected option life (in years)	4.5	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.5 million in the first quarter of 2016 and $2.2 million in the first quarter of 2015.

A summary of the Company's stock option activity for the three months ended March 31, 2016 and March 31, 2015 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2016	1,551,734	$41.32
Granted	554,107	40.87
Exercised	(19,110)	32.86
Forfeited or canceled	(57,004)	51.08
Outstanding at March 31, 2016	2,029,727	$41.00	5.0	$7,951
Exercisable at March 31, 2016	983,659	$39.13	3.8	$5,885

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2015	1,618,426	$43.00
Conversion of options of acquired company	16,364	21.18
Granted	487,259	44.11
Exercised	(51,522)	31.50
Forfeited or canceled	(175,579)	54.40
Outstanding at March 31, 2015	1,894,948	$42.35	4.6	$11,649
Exercisable at March 31, 2015	1,158,991	$41.00	3.3	$9,291

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2016 and March 31, 2015 was $8.60 and $9.68, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 and 2015, was $196,000 and $744,000, respectively.

A summary of the Plans' restricted share activity for the three months ended March 31, 2016 and March 31, 2015 is presented below:

	Three months ended March 31, 2016		Three months ended March 31, 2015
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	137,593	$49.63	146,112	$47.45
Granted	10,516	40.77	12,300	44.11
Vested and issued	(3,726)	43.87	(4,925)	36.74
Outstanding at March 31	144,383	$49.14	153,487	$47.53
Vested, but not issuable at March 31	88,493	$51.43	85,000	$51.88

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2016 and March 31, 2015 is presented below:

	Three months ended March 31, 2016		Three months ended March 31, 2015
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	276,533	$43.01	295,679	$38.18
Granted	116,576	40.87	102,828	44.11
Vested and issued	(78,410)	37.90	(78,590)	31.10
Forfeited	(7,417)	39.32	(29,926)	31.41
Outstanding at March 31	307,282	$43.59	289,991	$42.90
Vested, but deferred at March 31	6,612	$37.85	—	$—

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

Series C Preferred Stock

In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in a public offering. When, as and if declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.3132 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In the first quarter of 2016, pursuant to such terms, 30 shares of the Series C Preferred Stock were converted at the option of the respective holders into 729 shares of the Company's common stock. In 2015, pursuant to such terms, 180 shares of the Series C Preferred Stock were converted at the option of the respective holders into 4,374 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82, subject to customary anti-dilution adjustments, and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first three months of 2016, no warrant shares were exercised. At March 31, 2016, all remaining holders of the interest in the warrant were able to exercise 367,432 warrant shares.

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

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(17,674)	$(2,193)	$(42,841)	$(62,708)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	15,188	(149)	6,038	21,077
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(804)	439	—	(365)
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	2,086	—	—	2,086
Net other comprehensive income (loss) during the period, net of tax	$16,470	$290	$6,038	$22,798
Balance at March 31, 2016	$(1,204)	$(1,903)	$(36,803)	$(39,910)

Balance at January 1, 2015	$(9,533)	$(2,517)	$(25,282)	$(37,332)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	15,945	(593)	(9,045)	6,307
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(318)	252	—	(66)
Net other comprehensive income (loss) during the period, net of tax	$15,627	$(341)	$(9,045)	$6,241
Balance at March 31, 2015	$6,094	$(2,858)	$(34,327)	$(31,091)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2016	2015
Accumulated unrealized losses on securities
Gains included in net income	$1,325	$524	Gains on available-for-sale securities, net
	1,325	524	Income before taxes
Tax effect	$(521)	$(206)	Income tax expense
Net of tax	$804	$318	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$255	$—	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	468	414	Interest on junior subordinated debentures
	(723)	(414)	Income before taxes
Tax effect	$284	$162	Income tax expense
Net of tax	$(439)	$(252)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(In thousands, except per share data)		March 31, 2016	March 31, 2015
Net income		$49,111	$39,052
Less: Preferred stock dividends and discount accretion		3,628	1,581
Net income applicable to common shares—Basic	(A)	45,483	37,471
Add: Dividends on convertible preferred stock, if dilutive		1,578	1,581
Net income applicable to common shares—Diluted	(B)	47,061	39,052
Weighted average common shares outstanding	(C)	48,448	47,239
Effect of dilutive potential common shares
Common stock equivalents		750	1,158
Convertible preferred stock, if dilutive		3,070	3,075
Total dilutive potential common shares		3,820	4,233
Weighted average common shares and effect of dilutive potential common shares	(D)	52,268	51,472
Net income per common share:
Basic	(A/C)	$0.94	$0.79
Diluted	(B/D)	$0.90	$0.76

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

(17) Regulatory Matters

The Company is a bank holding company that has elected to be treated by the Federal Reserve as a financial holding company for purposes of the Bank Holding Company Act of 1956 (as amended, the “BHC Act”). The activities of bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities determined by the Federal Reserve, by regulation or order prior to November 11, 1999, to be so closely related to banking as to be a proper incident thereto. Impermissible activities for bank holding companies and their subsidiaries include activities that are related to commerce, such as retail sales of nonfinancial products or manufacturing.

As a financial holding company, we may engage in an expanded range of activities, including securities and insurance activities conducted as agent or principal that are considered to be financial in nature. Moreover, financial holding companies may engage in activities incidental or complementary to financial activities, if the Federal Reserve determines that such activities pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. Maintaining our financial holding company status requires that our subsidiary banks remain “well-capitalized” and “well-managed” as defined by regulation, and maintain at least a “satisfactory” rating under the Community Reinvestment Act. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we must also remain well-capitalized and well-managed to maintain our financial holding company status. If we or our subsidiary banks fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions, and/or be required to cease and possibly divest of operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company.

In light of these requirements, the Company consistently monitors the capitalization of its banks, utilizing the ratios required by regulatory definition: 10.0%, 8.0%, 6.5% and 5.0% for each of total capital to risk-weighted assets, Tier I capital to risk-weighted assets, common equity Tier 1 capital to risk-weighted assets and Tier 1 leverage ratio, respectively. To maintain adequate capitalization in satisfaction of these required ratios, the Company from time to time makes subordinated loans to one or more of its subsidiary banks, with a corresponding intercompany subordinated note issued by such subsidiary bank to the Company on account of each such loan. Such subordinated indebtedness is included in the Company’s calculation of its subsidiary banks’ respective Tier 2 capital.

On April 29, 2016 the Company was informed by the Office of the Comptroller of the Currency (“OCC”) that the intercompany subordinated note agreements that the Company’s subsidiary national banks utilized to issue subordinated debt did not conform with the provisions of 12 CFR 5.47(f)(ii) and OCC Bulletin 2015-22, which were issued in early 2015. This ruling impacted four of the Company’s national bank subsidiaries: Beverly Bank & Trust Company, N.A. (“Beverly Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”).

Accordingly, the Company has recalculated the capitalization ratios of its affected subsidiary national banks to exclude subordinated debt that had been issued by such banks subsequent to January 1, 2015 from each bank’s respective Tier 2 capital. On April 29, 2016, each of these banks repaid to the Company 100% of their respective outstanding subordinated indebtedness, and the Company in turn infused corresponding amounts of capital surplus (Tier 1 capital) into the four banks as follows: (a) Beverly - $13.0 million; (b) Schaumburg - $10.3 million; (c) Barrington - $5.0 million; and (d) Old Plank - $4.0 million.

Following this effective substitution of Tier 1 capital for Tier 2 capital, the total capital to risk-weighted assets ratios of the four banks remained identical and each bank remains well capitalized. After excluding the following outstanding amounts of subordinated debt from Tier 2 capital, the recalculated total capital to risk-weighted assets ratios for each bank were as follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2016	2015	2015	2015	2015
Subordinated debt excluded from Tier 2 capital
Beverly Bank	$13,000	$13,000	$11,000	$11,000	$1,000
Schaumburg Bank	8,500	8,500	3,500	3,500	3,500
Barrington Bank	5,000	—	—	—	—
Old Plank Trail Bank	4,000	—	—	—	—

Total capital (to risk-weighted assets)
Beverly Bank	9.7%	9.6%	10.1%	10.2%	11.0%
Schaumburg Bank	10.2	10.3	10.7	10.8	10.7
Barrington Bank	11.4	11.3	11.6	11.4	11.1
Old Plank Trail Bank	10.8	11.3	11.8	11.6	11.9

The Company believes that all of its banks have effectively been consistently well capitalized at all times during 2015 and 2016. As a technical matter under these revised ratio calculations, however, Beverly was not considered to be well capitalized at December 31, 2015 or March 31, 2016. The Company considers this to be immaterial because of the amount of subordinated indebtedness that actually was held by Beverly as of both dates, respectively, notwithstanding the required recalculation to exclude subordinated indebtedness from Tier 2 capital. Nonetheless, because the Credit Agreement requires that the Company’s banks remain well capitalized under the regulatory ratios, the Company has received a waiver from the Required Lenders under the Credit Agreement, waiving any technical default that may have existed on these dates.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2016 compared with December 31, 2015 and March 31, 2015, and the results of operations for the three month periods ended March 31, 2016 and 2015, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2015 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

First Quarter Highlights

The Company recorded net income of $49.1 million for the first quarter of 2016 compared to $39.1 million in the first quarter of 2015. The results for the first quarter of 2016 demonstrate continued operating strengths including strong loan and deposit growth driving higher net interest income, higher fees from customer interest rate swaps and stable credit quality metrics as well as the early extinguishment of $15.0 million of junior subordinated debentures resulting in a $4.3 million gain. In the first quarter of 2016, the Company completed its acquisition of Generations and its one banking location in Pewaukee, Wisconsin.

The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $15.0 billion at March 31, 2015 and $17.1 billion at December 31, 2015 to $17.4 billion at March 31, 2016. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative, growth in the commercial, commercial real estate and life insurance premium finance receivables portfolios and the acquisition of Generations. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Consolidated Financial Statements in Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the first quarter of 2016, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2016, the Company had approximately $1.0 billion in overnight liquid funds and interest-bearing deposits with banks.

The Company recorded net interest income of $171.5 million in the first quarter of 2016 compared to $151.9 million in the first quarter of 2015. The higher level of net interest income recorded in the first quarter of 2016 compared to the first quarter of 2015 resulted primarily from a $2.5 billion increase in average loans, excluding covered loans as well as one additional day in the quarter. The increase in average loans, excluding covered loans, and one additional day was partially offset by a 12 basis point decline in the yield on earning assets, an increase in interest bearing deposits, and an increase in FHLB advances and borrowings under the Company's term credit facility at the end of the second quarter of 2015 (see "Net Interest Income" for further detail).

Non-interest income totaled $68.8 million in the first quarter of 2016, an increase of $4.2 million, or 7%, compared to the first quarter of 2015. The increase in the first quarter of 2016 compared to the first quarter of 2015 was primarily attributable to a $4.3 million gain from an extinguishment of debt, gains on sales of investment securities, increased operating lease income, higher interest rate swap fees and an increase in service charges on deposits (see “Non-Interest Income” for further detail).

Non-interest expense totaled $153.7 million in the first quarter of 2016, increasing $6.4 million, or 4%, compared to the first quarter of 2015. The increase compared to the first quarter of 2015 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from the various acquisitions, and higher staffing levels as the Company grows as well as higher commissions and incentive compensation, increased equipment expense, including operating lease equipment depreciation and higher data processing expenses (see “Non-Interest Expense” for further detail).

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures for the three months ended March 31, 2016, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2016	March 31, 2015	Percentage (%) or Basis Point (bp) Change
Net income	$49,111	$39,052	26%
Net income per common share—Diluted	0.90	0.76	18
Net revenue (1)	240,261	216,432	11
Net interest income	171,509	151,891	13
Net interest margin (2)	3.32%	3.42%	(10) bp
Net overhead ratio (2) (3)	1.49	1.69	(20)
Efficiency ratio (2) (4)	63.96	67.90	(394)
Return on average assets	0.86	0.80	6
Return on average common equity	8.55	7.64	91
Return on average tangible common equity	11.33	9.96	137

At end of period
Total assets	$23,488,168	$20,371,566	15%
Total loans, excluding loans held-for-sale, excluding covered loans	17,446,413	14,953,059	17
Total loans, including loans held-for-sale, excluding covered loans	17,760,967	15,399,414	15
Total deposits	19,217,071	16,938,769	13
Total shareholders’ equity	2,418,442	2,131,074	13
Tangible common equity ratio (TCE) (2)	7.2%	7.9%	(70) bp
Tangible common equity ratio, assuming full conversion of preferred stock (2)	7.8%	8.5%	(70)
Book value per common share (2)	$44.67	$42.30	6%
Tangible common book value per share (2)	34.20	33.04	4
Market price per common share	44.34	47.68	(7)
Excluding covered loans:
Allowance for credit losses to total loans (5)	0.64%	0.64%	—
Non-performing loans to total loans	0.51%	0.55%	(4) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	March 31,
(Dollars and shares in thousands)	2016	2015
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$192,231	$170,357
Taxable-equivalent adjustment:
- Loans	509	327
- Liquidity Management Assets	920	727
- Other Earning Assets	6	7
Interest Income - FTE	$193,666	$171,418
(B) Interest Expense (GAAP)	20,722	18,466
Net interest income - FTE	$172,944	$152,952
(C) Net Interest Income (GAAP) (A minus B)	$171,509	$151,891
(D) Net interest margin (GAAP-derived)	3.29%	3.40%
Net interest margin - FTE	3.32%	3.42%
(E) Efficiency ratio (GAAP-derived)	64.34%	68.23%
Efficiency ratio - FTE	63.96%	67.90%
(F) Net Overhead Ratio (GAAP-derived)	1.49%	1.69%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,418,442	$2,131,074
(G) Less: Convertible preferred stock	(126,257)	(126,427)
Less: Non-convertible preferred stock	(125,000)	—
Less: Intangible assets	(508,005)	(439,055)
(H) Total tangible common shareholders’ equity	$1,659,180	$1,565,592
Total assets	$23,488,168	$20,371,566
Less: Intangible assets	(508,005)	(439,055)
(I) Total tangible assets	$22,980,163	$19,932,511
Tangible common equity ratio (H/I)	7.2%	7.9%
Tangible common equity ratio, assuming full conversion of convertible preferred stock ((H-G)/I)	7.8%	8.5%
Calculation of book value per share
Total shareholders’ equity	$2,418,442	$2,131,074
Less: Preferred stock	(251,257)	(126,427)
(J) Total common equity	$2,167,185	$2,004,647
(K) Actual common shares outstanding	48,519	47,390
Book value per common share (J/K)	$44.67	$42.30
Tangible common book value per share (H/K)	$34.20	$33.04

Calculation of return on average common equity
(L) Net income applicable to common shares	45,483	37,471
Add: After-tax intangible asset amortization	812	615
(M) Tangible net income applicable to common shares	46,295	38,086
Total average shareholders' equity	2,389,770	2,114,356
Less: Average preferred stock	(251,262)	(126,445)
(N) Total average common shareholders' equity	2,138,508	1,987,911
Less: Average intangible assets	(495,594)	(436,456)
(O) Total average tangible common shareholders’ equity	1,642,914	1,551,455
Return on average common equity, annualized (L/N)	8.55%	7.64%
Return on average tangible common equity, annualized (M)/O)	11.33%	9.96%

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 55 of the Company’s 2015 Form 10-K.

Net Income

Net income for the quarter ended March 31, 2016 totaled $49.1 million, an increase of $10.1 million, or 26%, compared to the first quarter of 2015. On a per share basis, net income for the first quarter of 2016 totaled $0.90 per diluted common share compared to $0.76 in the first quarter of 2015.

The most significant factors impacting net income for the first quarter of 2016 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets, a $4.3 million gain from an extinguishment of debt, gains on sales of investment securities, increased operating lease income, higher interest rate swap fees and an increase in service charges on deposits. These improvements were offset by an increase in non-interest expense attributable to higher salary and employee benefit costs caused by the addition of employees from the various acquisitions, and higher staffing levels as the Company grows as well as higher commissions and incentive compensation, increased equipment expense, including operating lease equipment depreciation and higher data processing expenses.

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

Quarter Ended March 31, 2016 compared to the Quarters Ended December 31, 2015 and March 31, 2015

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the first quarter of 2016 as compared to the fourth quarter of 2015 (sequential quarters) and first quarter of 2015 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015
Liquidity management assets(1)(2)(7)	$3,300,138	$3,245,393	$2,868,906	$19,794	$18,621	$16,214	2.41%	2.28%	2.29%
Other earning assets(2)(3)(7)	28,731	29,792	27,717	236	244	201	3.31	3.26	2.94
Loans, net of unearned income(2)(4)(7)	17,508,593	16,889,922	15,031,917	171,625	168,060	151,316	3.94	3.95	4.08
Covered loans	141,351	154,846	214,211	2,011	1,871	3,687	5.72	4.79	6.98
Total earning assets(7)	$20,978,813	$20,319,953	$18,142,751	$193,666	$188,796	$171,418	3.71%	3.69%	3.83%
Allowance for loan and covered loan losses	(112,028)	(109,448)	(96,918)
Cash and due from banks	259,343	260,593	249,687
Other assets	1,776,785	1,754,014	1,519,086
Total assets	$22,902,913	$22,225,112	$19,814,606

Interest-bearing deposits	$13,717,333	$13,606,046	$12,863,507	$12,781	$12,617	$11,814	0.37%	0.37%	0.37%
Federal Home Loan Bank advances	825,104	441,669	347,456	2,886	2,684	2,156	1.41	2.41	2.52
Other borrowings	257,384	269,738	194,663	1,058	1,007	788	1.65	1.48	1.64
Subordinated notes	138,870	138,852	138,773	1,777	1,777	1,775	5.12	5.12	5.12
Junior subordinated notes	257,687	268,566	249,493	2,220	2,196	1,933	3.41	3.20	3.10
Total interest-bearing liabilities	$15,196,378	$14,724,871	$13,793,892	$20,722	$20,281	$18,466	0.55%	0.55%	0.54%
Non-interest bearing deposits	4,939,746	4,776,977	3,584,452
Other liabilities	377,019	375,719	321,906
Equity	2,389,770	2,347,545	2,114,356
Total liabilities and shareholders’ equity	$22,902,913	$22,225,112	$19,814,606
Interest rate spread(5)(7)							3.16%	3.14%	3.29%
Net free funds/contribution(6)	$5,782,435	$5,595,082	$4,348,859				0.16%	0.15%	0.13%
Net interest income/ margin(7)				$172,944	$168,515	$152,952	3.32%	3.29%	3.42%

(1)	Liquidity management assets include available-for-sale and held-to-maturity securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015 were $1.4 million, $1.3 million and $1.1 million respectively.

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

Analysis of Changes in Tax-equivalent Net Interest Income

The following table presents an analysis of the changes in the Company’s tax-equivalent net interest income comparing the three month periods ended March 31, 2016 to December 31, 2015 and March 31, 2015. The reconciliations set forth the changes in the tax-equivalent net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2016 Compared to Fourth Quarter of 2015	First Quarter of 2016 Compared to First Quarter of 2015
(Dollars in thousands)
Tax-equivalent net interest income for comparative period	$168,515	$152,952
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	3,555	21,473
Change due to interest rate fluctuations (rate)	2,725	(3,162)
Change due to number of days in each period	(1,851)	1,681
Tax-equivalent net interest income for the period ended March 31, 2016	$172,944	$172,944
Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$	%
(Dollars in thousands)	March 31, 2016	March 31, 2015	Change	Change
Brokerage	$6,057	$6,852	$(795)	(12)%
Trust and asset management	12,263	11,248	1,015	9
Total wealth management	18,320	18,100	220	1
Mortgage banking	21,735	27,800	(6,065)	(22)
Service charges on deposit accounts	7,406	6,297	1,109	18
Gains on available-for-sale securities, net	1,325	524	801	NM
Fees from covered call options	1,712	4,360	(2,648)	(61)
Trading losses, net	(168)	(477)	309	NM
Operating lease income, net	2,806	65	2,741	NM
Other:
Interest rate swap fees	4,438	2,191	2,247	NM
BOLI	472	766	(294)	(38)
Administrative services	1,069	1,026	43	4
Gain on extinguishment of debt	4,305	—	4,305	NM
Miscellaneous	5,332	3,889	1,443	37
Total Other	15,616	7,872	7,744	98
Total Non-Interest Income	$68,752	$64,541	$4,211	7%
NM - Not Meaningful

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current period as compared to the first quarter of 2015 is primarily attributable to growth in assets under management due to new customers. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at Wayne Hummer Investments.

The decrease in mortgage banking revenue in the first quarter of 2016 as compared to the same quarter of 2015 resulted primarily from lower origination volumes in the current quarter. Mortgage loans originated or purchased for sale were $736.6 million in the current quarter as compared to $941.7 million in the first quarter of 2015. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company typically originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis. The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Retail originations	$704,990	$892,541
Correspondent originations	31,658	49,110
(A) Total originations	$736,648	$941,651

Purchases as a percentage of originations	56%	43%
Refinances as a percentage of originations	44	57
Total	100%	100%

(B) Production revenue (1)	$20,021	$27,823
Production margin (A / B)	2.72%	2.95%

Loans serviced for others	$1,044,745	$882,270
Mortgage servicing rights, at fair value	10,128	7,852
Percentage of mortgage servicing rights to loans serviced for others	0.97%	0.89%

(1)	Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities.

The increase in service charges on deposit accounts in the current quarter is mostly a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.

The increase in net gains on available-for-sale securities in the current quarter primarily relate to the sale of mortgage-backed securities that were held in the Company's available-for-sale securities portfolio.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased in the current quarter compared to the first quarter of 2015 primarily as a result of selling call options against a smaller value of underlying securities resulting in lower premiums received by the Company. There were no outstanding call option contracts at March 31, 2016 and 2015.

The increase in operating lease income in the current quarter compared to the prior year quarter is primarily related to growth in business from the Company's leasing divisions.

The increase in other non-interest income in the current quarter as compared to the same period of 2015 is primarily due to the gain on the extinguishment of junior subordinated debentures, higher swap fee revenues resulting from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties and higher foreign currency re-measurement gains, partially offset by net losses on partnership investments and lower income on bank-owned life insurance.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2016	March 31, 2015
Salaries and employee benefits:
Salaries	$50,282	$46,848	$3,434	7%
Commissions and incentive compensation	26,375	25,494	881	3
Benefits	19,154	17,788	1,366	8
Total salaries and employee benefits	95,811	90,130	5,681	6
Equipment	8,767	7,779	988	13
Operating lease equipment depreciation	2,050	57	1,993	NM
Occupancy, net	11,948	12,351	(403)	(3)
Data processing	6,519	5,448	1,071	20
Advertising and marketing	3,779	3,907	(128)	(3)
Professional fees	4,059	4,664	(605)	(13)
Amortization of other intangible assets	1,298	1,013	285	28
FDIC insurance	3,613	2,987	626	21
OREO expense, net	560	1,411	(851)	(60)
Other:
Commissions—3rd party brokers	1,310	1,386	(76)	(5)
Postage	1,302	1,633	(331)	(20)
Miscellaneous	12,714	14,552	(1,838)	(13)
Total other	15,326	17,571	(2,245)	(13)
Total Non-Interest Expense	$153,730	$147,318	$6,412	4%

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the current quarter compared to the first quarter of 2015 primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows and an increase in employee benefits (primarily health plan and payroll taxes related).

Operating lease equipment depreciation increased in the current quarter compared to the first quarter of 2015 as a result of growth in business from the Company's leasing divisions.

The decrease in occupancy expenses in the current quarter compared to the first quarter of 2015 is primarily related to higher rental income for leased premises in the current quarter. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Excluding the effect of acquisition-related charges, the amount of data processing expenses incurred increased in the current quarter compared to the prior year quarter due to the overall growth of loan and deposit accounts.

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

The decrease in OREO expense in the current quarter compared to the same period of 2015 is primarily the result of higher gains recorded on OREO sales, fewer negative valuation adjustments of OREO properties and lower expenses to maintain OREO properties. OREO costs include all costs related to obtaining, maintaining and selling other real estate owned properties and are shown net of any gains from the sale of such properties.

The decrease in miscellaneous expenses in the current quarter as compared to the first quarter of 2015 is primarily a result of lower loan expenses, covered asset expenses and operating losses. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $29.4 million for the three months ended March 31, 2016, compared to $24.0 million for same period of 2015. The effective tax rates were 37.4% and 38.0% for the first quarters of 2016 and 2015, respectively.

Operating Segment Results

As described in Note 12 to the Consolidated Financial Statements in Item 1, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.

The community banking segment’s net interest income for the quarter ended March 31, 2016 totaled $141.7 million as compared to $122.7 million for the same period in 2015, an increase of $19.0 million, or 16%. The increase during the period is primarily attributable to growth in earning assets including those acquired in bank acquisitions. The community banking segment’s non-interest income totaled $45.7 million in the first quarter of 2016, an increase of $755,000, or 2%, when compared to the first quarter of 2015 total of $44.9 million. The increase in non-interest income in the current quarter was primarily attributable to a gain on extinguishment of debt and higher fees on interest rate swaps. The community banking segment’s net income for the quarter ended March 31, 2016 totaled $34.8 million, an increase of $9.8 million as compared to net income in the first quarter of 2015 of $25.0 million.

The specialty finance segment's net interest income totaled $21.2 million for the quarter ended March 31, 2016, compared to $21.0 million for the same period in 2015, an increase of $134,000, or 1%. The increase during the period is primarily attributable to growth in earning assets. The specialty finance segment’s non-interest income totaled $12.4 million and $7.9 million for the three month periods ending March 31, 2016 and 2015, respectively . The increase in non-interest income in the current year period is primarily the result of higher originations and increased balances related to the life insurance premium finance portfolio as well as increased leasing activity since the prior year period. Our commercial premium finance operations, life insurance finance operations, accounts receivable finance operations and lease financing operation accounted for 49%, 34%, 8% and 9%, respectively, of the total revenues of our specialty finance business for the three month period ending March 31, 2016. The net income of the specialty finance segment for the quarter ended March 31, 2016 totaled $11.5 million as compared to $11.0 million for the quarter ended March 31, 2015.

The wealth management segment reported net interest income of $4.5 million for the first quarter of 2016 compared to $4.2 million in the same quarter of 2015. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $968.5 million and $878.2 million in the first three months of 2016 and 2015, respectively. This segment recorded non-interest income of $18.8 million for the first quarter of 2016, which was relatively flat compared to $18.7 million for the first quarter of 2015. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $2.9 million for the first quarter of 2016 compared to $3.1 million for the first quarter of 2015.
Financial Condition
Total assets were $23.5 billion at March 31, 2016, representing an increase of $3.1 billion, or 15%, when compared to March 31, 2015 and an increase of approximately $578.8 million, or 10% on an annualized basis, when compared to December 31, 2015. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $20.7 billion at March 31, 2016, $20.2 billion at December 31, 2015, and $17.9 billion at March 31, 2015. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets
The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$4,687,571	22%	$4,427,439	22%	$3,979,193	22%
Commercial real estate	5,628,827	27	5,399,220	27	4,625,033	26
Home equity	779,503	4	789,639	4	713,537	4
Residential real estate (1)	913,849	4	906,819	4	805,620	4
Premium finance receivables	5,360,834	26	5,197,316	26	4,727,623	26
Other loans	138,009	1	169,489	1	180,911	1
Total loans, net of unearned income excluding covered loans (2)	$17,508,593	84%	$16,889,922	84%	$15,031,917	83%
Covered loans	141,351	1	154,846	1	214,211	1
Total average loans (2)	$17,649,944	85%	$17,044,768	85%	$15,246,128	84%
Liquidity management assets (3)	$3,300,138	15%	$3,245,393	15%	2,868,906	16%
Other earning assets (4)	28,731	—	29,792	—	27,717	—
Total average earning assets	$20,978,813	100%	$20,319,953	100%	$18,142,751	100%
Total average assets	$22,902,913		$22,225,112		$19,826,240
Total average earning assets to total average assets		92%		91%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Loans. Average total loans, net of unearned income, totaled $17.6 billion in the first quarter of 2016, increasing $2.4 billion, or 16%, from the first quarter of 2015 and $605.2 million, or 14% on an annualized basis, from the fourth quarter of 2015. Combined, the commercial and commercial real estate loan categories comprised 58% and 56% of the average loan portfolio in the first quarters of 2016 and 2015, respectively. Growth realized in these categories for the first quarter of 2016 as compared to the sequential and prior year periods is primarily attributable to the various bank acquisitions and increased business development efforts.

The increase in the home equity loan portfolio during the first quarter of 2016 compared to the first quarter of 2015 is primarily attributable to the various bank acquisitions. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $913.8 million in the first quarter of 2016, and increased $108.2 million, or 13% from the average balance of $805.6 million in same period of 2015. Additionally, compared to the quarter ended December 31, 2015, the average balance increased $7.0 million, or 3% on an annualized basis. The residential real estate loan category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue. Average mortgage loans held-for-sale decreased when compared to the quarter ended March 31, 2015 as result of lower origination volumes due to unfavorable changes in product and channel mix as well as more competitive pricing.

Average premium finance receivables totaled $5.4 billion in the first quarter of 2016, and accounted for 30% of the Company’s average total loans. The increase during 2016 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.5 billion of premium finance receivables were originated in the first quarter of 2016 compared to $1.6 billion during the same period of 2015. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 44% and 56%, respectively, of the average total balance of premium finance receivables for the first quarter of 2016, and 49% and 51%, respectively, for the first quarter of 2015.

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

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2016		December 31, 2015		March 31, 2015
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$4,890,246	28%	$4,713,909	27%	$4,211,932	28%
Commercial real estate	5,737,959	32	5,529,289	32	4,710,486	31
Home equity	774,342	4	784,675	5	709,283	5
Residential real estate	626,043	4	607,451	3	495,925	3
Premium finance receivables—commercial	2,320,987	13	2,374,921	14	2,319,623	15
Premium finance receivables—life insurance	2,976,934	17	2,961,496	17	2,375,654	16
Consumer and other	119,902	1	146,376	1	130,156	1
Total loans, net of unearned income, excluding covered loans	$17,446,413	99%	$17,118,117	99%	$14,953,059	99%
Covered loans	138,848	1	148,673	1	209,694	1
Total loans	$17,585,261	100%	$17,266,790	100%	$15,162,753	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios (excluding covered loans) as of March 31, 2016 and 2015:

	As of March 31, 2016			As of March 31, 2015
		% of	Allowance For Loan		% of	Allowance For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$3,404,555	32.0%	$26,932	$2,807,752	31.4%	$23,613
Franchise	274,558	2.6	3,213	225,762	2.6	1,645
Mortgage warehouse lines of credit	193,735	1.8	1,411	186,372	2.1	1,376
Asset-based lending	747,901	7.0	5,963	810,685	9.1	7,033
Leases	249,418	2.3	248	172,014	1.9	59
PCI - commercial loans (1)	20,079	0.2	668	9,347	0.1	—
Total commercial	$4,890,246	45.9%	$38,435	$4,211,932	47.2%	$33,726
Commercial Real Estate:
Construction	$391,322	3.7%	$4,236	$256,827	2.9%	$4,009
Land	95,580	0.9	3,233	89,042	1.0	2,216
Office	888,494	8.4	5,824	743,126	8.3	5,181
Industrial	742,956	7.0	6,440	604,326	6.8	4,289
Retail	897,467	8.4	5,829	742,527	8.3	4,856
Multi-family	763,073	7.2	7,581	655,403	7.3	4,925
Mixed use and other	1,795,717	17.0	12,116	1,552,563	17.4	11,413
PCI - commercial real estate (1)	163,350	1.5	4	66,672	0.8	113
Total commercial real estate	$5,737,959	54.1%	$45,263	$4,710,486	52.8%	$37,002
Total commercial and commercial real estate	$10,628,205	100.0%	$83,698	$8,922,418	100.0%	$70,728

Commercial real estate—collateral location by state:
Illinois	$4,533,361	79.0%		$3,750,211	79.6%
Wisconsin	585,809	10.2		476,966	10.1
Total primary markets	$5,119,170	89.2%		$4,227,177	89.7%
Florida	52,649	0.9		62,504	1.3
California	59,877	1.0		29,769	0.6
Arizona	39,705	0.7		13,787	0.3
Indiana	131,762	2.3		95,851	2.0
Other	334,796	5.9		281,398	6.1
Total	$5,737,959	100.0%		$4,710,486	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $38.4 million as of March 31, 2016 compared to $33.7 million as of March 31, 2015.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 89.2% of our commercial real estate loan portfolio is located in this region as of March 31, 2016. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of March 31, 2016, our allowance for loan losses related to this portfolio is $45.3 million compared to $37.0 million as of March 31, 2015.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines increased to $193.7 million as of March 31, 2016 from $186.4 million as of March 31, 2015.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2016, our residential loan portfolio totaled $626.0 million, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of March 31, 2016, $12.0 million of our residential real estate mortgages, or 1.9% of our residential real estate loan portfolio were classified as nonaccrual, $406,000 were 90 or more days past due and still accuring (0.1%), $10.3 million were 30 to 89 days past due (1.6%) and $603.4 million were current (96.4%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2016 and 2015 was $1.0 billion and $882.3 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2016, approximately $3.5 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.3 billion and $1.4 billion in commercial insurance premium finance receivables during the first quarter of 2016 and 2015, respectively. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. FIFC originated approximately $209.7 million in life insurance premium finance receivables in the first quarter of 2016 as compared to $167.6 million of originations in the first quarter of 2015. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Covered loans. Covered loans represent loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. The Company expects the covered loan portfolio to continue to decrease as these acquired loans are paid off and as loss sharing agreements expire. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the commercial loan portfolios at March 31, 2016 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2016	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$77,619	$649,077	$327,400	$1,054,096
Variable rate	3,819,422	12,765	3,963	3,836,150
Total commercial	$3,897,041	$661,842	$331,363	$4,890,246
Commercial real estate
Fixed rate	349,235	1,737,388	223,434	2,310,057
Variable rate	3,367,843	56,224	3,835	3,427,902
Total commercial real estate	$3,717,078	$1,793,612	$227,269	$5,737,959
Premium finance receivables, net of unearned income
Fixed rate	2,359,605	51,407	398	2,411,410
Variable rate	2,886,511	—	—	2,886,511
Total premium finance receivables (1)	$5,246,116	$51,407	$398	$5,297,921

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Loans past due greater than 90 days and still accruing (1):
Commercial	$338	$541	$—
Commercial real estate	1,260	—	—
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—commercial	9,548	10,294	8,062
Premium finance receivables—life insurance	1,641	—	—
Consumer and other	180	150	91
Total loans past due greater than 90 days and still accruing	12,967	10,985	8,153
Non-accrual loans (2):
Commercial	12,373	12,712	5,586
Commercial real estate	26,996	26,645	29,982
Home equity	9,365	6,848	7,665
Residential real estate	11,964	12,043	14,248
Premium finance receivables—commercial	15,350	14,561	15,902
Premium finance receivables—life insurance	—	—	—
Consumer and other	484	263	236
Total non-accrual loans	76,532	73,072	73,619
Total non-performing loans:
Commercial	12,711	13,253	5,586
Commercial real estate	28,256	26,645	29,982
Home equity	9,365	6,848	7,665
Residential real estate	11,964	12,043	14,248
Premium finance receivables—commercial	24,898	24,855	23,964
Premium finance receivables—life insurance	1,641	—	—
Consumer and other	664	413	327
Total non-performing loans	$89,499	$84,057	$81,772
Other real estate owned	24,022	26,849	33,131
Other real estate owned—from acquisitions	16,980	17,096	9,126
Other repossessed assets	171	174	259
Total non-performing assets	$130,672	$128,176	$124,288
TDRs performing under the contractual terms of the loan agreement	34,949	42,744	54,687
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.26%	0.28%	0.13%
Commercial real estate	0.49	0.48	0.64
Home equity	1.21	0.87	1.08
Residential real estate	1.91	1.98	2.87
Premium finance receivables—commercial	1.07	1.05	1.03
Premium finance receivables—life insurance	0.06	—	—
Consumer and other	0.55	0.28	0.25
Total non-performing loans	0.51%	0.49%	0.55%
Total non-performing assets, as a percentage of total assets	0.56%	0.56%	0.61%
Allowance for loan losses as a percentage of total non-performing loans	123.10%	125.39%	115.50%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $17.6 million, $9.1 million, and $12.5 million as of March 31, 2016, December 31, 2015, March 31, 2015 respectively.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at March 31, 2016 and December 31, 2015:

		90+ days	60-89	30-59
As of March 31, 2016		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,370	$338	$3,228	$25,608	$3,363,011	$3,404,555
Franchise	—	—	—	1,400	273,158	274,558
Mortgage warehouse lines of credit	—	—	—	1,491	192,244	193,735
Asset-based lending	3	—	117	10,597	737,184	747,901
Leases	—	—	—	5,177	244,241	249,418
PCI - commercial (1)	—	1,893	—	128	18,058	20,079
Total commercial	12,373	2,231	3,345	44,401	4,827,896	4,890,246
Commercial real estate
Construction	273	—	—	2,023	389,026	391,322
Land	1,746	—	—	—	93,834	95,580
Office	7,729	1,260	980	12,571	865,954	888,494
Industrial	10,960	—	—	3,935	728,061	742,956
Retail	1,633	—	2,397	2,657	890,780	897,467
Multi-family	287	—	655	2,047	760,084	763,073
Mixed use and other	4,368	—	187	12,312	1,778,850	1,795,717
PCI - commercial real estate (1)	—	24,738	1,573	10,344	126,695	163,350
Total commercial real estate	26,996	25,998	5,792	45,889	5,633,284	5,737,959
Home equity	9,365	—	791	4,474	759,712	774,342
Residential real estate, including PCI	11,964	406	193	10,108	603,372	626,043
Premium finance receivables
Commercial insurance loans	15,350	9,548	5,583	15,086	2,275,420	2,320,987
Life insurance loans	—	1,641	3,432	198	2,675,525	2,680,796
PCI - life insurance loans (1)	—	—	—	—	296,138	296,138
Consumer and other, including PCI	484	245	118	364	118,691	119,902
Total loans, net of unearned income, excluding covered loans	$76,532	$40,069	$19,254	$120,520	$17,190,038	$17,446,413
Covered loans	5,324	7,995	349	6,491	118,689	138,848
Total loans, net of unearned income	$81,856	$48,064	$19,603	$127,011	$17,308,727	$17,585,261

Aging as a % of Loan Balance: As of March 31, 2016	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.4%	—%	0.1%	0.8%	98.7%	100.0%
Franchise	—	—	—	0.5	99.5	100.0
Mortgage warehouse lines of credit	—	—	—	0.8	99.2	100.0
Asset-based lending	—	—	—	1.4	98.6	100.0
Leases	—	—	—	2.1	97.9	100.0
PCI - commercial (1)	—	9.4	—	0.6	90.0	100.0
Total commercial	0.3	—	0.1	0.9	98.7	100.0
Commercial real estate
Construction	0.1	—	—	0.5	99.4	100.0
Land	1.8	—	—	—	98.2	100.0
Office	0.9	0.1	0.1	1.4	97.5	100.0
Industrial	1.5	—	—	0.5	98.0	100.0
Retail	0.2	—	0.3	0.3	99.2	100.0
Multi-family	—	—	0.1	0.3	99.6	100.0
Mixed use and other	0.2	—	—	0.7	99.1	100.0
PCI - commercial real estate (1)	—	15.1	1.0	6.3	77.6	100.0
Total commercial real estate	0.5	0.5	0.1	0.8	98.1	100.0
Home equity	1.2	—	0.1	0.6	98.1	100.0
Residential real estate, including PCI	1.9	0.1	—	1.6	96.4	100.0
Premium finance receivables
Commercial insurance loans	0.7	0.5	0.2	0.6	98.0	100.0
Life insurance loans	—	0.1	0.1	—	99.8	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.4	0.2	0.1	0.3	99.0	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.1%	0.7%	98.6%	100.0%
Covered loans	3.8	5.8	0.3	4.7	85.4	100.0
Total loans, net of unearned income	0.5%	0.3%	0.1%	0.7%	98.4%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		90+ days	60-89	30-59
As of December 31, 2015		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,704	$6	$6,749	$12,930	$3,226,139	$3,258,528
Franchise	—	—	—	—	245,228	245,228
Mortgage warehouse lines of credit	—	—	—	—	222,806	222,806
Asset-based lending	8	—	3,864	1,844	736,968	742,684
Leases	—	535	748	4,192	220,599	226,074
PCI - commercial (1)	—	892	—	2,510	15,187	18,589
Total commercial	12,712	1,433	11,361	21,476	4,666,927	4,713,909
Commercial real estate
Construction	306	—	1,371	1,645	355,338	358,660
Land	1,751	—	—	120	76,546	78,417
Office	4,619	—	764	3,817	853,801	863,001
Industrial	9,564	—	1,868	1,009	715,207	727,648
Retail	1,760	—	442	2,310	863,887	868,399
Multi-family	1,954	—	597	6,568	733,230	742,349
Mixed use and other	6,691	—	6,723	7,215	1,712,187	1,732,816
PCI - commercial real estate (1)	—	22,111	4,662	16,559	114,667	157,999
Total commercial real estate	26,645	22,111	16,427	39,243	5,424,863	5,529,289
Home equity	6,848	—	1,889	5,517	770,421	784,675
Residential real estate, including PCI	12,043	488	2,166	3,903	588,851	607,451
Premium finance receivables
Commercial insurance loans	14,561	10,294	6,624	21,656	2,321,786	2,374,921
Life insurance loans	—	—	3,432	11,140	2,578,632	2,593,204
PCI - life insurance loans (1)	—	—	—	—	368,292	368,292
Consumer and other, including PCI	263	211	204	1,187	144,511	146,376
Total loans, net of unearned income, excluding covered loans	$73,072	$34,537	$42,103	$104,122	$16,864,283	$17,118,117
Covered loans	5,878	7,335	703	5,774	128,983	148,673
Total loans, net of unearned income	$78,950	$41,872	$42,806	$109,896	$16,993,266	$17,266,790

Aging as a % of Loan Balance: As of December 31, 2015	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.4%	—%	0.2%	0.4%	99.0%	100.0%
Franchise	—	—	—	—	100.0	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.5	0.3	99.2	100.0
Leases	—	0.2	0.3	1.9	97.6	100.0
PCI - commercial (1)	—	4.8	—	13.5	81.7	100.0
Total commercial	0.3	—	0.2	0.5	99.0	100.0
Commercial real estate
Construction	0.1	—	0.4	0.5	99.0	100.0
Land	2.2	—	—	0.2	97.6	100.0
Office	0.5	—	0.1	0.4	99.0	100.0
Industrial	1.3	—	0.3	0.1	98.3	100.0
Retail	0.2	—	0.1	0.3	99.4	100.0
Multi-family	0.3	—	0.1	0.9	98.7	100.0
Mixed use and other	0.4	—	0.4	0.4	98.8	100.0
PCI - commercial real estate (1)	—	14.0	3.0	10.5	72.5	100.0
Total commercial real estate	0.5	0.4	0.3	0.7	98.1	100.0
Home equity	0.9	—	0.2	0.7	98.2	100.0
Residential real estate, including PCI	2.0	0.1	0.4	0.6	96.9	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.4	0.3	0.9	97.8	100.0
Life insurance loans	—	—	0.1	0.4	99.5	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.2	0.1	0.1	0.8	98.8	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.2%	0.6%	98.6%	100.0%
Covered loans	4.0	4.9	0.5	3.9	86.7	100.0
Total loans, net of unearned income	0.5%	0.2%	0.2%	0.6%	98.5%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2016, only $19.3 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $120.5 million or 0.7%, were 30 to 59 days (or one payment) past due. As of December 31, 2015, $42.1 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $104.1 million, or 0.6%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real estate loans with delinquencies from 30 to 89 days past-due increased $10.9 million since December 31, 2015.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2016 that were current with regard to the contractual terms of the loan agreement represent 98.1% of the total home equity portfolio. Residential real estate loans, excluding PCI loans, at March 31, 2016 that were current with regards to the contractual terms of the loan agreements comprise 96.4% of total residential real estate loans outstanding.

Nonperforming Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$84,057	$78,677
Additions, net	12,166	8,980
Return to performing status	(2,006)	(716)
Payments received	(3,308)	(4,369)
Transfer to OREO and other repossessed assets	(2,080)	(2,540)
Charge-offs	(533)	(1,801)
Net change for niche loans (1)	1,203	3,541
Balance at end of period	$89,499	$81,772

(1)	This includes activity for premium finance receivables and indirect consumer loans.

PCI loans are excluded from non-performing loans as they continue to earn interest income from the related accretable yield, independent of performance with contractual terms of the loan. See Note 7 of the Consolidated Financial Statements in Item 1 for further discussion of non-performing loans and the loan aging during the respective periods.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable and reasonably estimable loan losses that our loan portfolio is expected to incur. The allowance for loan losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “How We Determine the Allowance for Credit Losses” in this Item 2. This process is subject to review at each of our bank subsidiaries by the applicable regulatory authority, including the Federal Reserve Bank of Chicago, the Office of the Comptroller of the Currency, the State of Illinois and the State of Wisconsin.

Management determined that the allowance for loan losses was appropriate at March 31, 2016, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Allowance for loan losses at beginning of period	$105,400	$91,705
Provision for credit losses	8,423	6,185
Other adjustments	(78)	(248)
Reclassification from (to) allowance for unfunded lending-related commitments	(81)	(113)
Charge-offs:
Commercial	671	677
Commercial real estate	671	1,005
Home equity	1,052	584
Residential real estate	493	631
Premium finance receivables—commercial	2,480	1,263
Premium finance receivables—life insurance	—	—
Consumer and other	107	111
Total charge-offs	5,474	4,271
Recoveries:
Commercial	629	370
Commercial real estate	369	312
Home equity	48	48
Residential real estate	112	76
Premium finance receivables—commercial	787	329
Premium finance receivables—life insurance	—	—
Consumer and other	36	53
Total recoveries	1,981	1,188
Net charge-offs	(3,493)	(3,083)
Allowance for loan losses at period end	$110,171	$94,446
Allowance for unfunded lending-related commitments at period end	1,030	888
Allowance for credit losses at period end	$111,201	$95,334
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.00%	0.03%
Commercial real estate	0.02	0.06
Home equity	0.52	0.30
Residential real estate	0.17	0.28
Premium finance receivables—commercial	0.29	0.16
Premium finance receivables—life insurance	—	—
Consumer and other	0.20	0.13
Total loans, net of unearned income, excluding covered loans	0.08%	0.08%
Net charge-offs as a percentage of the provision for credit losses	41.47%	49.87%
Loans at period-end, excluding covered loans	$17,446,413	$14,953,059
Allowance for loan losses as a percentage of loans at period end	0.63%	0.63%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.64%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.0 million and $888,000 as of March 31, 2016 and March 31, 2015, respectively.

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

At March 31, 2016, the Company had $96.1 million of impaired loans with $50.7 million of this balance requiring $7.8 million of specific impairment reserves. At December 31, 2015, the Company had $101.3 million of impaired loans with $50.0 million of this balance requiring $6.4 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from December 31, 2015 to March 31, 2016 occurred within the mixed use and other commercial real estate portfolio. The recorded investment and specific impairment reserves in this portfolio decreased $2.8 million and $277,000, respectively, which was primarily the result of two notes no longer being impaired at March 31, 2016. The increase in specific impairment reserves during the period was primarily due to two loans within the home equity portfolio becoming non-performing and requiring $1.4 million of specific impairment reserves. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.
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

We determine this component of the allowance for loan losses by classifying each loan into (i) categories based on the type of collateral that secures the loan (if any), and (ii) one of ten categories based on the credit risk rating of the loan, as described above under “Past Due Loans and Non-Performing Assets” in this Item 2. Each combination of collateral and credit risk rating is then assigned a specific loss factor that incorporates the following factors:

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

TDRs

At March 31, 2016, the Company had $52.6 million in loans modified in TDRs. The $52.6 million in TDRs represents 102 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased slghtly from $51.9 million representing 102 credits at December 31, 2015 and decreased from $67.2 million representing 125 credits at March 31, 2015.

Concessions were granted on a case-by-case basis working with these borrowers to find modified terms that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 7 of the Consolidated Financial Statements in Item 1 of this report for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at March 31, 2016 and approximately $3.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at March 31, 2016, the Company was committed to lend additional funds to borrowers totaling $20,000 under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Accruing TDRs:
Commercial	$5,143	$5,613	$6,273
Commercial real estate	25,548	32,777	45,417
Residential real estate and other	4,258	4,354	2,997
Total accruing TDRs	$34,949	$42,744	$54,687
Non-accrual TDRs: (1)
Commercial	$82	$134	$184
Commercial real estate	14,340	5,930	8,229
Residential real estate and other	3,184	3,045	4,118
Total non-accrual TDRs	$17,606	$9,109	$12,531
Total TDRs:
Commercial	$5,225	$5,747	$6,457
Commercial real estate	39,888	38,707	53,646
Residential real estate and other	7,442	7,399	7,115
Total TDRs	$52,555	$51,853	$67,218
Weighted-average contractual interest rate of TDRs	4.35%	4.13%	4.04%

(1)	Included in total non-performing loans.

TDR Rollforward

The table below presents a summary of TDRs as of March 31, 2016 and March 31, 2015, and shows the changes in the balance during those periods:

Three Months Ended March 31, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,747	$38,707	$7,399	$51,853
Additions during the period	42	8,521	160	8,723
Reductions:
Charge-offs	(20)	(424)	—	(444)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	(4,417)	—	(4,417)
Payments received	(544)	(2,499)	(117)	(3,160)
Balance at period end	$5,225	$39,888	$7,442	$52,555

Three Months Ended March 31, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,576	$67,623	$7,076	$82,275
Additions during the period	—	—	294	294
Reductions:
Charge-offs	(397)	(1)	(33)	(431)
Transferred to OREO and other repossessed assets	(562)	(1,519)	—	(2,081)
Removal of TDR loan status (1)	(76)	(8,382)	—	(8,458)
Payments received	(84)	(4,075)	(222)	(4,381)
Balance at period end	$6,457	$53,646	$7,115	$67,218

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

	Three Months Ended
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Balance at beginning of period	$43,945	$51,880	$45,642
Disposal/resolved	(6,766)	(9,156)	(6,846)
Transfers in at fair value, less costs to sell	3,291	2,345	3,831
Transfers in from covered OREO subsequent to loss share expiration	—	69	—
Additions from acquisition	1,064	—	761
Fair value adjustments	(532)	(1,193)	(1,131)
Balance at end of period	$41,002	$43,945	$42,257

	Period End
(Dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Residential real estate	$11,006	$11,322	$7,250
Residential real estate development	2,320	2,914	2,687
Commercial real estate	27,676	29,709	32,320
Total	$41,002	$43,945	$42,257

Deposits

Total deposits at March 31, 2016 were $19.2 billion, an increase of $2.3 billion, or 13%, compared to total deposits at March 31, 2015. See Note 9 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2016:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2016 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$39,008	$55,793	$149,291	$651,559	$895,651	0.51%
4-6 months	165,622	43,096	—	618,340	827,058	0.75%
7-9 months	—	40,380	—	555,172	595,552	0.78%
10-12 months	—	21,783	—	516,014	537,797	0.79%
13-18 months	43,836	10,977	—	565,103	619,916	0.95%
19-24 months	2,743	6,161	—	171,296	180,200	0.92%
24+ months	3,197	14,895	—	282,576	300,668	1.27%
Total	$254,406	$193,085	$149,291	$3,360,060	$3,956,842	0.78%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2016		December 31, 2015		March 31, 2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$4,939,746	26%	$4,776,977	26%	$3,584,452	21%
NOW and interest bearing demand deposits	2,331,298	12	2,269,368	12	2,220,911	14
Wealth management deposits	1,591,638	9	1,500,751	8	1,287,880	8
Money market	4,109,657	22	4,067,603	22	3,726,151	23
Savings	1,743,181	9	1,693,457	9	1,537,283	9
Time certificates of deposit	3,941,559	22	4,074,867	22	4,091,282	25
Total average deposits	$18,657,079	100%	$18,383,023	100%	$16,447,959	100%

Total average deposits for the first quarter of 2016 were $18.7 billion, an increase of $2.2 billion, or 13%, from the first quarter of 2015. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $1.4 billion, or 38%, in the first quarter of 2016 compared to the first quarter of 2015.

Wealth management deposits are funds from the brokerage customers of WHI, the trust and asset management customers of the Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks (“wealth management deposits” in the table above). Wealth Management deposits consist primarily of money market accounts. Consistent with reasonable interest rate risk parameters, these funds have generally been invested in loan production of the banks as well as other investments suitable for banks.

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

	March 31,		December 31,
(Dollars in thousands)	2016	2015	2015	2014	2013
Total deposits	$19,217,071	$16,938,769	$18,639,634	$16,281,844	$14,668,789
Brokered deposits	947,910	926,387	862,026	718,986	476,139
Brokered deposits as a percentage of total deposits	4.9%	5.5%	4.6%	4.4%	3.2%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015
Federal Home Loan Bank advances	$825,104	$441,669	$347,456
Other borrowings:
Notes payable	67,388	71,136	—
Short-term borrowings	55,056	65,389	53,920
Secured borrowings	116,104	114,313	122,145
Other	18,836	18,900	18,598
Total other borrowings	$257,384	$269,738	$194,663
Subordinated notes	138,870	138,852	138,773
Junior subordinated debentures	257,687	268,566	249,493
Total other funding sources	$1,479,045	$1,118,825	$930,385
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $799.5 million at March 31, 2016, compared to $853.4 million at December 31, 2015 and $406.8 million at March 31, 2015.

Notes payable balances represent the balances on a $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2016, the Company had a balance under the term facility of $63.7 million compared to $67.4 million at December 31, 2015 and no balance at March 31, 2015. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At March 31, 2016, December 31, 2015 and March 31, 2015, the Company had no outstanding balance on the $75.0 million revolving credit facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $47.7 million at March 31, 2016 compared to $63.9 million at December 31, 2015 and $50.1 million at March 31, 2015. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The proceeds received from these transactions are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $123.0 million at March 31, 2016 compared to $115.5 million at December 31, 2015 and $118.1 million at March 31, 2015. At March 31, 2016, the interest rate of the Canadian Secured Borrowing was 1.5322%.

Other borrowings include a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company and non-recourse notes issued by the Company to other banks related to certain capital leases. At March 31, 2016, the fixed-rate promissory note had a balance of $18.1 million compared to $18.3 million at December 31, 2015 and $18.5 million at March 31, 2015.

At March 31, 2016, the Company had outstanding subordinated notes totaling $138.9 million compared to $138.9 million and $138.8 million outstanding at December 31, 2015 and March 31, 2015, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of March 31, 2016 compared to $268.6 million outstanding at December 31, 2015 and $249.5 million outstanding at March 31, 2015. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. The balance increased $19.1 million in 2015 as a result of the addition of the Suburban Illinois Capital Trust II and Community Financial Shares Statutory Trust II acquired as a part of the acquisitions of Suburban and CFIS, respectively. Additionally, in January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt. Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting in 2015, a portion of these junior subordinated debentures qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At December 31, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. At March 31, 2015, $60.5 million and $181.5 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

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

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the Federal Reserve Bank for a bank holding company:

	March 31, 2016	December 31, 2015	March 31, 2015
Leverage ratio	8.7%	9.1%	9.2%
Tier 1 capital to risk-weighted assets	9.6	10.0	10.1
Common equity Tier 1 capital to risk-weighted assets	8.4	8.4	9.1
Total capital to risk-weighted assets	12.1	12.2	12.5
Total average equity-to-total average assets(1)	10.4	10.6	10.7

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes 10, 11 and 16 of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the Federal Reserve for bank holding companies.

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company's fixed-to-floating rate non-cumulative perpetual preferred stock, Series D, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January of 2016, the Company declared a quarterly cash dividend of $0.12 per common share. In January, April, July and October of 2015, the Company declared a quarterly cash dividend of $0.11 per common share.

See Note 16 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D and Series C preferred stock in June 2015 and March 2012, respectively. The Company hereby incorporates by reference Note 17 of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2015 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•
difficult economic conditions have adversely affected our company and the financial services industry in general and further deterioration in economic conditions may materially adversely affect our business, financial condition, results of operations and cash flows;

•	since our business is concentrated in the Chicago metropolitan and southern Wisconsin market areas, further declines in the economy of this region could adversely affect our business;

•	if our allowance for loan losses is not sufficient to absorb losses that may occur in our loan portfolio, our financial condition and liquidity could suffer;

•	a significant portion of our loan portfolio is comprised of commercial loans, the repayment of which is largely dependent upon the financial success and economic viability of the borrower;

•
a substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to additional losses, which could have a material adverse effect on our financial condition and results of operations;

•	any inaccurate assumptions in our analytical and forecasting models could cause us to miscalculate our projected revenue or losses, which could adversely affect our financial condition;

•	unanticipated changes in prevailing interest rates and the effects of changing regulation could adversely affect our net interest income, which is our largest source of income;

•	our liquidity position may be negatively impacted if economic conditions continue to suffer;

•	the financial services industry is very competitive, and if we are not able to compete effectively, we may lose market share and our business could suffer;

•
if we are unable to compete effectively, we will lose market share and income from deposits, loans and other products may be reduced. This could adversely affect our profitability and have a material adverse effect on our business, financial condition and results of operations;

•	if we are unable to continue to identify favorable acquisitions or successfully integrate our acquisitions, our growth may be limited and our results of operations could suffer;

•	our participation in FDIC-assisted acquisitions may present additional risks to our financial condition and results of operations;

•	an actual or perceived reduction in our financial strength may cause others to reduce or cease doing business with us, which could result in a decrease in our net interest income and fee revenues;

•	if our growth requires us to raise additional capital, that capital may not be available when it is needed or the cost of that capital may be very high;

•	disruption in the financial markets could result in lower fair values for our investment securities portfolio;

•	our controls and procedures may fail or be circumvented;

•	new lines of business and new products and services are essential to our ability to compete but may subject us to additional risks;

•	failures of our information technology systems may adversely affect our operations;

•	failures by or of our vendors may adversely affect our operations;

•	we issue debit cards, and debit card transactions pose a particular cybersecurity risk that is outside of our control;

•	we depend on the accuracy and completeness of information we receive about our customers and counterparties to make credit decisions;

•
if we are unable to attract and retain experienced and qualified personnel, our ability to provide high quality service will be diminished, we may lose key customer relationships, and our results of operations may suffer;

•	we are subject to environmental liability risk associated with lending activities;

•	we are subject to claims and legal actions which could negatively affect our results of operations or financial condition;

•
losses incurred in connection with actual or projected repurchases and indemnification payments related to mortgages that we have sold into the secondary market may exceed our financial statement reserves and we may be required to increase such reserves in the future. Increases to our reserves and losses incurred in connection with actual loan repurchases and indemnification payments could have a material adverse effect on our business, financial condition, results of operations or cash flows;

•	consumers may decide not to use banks to complete their financial transactions, which could adversely affect our business and results of operations;

•	we may be adversely impacted by the soundness of other financial institutions;

•	de novo operations often involve significant expenses and delayed returns and may negatively impact Wintrust's profitability;

•	we are subject to examinations and challenges by tax authorities, and changes in federal and state tax laws and changes in interpretation of existing laws can impact our financial results;

•	changes in accounting policies or accounting standards could materially adversely affect how we report our financial results and financial condition;

•	we are a bank holding company, and our sources of funds, including to pay dividends, are limited;

•	anti-takeover provisions could negatively impact our shareholders;

•	if we fail to meet our regulatory capital ratios, we may be forced to raise capital or sell assets;

•	if our credit rating is lowered, our financing costs could increase;

•	changes in the United States’ monetary policy may restrict our ability to conduct our business in a profitable manner;

•
legislative and regulatory actions taken now or in the future regarding the financial services industry may significantly increase our costs or limit our ability to conduct our business in a profitable manner;

•
financial reform legislation and increased regulatory rigor around mortgage-related issues may reduce our ability to market our products to consumers and may limit our ability to profitably operate our mortgage business;

•
federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business;

•	regulatory initiatives regarding bank capital requirements may require heightened capital;

•	our FDIC insurance premiums may increase, which could negatively impact our results of operations;

•	non-compliance with the USA PATRIOT Act, Bank Secrecy Act or other laws and regulations could result in fines or sanctions;

•	our premium finance business may involve a higher risk of delinquency or collection than our other lending operations, and could expose us to losses;

•
widespread financial difficulties or credit downgrades among commercial and life insurance providers could lessen the value of the collateral securing our premium finance loans and impair the financial condition and liquidity of FIFC and FIFC Canada;

•	proposed regulatory changes could significantly reduce loan volume and impair the financial condition of FIFC; and

•	our wealth management business in general, and WHI's brokerage operation, in particular, exposes us to certain risks associated with the securities industry.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2016, December 31, 2015 and March 31, 2015 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2016	16.4%	8.9%	(8.7)%
December 31, 2015	16.1%	8.7%	(10.6)%
March 31, 2015	16.7%	8.4%	(9.3)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2016	7.5%	3.7%	(3.7)%
December 31, 2015	7.3%	3.9%	(4.4)%
March 31, 2015	6.8%	3.0%	(3.7)%

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 13 of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s derivative financial instruments.

During the first quarter of 2016, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2016.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. ("Lehman Holdings") sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of a dispute. Wintrust Mortgage must respond to the complaint by May 31, 2016.

The Company has reserved an amount for the Lehman Holdings action that is immaterial to its results of operations or financial condition. Such litigation and threatened litigation actions necessarily involve substantial uncertainty and it is not possible at this time to predict the ultimate resolution or to determine whether, or to what extent, any loss with respect to these legal proceedings may exceed the amounts reserved by the Company.

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

Item 1A: Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2016. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:

(a)	Exhibits

3.1
Amended and Restated By-Laws of Wintrust Financial Corporation  (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2016)

10.1	Form of Performance Award Agreement - Cash Settled under the Company's 2015 Stock Incentive Plan

10.2	Form of Nonqualified Stock Option Agreement under the Company's 2015 Stock Incentive Plan

10.3	Form of Performance Award Agreement - Share-Settled under the Company's 2015 Stock Incentive Plan

10.4	Form of Performance Award Agreement - Cash Settled under the Company's 2015 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	May 9, 2016	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)