Form 10-Q
period 2016-06-30
WINTRUST FINANCIAL CORP
filed 2016-08-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common Stock — no par value, 51,671,067 shares, as of July 31, 2016

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2016	December 31, 2015	June 30, 2015
Assets
Cash and due from banks	$267,551	$271,454	$248,094
Federal funds sold and securities purchased under resale agreements	4,024	4,341	4,115
Interest bearing deposits with banks	693,269	607,782	591,721
Available-for-sale securities, at fair value	637,663	1,716,388	2,162,061
Held-to-maturity securities, at amortized cost ($1.0 billion and $878.1 million fair value at June 30, 2016 and December 31, 2015, respectively)	992,211	884,826	—
Trading account securities	3,613	448	1,597
Federal Home Loan Bank and Federal Reserve Bank stock	121,319	101,581	89,818
Brokerage customer receivables	26,866	27,631	29,753
Mortgage loans held-for-sale	554,256	388,038	497,283
Loans, net of unearned income, excluding covered loans	18,174,655	17,118,117	15,513,650
Covered loans	105,248	148,673	193,410
Total loans	18,279,903	17,266,790	15,707,060
Allowance for loan losses	(114,356)	(105,400)	(100,204)
Allowance for covered loan losses	(2,412)	(3,026)	(2,215)
Net loans	18,163,135	17,158,364	15,604,641
Premises and equipment, net	595,792	592,256	571,498
Lease investments, net	103,749	63,170	13,447
FDIC indemnification asset	—	—	3,429
Accrued interest receivable and other assets	670,014	597,099	533,175
Trade date securities receivable	1,079,238	—	—
Goodwill	486,095	471,761	421,646
Other intangible assets	21,821	24,209	17,924
Total assets	$24,420,616	$22,909,348	$20,790,202
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$5,367,672	$4,836,420	$3,910,310
Interest bearing	14,674,078	13,803,214	13,172,108
Total deposits	20,041,750	18,639,634	17,082,418
Federal Home Loan Bank advances	588,055	853,431	435,721
Other borrowings	252,611	265,785	261,674
Subordinated notes	138,915	138,861	138,808
Junior subordinated debentures	253,566	268,566	249,493
Trade date securities payable	40,000	538	—
Accrued interest payable and other liabilities	482,124	390,259	357,106
Total liabilities	21,797,021	20,557,074	18,525,220
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,257 shares issued and outstanding at June 30, 2016, 126,287 shares issued and outstanding at December 31, 2015, and 126,312 shares issued and outstanding at June 30, 2015	126,257	126,287	126,312
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2016, December 31, 2015 and June 30, 2015	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2016, December 31, 2015 and June 30, 2015; 51,708,585 shares issued at June 30, 2016, 48,468,894 shares issued at December 31, 2015 and 47,762,681 shares issued at June 30, 2015	51,708	48,469	47,763
Surplus	1,350,751	1,190,988	1,159,052
Treasury stock, at cost, 89,430 shares at June 30, 2016, 85,615 shares at December 31, 2015, and 85,424 shares at June 30, 2015	(4,145)	(3,973)	(3,964)
Retained earnings	1,008,464	928,211	872,690
Accumulated other comprehensive loss	(34,440)	(62,708)	(61,871)
Total shareholders’ equity	2,623,595	2,352,274	2,264,982
Total liabilities and shareholders’ equity	$24,420,616	$22,909,348	$20,790,202
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income
Interest and fees on loans	$178,530	$159,823	$351,657	$314,499
Interest bearing deposits with banks	793	305	1,539	621
Federal funds sold and securities purchased under resale agreements	1	1	2	3
Investment securities	16,398	14,071	33,588	28,471
Trading account securities	14	51	25	64
Federal Home Loan Bank and Federal Reserve Bank stock	1,112	785	2,049	1,554
Brokerage customer receivables	216	205	435	386
Total interest income	197,064	175,241	389,295	345,598
Interest expense
Interest on deposits	13,594	11,996	26,375	23,810
Interest on Federal Home Loan Bank advances	2,984	1,812	5,870	3,968
Interest on other borrowings	1,086	787	2,144	1,575
Interest on subordinated notes	1,777	1,777	3,554	3,552
Interest on junior subordinated debentures	2,353	1,977	4,573	3,910
Total interest expense	21,794	18,349	42,516	36,815
Net interest income	175,270	156,892	346,779	308,783
Provision for credit losses	9,129	9,482	17,163	15,561
Net interest income after provision for credit losses	166,141	147,410	329,616	293,222
Non-interest income
Wealth management	18,852	18,476	37,172	36,576
Mortgage banking	36,807	36,007	58,542	63,807
Service charges on deposit accounts	7,726	6,474	15,132	12,771
Gains (losses) on investment securities, net	1,440	(24)	2,765	500
Fees from covered call options	4,649	4,565	6,361	8,925
Trading (losses) gains, net	(316)	160	(484)	(317)
Operating lease income, net	4,005	77	6,811	142
Other	11,636	11,278	27,252	19,150
Total non-interest income	84,799	77,013	153,551	141,554
Non-interest expense
Salaries and employee benefits	100,894	94,421	196,705	184,551
Equipment	9,307	7,855	18,074	15,634
Operating lease equipment depreciation	3,385	59	5,435	116
Occupancy, net	11,943	11,401	23,891	23,752
Data processing	7,138	6,081	13,657	11,529
Advertising and marketing	6,941	6,406	10,720	10,313
Professional fees	5,419	5,074	9,478	9,738
Amortization of other intangible assets	1,248	934	2,546	1,947
FDIC insurance	4,040	3,047	7,653	6,034
OREO expense, net	1,348	841	1,908	2,252
Other	19,306	18,178	34,632	35,749
Total non-interest expense	170,969	154,297	324,699	301,615
Income before taxes	79,971	70,126	158,468	133,161
Income tax expense	29,930	26,295	59,316	50,278
Net income	$50,041	$43,831	$99,152	$82,883
Preferred stock dividends and discount accretion	3,628	1,580	7,256	3,161
Net income applicable to common shares	$46,413	$42,251	$91,896	$79,722
Net income per common share—Basic	$0.94	$0.89	$1.88	$1.68
Net income per common share—Diluted	$0.90	$0.85	$1.80	$1.61
Cash dividends declared per common share	$0.12	$0.11	$0.24	$0.22
Weighted average common shares outstanding	49,140	47,567	48,794	47,404
Dilutive potential common shares	3,965	4,156	3,887	4,220
Average common shares and dilutive common shares	53,105	51,723	52,681	51,624
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$50,041	$43,831	$99,152	$82,883
Unrealized gains (losses) on securities
Before tax	5,968	(53,400)	31,144	(27,124)
Tax effect	(2,244)	20,959	(12,232)	10,628
Net of tax	3,724	(32,441)	18,912	(16,496)
Reclassification of net gains (losses) included in net income
Before tax	1,440	(24)	2,765	500
Tax effect	(565)	10	(1,086)	(196)
Net of tax	875	(14)	1,679	304
Reclassification of amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	(3,832)	—	(7,257)	—
Tax effect	1,506	—	2,845	—
Net of tax	(2,326)	—	(4,412)	—
Net unrealized gains (losses) on securities	5,175	(32,427)	21,645	(16,800)
Unrealized (losses) gains on derivative instruments
Before tax	(523)	215	(45)	(346)
Tax effect	206	(84)	18	136
Net unrealized (losses) gains on derivative instruments	(317)	131	(27)	(210)
Foreign currency adjustment
Before tax	856	2,072	9,203	(10,218)
Tax effect	(244)	(556)	(2,553)	2,689
Net foreign currency adjustment	612	1,516	6,650	(7,529)
Total other comprehensive income (loss)	5,470	(30,780)	28,268	(24,539)
Comprehensive income	$55,511	$13,051	$127,420	$58,344
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2015	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
Net income	—	—	—	—	82,883	—	82,883
Other comprehensive income, net of tax	—	—	—	—	—	(24,539)	(24,539)
Cash dividends declared on common stock	—	—	—	—	(10,432)	—	(10,432)
Dividends on preferred stock	—	—	—	—	(3,161)	—	(3,161)
Stock-based compensation	—	—	5,286	—	—	—	5,286
Issuance of Series D preferred stock	125,000	—	(3,849)	—	—	—	121,151
Conversion of Series C preferred stock to common stock	(155)	4	151	—	—	—	—
Common stock issued for:
Acquisitions	—	422	18,749	—	—	—	19,171
Exercise of stock options and warrants	—	312	2,266	(130)	—	—	2,448
Restricted stock awards	—	93	352	(285)	—	—	160
Employee stock purchase plan	—	31	1,360	—	—	—	1,391
Director compensation plan	—	20	782	—	—	—	802
Balance at June 30, 2015	$251,312	$47,763	$1,159,052	$(3,964)	$872,690	$(61,871)	$2,264,982
Balance at January 1, 2016	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
Net income	—	—	—	—	99,152	—	99,152
Other comprehensive income, net of tax	—	—	—	—	—	28,268	28,268
Cash dividends declared on common stock	—	—	—	—	(11,643)	—	(11,643)
Dividends on preferred stock	—	—	—	—	(7,256)	—	(7,256)
Stock-based compensation	—	—	4,752	—	—	—	4,752
Conversion of Series C preferred stock to common stock	(30)	1	29	—	—	—	—
Common stock issued for:
New issuance, net of costs	—	3,000	149,823	—	—	—	152,823
Exercise of stock options and warrants	—	97	2,991	—	—	—	3,088
Restricted stock awards	—	87	114	(172)	—	—	29
Employee stock purchase plan	—	29	1,270	—	—	—	1,299
Director compensation plan	—	25	784	—	—	—	809
Balance at June 30, 2016	$251,257	$51,708	$1,350,751	$(4,145)	$1,008,464	$(34,440)	$2,623,595
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Operating Activities:
Net income	$99,152	$82,883
Adjustments to reconcile net income to net cash used for operating activities
Provision for credit losses	17,163	15,561
Depreciation, amortization and accretion, net	27,296	17,908
Stock-based compensation expense	4,752	5,286
Excess tax benefits from stock-based compensation arrangements	(267)	(476)
Net amortization of premium on securities	1,840	205
Accretion of discount on loans	(15,849)	(15,887)
Mortgage servicing rights fair value change, net	(4,291)	258
Originations and purchases of mortgage loans held-for-sale	(1,948,890)	(2,121,237)
Proceeds from sales of mortgage loans held-for-sale	1,825,686	2,034,173
Bank owned life insurance, net of claims	(1,729)	(1,470)
Increase in trading securities, net	(3,165)	(391)
Net decrease (increase) in brokerage customer receivables	765	(5,532)
Gains on mortgage loans sold	(43,014)	(58,929)
Gains on investment securities, net	(2,765)	(500)
Gains on early extinguishment of debt	(4,305)	—
Losses on sales of premises and equipment, net	3	403
Net losses on sales and fair value adjustments of other real estate owned	322	430
Increase in accrued interest receivable and other assets, net	(116,118)	(42,642)
Increase in accrued interest payable and other liabilities, net	70,756	17,757
Net Cash Used for Operating Activities	(92,658)	(72,200)
Investing Activities:
Proceeds from maturities of available-for-sale securities	529,463	335,286
Proceeds from maturities of held-to-maturity securities	319	—
Proceeds from sales and calls of available-for-sale securities	1,071,996	1,134,033
Proceeds from calls of held-to-maturity securities	281,981	—
Purchases of available-for-sale securities	(1,526,467)	(1,353,356)
Purchases of held-to-maturity securities	(350,078)	—
(Purchase) redemption of Federal Home Loan Bank and Federal Reserve Bank stock, net	(19,738)	1,764
Net cash (paid) received for acquisitions	(18,133)	12,004
Proceeds from sales of other real estate owned	19,455	24,444
Proceeds received from the FDIC related to reimbursements on covered assets	420	150
Net (increase) decrease in interest bearing deposits with banks	(81,250)	406,784
Net increase in loans	(942,958)	(949,907)
Redemption of bank owned life insurance	659	2,701
Purchases of premises and equipment, net	(24,235)	(25,478)
Net Cash Used for Investing Activities	(1,058,566)	(411,575)
Financing Activities:
Increase in deposit accounts	1,302,188	630,785
(Decrease) increase in other borrowings, net	(13,249)	54,645
Decrease in Federal Home Loan Bank advances, net	(271,025)	(293,584)
Proceeds from the issuance of common stock, net	152,823	—
Proceeds from the issuance of preferred stock, net	—	121,151
Redemption of junior subordinated debentures, net	(10,695)	—
Excess tax benefits from stock-based compensation arrangements	267	476
Issuance of common shares resulting from the exercise of stock options and the employee stock purchase plan	5,766	5,812
Common stock repurchases	(172)	(415)
Dividends paid	(18,899)	(13,593)
Net Cash Provided by Financing Activities	1,147,004	505,277
Net (Decrease) Increase in Cash and Cash Equivalents	(4,220)	21,502
Cash and Cash Equivalents at Beginning of Period	275,795	230,707
Cash and Cash Equivalents at End of Period	$271,575	$252,209
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

(2) Recent Accounting Developments

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which created "Revenue from Contracts with Customers (Topic 606)," to clarify the principles for recognizing revenue and develop a common revenue standard for customer contracts. This ASU provides guidance regarding how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also added a new subtopic to the codification, ASC 340-40, "Other Assets and Deferred Costs: Contracts with Customers" to provide guidance on costs related to obtaining and fulfilling a customer contract. Furthermore, the new standard requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. At the time ASU No. 2014-09 was issued, the guidance was effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a deferral of the effective date by one year, which would result in the guidance becoming effective for fiscal years beginning after December 15, 2017.

The FASB has continued to issue various Updates to clarify and improve specific areas of ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," to clarify the implementation guidance within ASU No. 2014-09 surrounding principal versus agent considerations and its impact on revenue recognition. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," to also clarify the implementation guidance within ASU No. 2014-09 related to these two topics. In May 2016, the FASB issued ASU No. 2016-11, "Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," to remove certain areas of SEC Staff Guidance from those specific Topics. Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," to clarify specific aspects of implementation, including the collectibility criterion, exclusion of sale taxes collected from a transaction price, noncash consideration, contract modifications and completed contracts at transition. Like ASU No. 2014-09, this guidance is effective for fiscal years beginning after December 15, 2017.

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

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," to clarify the presentation of debt issuance costs within the balance sheet. This ASU requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The ASU does not affect the current guidance for the recognition and measurement for these debt issuance costs. Additionally, in August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," to further clarify the presentation of debt issuance costs related to line-of-credit agreements. This ASU states the SEC would not object to an entity deferring and presenting debt issuance costs related to line-of-credit agreements as an asset on the balance sheet and subsequently amortizing these costs ratably over the term of the agreement, regardless of any outstanding borrowing under the line-of-credit agreement. This guidance was effective for fiscal years beginning after December 15, 2015 and was applied retrospectively within the Company’s consolidated financial statements. For December 31, 2015 and June 30, 2015, the Company reclassified as a direct reduction to the related debt balance $7.8 million and $9.7 million, respectively, of debt issuance costs that were previously presented as accrued interest receivable and other assets on the Consolidated Statements of Condition.

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

Allowance for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining credit loss estimates. This impacts the calculation of the allowance for credit losses for all financial assets measured under the amortized cost basis, including purchased credit impaired ("PCI") loans at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes.

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On March 31, 2016, the Company acquired Generations Bancorp, Inc ("Generations"). Generations was the parent company of Foundations Bank, which had one banking location in Pewaukee, Wisconsin. Foundations Bank was merged into the Company's wholly-owned subsidiary Town Bank. The Company acquired assets with a fair value of approximately $131.0 million, including approximately $67.5 million of loans, and assumed deposits with a fair value of approximately $100.2 million. Additionally, the Company recorded goodwill of $11.4 million on the acquisition.

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

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset or liability in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration subsequent to the acquisition date. See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion of the allowance on covered loans.

The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets and require the Company to record loss share assets and liabilities that are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities are recorded as FDIC indemnification assets and other liabilities, respectively, on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets and, if necessary, increase any loss share liability when necessary reductions exceed the current value of the FDIC indemnification assets. In accordance with the clawback provision noted above, the Company may be required to reimburse the FDIC when actual losses are less than certain thresholds established for each lose share agreement. The balance of these estimated reimbursements in accordance with clawback provisions and any related amortization are adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition, estimated reimbursements from clawback provisions are recorded as a reduction to the FDIC indemnification asset or, if necessary, an increase to the loss share liability, which is included within accrued interest payable and other liabilities. Although these assets are contractual receivables from the FDIC and these liabilities are contractual payables to the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in recognition of an allowance for covered loan losses, will increase the FDIC indemnification asset or reduce the FDIC indemnification liability. The corresponding amortization is recorded as a component of non-interest income on the Consolidated Statements of Income.

The following table summarizes the activity in the Company’s FDIC indemnification (liability) asset during the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance at beginning of period	$(10,029)	$10,224	$(6,100)	$11,846
Additions from acquisitions	—	—	—	—
Additions from reimbursable expenses	649	934	731	2,509
Amortization	(92)	(1,206)	(193)	(2,466)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(2,200)	(4,317)	(5,747)	(8,310)
(Payments received from) provided to the FDIC	(57)	(2,206)	(420)	(150)
Balance at end of period	$(11,729)	$3,429	$(11,729)	$3,429

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

(5) Investment Securities

The following tables are a summary of the available-for-sale and held-to-maturity securities portfolios as of the dates shown:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$122,296	$35	$(1)	$122,330
U.S. Government agencies	69,678	238	—	69,916
Municipal	108,179	3,588	(127)	111,640
Corporate notes:
Financial issuers	68,097	1,502	(1,411)	68,188
Other	1,500	2	—	1,502
Mortgage-backed: (1)
Mortgage-backed securities	162,593	4,280	(150)	166,723
Collateralized mortgage obligations	40,419	457	(91)	40,785
Equity securities	51,426	5,544	(391)	56,579
Total available-for-sale securities	$624,188	$15,646	$(2,171)	$637,663
Held-to-maturity securities
U.S. Government agencies	$789,482	$11,861	$(647)	$800,696
Municipal	202,729	6,967	(213)	209,483
Total held-to-maturity securities	$992,211	$18,828	$(860)	$1,010,179

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$312,282	$—	$(5,553)	$306,729
U.S. Government agencies	70,313	198	(275)	70,236
Municipal	105,702	3,249	(356)	108,595
Corporate notes:
Financial issuers	80,014	1,510	(1,481)	80,043
Other	1,500	4	(2)	1,502
Mortgage-backed: (1)
Mortgage-backed securities	1,069,680	3,834	(21,004)	1,052,510
Collateralized mortgage obligations	40,421	172	(506)	40,087
Equity securities	51,380	5,799	(493)	56,686
Total available-for-sale securities	$1,731,292	$14,766	$(29,670)	$1,716,388
Held-to-maturity securities
U.S. Government agencies	$687,302	$4	$(7,144)	$680,162
Municipal	197,524	867	(442)	197,949
Total held-to-maturity securities	$884,826	$871	$(7,586)	$878,111

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$288,196	$138	$(7,173)	$281,161
U.S. Government agencies	651,737	2,074	(25,151)	628,660
Municipal	269,562	4,222	(3,994)	269,790
Corporate notes:
Financial issuers	124,924	1,773	(1,289)	125,408
Other	2,726	9	(2)	2,733
Mortgage-backed: (1)
Mortgage-backed securities	777,087	4,053	(23,499)	757,641
Collateralized mortgage obligations	42,550	342	(432)	42,460
Equity securities	48,740	5,876	(408)	54,208
Total available-for-sale securities	$2,205,522	$18,487	$(61,948)	$2,162,061
Held-to-maturity securities
U.S. Government agencies	$—	$—	$—	$—
Municipal	—	—	—	—
Total held-to-maturity securities	$—	$—	$—	$—

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

In the fourth quarter of 2015, the Company transferred $862.7 million of investment securities with an unrealized loss of $14.4 million from the available-for-sale classification to the held-to-maturity classification. No investment securities were transferred from the available-for-sale classification to the held-to-maturity classification in the first six months of 2016.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$2,250	$(1)	$—	$—	$2,250	$(1)
U.S. Government agencies	—	—	—	—	—	—
Municipal	10,789	(16)	7,701	(111)	18,490	(127)
Corporate notes:
Financial issuers	19,822	(178)	24,727	(1,233)	44,549	(1,411)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	—	—	4,089	(150)	4,089	(150)
Collateralized mortgage obligations	2,528	(15)	6,433	(76)	8,961	(91)
Equity securities	1,897	(121)	8,791	(270)	10,688	(391)
Total available-for-sale securities	$37,286	$(331)	$51,741	$(1,840)	$89,027	$(2,171)
Held-to-maturity securities
U.S. Government agencies	$134,808	$(647)	$—	$—	$134,808	$(647)
Municipal	12,172	(172)	3,313	(41)	15,485	(213)
Total held-to-maturity securities	$146,980	$(819)	$3,313	$(41)	$150,293	$(860)

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

The Company does not consider securities with unrealized losses at June 30, 2016 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes and mortgage-backed securities. Unrealized losses recognized on corporate notes and mortgage-backed securities are the result of increases in yields for similar types of securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Realized gains	$1,487	$14	$4,037	$567
Realized losses	(47)	(38)	(1,272)	(67)
Net realized gains (losses)	$1,440	$(24)	$2,765	$500
Other than temporary impairment charges	—	—	—	—
Gains (losses) on investment securities, net	$1,440	$(24)	$2,765	$500
Proceeds from sales and calls of available-for-sale securities	$1,068,795	$498,501	$1,071,996	$1,134,033
Proceeds from calls of held-to-maturity securities	183,738	—	281,981	—
The amortized cost and fair value of securities as of June 30, 2016, December 31, 2015 and June 30, 2015, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2016		December 31, 2015		June 30, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$214,917	$215,290	$160,856	$160,756	$141,792	$141,897
Due in one to five years	113,263	113,395	166,550	166,468	261,285	261,146
Due in five to ten years	28,111	30,870	228,652	225,699	291,451	285,192
Due after ten years	13,459	14,021	13,753	14,182	642,617	619,517
Mortgage-backed	203,012	207,508	1,110,101	1,092,597	819,637	800,101
Equity securities	51,426	56,579	51,380	56,686	48,740	54,208
Total available-for-sale securities	$624,188	$637,663	$1,731,292	$1,716,388	$2,205,522	$2,162,061
Held-to-maturity securities
Due in one year or less	$—	$—	$—	$—	$—	$—
Due in one to five years	27,505	27,738	19,208	19,156	—	—
Due in five to ten years	68,691	70,121	96,454	96,091	—	—
Due after ten years	896,015	912,320	769,164	762,864	—	—
Total held-to-maturity securities	$992,211	$1,010,179	$884,826	$878,111	$—	$—
Securities having a fair value of $1.4 billion at June 30, 2016 as well as securities having a carrying value of $1.2 billion and $1.1 billion at December 31, 2015 and June 30, 2015, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At June 30, 2016, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Balance:
Commercial	$5,144,533	$4,713,909	$4,330,344
Commercial real estate	5,848,334	5,529,289	4,850,590
Home equity	760,904	784,675	712,350
Residential real estate	653,664	607,451	503,015
Premium finance receivables—commercial	2,478,280	2,374,921	2,460,408
Premium finance receivables—life insurance	3,161,562	2,961,496	2,537,475
Consumer and other	127,378	146,376	119,468
Total loans, net of unearned income, excluding covered loans	$18,174,655	$17,118,117	$15,513,650
Covered loans	105,248	148,673	193,410
Total loans	$18,279,903	$17,266,790	$15,707,060
Mix:
Commercial	28%	27%	27%
Commercial real estate	31	32	31
Home equity	4	5	5
Residential real estate	4	3	3
Premium finance receivables—commercial	14	14	16
Premium finance receivables—life insurance	17	17	16
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	99%	99%	99%
Covered loans	1	1	1
Total loans	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $64.1 million at June 30, 2016, $56.7 million at December 31, 2015 and $53.7 million at June 30, 2015, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $(5.0) million at June 30, 2016, $(9.2) million at December 31, 2015 and $1.7 million at June 30, 2015. The net credit balance at June 30, 2016 and December 31, 2015, is primarily the result of purchase accounting adjustments related to acquisitions in 2016 and 2015.

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

Acquired Loan Information at Acquisition—PCI Loans

As part of the Company's previous acquisitions, the Company acquired loans for which there was evidence of credit quality deterioration since origination (PCI loans) and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans:

	June 30, 2016		December 31, 2015
	Unpaid Principal	Carrying	Unpaid Principal	Carrying
(Dollars in thousands)	Balance	Value	Balance	Value
Bank acquisitions	$306,706	$256,083	$326,470	$271,260
Life insurance premium finance loans acquisition	295,337	291,602	372,738	368,292

The following table provides estimated details as of the date of acquisition on loans acquired in 2016 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	Foundations
Contractually required payments including interest	$20,100
Less: Nonaccretable difference	3,728
Cash flows expected to be collected (1)	$16,372
Less: Accretable yield	1,266
Fair value of PCI loans acquired	$15,106

(1) Represents undiscounted expected principal and interest cash at acquisition.

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at June 30, 2016.

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

	Three Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015
Accretable yield, beginning balance	$59,218	$70,198
Acquisitions	125	—
Accretable yield amortized to interest income	(5,199)	(6,315)
Accretable yield amortized to indemnification asset/liability (1)	(1,624)	(4,089)
Reclassification from non-accretable difference (2)	2,536	1,753
Increases in interest cash flows due to payments and changes in interest rates	574	2,096
Accretable yield, ending balance (3)	$55,630	$63,643

	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015
Accretable yield, beginning balance	$63,902	$79,102
Acquisitions	1,266	898
Accretable yield amortized to interest income	(10,656)	(12,420)
Accretable yield amortized to indemnification asset/liability (1)	(3,795)	(7,665)
Reclassification from non-accretable difference (2)	6,729	2,856
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(1,816)	872
Accretable yield, ending balance (3)	$55,630	$63,643

(1)	Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of June 30, 2016, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $3.3 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income accounted for under ASC 310-30 totaled $5.2 million and $6.3 million in the second quarter of 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded accretion to interest income of $10.7 million and $12.4 million, respectively. These amounts include accretion from both covered and non-covered loans, and are both included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at June 30, 2016, December 31, 2015 and June 30, 2015:

As of June 30, 2016		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$16,414	$—	$1,412	$22,317	$3,416,432	$3,456,575
Franchise	—	—	560	87	289,258	289,905
Mortgage warehouse lines of credit	—	—	—	—	270,586	270,586
Asset-based lending	—	235	1,899	6,421	834,112	842,667
Leases	387	—	48	—	267,639	268,074
PCI - commercial (1)	—	1,956	630	1,426	12,714	16,726
Total commercial	16,801	2,191	4,549	30,251	5,090,741	5,144,533
Commercial real estate:
Construction	673	—	46	7,922	396,264	404,905
Land	1,725	—	—	340	103,816	105,881
Office	6,274	—	5,452	4,936	892,791	909,453
Industrial	10,295	—	1,108	719	754,647	766,769
Retail	916	—	535	6,450	889,945	897,846
Multi-family	90	—	2,077	1,275	775,075	778,517
Mixed use and other	4,442	—	4,285	8,007	1,795,931	1,812,665
PCI - commercial real estate (1)	—	27,228	1,663	2,608	140,799	172,298
Total commercial real estate	24,415	27,228	15,166	32,257	5,749,268	5,848,334
Home equity	8,562	—	380	4,709	747,253	760,904
Residential real estate, including PCI	12,413	1,479	1,367	299	638,106	653,664
Premium finance receivables
Commercial insurance loans	14,497	10,558	6,966	9,456	2,436,803	2,478,280
Life insurance loans	—	—	46,651	11,953	2,811,356	2,869,960
PCI - life insurance loans (1)	—	—	—	—	291,602	291,602
Consumer and other, including PCI	475	226	610	1,451	124,616	127,378
Total loans, net of unearned income, excluding covered loans	$77,163	$41,682	$75,689	$90,376	$17,889,745	$18,174,655
Covered loans	2,651	6,810	697	1,610	93,480	105,248
Total loans, net of unearned income	$79,814	$48,492	$76,386	$91,986	$17,983,225	$18,279,903

As of December 31, 2015		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,704	$6	$6,749	$12,930	$3,226,139	$3,258,528
Franchise	—	—	—	—	245,228	245,228
Mortgage warehouse lines of credit	—	—	—	—	222,806	222,806
Asset-based lending	8	—	3,864	1,844	736,968	742,684
Leases	—	535	748	4,192	220,599	226,074
PCI - commercial (1)	—	892	—	2,510	15,187	18,589
Total commercial	12,712	1,433	11,361	21,476	4,666,927	4,713,909
Commercial real estate
Construction	306	—	1,371	1,645	355,338	358,660
Land	1,751	—	—	120	76,546	78,417
Office	4,619	—	764	3,817	853,801	863,001
Industrial	9,564	—	1,868	1,009	715,207	727,648
Retail	1,760	—	442	2,310	863,887	868,399
Multi-family	1,954	—	597	6,568	733,230	742,349
Mixed use and other	6,691	—	6,723	7,215	1,712,187	1,732,816
PCI - commercial real estate (1)	—	22,111	4,662	16,559	114,667	157,999
Total commercial real estate	26,645	22,111	16,427	39,243	5,424,863	5,529,289
Home equity	6,848	—	1,889	5,517	770,421	784,675
Residential real estate, including PCI	12,043	488	2,166	3,903	588,851	607,451
Premium finance receivables
Commercial insurance loans	14,561	10,294	6,624	21,656	2,321,786	2,374,921
Life insurance loans	—	—	3,432	11,140	2,578,632	2,593,204
PCI - life insurance loans (1)	—	—	—	—	368,292	368,292
Consumer and other, including PCI	263	211	204	1,187	144,511	146,376
Total loans, net of unearned income, excluding covered loans	$73,072	$34,537	$42,103	$104,122	$16,864,283	$17,118,117
Covered loans	5,878	7,335	703	5,774	128,983	148,673
Total loans, net of unearned income	$78,950	$41,872	$42,806	$109,896	$16,993,266	$17,266,790

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2015		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$4,424	$—	$1,846	$6,027	$2,845,833	$2,858,130
Franchise	905	—	113	396	227,185	228,599
Mortgage warehouse lines of credit	—	—	—	—	213,797	213,797
Asset-based lending	—	—	1,767	7,423	823,265	832,455
Leases	65	—	—	—	187,565	187,630
PCI - commercial (1)	—	474	—	233	9,026	9,733
Total commercial	5,394	474	3,726	14,079	4,306,671	4,330,344
Commercial real estate:
Construction	19	—	—	4	307,122	307,145
Land	2,035	—	1,123	2,399	82,280	87,837
Office	6,360	701	163	2,601	744,992	754,817
Industrial	2,568	—	18	484	624,337	627,407
Retail	2,352	—	896	2,458	744,285	749,991
Multi-family	1,730	—	933	223	665,562	668,448
Mixed use and other	8,119	—	2,405	3,752	1,577,846	1,592,122
PCI - commercial real estate (1)	—	15,646	3,490	2,798	40,889	62,823
Total commercial real estate	23,183	16,347	9,028	14,719	4,787,313	4,850,590
Home equity	5,695	—	511	3,365	702,779	712,350
Residential real estate, including PCI	16,631	264	2,494	1,205	482,421	503,015
Premium finance receivables
Commercial insurance loans	15,156	9,053	5,048	11,071	2,420,080	2,460,408
Life insurance loans	—	351	—	6,823	2,145,981	2,153,155
PCI - life insurance loans (1)	—	—	—	—	384,320	384,320
Consumer and other, including PCI	280	110	196	919	117,963	119,468
Total loans, net of unearned income, excluding covered loans	$66,339	$26,599	$21,003	$52,181	$15,347,528	$15,513,650
Covered loans	6,353	10,030	1,333	1,720	173,974	193,410
Total loans, net of unearned income	$72,692	$36,629	$22,336	$53,901	$15,521,502	$15,707,060

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at June 30, 2016, December 31, 2015 and June 30, 2015:

	Performing			Non-performing			Total
(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015	June 30, 2016	December 31, 2015	June 30, 2015	June 30, 2016	December 31, 2015	June 30, 2015
Loan Balances:
Commercial
Commercial, industrial and other	$3,440,161	$3,245,818	$2,853,706	$16,414	$12,710	$4,424	$3,456,575	$3,258,528	$2,858,130
Franchise	289,905	245,228	227,694	—	—	905	289,905	245,228	228,599
Mortgage warehouse lines of credit	270,586	222,806	213,797	—	—	—	270,586	222,806	213,797
Asset-based lending	842,432	742,676	832,455	235	8	—	842,667	742,684	832,455
Leases	267,687	225,539	187,565	387	535	65	268,074	226,074	187,630
PCI - commercial (1)	16,726	18,589	9,733	—	—	—	16,726	18,589	9,733
Total commercial	5,127,497	4,700,656	4,324,950	17,036	13,253	5,394	5,144,533	4,713,909	4,330,344
Commercial real estate
Construction	404,232	358,354	307,126	673	306	19	404,905	358,660	307,145
Land	104,156	76,666	85,802	1,725	1,751	2,035	105,881	78,417	87,837
Office	903,179	858,382	747,756	6,274	4,619	7,061	909,453	863,001	754,817
Industrial	756,474	718,084	624,839	10,295	9,564	2,568	766,769	727,648	627,407
Retail	896,930	866,639	747,639	916	1,760	2,352	897,846	868,399	749,991
Multi-family	778,427	740,395	666,718	90	1,954	1,730	778,517	742,349	668,448
Mixed use and other	1,808,223	1,726,125	1,584,003	4,442	6,691	8,119	1,812,665	1,732,816	1,592,122
PCI - commercial real estate(1)	172,298	157,999	62,823	—	—	—	172,298	157,999	62,823
Total commercial real estate	5,823,919	5,502,644	4,826,706	24,415	26,645	23,884	5,848,334	5,529,289	4,850,590
Home equity	752,342	777,827	706,655	8,562	6,848	5,695	760,904	784,675	712,350
Residential real estate, including PCI	641,251	595,408	486,384	12,413	12,043	16,631	653,664	607,451	503,015
Premium finance receivables
Commercial insurance loans	2,453,225	2,350,066	2,436,199	25,055	24,855	24,209	2,478,280	2,374,921	2,460,408
Life insurance loans	2,869,960	2,593,204	2,152,804	—	—	351	2,869,960	2,593,204	2,153,155
PCI - life insurance loans (1)	291,602	368,292	384,320	—	—	—	291,602	368,292	384,320
Consumer and other, including PCI	126,740	145,963	119,078	638	413	390	127,378	146,376	119,468
Total loans, net of unearned income, excluding covered loans	$18,086,536	$17,034,060	$15,437,096	$88,119	$84,057	$76,554	$18,174,655	$17,118,117	$15,513,650

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three and six months ended June 30, 2016 and 2015 is as follows:

Three months ended June 30, 2016		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$38,435	$45,263	$12,915	$5,164	$7,205	$1,189	$110,171
Other adjustments	(59)	(70)	—	(9)	4	—	(134)
Reclassification from allowance for unfunded lending-related commitments	—	(40)	—	—	—	—	(40)
Charge-offs	(721)	(502)	(2,046)	(693)	(1,911)	(224)	(6,097)
Recoveries	121	296	71	31	633	35	1,187
Provision for credit losses	3,878	1,877	443	912	1,883	276	9,269
Allowance for loan losses at period end	$41,654	$46,824	$11,383	$5,405	$7,814	$1,276	$114,356
Allowance for unfunded lending-related commitments at period end	$—	$1,070	$—	$—	$—	$—	$1,070
Allowance for credit losses at period end	$41,654	$47,894	$11,383	$5,405	$7,814	$1,276	$115,426
Individually evaluated for impairment	$3,417	$2,121	$477	$625	$—	$5	$6,645
Collectively evaluated for impairment	37,571	45,736	10,906	4,720	7,814	1,271	108,018
Loans acquired with deteriorated credit quality	666	37	—	60	—	—	763
Loans at period end
Individually evaluated for impairment	$21,173	$49,284	$8,562	$17,281	$—	$536	$96,836
Collectively evaluated for impairment	5,106,634	5,626,752	752,342	632,125	5,348,240	126,842	17,592,935
Loans acquired with deteriorated credit quality	16,726	172,298	—	4,258	291,602	—	484,884

Three months ended June 30, 2015	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$33,726	$37,002	$12,664	$4,096	$5,992	$966	$94,446
Other adjustments	(13)	(81)	—	(5)	6	—	(93)
Reclassification from allowance for unfunded lending-related commitments	—	4	—	—	—	—	4
Charge-offs	(1,243)	(856)	(1,847)	(923)	(1,526)	(115)	(6,510)
Recoveries	285	1,824	39	16	458	34	2,656
Provision for credit losses	145	4,305	1,432	1,835	1,991	(7)	9,701
Allowance for loan losses at period end	$32,900	$42,198	$12,288	$5,019	$6,921	$878	$100,204
Allowance for unfunded lending-related commitments at period end	$—	$884	$—	$—	$—	$—	$884
Allowance for credit losses at period end	$32,900	$43,082	$12,288	$5,019	$6,921	$878	$101,088
Individually evaluated for impairment	$2,282	$5,602	$808	$1,387	$—	$44	$10,123
Collectively evaluated for impairment	30,600	37,145	11,480	3,589	6,921	834	90,569
Loans acquired with deteriorated credit quality	18	335	—	43	—	—	396
Loans at period end
Individually evaluated for impairment	$11,921	$65,870	$5,909	$20,459	$—	$418	$104,577
Collectively evaluated for impairment	4,308,690	4,721,897	706,441	480,214	4,613,563	119,050	14,949,855
Loans acquired with deteriorated credit quality	9,733	62,823	—	2,342	384,320	—	459,218

Six months ended June 30, 2016		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Other adjustments	(68)	(146)	—	(39)	41	—	(212)
Reclassification from allowance for unfunded lending-related commitments	—	(121)	—	—	—	—	(121)
Charge-offs	(1,392)	(1,173)	(3,098)	(1,186)	(4,391)	(331)	(11,571)
Recoveries	750	665	119	143	1,420	71	3,168
Provision for credit losses	6,229	3,841	2,350	1,753	3,511	8	17,692
Allowance for loan losses at period end	$41,654	$46,824	$11,383	$5,405	$7,814	$1,276	$114,356
Allowance for unfunded lending-related commitments at period end	$—	$1,070	$—	$—	$—	$—	$1,070
Allowance for credit losses at period end	$41,654	$47,894	$11,383	$5,405	$7,814	$1,276	$115,426

Six months ended June 30, 2015		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Other adjustments	(30)	(261)	—	(8)	(42)	—	(341)
Reclassification from allowance for unfunded lending-related commitments	—	(109)	—	—	—	—	(109)
Charge-offs	(1,920)	(1,861)	(2,431)	(1,554)	(2,789)	(226)	(10,781)
Recoveries	655	2,136	87	92	787	87	3,844
Provision for credit losses	2,496	6,760	2,132	2,271	2,452	(225)	15,886
Allowance for loan losses at period end	$32,900	$42,198	$12,288	$5,019	$6,921	$878	$100,204
Allowance for unfunded lending-related commitments at period end	$—	$884	$—	$—	$—	$—	$884
Allowance for credit losses at period end	$32,900	$43,082	$12,288	$5,019	$6,921	$878	$101,088

A summary of activity in the allowance for covered loan losses for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$2,507	$1,878	$3,026	$2,131
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(702)	(1,094)	(2,648)	(1,623)
Benefit attributable to FDIC loss share agreements	562	875	2,119	1,298
Net provision for covered loan losses	(140)	(219)	(529)	(325)
Increase/decrease in FDIC indemnification liability/asset	(562)	(875)	(2,119)	(1,298)
Loans charged-off	(143)	(140)	(373)	(377)
Recoveries of loans charged-off	750	1,571	2,407	2,084
Net recoveries	607	1,431	2,034	1,707
Balance at end of period	$2,412	$2,215	$2,412	$2,215

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

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2016	2015	2015
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$42,968	$49,961	$50,748
Impaired loans with no allowance for loan loss required	53,008	51,294	52,609
Total impaired loans (2)	$95,976	$101,255	$103,357
Allowance for loan losses related to impaired loans	$6,611	$6,380	$10,075
TDRs	$49,635	$51,853	$62,776

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class, excluding covered loans, for the periods ended as follows:

				For the Six Months Ended
	As of June 30, 2016			June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$10,253	$12,866	$3,280	$10,172	$375
Asset-based lending	—	—	—	—	—
Leases	387	387	128	390	10
Commercial real estate
Construction	—	—	—	—	—
Land	4,538	4,538	18	4,592	83
Office	2,401	3,059	176	2,427	70
Industrial	7,369	7,773	1,514	7,552	195
Retail	7,007	7,024	264	7,064	95
Multi-family	1,274	1,274	15	1,066	18
Mixed use and other	3,040	3,162	109	3,063	73
Home equity	1,349	1,511	477	1,443	30
Residential real estate	5,230	5,840	625	5,289	123
Consumer and other	120	148	5	123	4
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$10,092	$10,950	$—	$10,045	$328
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	2,677	2,677	—	2,693	77
Land	2,979	7,492	—	3,001	254
Office	6,967	8,715	—	7,107	227
Industrial	3,966	5,093	—	4,326	168
Retail	1,122	1,122	—	1,129	27
Multi-family	90	174	—	119	3
Mixed use and other	5,435	5,960	—	5,498	159
Home equity	7,213	9,674	—	8,356	219
Residential real estate	12,051	14,180	—	11,997	308
Consumer and other	416	494	—	427	14
Total impaired loans, net of unearned income	$95,976	$114,113	$6,611	$97,879	$2,860

				For the Twelve Months Ended
	As of December 31, 2015			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$9,754	$12,498	$2,012	$10,123	$792
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—
Land	4,929	8,711	41	5,127	547
Office	5,050	6,051	632	5,394	314
Industrial	8,413	9,105	1,943	10,590	565
Retail	8,527	9,230	343	8,596	386
Multi-family	370	370	202	372	25
Mixed use and other	7,590	7,708	570	7,681	328
Home equity	423	435	333	351	16
Residential real estate	4,710	4,799	294	4,618	182
Consumer and other	195	220	10	216	12
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,562	$9,915	$—	$9,885	$521
Asset-based lending	8	1,570	—	5	88
Leases	—	—	—	—	—
Commercial real estate
Construction	2,328	2,329	—	2,316	113
Land	888	2,373	—	929	90
Office	3,500	4,484	—	3,613	237
Industrial	2,217	2,426	—	2,286	188
Retail	2,757	2,925	—	2,897	129
Multi-family	2,344	2,807	—	2,390	117
Mixed use and other	10,510	14,060	—	11,939	624
Home equity	6,424	7,987	—	5,738	288
Residential real estate	11,559	13,979	—	11,903	624
Consumer and other	197	267	—	201	12
Total impaired loans, net of unearned income	$101,255	$124,249	$6,380	$107,170	$6,198

				For the Six Months Ended
	As of June 30, 2015			June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$7,607	$8,046	$2,200	$7,788	$181
Asset-based lending	—	—	—	—	—
Leases	65	65	65	66	2
Commercial real estate
Construction	—	—	—	—	—
Land	6,924	10,539	50	6,931	294
Office	7,005	7,010	2,414	7,060	154
Industrial	1,218	1,218	558	1,218	34
Retail	8,336	9,222	404	8,482	194
Multi-family	2,149	2,258	322	2,168	51
Mixed use and other	10,507	12,694	1,847	10,557	290
Home equity	1,673	1,728	808	1,680	34
Residential real estate	6,945	7,138	1,363	6,963	137
Consumer and other	180	245	44	190	6
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$3,760	$6,731	$—	$4,052	$219
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	2,665	2,665	—	2,650	61
Land	1,906	2,643	—	1,924	50
Office	6,289	8,780	—	6,834	221
Industrial	2,022	2,200	—	2,059	88
Retail	4,099	5,248	—	4,113	112
Multi-family	592	1,015	—	598	22
Mixed use and other	11,683	12,008	—	12,427	266
Home equity	4,236	5,697	—	4,320	118
Residential real estate	13,258	14,961	—	13,553	294
Consumer and other	238	267	—	241	7
Total impaired loans, net of unearned income	$103,357	$122,378	$10,075	$105,874	$2,835

TDRs

At June 30, 2016, the Company had $49.6 million in loans modified in TDRs. The $49.6 million in TDRs represents 97 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at June 30, 2016 and approximately $3.2 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended June 30, 2016 and 2015, the Company recorded $135,000 and $94,000, respectively, in interest income representing this decrease in impairment. For the six months ended June 30, 2016 and 2015, the Company recorded $225,000 and $287,000, respectively, in interest income.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at June 30, 2016, the Company had $11.3 million of foreclosed residential real estate properties included within OREO.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2016 and 2015, respectively, which represent TDRs:

Three months ended June 30, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$275	1	$275	—	$—	—	$—	1	$275
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	1	380	1	380	1	380	1	380	—	—
Total loans	2	$655	2	$655	1	$380	1	$380	1	$275

Three months ended June 30, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	169	1	169	—	—	1	169	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	5	1,148	5	1,148	2	372			—	—
Total loans	6	$1,317	6	$1,317	2	$372	1	$169	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended June 30, 2016, two loans totaling $655,000 were determined to be TDRs, compared to six loans totaling $1.3 million in the same period of 2015. Of these loans extended at below market terms, the weighted average extension had a term of approximately 36 months during the quarter ended June 30, 2016 compared to 29 months for the quarter ended June 30, 2015. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 275 basis points and 408 basis points during the three months ending June 30, 2016 and 2015, respectively. Interest-only payment terms were approximately six months during the three months ending June 30, 2016 compared to approximately 29 months for the three months ending June 30, 2015. Additionally, $300,000 of principal was forgiven in the second quarter of 2016 compared to no principal balances forgiven in the second quarter of 2015.

Six months ended June 30, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$317	2	$317	—	$—	—	$—	1	$275
Commercial real estate
Office	1	450	1	450	—	—	—	—	—	—
Industrial	6	7,921	6	7,921	3	7,196	—	—	—	—
Mixed use and other	2	150	2	150	—	—	—	—	—	—
Residential real estate and other	2	540	1	380	2	540	1	380	—	—
Total loans	13	$9,378	12	$9,218	5	$7,736	1	$380	1	$275

Six months ended June 30, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	1	169	1	169	—	—	1	169	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	8	1,442	8	1,442	4	452	1	50	—	—
Total loans	9	$1,611	9	$1,611	4	$452	2	$219	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the six months ended June 30, 2016, 13 loans totaling $9.4 million were determined to be TDRs, compared to nine loans totaling $1.6 million in the same period of 2015. Of these loans extended at below market terms, the weighted average extension had a term of approximately six months during the six months ended June 30, 2016 compared to 27 months for the six months ended June 30, 2015. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 30 basis points and 367 basis points for the year-to-date periods June 30, 2016 and 2015, respectively. Interest-only payment terms were approximately six months during the six months ending June 30, 2016 compared to 28 months during the same period of 2015. Additionally, $300,000 of principal balances were forgiven in the first six months of 2016 compared to no balances forgiven during the same period of 2015.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2016 and 2015, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2016		Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$317	—	$—	—	$—
Commercial real estate
Office	1	450	1	450	1	450
Industrial	6	7,921	3	725	3	725
Mixed use and other	4	351	1	16	3	217
Residential real estate and other	3	762	1	222	1	222
Total loans	16	$9,801	6	$1,413	8	$1,614

(Dollars in thousands)	As of June 30, 2015		Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$1,461	—	$—	—	$—
Commercial real estate
Office	1	720	—	—	—	—
Industrial	2	854	—	—	—	—
Mixed use and other	—	—	—	—	—	—
Residential real estate and other	13	3,058	4	833	4	833
Total loans	17	$6,093	4	$833	4	$833

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2016	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2016
Community banking	$401,612	$11,427	$—	$1,354	$414,393
Specialty finance	38,035	—	—	1,553	39,588
Wealth management	32,114	—	—	—	32,114
Total	$471,761	$11,427	$—	$2,907	$486,095

The community banking segment's goodwill increased $12.8 million in the first six months of 2016 primarily as a result of the acquisition of Generations. The specialty finance segment's goodwill increased $1.6 million in the first six months of 2016 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2016, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not than an impairment existed at that time. The annual goodwill impairment tests of the specialty finance and wealth management segments will be conducted at December 31, 2016.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of June 30, 2016 is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$34,998	$34,841	$25,881
Accumulated amortization	(19,654)	(17,382)	(14,983)
Net carrying amount	$15,344	$17,459	$10,898
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(1,100)	(1,052)	(1,001)
Net carrying amount	$700	$748	$799
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(2,163)	(1,938)	(1,713)
Net carrying amount	$5,777	$6,002	$6,227
Total other intangible assets, net	$21,821	$24,209	$17,924

Estimated amortization
Actual in six months ended June 30, 2016	$2,546
Estimated remaining in 2016	2,160
Estimated—2017	3,902
Estimated—2018	3,395
Estimated—2019	2,872
Estimated—2020	2,328

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

Total amortization expense associated with finite-lived intangibles totaled approximately $2.5 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively.

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Balance:
Non-interest bearing	$5,367,672	$4,836,420	$3,910,310
NOW and interest bearing demand deposits	2,450,710	2,390,217	2,240,832
Wealth management deposits	1,904,121	1,643,653	1,591,251
Money market	4,384,134	4,041,300	3,898,495
Savings	1,851,863	1,723,367	1,504,654
Time certificates of deposit	4,083,250	4,004,677	3,936,876
Total deposits	$20,041,750	$18,639,634	$17,082,418
Mix:
Non-interest bearing	27%	26%	23%
NOW and interest bearing demand deposits	12	13	13
Wealth management deposits	10	9	9
Money market	22	22	23
Savings	9	9	9
Time certificates of deposit	20	21	23
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of Company and brokerage customers from unaffiliated companies.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of notes payable, FHLB advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
FHLB advances	$588,055	$853,431	$435,721
Other borrowings:
Notes payable	59,937	67,429	75,000
Short-term borrowings	38,798	63,887	48,295
Other	18,564	18,965	18,413
Secured borrowings	135,312	115,504	119,966
Total other borrowings	252,611	265,785	261,674
Subordinated notes	138,915	138,861	138,808
Total FHLB advances, other borrowings and subordinated notes	$979,581	$1,258,077	$836,203

FHLB Advances

FHLB advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.

Notes Payable

At June 30, 2016, notes payable represented a $59.9 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement ("Credit Agreement") with unaffiliated banks dated December 15, 2014. The Credit Agreement consists of the Term Facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At June 30, 2016, the Company had a balance of $59.9 million compared to $67.4 million at December 31, 2015 and $75.0 million at June 30, 2015 under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At June 30, 2016, December 31, 2015 and June 30, 2015, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition. In December 2015, the Company amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 14, 2015 to December 12, 2016.

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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2016, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $38.8 million at June 30, 2016 compared to $63.9 million at December 31, 2015 and $48.3 million at June 30, 2015. At June 30, 2016, December 31, 2015 and June 30, 2015, securities sold under repurchase agreements represent $38.8 million, $58.9 million and $48.3 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of June 30, 2016, the Company had pledged securities related to its customer balances in sweep accounts of $63.5 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of June 30, 2016 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Treasury	$10,009
Corporate notes:
Financial issuers	3,945
Mortgage-backed securities	47,464
Held-to-maturity securities pledged
U.S. Government agencies	2,053
Total collateral pledged	$63,471
Excess collateral	24,673
Securities sold under repurchase agreements	$38,798

Other Borrowings

Other borrowings at June 30, 2016 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-Rate Promissory Note") related to and secured by an office building owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At June 30, 2016, the Fixed-Rate Promissory Note had a balance of $18.0 million compared to a balance of $18.3 million and $18.4 million at December 31, 2015 and June 30, 2015, respectively. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017. At June 30, 2016 and December 31, 2015, the non-recourse notes related to certain capital leases totaled $591,000 and $732,000, respectively.

Secured Borrowings

Secured borrowings at June 30, 2016 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At June 30, 2016, the translated balance of the secured borrowing totaled $123.7 million compared to $115.5 million at December 31, 2015 and $120.0 million at June 30, 2015. Additionally, the interest rate under the Receivables Purchase Agreement at June 30, 2016 was 1.6044%.

Subordinated Notes

At June 30, 2016, the Company had outstanding subordinated notes totaling $138.9 million compared to $138.9 million and $138.8 million outstanding at December 31, 2015 and June 30, 2015, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(11) Junior Subordinated Debentures

As of June 30, 2016, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities.

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

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2016. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 6/30/2016	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.88%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.43%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	3.23%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.60%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	2.08%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	2.28%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.64%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.64%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.63%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	2.40%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	2.27%	06/2007	09/2037	06/2012
Total			$253,566		2.84%

The junior subordinated debentures totaled $253.6 million at June 30, 2016 compared to $268.6 million at December 31, 2015 and $249.5 million at June 30, 2015.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2016, the weighted average contractual interest rate on the junior subordinated debentures was 2.84%. The Company entered into interest rate swaps and caps with an aggregate notional value of $225 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of June 30, 2016, was 3.79%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

The Company has guaranteed the payment of distributions and payments upon liquidation or redemption of the trust preferred securities, in each case to the extent of funds held by the Trusts. The Company and the Trusts believe that, taken together, the obligations of the Company under the guarantees, the junior subordinated debentures, and other related agreements provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all of the obligations of the Trusts under the trust preferred securities. Subject to certain limitations, the Company has the right to defer the payment of interest on the junior subordinated debentures at any time, or from time to time, for a period not to exceed 20 consecutive quarters. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part prior to maturity at any time after the earliest redemption dates shown in the table, and earlier at the discretion of the Company if certain conditions are met, and, in any event, only after the Company has obtained Federal Reserve Bank ("FRB") approval, if then required under applicable guidelines or regulations.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2016	June 30, 2015
Net interest income:
Community Banking	$142,251	$126,964	$15,287	12%
Specialty Finance	24,352	21,338	3,014	14
Wealth Management	4,383	4,280	103	2
Total Operating Segments	170,986	152,582	18,404	12
Intersegment Eliminations	4,284	4,310	(26)	(1)
Consolidated net interest income	$175,270	$156,892	$18,378	12%
Non-interest income:
Community Banking	$60,813	$56,253	$4,560	8%
Specialty Finance	12,482	9,135	3,347	37
Wealth Management	19,863	19,013	850	4
Total Operating Segments	93,158	84,401	8,757	10
Intersegment Eliminations	(8,359)	(7,388)	(971)	(13)
Consolidated non-interest income	$84,799	$77,013	$7,786	10%
Net revenue:
Community Banking	$203,064	$183,217	$19,847	11%
Specialty Finance	36,834	30,473	6,361	21
Wealth Management	24,246	23,293	953	4
Total Operating Segments	264,144	236,983	27,161	11
Intersegment Eliminations	(4,075)	(3,078)	(997)	(32)
Consolidated net revenue	$260,069	$233,905	$26,164	11%
Segment profit:
Community Banking	$34,576	$29,133	$5,443	19%
Specialty Finance	12,044	11,378	666	6
Wealth Management	3,421	3,320	101	3
Consolidated net income	$50,041	$43,831	$6,210	14%
Segment assets:
Community Banking	$20,190,707	$17,312,377	$2,878,330	17%
Specialty Finance	3,645,077	2,931,838	713,239	24
Wealth Management	584,832	545,987	38,845	7
Consolidated total assets	$24,420,616	$20,790,202	$3,630,414	17%

	Six months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2016	June 30, 2015
Net interest income:
Community Banking	$283,949	$249,645	$34,304	14%
Specialty Finance	45,532	42,384	3,148	7
Wealth Management	8,866	8,469	397	5
Total Operating Segments	338,347	300,498	37,849	13
Intersegment Eliminations	8,432	8,285	147	2
Consolidated net interest income	$346,779	$308,783	$37,996	12%
Non-interest income:
Community Banking	$106,480	$101,165	$5,315	5%
Specialty Finance	24,885	17,006	7,879	46
Wealth Management	38,615	37,741	874	2
Total Operating Segments	169,980	155,912	14,068	9
Intersegment Eliminations	(16,429)	(14,358)	(2,071)	(14)
Consolidated non-interest income	$153,551	$141,554	$11,997	8%
Net revenue:
Community Banking	$390,429	$350,810	$39,619	11%
Specialty Finance	70,417	59,390	11,027	19
Wealth Management	47,481	46,210	1,271	3
Total Operating Segments	508,327	456,410	51,917	11
Intersegment Eliminations	(7,997)	(6,073)	(1,924)	(32)
Consolidated net revenue	$500,330	$450,337	$49,993	11%
Segment profit:
Community Banking	$69,333	$54,098	$15,235	28%
Specialty Finance	23,516	22,330	1,186	5
Wealth Management	6,303	6,455	(152)	(2)
Consolidated net income	$99,152	$82,883	$16,269	20%

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

Below is a summary of the interest rate cap derivatives held by the Company as of June 30, 2016:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	June 30, 2016
August 29, 2012	August 29, 2016	216,500	Cash Flow Hedging	—
February 22, 2013	August 22, 2016	43,500	Cash Flow Hedging	—
February 22, 2013	August 22, 2016	56,500	Non-Hedge Designated	—
March 21, 2013	March 21, 2017	100,000	Non-Hedge Designated	2
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	—
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	6
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	6
		$581,500		$14

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2016, December 31, 2015 and June 30, 2015:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015	June 30, 2016	December 31, 2015	June 30, 2015
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$12	$242	$514	$1,577	$846	$1,573
Interest rate derivatives designated as Fair Value Hedges	—	27	39	999	143	—
Total derivatives designated as hedging instruments under ASC 815	$12	$269	$553	$2,576	$989	$1,573
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$89,024	$42,510	$36,194	$88,316	$41,469	$35,032
Interest rate lock commitments	11,435	7,401	11,990	2,973	171	—
Forward commitments to sell mortgage loans	—	745	—	6,496	2,275	3,805
Foreign exchange contracts	581	373	181	551	115	89
Total derivatives not designated as hedging instruments under ASC 815	$101,040	$51,029	$48,365	$98,336	$44,030	$38,926
Total Derivatives	$101,052	$51,298	$48,918	$100,912	$45,019	$40,499

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

As of June 30, 2016, the Company had one interest rate swap and two interest rate cap derivatives designated as cash flow hedges of variable rate deposits. The interest rate swap derivative had a notional amount of $250.0 million and matures in July 2019. The cap derivatives had notional amounts of $216.5 million and $43.5 million, respectively, both maturing in August 2016. Additionally, as of June 30, 2016, the Company had two interest rate swaps and two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The swap derivatives associated with the Company's junior subordinated debentures had notional amounts of $50.0 million and $25.0 million and mature in September 2016 and October 2016. The cap derivatives associated with the Company's junior subordinated debentures had notional amounts of $50.0 million and $40.0 million, respectively, both maturing in September 2017. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the six months ended June 30, 2016 or June 30, 2015. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of June 30, 2016:

	June 30, 2016
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
September 2016	$50,000	$(170)
October 2016	25,000	(113)
July 2019	250,000	(1,294)
Total Interest Rate Swaps	$325,000	$(1,577)
Interest Rate Caps:
August 2016	43,500	—
August 2016	216,500	—
September 2017	50,000	6
September 2017	40,000	6
Total Interest Rate Caps	$350,000	$12
Total Cash Flow Hedges	$675,000	$(1,565)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Unrealized loss at beginning of period	$(3,051)	$(4,623)	$(3,529)	$(4,062)
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	832	475	1,555	889
Amount of loss recognized in other comprehensive income	(1,355)	(260)	(1,600)	(1,235)
Unrealized loss at end of period	$(3,574)	$(4,408)	$(3,574)	$(4,408)

As of June 30, 2016, the Company estimates that during the next twelve months, $1.7 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2016, the Company has four interest rate swaps with an aggregate notional amount of $24.7 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net gain of $17,000 in other income related to hedge ineffectiveness for the three months ended June 30, 2016 and a $2,000 net gain for the three months ended June 30, 2015. On a year-to-date basis, the Company recognized a net loss of $22,000 and $2,000 for the six months ending June 30, 2016 and 2015, respectively.

On June 1, 2013, the Company de-designated a $96.5 million notional amount cap which was previously designated as a fair value hedge of interest rate risk associated with an embedded cap in one of the Company’s floating rate loans. The hedged loan was restructured which resulted in the interest rate cap no longer qualifying as an effective fair value hedge. As such, the interest rate cap derivative is no longer accounted for under hedge accounting and all changes in the interest rate cap derivative value subsequent to June 1, 2013 are recorded in earnings. Additionally, the Company has recorded amortization of the basis in the previously hedged item as a reduction to interest income of $43,000 and $86,000 in the three month period and six month period ended June 30, 2016, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of June 30, 2016 and 2015:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Three Months Ended		Amount of (Loss)/Gain Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate swaps	Trading (losses) gains, net	$(329)	$17	$346	$(15)	$17	$2

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Six Months Ended		Amount of (Loss)/Gain Recognized in Income on Hedged Item Six Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Six Months Ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate swaps	Trading (losses) gains, net	$(883)	$(15)	$861	$13	$(22)	$(2)

Non-Designated Hedges

The Company does not use derivatives for speculative purposes. Derivatives not designated as accounting hedges are used to manage the Company’s economic exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At June 30, 2016, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $3.8 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from July 2016 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in accounting hedge relationships. At June 30, 2016, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $1.2 billion and interest rate lock commitments with an aggregate notional amount of approximately $655.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and to facilitate the respective risk management strategies of certain customer's foreign currency transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. For certain foreign currency contracts with customers, the Company simultaneously executes offsetting derivatives with third parties. These offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. As of June 30, 2016 the Company held foreign currency derivatives with an aggregate notional amount of approximately $35.1 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2016, December 31, 2015 or June 30, 2015.

As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. As of June 30, 2016, the Company held three interest rate cap derivative contracts, which are not designated in accounting hedge relationships, with an aggregate notional value of $231.5 million.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in accounting hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate swaps and caps	Trading (losses) gains, net	$(432)	$133	$(356)	$(317)
Mortgage banking derivatives	Mortgage banking revenue	(2,707)	299	(843)	2,393
Covered call options	Fees from covered call options	4,649	4,565	6,361	8,925
Foreign exchange contracts	Trading (losses) gains, net	(173)	71	(236)	20

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2016, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $92.3 million. If at June 30, 2016 the Company had breached any of these provisions and the derivative positions were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015	June 30, 2016	December 31, 2015	June 30, 2015
Gross Amounts Recognized	$89,036	$42,779	$36,747	$90,892	$42,458	$36,605
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$89,036	$42,779	$36,747	$90,892	$42,458	$36,605
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(161)	(753)	(1,896)	(161)	(753)	(1,896)
Collateral Posted (1)	—	—	—	(90,731)	(41,705)	(34,709)
Net Credit Exposure	$88,875	$42,026	$34,851	$—	$—	$—

(1)
As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company posted collateral of $94.2 million, $45.5 million and $36.0 million, respectively, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At June 30, 2016, the Company classified $69.8 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the second quarter of 2016, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2016 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

At June 30, 2016, the Company held $25.2 million of equity securities classified as Level 3. The securities in Level 3 are primarily comprised of auction rate preferred securities. The Company’s valuation methodology includes modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a market spread derived from the market price of the securities underlying debt. At June 30, 2016, the Company considered three different securities whose implied market spreads were believed to provide a proxy for the Company’s auction rate preferred securities. The market spreads ranged from 2.16%-2.81% with an average of 2.48% which was added to three-month LIBOR to be used as the discount rate input to the Company's model. Fair value of the securities is sensitive to the discount rate utilized as a higher discount rate results in a decreased fair value measurement.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Mortgage servicing rights ("MSRs")—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At June 30, 2016, the Company classified $13.4 million of MSRs as Level 3. The weighted average discount rate used as an input to value the MSRs at June 30, 2016 was 5.20% with discount rates applied ranging from 3%-6%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 2%-47% or a weighted average prepayment speed of 11.67% used as an input to value the MSRs at June 30, 2016. Prepayment speeds are inversely related to the fair value of MSRs as an increase in prepayment speeds results in a decreased valuation.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$122,330	$—	$122,330	$—
U.S. Government agencies	69,916	—	69,916	—
Municipal	111,640	—	41,828	69,812
Corporate notes	69,690	—	69,690	—
Mortgage-backed	207,508	—	207,508	—
Equity securities	56,579	—	31,392	25,187
Trading account securities	3,613	—	3,613	—
Mortgage loans held-for-sale	554,256	—	554,256	—
MSRs	13,382	—	—	13,382
Nonqualified deferred compensation assets	9,076	—	9,076	—
Derivative assets	101,052	—	101,052	—
Total	$1,319,042	$—	$1,210,661	$108,381
Derivative liabilities	$100,912	$—	$100,912	$—

	December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$306,729	$—	$306,729	$—
U.S. Government agencies	70,236	—	70,236	—
Municipal	108,595	—	39,982	68,613
Corporate notes	81,545	—	81,545	—
Mortgage-backed	1,092,597	—	1,092,597	—
Equity securities	56,686	—	31,487	25,199
Trading account securities	448	—	448	—
Mortgage loans held-for-sale	388,038	—	388,038	—
MSRs	9,092	—	—	9,092
Nonqualified deferred compensation assets	8,517	—	8,517	—
Derivative assets	51,298	—	51,298	—
Total	$2,173,781	$—	$2,070,877	$102,904
Derivative liabilities	$45,019	$—	$45,019	$—

	June 30, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$281,161	$—	$281,161	$—
U.S. Government agencies	628,660	—	628,660	—
Municipal	269,790	—	211,218	58,572
Corporate notes	128,141	—	128,141	—
Mortgage-backed	800,101	—	800,101	—
Equity securities	54,208	—	29,212	24,996
Trading account securities	1,597	—	1,597	—
Mortgage loans held-for-sale	497,283	—	497,283	—
MSRs	8,034	—	—	8,034
Nonqualified deferred compensation assets	8,778	—	8,778	—
Derivative assets	48,918	—	48,918	—
Total	$2,726,671	$—	$2,635,069	$91,602
Derivative liabilities	$40,500	$—	$40,500	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2016, December 31, 2015 and June 30, 2015 for mortgage loans held-for-sale measured at fair value under ASC 825 was $529.0 million, $372.0 million and $475.9 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $554.3 million, $388.0 million and $497.3 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of June 30, 2016, December 31, 2015 and June 30, 2015.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2016 and 2015 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at April 1, 2016	$70,242	$24,054	$10,128
Total net gains (losses) included in:
Net income (1)	—	—	3,254
Other comprehensive income	113	1,133	—
Purchases	1,003	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,546)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2016	$69,812	$25,187	$13,382

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2016	$68,613	$25,199	$9,092
Total net gains (losses) included in:
Net income (1)	—	—	4,290
Other comprehensive income	100	(12)	—
Purchases	4,274	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(3,175)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2016	$69,812	$25,187	$13,382

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at April 1, 2015	$56,049	$24,656	$7,852
Total net gains (losses) included in:
Net income (1)	—	—	182
Other comprehensive income	(713)	340	—
Purchases	4,175	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(939)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2015	$58,572	$24,996	$8,034

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2015	$58,953	$23,711	$8,435
Total net gains (losses) included in:
Net income (1)	—	—	(401)
Other comprehensive income	(510)	1,285	—
Purchases	10,849	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(10,720)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at June 30, 2015	$58,572	$24,996	$8,034

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2016.

	June 30, 2016				Three Months Ended June 30, 2016 Fair Value Losses Recognized, net	Six Months Ended June 30, 2016 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$67,837	$—	$—	$67,837	$3,897	$6,230
Other real estate owned, including covered other real estate owned (1)	51,046	—	—	51,046	2,293	3,380
Total	$118,883	$—	$—	$118,883	$6,190	$9,610

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At June 30, 2016, the Company had $96.0 million of impaired loans classified as Level 3. Of the $96.0 million of impaired loans, $67.8 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $28.1 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for non-covered other real estate owned and covered other real estate owned. At June 30, 2016, the Company had $51.0 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2016 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$69,812	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Equity Securities	25,187	Discounted cash flows	Discount rate	2.16%-2.81%	2.48%	Decrease
MSRs	13,382	Discounted cash flows	Discount rate	3%-6%	5.20%	Decrease
			Constant prepayment rate (CPR)	2%-47%	11.67%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$67,837	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real estate owned	51,046	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2016		At December 31, 2015		At June 30, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$271,575	$271,575	$275,795	$275,795	$252,209	$252,209
Interest bearing deposits with banks	693,269	693,269	607,782	607,782	591,721	591,721
Available-for-sale securities	637,663	637,663	1,716,388	1,716,388	2,162,061	2,162,061
Held-to-maturity securities	992,211	1,010,179	884,826	878,111	—	—
Trading account securities	3,613	3,613	448	448	1,597	1,597
FHLB and FRB stock, at cost	121,319	121,319	101,581	101,581	89,818	89,818
Brokerage customer receivables	26,866	26,866	27,631	27,631	29,753	29,753
Mortgage loans held-for-sale, at fair value	554,256	554,256	388,038	388,038	497,283	497,283
Total loans	18,279,903	19,228,691	17,266,790	18,106,829	15,707,060	16,469,518
MSRs	13,382	13,382	9,092	9,092	8,034	8,034
Nonqualified deferred compensation assets	9,076	9,076	8,517	8,517	8,778	8,778
Derivative assets	101,052	101,052	51,298	51,298	48,918	48,918
FDIC indemnification asset	—	—	—	—	3,429	3,429
Accrued interest receivable and other	198,017	198,017	193,092	193,092	178,349	178,349
Total financial assets	$21,902,202	$22,868,958	$21,531,278	$22,364,602	$19,579,010	$20,341,468
Financial Liabilities
Non-maturity deposits	$15,958,500	$15,958,500	$14,634,957	$14,634,957	$13,145,542	$13,145,542
Deposits with stated maturities	4,083,250	4,086,350	4,004,677	3,998,180	3,936,876	3,937,146
FHLB advances	588,055	597,568	853,431	863,437	435,721	448,870
Other borrowings	252,611	252,611	265,785	265,785	261,674	261,674
Subordinated notes	138,915	141,858	138,861	140,302	138,808	142,810
Junior subordinated debentures	253,566	254,143	268,566	268,046	249,493	250,265
Derivative liabilities	100,912	100,912	45,019	45,019	40,500	40,500
FDIC indemnification liability	11,729	11,729	6,100	6,100	—	—
Accrued interest payable	6,175	6,175	7,394	7,394	6,827	6,827
Total financial liabilities	$21,393,713	$21,409,846	$20,224,790	$20,229,220	$18,215,441	$18,233,634

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

FHLB advances. The fair value of FHLB advances is obtained from the FHLB which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. In accordance with ASC 820, the Company has categorized FHLB advances as a Level 3 fair value measurement.

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
The following table presents the weighted average assumptions used to determine the fair value of options granted in the six month periods ending June 30, 2016 and 2015.

	Six Months Ended
	June 30,	June 30,
	2016	2015
Expected dividend yield	0.9%	0.9%
Expected volatility	25.2%	26.5%
Risk-free rate	1.3%	1.3%
Expected option life (in years)	4.5	4.5
Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.3 million in the second quarter of 2016 and $3.0 million in the second quarter of 2015, and $4.8 million and $5.3 million for the year-to-date periods, respectively.

A summary of the Company's stock option activity for the six months ended June 30, 2016 and June 30, 2015 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2016	1,551,734	$41.32
Granted	558,411	40.96
Exercised	(99,760)	37.56
Forfeited or canceled	(84,750)	49.03
Outstanding at June 30, 2016	1,925,635	$41.07	4.9	$19,159
Exercisable at June 30, 2016	896,155	$39.08	3.6	$10,695

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2015	1,618,426	$43.00
Conversion of options of acquired company	16,364	21.18
Granted	493,690	44.17
Exercised	(108,042)	33.70
Forfeited or canceled	(219,356)	53.47
Outstanding at June 30, 2015	1,801,082	$42.40	4.4	$20,012
Exercisable at June 30, 2015	916,168	$40.62	2.9	$11,928

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2016 and June 30, 2015 was $8.61 and $9.69, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2016 and 2015, was $1.2 million and $1.6 million, respectively.

A summary of the Plans' restricted share activity for the six months ended June 30, 2016 and June 30, 2015 is presented below:

	Six months ended June 30, 2016		Six months ended June 30, 2015
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	137,593	$49.63	146,112	$47.45
Granted	14,546	43.95	14,907	45.35
Vested and issued	(8,523)	44.10	(14,015)	38.78
Forfeited or canceled	(504)	44.26	—	—
Outstanding at June 30	143,112	$49.40	147,004	$48.07
Vested, but not issuable at June 30	88,696	$51.43	85,000	$51.88

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2016 and June 30, 2015 is presented below:

	Six months ended June 30, 2016		Six months ended June 30, 2015
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	276,533	$43.01	295,679	$38.18
Granted	117,409	40.95	104,191	44.17
Vested and issued	(78,410)	37.90	(78,590)	31.10
Forfeited	(13,064)	41.13	(33,522)	32.62
Outstanding at June 30	302,468	$43.62	287,758	$42.93
Vested, but deferred at June 30	6,646	$37.89	—	$—

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

(16) Shareholders’ Equity and Earnings Per Share

Common Stock Offering

In June 2016, the Company issued through a public offering a total of 3,000,000 shares of its common stock. Net proceeds to the Company totaled approximately $152.8 million.

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

Series C Preferred Stock

In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in a public offering. When, as and if declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a current conversion rate of 24.6213 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In the first six months of of 2016, pursuant to such terms, 30 shares of the Series C Preferred Stock were converted at the option of the respective holders into 729 shares of the Company's common stock. In 2015, pursuant to such terms, 180 shares of the Series C Preferred Stock were converted at the option of the respective holders into 4,374 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82, subject to customary anti-dilution adjustments, and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first six months of 2016, no warrant shares were exercised. At June 30, 2016, all remaining holders of the interest in the warrant were able to exercise 367,432 warrant shares.

Other

In July 2015, the Company issued 388,573 shares of its common stock in the acquisition of CFIS. In January 2015, the Company issued 422,122 shares of its common stock in the acquisition of Delavan.

At the January 2016 Board of Directors meeting, a quarterly cash dividend of $0.12 per share ($0.48 on an annualized basis) was declared. It was paid on February 25, 2016 to shareholders of record as of February 11, 2016. At the April 2016 Board of Directors meeting, a quarterly cash dividend of $0.12 per share ($0.48 on an annualized basis) was declared. It was paid on May 26, 2016 to shareholders of record as of May 12, 2016.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at April 1, 2016	$(1,204)	$(1,903)	$(36,803)	$(39,910)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	3,724	(822)	612	3,514
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(875)	505	—	(370)
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	2,326	—	—	2,326
Net other comprehensive income (loss) during the period, net of tax	$5,175	$(317)	$612	$5,470
Balance at June 30, 2016	$3,971	$(2,220)	$(36,191)	$(34,440)

Balance at January 1, 2016	$(17,674)	$(2,193)	$(42,841)	$(62,708)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	18,912	(971)	6,650	24,591
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(1,679)	944	—	(735)
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	$4,412	$—	$—	$4,412
Net other comprehensive income (loss) during the period, net of tax	$21,645	$(27)	$6,650	$28,268
Balance at June 30, 2016	$3,971	$(2,220)	$(36,191)	$(34,440)

Balance at April 1, 2015	$6,094	$(2,858)	$(34,327)	$(31,091)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(32,441)	(147)	1,516	(31,072)
Amount reclassified from accumulated other comprehensive (loss) income into net income, net of tax	14	278	—	292
Amount reclassified from accumulated other comprehensive (loss) income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	—	—	—	—
Net other comprehensive (loss) income during the period, net of tax	$(32,427)	$131	$1,516	$(30,780)
Balance at June 30, 2015	$(26,333)	$(2,727)	$(32,811)	$(61,871)

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(9,533)	$(2,517)	$(25,282)	$(37,332)
Other comprehensive loss during the period, net of tax, before reclassifications	(16,496)	(740)	(7,529)	(24,765)
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(304)	530	—	226
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	—	—	—	—
Net other comprehensive loss during the period, net of tax	$(16,800)	$(210)	$(7,529)	$(24,539)
Balance at June 30, 2015	$(26,333)	$(2,727)	$(32,811)	$(61,871)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2016	2015	2016	2015
Accumulated unrealized losses on securities
Gains (losses) included in net income	$1,440	$(24)	$2,765	$500	Gains (losses) on investment securities, net
	1,440	(24)	2,765	500	Income before taxes
Tax effect	$(565)	$10	$(1,086)	$(196)	Income tax expense
Net of tax	$875	$(14)	$1,679	$304	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$338	$—	$593	$—	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	494	457	$962	$871	Interest on junior subordinated debentures
	(832)	(457)	(1,555)	(871)	Income before taxes
Tax effect	$327	$179	$611	$341	Income tax expense
Net of tax	$(505)	$(278)	$(944)	$(530)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(In thousands, except per share data)		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income		$50,041	$43,831	$99,152	$82,883
Less: Preferred stock dividends and discount accretion		3,628	1,580	7,256	3,161
Net income applicable to common shares—Basic	(A)	46,413	42,251	91,896	79,722
Add: Dividends on convertible preferred stock, if dilutive		1,578	1,580	3,156	3,161
Net income applicable to common shares—Diluted	(B)	47,991	43,831	95,052	82,883
Weighted average common shares outstanding	(C)	49,140	47,567	48,794	47,404
Effect of dilutive potential common shares
Common stock equivalents		856	1,085	778	1,149
Convertible preferred stock, if dilutive		3,109	3,071	3,109	3,071
Total dilutive potential common shares		3,965	4,156	3,887	4,220
Weighted average common shares and effect of dilutive potential common shares	(D)	53,105	51,723	52,681	51,624
Net income per common share:
Basic	(A/C)	$0.94	$0.89	$1.88	$1.68
Diluted	(B/D)	$0.90	$0.85	$1.80	$1.61

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

(17) Regulatory Matters

The Company is a bank holding company that has elected to be treated by the FRB as a financial holding company for purposes of the Bank Holding Company Act of 1956 (as amended, the “BHC Act”). The activities of bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities determined by the FRB, by regulation or order prior to November 11, 1999, to be so closely related to banking as to be a proper incident thereto. Impermissible activities for bank holding companies and their subsidiaries include activities that are related to commerce, such as retail sales of nonfinancial products or manufacturing.

As a financial holding company, we may engage in an expanded range of activities, including securities and insurance activities conducted as agent or principal that are considered to be financial in nature. Moreover, financial holding companies may engage in activities incidental or complementary to financial activities, if the FRB determines that such activities pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. Maintaining our financial holding company status requires that our subsidiary banks remain “well-capitalized” and “well-managed” as defined by regulation, and maintain at least a “satisfactory” rating under the Community Reinvestment Act. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we must also remain well-capitalized and well-managed to maintain our financial holding company status. If we or our subsidiary banks fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions, and/or be required to cease and possibly divest of operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company.

In light of these requirements, the Company consistently monitors the capitalization of its banks, utilizing the ratios required by regulatory definition: 10.0%, 8.0%, 6.5% and 5.0% for each of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, common equity Tier 1 capital to risk-weighted assets and Tier 1 leverage ratio, respectively. To maintain adequate capitalization in satisfaction of these required ratios, the Company from time to time makes subordinated loans to one or more of its subsidiary banks, with a corresponding intercompany subordinated note issued by such subsidiary bank to the Company on account of each such loan. Such subordinated indebtedness is included in the Company’s calculation of its subsidiary banks’ respective Tier 2 capital.

On April 29, 2016 the Company determined that the intercompany subordinated note agreements that the Company’s subsidiary national banks utilized to issue subordinated debt did not conform with the provisions of 12 CFR 5.47(f)(ii) and OCC Bulletin 2015-22, which were issued in early 2015. This ruling impacted four of the Company’s national bank subsidiaries: Beverly Bank & Trust Company, N.A. (“Beverly Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Barrington Bank & Trust Company, N.A. (“Barrington Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”).

Accordingly, the Company recalculated the capitalization ratios of its affected subsidiary national banks to exclude subordinated debt that had been issued by such banks subsequent to January 1, 2015 from each bank’s respective Tier 2 capital. On April 29, 2016, each of these banks repaid to the Company 100% of their respective outstanding subordinated indebtedness, and the Company in turn infused corresponding amounts of capital surplus (Tier 1 capital) into the four banks as follows: (a) Beverly Bank - $13.0 million; (b) Schaumburg Bank - $10.3 million; (c) Barrington Bank - $5.0 million; and (d) Old Plank Trail Bank - $4.0 million. Following this effective substitution of Tier 1 capital for Tier 2 capital, the total capital to risk-weighted assets ratios of the four banks remained identical and each bank remains well capitalized.

In May 2016 the Company determined that certain intercompany subordinated note agreements that the Company’s Illinois-chartered banks utilized to issue subordinated debt did not qualify as Tier 2 capital due to a provision in the agreement which allowed the note holder to accelerate payment of principal. Accordingly, the subordinated notes issued after January 1, 2015 were not includable in Tier 2 capital and therefore the bank subsidiaries filed revised call reports for the periods affected. These filings impacted eight of the Company’s Illinois-chartered bank subsidiaries: Lake Forest Bank & Trust Company (“Lake Forest Bank”), Libertyville Bank & Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), St. Charles Bank & Trust Company (“St. Charles Bank”), State Bank of the Lakes, Village Bank & Trust (“Village Bank”), Wheaton Bank, and Wintrust Bank.

Accordingly, the Company recalculated the capitalization ratios of its affected Illinois-chartered banks to exclude subordinated debt that had been issued by such banks subsequent to January 1, 2015 from each bank’s respective Tier 2 capital. In May 2016, each of these banks issued replacement subordinated note agreements in a form that the Company is advised is sufficient to qualify as Tier 2 capital. Following this issuance of replacement subordinated note agreements, the total capital to risk-weighted assets ratios of the eight banks remained identical and each bank remains well capitalized.

After excluding the following outstanding amounts of subordinated debt from Tier 2 capital, the recalculated total capital to risk-weighted assets ratios for each bank were as follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2016	2015	2015	2015	2015
Subordinated debt excluded from Tier 2 capital
Beverly Bank	$13,000	$13,000	$11,000	$11,000	$1,000
Schaumburg Bank	8,500	8,500	3,500	3,500	3,500
Barrington Bank	5,000	—	—	—	—
Old Plank Trail Bank	4,000	—	—	—	—
Lake Forest Bank	10,000	10,000	10,000	14,000	14,000
Libertyville Bank	—	—	—	2,500	2,500
Northbrook Bank	12,500	6,500	6,500	7,500	7,500
St. Charles Bank	2,500	2,500	2,500	2,000	2,000
State Bank of the Lakes	3,500	3,500	3,500	3,500	2,500
Village Bank	2,500	2,500	2,500	7,000	7,000
Wheaton Bank	15,500	13,500	13,500	6,000	—
Wintrust Bank	17,000	13,000	13,000	13,000	6,000

Total capital (to risk-weighted assets) (1)
Beverly Bank	9.7%	9.6%	10.1%	10.2%	11.0%
Schaumburg Bank	10.2	10.3	10.7	10.8	10.7
Barrington Bank	11.4	11.3	11.6	11.4	11.1
Old Plank Trail Bank	10.8	11.3	11.8	11.6	11.9
Lake Forest Bank	11.8	10.9	11.0	10.8	10.8
Libertyville Bank	11.7	11.5	11.2	11.3	11.0
Northbrook Bank	10.3	10.5	10.7	10.6	10.6
St. Charles Bank	11.1	10.9	10.9	10.8	10.8
State Bank of the Lakes	11.0	10.6	10.9	10.9	10.9
Village Bank	11.0	11.0	10.9	11.0	10.5
Wheaton Bank	10.2	10.1	10.4	10.6	11.5
Wintrust Bank	10.9	10.9	10.9	11.1	11.2

(1)
Note that the OCC-regulated bank subsidiaries' first quarter 2016 call reports did not require refiling as the determination to exclude the subordinated debt from the capitalization ratios as of March 31, 2016 was made prior to the filing deadline of those call reports.

The Company believes that all of its banks have effectively been consistently well capitalized at all times during 2015 and 2016. As a technical matter under these revised ratio calculations, however, Beverly was not considered to be well capitalized at December 31, 2015 or March 31, 2016. The Company considers this to be immaterial because of the amount of subordinated indebtedness that actually was held by Beverly as of both dates, respectively, notwithstanding the required recalculation to exclude subordinated indebtedness from Tier 2 capital. Nonetheless, because the Credit Agreement requires that the Company’s banks maintain certain minimum regulatory capital ratios which are higher than some of the adjusted capital ratios, the Company received waivers from the Required Lenders under the Credit Agreement, waiving any technical default that may have existed on these dates.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 2016 compared with December 31, 2015 and June 30, 2015, and the results of operations for the three and six month periods ended June 30, 2016 and 2015, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2015 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Second Quarter Highlights

The Company recorded net income of $50.0 million for the second quarter of 2016 compared to $43.8 million in the second quarter of 2015. The results for the second quarter of 2016 demonstrate continued operating strengths including strong loan and deposit growth driving higher net interest income, higher mortgage banking and wealth management revenue, increased fees from covered call options and stable credit quality metrics. Additionally, in the second quarter of 2016, the Company completed a public offering of 3,000,000 shares of common stock resulting in net proceeds of $152.8 million.

The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $15.5 billion at June 30, 2015 and $17.1 billion at December 31, 2015 to $18.2 billion at June 30, 2016. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative, growth in the commercial, commercial real estate and life insurance premium finance receivables portfolios and the acquisition of Generations. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Consolidated Financial Statements in Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the second quarter of 2016, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At June 30, 2016, the Company had approximately $964.8 million in overnight liquid funds and interest-bearing deposits with banks.

The Company recorded net interest income of $175.3 million in the second quarter of 2016 compared to $156.9 million in the second quarter of 2015. The higher level of net interest income recorded in the second quarter of 2016 compared to the second quarter of 2015 resulted primarily from a $2.6 billion increase in average loans, excluding covered loans. The increase in average loans, excluding covered loans, was partially offset by a 14 basis point decline in the yield on earning assets, on a fully tax-equivalent basis and a four basis point increase in rate on interest bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $84.8 million in the second quarter of 2016, an increase of $7.8 million, or 10%, compared to the second quarter of 2015. The increase in the second quarter of 2016 compared to the second quarter of 2015 was primarily attributable to higher gains on sales of investment securities, increased operating lease income and an increase in service charges on deposits (see “Non-Interest Income” for further detail).

Non-interest expense totaled $171.0 million in the second quarter of 2016, increasing $16.7 million, or 11%, compared to the second quarter of 2015. The increase compared to the second quarter of 2015 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from the various acquisitions, and higher staffing levels as the Company grows, increased equipment expense, including operating lease equipment depreciation and higher data processing expenses (see “Non-Interest Expense” for further detail).

Announced Acquisitions

On July 6, 2016, the Company announced the signing of a definitive agreement to acquire First Community Financial Corporation ("FCFC"). FCFC is the parent company of First Community Bank, an Illinois state-chartered bank, which operates two banking locations in Elgin, Illinois. As of June 30, 2016, First Community Bank had approximately $177 million in assets, approximately $79 million in loans and approximately $154 million in deposits.

On June 27, 2016, the Company announced the signing of a definitive agreement to acquire approximately $581 million in performing loans and related relationships from an affiliate of GE Capital Franchise Finance. The loans are to franchise operators (primarily quick service restaurant concepts) in the Midwest and in the Western portion of the United States.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures for the three and six months ended June 30, 2016, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2016	June 30, 2015	Percentage (%) or Basis Point (bp) Change
Net income	$50,041	$43,831	14%
Net income per common share—Diluted	0.90	0.85	6
Net revenue (1)	260,069	233,905	11
Net interest income	175,270	156,892	12
Net overhead ratio (3)	1.46%	1.53%	(7) bp
Return on average assets	0.85	0.87	(2)
Return on average common equity	8.43	8.38	5
Return on average tangible common equity (2)	11.12	10.86	26

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2016	June 30, 2015	Percentage (%) or Basis Point (bp) Change
Net income	$99,152	$82,883	20%
Net income per common share—Diluted	1.80	1.61	12
Net revenue (1)	500,330	450,337	11
Net interest income	346,779	308,783	12
Net overhead ratio (3)	1.48	1.61	(13) bp
Return on average assets	0.85	0.83	2
Return on average common equity	8.49	8.02	47
Return on average tangible common equity (2)	11.22	10.42	80
At end of period
Total assets	$24,420,616	$20,790,202	17%
Total loans, excluding loans held-for-sale, excluding covered loans	18,174,655	15,513,650	17
Total loans, including loans held-for-sale, excluding covered loans	18,728,911	16,010,933	17
Total deposits	20,041,750	17,082,418	17
Total shareholders’ equity	2,623,595	2,264,982	16
Book value per common share (2)	$45.96	$42.24	9
Tangible common book value per share (2)	36.12	33.02	9
Market price per common share	51.00	53.38	(4)
Excluding covered loans:
Allowance for credit losses to total loans (4)	0.64%	0.65%	(1) bp
Non-performing loans to total loans	0.48%	0.49%	(1)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

(3)
The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The allowance for credit losses includes both the allowance for loan losses and the allowance for lending-related commitments.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2016	2015	2016	2015
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$197,064	$175,241	$389,295	$345,598
Taxable-equivalent adjustment:
- Loans	523	328	1,032	655
- Liquidity Management Assets	932	787	1,852	1,514
- Other Earning Assets	8	27	14	34
(B) Interest Income - FTE	$198,527	$176,383	$392,193	$347,801
(C) Interest Expense (GAAP)	21,794	18,349	42,516	36,815
(D) Net Interest Income - FTE (B minus C)	$176,733	$158,034	$349,677	$310,986
(E) Net Interest Income (GAAP) (A minus C)	$175,270	$156,892	$346,779	$308,783
Net interest margin (GAAP-derived)	3.24%	3.39%	3.26%	3.39%
Net interest margin - FTE	3.27%	3.41%	3.29%	3.42%
(F) Non-interest income	$84,799	$77,013	$153,551	$141,554
(G) Gains (losses) on investment securities, net	1,440	(24)	2,765	500
(H) Non-interest expense	170,969	154,297	324,699	301,615
Efficiency ratio (H/(E+F-G))	66.11%	65.96%	65.26%	67.05%
Efficiency ratio - FTE (H/(D+F-G))	65.73%	65.64%	64.88%	66.72%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,623,595	$2,264,982
(I) Less: Convertible preferred stock	(126,257)	(126,312)
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(507,916)	(439,570)
(J) Total tangible common shareholders’ equity	$1,864,422	$1,574,100
Total assets	$24,420,616	$20,790,202
Less: Intangible assets	(507,916)	(439,570)
(K) Total tangible assets	$23,912,700	$20,350,632
Tangible common equity ratio (J/K)	7.8%	7.7%
Tangible common equity ratio, assuming full conversion of convertible preferred stock ((J-I)/K)	8.3%	8.4%
Calculation of book value per share
Total shareholders’ equity	$2,623,595	$2,264,982
Less: Preferred stock	(251,257)	(251,312)
(L) Total common equity	$2,372,338	$2,013,670
(M) Actual common shares outstanding	51,619	47,677
Book value per common share (L/M)	$45.96	$42.24
Tangible common book value per share (J/M)	$36.12	$33.02

Calculation of return on average common equity
(N) Net income applicable to common shares	46,413	42,251	91,896	79,722
Add: After-tax intangible asset amortization	781	597	1,593	1,212
(O) Tangible net income applicable to common shares	47,194	42,848	93,489	80,934
Total average shareholders' equity	2,465,732	2,156,128	2,427,751	2,135,357
Less: Average preferred stock	(251,257)	(134,586)	(251,259)	(130,538)
(P) Total average common shareholders' equity	2,214,475	2,021,542	2,176,492	2,004,819
Less: Average intangible assets	(507,439)	(439,455)	(501,516)	(437,964)
(Q) Total average tangible common shareholders’ equity	1,707,036	1,582,087	1,674,976	1,566,855
Return on average common equity, annualized (N/P)	8.43%	8.38%	8.49%	8.02%
Return on average tangible common equity, annualized (O/Q)	11.12%	10.86%	11.22%	10.42%

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

Net Income

Net income for the quarter ended June 30, 2016 totaled $50.0 million, an increase of $6.2 million, or 14%, compared to the second quarter of 2015. On a per share basis, net income for the second quarter of 2016 totaled $0.90 per diluted common share compared to $0.85 in the second quarter of 2015.

The most significant factors impacting net income for the second quarter of 2016 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets, gains on sales of investment securities, increased operating lease income, and an increase in service charges on deposits. These improvements were offset by an increase in non-interest expense attributable to higher salary and employee benefit costs caused by the addition of employees from the various acquisitions, and higher staffing levels as the Company grows, increased equipment expense, including operating lease equipment depreciation and higher data processing expenses.

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

Quarter Ended June 30, 2016 compared to the Quarters Ended March 31, 2016 and June 30, 2015

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the second quarter of 2016 as compared to the first quarter of 2016 (sequential quarters) and second quarter of 2015 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	March 31, 2016	June 30, 2015
Liquidity management assets(1)(2)(7)	$3,413,113	$3,300,138	$2,709,176	$19,236	$19,794	$15,949	2.27%	2.41%	2.36%
Other earning assets(2)(3)(7)	29,759	28,731	32,115	238	236	283	3.21	3.31	3.54
Loans, net of unearned income(2)(4)(7)	18,204,552	17,508,593	15,632,875	177,571	171,625	156,970	3.92	3.94	4.03
Covered loans	109,533	141,351	202,663	1,482	2,011	3,181	5.44	5.72	6.30
Total earning assets(7)	$21,756,957	$20,978,813	$18,576,829	$198,527	$193,666	$176,383	3.67%	3.71%	3.81%
Allowance for loan and covered loan losses	(116,984)	(112,028)	(101,211)
Cash and due from banks	272,935	259,343	236,242
Other assets	1,841,847	1,776,785	1,534,754
Total assets	$23,754,755	$22,902,913	$20,246,614

Interest-bearing deposits	$14,065,995	$13,717,333	$13,115,453	$13,594	$12,781	$11,996	0.39%	0.37%	0.37%
FHLB advances	946,081	825,104	338,768	2,984	2,886	1,812	1.27	1.41	2.15
Other borrowings	248,233	257,384	193,367	1,086	1,058	787	1.76	1.65	1.63
Subordinated notes	138,898	138,870	138,799	1,777	1,777	1,777	5.12	5.12	5.12
Junior subordinated notes	253,566	257,687	249,493	2,353	2,220	1,977	3.67	3.41	3.13
Total interest-bearing liabilities	$15,652,773	$15,196,378	$14,035,880	$21,794	$20,722	$18,349	0.56%	0.55%	0.52%
Non-interest bearing deposits	5,223,384	4,939,746	3,725,728
Other liabilities	412,866	377,019	328,878
Equity	2,465,732	2,389,770	2,156,128
Total liabilities and shareholders’ equity	$23,754,755	$22,902,913	$20,246,614
Interest rate spread(5)(7)							3.11%	3.16%	3.29%
Less: Fully tax-equivalent adjustment				(1,463)	(1,435)	(1,142)	(0.03)	(0.03)	(0.02)
Net free funds/contribution(6)	$6,104,184	$5,782,435	$4,540,949				0.16	0.16	0.12
Net interest income/ margin(7) (GAAP)				$175,270	$171,509	$156,892	3.24%	3.29%	3.39%
Fully tax-equivalent adjustment				1,463	$1,435	$1,142	0.03	0.03	0.02
Net interest income/ margin - FTE (7)				$176,733	$172,944	$158,034	3.27%	3.32%	3.41%

(1)	Liquidity management assets include available-for-sale and held-to-maturity securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015 were $1.5 million, $1.4 million and $1.1 million respectively.

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

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The following table presents a summary of the Company’s net interest income and related net interest margin, calculated on a fully taxable equivalent basis, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Liquidity management assets(1)(2)(7)	$3,356,625	$2,788,600	$39,030	$32,163	2.34%	2.33%
Other earning assets(2)(3)(7)	29,246	29,928	474	484	3.26	3.26
Loans, net of unearned income(2)(4)(7)	17,856,572	15,334,056	349,196	308,285	3.93	4.05
Covered loans	125,442	208,405	3,493	6,869	5.60	6.65
Total earning assets(7)	$21,367,885	$18,360,989	$392,193	$347,801	3.69%	3.82%
Allowance for loan and covered loan losses	(114,506)	(99,077)
Cash and due from banks	266,139	242,927
Other assets	1,809,316	1,526,964
Total assets	$23,328,834	$20,031,803

Interest-bearing deposits	$13,891,664	$12,990,176	$26,375	$23,810	0.38%	0.37%
FHLB advances	885,592	343,088	5,870	3,968	1.33	2.33
Other borrowings	252,809	194,011	2,144	1,575	1.71	1.64
Subordinated notes	138,884	138,786	3,554	3,552	5.12	5.12
Junior subordinated notes	255,626	249,493	4,573	3,910	3.54	3.12
Total interest-bearing liabilities	$15,424,575	$13,915,554	$42,516	$36,815	0.55%	0.53%
Non-interest bearing deposits	5,081,565	3,655,480
Other liabilities	394,943	325,412
Equity	2,427,751	2,135,357
Total liabilities and shareholders’ equity	$23,328,834	$20,031,803
Interest rate spread(5)(7)					3.14%	3.29%
Less: Fully tax-equivalent adjustment			(2,898)	(2,203)	(0.03)	(0.03)
Net free funds/contribution(6)	$5,943,310	$4,445,435			0.15%	0.13%
Net interest income/ margin(7) (GAAP)			$346,779	$308,783	3.26%	3.39%
Fully tax-equivalent adjustment			2,898	2,203	0.03	0.03
Net interest income/ margin - FTE (7)			$349,677	$310,986	3.29%	3.42%

(1)	Liquidity management assets include available-for-sale and held-to-maturity securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the six months ended June 30, 2016 and June 30, 2015 were $2.9 million and $2.2 million respectively.

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

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended June 30, 2016 to March 31, 2016 and June 30, 2015. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2016 Compared to First Quarter of 2016	Second Quarter of 2016 Compared to Second Quarter of 2015	First Six Months of 2016 Compared to First Six Months of 2015
(Dollars in thousands)
Net interest income (GAAP) for comparative period	$171,509	$156,892	$308,783
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	6,175	22,614	44,195
Change due to interest rate fluctuations (rate)	(2,414)	(4,236)	(7,896)
Change due to number of days in each period	—	—	1,697
Net interest income (GAAP) for the period ended June 30, 2016	$175,270	$175,270	$346,779
Fully tax-equivalent adjustment	1,463	1,463	2,898
Net interest income - FTE	$176,733	$176,733	$349,677

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2016	June 30, 2015
Brokerage	$6,302	$6,750	$(448)	(7)%
Trust and asset management	12,550	11,726	824	7
Total wealth management	18,852	18,476	376	2
Mortgage banking	36,807	36,007	800	2
Service charges on deposit accounts	7,726	6,474	1,252	19
Gains (losses) on investment securities, net	1,440	(24)	1,464	NM
Fees from covered call options	4,649	4,565	84	2
Trading (losses) gains, net	(316)	160	(476)	NM
Operating lease income, net	4,005	77	3,928	NM
Other:
Interest rate swap fees	1,835	2,347	(512)	(22)
BOLI	1,257	2,180	(923)	(42)
Administrative services	1,074	1,053	21	2
Gain on extinguishment of debt	—	—	—	NM
Miscellaneous	7,470	5,698	1,772	31
Total Other	11,636	11,278	358	3
Total Non-Interest Income	$84,799	$77,013	$7,786	10%

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2016	June 30, 2015
Brokerage	$12,359	$13,602	$(1,243)	(9)%
Trust and asset management	24,813	22,974	1,839	8
Total wealth management	37,172	36,576	596	2
Mortgage banking	58,542	63,807	(5,265)	(8)
Service charges on deposit accounts	15,132	12,771	2,361	18
Gains on investment securities, net	2,765	500	2,265	NM
Fees from covered call options	6,361	8,925	(2,564)	(29)
Trading losses, net	(484)	(317)	(167)	53
Operating lease income, net	6,811	142	6,669	NM
Other:
Interest rate swap fees	6,273	4,538	1,735	38
BOLI	1,729	2,946	(1,217)	(41)
Administrative services	2,143	2,079	64	3
Gain on extinguishment of debt	4,305	—	4,305	NM
Miscellaneous	12,802	9,587	3,215	34
Total Other	27,252	19,150	8,102	42
Total Non-Interest Income	$153,551	$141,554	$11,997	8%

NM - Not Meaningful

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current periods as compared to the same periods in 2015 is primarily attributable to growth in assets under management due to new customers. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at Wayne Hummer Investments, LLC ("WHI").

Mortgage banking revenue remained relatively the same in the second quarter of 2016 compared to the second quarter of 2015. The decrease in mortgage banking revenue in the first six months of 2016 as compared to the same period of 2015 resulted primarily from lower origination volumes in the current period. Mortgage loans originated or purchased for sale were $1.9 billion in the current year-to-date period as compared to $2.1 billion in the same period of 2015. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Retail originations	$1,135,082	$1,111,424	$1,840,072	$2,003,965
Correspondent originations	77,160	65,921	108,818	115,031
(A) Total originations	$1,212,242	$1,177,345	$1,948,890	$2,118,996

Purchases as a percentage of originations	65%	62%	62%	54%
Refinances as a percentage of originations	35	38	38	46
Total	100%	100%	100%	100%

(B) Production revenue (1)	$32,221	$35,092	$52,151	$63,429
Production margin (B/A)	2.66%	2.98%	2.68%	2.99%

(C) Loans serviced for others	$1,250,062	$852,736
(D) MSRs, at fair value	13,382	8,034
Percentage of MSRs to loans serviced for others (D/C)	1.07%	0.94%

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The increase in service charges on deposit accounts in the current quarter is mostly a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.

The increase in net gains on investment securities in the current quarter primarily relate to the sales and calls of certain mortgage-backed securities that were held in the Company's investment securities portfolio.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased in the current year compared to the same period of 2015 primarily as a result of selling call options against a smaller value of underlying securities resulting in lower premiums received by the Company. There were no outstanding call option contracts at June 30, 2016 and 2015.

The increase in operating lease income in the current quarter compared to the prior year quarters is primarily related to growth in business from the Company's leasing divisions.

The increase in other non-interest income during the first six months of 2016 as compared to the same period of 2015 is primarily due to the gain on the extinguishment of junior subordinated debentures, higher swap fee revenues resulting from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties and higher foreign currency re-measurement gains, partially offset by lower income on partnership investments and lower income on bank-owned life insurance.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2016	June 30, 2015
Salaries and employee benefits:
Salaries	$52,924	$46,617	$6,307	14%
Commissions and incentive compensation	32,531	33,387	(856)	(3)
Benefits	15,439	14,417	1,022	7
Total salaries and employee benefits	100,894	94,421	6,473	7
Equipment	9,307	7,855	1,452	18
Operating lease equipment depreciation	3,385	59	3,326	NM
Occupancy, net	11,943	11,401	542	5
Data processing	7,138	6,081	1,057	17
Advertising and marketing	6,941	6,406	535	8
Professional fees	5,419	5,074	345	7
Amortization of other intangible assets	1,248	934	314	34
FDIC insurance	4,040	3,047	993	33
OREO expense, net	1,348	841	507	60
Other:
Commissions—3rd party brokers	1,324	1,403	(79)	(6)
Postage	2,038	1,578	460	29
Miscellaneous	15,944	15,197	747	5
Total other	19,306	18,178	1,128	6
Total Non-Interest Expense	$170,969	$154,297	$16,672	11%

	Six months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2016	June 30, 2015
Salaries and employee benefits:
Salaries	$103,206	$93,465	$9,741	10%
Commissions and incentive compensation	58,906	58,881	25	—
Benefits	34,593	32,205	2,388	7
Total salaries and employee benefits	196,705	184,551	12,154	7
Equipment	18,074	15,634	2,440	16
Operating lease equipment depreciation	5,435	116	5,319	NM
Occupancy, net	23,891	23,752	139	1
Data processing	13,657	11,529	2,128	18
Advertising and marketing	10,720	10,313	407	4
Professional fees	9,478	9,738	(260)	(3)
Amortization of other intangible assets	2,546	1,947	599	31
FDIC insurance	7,653	6,034	1,619	27
OREO expense, net	1,908	2,252	(344)	(15)
Other:
Commissions—3rd party brokers	2,634	2,789	(155)	(6)
Postage	3,340	3,211	129	4
Miscellaneous	28,658	29,749	(1,091)	(4)
Total other	34,632	35,749	(1,117)	(3)
Total Non-Interest Expense	$324,699	$301,615	$23,084	8%
NM - Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the current periods compared to the same periods of 2015 primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows and an increase in employee benefits (primarily health plan and payroll taxes related).

Operating lease equipment depreciation increased in the current quarter and year-to-date periods compared to the same periods of 2015 as a result of growth in business from the Company's leasing divisions.

The amount of data processing expenses incurred increased as compared to both prior year periods due to acquisition-related charges and the overall growth of loan and deposit accounts.

Income Taxes

The Company recorded income tax expense of $29.9 million for the three months ended June 30, 2016, compared to $26.3 million for same period of 2015. Income tax expense was $59.3 million and $50.3 million for the six months ended June 30, 2016 and 2015, respectively. The effective tax rates were 37.4% and 37.5% for the second quarters of 2016 and 2015, respectively, and 37.4% and 37.8% for the 2016 and 2015 year-to-date periods, respectively.

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

The community banking segment’s net interest income for the quarter ended June 30, 2016 totaled $142.3 million as compared to $127.0 million for the same period in 2015, an increase of $15.3 million, or 12%. On a year-to-date basis, net interest income for the segment increased by $34.3 million from $249.6 million for the first six months of 2015 to $283.9 million for the first six months of 2016. The increase in both the three and six month periods is primarily attributable to growth in earning assets including those acquired in bank acquisitions. The community banking segment’s non-interest income totaled $60.8 million in the second quarter of 2016, an increase of $4.6 million, or 8%, when compared to the second quarter of 2015 total of $56.3 million. On a year-to-date basis, non-interest income totaled $106.5 million for the first six months of 2016, an increase of $5.3 million, or 5%, compared to $101.2 million in the six months ended June 30, 2015. The increase in non-interest income in the quarter and year-to-date periods was primarily attributable to a gain on extinguishment of debt, higher service charges on deposit accounts and increased realized gains on investment securities. The community banking segment’s net income for the quarter ended June 30, 2016 totaled $34.6 million, an increase of $5.4 million as compared to net income in the second quarter of 2015 of $29.1 million. On a year-to-date basis, the community banking segment's net income was $69.3 million for the first six months of 2016 as compared to $54.1 million for the first six months of 2015.

The specialty finance segment's net interest income totaled $24.4 million for the quarter ended June 30, 2016, compared to $21.3 million for the same period in 2015, an increase of $3.0 million, or 14%. On a year-to-date basis, net interest income increased by $3.1 million in the first six months of 2016 as compared to the first six months of 2015. The increase during both periods is primarily attributable to growth in earning assets. The specialty finance segment’s non-interest income totaled $12.5 million and $9.1 million for the three month periods ending June 30, 2016 and 2015, respectively. On a year-to-date basis, non-interest income increased by $7.9 million in the first six months of 2016 as compared to the first six months of 2015. The increase in non-interest income in the current year periods is primarily the result of higher originations and increased balances related to the life insurance premium finance portfolio as well as increased leasing activity since the prior year periods. Our commercial premium finance operations, life insurance finance operations, accounts receivable finance operations and lease financing operation accounted for 48%, 33%, 7% and 12%, respectively, of the total revenues of our specialty finance business for the six month period ending June 30, 2016. The net income of the specialty finance segment for the quarter ended June 30, 2016 totaled $12.0 million as compared to $11.4 million for the quarter ended June 30, 2015. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2016 totaled $23.5 million as compared to $22.3 million for the six months ended June 30, 2015.

The wealth management segment reported net interest income of $4.4 million for the second quarter of 2016 compared to $4.3 million in the same quarter of 2015. On a year-to-date basis, net interest income totaled $8.9 million for the first six months of 2016 as compared to $8.5 million for the first six months of 2015. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $958.9 million and $880.7 million in the first six months of 2016 and 2015, respectively. This segment recorded non-interest income of $19.9 million for the second quarter of 2016, which was relatively flat compared to $19.0 million for the second quarter of 2015. On a year-to-date basis, the wealth management segment's non-interest income totaled $38.6 million during the first six months of 2016 as compared to $37.7 million in the first six months of 2015. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $3.4 million for the second quarter of 2016 compared to $3.3 million for the second quarter of 2015. On a year-to-date basis, the wealth management segment's net income totaled $6.3 million and $6.5 million for the six month periods ending June 30, 2016 and 2015, respectively.

Financial Condition

Total assets were $24.4 billion at June 30, 2016, representing an increase of $3.6 billion, or 17%, when compared to June 30, 2015 and an increase of approximately $932.4 million, or 16% on an annualized basis, when compared to March 31, 2016. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $21.3 billion at June 30, 2016, $20.7 billion at March 31, 2016, and $18.2 billion at June 30, 2015. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2016		March 31, 2016		June 30, 2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$5,030,253	22%	$4,687,571	22%	$4,249,214	23%
Commercial real estate	5,811,650	27%	5,628,827	27	4,756,767	26
Home equity	771,992	4%	779,503	4	714,808	4
Residential real estate (1)	1,024,441	5	913,849	4	929,493	5
Premium finance receivables	5,433,006	25	5,360,834	26	4,839,482	26
Other loans	133,210	1	138,009	1	143,111	1
Total loans, net of unearned income excluding covered loans (2)	$18,204,552	84%	$17,508,593	84%	$15,632,875	85%
Covered loans	109,533	1	141,351	1	202,663	1
Total average loans (2)	$18,314,085	85%	$17,649,944	85%	$15,835,538	86%
Liquidity management assets (3)	$3,413,113	15%	$3,300,138	15%	2,709,176	14%
Other earning assets (4)	29,759	—	28,731	—	32,115	—
Total average earning assets	$21,756,957	100%	$20,978,813	100%	$18,576,829	100%
Total average assets	$23,754,755		$22,902,913		$20,246,614
Total average earning assets to total average assets		92%		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Loans. Average total loans, net of unearned income, totaled $18.3 billion in the second quarter of 2016, increasing $2.5 billion, or 16%, from the second quarter of 2015 and $664.1 million, or 15% on an annualized basis, from the first quarter of 2016. Combined, the commercial and commercial real estate loan categories comprised 59% and 57% of the average loan portfolio in the second quarter of 2016 and 2015, respectively. Growth realized in these categories for the second quarter of 2016 as compared to the sequential and prior year periods is primarily attributable to the various bank acquisitions and increased business development efforts.

The increase in the home equity loan portfolio during the second quarter of 2016 compared to the second quarter of 2015 is primarily attributable to the various bank acquisitions. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $1.0 billion in the second quarter of 2016, and increased $94.9 million, or 10% from the average balance of $929.5 million in same period of 2015. Additionally, compared to the quarter ended March 31, 2016, the average balance increased $110.6 million, or 49% on an annualized basis. The residential real estate loan category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $5.4 billion in the second quarter of 2016, and accounted for 30% of the Company’s average total loans. The increase during 2016 compared to both periods was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.8 billion of premium finance receivables were originated in the second quarter of 2016 compared to $1.7 billion during the same period of 2015. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 44% and 56%, respectively, of the average total balance of premium finance receivables for the second quarter of 2016, and 50% and 50%, respectively, for the second quarter of 2015.

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

	Average Balances for the Six Months Ended
	June 30, 2016		June 30, 2015
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$4,858,912	23%	$4,114,949	22%
Commercial real estate	5,720,238	27	4,691,264	26
Home equity	775,748	4	714,176	4
Residential real estate (1)	969,145	4	867,899	5
Premium finance receivables	5,396,920	25	4,783,862	26
Other loans	135,609	1	161,906	1
Total loans, net of unearned income excluding covered loans (2)	$17,856,572	84%	$15,334,056	84%
Covered loans	125,442	1	208,405	1
Total average loans (2)	$17,982,014	85%	$15,542,461	85%
Liquidity management assets (3)	$3,356,625	15%	$2,788,600	15%
Other earning assets (4)	29,246	—	29,928	—
Total average earning assets	$21,367,885	100%	$18,360,989	100%
Total average assets	$23,328,834		$20,031,803
Total average earning assets to total average assets		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first six months ended 2016 increased $2.4 billion or 16% over the previous year period. Similar to the quarterly discussion above, approximately $744.0 million of this increase relates to the commercial portfolio, $1.0 billion of this increase relates to the commercial real estate portfolio and $613.1 million of this increase relates to the premium finance receivables portfolio. The increase is partially offset by a decrease of $83.0 million in covered loans.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2016		December 31, 2015		June 30, 2015
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$5,144,533	28%	$4,713,909	27%	$4,330,344	27%
Commercial real estate	5,848,334	31	5,529,289	32	4,850,590	31
Home equity	760,904	4	784,675	5	712,350	5
Residential real estate	653,664	4	607,451	3	503,015	3
Premium finance receivables—commercial	2,478,280	14	2,374,921	14	2,460,408	16
Premium finance receivables—life insurance	3,161,562	17	2,961,496	17	2,537,475	16
Consumer and other	127,378	1	146,376	1	119,468	1
Total loans, net of unearned income, excluding covered loans	$18,174,655	99%	$17,118,117	99%	$15,513,650	99%
Covered loans	105,248	1	148,673	1	193,410	1
Total loans	$18,279,903	100%	$17,266,790	100%	$15,707,060	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios (excluding covered loans) as of June 30, 2016 and 2015:

	As of June 30, 2016			As of June 30, 2015
		% of	Allowance For Loan		% of	Allowance For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$3,456,575	31.3%	$28,133	$2,858,130	31.2%	$22,911
Franchise	289,905	2.6	3,337	228,599	2.5	1,852
Mortgage warehouse lines of credit	270,586	2.5	1,976	213,797	2.3	1,571
Asset-based lending	842,667	7.7	6,735	832,455	9.1	6,382
Leases	268,074	2.4	807	187,630	2.0	166
PCI - commercial loans (1)	16,726	0.2	666	9,733	0.1	18
Total commercial	$5,144,533	46.7%	$41,654	$4,330,344	47.2%	$32,900
Commercial Real Estate:
Construction	$404,905	3.7%	$4,322	$307,145	3.3%	$3,343
Land	105,881	1.0	3,455	87,837	1.0	2,513
Office	909,453	8.3	6,099	754,817	8.2	7,133
Industrial	766,769	7.0	6,443	627,407	6.8	4,526
Retail	897,846	8.2	6,060	749,991	8.2	5,003
Multi-family	778,517	7.1	7,746	668,448	7.3	7,172
Mixed use and other	1,812,665	16.5	12,662	1,592,122	17.3	12,173
PCI - commercial real estate (1)	172,298	1.5	37	62,823	0.7	335
Total commercial real estate	$5,848,334	53.3%	$46,824	$4,850,590	52.8%	$42,198
Total commercial and commercial real estate	$10,992,867	100.0%	$88,478	$9,180,934	100.0%	$75,098

Commercial real estate - collateral location by state:
Illinois	$4,622,897	79.1%		$3,874,674	79.9%
Wisconsin	597,531	10.2		571,625	11.8
Total primary markets	$5,220,428	89.3%		$4,446,299	91.7%
Florida	77,829	1.3		58,820	1.2
California	62,920	1.1		29,282	0.6
Arizona	43,409	0.7		19,636	0.4
Indiana	125,210	2.1		88,575	1.8
Other	318,538	5.5		207,978	4.3
Total	$5,848,334	100.0%		$4,850,590	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $41.7 million as of June 30, 2016 compared to $32.9 million as of June 30, 2015.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 89.3% of our commercial real estate loan portfolio is located in this region as of June 30, 2016 . While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of June 30, 2016, our allowance for loan losses related to this portfolio is $46.8 million compared to $42.2 million as of June 30, 2015.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines increased to $270.6 million as of June 30, 2016 from $213.8 million as of June 30, 2015.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2016, our residential loan portfolio totaled $653.7 million, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of June 30, 2016, $12.4 million of our residential real estate mortgages, or 1.9% of our residential real estate loan portfolio were classified as nonaccrual, $1.5 million were 90 or more days past due and still accuring (0.2%), $1.7 million were 30 to 89 days past due (0.2%) and $638.1 million were current (97.7%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2016 and 2015 was $1.3 billion and $852.7 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2016, approximately $4.9 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.5 billion in commercial insurance premium finance receivables during both the second quarter of 2016 and 2015. During both the six months ended June 30, 2016 and 2015, FIFC and FIFC Canada originated approximately $2.9 billion in commercial insurance premium finance receivable. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. FIFC originated approximately $270.9 million in life insurance premium finance receivables in the second quarter of 2016 as compared to $221.7 million of originations in the second quarter of 2015. For the six months ended June 30, 2016 and 2015, FIFC originated approximately $480.6 million and $389.3 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the commercial loan portfolios at June 30, 2016 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2016	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$89,048	$639,937	$350,681	$1,079,666
Variable rate	4,051,103	9,426	4,338	4,064,867
Total commercial	$4,140,151	$649,363	$355,019	$5,144,533
Commercial real estate
Fixed rate	371,582	1,706,545	220,272	2,298,399
Variable rate	3,502,895	43,808	3,232	3,549,935
Total commercial real estate	$3,874,477	$1,750,353	$223,504	$5,848,334
Premium finance receivables, net of unearned income
Fixed rate	2,501,795	55,078	379	2,557,252
Variable rate	3,082,590	—	—	3,082,590
Total premium finance receivables (1)	$5,584,385	$55,078	$379	$5,639,842

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
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio at each of the Company’s subsidiary banks to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago, the OCC, the State of Illinois and the State of Wisconsin and are also reviewed by our internal audit staff.
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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Loans past due greater than 90 days and still accruing (1):
Commercial	$235	$338	$541	$—
Commercial real estate	—	1,260	—	701
Home equity	—	—	—	—
Residential real estate	—	—	—	—
Premium finance receivables—commercial	10,558	9,548	10,294	9,053
Premium finance receivables—life insurance	—	1,641	—	351
Consumer and other	163	180	150	110
Total loans past due greater than 90 days and still accruing	10,956	12,967	10,985	10,215
Non-accrual loans (2):
Commercial	16,801	12,373	12,712	5,394
Commercial real estate	24,415	26,996	26,645	23,183
Home equity	8,562	9,365	6,848	5,695
Residential real estate	12,413	11,964	12,043	16,631
Premium finance receivables—commercial	14,497	15,350	14,561	15,156
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	475	484	263	280
Total non-accrual loans	77,163	76,532	73,072	66,339
Total non-performing loans:
Commercial	17,036	12,711	13,253	5,394
Commercial real estate	24,415	28,256	26,645	23,884
Home equity	8,562	9,365	6,848	5,695
Residential real estate	12,413	11,964	12,043	16,631
Premium finance receivables—commercial	25,055	24,898	24,855	24,209
Premium finance receivables—life insurance	—	1,641	—	351
Consumer and other	638	664	413	390
Total non-performing loans	$88,119	$89,499	$84,057	$76,554
Other real estate owned	22,154	24,022	26,849	33,044
Other real estate owned—from acquisitions	15,909	16,980	17,096	9,036
Other repossessed assets	420	171	174	231
Total non-performing assets	$126,602	$130,672	$128,176	$118,865
TDRs performing under the contractual terms of the loan agreement	33,310	34,949	42,744	52,174
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.33%	0.26%	0.28%	0.12%
Commercial real estate	0.42	0.49	0.48	0.49
Home equity	1.13	1.21	0.87	0.80
Residential real estate	1.90	1.91	1.98	3.31
Premium finance receivables—commercial	1.01	1.07	1.05	0.98
Premium finance receivables—life insurance	—	0.06	—	0.01
Consumer and other	0.50	0.55	0.28	0.33
Total non-performing loans	0.48%	0.51%	0.49%	0.49%
Total non-performing assets, as a percentage of total assets	0.52%	0.56%	0.56%	0.57%
Allowance for loan losses as a percentage of total non-performing loans	129.78%	123.10%	125.39%	130.89%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $16.3 million, $17.6 million, $9.1 million and $10.6 million as of June 30, 2016, March 31, 2016, December 31, 2015 and June 30, 2015 respectively.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at June 30, 2016 and March 31, 2016:

		90+ days	60-89	30-59
As of June 30, 2016		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$16,414	$—	$1,412	$22,317	$3,416,432	$3,456,575
Franchise	—	—	560	87	289,258	289,905
Mortgage warehouse lines of credit	—	—	—	—	270,586	270,586
Asset-based lending	—	235	1,899	6,421	834,112	842,667
Leases	387	—	48	—	267,639	268,074
PCI - commercial (1)	—	1,956	630	1,426	12,714	16,726
Total commercial	16,801	2,191	4,549	30,251	5,090,741	5,144,533
Commercial real estate
Construction	673	—	46	7,922	396,264	404,905
Land	1,725	—	—	340	103,816	105,881
Office	6,274	—	5,452	4,936	892,791	909,453
Industrial	10,295	—	1,108	719	754,647	766,769
Retail	916	—	535	6,450	889,945	897,846
Multi-family	90	—	2,077	1,275	775,075	778,517
Mixed use and other	4,442	—	4,285	8,007	1,795,931	1,812,665
PCI - commercial real estate (1)	—	27,228	1,663	2,608	140,799	172,298
Total commercial real estate	24,415	27,228	15,166	32,257	5,749,268	5,848,334
Home equity	8,562	—	380	4,709	747,253	760,904
Residential real estate, including PCI	12,413	1,479	1,367	299	638,106	653,664
Premium finance receivables
Commercial insurance loans	14,497	10,558	6,966	9,456	2,436,803	2,478,280
Life insurance loans	—	—	46,651	11,953	2,811,356	2,869,960
PCI - life insurance loans (1)	—	—	—	—	291,602	291,602
Consumer and other, including PCI	475	226	610	1,451	124,616	127,378
Total loans, net of unearned income, excluding covered loans	$77,163	$41,682	$75,689	$90,376	$17,889,745	$18,174,655
Covered loans	2,651	6,810	697	1,610	93,480	105,248
Total loans, net of unearned income	$79,814	$48,492	$76,386	$91,986	$17,983,225	$18,279,903

Aging as a % of Loan Balance: As of June 30, 2016	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.5%	—%	—%	0.6%	98.9%	100.0%
Franchise	—	—	0.2	—	99.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.2	0.8	99.0	100.0
Leases	0.1	—	—	—	99.9	100.0
PCI - commercial (1)	—	11.7	3.8	8.5	76.0	100.0
Total commercial	0.3	—	0.1	0.6	99.0	100.0
Commercial real estate
Construction	0.2	—	—	2.0	97.8	100.0
Land	1.6	—	—	0.3	98.1	100.0
Office	0.7	—	0.6	0.5	98.2	100.0
Industrial	1.3	—	0.1	0.1	98.5	100.0
Retail	0.1	—	0.1	0.7	99.1	100.0
Multi-family	—	—	0.3	0.2	99.5	100.0
Mixed use and other	0.2	—	0.2	0.4	99.2	100.0
PCI - commercial real estate (1)	—	15.8	1.0	1.5	81.7	100.0
Total commercial real estate	0.4	0.5	0.3	0.6	98.2	100.0
Home equity	1.1	—	—	0.6	98.3	100.0
Residential real estate, including PCI	1.9	0.2	0.2	—	97.7	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.4	0.3	0.4	98.3	100.0
Life insurance loans	—	—	1.6	0.4	98.0	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.4	0.2	0.5	1.1	97.8	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.4%	0.5%	98.5%	100.0%
Covered loans	2.5	6.5	0.7	1.5	88.8	100.0
Total loans, net of unearned income	0.4%	0.3%	0.4%	0.5%	98.4%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

		90+ days	60-89	30-59
As of March 31, 2016		and still	days past	days past
(Dollars in thousands)	Nonaccrual	accruing	due	due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,370	$338	$3,228	$25,608	$3,363,011	$3,404,555
Franchise	—	—	—	1,400	273,158	274,558
Mortgage warehouse lines of credit	—	—	—	1,491	192,244	193,735
Asset-based lending	3	—	117	10,597	737,184	747,901
Leases	—	—	—	5,177	244,241	249,418
PCI - commercial (1)	—	1,893	—	128	18,058	20,079
Total commercial	12,373	2,231	3,345	44,401	4,827,896	4,890,246
Commercial real estate
Construction	273	—	—	2,023	389,026	391,322
Land	1,746	—	—	—	93,834	95,580
Office	7,729	1,260	980	12,571	865,954	888,494
Industrial	10,960	—	—	3,935	728,061	742,956
Retail	1,633	—	2,397	2,657	890,780	897,467
Multi-family	287	—	655	2,047	760,084	763,073
Mixed use and other	4,368	—	187	12,312	1,778,850	1,795,717
PCI - commercial real estate (1)	—	24,738	1,573	10,344	126,695	163,350
Total commercial real estate	26,996	25,998	5,792	45,889	5,633,284	5,737,959
Home equity	9,365	—	791	4,474	759,712	774,342
Residential real estate, including PCI	11,964	406	193	10,108	603,372	626,043
Premium finance receivables
Commercial insurance loans	15,350	9,548	5,583	15,086	2,275,420	2,320,987
Life insurance loans	—	1,641	3,432	198	2,675,525	2,680,796
PCI - life insurance loans (1)	—	—	—	—	296,138	296,138
Consumer and other, including PCI	484	245	118	364	118,691	119,902
Total loans, net of unearned income, excluding covered loans	$76,532	$40,069	$19,254	$120,520	$17,190,038	$17,446,413
Covered loans	5,324	7,995	349	6,491	118,689	138,848
Total loans, net of unearned income	$81,856	$48,064	$19,603	$127,011	$17,308,727	$17,585,261

Aging as a % of Loan Balance: As of March 31, 2016	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.4%	—%	0.1%	0.8%	98.7%	100.0%
Franchise	—	—	—	0.5	99.5	100.0
Mortgage warehouse lines of credit	—	—	—	0.8	99.2	100.0
Asset-based lending	—	—	—	1.4	98.6	100.0
Leases	—	—	—	2.1	97.9	100.0
PCI - commercial (1)	—	9.4	—	0.6	90.0	100.0
Total commercial	0.3	—	0.1	0.9	98.7	100.0
Commercial real estate
Construction	0.1	—	—	0.5	99.4	100.0
Land	1.8	—	—	—	98.2	100.0
Office	0.9	0.1	0.1	1.4	97.5	100.0
Industrial	1.5	—	—	0.5	98.0	100.0
Retail	0.2	—	0.3	0.3	99.2	100.0
Multi-family	—	—	0.1	0.3	99.6	100.0
Mixed use and other	0.2	—	—	0.7	99.1	100.0
PCI - commercial real estate (1)	—	15.1	1.0	6.3	77.6	100.0
Total commercial real estate	0.5	0.5	0.1	0.8	98.1	100.0
Home equity	1.2	—	0.1	0.6	98.1	100.0
Residential real estate, including PCI	1.9	0.1	—	1.6	96.4	100.0
Premium finance receivables
Commercial insurance loans	0.7	0.5	0.2	0.6	98.0	100.0
Life insurance loans	—	0.1	0.1	—	99.8	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.4	0.2	0.1	0.3	99.0	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.1%	0.7%	98.6%	100.0%
Covered loans	3.8	5.8	0.3	4.7	85.4	100.0
Total loans, net of unearned income	0.5%	0.3%	0.1%	0.7%	98.4%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2016, $75.7 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $90.4 million or 0.5%, were 30 to 59 days (or one payment) past due. As of March 31, 2016, $19.3 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $120.5 million, or 0.7%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2016 that were current with regard to the contractual terms of the loan agreement represent 98.3% of the total home equity portfolio. Residential real estate loans at June 30, 2016 that were current with regards to the contractual terms of the loan agreements comprise 97.7% of total residential real estate loans outstanding.

Nonperforming Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$89,499	$81,772	$84,057	$78,677
Additions, net	10,351	8,828	22,517	17,808
Return to performing status	(873)	(847)	(2,879)	(1,563)
Payments received	(4,810)	(6,580)	(8,118)	(10,949)
Transfer to OREO and other repossessed assets	(1,818)	(4,365)	(3,898)	(6,905)
Charge-offs	(2,943)	(2,755)	(3,476)	(4,556)
Net change for niche loans (1)	(1,287)	501	(84)	4,042
Balance at end of period	$88,119	$76,554	$88,119	$76,554

(1)	This includes activity for premium finance receivables and indirect consumer loans.

PCI loans are excluded from non-performing loans as they continue to earn interest income from the related accretable yield, independent of performance with contractual terms of the loan. See Note 7 of the Consolidated Financial Statements in Item 1 for further discussion of non-performing loans and the loan aging during the respective periods.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable and reasonably estimable loan losses that our loan portfolio is expected to incur. The allowance for loan losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “How We Determine the Allowance for Credit Losses” in this Item 2. This process is subject to review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago, the OCC, the State of Illinois and the State of Wisconsin.

Management determined that the allowance for loan losses was appropriate at June 30, 2016, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Allowance for loan losses at beginning of period	$110,171	$94,446	$105,400	$91,705
Provision for credit losses	9,269	9,701	17,692	15,886
Other adjustments	(134)	(93)	(212)	(341)
Reclassification (to) from allowance for unfunded lending-related commitments	(40)	4	(121)	(109)
Charge-offs:
Commercial	721	1,243	1,392	1,920
Commercial real estate	502	856	1,173	1,861
Home equity	2,046	1,847	3,098	2,431
Residential real estate	693	923	1,186	1,554
Premium finance receivables—commercial	1,911	1,526	4,391	2,789
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	224	115	331	226
Total charge-offs	6,097	6,510	11,571	10,781
Recoveries:
Commercial	121	285	750	655
Commercial real estate	296	1,824	665	2,136
Home equity	71	39	119	87
Residential real estate	31	16	143	92
Premium finance receivables—commercial	633	458	1,420	787
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	35	34	71	87
Total recoveries	1,187	2,656	3,168	3,844
Net charge-offs	(4,910)	(3,854)	(8,403)	(6,937)
Allowance for loan losses at period end	$114,356	$100,204	$114,356	$100,204
Allowance for unfunded lending-related commitments at period end	1,070	884	1,070	884
Allowance for credit losses at period end	$115,426	$101,088	$115,426	$101,088
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.05%	0.09%	0.03%	0.06%
Commercial real estate	0.01	(0.08)	0.02	(0.01)
Home equity	1.03	1.01	0.77	0.66
Residential real estate	0.26	0.39	0.22	0.34
Premium finance receivables—commercial	0.21	0.18	0.25	0.17
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	0.57	0.23	0.38	0.17
Total loans, net of unearned income, excluding covered loans	0.11%	0.10%	0.09%	0.09%
Net charge-offs as a percentage of the provision for credit losses	52.97%	39.73%	47.50%	43.68%
Loans at period-end, excluding covered loans	$18,174,655	$15,513,650
Allowance for loan losses as a percentage of loans at period end	0.63%	0.65%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.65%
The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.1 million and $884,000 as of June 30, 2016 and June 30, 2015, respectively.

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

At June 30, 2016, the Company had $96.0 million of impaired loans with $43.0 million of this balance requiring $6.6 million of specific impairment reserves. At March 31, 2016, the Company had $96.1 million of impaired loans with $50.7 million of this balance requiring $7.8 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from March 31, 2016 to June 30, 2016 occurred within the home equity portfolio. The recorded investment and specific impairment reserves in this portfolio decreased $2.2 million and $1.2 million, respectively, which was primarily the result of one loan being charged off in the amount of $1.2 million during the second quarter of 2016. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

General Reserves:

For loans with a credit risk rating of 1 through 7 that are not considered impaired loans, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience over a six-year period, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.

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

In the second quarter of 2015 and 2016, the Company modified its historical loss experience analysis by incorporating five-year and six-year average loss rate assumptions, respectively, for its historical loss experience to capture an extended credit cycle. The current six−year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three-, four- and five-year average historical loss rates on a quarterly basis as a comparison.

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

Methodology in Assessing Impairment and Charge-off Amounts

In determining the amount of impairment or charge-offs associated with collateral dependent loans, the Company values the loan generally by starting with a valuation obtained from an appraisal of the underlying collateral and then deducting estimated selling costs to arrive at a net appraised value. We obtain the appraisals of the underlying collateral typically on an annual basis from one of a pre-approved list of independent, third party appraisal firms. Types of appraisal valuations include “as-is,” “as-complete,” “as-stabilized,” bulk, fair market, liquidation and “retail sellout” values.

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

TDRs

At June 30, 2016, the Company had $49.6 million in loans modified in TDRs. The $49.6 million in TDRs represents 97 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $52.6 million representing 102 credits at March 31, 2016 and decreased from $62.8 million representing 122 credits at June 30, 2015.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at June 30, 2016 and approximately $3.2 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at June 30, 2016, the Company was not committed to lend additional funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(Dollars in thousands)	2016	2016	2015
Accruing TDRs:
Commercial	$3,931	$5,143	$6,039
Commercial real estate	24,450	25,548	42,210
Residential real estate and other	4,929	4,258	3,925
Total accruing TDRs	$33,310	$34,949	$52,174
Non-accrual TDRs: (1)
Commercial	$1,477	$82	$165
Commercial real estate	12,240	14,340	6,240
Residential real estate and other	2,608	3,184	4,197
Total non-accrual TDRs	$16,325	$17,606	$10,602
Total TDRs:
Commercial	$5,408	$5,225	$6,204
Commercial real estate	36,690	39,888	48,450
Residential real estate and other	7,537	7,442	8,122
Total TDRs	$49,635	$52,555	$62,776
Weighted-average contractual interest rate of TDRs	4.31%	4.35%	4.05%

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of June 30, 2016 and June 30, 2015, and shows the changes in the balance during those periods:

Three Months Ended June 30, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,225	$39,888	$7,442	$52,555
Additions during the period	275	—	380	655
Reductions:
Charge-offs	—	(410)	(212)	(622)
Transferred to OREO and other repossessed assets	—	(684)	—	(684)
Removal of TDR loan status (1)	—	(739)	—	(739)
Payments received	(92)	(1,365)	(73)	(1,530)
Balance at period end	$5,408	$36,690	$7,537	$49,635

Three Months Ended June 30, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,457	$53,646	$7,115	$67,218
Additions during the period	—	169	1,148	1,317
Reductions:
Charge-offs	—	—	(7)	(7)
Transferred to OREO and other repossessed assets	—	(771)	(104)	(875)
Removal of TDR loan status (1)	(161)	(188)	—	(349)
Payments received	(92)	(4,406)	(30)	(4,528)
Balance at period end	$6,204	$48,450	$8,122	$62,776

Six Months Ended June 30, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,747	$38,707	$7,399	$51,853
Additions during the period	317	8,521	540	9,378
Reductions:
Charge-offs	(20)	(834)	(212)	(1,066)
Transferred to OREO and other repossessed assets	—	(684)	—	(684)
Removal of TDR loan status (1)	—	(5,156)	—	(5,156)
Payments received	(636)	(3,864)	(190)	(4,690)
Balance at period end	$5,408	$36,690	$7,537	$49,635

Six Months Ended June 30, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,576	$67,623	$7,076	$82,275
Additions during the period	—	169	1,442	1,611
Reductions:
Charge-offs	(397)	(1)	(40)	(438)
Transferred to OREO and other repossessed assets	(562)	(2,290)	(104)	(2,956)
Removal of TDR loan status (1)	(237)	(8,570)	—	(8,807)
Payments received	(176)	(8,481)	(252)	(8,909)
Balance at period end	$6,204	$48,450	$8,122	$62,776

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance at beginning of period	$41,002	$42,257	$43,945	$45,642
Disposal/resolved	(6,591)	(6,075)	(13,357)	(12,921)
Transfers in at fair value, less costs to sell	1,309	6,412	4,600	10,243
Transfers in from covered OREO subsequent to loss share expiration	3,300	—	3,300	—
Additions from acquisition	—	—	1,064	761
Fair value adjustments	(957)	(514)	(1,489)	(1,645)
Balance at end of period	$38,063	$42,080	$38,063	$42,080

	Period End
(Dollars in thousands)	June 30, 2016	March 31, 2016	June 30, 2015
Residential real estate	$9,153	$11,006	$6,408
Residential real estate development	2,133	2,320	3,031
Commercial real estate	26,777	27,676	32,641
Total	$38,063	$41,002	$42,080

Deposits

Total deposits at June 30, 2016 were $20.0 billion, an increase of $3.0 billion, or 17%, compared to total deposits at June 30, 2015. See Note 9 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2016:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2016 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$165,624	$49,940	$145,604	$657,498	$1,018,666	0.65%
4-6 months	—	48,652	—	621,054	669,706	0.74%
7-9 months	—	28,455	—	547,756	576,211	0.78%
10-12 months	43,812	22,381	—	495,291	561,484	0.75%
13-18 months	1,779	6,964	—	780,460	789,203	1.06%
19-24 months	4,511	6,284	—	167,534	178,329	0.91%
24+ months	1,249	15,822	—	272,580	289,651	1.28%
Total	$216,975	$178,498	$145,604	$3,542,173	$4,083,250	0.83%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2016		March 31, 2016		June 30, 2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$5,223,384	28%	$4,939,746	26%	$3,725,728	21%
NOW and interest bearing demand deposits	2,383,125	12	2,331,298	12	2,275,633	14
Wealth management deposits	1,585,607	8	1,591,638	9	1,500,580	9
Money market	4,308,657	22	4,109,657	22	3,801,315	23
Savings	1,803,421	9	1,743,181	9	1,533,151	9
Time certificates of deposit	3,985,185	21	3,941,559	22	4,004,774	24
Total average deposits	$19,289,379	100%	$18,657,079	100%	$16,841,181	100%

Total average deposits for the second quarter of 2016 were $19.3 billion, an increase of $2.4 billion, or 15%, from the second quarter of 2015. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $1.5 billion, or 40%, in the second quarter of 2016 compared to the second quarter of 2015.

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

	June 30,		December 31,
(Dollars in thousands)	2016	2015	2015	2014	2013
Total deposits	$20,041,750	$17,082,418	$18,639,634	$16,281,844	$14,668,789
Brokered deposits	1,020,233	879,673	862,026	718,986	476,139
Brokered deposits as a percentage of total deposits	5.1%	5.1%	4.6%	4.4%	3.2%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2016	2016	2015
FHLB advances	$946,081	$825,104	$338,768
Other borrowings:
Notes payable	63,642	67,388	13,187
Short-term borrowings	41,597	55,056	40,823
Secured borrowings	124,317	116,104	120,894
Other	18,677	18,836	18,463
Total other borrowings	$248,233	$257,384	$193,367
Subordinated notes	138,898	138,870	138,799
Junior subordinated debentures	253,566	257,687	249,493
Total other funding sources	$1,586,778	$1,479,045	$920,427
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $588.1 million at June 30, 2016, compared to $799.5 million at March 31, 2016 and $435.7 million at June 30, 2015.

Notes payable balances represent the balances on a $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2016, the Company had a balance under the term facility of $59.9 million compared to $63.7 million at March 31, 2016 and $75.0 million at June 30, 2015. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At June 30, 2016, March 31, 2016 and June 30, 2015, the Company had no outstanding balance on the $75.0 million revolving credit facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $38.8 million at June 30, 2016 compared to $47.7 million at March 31, 2016 and $48.3 million at June 30, 2015. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The proceeds received from these transactions are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $123.7 million at June 30, 2016 compared to $123.0 million at March 31, 2016 and $120.0 million at June 30, 2015. At June 30, 2016, the interest rate of the Canadian Secured Borrowing was 1.6044%.

Other borrowings include a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company and non-recourse notes issued by the Company to other banks related to certain capital leases. At June 30, 2016, the fixed-rate promissory note had a balance of $18.0 million compared to $18.1 million at March 31, 2016 and $18.4 million at June 30, 2015.

At June 30, 2016, the Company had outstanding subordinated notes totaling $138.9 million compared to $138.9 million and $138.8 million outstanding at March 31, 2016 and June 30, 2015, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of June 30, 2016 compared to $253.6 million outstanding at March 31, 2016 and $249.5 million outstanding at June 30, 2015. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. The balance increased $19.1 million in 2015 as a result of the addition of the Suburban Illinois Capital Trust II and Community Financial Shares Statutory Trust II acquired as a part of the acquisitions of Suburban and CFIS, respectively. Additionally, in January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt. Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting in 2015, a portion of these junior subordinated debentures qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At December 31, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. At June 30, 2015, $60.5 million and $181.5 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	June 30, 2016	March 31, 2016	June 30, 2015
Leverage ratio	9.2%	8.7%	9.8%
Tier 1 capital to risk-weighted assets	10.1	9.6	10.7
Common equity Tier 1 capital to risk-weighted assets	8.9	8.4	9.0
Total capital to risk-weighted assets	12.4	12.1	13.1
Total average equity-to-total average assets(1)	10.4	10.4	10.6

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes 10, 11 and 16 of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the FRB for bank holding companies.

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company's fixed-to-floating rate non-cumulative perpetual preferred stock, Series D, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2016, the Company declared a quarterly cash dividend of $0.12 per common share. In January, April, July and October of 2015, the Company declared a quarterly cash dividend of $0.11 per common share.

See Note 16 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D and Series C preferred stock in June 2015 and March 2012, respectively, as well as details on the Company's offering of common stock in June 2016. The Company hereby incorporates by reference Note 16 of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

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

•	regulatory changes could significantly reduce loan volume and impair the financial condition of FIFC; and

•	our wealth management business in general, and WHI's brokerage operation, in particular, exposes us to certain risks associated with the securities industry.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2016, December 31, 2015 and June 30, 2015 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2016	16.9%	8.9%	(8.9)%
December 31, 2015	16.1%	8.7%	(10.6)%
June 30, 2015	14.8%	7.3%	(10.5)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2016	7.0%	3.5%	(3.7)%
December 31, 2015	7.3%	3.9%	(4.4)%
June 30, 2015	6.4%	3.3%	(4.0)%

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

During the first six months of 2016 and 2015, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2016.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. ("Lehman Holdings") sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. Wintrust Mortgage will be required to respond to the complaint after the Court's entry of a scheduling order, which has not yet occurred.

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

On August 28, 2015, Wintrust Mortgage received a demand from RFC Liquidating Trust asserting that Wintrust Mortgage is liable to it for losses arising from loans sold by Wintrust Mortgage or its predecessors to Residential Funding Company LLC and/or related entities. No litigation has been initiated and the range of liability is not reasonably estimable at this time and it is not foreseeable when sufficient information will become available to provide a basis for recording a reserve, should a reserve ultimately be required.

On August 13, 2015, BMO Harris Financial Advisors (“BHFA”) filed an arbitration demand with the FINRA seeking damages and a permanent injunction and a complaint with the Circuit Court for Cook County, Illinois seeking a temporary restraining order against one of its former financial advisors and a current financial advisor with WHI. A narrow and limited temporary injunction was entered and the matter was referred to FINRA for arbitration. In November 2015, BHFA added WHI as a co-defendant in the arbitration action, alleging that WHI tortiously interfered with BHFA’s contract with its former financial advisor. As discovery is still ongoing, the range of liability is not reasonably estimable at this time and it is not foreseeable when sufficient information will become available to provide a basis for recording a reserve, should a reserve ultimately be required. A hearing on the merits has been set for September 12 - 15, 2016.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2016. There is currently no authorization to repurchase shares of outstanding common stock.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	August 8, 2016	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)