Form 10-Q
period 2016-09-30
WINTRUST FINANCIAL CORP
filed 2016-11-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Common Stock — no par value, 51,771,192 shares, as of October 31, 2016

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2016	December 31, 2015	September 30, 2015
Assets
Cash and due from banks	$242,825	$271,454	$247,341
Federal funds sold and securities purchased under resale agreements	4,122	4,341	3,314
Interest bearing deposits with banks	816,104	607,782	701,106
Available-for-sale securities, at fair value	1,650,096	1,716,388	2,214,281
Held-to-maturity securities, at amortized cost ($942.7 million and $878.1 million fair value at September 30, 2016 and December 31, 2015, respectively)	932,767	884,826	—
Trading account securities	1,092	448	3,312
Federal Home Loan Bank and Federal Reserve Bank stock	129,630	101,581	90,308
Brokerage customer receivables	25,511	27,631	28,293
Mortgage loans held-for-sale	559,634	388,038	347,005
Loans, net of unearned income, excluding covered loans	19,101,261	17,118,117	16,316,211
Covered loans	95,940	148,673	168,609
Total loans	19,197,201	17,266,790	16,484,820
Allowance for loan losses	(117,693)	(105,400)	(102,996)
Allowance for covered loan losses	(1,422)	(3,026)	(2,918)
Net loans	19,078,086	17,158,364	16,378,906
Premises and equipment, net	597,263	592,256	587,348
Lease investments, net	116,355	63,170	29,111
Accrued interest receivable and other assets	660,923	597,099	629,211
Trade date securities receivable	677	—	277,981
Goodwill	485,938	471,761	472,166
Other intangible assets	20,736	24,209	25,533
Total assets	$25,321,759	$22,909,348	$22,035,216
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$5,711,042	$4,836,420	$4,705,994
Interest bearing	15,436,613	13,803,214	13,522,475
Total deposits	21,147,655	18,639,634	18,228,469
Federal Home Loan Bank advances	419,632	853,431	443,955
Other borrowings	241,366	265,785	259,805
Subordinated notes	138,943	138,861	138,834
Junior subordinated debentures	253,566	268,566	268,566
Trade date securities payable	—	538	617
Accrued interest payable and other liabilities	446,123	390,259	359,234
Total liabilities	22,647,285	20,557,074	19,699,480
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,257 shares issued and outstanding at September 30, 2016, 126,287 shares issued and outstanding at December 31, 2015, and 126,312 shares issued and outstanding at September 30, 2015	126,257	126,287	126,312
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2016, December 31, 2015 and September 30, 2015	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2016, December 31, 2015 and September 30, 2015; 51,811,204 shares issued at September 30, 2016, 48,468,894 shares issued at December 31, 2015 and 48,422,294 shares issued at September 30, 2015	51,811	48,469	48,422
Surplus	1,356,759	1,190,988	1,187,407
Treasury stock, at cost, 96,521 shares at September 30, 2016, 85,615 shares at December 31, 2015, and 85,424 shares at September 30, 2015	(4,522)	(3,973)	(3,964)
Retained earnings	1,051,748	928,211	901,652
Accumulated other comprehensive loss	(32,579)	(62,708)	(49,093)
Total shareholders’ equity	2,674,474	2,352,274	2,335,736
Total liabilities and shareholders’ equity	$25,321,759	$22,909,348	$22,035,216
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income
Interest and fees on loans	$190,189	$167,831	$541,846	$482,330
Interest bearing deposits with banks	1,156	372	2,695	993
Federal funds sold and securities purchased under resale agreements	1	1	3	4
Investment securities	15,496	16,130	49,084	44,601
Trading account securities	18	19	43	83
Federal Home Loan Bank and Federal Reserve Bank stock	1,094	821	3,143	2,375
Brokerage customer receivables	195	205	630	591
Total interest income	208,149	185,379	597,444	530,977
Interest expense
Interest on deposits	15,621	12,436	41,996	36,246
Interest on Federal Home Loan Bank advances	2,577	2,458	8,447	6,426
Interest on other borrowings	1,137	1,045	3,281	2,620
Interest on subordinated notes	1,778	1,776	5,332	5,328
Interest on junior subordinated debentures	2,400	2,124	6,973	6,034
Total interest expense	23,513	19,839	66,029	56,654
Net interest income	184,636	165,540	531,415	474,323
Provision for credit losses	9,571	8,322	26,734	23,883
Net interest income after provision for credit losses	175,065	157,218	504,681	450,440
Non-interest income
Wealth management	19,334	18,243	56,506	54,819
Mortgage banking	34,712	27,887	93,254	91,694
Service charges on deposit accounts	8,024	7,403	23,156	20,174
Gains (losses) on investment securities, net	3,305	(98)	6,070	402
Fees from covered call options	3,633	2,810	9,994	11,735
Trading (losses) gains, net	(432)	(135)	(916)	(452)
Operating lease income, net	4,459	613	11,270	755
Other	13,569	8,230	40,821	27,380
Total non-interest income	86,604	64,953	240,155	206,507
Non-interest expense
Salaries and employee benefits	103,718	97,749	300,423	282,300
Equipment	9,449	8,456	27,523	24,090
Operating lease equipment depreciation	3,605	431	9,040	547
Occupancy, net	12,767	12,066	36,658	35,818
Data processing	7,432	8,127	21,089	19,656
Advertising and marketing	7,365	6,237	18,085	16,550
Professional fees	5,508	4,100	14,986	13,838
Amortization of other intangible assets	1,085	1,350	3,631	3,297
FDIC insurance	3,686	3,035	11,339	9,069
OREO expense, net	1,436	(367)	3,344	1,885
Other	20,564	18,790	55,196	54,539
Total non-interest expense	176,615	159,974	501,314	461,589
Income before taxes	85,054	62,197	243,522	195,358
Income tax expense	31,939	23,842	91,255	74,120
Net income	$53,115	$38,355	$152,267	$121,238
Preferred stock dividends and discount accretion	3,628	4,079	10,884	7,240
Net income applicable to common shares	$49,487	$34,276	$141,383	$113,998
Net income per common share—Basic	$0.96	$0.71	$2.84	$2.39
Net income per common share—Diluted	$0.92	$0.69	$2.72	$2.29
Cash dividends declared per common share	$0.12	$0.11	$0.36	$0.33
Weighted average common shares outstanding	51,679	48,158	49,763	47,658
Dilutive potential common shares	4,047	4,049	3,931	4,141
Average common shares and dilutive common shares	55,726	52,207	53,694	51,799
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$53,115	$38,355	$152,267	$121,238
Unrealized gains (losses) on securities				—
Before tax	2,525	31,268	33,669	4,144
Tax effect	(993)	(12,273)	(13,225)	(1,645)
Net of tax	1,532	18,995	20,444	2,499
Reclassification of net gains (losses) included in net income
Before tax	3,305	(98)	6,070	402
Tax effect	(1,300)	38	(2,386)	(158)
Net of tax	2,005	(60)	3,684	244
Reclassification of amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	(3,781)	—	(11,038)	—
Tax effect	1,486	—	4,331	—
Net of tax	(2,295)	—	(6,707)	—
Net unrealized gains (losses) on securities	1,822	19,055	23,467	2,255
Unrealized gains (losses) on derivative instruments
Before tax	2,773	99	2,728	(247)
Tax effect	(1,090)	(39)	(1,072)	97
Net unrealized gains (losses) on derivative instruments	1,683	60	1,656	(150)
Foreign currency adjustment
Before tax	(2,237)	(8,682)	6,966	(18,900)
Tax effect	593	2,345	(1,960)	5,034
Net foreign currency adjustment	(1,644)	(6,337)	5,006	(13,866)
Total other comprehensive income (loss)	1,861	12,778	30,129	(11,761)
Comprehensive income	$54,976	$51,133	$182,396	$109,477
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2015	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
Net income	—	—	—	—	121,238	—	121,238
Other comprehensive loss, net of tax	—	—	—	—	—	(11,761)	(11,761)
Cash dividends declared on common stock	—	—	—	—	(15,746)	—	(15,746)
Dividends on preferred stock	—	—	—	—	(7,240)	—	(7,240)
Stock-based compensation	—	—	7,817	—	—	—	7,817
Issuance of Series D preferred stock	125,000	—	(4,158)	—	—	—	120,842
Conversion of Series C preferred stock to common stock	(155)	4	151	—	—	—	—
Common stock issued for:
Acquisitions	—	811	37,912	—	—	—	38,723
Exercise of stock options and warrants	—	564	8,141	(130)	—	—	8,575
Restricted stock awards	—	99	382	(285)	—	—	196
Employee stock purchase plan	—	43	1,997	—	—	—	2,040
Director compensation plan	—	20	1,210	—	—	—	1,230
Balance at September 30, 2015	$251,312	$48,422	$1,187,407	$(3,964)	$901,652	$(49,093)	$2,335,736
Balance at January 1, 2016	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
Net income	—	—	—	—	152,267	—	152,267
Other comprehensive income, net of tax	—	—	—	—	—	30,129	30,129
Cash dividends declared on common stock	—	—	—	—	(17,846)	—	(17,846)
Dividends on preferred stock	—	—	—	—	(10,884)	—	(10,884)
Stock-based compensation	—	—	6,778	—	—	—	6,778
Conversion of Series C preferred stock to common stock	(30)	1	29	—	—	—	—
Common stock issued for:
New issuance, net of costs	—	3,000	149,823	—	—	—	152,823
Exercise of stock options and warrants	—	185	5,965	(377)	—	—	5,773
Restricted stock awards	—	88	121	(172)	—	—	37
Employee stock purchase plan	—	43	1,890	—	—	—	1,933
Director compensation plan	—	25	1,165	—	—	—	1,190
Balance at September 30, 2016	$251,257	$51,811	$1,356,759	$(4,522)	$1,051,748	$(32,579)	$2,674,474
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015
Operating Activities:
Net income	$152,267	$121,238
Adjustments to reconcile net income to net cash used for operating activities
Provision for credit losses	26,734	23,883
Depreciation, amortization and accretion, net	38,798	28,017
Stock-based compensation expense	6,778	7,817
Excess tax benefits from stock-based compensation arrangements	(399)	(660)
Net amortization of premium on securities	3,728	2,576
Accretion of discount on loans	(23,416)	(25,061)
Mortgage servicing rights fair value change, net	(4,810)	641
Originations and purchases of mortgage loans held-for-sale	(3,208,468)	(3,094,901)
Proceeds from sales of mortgage loans held-for-sale	3,111,318	3,182,623
Bank owned life insurance ("BOLI"), net of claims	(2,613)	(1,683)
Increase in trading securities, net	(644)	(2,106)
Net decrease (increase) in brokerage customer receivables	2,120	(4,072)
Gains on mortgage loans sold	(74,446)	(83,437)
Gains on investment securities, net	(6,070)	(402)
Gains on early extinguishment of debt	(4,305)	—
(Gains) losses on sales of premises and equipment, net	(89)	512
Net losses (gains) on sales and fair value adjustments of other real estate owned	935	(585)
Increase in accrued interest receivable and other assets, net	(131,504)	(113,805)
Increase (decrease) in accrued interest payable and other liabilities, net	31,082	(28,717)
Net Cash (Used for) Provided by Operating Activities	(83,004)	11,878
Investing Activities:
Proceeds from maturities of available-for-sale securities	1,128,428	397,832
Proceeds from maturities of held-to-maturity securities	502	—
Proceeds from sales and calls of available-for-sale securities	2,186,662	1,216,860
Proceeds from calls of held-to-maturity securities	423,866	—
Purchases of available-for-sale securities	(3,169,020)	(1,584,282)
Purchases of held-to-maturity securities	(472,803)	—
(Purchase) redemption of Federal Home Loan Bank and Federal Reserve Bank stock, net	(28,049)	1,274
Net cash paid in business combinations	(578,315)	(15,428)
Proceeds from sales of other real estate owned	29,223	34,936
Proceeds received from the FDIC related to reimbursements on covered assets	2,124	1,697
Net (increase) decrease in interest bearing deposits with banks	(204,085)	438,072
Net increase in loans	(1,303,218)	(1,286,736)
Redemption of BOLI	659	2,701
Purchases of premises and equipment, net	(28,276)	(29,375)
Net Cash Used for Investing Activities	(2,012,302)	(822,449)
Financing Activities:
Increase in deposit accounts	2,408,216	970,090
(Decrease) increase in other borrowings, net	(24,545)	38,775
Decrease in Federal Home Loan Bank advances, net	(440,257)	(293,360)
Proceeds from the issuance of common stock, net	152,823	—
Proceeds from the issuance of preferred stock, net	—	120,842
Redemption of junior subordinated debentures, net	(10,695)	—
Excess tax benefits from stock-based compensation arrangements	399	660
Issuance of common shares resulting from the exercise of stock options and the employee stock purchase plan	9,796	14,413
Common stock repurchases	(549)	(415)
Dividends paid	(28,730)	(20,486)
Net Cash Provided by Financing Activities	2,066,458	830,519
Net (Decrease) Increase in Cash and Cash Equivalents	(28,848)	19,948
Cash and Cash Equivalents at Beginning of Period	275,795	230,707
Cash and Cash Equivalents at End of Period	$246,947	$250,655
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

The FASB has continued to issue various Updates to clarify and improve specific areas of ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," to clarify the implementation guidance within ASU No. 2014-09 surrounding principal versus agent considerations and its impact on revenue recognition. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," to also clarify the implementation guidance within ASU No. 2014-09 related to these two topics. In May 2016, the FASB issued ASU No. 2016-11, "Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting," to remove certain areas of SEC Staff Guidance from those specific Topics. Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," to clarify specific aspects of implementation, including the collectibility criterion, exclusion of sales taxes collected from a transaction price, noncash consideration, contract modifications and completed contracts at transition. Like ASU No. 2014-09, this guidance is effective for fiscal years beginning after December 15, 2017.

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

In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control," to amend guidance from ASU No. 2015-02 regarding how a reporting entity treats indirect interests in a variable interest entity ("VIE") held through related parties under common control when determining whether the reporting entity is the primary beneficiary of such VIE. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied under a retrospective approach. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," to clarify the presentation of debt issuance costs within the balance sheet. This ASU requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The ASU does not affect the current guidance for the recognition and measurement for these debt issuance costs. Additionally, in August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)," to further clarify the presentation of debt issuance costs related to line-of-credit agreements. This ASU states the SEC would not object to an entity deferring and presenting debt issuance costs related to line-of-credit agreements as an asset on the balance sheet and subsequently amortizing these costs ratably over the term of the agreement, regardless of any outstanding borrowing under the line-of-credit agreement. This guidance was effective for fiscal years beginning after December 15, 2015 and was applied retrospectively within the Company’s consolidated financial statements. For December 31, 2015 and September 30, 2015, the Company reclassified as a direct reduction to the related debt balance $7.8 million and $8.7 million, respectively, of debt issuance costs that were previously presented as accrued interest receivable and other assets on the Consolidated Statements of Condition.

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

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)," to clarify the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach, if practicable. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," to improve the accounting for intra-entity transfers of assets other than inventory. This ASU allows the recognition of current and deferred income taxes for such transfers prior to the subsequent sale of the transferred assets to an outside party. Initial recognition of current and deferred income taxes is currently prohibited for intra-entity transfers of assets other than inventory. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach through cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On August 19, 2016, the Company, through its wholly-owned subsidiary Lake Forest Bank & Trust Company ("Lake Forest Bank"), acquired approximately $560.9 million in performing loans and related relationships from an affiliate of GE Capital Franchise Finance. The loans are to franchise operators (primarily quick service restaurant concepts) in the Midwest and in the Western portion of the United States.

On March 31, 2016, the Company acquired Generations Bancorp, Inc ("Generations"). Generations was the parent company of Foundations Bank, which had one banking location in Pewaukee, Wisconsin. Foundations Bank was merged into the Company's wholly-owned subsidiary Town Bank. The Company acquired assets with a fair value of approximately $131.0 million, including approximately $67.4 million of loans, and assumed deposits with a fair value of approximately $100.2 million. Additionally, the Company recorded goodwill of $11.5 million on the acquisition.

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

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset or other liability in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration subsequent to the acquisition date. See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion of the allowance on covered loans.

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

The following table summarizes the activity in the Company’s FDIC indemnification (liability) asset during the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance at beginning of period	$(11,729)	$3,429	$(6,100)	$11,846
Additions from acquisitions	—	—	—	—
Additions from reimbursable expenses	21	1,039	752	3,548
Accretion (amortization)	4	(718)	(189)	(3,184)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(4,537)	(5,236)	(10,284)	(13,546)
Payments received from the FDIC	(1,704)	(1,547)	(2,124)	(1,697)
Balance at end of period	$(17,945)	$(3,033)	$(17,945)	$(3,033)

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

(5) Investment Securities

The following tables are a summary of the available-for-sale and held-to-maturity securities portfolios as of the dates shown:

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$30,017	$19	$—	$30,036
U.S. Government agencies	93,561	163	(41)	93,683
Municipal	106,033	3,395	(147)	109,281
Corporate notes:
Financial issuers	65,215	299	(1,311)	64,203
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,257,070	7,958	(54)	1,264,974
Collateralized mortgage obligations	35,935	304	(102)	36,137
Equity securities	48,568	2,998	(784)	50,782
Total available-for-sale securities	$1,637,399	$15,136	$(2,439)	$1,650,096
Held-to-maturity securities
U.S. Government agencies	$729,417	$7,577	$(2,879)	$734,115
Municipal	203,350	5,515	(314)	208,551
Total held-to-maturity securities	$932,767	$13,092	$(3,193)	$942,666

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$312,282	$—	$(5,553)	$306,729
U.S. Government agencies	70,313	198	(275)	70,236
Municipal	105,702	3,249	(356)	108,595
Corporate notes:
Financial issuers	80,014	1,510	(1,481)	80,043
Other	1,500	4	(2)	1,502
Mortgage-backed: (1)
Mortgage-backed securities	1,069,680	3,834	(21,004)	1,052,510
Collateralized mortgage obligations	40,421	172	(506)	40,087
Equity securities	51,380	5,799	(493)	56,686
Total available-for-sale securities	$1,731,292	$14,766	$(29,670)	$1,716,388
Held-to-maturity securities
U.S. Government agencies	$687,302	$4	$(7,144)	$680,162
Municipal	197,524	867	(442)	197,949
Total held-to-maturity securities	$884,826	$871	$(7,586)	$878,111

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$288,185	$101	$(2,364)	$285,922
U.S. Government agencies	657,297	2,726	(15,000)	645,023
Municipal	294,073	5,354	(2,085)	297,342
Corporate notes:
Financial issuers	114,976	1,656	(1,216)	115,416
Other	1,525	6	(2)	1,529
Mortgage-backed: (1)
Mortgage-backed securities	778,240	4,974	(10,913)	772,301
Collateralized mortgage obligations	42,724	343	(323)	42,744
Equity securities	49,356	4,993	(345)	54,004
Total available-for-sale securities	$2,226,376	$20,153	$(32,248)	$2,214,281
Held-to-maturity securities
U.S. Government agencies	$—	$—	$—	$—
Municipal	—	—	—	—
Total held-to-maturity securities	$—	$—	$—	$—

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

In the fourth quarter of 2015, the Company transferred $862.7 million of investment securities with an unrealized loss of $14.4 million from the available-for-sale classification to the held-to-maturity classification. No investment securities were transferred from the available-for-sale classification to the held-to-maturity classification in the first nine months of 2016.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	35,173	(41)	—	—	35,173	(41)
Municipal	13,062	(45)	7,766	(102)	20,828	(147)
Corporate notes:
Financial issuers	10,000	(1)	34,650	(1,310)	44,650	(1,311)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	1,017	(22)	4,019	(32)	5,036	(54)
Collateralized mortgage obligations	1,255	(2)	7,499	(100)	8,754	(102)
Equity securities	16,550	(481)	8,787	(303)	25,337	(784)
Total available-for-sale securities	$77,057	$(592)	$62,721	$(1,847)	$139,778	$(2,439)
Held-to-maturity securities
U.S. Government agencies	$240,400	$(2,879)	$—	$—	$240,400	$(2,879)
Municipal	11,925	(204)	9,239	(110)	21,164	(314)
Total held-to-maturity securities	$252,325	$(3,083)	$9,239	$(110)	$261,564	$(3,193)

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

The Company does not consider securities with unrealized losses at September 30, 2016 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes and mortgage-backed securities. Unrealized losses recognized on corporate notes and mortgage-backed securities are the result of increases in yields for similar types of securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Realized gains	$3,429	$87	$7,466	$654
Realized losses	(124)	(185)	(1,396)	(252)
Net realized gains (losses)	$3,305	$(98)	$6,070	$402
Other than temporary impairment charges	—	—	—	—
Gains (losses) on investment securities, net	$3,305	$(98)	$6,070	$402
Proceeds from sales and calls of available-for-sale securities	$1,114,666	$82,827	$2,186,662	$1,216,860
Proceeds from calls of held-to-maturity securities	141,885	—	423,866	—
The amortized cost and fair value of securities as of September 30, 2016, December 31, 2015 and September 30, 2015, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2016		December 31, 2015		September 30, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$115,227	$115,487	$160,856	$160,756	$164,374	$164,429
Due in one to five years	141,364	141,368	166,550	166,468	186,199	186,592
Due in five to ten years	28,696	31,319	228,652	225,699	343,468	342,271
Due after ten years	10,539	10,029	13,753	14,182	662,015	651,940
Mortgage-backed	1,293,005	1,301,111	1,110,101	1,092,597	820,964	815,045
Equity securities	48,568	50,782	51,380	56,686	49,356	54,004
Total available-for-sale securities	$1,637,399	$1,650,096	$1,731,292	$1,716,388	$2,226,376	$2,214,281
Held-to-maturity securities
Due in one year or less	$—	$—	$—	$—	$—	$—
Due in one to five years	25,927	26,023	19,208	19,156	—	—
Due in five to ten years	64,835	65,842	96,454	96,091	—	—
Due after ten years	842,005	850,801	769,164	762,864	—	—
Total held-to-maturity securities	$932,767	$942,666	$884,826	$878,111	$—	$—
Securities having a fair value of $1.4 billion at September 30, 2016 as well as securities having a fair value of $1.2 billion and $1.3 billion at December 31, 2015 and September 30, 2015, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At September 30, 2016, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Balance:
Commercial	$5,951,544	$4,713,909	$4,400,185
Commercial real estate	5,908,684	5,529,289	5,307,566
Home equity	742,868	784,675	797,465
Residential real estate	663,598	607,451	571,743
Premium finance receivables—commercial	2,430,233	2,374,921	2,407,075
Premium finance receivables—life insurance	3,283,359	2,961,496	2,700,275
Consumer and other	120,975	146,376	131,902
Total loans, net of unearned income, excluding covered loans	$19,101,261	$17,118,117	$16,316,211
Covered loans	95,940	148,673	168,609
Total loans	$19,197,201	$17,266,790	$16,484,820
Mix:
Commercial	31%	27%	27%
Commercial real estate	31	32	32
Home equity	4	5	5
Residential real estate	3	3	3
Premium finance receivables—commercial	13	14	15
Premium finance receivables—life insurance	17	17	16
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	100%	99%	99%
Covered loans	—	1	1
Total loans	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $64.4 million at September 30, 2016, $56.7 million at December 31, 2015 and $53.4 million at September 30, 2015, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $873,000 at September 30, 2016, $(9.2) million at December 31, 2015 and $(18.8) million at September 30, 2015. The net credit balance at December 31, 2015 and September 30, 2015, is primarily the result of purchase accounting adjustments related to acquisitions in 2015.

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

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

Bank acquisitions	$278,862	$233,340	$326,470	$271,260
Life insurance premium finance loans acquisition	266,618	262,887	372,738	368,292

The following table provides estimated details as of the date of acquisition on loans acquired in 2016 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	Foundations Bank
Contractually required payments including interest	$20,091
Less: Nonaccretable difference	4,009
Cash flows expected to be collected (1)	$16,082
Less: Accretable yield	1,082
Fair value of PCI loans acquired	$15,000

(1) Represents undiscounted expected principal and interest cash at acquisition.

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at September 30, 2016.

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

	Three months ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Accretable yield, beginning balance	$55,630	$63,643	$63,902	$79,102
Acquisitions	—	10,407	1,082	11,305
Accretable yield amortized to interest income	(6,449)	(5,939)	(17,105)	(18,359)
Accretable yield amortized to indemnification asset/liability (1)	(1,744)	(3,280)	(5,539)	(10,945)
Reclassification from non-accretable difference (2)	5,370	2,298	12,099	5,154
Increases (decreases) in interest cash flows due to payments and changes in interest rates	170	(610)	(1,462)	262
Accretable yield, ending balance (3)	$52,977	$66,519	$52,977	$66,519

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of September 30, 2016, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset or liability for the bank acquisitions is $1.5 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income accounted for under ASC 310-30 totaled $6.4 million and $5.9 million in the third quarter of 2016 and 2015, respectively. For the nine months ended Septemebr 30, 2016 and 2015, the Company recorded accretion to interest income of $17.1 million and $18.4 million, respectively. These amounts include accretion from both covered and non-covered loans, and are both included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at September 30, 2016, December 31, 2015 and September 30, 2015:

As of September 30, 2016		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$15,809	$—	$7,324	$8,987	$3,573,396	$3,605,516
Franchise	—	—	458	1,626	872,661	874,745
Mortgage warehouse lines of credit	—	—	—	—	309,632	309,632
Asset-based lending	234	—	3,772	3,741	837,972	845,719
Leases	375	—	239	—	299,339	299,953
PCI - commercial (1)	—	1,783	—	1,036	13,160	15,979
Total commercial	16,418	1,783	11,793	15,390	5,906,160	5,951,544
Commercial real estate:
Construction	400	—	—	3,775	447,302	451,477
Land	1,208	—	787	300	105,406	107,701
Office	3,609	—	6,457	8,062	865,954	884,082
Industrial	9,967	—	940	2,961	753,636	767,504
Retail	909	—	1,340	8,723	884,369	895,341
Multi-family	90	—	3,051	2,169	789,645	794,955
Mixed use and other	6,442	—	2,157	5,184	1,837,724	1,851,507
PCI - commercial real estate (1)	—	21,433	1,509	4,066	129,109	156,117
Total commercial real estate	22,625	21,433	16,241	35,240	5,813,145	5,908,684
Home equity	9,309	—	1,728	3,842	727,989	742,868
Residential real estate, including PCI	12,205	1,496	2,232	1,088	646,577	663,598
Premium finance receivables
Commercial insurance loans	14,214	7,754	6,968	10,291	2,391,006	2,430,233
Life insurance loans	—	—	9,960	3,717	3,006,795	3,020,472
PCI - life insurance loans (1)	—	—	—	—	262,887	262,887
Consumer and other, including PCI	543	124	204	871	119,233	120,975
Total loans, net of unearned income, excluding covered loans	$75,314	$32,590	$49,126	$70,439	$18,873,792	$19,101,261
Covered loans	2,331	4,806	1,545	2,456	84,802	95,940
Total loans, net of unearned income	$77,645	$37,396	$50,671	$72,895	$18,958,594	$19,197,201

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2015		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,704	$6	$6,749	$12,930	$3,226,139	$3,258,528
Franchise	—	—	—	—	245,228	245,228
Mortgage warehouse lines of credit	—	—	—	—	222,806	222,806
Asset-based lending	8	—	3,864	1,844	736,968	742,684
Leases	—	535	748	4,192	220,599	226,074
PCI - commercial (1)	—	892	—	2,510	15,187	18,589
Total commercial	12,712	1,433	11,361	21,476	4,666,927	4,713,909
Commercial real estate
Construction	306	—	1,371	1,645	355,338	358,660
Land	1,751	—	—	120	76,546	78,417
Office	4,619	—	764	3,817	853,801	863,001
Industrial	9,564	—	1,868	1,009	715,207	727,648
Retail	1,760	—	442	2,310	863,887	868,399
Multi-family	1,954	—	597	6,568	733,230	742,349
Mixed use and other	6,691	—	6,723	7,215	1,712,187	1,732,816
PCI - commercial real estate (1)	—	22,111	4,662	16,559	114,667	157,999
Total commercial real estate	26,645	22,111	16,427	39,243	5,424,863	5,529,289
Home equity	6,848	—	1,889	5,517	770,421	784,675
Residential real estate, including PCI	12,043	488	2,166	3,903	588,851	607,451
Premium finance receivables
Commercial insurance loans	14,561	10,294	6,624	21,656	2,321,786	2,374,921
Life insurance loans	—	—	3,432	11,140	2,578,632	2,593,204
PCI - life insurance loans (1)	—	—	—	—	368,292	368,292
Consumer and other, including PCI	263	211	204	1,187	144,511	146,376
Total loans, net of unearned income, excluding covered loans	$73,072	$34,537	$42,103	$104,122	$16,864,283	$17,118,117
Covered loans	5,878	7,335	703	5,774	128,983	148,673
Total loans, net of unearned income	$78,950	$41,872	$42,806	$109,896	$16,993,266	$17,266,790

As of September 30, 2015		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,006	$—	$2,775	$9,709	$2,985,985	$3,010,475
Franchise	—	—	80	376	221,545	222,001
Mortgage warehouse lines of credit	—	—	—	—	136,614	136,614
Asset-based lending	12	—	1,313	247	800,798	802,370
Leases	—	—	—	89	205,697	205,786
PCI - commercial (1)	—	217	—	39	22,683	22,939
Total commercial	12,018	217	4,168	10,460	4,373,322	4,400,185
Commercial real estate:
Construction	31	—	—	3,535	343,668	347,234
Land	1,756	—	—	2,207	75,113	79,076
Office	4,045	—	10,861	2,362	773,043	790,311
Industrial	11,637	—	786	897	622,804	636,124
Retail	2,022	—	1,536	821	781,463	785,842
Multi-family	1,525	—	512	744	684,878	687,659
Mixed use and other	7,601	—	2,340	12,871	1,797,516	1,820,328
PCI - commercial real estate (1)	—	13,547	299	583	146,563	160,992
Total commercial real estate	28,617	13,547	16,334	24,020	5,225,048	5,307,566
Home equity	8,365	—	811	4,124	784,165	797,465
Residential real estate, including PCI	14,557	424	1,340	1,606	553,816	571,743
Premium finance receivables
Commercial insurance loans	13,751	8,231	6,664	13,659	2,364,770	2,407,075
Life insurance loans	—	—	9,656	2,627	2,314,406	2,326,689
PCI - life insurance loans (1)	—	—	—	—	373,586	373,586
Consumer and other, including PCI	297	140	56	935	130,474	131,902
Total loans, net of unearned income, excluding covered loans	$77,605	$22,559	$39,029	$57,431	$16,119,587	$16,316,211
Covered loans	6,540	7,626	1,392	802	152,249	168,609
Total loans, net of unearned income	$84,145	$30,185	$40,421	$58,233	$16,271,836	$16,484,820

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at September 30, 2016, December 31, 2015 and September 30, 2015:

	Performing			Non-performing			Total
(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015	September 30, 2016	December 31, 2015	September 30, 2015	September 30, 2016	December 31, 2015	September 30, 2015
Loan Balances:
Commercial
Commercial, industrial and other	$3,589,707	$3,245,818	$2,998,469	$15,809	$12,710	$12,006	$3,605,516	$3,258,528	$3,010,475
Franchise	874,745	245,228	222,001	—	—	—	874,745	245,228	222,001
Mortgage warehouse lines of credit	309,632	222,806	136,614	—	—	—	309,632	222,806	136,614
Asset-based lending	845,485	742,676	802,358	234	8	12	845,719	742,684	802,370
Leases	299,578	225,539	205,786	375	535	—	299,953	226,074	205,786
PCI - commercial (1)	15,979	18,589	22,939	—	—	—	15,979	18,589	22,939
Total commercial	5,935,126	4,700,656	4,388,167	16,418	13,253	12,018	5,951,544	4,713,909	4,400,185
Commercial real estate
Construction	451,077	358,354	347,203	400	306	31	451,477	358,660	347,234
Land	106,493	76,666	77,320	1,208	1,751	1,756	107,701	78,417	79,076
Office	880,473	858,382	786,266	3,609	4,619	4,045	884,082	863,001	790,311
Industrial	757,537	718,084	624,487	9,967	9,564	11,637	767,504	727,648	636,124
Retail	894,432	866,639	783,820	909	1,760	2,022	895,341	868,399	785,842
Multi-family	794,865	740,395	686,134	90	1,954	1,525	794,955	742,349	687,659
Mixed use and other	1,845,065	1,726,125	1,812,727	6,442	6,691	7,601	1,851,507	1,732,816	1,820,328
PCI - commercial real estate(1)	156,117	157,999	160,992	—	—	—	156,117	157,999	160,992
Total commercial real estate	5,886,059	5,502,644	5,278,949	22,625	26,645	28,617	5,908,684	5,529,289	5,307,566
Home equity	733,559	777,827	789,100	9,309	6,848	8,365	742,868	784,675	797,465
Residential real estate, including PCI	651,393	595,408	557,186	12,205	12,043	14,557	663,598	607,451	571,743
Premium finance receivables
Commercial insurance loans	2,408,265	2,350,066	2,385,093	21,968	24,855	21,982	2,430,233	2,374,921	2,407,075
Life insurance loans	3,020,472	2,593,204	2,326,689	—	—	—	3,020,472	2,593,204	2,326,689
PCI - life insurance loans (1)	262,887	368,292	373,586	—	—	—	262,887	368,292	373,586
Consumer and other, including PCI	120,372	145,963	131,465	603	413	437	120,975	146,376	131,902
Total loans, net of unearned income, excluding covered loans	$19,018,133	$17,034,060	$16,230,235	$83,128	$84,057	$85,976	$19,101,261	$17,118,117	$16,316,211

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three and nine months ended September 30, 2016 and 2015 is as follows:

Three months ended September 30, 2016		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$41,654	$46,824	$11,383	$5,405	$7,814	$1,276	$114,356
Other adjustments	(35)	(57)	—	(10)	(10)	—	(112)
Reclassification from allowance for unfunded lending-related commitments	(500)	(79)	—	—	—	—	(579)
Charge-offs	(3,469)	(382)	(574)	(134)	(1,959)	(389)	(6,907)
Recoveries	176	364	65	61	456	72	1,194
Provision for credit losses	5,212	1,678	810	781	974	286	9,741
Allowance for loan losses at period end	$43,038	$48,348	$11,684	$6,103	$7,275	$1,245	$117,693
Allowance for unfunded lending-related commitments at period end	$500	$1,148	$—	$—	$—	$—	$1,648
Allowance for credit losses at period end	$43,538	$49,496	$11,684	$6,103	$7,275	$1,245	$119,341
Individually evaluated for impairment	$2,554	$2,491	$964	$1,166	$—	$192	$7,367
Collectively evaluated for impairment	40,252	46,983	10,720	4,867	7,275	1,053	111,150
Loans acquired with deteriorated credit quality	732	22	—	70	—	—	824
Loans at period end
Individually evaluated for impairment	$19,133	$45,290	$9,309	$17,040	$—	$602	$91,374
Collectively evaluated for impairment	5,916,432	5,707,277	733,559	642,633	5,450,705	119,162	18,569,768
Loans acquired with deteriorated credit quality	15,979	156,117	—	3,925	262,887	1,211	440,119

Three months ended September 30, 2015	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$32,900	$42,198	$12,288	$5,019	$6,921	$878	$100,204
Other adjustments	(12)	(85)	—	(6)	(50)	—	(153)
Reclassification from allowance for unfunded lending-related commitments	—	(42)	—	—	—	—	(42)
Charge-offs	(964)	(1,948)	(1,116)	(1,138)	(1,595)	(116)	(6,877)
Recoveries	462	213	42	136	294	52	1,199
Provision for credit losses	1,604	3,725	1,009	575	1,511	241	8,665
Allowance for loan losses at period end	$33,990	$44,061	$12,223	$4,586	$7,081	$1,055	$102,996
Allowance for unfunded lending-related commitments at period end	$—	$926	$—	$—	$—	$—	$926
Allowance for credit losses at period end	$33,990	$44,987	$12,223	$4,586	$7,081	$1,055	$103,922
Individually evaluated for impairment	$1,881	$5,832	$239	$544	$—	$30	$8,526
Collectively evaluated for impairment	31,943	38,361	11,984	4,042	7,081	1,024	94,435
Loans acquired with deteriorated credit quality	166	794	—	—	—	1	961
Loans at period end
Individually evaluated for impairment	$18,211	$68,947	$8,365	$18,267	$—	$430	$114,220
Collectively evaluated for impairment	4,359,035	5,077,627	789,100	549,794	4,733,764	131,472	15,640,792
Loans acquired with deteriorated credit quality	22,939	160,992	—	3,682	373,586	—	561,199

Nine months ended September 30, 2016		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Other adjustments	(103)	(203)	—	(49)	31	—	(324)
Reclassification from allowance for unfunded lending-related commitments	(500)	(200)	—	—	—	—	(700)
Charge-offs	(4,861)	(1,555)	(3,672)	(1,320)	(6,350)	(720)	(18,478)
Recoveries	926	1,029	184	204	1,876	143	4,362
Provision for credit losses	11,441	5,519	3,160	2,534	4,485	294	27,433
Allowance for loan losses at period end	$43,038	$48,348	$11,684	$6,103	$7,275	$1,245	$117,693
Allowance for unfunded lending-related commitments at period end	$500	$1,148	$—	$—	$—	$—	$1,648
Allowance for credit losses at period end	$43,538	$49,496	$11,684	$6,103	$7,275	$1,245	$119,341

Nine months ended September 30, 2015		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Other adjustments	(42)	(346)	—	(14)	(92)	—	(494)
Reclassification from allowance for unfunded lending-related commitments	—	(151)	—	—	—	—	(151)
Charge-offs	(2,884)	(3,809)	(3,547)	(2,692)	(4,384)	(342)	(17,658)
Recoveries	1,117	2,349	129	228	1,081	139	5,043
Provision for credit losses	4,100	10,485	3,141	2,846	3,963	16	24,551
Allowance for loan losses at period end	$33,990	$44,061	$12,223	$4,586	$7,081	$1,055	$102,996
Allowance for unfunded lending-related commitments at period end	$—	$926	$—	$—	$—	$—	$926
Allowance for credit losses at period end	$33,990	$44,987	$12,223	$4,586	$7,081	$1,055	$103,922

A summary of activity in the allowance for covered loan losses for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$2,412	$2,215	$3,026	$2,131
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(847)	(1,716)	(3,495)	(3,339)
Benefit attributable to FDIC loss share agreements	677	1,373	2,796	2,671
Net provision for covered loan losses	(170)	(343)	(699)	(668)
Increase/decrease in FDIC indemnification liability/asset	(677)	(1,373)	(2,796)	(2,671)
Loans charged-off	(918)	(287)	(1,291)	(664)
Recoveries of loans charged-off	775	2,706	3,182	4,790
Net (charge-offs) recoveries	(143)	2,419	1,891	4,126
Balance at end of period	$1,422	$2,918	$1,422	$2,918

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the FDIC loss share asset or reduce any FDIC loss share liability. The allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses is reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the FDIC loss share asset or increase any FDIC loss share liability. Additions to expected losses will require an increase to the allowance for covered loan losses, and a corresponding increase to the FDIC loss share asset or reduction to any FDIC loss share liability. See “FDIC-Assisted Transactions” within Note 3 – Business Combinations for more detail.

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2016	2015	2015
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$39,022	$49,961	$51,113
Impaired loans with no allowance for loan loss required	51,518	51,294	61,914
Total impaired loans (2)	$90,540	$101,255	$113,027
Allowance for loan losses related to impaired loans	$6,836	$6,380	$8,483
TDRs	$44,276	$51,853	$59,320

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class, excluding covered loans, for the periods ended as follows:

				For the Nine Months Ended
	As of September 30, 2016			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,426	$5,434	$1,887	$5,487	$212
Asset-based lending	234	235	44	235	7
Leases	375	375	116	388	14
Commercial real estate
Construction	—	—	—	—	—
Land	2,620	2,620	44	2,670	80
Office	1,697	2,361	182	1,722	79
Industrial	6,855	7,338	1,388	7,069	284
Retail	6,605	6,623	240	6,668	160
Multi-family	1,266	1,266	8	1,134	29
Mixed use and other	5,437	5,511	605	5,452	198
Home equity	2,373	2,457	964	2,404	63
Residential real estate	5,942	6,428	1,166	5,807	190
Consumer and other	192	192	192	194	8
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$12,669	$16,261	$—	$14,745	$717
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	1,995	1,995	—	2,273	94
Land	3,864	8,088	—	4,316	408
Office	4,980	6,243	—	4,978	260
Industrial	3,508	3,827	—	3,574	200
Retail	805	913	—	936	36
Multi-family	89	174	—	109	5
Mixed use and other	5,164	5,712	—	5,300	236
Home equity	6,936	9,108	—	7,736	320
Residential real estate	11,098	13,077	—	11,125	445
Consumer and other	410	520	—	428	21
Total impaired loans, net of unearned income	$90,540	$106,758	$6,836	$94,750	$4,066

				For the Twelve Months Ended
	As of December 31, 2015			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$9,754	$12,498	$2,012	$10,123	$792
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—
Land	4,929	8,711	41	5,127	547
Office	5,050	6,051	632	5,394	314
Industrial	8,413	9,105	1,943	10,590	565
Retail	8,527	9,230	343	8,596	386
Multi-family	370	370	202	372	25
Mixed use and other	7,590	7,708	570	7,681	328
Home equity	423	435	333	351	16
Residential real estate	4,710	4,799	294	4,618	182
Consumer and other	195	220	10	216	12
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,562	$9,915	$—	$9,885	$521
Asset-based lending	8	1,570	—	5	88
Leases	—	—	—	—	—
Commercial real estate
Construction	2,328	2,329	—	2,316	113
Land	888	2,373	—	929	90
Office	3,500	4,484	—	3,613	237
Industrial	2,217	2,426	—	2,286	188
Retail	2,757	2,925	—	2,897	129
Multi-family	2,344	2,807	—	2,390	117
Mixed use and other	10,510	14,060	—	11,939	624
Home equity	6,424	7,987	—	5,738	288
Residential real estate	11,559	13,979	—	11,903	624
Consumer and other	197	267	—	201	12
Total impaired loans, net of unearned income	$101,255	$124,249	$6,380	$107,170	$6,198

				For the Nine Months Ended
	As of September 30, 2015			September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,580	$9,118	$1,865	$8,906	$381
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—
Land	3,559	7,309	31	3,713	362
Office	6,765	7,724	2,162	7,113	263
Industrial	10,049	10,542	1,550	10,662	421
Retail	8,899	9,596	381	8,906	306
Multi-family	1,199	1,622	203	1,210	60
Mixed use and other	7,162	7,345	1,501	7,250	224
Home equity	547	762	239	672	25
Residential real estate	4,225	4,326	521	4,280	130
Consumer and other	128	128	30	139	6
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$9,142	$11,997	$—	$9,716	$539
Asset-based lending	12	1,573	—	4	66
Leases	—	—	—	—	—
Commercial real estate
Construction	2,054	2,055	—	2,034	73
Land	4,114	4,874	—	4,232	130
Office	4,171	5,120	—	4,243	194
Industrial	2,255	2,448	—	2,304	141
Retail	3,140	3,302	—	3,305	104
Multi-family	1,330	1,635	—	1,522	50
Mixed use and other	13,788	16,576	—	14,668	563
Home equity	7,818	8,406	—	7,065	229
Residential real estate	13,788	15,932	—	14,387	449
Consumer and other	302	398	—	311	15
Total impaired loans, net of unearned income	$113,027	$132,788	$8,483	$116,642	$4,731

TDRs

At September 30, 2016, the Company had $44.3 million in loans modified in TDRs. The $44.3 million in TDRs represents 89 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at September 30, 2016 and approximately $2.8 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During both the three months ended September 30, 2016 and 2015, the Company recorded $98,000 interest income representing this decrease in impairment. For the nine months ended September 30, 2016 and 2015, the Company recorded $323,000 and $385,000, respectively, in interest income.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at September 30, 2016, the Company had $11.7 million of foreclosed residential real estate properties included within OREO.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2016 and 2015, respectively, which represent TDRs:

Three months ended September 30, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$28	1	$28	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	1	43	1	43	1	43	—	—	—	—
Total loans	2	$71	2	$71	1	$43	—	$—	—	$—

Three months ended September 30, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	1	222	1	222	1	222	—	—	—	—
Total loans	1	$222	1	$222	1	$222	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended September 30, 2016, two loans totaling $71,000 were determined to be TDRs, compared to one loan totaling $222,000 in the same period of 2015. Of these loans extended at below market terms, the weighted average extension had a term of approximately 22 months during the quarter ended September 30, 2016 compared to 214 months for the quarter ended September 30, 2015. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 150 basis points and 338 basis points during the three months ending September 30, 2016 and 2015, respectively. Additionally, no principal balances were forgiven in the third quarter of 2016 or 2015.

Nine months ended September 30, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$345	3	$345	—	$—	—	$—	1	$275
Commercial real estate
Office	1	450	1	450	—	—	—	—	—	—
Industrial	6	7,921	6	7,921	3	7,196	—	—	—	—
Mixed use and other	2	150	2	150	—	—	—	—	—	—
Residential real estate and other	3	583	2	423	3	583	1	380	—	—
Total loans	15	$9,449	14	$9,289	6	$7,779	1	$380	1	$275

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Nine months ended September 30, 2015 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office					—	—			—	—
Industrial	1	169	1	169	—	—	1	169	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	9	1,664	9	1,664	5	674	1	50	—	—
Total loans	10	$1,833	10	$1,833	5	$674	2	$219	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the nine months ended September 30, 2016, 15 loans totaling $9.4 million were determined to be TDRs, compared to ten loans totaling $1.8 million in the same period of 2015. Of these loans extended at below market terms, the weighted average extension had a term of approximately six months during the nine months ended September 30, 2016 compared to 49 months for the nine months ended September 30, 2015. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 30 basis points and 358 basis points for the year-to-date periods September 30, 2016 and 2015, respectively. Interest-only payment terms were approximately six months during the nine months ending September 30, 2016 compared to 28 months during the same period of 2015. Additionally, $300,000 of principal balances were forgiven in the first nine months of 2016 compared to no balances forgiven during the same period of 2015.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2016 and 2015, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2016		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$345	—	$—	—	$—
Commercial real estate
Office	1	450	1	450	1	450
Industrial	6	7,921	3	725	3	725
Mixed use and other	4	351	1	16	3	217
Residential real estate and other	3	583	—	—	—	—
Total loans	17	$9,650	5	$1,191	7	$1,392

(Dollars in thousands)	As of September 30, 2015		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$1,461	—	$—	—	$—
Commercial real estate
Office	1	720	—	—	—	—
Industrial	2	854	1	685	1	685
Mixed use and other	—	—	—	—	—	—
Residential real estate and other	11	2,613	2	131	3	345
Total loans	15	$5,648	3	$816	4	$1,030

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2016	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2016
Community banking	$401,612	$11,470	$—	$1,517	$414,599
Specialty finance	38,035	—	—	1,190	39,225
Wealth management	32,114	—	—	—	32,114
Total	$471,761	$11,470	$—	$2,707	$485,938

The community banking segment's goodwill increased $13.0 million in the first nine months of 2016 primarily as a result of the acquisition of Generations. The specialty finance segment's goodwill increased $1.2 million in the first nine months of 2016 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2016, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not than an impairment existed at that time. The annual goodwill impairment tests of the specialty finance and wealth management segments will be conducted at December 31, 2016. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of September 30, 2016, the Company identified no such indicators of goodwill impairment.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of September 30, 2016 is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$34,998	$34,841	$34,840
Accumulated amortization	(20,598)	(17,382)	(16,195)
Net carrying amount	$14,400	$17,459	$18,645
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(1,129)	(1,052)	(1,027)
Net carrying amount	$671	$748	$773
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(2,275)	(1,938)	(1,825)
Net carrying amount	$5,665	$6,002	$6,115
Total other intangible assets, net	$20,736	$24,209	$25,533

Estimated amortization
Actual in nine months ended September 30, 2016	$3,631
Estimated remaining in 2016	1,057
Estimated—2017	3,902
Estimated—2018	3,395
Estimated—2019	2,875
Estimated—2020	2,334

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

Total amortization expense associated with finite-lived intangibles totaled approximately $3.6 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively.

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Balance:
Non-interest bearing	$5,711,042	$4,836,420	$4,705,994
NOW and interest bearing demand deposits	2,552,611	2,390,217	2,231,258
Wealth management deposits	2,283,233	1,643,653	1,469,920
Money market	4,421,631	4,041,300	4,001,518
Savings	1,977,661	1,723,367	1,684,007
Time certificates of deposit	4,201,477	4,004,677	4,135,772
Total deposits	$21,147,655	$18,639,634	$18,228,469
Mix:
Non-interest bearing	27%	26%	26%
NOW and interest bearing demand deposits	12	13	12
Wealth management deposits	11	9	8
Money market	21	22	22
Savings	9	9	9
Time certificates of deposit	20	21	23
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of Company and brokerage customers from unaffiliated companies.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of notes payable, FHLB advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
FHLB advances	$419,632	$853,431	$443,955
Other borrowings:
Notes payable	56,191	67,429	71,250
Short-term borrowings	33,173	63,887	57,590
Other	18,360	18,965	18,332
Secured borrowings	133,642	115,504	112,633
Total other borrowings	241,366	265,785	259,805
Subordinated notes	138,943	138,861	138,834
Total FHLB advances, other borrowings and subordinated notes	$799,941	$1,258,077	$842,594

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

Notes Payable

At September 30, 2016, notes payable represented a $56.2 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement ("Credit Agreement") with unaffiliated banks dated December 15, 2014. The Credit Agreement consists of the Term Facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At September 30, 2016, the Company had a balance of $56.2 million compared to $67.4 million at December 31, 2015 and $71.3 million at September 30, 2015 under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At September 30, 2016, December 31, 2015 and September 30, 2015, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition. In December 2015, the Company amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 14, 2015 to December 12, 2016.

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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2016, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $33.2 million at September 30, 2016 compared to $63.9 million at December 31, 2015 and $57.6 million at September 30, 2015. At September 30, 2016, December 31, 2015 and September 30, 2015, securities sold under repurchase agreements represent $33.2 million, $58.9 million and $57.6 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2016, the Company had pledged securities related to its customer balances in sweep accounts of $44.1 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed and corporate securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of September 30, 2016 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Corporate notes:
Financial issuers	$3,945
Mortgage-backed securities	19,853
Held-to-maturity securities pledged
U.S. Government agencies	20,296
Total collateral pledged	$44,094
Excess collateral	10,921
Securities sold under repurchase agreements	$33,173

Other Borrowings

Other borrowings at September 30, 2016 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-Rate Promissory Note") related to and secured by an office building owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At September 30, 2016, the Fixed-Rate Promissory Note had a balance of $17.8 million compared to a balance of $18.2 million and $18.3 million at December 31, 2015 and September 30, 2015, respectively. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017. At September 30, 2016 and December 31, 2015, the non-recourse notes related to certain capital leases totaled $519,000 and $732,000, respectively.

Secured Borrowings

Secured borrowings at September 30, 2016 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At September 30, 2016, the translated balance of the secured borrowing totaled $121.9 million compared to $115.5 million at December 31, 2015 and $112.6 million at September 30, 2015. Additionally, the interest rate under the Receivables Purchase Agreement at September 30, 2016 was 1.6121%.

Subordinated Notes

At September 30, 2016, the Company had outstanding subordinated notes totaling $138.9 million compared to $138.9 million and $138.8 million outstanding at December 31, 2015 and September 30, 2015, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(11) Junior Subordinated Debentures

As of September 30, 2016, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

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

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2016. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/2016	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	3.93%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.64%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	3.44%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	2.80%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	2.29%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	2.48%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	3.76%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	3.76%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	3.84%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	2.60%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	2.47%	06/2007	09/2037	06/2012
Total			$253,566		3.02%

The junior subordinated debentures totaled $253.6 million at September 30, 2016 compared to $268.6 million at December 31, 2015 and September 30, 2015.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2016, the weighted average contractual interest rate on the junior subordinated debentures was 3.02%. The Company entered into interest rate swaps and caps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of September 30, 2016, was 3.71%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2016	September 30, 2015
Net interest income:
Community Banking	$150,159	$132,542	$17,617	13%
Specialty Finance	25,543	24,657	886	4
Wealth Management	4,835	4,368	467	11
Total Operating Segments	180,537	161,567	18,970	12
Intersegment Eliminations	4,099	3,973	126	3
Consolidated net interest income	$184,636	$165,540	$19,096	12%
Non-interest income:
Community Banking	$62,730	$45,574	$17,156	38%
Specialty Finance	12,226	8,264	3,962	48
Wealth Management	20,045	18,362	1,683	9
Total Operating Segments	95,001	72,200	22,801	32
Intersegment Eliminations	(8,397)	(7,247)	(1,150)	(16)
Consolidated non-interest income	$86,604	$64,953	$21,651	33%
Net revenue:
Community Banking	$212,889	$178,116	$34,773	20%
Specialty Finance	37,769	32,921	4,848	15
Wealth Management	24,880	22,730	2,150	9
Total Operating Segments	275,538	233,767	41,771	18
Intersegment Eliminations	(4,298)	(3,274)	(1,024)	(31)
Consolidated net revenue	$271,240	$230,493	$40,747	18%
Segment profit:
Community Banking	$37,527	$22,723	$14,804	65%
Specialty Finance	12,767	12,545	222	2
Wealth Management	2,821	3,087	(266)	(9)
Consolidated net income	$53,115	$38,355	$14,760	38%
Segment assets:
Community Banking	$21,019,002	$18,497,364	$2,521,638	14%
Specialty Finance	3,702,241	2,987,021	715,220	24
Wealth Management	600,516	550,831	49,685	9
Consolidated total assets	$25,321,759	$22,035,216	$3,286,543	15%

	Nine months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2016	September 30, 2015
Net interest income:
Community Banking	$434,108	$382,187	$51,921	14%
Specialty Finance	71,075	67,041	4,034	6
Wealth Management	13,701	12,837	864	7
Total Operating Segments	518,884	462,065	56,819	12
Intersegment Eliminations	12,531	12,258	273	2
Consolidated net interest income	$531,415	$474,323	$57,092	12%
Non-interest income:
Community Banking	$169,210	$146,739	$22,471	15%
Specialty Finance	37,111	25,270	11,841	47
Wealth Management	58,660	56,103	2,557	5
Total Operating Segments	264,981	228,112	36,869	16
Intersegment Eliminations	(24,826)	(21,605)	(3,221)	(15)
Consolidated non-interest income	$240,155	$206,507	$33,648	16%
Net revenue:
Community Banking	$603,318	$528,926	$74,392	14%
Specialty Finance	108,186	92,311	15,875	17
Wealth Management	72,361	68,940	3,421	5
Total Operating Segments	783,865	690,177	93,688	14
Intersegment Eliminations	(12,295)	(9,347)	(2,948)	(32)
Consolidated net revenue	$771,570	$680,830	$90,740	13%
Segment profit:
Community Banking	$106,860	$76,821	$30,039	39%
Specialty Finance	36,283	34,875	1,408	4
Wealth Management	9,124	9,542	(418)	(4)
Consolidated net income	$152,267	$121,238	$31,029	26%

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

Below is a summary of the interest rate cap derivatives held by the Company as of September 30, 2016:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	September 30, 2016
March 21, 2013	March 21, 2017	$100,000	Non-Hedge Designated	$1
May 16, 2013	November 16, 2016	75,000	Non-Hedge Designated	—
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	9
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	8
		$265,000		$18

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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2016, December 31, 2015 and September 30, 2015:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015	September 30, 2016	December 31, 2015	September 30, 2015
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$549	$242	$216	$7	$846	$1,329
Interest rate derivatives designated as Fair Value Hedges	177	27	5	907	143	291
Total derivatives designated as hedging instruments under ASC 815	$726	$269	$221	$914	$989	$1,620
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$79,477	$42,510	$56,717	$79,199	$41,469	$55,809
Interest rate lock commitments	8,352	7,401	11,836	4,060	171	—
Forward commitments to sell mortgage loans	—	745	—	3,505	2,275	7,713
Foreign exchange contracts	273	373	260	270	115	56
Total derivatives not designated as hedging instruments under ASC 815	$88,102	$51,029	$68,813	$87,034	$44,030	$63,578
Total Derivatives	$88,828	$51,298	$69,034	$87,948	$45,019	$65,198

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

As of September 30, 2016, the Company had two interest rate swap derivatives designated as cash flow hedges of variable rate deposits. The interest rate swap derivatives had notional amounts of $250.0 million and $275.0 million, and mature in July 2019 and August 2019, respectively. Additionally, as of September 30, 2016, the Company had one interest rate swap and two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. The swap derivative associated with the Company's junior subordinated debentures had a notional amount of $25.0 million, and matures in October 2016. The cap derivatives associated with the Company's junior subordinated debentures had notional amounts of $50.0 million and $40.0 million, respectively, both maturing in September 2017. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the nine months ended September 30, 2016 or September 30, 2015. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of September 30, 2016:

	September 30, 2016
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
October 2016	$25,000	$(7)
July 2019	250,000	106
August 2019	275,000	426
Total Interest Rate Swaps	$550,000	$525
Interest Rate Caps:
September 2017	$50,000	$9
September 2017	40,000	8
Total Interest Rate Caps	$90,000	$17
Total Cash Flow Hedges	$640,000	$542
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Unrealized loss at beginning of period	$(3,574)	$(4,408)	$(3,529)	$(4,062)
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	1,065	571	2,620	1,460
Amount of gain (loss) recognized in other comprehensive income	1,708	(503)	108	(1,738)
Unrealized loss at end of period	$(801)	$(4,340)	$(801)	$(4,340)

As of September 30, 2016, the Company estimates that during the next twelve months, $1.7 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2016, the Company has seven interest rate swaps with an aggregate notional amount of $71.3 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net gain of $35,000 in other income related to hedge ineffectiveness for the three months ended September 30, 2016 and a $21,000 net loss for the three months ended September 30, 2015. On a year-to-date basis, the Company recognized a net gain of $13,000 and a net loss of $23,000 for the nine months ending September 30, 2016 and 2015, respectively.

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

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of September 30, 2016 and 2015:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Three Months Ended		Amount of (Loss)/Gain Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended
		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate swaps	Trading losses, net	$269	$(323)	$(234)	$302	$35	$(21)

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Nine Months Ended		Amount of (Loss)/Gain Recognized in Income on Hedged Item Nine Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Nine Months Ended
		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate swaps	Trading losses, net	$(614)	$(338)	$627	$315	$13	$(23)

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At September 30, 2016, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $4.1 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from October 2016 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in accounting hedge relationships. At September 30, 2016, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $1.3 billion and interest rate lock commitments with an aggregate notional amount of approximately $683.6 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and to facilitate the respective risk management strategies of certain customer's foreign currency transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. For certain foreign currency contracts with customers, the Company simultaneously executes offsetting derivatives with third parties. These offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. As of September 30, 2016 the Company held foreign currency derivatives with an aggregate notional amount of approximately $63.6 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2016, December 31, 2015 or September 30, 2015.

As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. As of September 30, 2016, the Company held two interest rate cap derivative contracts, which are not designated in accounting hedge relationships, with an aggregate notional value of $175.0 million.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in accounting hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate swaps and caps	Trading (losses) gains, net	$(395)	$(275)	$(751)	$(592)
Mortgage banking derivatives	Mortgage banking revenue	(2,215)	(4,062)	(3,058)	(1,669)
Covered call options	Fees from covered call options	3,633	2,810	9,994	11,735
Foreign exchange contracts	Trading (losses) gains, net	(26)	113	(262)	133

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2016, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $80.6 million. If at September 30, 2016 the Company had breached any of these provisions and the derivative positions were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015	September 30, 2016	December 31, 2015	September 30, 2015
Gross Amounts Recognized	$80,203	$42,779	$56,938	$80,113	$42,458	$57,429
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$80,203	$42,779	$56,938	$80,113	$42,458	$57,429
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(958)	(753)	(614)	(958)	(753)	(614)
Collateral Posted (1)	—	—	—	(79,155)	(41,705)	(54,410)
Net Credit Exposure	$79,245	$42,026	$56,324	$—	$—	$2,405

(1)
As of September 30, 2016 and December 31, 2015, the Company posted collateral of $86.0 million and $45.5 million, respectively, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At September 30, 2016, the Company classified $67.2 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the third quarter of 2016, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2016 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

At September 30, 2016, the Company held no equity securities classified as Level 3 compared to $25.2 million at December 31, 2015 and $24.5 million at September 30, 2015. In the prior periods, the securities in Level 3 were primarily comprised of auction rate preferred securities. The Company’s valuation methodology at that time included modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a market spread derived from the market price of the securities underlying debt. In the third quarter of 2016, the Company exchanged these auction rate securities for the underlying preferred securities, resulting in a $2.4 million gain on the nonmonetary sale. The Company classified the preferred securities received as Level 2 in the fair value hierarchy at the time of the transaction due to observable inputs other than quoted prices existing for the preferred securities.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Mortgage servicing rights ("MSRs")—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At September 30, 2016, the Company classified $13.9 million of MSRs as Level 3. The weighted average discount rate used as an input to value the MSRs at September 30, 2016 was 5.52% with discount rates applied ranging from 3%-7%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. Additionally, fair value estimates include assumptions about prepayment speeds which ranged from 2%-85% or a weighted average prepayment speed of 14.73% used as an input to value the MSRs at September 30, 2016. Prepayment speeds are inversely related to the fair value of MSRs as an increase in prepayment speeds results in a decreased valuation.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$30,036	$—	$30,036	$—
U.S. Government agencies	93,683	—	93,683	—
Municipal	109,281	—	42,073	67,208
Corporate notes	65,203	—	65,203	—
Mortgage-backed	1,301,111	—	1,301,111	—
Equity securities	50,782	—	50,782	—
Trading account securities	1,092	—	1,092	—
Mortgage loans held-for-sale	559,634	—	559,634	—
MSRs	13,901	—	—	13,901
Nonqualified deferred compensation assets	9,218	—	9,218	—
Derivative assets	88,828	—	88,828	—
Total	$2,322,769	$—	$2,241,660	$81,109
Derivative liabilities	$87,948	$—	$87,948	$—

	December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$306,729	$—	$306,729	$—
U.S. Government agencies	70,236	—	70,236	—
Municipal	108,595	—	39,982	68,613
Corporate notes	81,545	—	81,545	—
Mortgage-backed	1,092,597	—	1,092,597	—
Equity securities	56,686	—	31,487	25,199
Trading account securities	448	—	448	—
Mortgage loans held-for-sale	388,038	—	388,038	—
MSRs	9,092	—	—	9,092
Nonqualified deferred compensation assets	8,517	—	8,517	—
Derivative assets	51,298	—	51,298	—
Total	$2,173,781	$—	$2,070,877	$102,904
Derivative liabilities	$45,019	$—	$45,019	$—

	September 30, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$285,922	$—	$285,922	$—
U.S. Government agencies	645,023	—	645,023	—
Municipal	297,342	—	228,941	68,401
Corporate notes	116,945	—	116,945	—
Mortgage-backed	815,045	—	815,045	—
Equity securities	54,004	—	29,488	24,516
Trading account securities	3,312	—	3,312	—
Mortgage loans held-for-sale	347,005	—	347,005	—
MSRs	7,875	—	—	7,875
Nonqualified deferred compensation assets	8,342	—	8,342	—
Derivative assets	69,034	—	69,034	—
Total	$2,649,849	$—	$2,549,057	$100,792
Derivative liabilities	$65,198	$—	$65,198	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2016, December 31, 2015 and September 30, 2015 for mortgage loans held-for-sale measured at fair value under ASC 825 was $537.0 million, $372.0 million and $328.1 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $559.6 million, $388.0 million and $347.0 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of September 30, 2016, December 31, 2015 and September 30, 2015.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at July 1, 2016	$69,812	$25,187	$13,382
Total net gains (losses) included in:
Net income (1)	—	—	519
Other comprehensive loss	(241)	—	—
Purchases	2,184	—	—
Issuances	—	—	—
Sales	—	(25,187)	—
Settlements	(4,547)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2016	$67,208	$—	$13,901

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2016	$68,613	$25,199	$9,092
Total net gains (losses) included in:
Net income (1)	—	—	4,809
Other comprehensive loss	(141)	(12)	—
Purchases	6,458	—	—
Issuances	—	—	—
Sales	—	(25,187)	—
Settlements	(7,722)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2016	$67,208	$—	$13,901

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at July 1, 2015	$58,572	$24,996	$8,034
Total net (losses) gains included in:
Net income (1)	—	—	(159)
Other comprehensive income (loss)	223	(480)	—
Purchases	10,405	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(799)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2015	$68,401	$24,516	$7,875

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	Mortgage servicing rights
(Dollars in thousands)	Municipal
Balance at January 1, 2015	$58,953	$23,711	$8,435
Total net (losses) gains included in:
Net income (1)	—	—	(560)
Other comprehensive (loss) income	(287)	805	—
Purchases	21,254	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(11,519)	—	—
Net transfers into/(out of) Level 3	—	—	—
Balance at September 30, 2015	$68,401	$24,516	$7,875

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2016.

	September 30, 2016				Three Months Ended September 30, 2016 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2016 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$64,614	$—	$—	$64,614	$4,635	$10,865
Other real estate owned, including covered other real estate owned (1)	45,449	—	—	45,449	1,237	4,617
Total	$110,063	$—	$—	$110,063	$5,872	$15,482

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At September 30, 2016, the Company had $90.5 million of impaired loans classified as Level 3. Of the $90.5 million of impaired loans, $64.6 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $25.9 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for non-covered other real estate owned and covered other real estate owned. At September 30, 2016, the Company had $45.4 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2016 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$67,208	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
MSRs	13,901	Discounted cash flows	Discount rate	3%-7%	5.52%	Decrease
			Constant prepayment rate (CPR)	2%-85%	14.73%	Decrease
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$64,614	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real estate owned	45,449	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2016		At December 31, 2015		At September 30, 2015
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$246,947	$246,947	$275,795	$275,795	$250,655	$250,655
Interest bearing deposits with banks	816,104	816,104	607,782	607,782	701,106	701,106
Available-for-sale securities	1,650,096	1,650,096	1,716,388	1,716,388	2,214,281	2,214,281
Held-to-maturity securities	932,767	942,666	884,826	878,111	—	—
Trading account securities	1,092	1,092	448	448	3,312	3,312
FHLB and FRB stock, at cost	129,630	129,630	101,581	101,581	90,308	90,308
Brokerage customer receivables	25,511	25,511	27,631	27,631	28,293	28,293
Mortgage loans held-for-sale, at fair value	559,634	559,634	388,038	388,038	347,005	347,005
Total loans	19,197,201	20,251,518	17,266,790	18,106,829	16,484,820	17,284,375
MSRs	13,901	13,901	9,092	9,092	7,875	7,875
Nonqualified deferred compensation assets	9,218	9,218	8,517	8,517	8,342	8,342
Derivative assets	88,828	88,828	51,298	51,298	69,034	69,034
Accrued interest receivable and other	205,725	205,725	193,092	193,092	192,572	192,572
Total financial assets	$23,876,654	$24,940,870	$21,531,278	$22,364,602	$20,397,603	$21,197,158
Financial Liabilities
Non-maturity deposits	$16,946,178	$16,946,178	$14,634,957	$14,634,957	$14,092,697	$14,092,697
Deposits with stated maturities	4,201,477	4,200,278	4,004,677	3,998,180	4,135,772	4,137,856
FHLB advances	419,632	427,103	853,431	863,437	451,330	459,154
Other borrowings	241,366	241,366	265,785	265,785	259,978	259,978
Subordinated notes	138,943	138,715	138,861	140,302	138,834	142,953
Junior subordinated debentures	253,566	254,108	268,566	268,046	268,566	268,058
Derivative liabilities	87,948	87,948	45,019	45,019	65,198	65,198
FDIC indemnification liability	17,945	17,945	6,100	6,100	3,033	3,033
Accrued interest payable	8,007	8,007	7,394	7,394	11,364	11,364
Total financial liabilities	$22,315,062	$22,321,648	$20,224,790	$20,229,220	$19,426,772	$19,440,291
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

The Plans permit the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted share or unit awards, performance awards and other incentive awards valued in whole or in part by reference to the Company’s common stock, all on a stand alone, combination or tandem basis. The Company historically awarded stock-based compensation in the form of time-vested non-qualified stock options and time-vested restricted share unit awards (“restricted shares”). The grants of options provide for the purchase of shares of the Company’s common stock at the fair market value of the stock on the date the options are granted. Stock options under the 2015 Plan and the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of 10 years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

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
The following table presents the weighted average assumptions used to determine the fair value of options granted in the nine month periods ending September 30, 2016 and 2015.

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Expected dividend yield	0.9%	0.9%
Expected volatility	25.2%	26.5%
Risk-free rate	1.3%	1.3%
Expected option life (in years)	4.5	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.0 million in the third quarter of 2016 and $2.5 million in the third quarter of 2015, and $6.8 million and $7.8 million for the year-to-date periods, respectively.

A summary of the Company's stock option activity for the nine months ended September 30, 2016 and September 30, 2015 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2016	1,551,734	$41.32
Granted	562,166	41.04
Exercised	(184,366)	37.43
Forfeited or canceled	(86,039)	48.93
Outstanding at September 30, 2016	1,843,495	$41.27	4.8	$26,363
Exercisable at September 30, 2016	813,666	$39.27	3.5	$13,265

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2015	1,618,426	$43.00
Conversion of options of acquired company	16,364	21.18
Granted	502,517	44.36
Exercised	(258,836)	43.14
Forfeited or canceled	(277,150)	53.64
Outstanding at September 30, 2015	1,601,321	$41.34	4.7	$19,738
Exercisable at September 30, 2015	715,101	$37.52	3.2	$11,376

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2016 and September 30, 2015 was $8.61 and $9.72, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015, was $2.7 million and $2.3 million, respectively.

A summary of the Plans' restricted share activity for the nine months ended September 30, 2016 and September 30, 2015 is presented below:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	137,593	$49.63	146,112	$47.45
Granted	15,764	44.72	15,657	45.81
Vested and issued	(10,041)	43.78	(20,409)	39.07
Forfeited or canceled	(598)	44.26	(2,400)	36.81
Outstanding at September 30	142,718	$49.52	138,960	$48.68
Vested, but not issuable at September 30	88,889	$51.44	85,000	$51.88

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2016 and September 30, 2015 is presented below:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	276,533	$43.01	295,679	$38.18
Granted	118,072	41.02	106,017	44.35
Vested and issued	(78,410)	37.90	(78,590)	31.10
Forfeited	(13,229)	41.12	(33,854)	32.74
Outstanding at September 30	302,966	$43.64	289,252	$43.00
Vested, but deferred at September 30	6,660	$37.93	—	$—

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

Series C Preferred Stock

In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in a public offering. When, as and if declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock is convertible into common stock at the option of the holder at a current conversion rate of 24.5569 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In the first nine months of 2016, pursuant to such terms, 30 shares of the Series C Preferred Stock were converted at the option of the respective holders into 729 shares of the Company's common stock. In 2015, pursuant to such terms, 180 shares of the Series C Preferred Stock were converted at the option of the respective holders into 4,374 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock at a per share exercise price of $22.82, subject to customary anti-dilution adjustments, and with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first nine months of 2016, 1,603 warrant shares were exercised, which resulted in 944 shares of common stock issued. At September 30, 2016, all remaining holders of the interest in the warrant were able to exercise 365,829 warrant shares.

Other

In July 2015, the Company issued 388,573 shares of its common stock in the acquisition of CFIS. In January 2015, the Company issued 422,122 shares of its common stock in the acquisition of Delavan.

At the January 2016 Board of Directors meeting, a quarterly cash dividend of $0.12 per share ($0.48 on an annualized basis) was declared. It was paid on February 25, 2016 to shareholders of record as of February 11, 2016. At the April 2016 Board of Directors meeting, a quarterly cash dividend of $0.12 per share ($0.48 on an annualized basis) was declared. It was paid on May 26, 2016 to shareholders of record as of May 12, 2016. At the July 2016 Board of Directors meeting, a quarterly cash dividend of $0.12 per share ($0.48 on an annualized basis) was declared. It was paid on August 25, 2016 to shareholders of record as of August 11, 2016.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at July 1, 2016	$3,971	$(2,220)	$(36,191)	$(34,440)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	1,532	1,037	(1,644)	925
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(2,005)	646	—	(1,359)
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	2,295	—	—	2,295
Net other comprehensive income (loss) during the period, net of tax	$1,822	$1,683	$(1,644)	$1,861
Balance at September 30, 2016	$5,793	$(537)	$(37,835)	$(32,579)

Balance at January 1, 2016	$(17,674)	$(2,193)	$(42,841)	$(62,708)
Other comprehensive income during the period, net of tax, before reclassifications	20,444	66	5,006	25,516
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(3,684)	1,590	—	(2,094)
Amount reclassified from accumulated other comprehensive income (loss) related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	$6,707	$—	$—	$6,707
Net other comprehensive income during the period, net of tax	$23,467	$1,656	$5,006	$30,129
Balance at September 30, 2016	$5,793	$(537)	$(37,835)	$(32,579)

Balance at July 1, 2015	$(26,333)	$(2,727)	$(32,811)	$(61,871)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	18,995	(287)	(6,337)	12,371
Amount reclassified from accumulated other comprehensive (loss) income into net income, net of tax	60	347	—	407
Amount reclassified from accumulated other comprehensive (loss) income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	—	—	—	—
Net other comprehensive income (loss) during the period, net of tax	$19,055	$60	$(6,337)	$12,778
Balance at September 30, 2015	$(7,278)	$(2,667)	$(39,148)	$(49,093)

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(9,533)	$(2,517)	$(25,282)	$(37,332)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	2,499	(1,027)	(13,866)	(12,394)
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(244)	877	—	633
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	—	—	—	—
Net other comprehensive income (loss) during the period, net of tax	$2,255	$(150)	$(13,866)	$(11,761)
Balance at September 30, 2015	$(7,278)	$(2,667)	$(39,148)	$(49,093)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2016	2015	2016	2015
Accumulated unrealized losses on securities
Gains (losses) included in net income	$3,305	$(98)	$6,070	$402	Gains (losses) on investment securities, net
	3,305	(98)	6,070	402	Income before taxes
Tax effect	$(1,300)	$38	$(2,386)	$(158)	Income tax expense
Net of tax	$2,005	$(60)	$3,684	$244	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$528	$92	$1,121	$92	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	537	479	$1,499	$1,350	Interest on junior subordinated debentures
	(1,065)	(571)	(2,620)	(1,442)	Income before taxes
Tax effect	$419	$224	$1,030	$565	Income tax expense
Net of tax	$(646)	$(347)	$(1,590)	$(877)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(In thousands, except per share data)		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income		$53,115	$38,355	$152,267	$121,238
Less: Preferred stock dividends and discount accretion		3,628	4,079	10,884	7,240
Net income applicable to common shares—Basic	(A)	49,487	34,276	141,383	113,998
Add: Dividends on convertible preferred stock, if dilutive		1,578	1,579	4,735	4,740
Net income applicable to common shares—Diluted	(B)	51,065	35,855	146,118	118,738
Weighted average common shares outstanding	(C)	51,679	48,158	49,763	47,658
Effect of dilutive potential common shares
Common stock equivalents		938	978	822	1,070
Convertible preferred stock, if dilutive		3,109	3,071	3,109	3,071
Total dilutive potential common shares		4,047	4,049	3,931	4,141
Weighted average common shares and effect of dilutive potential common shares	(D)	55,726	52,207	53,694	51,799
Net income per common share:
Basic	(A/C)	$0.96	$0.71	$2.84	$2.39
Diluted	(B/D)	$0.92	$0.69	$2.72	$2.29

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 2016 compared with December 31, 2015 and September 30, 2015, and the results of operations for the three and nine month periods ended September 30, 2016 and 2015, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2015 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Third Quarter Highlights

The Company recorded net income of $53.1 million for the third quarter of 2016 compared to $38.4 million in the third quarter of 2015. The results for the third quarter of 2016 demonstrate continued momentum on our operating strengths including strong loan and deposit growth driving higher net interest income, higher mortgage banking and wealth management revenue, increased fees from covered call options and improving credit quality metrics.

The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $16.3 billion at September 30, 2015 and $17.1 billion at December 31, 2015 to $19.1 billion at September 30, 2016. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s commercial banking initiative, growth in the commercial, commercial real estate and life insurance premium finance receivables portfolios and the acquisition of Generations and performing loans and relationships acquired from an affiliate of GE Capital Franchise Finance. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Consolidated Financial Statements in Item 1 of this report.

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the third quarter of 2016, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2016, the Company had approximately $1.1 billion in overnight liquid funds and interest-bearing deposits with banks.

The Company recorded net interest income of $184.6 million in the third quarter of 2016 compared to $165.5 million in the third quarter of 2015. The higher level of net interest income recorded in the third quarter of 2016 compared to the third quarter of 2015 resulted primarily from a $2.6 billion increase in average loans, excluding covered loans. The increase in average loans, excluding covered loans, was partially offset by a eight basis point decline in the yield on earning assets, on a fully tax-equivalent basis and a four basis point increase in the rate on interest bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $86.6 million in the third quarter of 2016, an increase of $21.7 million, or 33%, compared to the third quarter of 2015. The increase in the third quarter of 2016 compared to the third quarter of 2015 was primarily attributable to higher mortgage banking and wealth management revenue, higher gains on sales of investment securities, increased operating lease income, an increase in service charges on deposits and fees from covered call options and higher BOLI income (see “Non-Interest Income” for further detail).

Non-interest expense totaled $176.6 million in the third quarter of 2016, increasing $16.6 million, or 10%, compared to the third quarter of 2015. The increase compared to the third quarter of 2015 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from the various acquisitions, and higher staffing levels as the Company grows, increased equipment expense, including operating lease equipment depreciation, higher OREO expenses and professional fees(see “Non-Interest Expense” for further detail).

Announced Acquisitions

On July 6, 2016, the Company announced the signing of a definitive agreement to acquire First Community Financial Corporation ("FCFC"). FCFC is the parent company of First Community Bank, an Illinois state-chartered bank, which operates two banking locations in Elgin, Illinois. As of September 30, 2016, First Community Bank had approximately $172 million in assets, approximately $81 million in loans and approximately $147 million in deposits.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures for the three and nine months ended September 30, 2016, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2016	September 30, 2015	Percentage (%) or Basis Point (bp) Change
Net income	$53,115	$38,355	38%
Net income per common share—Diluted	0.92	0.69	33
Net revenue (1)	271,240	230,493	18
Net interest income	184,636	165,540	12
Net interest margin	3.21%	3.31%	(10) bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.24%	3.33%	(9) bp
Net overhead ratio (3)	1.44%	1.74%	(30) bp
Return on average assets	0.85	0.70	15
Return on average common equity	8.20	6.60	160
Return on average tangible common equity (2)	10.55	8.88	167

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2016	September 30, 2015	Percentage (%) or Basis Point (bp) Change
Net income	$152,267	$121,238	26%
Net income per common share—Diluted	2.72	2.29	19
Net revenue (1)	771,570	680,830	13
Net interest income	531,415	474,323	12
Net interest margin	3.25%	3.36%	(11) bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.27%	3.39%	(12) bp
Net overhead ratio (3)	1.46	1.66	(20) bp
Return on average assets	0.85	0.79	6
Return on average common equity	8.39	7.53	86
Return on average tangible common equity (2)	10.98	9.90	108
At end of period
Total assets	$25,321,759	$22,035,216	15%
Total loans, excluding loans held-for-sale, excluding covered loans	19,101,261	16,316,211	17
Total loans, including loans held-for-sale, excluding covered loans	19,660,895	16,663,216	18
Total deposits	21,147,655	18,228,469	16
Total shareholders’ equity	2,674,474	2,335,736	15
Book value per common share (2)	$46.86	$43.12	9
Tangible common book value per share (2)	37.06	32.83	13
Market price per common share	55.57	53.43	4
Excluding covered loans:
Allowance for credit losses to total loans (4)	0.62%	0.64%	(2) bp
Non-performing loans to total loans	0.44%	0.53%	(9)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2016	2015	2016	2015
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$208,149	$185,379	$597,444	$530,977
Taxable-equivalent adjustment:
- Loans	584	346	1,616	1,001
- Liquidity Management Assets	963	841	2,815	2,355
- Other Earning Assets	9	10	23	44
(B) Interest Income - FTE	$209,705	$186,576	$601,898	$534,377
(C) Interest Expense (GAAP)	23,513	19,839	66,029	56,654
(D) Net Interest Income - FTE (B minus C)	$186,192	$166,737	$535,869	$477,723
(E) Net Interest Income (GAAP) (A minus C)	$184,636	$165,540	$531,415	$474,323
Net interest margin (GAAP-derived)	3.21%	3.31%	3.25%	3.36%
Net interest margin - FTE	3.24%	3.33%	3.27%	3.39%
(F) Non-interest income	$86,604	$64,953	$240,155	$206,507
(G) Gains (losses) on investment securities, net	3,305	(98)	6,070	402
(H) Non-interest expense	176,615	159,974	501,314	461,589
Efficiency ratio (H/(E+F-G))	65.92%	69.38%	65.49%	67.84%
Efficiency ratio - FTE (H/(D+F-G))	65.54%	69.02%	65.11%	67.50%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,674,474	$2,335,736
(I) Less: Convertible preferred stock	(126,257)	(126,312)
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(506,674)	(497,699)
(J) Total tangible common shareholders’ equity	$1,916,543	$1,586,725
Total assets	$25,321,759	$22,035,216
Less: Intangible assets	(506,674)	(497,699)
(K) Total tangible assets	$24,815,085	$21,537,517
Tangible common equity ratio (J/K)	7.7%	7.4%
Tangible common equity ratio, assuming full conversion of convertible preferred stock ((J-I)/K)	8.2%	8.0%
Calculation of book value per share
Total shareholders’ equity	$2,674,474	$2,335,736
Less: Preferred stock	(251,257)	(251,312)
(L) Total common equity	$2,423,217	$2,084,424
(M) Actual common shares outstanding	51,715	48,337
Book value per common share (L/M)	$46.86	$43.12
Tangible common book value per share (J/M)	$37.06	$32.83

Calculation of return on average common equity
(N) Net income applicable to common shares	49,487	34,276	141,383	113,998
Add: After-tax intangible asset amortization	677	833	2,270	2,046
(O) Tangible net income applicable to common shares	50,164	35,109	143,653	116,044
Total average shareholders' equity	2,651,684	2,310,511	2,502,940	2,194,384
Less: Average preferred stock	(251,257)	(251,312)	(251,259)	(171,238)
(P) Total average common shareholders' equity	2,400,427	2,059,199	2,251,681	2,023,146
Less: Average intangible assets	(508,812)	(490,583)	(503,966)	(455,787)
(Q) Total average tangible common shareholders’ equity	1,891,615	1,568,616	1,747,715	1,567,359
Return on average common equity, annualized (N/P)	8.20%	6.60%	8.39%	7.53%
Return on average tangible common equity, annualized (O/Q)	10.55%	8.88%	10.98%	9.90%

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

Net Income

Net income for the quarter ended September 30, 2016 totaled $53.1 million, an increase of $14.8 million, or 38%, compared to the third quarter of 2015. On a per share basis, net income for the third quarter of 2016 totaled $0.92 per diluted common share compared to $0.69 in the third quarter of 2015.

The most significant factors impacting net income for the third quarter of 2016 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets, gains on sales of investment securities, increased operating lease income, and an increase in mortgage banking revenue. These improvements were offset by an increase in non-interest expense primarily attributable to higher salary and employee benefit costs caused by the addition of employees from the various acquisitions, and higher staffing levels as the Company grows and increased equipment expense, including operating lease equipment depreciation.

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

Quarter Ended September 30, 2016 compared to the Quarters Ended June 30, 2016 and September 30, 2015

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the third quarter of 2016 as compared to the second quarter of 2016 (sequential quarters) and third quarter of 2015 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	June 30, 2016	September 30, 2015
Liquidity management assets(1) (2)(7)	$3,671,577	$3,413,113	$3,140,782	$18,710	$19,236	$18,165	2.03%	2.27%	2.29%
Other earning assets(2)(3)(7)	29,875	29,759	30,990	222	238	234	2.96	3.21	3.00
Loans, net of unearned income(2)(4)(7)	19,071,621	18,204,552	16,509,001	189,637	177,571	165,572	3.96	3.92	3.98
Covered loans	101,570	109,533	174,768	1,136	1,482	2,605	4.45	5.44	5.91
Total earning assets(7)	$22,874,643	$21,756,957	$19,855,541	$209,705	$198,527	$186,576	3.65%	3.67%	3.73%
Allowance for loan and covered loan losses	(121,156)	(116,984)	(106,091)
Cash and due from banks	240,239	272,935	251,289
Other assets	1,885,526	1,841,847	1,678,323
Total assets	$24,879,252	$23,754,755	$21,679,062

Interest-bearing deposits	$15,117,102	$14,065,995	$13,489,651	$15,621	$13,594	$12,436	0.41%	0.39%	0.37%
FHLB advances	459,198	946,081	394,666	2,577	2,984	2,458	2.23	1.27	2.47
Other borrowings	249,307	248,233	272,549	1,137	1,086	1,045	1.81	1.76	1.52
Subordinated notes	138,925	138,898	138,825	1,778	1,777	1,776	5.12	5.12	5.12
Junior subordinated notes	253,566	253,566	264,974	2,400	2,353	2,124	3.70	3.67	3.14
Total interest-bearing liabilities	$16,218,098	$15,652,773	$14,560,665	$23,513	$21,794	$19,839	0.58%	0.56%	0.54%
Non-interest bearing deposits	5,566,983	5,223,384	4,473,632
Other liabilities	442,487	412,866	334,254
Equity	2,651,684	2,465,732	2,310,511
Total liabilities and shareholders’ equity	$24,879,252	$23,754,755	$21,679,062
Interest rate spread(5)(7)							3.07%	3.11%	3.19%
Less: Fully tax-equivalent adjustment				(1,556)	(1,463)	(1,197)	(0.03)	(0.03)	(0.02)
Net free funds/contribution(6)	$6,656,545	$6,104,184	$5,294,876				0.17	0.16	0.14
Net interest income/ margin(7) (GAAP)				$184,636	$175,270	$165,540	3.21%	3.24%	3.31%
Fully tax-equivalent adjustment				1,556	$1,463	$1,197	0.03	0.03	0.02
Net interest income/ margin - FTE (7)				$186,192	$176,733	$166,737	3.24%	3.27%	3.33%

(1)	Liquidity management assets include available-for-sale and held-to-maturity securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2016, June 30, 2016 and September 30, 2015 were $1.6 million, $1.5 million and $1.2 million respectively.

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

For the third quarter of 2016, net interest income totaled $184.6 million, an increase of $9.4 million as compared to the second quarter of 2016 and an increase of $19.1 million as compared to the third quarter of 2015. Net interest margin was 3.21% (3.24% on a fully tax-equivalent basis) during the third quarter of 2016 compared to 3.24% (3.27% on a fully tax-equivalent basis) during the second quarter of 2016 and 3.31% (3.33% on a fully tax-equivalent basis) during the third quarter of 2015. The reduction in net interest margin compared to the second quarter of 2016 is primarily the result of a decline in yields on mortgage-backed securities due to accelerated premium amortization. In the third quarter of 2016, $1.8 million of premium amortization was accelerated due to payment on the underlying security, compared to $751,000 in the second quarter of 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Liquidity management assets(1)(2)(7)	$3,462,375	$2,907,284	$57,740	$50,328	2.23%	2.31%
Other earning assets(2)(3)(7)	29,457	30,286	696	718	3.16	3.17
Loans, net of unearned income(2)(4)(7)	18,264,545	15,730,009	538,833	473,857	3.94	4.03
Covered loans	117,427	197,069	4,629	9,474	5.27	6.43
Total earning assets(7)	$21,873,804	$18,864,648	$601,898	$534,377	3.68%	3.79%
Allowance for loan and covered loan losses	(116,739)	(101,440)
Cash and due from banks	257,443	245,745
Other assets	1,834,904	1,577,971
Total assets	$23,849,412	$20,586,924

Interest-bearing deposits	$14,303,125	$13,158,498	$41,996	$36,246	0.39%	0.37%
FHLB advances	742,423	360,470	8,447	6,426	1.52	2.38
Other borrowings	251,633	220,478	3,281	2,620	1.74	1.59
Subordinated notes	138,898	138,799	5,332	5,328	5.12	5.12
Junior subordinated notes	254,935	254,710	6,973	6,034	3.59	3.12
Total interest-bearing liabilities	$15,691,014	$14,132,955	$66,029	$56,654	0.56%	0.54%
Non-interest bearing deposits	5,244,552	3,931,194
Other liabilities	410,906	328,391
Equity	2,502,940	2,194,384
Total liabilities and shareholders’ equity	$23,849,412	$20,586,924
Interest rate spread(5)(7)					3.12%	3.25%
Less: Fully tax-equivalent adjustment			(4,454)	(3,400)	(0.02)	(0.03)
Net free funds/contribution(6)	$6,182,790	$4,731,693			0.15	0.14
Net interest income/ margin(7) (GAAP)			$531,415	$474,323	3.25%	3.36%
Fully tax-equivalent adjustment			4,454	3,400	0.02	0.03
Net interest income/ margin - FTE (7)			$535,869	$477,723	3.27%	3.39%

(1)	Liquidity management assets include available-for-sale and held-to-maturity securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2016 and September 30, 2015 were $4.5 million and $3.4 million respectively.

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

For the first nine months of 2016, net interest income totaled $531.4 million, an increase of $57.1 million as compared to the first nine months of 2015. Net interest margin was 3.25% (3.27% on a fully tax-equivalent basis) for the first nine months of 2016 compared to 3.36% (3.39% on a fully tax-equivalent basis) for the same period of 2015. The reduction in net interest margin compared to the first nine months of 2015 is primarily the result of a decline in loan yields, including less accretion recognized on purchased loans, and an increase on the rate of interest bearing liabilities.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended September 30, 2016 to June 30, 2016 and September 30, 2015, and the nine month periods ended September 30, 2016 and September 30, 2015. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2016 Compared to Second Quarter of 2016	Third Quarter of 2016 Compared to Third Quarter of 2015	First Nine Months of 2016 Compared to First Nine Months of 2015
(Dollars in thousands)
Net interest income (GAAP) for comparative period	$175,270	$165,540	$474,323
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	11,778	25,002	68,045
Change due to interest rate fluctuations (rate)	(4,317)	(5,906)	(12,684)
Change due to number of days in each period	1,905	—	1,731
Net interest income (GAAP) for the period ended September 30, 2016	$184,636	$184,636	$531,415
Fully tax-equivalent adjustment	1,556	1,556	4,454
Net interest income - FTE	$186,192	$186,192	$535,869

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2016	September 30, 2015
Brokerage	$6,752	$6,579	$173	3%
Trust and asset management	12,582	11,664	918	8
Total wealth management	19,334	18,243	1,091	6
Mortgage banking	34,712	27,887	6,825	24
Service charges on deposit accounts	8,024	7,403	621	8
Gains (losses) on investment securities, net	3,305	(98)	3,403	NM
Fees from covered call options	3,633	2,810	823	29
Trading losses, net	(432)	(135)	(297)	NM
Operating lease income, net	4,459	613	3,846	NM
Other:
Interest rate swap fees	2,881	2,606	275	11
BOLI	884	212	672	NM
Administrative services	1,151	1,072	79	7
Gain on extinguishment of debt	—	—	—	NM
Miscellaneous	8,653	4,340	4,313	99
Total Other	13,569	8,230	5,339	65
Total Non-Interest Income	$86,604	$64,953	$21,651	33%

NM - Not Meaningful

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2016	September 30, 2015
Brokerage	$19,111	$20,181	$(1,070)	(5)%
Trust and asset management	37,395	34,638	2,757	8
Total wealth management	56,506	54,819	1,687	3
Mortgage banking	93,254	91,694	1,560	2
Service charges on deposit accounts	23,156	20,174	2,982	15
Gains on investment securities, net	6,070	402	5,668	NM
Fees from covered call options	9,994	11,735	(1,741)	(15)
Trading losses, net	(916)	(452)	(464)	NM
Operating lease income, net	11,270	755	10,515	NM
Other:
Interest rate swap fees	9,154	7,144	2,010	28
BOLI	2,613	3,158	(545)	(17)
Administrative services	3,294	3,151	143	5
Gain on extinguishment of debt	4,305	—	4,305	NM
Miscellaneous	21,455	13,927	7,528	54
Total Other	40,821	27,380	13,441	49
Total Non-Interest Income	$240,155	$206,507	$33,648	16%

NM - Not Meaningful

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current periods as compared to the same periods of 2015 is primarily attributable to growth in assets under management due to new customers. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at Wayne Hummer Investments Investments, LLC ("WHI").

The increase in mortgage banking revenue in the current periods compared to the prior year periods is primarily due to higher origination volumes during the current year. Mortgage loans originated or purchased for sale totaled $1.3 billion in the current quarter as compared to $973.7 million in the third quarter of 2015. On a year-to-date basis, mortgage loans originated or purchased for sale totaled $3.2 billion in the first nine months of 2016 compared to $3.1 billion for the same period of 2015. This increase in revenue in the third quarter of 2016 was partly offset by a $2.5 million negative fair value adjustment on MSRs as a result of actual prepayments in the current period and higher projected prepayment speeds. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company typically originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three months ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Retail originations	$1,138,571	$900,302	$2,978,643	$2,906,508
Correspondent originations	121,007	73,362	229,825	188,393
(A) Total originations	$1,259,578	$973,664	$3,208,468	$3,094,901

Purchases as a percentage of originations	57%	72%	60%	60%
Refinances as a percentage of originations	43	28	40	40
Total	100%	100%	100%	100%

(B) Production revenue (1)	$32,889	$27,211	$85,040	$90,640
Production margin (B/A)	2.61%	2.79%	2.65%	2.93%

(C) Loans serviced for others	$1,508,469	$853,286
(D) MSRs, at fair value	13,901	7,875
Percentage of MSRs to loans serviced for others (D/C)	0.92%	0.92%

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

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased in the current year compared to the same period of 2015 primarily as a result of selling call options against a smaller value of underlying securities resulting in lower premiums received by the Company. There were no outstanding call option contracts at September 30, 2016 and September 30, 2015.

The increase in operating lease income in the current quarter compared to the prior year quarters is primarily related to growth in business from the Company's leasing divisions.

The increase in other non-interest income during the first nine months of 2016 as compared to the same period of 2015 is primarily due to the gain on extinguishment of junior subordinated debentures, higher swap fee revenues resulting from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties, gains recognized on the purchase and sale of certain assets and income from investments in partnerships and other investments, partially offset by lower income on BOLI.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2016	September 30, 2015
Salaries and employee benefits:
Salaries	$54,309	$53,028	$1,281	2%
Commissions and incentive compensation	33,740	30,035	3,705	12
Benefits	15,669	14,686	983	7
Total salaries and employee benefits	103,718	97,749	5,969	6
Equipment	9,449	8,456	993	12
Operating lease equipment depreciation	3,605	431	3,174	NM
Occupancy, net	12,767	12,066	701	6
Data processing	7,432	8,127	(695)	(9)
Advertising and marketing	7,365	6,237	1,128	18
Professional fees	5,508	4,100	1,408	34
Amortization of other intangible assets	1,085	1,350	(265)	(20)
FDIC insurance	3,686	3,035	651	21
OREO expense, net	1,436	(367)	1,803	NM
Other:
Commissions—3rd party brokers	1,362	1,364	(2)	—
Postage	1,889	1,927	(38)	(2)
Miscellaneous	17,313	15,499	1,814	12
Total other	20,564	18,790	1,774	9
Total Non-Interest Expense	$176,615	$159,974	$16,641	10%

	Nine months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2016	September 30, 2015
Salaries and employee benefits:
Salaries	$157,515	$146,493	$11,022	8%
Commissions and incentive compensation	92,646	88,916	3,730	4
Benefits	50,262	46,891	3,371	7
Total salaries and employee benefits	300,423	282,300	18,123	6
Equipment	27,523	24,090	3,433	14
Operating lease equipment depreciation	9,040	547	8,493	NM
Occupancy, net	36,658	35,818	840	2
Data processing	21,089	19,656	1,433	7
Advertising and marketing	18,085	16,550	1,535	9
Professional fees	14,986	13,838	1,148	8
Amortization of other intangible assets	3,631	3,297	334	10
FDIC insurance	11,339	9,069	2,270	25
OREO expense, net	3,344	1,885	1,459	77
Other:
Commissions—3rd party brokers	3,996	4,153	(157)	(4)
Postage	5,229	5,138	91	2
Miscellaneous	45,971	45,248	723	2
Total other	55,196	54,539	657	1
Total Non-Interest Expense	$501,314	$461,589	$39,725	9%
NM - Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the current periods compared to the same periods of 2015 primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows, higher commissions and incentive compensation on variable pay based arrangements and an increase in employee benefits (primarily health plan and payroll taxes related).

Operating lease equipment depreciation increased in the current quarter and year-to-date periods compared to the same periods of 2015 as a result of growth in business from the Company's leasing divisions.

Income Taxes

The Company recorded income tax expense of $31.9 million for the three months ended September 30, 2016, compared to $23.8 million for same period of 2015. Income tax expense was $91.3 million and $74.1 million for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rates were 37.6% and 38.3% for the third quarters of 2016 and 2015, respectively, and 37.5% and 37.9% for the 2016 and 2015 year-to-date periods, respectively.

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
The community banking segment’s net interest income for the quarter ended September 30, 2016 totaled $150.2 million as compared to $132.5 million for the same period in 2015, an increase of $17.6 million, or 13%. On a year-to-date basis, net interest income for the segment increased by $51.9 million from $382.2 million for the first nine months of 2015 to $434.1 million for the first nine months of 2016. The increase in both the three and nine month periods is primarily attributable to growth in earning assets including those acquired in acquisitions. The community banking segment’s non-interest income totaled $62.7 million in the third quarter of 2016, an increase of $17.2 million, or 38%, when compared to the third quarter of 2015 total of $45.6 million. On a year-to-date basis, non-interest income totaled $169.2 million for the first nine months of 2016, an increase of $22.5 million, or 15%, compared to $146.7 million in the nine months ended September 30, 2015. The increase in non-interest income in the quarter and year-to-date periods was primarily attributable to higher service charges on deposit accounts and increased realized gains on investment securities as well as a gain on the extinguishment of debt and higher mortgage banking revenue on a year-to-date basis. The community banking segment’s net income for the quarter ended September 30, 2016 totaled $37.5 million, an increase of $14.8 million as compared to net income in the third quarter of 2015 of $22.7 million. On a year-to-date basis, the community banking segment's net income was $106.9 million for the first nine months of 2016 as compared to $76.8 million for the first nine months of 2015.

The specialty finance segment's net interest income totaled $25.5 million for the quarter ended September 30, 2016, compared to $24.7 million for the same period in 2015, an increase of $886,000, or 4%. On a year-to-date basis, net interest income increased by $4.0 million in the first nine months of 2016 as compared to the first nine months of 2015. The increase during both periods is primarily attributable to growth in earning assets. The specialty finance segment’s non-interest income totaled $12.2 million and $8.3 million for the three month periods ending September 30, 2016 and 2015, respectively. On a year-to-date basis, non-interest income increased by $11.8 million in the first nine months of 2016 as compared to the first nine months of 2015. The increase in non-interest income in the current year periods is primarily the result of higher originations and increased balances related to the life insurance premium finance portfolio as well as increased leasing activity since the prior year periods. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 47%, 33%, 13% and 7%, respectively, of the total revenues of our specialty finance business for the nine month period ending September 30, 2016. The net income of the specialty finance segment for the quarter ended September 30, 2016 totaled $12.8 million as compared to $12.5 million for the quarter ended September 30, 2015. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2016 totaled $36.3 million as compared to $34.9 million for the nine months ended September 30, 2015.

The wealth management segment reported net interest income of $4.8 million for the third quarter of 2016 compared to $4.4 million in the same quarter of 2015. On a year-to-date basis, net interest income totaled $13.7 million for the first nine months of 2016 as compared to $12.8 million for the first nine months of 2015. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $987.8 million and $892.4 million in the first nine months of 2016 and 2015, respectively. This segment recorded non-interest income of $20.0 million for the third quarter of 2016 compared to $18.4 million for the third quarter of 2015. On a year-to-date basis, the wealth management segment's non-interest income totaled $58.7 million during the first nine months of 2016 as compared to $56.1 million in the first nine months of 2015. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $2.8 million for the third quarter of 2016 compared to $3.1 million for the third quarter of 2015. On a year-to-date basis, the wealth management segment's net income totaled $9.1 million and $9.5 million for the nine month periods ending September 30, 2016 and 2015, respectively. The reduction in net income in the current periods compared to the prior periods is partly due to a $1.5 million adverse arbitration award relating to a previously disclosed claim arising out of the hiring of a wealth management financial advisor by WHI.

Financial Condition

Total assets were $25.3 billion at September 30, 2016, representing an increase of $3.3 billion, or 15%, when compared to September 30, 2015 and an increase of approximately $901.1 million, or 15% on an annualized basis, when compared to June 30, 2016. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $22.2 billion at September 30, 2016, $21.3 billion at June 30, 2016, and $19.3 billion at September 30, 2015. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2016		June 30, 2016		September 30, 2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$5,468,228	24%	$5,030,253	22%	$4,341,027	22%
Commercial real estate	5,852,874	26%	5,811,650	27	5,171,118	26
Home equity	751,788	3%	771,992	4	779,886	4
Residential real estate (1)	1,165,027	5	1,024,441	5	952,524	5
Premium finance receivables	5,697,113	25	5,433,006	25	5,121,170	26
Other loans	136,591	1	133,210	1	143,276	1
Total loans, net of unearned income excluding covered loans (2)	$19,071,621	84%	$18,204,552	84%	$16,509,001	84%
Covered loans	101,570	—	109,533	1	174,768	1
Total average loans (2)	$19,173,191	84%	$18,314,085	85%	$16,683,769	85%
Liquidity management assets (3)	$3,671,577	16%	$3,413,113	15%	3,140,782	15%
Other earning assets (4)	29,875	—	29,759	—	30,990	—
Total average earning assets	$22,874,643	100%	$21,756,957	100%	$19,855,541	100%
Total average assets	$24,879,252		$23,754,755		$21,679,062
Total average earning assets to total average assets		92%		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Loans. Average total loans, net of unearned income, totaled $19.2 billion in the third quarter of 2016, increasing $2.5 billion, or 15%, from the third quarter of 2015 and $859.1 million, or 19% on an annualized basis, from the second quarter of 2016. Combined, the commercial and commercial real estate loan categories comprised 59% and 57% of the average loan portfolio in the third quarter of 2016 and 2015, respectively. Growth realized in these categories for the third quarter of 2016 as compared to the sequential and prior year periods is primarily attributable to the various bank acquisitions and increased business development efforts.

Home equity loan portfolio averaged $751.8 million in the third quarter of 2016, and decreased $28.1 million, or 4% from the average balance of $779.9 million in same period of 2015. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $1.2 billion in the third quarter of 2016, and increased $212.5 million, or 22% from the average balance of $952.5 million in same period of 2015. Additionally, compared to the quarter ended June 30, 2016, the average balance increased $140.6 million, or 55% on an annualized basis. The residential real estate loan category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $5.7 billion in the third quarter of 2016, and accounted for 30% of the Company’s average total loans. The increase during 2016 compared to both the second quarter of 2016 and the third quarter of 2015 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.7 billion of premium finance receivables were originated in the third quarter of 2016 compared to $1.6 billion during the same period of 2015. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 44% and 56%, respectively, of the average total balance of premium finance receivables for the third quarter of 2016, and 49% and 51%, respectively, for the third quarter of 2015.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2016		September 30, 2015
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$5,063,499	23%	$4,191,137	22%
Commercial real estate	5,764,773	26	4,852,973	26
Home equity	767,703	3	736,320	4
Residential real estate (1)	1,034,916	5	896,417	5
Premium finance receivables	5,497,715	25	4,897,534	26
Other loans	135,939	1	155,628	1
Total loans, net of unearned income excluding covered loans (2)	$18,264,545	83%	$15,730,009	84%
Covered loans	117,427	1	197,069	1
Total average loans (2)	$18,381,972	84%	$15,927,078	85%
Liquidity management assets (3)	$3,462,375	16%	$2,907,284	15%
Other earning assets (4)	29,457	—	30,286	—
Total average earning assets	$21,873,804	100%	$18,864,648	100%
Total average assets	$23,849,412		$20,586,924
Total average earning assets to total average assets		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first nine months ended 2016 increased $2.5 billion or 15% over the previous year period. Similar to the quarterly discussion above, approximately $872.4 million of this increase relates to the commercial portfolio, $911.8 million of this increase relates to the commercial real estate portfolio and $600.2 million of this increase relates to the premium finance receivables portfolio. The increase is partially offset by a decrease of $79.6 million in covered loans.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2016		December 31, 2015		September 30, 2015
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$5,951,544	31%	$4,713,909	27%	$4,400,185	27%
Commercial real estate	5,908,684	31	5,529,289	32	5,307,566	32
Home equity	742,868	4	784,675	5	797,465	5
Residential real estate	663,598	3	607,451	3	571,743	3
Premium finance receivables—commercial	2,430,233	13	2,374,921	14	2,407,075	15
Premium finance receivables—life insurance	3,283,359	17	2,961,496	17	2,700,275	16
Consumer and other	120,975	1	146,376	1	131,902	1
Total loans, net of unearned income, excluding covered loans	$19,101,261	100%	$17,118,117	99%	$16,316,211	99%
Covered loans	95,940	—	148,673	1	168,609	1
Total loans	$19,197,201	100%	$17,266,790	100%	$16,484,820	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios (excluding covered loans) as of September 30, 2016 and 2015:

	As of September 30, 2016			As of September 30, 2015
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$3,605,516	30.4%	$29,087	$3,010,475	31.1%	$23,206
Franchise	874,745	7.4	3,357	222,001	2.3	3,145
Mortgage warehouse lines of credit	309,632	2.6	2,241	136,614	1.4	1,022
Asset-based lending	845,719	7.2	6,728	802,370	8.3	6,282
Leases	299,953	2.5	893	205,786	2.1	169
PCI - commercial loans (1)	15,979	0.1	732	22,939	0.2	166
Total commercial	$5,951,544	50.2%	$43,038	$4,400,185	45.4%	$33,990
Commercial Real Estate:
Construction	$451,477	3.8%	$4,778	$347,234	3.5%	$3,748
Land	107,701	0.9	3,577	79,076	0.8	2,550
Office	884,082	7.5	6,003	790,311	8.1	7,156
Industrial	767,504	6.5	6,353	636,124	6.6	5,521
Retail	895,341	7.5	6,063	785,842	8.1	5,254
Multi-family	794,955	6.7	7,966	687,659	7.1	6,959
Mixed use and other	1,851,507	15.6	13,586	1,820,328	18.7	12,079
PCI - commercial real estate (1)	156,117	1.3	22	160,992	1.7	794
Total commercial real estate	$5,908,684	49.8%	$48,348	$5,307,566	54.6%	$44,061
Total commercial and commercial real estate	$11,860,228	100.0%	$91,386	$9,707,751	100.0%	$78,051

Commercial real estate - collateral location by state:
Illinois	$4,652,758	78.8%		$4,053,531	76.4%
Wisconsin	646,116	10.9		577,231	10.9
Total primary markets	$5,298,874	89.7%		$4,630,762	87.3%
Indiana	111,206	1.9		106,591	2.0
Florida	77,836	1.3		56,020	1.1
Arizona	45,620	0.8		9,677	0.2
California	38,195	0.6		36,957	0.7
Other	336,953	5.7		467,559	8.7
Total	$5,908,684	100.0%		$5,307,566	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $43.0 million as of September 30, 2016 compared to $34.0 million as of September 30, 2015.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 89.7% of our commercial real estate loan portfolio is located in this region as of September 30, 2016. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of September 30, 2016, our allowance for loan losses related to this portfolio is $48.3 million compared to $44.1 million as of September 30, 2015.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. In the current period, mortgage warehouse lines increased to $309.6 million as of September 30, 2016 from $136.6 million as of September 30, 2015.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2016, our residential loan portfolio totaled $663.6 million, or 3% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of September 30, 2016, $12.2 million of our residential real estate mortgages, or 1.8% of our residential real estate loan portfolio were classified as nonaccrual, $1.5 million were 90 or more days past due and still accruing (0.2%), $3.3 million were 30 to 89 days past due (0.5%) and $646.6 million were current (97.5%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2016 and 2015 was $1.5 billion and $853.3 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2016, approximately $4.8 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.4 billion in commercial insurance premium finance receivables during both the third quarter of 2016 and 2015. During both the nine months ended September 30,

2016 and 2015, FIFC and FIFC Canada originated approximately $4.3 billion in commercial insurance premium finance receivable. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. FIFC originated approximately $274.1 million in life insurance premium finance receivables in the third quarter of 2016 as compared to $206.9 million of originations in the third quarter of 2015. For the nine months ended September 30, 2016 and 2015, FIFC originated approximately $754.7 million and $596.2 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the commercial loan portfolios at September 30, 2016 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2016	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$100,634	$829,041	$475,707	$1,405,382
Variable rate	4,531,211	9,639	5,312	4,546,162
Total commercial	$4,631,845	$838,680	$481,019	$5,951,544
Commercial real estate
Fixed rate	358,503	1,709,635	198,429	2,266,567
Variable rate	3,597,698	41,212	3,207	3,642,117
Total commercial real estate	$3,956,201	$1,750,847	$201,636	$5,908,684
Premium finance receivables, net of unearned income
Fixed rate	2,459,739	89,644	385	2,549,768
Variable rate	3,163,824	—	—	3,163,824
Total premium finance receivables (1)	$5,623,563	$89,644	$385	$5,713,592

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$235	$541	$—
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	—	—	—	—
Premium finance receivables—commercial	7,754	10,558	10,294	8,231
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	60	163	150	140
Total loans past due greater than 90 days and still accruing	7,814	10,956	10,985	8,371
Non-accrual loans (2):
Commercial	16,418	16,801	12,712	12,018
Commercial real estate	22,625	24,415	26,645	28,617
Home equity	9,309	8,562	6,848	8,365
Residential real estate	12,205	12,413	12,043	14,557
Premium finance receivables—commercial	14,214	14,497	14,561	13,751
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	543	475	263	297
Total non-accrual loans	75,314	77,163	73,072	77,605
Total non-performing loans:
Commercial	16,418	17,036	13,253	12,018
Commercial real estate	22,625	24,415	26,645	28,617
Home equity	9,309	8,562	6,848	8,365
Residential real estate	12,205	12,413	12,043	14,557
Premium finance receivables—commercial	21,968	25,055	24,855	21,982
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	603	638	413	437
Total non-performing loans	$83,128	$88,119	$84,057	$85,976
Other real estate owned	19,933	22,154	26,849	29,053
Other real estate owned—from acquisitions	15,117	15,909	17,096	22,827
Other repossessed assets	428	420	174	193
Total non-performing assets	$118,606	$126,602	$128,176	$138,049
TDRs performing under the contractual terms of the loan agreement	29,440	33,310	42,744	49,173
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.28%	0.33%	0.28%	0.27%
Commercial real estate	0.38	0.42	0.48	0.54
Home equity	1.25	1.13	0.87	1.05
Residential real estate	1.84	1.90	1.98	2.55
Premium finance receivables—commercial	0.90	1.01	1.05	0.91
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	0.50	0.50	0.28	0.33
Total non-performing loans	0.44%	0.48%	0.49%	0.53%
Total non-performing assets, as a percentage of total assets	0.47%	0.52%	0.56%	0.63%
Allowance for loan losses as a percentage of total non-performing loans	141.58%	129.78%	125.39%	119.79%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $14.8 million, $16.3 million, $9.1 million and $10.1 million as of September 30, 2016, June 30, 2016, December 31, 2015 and September 30, 2015 respectively.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at September 30, 2016 and June 30, 2016:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of September 30, 2016
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$15,809	$—	$7,324	$8,987	$3,573,396	$3,605,516
Franchise	—	—	458	1,626	872,661	874,745
Mortgage warehouse lines of credit	—	—	—	—	309,632	309,632
Asset-based lending	234	—	3,772	3,741	837,972	845,719
Leases	375	—	239	—	299,339	299,953
PCI - commercial (1)	—	1,783	—	1,036	13,160	15,979
Total commercial	16,418	1,783	11,793	15,390	5,906,160	5,951,544
Commercial real estate
Construction	400	—	—	3,775	447,302	451,477
Land	1,208	—	787	300	105,406	107,701
Office	3,609	—	6,457	8,062	865,954	884,082
Industrial	9,967	—	940	2,961	753,636	767,504
Retail	909	—	1,340	8,723	884,369	895,341
Multi-family	90	—	3,051	2,169	789,645	794,955
Mixed use and other	6,442	—	2,157	5,184	1,837,724	1,851,507
PCI - commercial real estate (1)	—	21,433	1,509	4,066	129,109	156,117
Total commercial real estate	22,625	21,433	16,241	35,240	5,813,145	5,908,684
Home equity	9,309	—	1,728	3,842	727,989	742,868
Residential real estate, including PCI	12,205	1,496	2,232	1,088	646,577	663,598
Premium finance receivables
Commercial insurance loans	14,214	7,754	6,968	10,291	2,391,006	2,430,233
Life insurance loans	—	—	9,960	3,717	3,006,795	3,020,472
PCI - life insurance loans (1)	—	—	—	—	262,887	262,887
Consumer and other, including PCI	543	124	204	871	119,233	120,975
Total loans, net of unearned income, excluding covered loans	$75,314	$32,590	$49,126	$70,439	$18,873,792	$19,101,261
Covered loans	2,331	4,806	1,545	2,456	84,802	95,940
Total loans, net of unearned income	$77,645	$37,396	$50,671	$72,895	$18,958,594	$19,197,201

Aging as a % of Loan Balance: As of September 30, 2016	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.4%	—%	0.2%	0.2%	99.2%	100.0%
Franchise	—	—	0.1	0.2	99.7	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.4	0.4	99.2	100.0
Leases	0.1	—	0.1	—	99.8	100.0
PCI - commercial (1)	—	11.2	—	6.5	82.3	100.0
Total commercial	0.3	—	0.2	0.3	99.2	100.0
Commercial real estate
Construction	0.1	—	—	0.8	99.1	100.0
Land	1.1	—	0.7	0.3	97.9	100.0
Office	0.4	—	0.7	0.9	98.0	100.0
Industrial	1.3	—	0.1	0.4	98.2	100.0
Retail	0.1	—	0.1	1.0	98.8	100.0
Multi-family	—	—	0.4	0.3	99.3	100.0
Mixed use and other	0.3	—	0.1	0.3	99.3	100.0
PCI - commercial real estate (1)	—	13.7	1.0	2.6	82.7	100.0
Total commercial real estate	0.4	0.4	0.3	0.6	98.3	100.0
Home equity	1.3	—	0.2	0.5	98.0	100.0
Residential real estate, including PCI	1.8	0.2	0.3	0.2	97.5	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.3	0.3	0.4	98.4	100.0
Life insurance loans	—	—	0.3	0.1	99.6	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.4	0.1	0.2	0.7	98.6	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.3%	0.4%	98.7%	100.0%
Covered loans	2.4	5.0	1.6	2.6	88.4	100.0
Total loans, net of unearned income	0.4%	0.2%	0.3%	0.4%	98.7%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of June 30, 2016
(Dollars in thousands)
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

As of September 30, 2016, $49.1 million of all loans, excluding covered loans, or 0.3%, were 60 to 89 days past due and $70.4 million or 0.4%, were 30 to 59 days (or one payment) past due. As of June 30, 2016, $75.7 million of all loans, excluding covered loans, or 0.4%, were 60 to 89 days past due and $90.4 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2016 that were current with regard to the contractual terms of the loan agreement represent 98.0% of the total home equity portfolio. Residential real estate loans at September 30, 2016 that were current with regards to the contractual terms of the loan agreements comprise 97.5% of total residential real estate loans outstanding.

Nonperforming Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance at beginning of period	$88,119	$76,554	$84,057	$78,677
Additions, net	9,522	24,333	32,039	42,141
Return to performing status	(231)	(1,028)	(3,110)	(2,591)
Payments received	(5,235)	(5,468)	(13,353)	(16,417)
Transfer to OREO and other repossessed assets	(2,270)	(1,773)	(6,168)	(8,678)
Charge-offs	(3,353)	(4,081)	(6,829)	(8,637)
Net change for niche loans (1)	(3,424)	(2,561)	(3,508)	1,481
Balance at end of period	$83,128	$85,976	$83,128	$85,976

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for loan losses was appropriate at September 30, 2016, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Allowance for loan losses at beginning of period	$114,356	$100,204	$105,400	$91,705
Provision for credit losses	9,741	8,665	27,433	24,551
Other adjustments	(112)	(153)	(324)	(494)
Reclassification (to) from allowance for unfunded lending-related commitments	(579)	(42)	(700)	(151)
Charge-offs:
Commercial	3,469	964	4,861	2,884
Commercial real estate	382	1,948	1,555	3,809
Home equity	574	1,116	3,672	3,547
Residential real estate	134	1,138	1,320	2,692
Premium finance receivables—commercial	1,959	1,595	6,350	4,384
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	389	116	720	342
Total charge-offs	6,907	6,877	18,478	17,658
Recoveries:
Commercial	176	462	926	1,117
Commercial real estate	364	213	1,029	2,349
Home equity	65	42	184	129
Residential real estate	61	136	204	228
Premium finance receivables—commercial	456	278	1,876	1,065
Premium finance receivables—life insurance	—	16	—	16
Consumer and other	72	52	143	139
Total recoveries	1,194	1,199	4,362	5,043
Net charge-offs	(5,713)	(5,678)	(14,116)	(12,615)
Allowance for loan losses at period end	$117,693	$102,996	$117,693	$102,996
Allowance for unfunded lending-related commitments at period end	1,648	926	1,648	926
Allowance for credit losses at period end	$119,341	$103,922	$119,341	$103,922
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.24%	0.05%	0.10%	0.06%
Commercial real estate	0.00	0.13	0.01	0.04
Home equity	0.27	0.55	0.61	0.62
Residential real estate	0.03	0.42	0.14	0.37
Premium finance receivables—commercial	0.24	0.21	0.25	0.18
Premium finance receivables—life insurance	0.00	0.00	0.00	0.00
Consumer and other	0.92	0.17	0.56	0.17
Total loans, net of unearned income, excluding covered loans	0.12%	0.14%	0.10%	0.11%
Net charge-offs as a percentage of the provision for credit losses	58.65%	65.53%	51.46%	51.39%
Loans at period-end, excluding covered loans	$19,101,261	$16,316,211
Allowance for loan losses as a percentage of loans at period end	0.62%	0.63%
Allowance for credit losses as a percentage of loans at period end	0.62%	0.64%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.6 million and $926,000 as of September 30, 2016 and September 30, 2015, respectively.

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

At September 30, 2016, the Company had $90.5 million of impaired loans with $39.0 million of this balance requiring $6.8 million of specific impairment reserves. At June 30, 2016, the Company had $96.0 million of impaired loans with $43.0 million of this balance requiring $6.6 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from June 30, 2016 to September 30, 2016 occurred within the commercial, industrial and other portfolio. The recorded investment and specific impairment reserves in this portfolio decreased $4.8 million and $1.4 million, respectively, which was primarily the result of three loans being charged off in the amount of $2.0 million during the third quarter of 2016. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

In the third quarter of 2015 and 2016, the Company modified its historical loss experience analysis by incorporating five-year and six-year average loss rate assumptions, respectively, for its historical loss experience to capture an extended credit cycle. The current six−year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three-, four- and five-year average historical loss rates on a quarterly basis as a comparison.
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

TDRs

At September 30, 2016, the Company had $44.3 million in loans modified in TDRs. The $44.3 million in TDRs represents 89 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $49.6 million representing 97 credits at June 30, 2016 and decreased from $59.3 million representing 114 credits at September 30, 2015.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at September 30, 2016 and approximately $2.8 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at September 30, 2016, the Company was not committed to lend additional funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(Dollars in thousands)	2016	2016	2015
Accruing TDRs:
Commercial	$2,285	$3,931	$5,717
Commercial real estate	22,261	24,450	39,867
Residential real estate and other	4,894	4,929	3,589
Total accruing TDRs	$29,440	$33,310	$49,173
Non-accrual TDRs: (1)
Commercial	$2,134	$1,477	$147
Commercial real estate	10,610	12,240	5,778
Residential real estate and other	2,092	2,608	4,222
Total non-accrual TDRs	$14,836	$16,325	$10,147
Total TDRs:
Commercial	$4,419	$5,408	$5,864
Commercial real estate	32,871	36,690	45,645
Residential real estate and other	6,986	7,537	7,811
Total TDRs	$44,276	$49,635	$59,320
Weighted-average contractual interest rate of TDRs	4.33%	4.31%	4.04%

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of September 30, 2016 and September 30, 2015, and shows the changes in the balance during those periods:

Three Months Ended September 30, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,408	$36,690	$7,537	$49,635
Additions during the period	28	—	43	71
Reductions:
Charge-offs	(761)	(204)	—	(965)
Transferred to OREO and other repossessed assets	—	(681)	(535)	(1,216)
Removal of TDR loan status (1)	—	(1,323)	—	(1,323)
Payments received	(256)	(1,611)	(59)	(1,926)
Balance at period end	$4,419	$32,871	$6,986	$44,276

Three Months Ended September 30, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,204	$48,450	$8,122	$62,776
Additions during the period	—	—	222	222
Reductions:
Charge-offs	—	(267)	(52)	(319)
Transferred to OREO and other repossessed assets	—	—	(175)	(175)
Removal of TDR loan status (1)	(234)	(1,581)	-	(1,815)
Payments received	(106)	(957)	(306)	(1,369)
Balance at period end	$5,864	$45,645	$7,811	$59,320

Nine Months Ended September 30, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,747	$38,707	$7,399	$51,853
Additions during the period	345	8,521	583	9,449
Reductions:
Charge-offs	(781)	(1,038)	(212)	(2,031)
Transferred to OREO and other repossessed assets	—	(1,365)	(535)	(1,900)
Removal of TDR loan status (1)	—	(6,479)	—	(6,479)
Payments received	(892)	(5,475)	(249)	(6,616)
Balance at period end	$4,419	$32,871	$6,986	$44,276

Nine Months Ended September 30, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,576	$67,623	$7,076	$82,275
Additions during the period	—	169	1,664	1,833
Reductions:
Charge-offs	(397)	(268)	(92)	(757)
Transferred to OREO and other repossessed assets	(562)	(2,290)	(279)	(3,131)
Removal of TDR loan status (1)	(471)	(10,151)	—	(10,622)
Payments received	(282)	(9,438)	(558)	(10,278)
Balance at period end	$5,864	$45,645	$7,811	$59,320

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance at beginning of period	$38,063	$42,080	$43,945	$45,642
Disposal/resolved	(5,967)	(7,611)	(19,324)	(20,532)
Transfers in at fair value, less costs to sell	3,958	6,159	8,558	16,402
Transfers in from covered OREO subsequent to loss share expiration	—	7,316	3,300	7,316
Additions from acquisition	—	4,617	1,064	5,378
Fair value adjustments	(1,004)	(681)	(2,493)	(2,326)
Balance at end of period	$35,050	$51,880	$35,050	$51,880

	Period End
(Dollars in thousands)	September 30, 2016	June 30, 2016	September 30, 2015
Residential real estate	$9,602	$9,153	$12,577
Residential real estate development	2,114	2,133	3,147
Commercial real estate	23,334	26,777	36,156
Total	$35,050	$38,063	$51,880

Deposits

Total deposits at September 30, 2016 were $21.1 billion, an increase of $2.9 billion, or 16%, compared to total deposits at September 30, 2015. See Note 9 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2016:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2016 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$—	$53,575	$138,228	$697,340	$889,143	0.62%
4-6 months	—	33,497	—	655,169	688,666	0.72%
7-9 months	43,570	24,529	—	503,267	571,366	0.75%
10-12 months	531	21,464	—	530,905	552,900	0.81%
13-18 months	2,744	16,479	—	1,016,558	1,035,781	1.10%
19-24 months	3,021	8,259	—	162,251	173,531	0.91%
24+ months	1,249	13,232	—	275,609	290,090	1.29%
Total	$51,115	$171,035	$138,228	$3,841,099	$4,201,477	0.86%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2016		June 30, 2016		September 30, 2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$5,566,983	27%	$5,223,384	28%	$4,473,632	25%
NOW and interest bearing demand deposits	2,502,388	12	2,383,125	12	2,219,654	12
Wealth management deposits	2,092,115	10	1,585,607	8	1,532,766	9
Money market	4,471,399	22	4,308,657	22	3,955,568	22
Savings	1,914,408	9	1,803,421	9	1,676,084	9
Time certificates of deposit	4,136,792	20	3,985,185	21	4,105,579	23
Total average deposits	$20,684,085	100%	$19,289,379	100%	$17,963,283	100%

Total average deposits for the third quarter of 2016 were $20.7 billion, an increase of $2.7 billion, or 15%, from the third quarter of 2015. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $1.1 billion, or 24%, in the third quarter of 2016 compared to the third quarter of 2015.

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

	September 30,		December 31,
(Dollars in thousands)	2016	2015	2015	2014	2013
Total deposits	$21,147,655	$18,228,469	$18,639,634	$16,281,844	$14,668,789
Brokered deposits	1,142,679	763,110	862,026	718,986	476,139
Brokered deposits as a percentage of total deposits	5.4%	4.2%	4.6%	4.4%	3.2%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2016	2016	2015
FHLB advances	$459,198	$946,081	$394,666
Other borrowings:
Notes payable	59,896	63,642	74,959
Short-term borrowings	36,615	41,597	63,111
Secured borrowings	134,331	124,317	116,136
Other	18,465	18,677	18,343
Total other borrowings	$249,307	$248,233	$272,549
Subordinated notes	138,925	138,898	138,825
Junior subordinated debentures	253,566	253,566	264,974
Total other funding sources	$1,100,996	$1,586,778	$1,071,014
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $419.6 million at September 30, 2016, compared to $588.1 million at June 30, 2016 and $444.0 million at September 30, 2015.

Notes payable balances represent the balances on a $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At September 30, 2016, the Company had a balance under the term facility of $56.2 million compared to $59.9 million at June 30, 2016 and $71.3 million at September 30, 2015. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At September 30, 2016, June 30, 2016 and September 30, 2015, the Company had no outstanding balance on the $75.0 million revolving credit facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $33.2 million at September 30, 2016 compared to $38.8 million at June 30, 2016 and $57.6 million at September 30, 2015. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The proceeds received from these transactions are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $121.9 million at September 30, 2016 compared to $123.7 million at June 30, 2016 and $112.6 million at September 30, 2015. At September 30, 2016, the interest rate of the Canadian Secured Borrowing was 1.6121%.

Other borrowings include a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company and non-recourse notes issued by the Company to other banks related to certain capital leases. At September 30, 2016, the fixed-rate promissory note had a balance of $17.8 million compared to $18.0 million at June 30, 2016 and $18.3 million at September 30, 2015.

At September 30, 2016, the Company had outstanding subordinated notes totaling $138.9 million compared to $138.9 million and $138.8 million outstanding at June 30, 2016 and September 30, 2015, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of September 30, 2016 compared to $253.6 million outstanding at June 30, 2016 and $268.6 million outstanding at September 30, 2015. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. The balance increased $19.1 million in 2015 as a result of the addition of the Suburban Illinois Capital Trust II and Community Financial Shares Statutory Trust II acquired as a part of the acquisitions of Suburban and CFIS, respectively. Additionally, in January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt. Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting in 2015, a portion of these junior subordinated debentures qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At September 30, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	September 30, 2016	June 30, 2016	September 30, 2015
Leverage ratio	9.0%	9.2%	9.2%
Tier 1 capital to risk-weighted assets	9.8	10.1	10.3
Common equity Tier 1 capital to risk-weighted assets	8.7	8.9	8.6
Total capital to risk-weighted assets	12.1	12.4	12.6
Total average equity-to-total average assets(1)	10.7	10.4	10.7

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's 5.00% non-cumulative perpetual convertible preferred stock, Series C, the terms of the Company's fixed-to-floating rate non-cumulative perpetual preferred stock, Series D, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April and July of 2016, the Company declared a quarterly cash dividend of $0.12 per common share. In January, April, July and October of 2015, the Company declared a quarterly cash dividend of $0.11 per common share.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2016, June 30, 2016 and September 30, 2015 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2016	19.6%	10.1%	(10.4)%
June 30, 2016	16.9%	8.9%	(8.9)%
September 30, 2015	15.6%	8.0%	(11.1)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2016	7.8%	3.9%	(4.1)%
June 30, 2016	7.0%	3.5%	(3.7)%
September 30, 2015	6.7%	3.6%	(4.0)%

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

During the first nine months of 2016 and 2015, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2016.

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

On August 13, 2015, BMO Harris Financial Advisors (“BHFA”) filed an arbitration demand with the FINRA seeking damages and a permanent injunction and a complaint with the Circuit Court for Cook County, Illinois seeking a temporary restraining order against one of its former financial advisors and a current financial advisor with WHI. A narrow and limited temporary injunction was entered and the matter was referred to FINRA for arbitration. In November 2015, BHFA added WHI as a co-defendant in the arbitration action, alleging that WHI tortiously interfered with BHFA’s contract with its former financial advisor. A hearing on the merits was held on September 12 - 15, 2016. On October 11, 2016, the FINRA panel issued a damages award against WHI for $1,537,500.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2016. There is currently no authorization to repurchase shares of outstanding common stock.

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

•
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	November 8, 2016	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)