Form 10-K
period 2016-12-31
WINTRUST FINANCIAL CORP
filed 2017-02-28
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $51.00, as reported by the NASDAQ Global Select Market, was $2,604,667,869.
As of February 21, 2017, the registrant had 52,387,313 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 25, 2017 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview

Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $25.7 billion as of December 31, 2016. We conduct our businesses through three segments: community banking, specialty finance and wealth management. All segment measurements discussed below are based on the reportable segments and do not reflect intersegment eliminations.

We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area and in southern Wisconsin (“our market area”) through our fifteen wholly owned banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. (“Barrington Bank”). For the years ended December 31, 2016, 2015 and 2014, the community banking segment had net revenues of $819 million, $714 million and $621 million, respectively, and net income of $145 million, $102 million and $99 million, respectively. The community banking segment had total assets of $21.2 billion, $19.2 billion and $16.7 billion as of December 31, 2016, 2015 and 2014, respectively. The community banking segment accounted for approximately 77% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2016.

We provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through our wholly owned subsidiary, First Insurance Funding Corporation (“FIFC”) and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), lease financing and other direct leasing opportunities through our wholly owned subsidiary, Wintrust Asset Finance, and short-term accounts receivable financing and outsourced administrative services through our wholly owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2016, 2015 and 2014, the specialty finance segment had net revenues of $148 million, $119 million and $115 million, respectively, and net income of $49 million, $42 million and $41 million, respectively. The specialty finance segment had total assets of $3.9 billion, $3.1 billion and $2.8 billion as of December 31, 2016, 2015 and 2014, respectively. The specialty finance segment accounted for 14% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2016.

We provide a full range of wealth management services primarily to customers in our market area through three separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wayne Hummer Investments, LLC (“WHI”) and Great Lakes Advisors, LLC (“Great Lakes Advisors”). For the years ended December 31, 2016, 2015 and 2014, the wealth management segment had net revenues of $97 million, $93 million and $89 million, respectively, and net income of $13 million, $13 million and $12 million, respectively. The wealth management segment had total assets of $612 million, $549 million and $520 million as of December 31, 2016, 2015 and 2014, respectively. The wealth management segment accounted for 9% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2016.

Our Business and Reporting Segments

As set forth in Note 23, “Segment Information,” our operations consist of three primary segments: community banking, specialty finance and wealth management. The three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each segment’s customer base has varying characteristics and each segment has a different regulatory environment. While the Company’s management monitors each of the fifteen bank subsidiaries’ operations and profitability separately, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures and economic characteristics.

Community Banking

Through our community banking segment, our banks provide community-oriented, personal and commercial banking services to customers located in our market area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks' local service areas. The banks have a strategy to provide comprehensive community-focused banking services. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our decentralized corporate structure to our advantage, we offer our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer's deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. We also have a downtown Chicago office that works with each of our banks to capture commercial and industrial business. Our commercial and industrial lenders in our downtown office operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, consumer, and real estate loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

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

We now own fifteen banks, including nine Illinois-chartered banks: Lake Forest Bank, Hinsdale Bank and Trust Company (“Hinsdale Bank”), Wintrust Bank, Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of the Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and five nationally chartered banks: Barrington Bank, Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). As of December 31, 2016, we had 155 banking locations.

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

Premium finance loans made by FIFC and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however one of the insurers represents approximately 13% of such balances and one additional insurer represents approximately 5% of such balances. FIFC and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of FIFC's life insurance premium finance policies provide for an event of default and allow FIFC to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIFC or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Through our wholly owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. During 2016, Wintrust Asset Finance contributed approximately $20.1 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2016, Tricom processed payrolls with associated client billings of approximately $684 million and contributed approximately $10.7 million to our revenue, net of interest expense. Net revenue is based on our reportable segments and does not reflect intersegment eliminations.

In 2016, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 45%, 34%, 14% and 7%, respectively, of the total revenues of our specialty finance business.

Wealth Management

Through our wealth management segment, we offer a full range of wealth management services through three separate subsidiaries (WHI, CTC and Great Lakes Advisors): trust and investment services, asset management, securities brokerage services and 401(k) and retirement plan services. These subsidiaries are subject to regulation by the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”).

Great Lakes Advisors, our registered investment adviser with locations in downtown Chicago and Safety Harbor, Florida as well as in various banking offices of our fifteen banks, provides money management services and advisory services to individuals, institutions, and municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial advisory services for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. At December 31, 2016, the Company’s wealth management subsidiaries had approximately $21.9 billion of assets under administration, which includes $2.5 billion of assets owned by the Company and its subsidiary banks.

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

•
Purchased interest rate cap derivatives to potentially mitigate margin compression caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities in a potential rising rate environment;

•	Completed strategic acquisitions to expand our presence in existing and complimentary markets;

•	Focused on cost control and leveraging our current infrastructure to grow without a commensurate increase in operating expenses;

•	Expanded the Wintrust Asset Finance direct leasing niche in 2015 and 2016; and

•	Further strengthened our capital position in 2016 and raised net proceeds of $152.9 million through the public issuance of 3,000,000 shares of the Company's common stock;

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

Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage's size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation make the firm well positioned to compete in this environment. In 2016, we have increased the amount of loans sold with servicing retained, including those loans sold to the Company's banks with servicing remaining within Wintrust Mortgage operations. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.

In 2016, we furthered our growth strategy by purchasing, through certain of our banking subsidiaries, additional banking locations. We acquired one new banking locations in southern Wisconsin and two new banking locations in the Chicago metropolitan area. In addition, the Company opened two new branch locations in the Chicago metropolitan area. However, the Company closed two banking locations in 2016 as part of the integration of operations and the identification of under-performing locations. We also grew our existing franchise finance business through the acquisition of select franchise loans and related relationships in August 2016. We believe these strategic acquisitions and branch expansion will allow us to grow into contiguous markets that we currently do not service and expand our footprint.

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

Wintrust Asset Finance competes with other bank-affiliated, independent, captive and vendor equipment leasing and finance companies.  Wintrust Asset Finance believes a customer-focused origination philosophy, an experienced team, strong underwriting discipline and expert asset management enables them to compete effectively in a growing and dynamic market.

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

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. A majority of the required regulations have been issued and others have been released for public comment or released in final form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and its subsidiaries. In addition, it is unclear what further changes or possible repeals to the Dodd-Frank Act may occur under the new Presidential administration. For further discussion of the most recent developments under the Dodd-Frank Act, see Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform.”

Volcker Rule

The Dodd-Frank Act added a new Section 13 to the BHC Act, known as the “Volcker Rule.” On December 10, 2013, five United States financial regulators, including the Federal Reserve, the FDIC and the OCC, adopted final rules implementing the Volcker Rule. The final rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds.  Further, the final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. These rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some differences in compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiaries. These rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015 for proprietary trading and until July 2017 to divest private equity and hedge funds. The Dodd-Frank Act allows for additional extensions for illiquid holdings that are otherwise prohibited under the rule, to allow for orderly liquidation of such holdings.

We have previously evaluated the implications of these rules on our investments and determined that some of the securities in our investment portfolio would be subject to the Volcker Rule and, absent any further amendments to the Volcker Rule, would have to be divested or converted. In one instance, the need to divest a security at a fixed near-term date caused us to record an other-than-temporary impairment of $3.3 million on that security in the fourth quarter of 2013. We do not believe that any other required divestitures or reporting requirements will have any material financial implications on the Company. Per recently issued Federal Reserve Board ("FRB") guidance, the Company requested that the FRB grant the Company an extension for four funds held by the Company, which contain illiquid investments. The Company's aggregate investment in the four funds was valued at $1.2 million as of December 31, 2016. On February 15, 2017, the FRB granted the Company's extension request for the shorter of: 1) July 21, 2022; or 2) the date by which the funds mature by their terms or are otherwise conformed to the Volcker Rule. The Company is in the process of liquidating the four funds and expects to meet its obligations under the extension.

Capital Requirements

We are subject to various regulatory capital requirements both at the Company and at the subsidiary bank level. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. As of December 31, 2016, our regulatory capital ratios are above the well-capitalized standards. These capital rules have undergone significant changes with the adoption by the federal banking agencies of final rules that implement Basel III requirements, which are discussed below.

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

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital and create a new capital measure called “Common Equity Tier 1,” which must constitute at least 4.5% of risk-weighted assets;

•	specify that Tier 1 capital consists only of Common Equity Tier 1 and certain “Additional Tier 1 Capital” instruments meeting specified requirements;

•	increase the minimum Tier 1 capital ratio requirement from 4% to 6%;

•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;

•	permit most banking organizations, including the Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;

•
implement a new capital conservation buffer of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% Common Equity Tier 1 capital ratio and is being phased in over a three-year period beginning January 1, 2016, which buffer is generally required to make capital distributions and pay executive bonuses;

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

Under capital rules in effect for the year ended December 31, 2016, as a bank holding company, we were required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 6.0% must be in the form of Tier 1 capital (generally common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles). The remainder may consist of Tier 2 capital, which, subject to certain conditions and limitations, consists of: the allowance for credit losses; perpetual preferred stock and related surplus; hybrid capital instruments; unrealized holding gains on marketable equity securities; perpetual debt and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock. The Federal Reserve has stated that Tier 1 voting common equity should be the predominant form of capital. In addition, the Federal Reserve requires a minimum leverage ratio of Tier 1 capital to total assets of 3.0% for the most highly-rated bank holding companies, and 4% for all other bank holding companies. Our bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized,” which, for the year ended December 31, 2016, required: a leverage ratio of Tier 1 capital to total assets of 5% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 8% or greater, a ratio of Common Equity Tier 1 capital to total risk-weighted assets of 6.5%, and a ratio of total capital to total risk-weighted assets of 10% or greater. As of December 31, 2016, the Company met these requirements, with total capital to risk-weighted assets ratio of 11.9%, its Tier 1 capital to risk-weighted asset ratio of 9.7%, its Common Equity Tier 1 capital to risk-weighted assets ratio of 8.6%, and its Tier 1 leverage ratio of 8.9%.

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

Payment of Dividends and Share Repurchases

We are a legal entity separate and distinct from our banking and non-banking subsidiaries. Since our consolidated net income consists largely of net income of our bank and non-bank subsidiaries, our ability to pay dividends and repurchase shares depends largely upon our receipt of dividends from our subsidiaries. There are various federal and state law limitations on the extent to which our banking subsidiaries can declare and pay dividends to us, including minimum regulatory capital requirements, federal and state banking law requirements concerning the payment of dividends out of net profits or surplus, and general regulatory oversight to prevent unsafe or unsound practices. No assurances can be given that the banks will, in any circumstances, pay dividends to the Company.

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

As of December 31, 2016, each of the Company's banks was categorized as “well-capitalized.” In order to maintain the Company's designation as a financial holding company, the Company and each of the banks is required to maintain capital ratios at or above the “well-capitalized” levels. Management is committed to maintaining the Company's capital levels above the “well-capitalized” levels established by the Federal Reserve for bank holding companies.

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

Risk Committee Requirement

On March 27, 2014, the Federal Reserve published final rules to implement certain “enhanced prudential standards” mandated by the Dodd-Frank Act.  Many of these enhanced prudential standards apply only to bank holding companies and foreign banking organizations with total consolidated assets of $50 billion or more, and do not apply to the Company.  However, the Federal Reserve's enhanced prudential standards require that, beginning in 2015, publicly traded bank holding companies with total consolidated assets of greater than $10 billion and less than $50 billion must establish and maintain risk committees for their boards of directors to oversee the bank holding companies' risk management frameworks. Our Board has had a separate risk committee since 1998; we believe that our risk committee and corresponding risk management framework is in compliance with all applicable requirements.

Insurance of Deposit Accounts

The deposits of each of our subsidiary banks are insured by the DIF up to the standard maximum deposit insurance amount of $250,000 per depositor. Each of our subsidiary banks is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. In April 2011, the FDIC implemented changes required by the Dodd-Frank Act to revise the definition of the assessment base for calculating deposit insurance premiums from the amount of insured deposits held by an institution to the institution's average total consolidated assets less average tangible equity. The FDIC also changed the assessment rates, providing that they will initially range from 2.5 basis points to 45 basis points. The FDIC has indicated that these changes generally will not require an increase in the level of assessments for depository institutions with less than $10 billion in assets, such as each of our bank subsidiaries, and may result in decreased assessments for such institutions. However, there is a risk that the banks' deposit insurance premiums will again increase if failures of insured depository institutions deplete the DIF.

In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO's bond obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was approximately 0.560 basis points (56 cents per $10,000 of assessable deposits).

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

Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017, the first $15.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $15.2 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 10% of the aggregate amount of total transaction accounts in excess of $115.1 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. Our banks are in compliance with the foregoing requirements.

De Novo Branching

The Dodd-Frank Act amended the FDIA and the National Bank Act to allow national banks and state banks, with the approval of their regulators, to establish de novo branches in states other than the bank's home state as if such state was the bank's home state.

In 2009, the FDIC adopted enhanced supervisory procedures for de novo banks, which extended the special supervisory period for such banks from three to seven years. This extension was then rescinded in 2016. Throughout the de novo period, newly chartered banks will be subject to higher capital requirements, more frequent examinations and other requirements.

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

As described above, the Dodd-Frank Act established the CFPB. The law transferred to the CFPB existing regulatory authority with respect to many of these consumer related regulations, and gave the CFPB new authority under the Consumer Financial Protection Act.  In July 2011, many of the consumer financial protection functions previously assigned to other federal agencies shifted to the CFPB.  The CFPB now has broad rulemaking authority over a wide range of consumer protection laws that apply to banks and other providers of financial products and services, including the authority to prohibit “unfair, deceptive or abusive practices,” to ensure that all consumers have access to markets for consumer financial products and services, and to ensure that such markets are fair, transparent and competitive.  The Dodd-Frank Act also required the CFPB to adopt a number of new specific regulatory requirements.  These new rules may increase the costs of engaging in these activities for all market participants, including our subsidiaries.  In addition to the CFPB, other federal and state regulators have issued, and may in the future issue, regulations and guidance affecting aspects of our business. The developments may impose additional burdens on us and our subsidiaries.  The CFPB has broad supervisory, examination and enforcement authority.  Although we and our subsidiary banks are not subject to direct CFPB examination, the actions taken by the CFPB, including from its rulemaking authority, may influence enforcement actions and positions taken by other federal and state regulators, including those with jurisdiction over us and our subsidiaries.  Finally, the Dodd-Frank Act authorizes state attorneys general and other state officials to enforce consumer protection rules issued by the CFPB.

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

In order to ensure compliance with the Dodd-Frank Act mortgage-related rules the Company consolidated its consumer mortgage loan origination and loan servicing operations within Wintrust Mortgage. All consumer mortgage applications are taken through Wintrust Mortgage which has extensively trained loan originators located at many of our branches. While in certain limited cases our banks may offer specialized consumer mortgages to our customers, we expect that on a going forward basis, consumer mortgages for all of our banks will be originated and closed by Wintrust Mortgage. Wintrust Mortgage then sells loans to third parties or to our banks. To the extent that we retain consumer mortgage loans in our bank portfolios, our banks have engaged Wintrust Mortgage to provide loan servicing.

On August 4, 2016, the CFPB finalized additional changes to existing mortgage servicing rules that will impact the Company’s loan servicing operations. Most of the rule provisions are effective in October 2017, but some are effective April 2018. The Company expects to be in compliance with the additional requirements on or before their respective effective dates.

TILA-RESPA Integrated Disclosure

On December 31, 2013, the CFPB published final rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The two new forms developed by the CFPB are the Loan Estimate and the Closing Disclosure. The Loan Estimate replaces the Good Faith Estimate and the Early Truth in Lending Disclosure (“TIL”) and added additional disclosure language as required by the Dodd-Frank Act. The creditor must give the form to the consumer no later than three business days after the consumer applies for a mortgage loan. Consistent with current law, the creditor generally cannot charge the consumer any fees until after the consumer has been given the Loan Estimate form and the consumer has communicated intent to proceed with the transaction. Creditors may provide consumers with written estimates prior to application so long as there is a disclaimer to prevent confusion with the Loan Estimate form. The second disclosure, the Closing Disclosure form, replaces the HUD-1 and the Final TIL and added additional disclosure language as required by the Dodd Frank Act. The creditor must give the form to the consumer at least three business days before the consumer closes the loan. The rule became effective October 3, 2015. Wintrust Mortgage and the charter banks are both impacted by the rule, and have implemented procedures to comply with this regulation.

Expansion of the Home Mortgage Disclosure Act

The CFPB has published a lengthy amendment related to the reporting requirements under the Home Mortgage Disclosure Act. The CFPB claims the proposed rule aims to: 1) improve market information, data access, and the electronic reporting process; 2) monitor access to credit; 3) standardize the reporting threshold; 4) ease reporting requirements for some small banks; and 5) align reporting requirements with industry data standards. The proposed rule requires several new items of data be collected and reported to the Federal Financial Institutions Examination Council during annual reporting. A majority of the provisions of the rule become effective January 1, 2018. We expect to be fully compliant at that time.

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

Anti-Money Laundering Programs

The Bank Secrecy Act (“BSA”) and USA PATRIOT Act of 2001 (“USA PATRIOT Act”) contain anti-money laundering (“AML”) and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The BSA, as amended by the USA PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an AML program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Each of our subsidiary banks is subject to the BSA and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML program. We have implemented policies, procedures and internal controls that are designed to comply with these AML requirements. In May 2016, the Financial Crimes Enforcement Network (“FinCEN”), which is a unit of the Treasury Department that drafts regulations implementing the USA PATRIOT Act and other AML and BSA legislation, issued final rules governing enhanced customer due diligence. The rules impose several new obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rules. The rules contain an exemption for insurance premium financing transactions, but cash refunds issued in connection with such transactions are not exempt, thus requiring verification of beneficial ownership before cash refunds may be issued to borrowers.

Bank regulators are focusing their examinations on anti-money laundering compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs.

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury's Office of Foreign Assets Control, or “OFAC,” is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and Acts of Congress.  OFAC-administered sanctions take many different forms.  For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences.

Protection of Client Information

Legal requirements concerning the use and protection of client information affect many aspects of the Company's business, and are continuing to evolve. Current legal requirements include the privacy and information safeguarding provisions of the Gramm-Leach-Blilely Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”) and the amendments adopted by the Fair and Accurate Credit Transactions Act of 2003, as well as state law requirements. The GLB Act requires a financial institution to disclose its privacy policy to certain customers, and requires the financial institution to allow those customers to opt-out of some sharing of the customers' nonpublic personal information with nonaffiliated third persons. In accordance with these requirements, we and each of our banks and operating subsidiaries provide a written privacy to each affected customer when the customer relationship begins and an annual basis. As described in the privacy notice, we protect the security of information about our customers, educate our employees about the importance of protecting customer privacy, and allow affected customers to opt out of certain types of information sharing. We and our subsidiaries also require business partners with which we share information to have adequate security safeguards and to follow the requirements of the GLB Act. The GLB Act, as interpreted by the federal banking regulators, and state laws require us to take certain actions, including possible notice to affected customers, in the event that sensitive customer information is comprised. We and/or each of the banks and operating subsidiaries may need to amend our privacy policies and adapt our internal procedures in the event that these legal requirements, or the regulators' interpretation of them, change, or if new requirements are added.

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

FASB Loan Loss Accounting Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new current expected credit loss rule (“CECL”) which requires bankers to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed the current practice of recording losses when it is probable that a loss event has occurred. The expected losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. CECL will be effective in 2020 for SEC registrants and 2021 for all others. The Company is taking the necessary steps to be in compliance with the CECL rule.

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

WHI in its capacity as an investment adviser is subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and shareholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser's engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines. On April 6, 2016, the United States Department of Labor (“DOL”) released a final rule to define the term “fiduciary” and address conflicts of interest in providing investment advice to retirement accounts. The final rule requires those who provide retirement investment advice to employee benefit plans and individual retirement accounts to abide by a fiduciary standard. The DOL also released related exemptions that provide requirements that must be satisfied to prevent prohibited transactions under the Employee Retirement Income Security Act of 1974 (“ERISA”). The transition to the current Presidential administration has resulted in uncertainty as to whether the rules will take effect as scheduled on April 1, 2017, WHI is continuing its preparations to be in compliance with the rule if necessary.

Employees

At December 31, 2016, the Company and its subsidiaries employed a total of 3,878 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

Available Information

The Company’s Internet address is www.wintrust.com. The Company makes available at this address, under the “Investor Relations” tab, free of charge, its Annual Report on Form 10-K, its annual reports to shareholders, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Investment Securities Portfolio

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2016, 2015 and 2014:

(Dollars in thousands)	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$142,741	$141,983	$312,282	$306,729	$388,713	$381,805
U.S. Government agencies	189,540	189,152	70,313	70,236	686,106	668,316
Municipal	129,446	131,809	105,702	108,595	234,951	238,529
Corporate notes:
Financial issuers	65,260	64,392	80,014	80,043	129,309	129,758
Other	1,000	999	1,500	1,502	3,766	3,821
Mortgage-backed: (1)
Mortgage-backed securities	1,185,448	1,131,402	1,069,680	1,052,510	271,129	271,649
Collateralized mortgage obligations	30,105	29,682	40,421	40,087	47,347	47,061
Equity securities	32,608	35,248	51,380	56,686	46,592	51,139
Total available-for-sale securities	$1,776,148	$1,724,667	$1,731,292	$1,716,388	$1,807,913	$1,792,078
Held-to-maturity securities
U.S. Government agencies	$433,343	$408,880	$687,302	$680,162	$—	$—
Municipal	202,362	198,722	197,524	197,949	—	—
Total held-to-maturity securities	$635,705	$607,602	$884,826	$878,111	$—	$—
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.
Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2016 and 2015 are included by reference to Note 3 to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K. The following table presents the carrying value of the investment securities portfolios as of December 31, 2016, by maturity distribution.

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$23,005	$118,978	$—	$—	$—	$—	$141,983
U.S. Government agencies	41,032	142,510	4,641	969	—	—	189,152
Municipal	46,398	36,743	20,653	28,015	—	—	131,809
Corporate notes:
Financial issuers	34,627	21,193	3,157	5,415	—	—	64,392
Other	—	999	—	—	—	—	999
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	1,131,402	—	1,131,402
Collateralized mortgage obligations	—	—	—	—	29,682	—	29,682
Equity securities	—	—	—	—	—	35,248	35,248
Total available-for-sale securities	$145,062	$320,423	$28,451	$34,399	$1,161,084	$35,248	$1,724,667
Held-to-maturity securities
U.S. Government agencies	$—	$4,700	$12,510	$416,133	$—	$—	$433,343
Municipal	—	25,094	57,154	120,114	—	—	202,362
Total held-to-maturity securities	$—	$29,794	$69,664	$536,247	$—	$—	$635,705
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2016:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	0.64%	0.87%	—%	—%	—%	—%	0.83%
U.S. Government agencies	0.71	0.91	5.33	1.71	—	—	0.98
Municipal	2.04	3.25	5.18	1.89	—	—	2.84
Corporate notes:
Financial issuers	2.54	2.15	2.73	1.60	—	—	2.34
Other	—	1.44	—	—	—	—	1.44
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.53	—	2.53
Collateralized mortgage obligations	—	—	—	—	1.96	—	1.96
Equity securities	—	—	—	—	—	0.74	0.74
Total available-for-sale securities	1.56%	1.25%	4.93%	1.84%	2.52%	0.74%	2.19%
Held-to-maturity securities
U.S. Government agencies	—%	1.54%	2.40%	3.02%	—%	—%	2.99%
Municipal	—	3.05	4.21	5.05	—	—	4.56
Total held-to-maturity securities	—%	2.81%	3.88%	3.47%	—%	—%	3.48%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

ITEM 1A.	RISK FACTORS

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

Risks Related to Our Business and Operating Environment

Deterioration in business economic conditions and a reversal or slowing of the current economic recovery may materially adversely affect the financial services industry and our business, financial condition, results of operations and cash flows.

Our business activities and earnings are affected by general business conditions in the United States and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and underemployment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and the strength of the domestic economies in which we operate. The deterioration of any of these conditions can adversely affect our consumer and commercial businesses and securities portfolios, our level of charge-offs and provision for credit losses, our capital levels and liquidity, and our results of operations.

More specifically, the U.S. economy was in a recession from the third quarter of 2008 to the second quarter of 2009, and economic activity continues to be restrained. The housing and real estate markets have also been experiencing extraordinary volatility since 2007. Additionally, unemployment rates remained historically high during these periods. These factors have had a significant negative effect on us and other companies in the financial services industry. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Market turmoil led to an increase in charge-offs and has negatively impacted consumer confidence and the level of business activity. However, net charge-offs, excluding covered loans, decreased to $16.9 million in 2016 from $19.2 million in 2015. Our balance of non-performing loans, excluding covered loans, and other real estate owned (“OREO”), excluding covered other real estate owned, was $87.5 million and $40.3 million, respectively, at December 31, 2016 compared to $84.1 million and $43.9 million, respectively, at December 31, 2015. Continued weakness or resumed deterioration in the economy, real estate markets or unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have given them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Because our allowance for loan losses represents an estimate of inherent losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly if there is deterioration in general economic or market conditions or events that adversely affect specific customers. In 2016, we charged off $16.9 million in loans, excluding covered loans, (net of recoveries) and increased our allowance for loan losses, excluding the allowance for covered loans, from $105.4 million at December 31, 2015 to $122.3 million at December 31, 2016. The increase in allowance in 2016 was primarily the result of significant loan growth during the period. Our allowance for loan losses, excluding the allowance for covered loans, represents 0.62% of total loans, excluding covered loans outstanding at December 31, 2016 and 2015.

Although we believe our loan loss allowance is adequate to absorb reasonably estimable losses in our loan portfolio, if our estimates are inaccurate and our actual loan losses exceed the amount that is anticipated, or if the loss assumptions we used in calculating our reserves are significantly different from those we actually experience, our financial condition and liquidity could be materially adversely affected.

For more information regarding our allowance for loan losses, see “Loan Portfolio and Asset Quality” under Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

A significant portion of our loan portfolio is comprised of commercial loans, the repayment of which is largely dependent upon the financial success and economic viability of the borrower.

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy remains weak for a prolonged period or experiences further deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $6.0 billion or 30% of our total loan portfolio, at December 31, 2016, compared to $4.7 billion, or 27% of our total loan portfolio, at December 31, 2015.

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

As of both December 31, 2016 and 2015, approximately 41% and 43%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties, including the Chicago metropolitan area and southern Wisconsin, in which a majority of our real estate loans are concentrated. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $722.2 million and $641.5 million for the years ended December 31, 2016 and 2015, respectively.

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

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $11.5 million, $15.4 million and $7.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.

Our liquidity position may be negatively impacted if economic conditions do not continue to improve or if they decline.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations (see “ - Risks Related to Our Regulatory Environment - If we fail to meet our regulatory capital ratios, we may be forced to raise capital or sell assets”) and as we grow, internally and through acquisitions, the amount of capital required to support our operations grows as well. We may need to raise additional capital to support continued growth both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.

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

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2016, approximately 95% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of these assets, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale securities portfolio were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2016, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

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

An information technology failure of ours or a third party, or a cyberattack, information or security breach, could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

We are increasingly dependent upon computer and other information technology systems to manage our business. We rely upon information technology systems to process, record, monitor and disseminate information about our operations. In some cases, we depend on third parties to provide or maintain these systems. While we perform a review of controls instituted by our critical vendors in accordance with industry standards, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. Additionally, we must rely on our employees to safeguard access to our information technology systems and avoid inadvertent complicity with external security threats. Although we take protective measures and endeavor to modify them as circumstances warrant, the methods and techniques employed by perpetrators of fraud and others to attack, disable, degrade or sabotage platforms, systems and applications change frequently, are increasingly sophisticated and often are not fully recognizable or understood until after they have occurred, and we and our third-party service providers may be unable to anticipate certain attack methods in order to implement effective preventative measures or mitigate and remediate the damages caused in a timely manner. Accordingly, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, or if any of our financial, accounting or other data processing systems fail or have other significant shortcomings, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to significant litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us, as well as regulatory intervention. Security breaches in our online banking systems could also have an adverse effect on our reputation. Our systems may also be affected by events that are beyond our control, which may include, for example, electrical or telecommunications outages or other damage to our property or assets. Although we take precautions against malfunctions, security breaches and other cyberincidents, our efforts may not be adequate to prevent such occurrences that could materially adversely affect our business, financial condition and results of operations. Although we have not experienced any material losses relating to such occurrences, there can be no assurance that malfunctions, security breaches or other cyberincidents will not occur or that we will not suffer such losses in the future.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including the Federal Home Loan Bank (“FHLB”), commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. Any such losses could have material adverse effect on our business, financial condition and results of operations.

De novo operations often involve significant expenses and delayed returns and may negatively impact Wintrust's profitability.

Our financial results have been and will continue to be impacted by our strategy of branch openings and de novo bank formations. We expect to increase the opening of additional branches as market conditions improve and, if the interest rate environment and economic climate and regulatory conditions become favorable, may resume de novo bank formations. Based on our experience, we believe that it generally takes over 13 months for de novo banks to first achieve operational profitability, depending on the number of banking facilities opened, the impact of organizational and overhead expenses, the start-up phase of generating deposits and the time lag typically involved in redeploying deposits into attractively priced loans and other higher yielding earning assets. However, it may take longer than expected or more than the amount of time Wintrust has historically experienced for new banks and/or banking facilities to reach profitability, and there can be no guarantee that these branches or banks will ever be profitable. Moreover, the FDIC's enhanced supervisory period for de novo banks of three years, including higher capital requirements during this period, could also delay a new bank's ability to contribute to the Company's earnings and impact the Company's willingness to expand through de novo bank formation. To the extent we undertake additional de novo bank, branch and business formations, our level of reported net income, return on average equity and return on average assets will be impacted by startup costs associated with such operations, and it is likely to continue to experience the effects of higher expenses relative to operating income from the new operations. These expenses may be higher than we expected or than our experience has shown, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our accounting policies are fundamental to understanding our financial results and financial condition. Some of these policies require use of estimates and assumptions that affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses. From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes, such as the new CECL rule discussed above, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

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

The ability of a third party to acquire us is also limited under applicable banking regulations. The BHC Act requires any “bank holding company” (as defined in the BHC Act) to obtain the approval of the Federal Reserve prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act of 1978. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a “bank holding company” under the BHC Act. For purposes of calculating ownership thresholds under these banking regulations, bank regulators would likely at least take the position that the minimum number of shares, and could take the position that the maximum number of shares, of Wintrust common stock that a holder is entitled to receive pursuant to securities convertible into or settled in Wintrust common stock, including pursuant to Wintrust's warrants to purchase Wintrust common stock held by such holder, must be taken into account in calculating a shareholder's aggregate holdings of Wintrust common stock.

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

Our ability to profitably operate is dependent, in part, upon federal fiscal policies that cannot be predicted. We are particularly affected by the monetary policies of the Federal Reserve, which influence money supply in the United States. Any change in the United States’ monetary policy, or worsening federal budgetary pressures, could affect our access to capital. Additionally, any trend toward inflation, economic decline, destabilizing of financial markets, or other factors beyond our control may significantly affect consumer demand for our products and consumers’ ability to repay loans, reducing our results of operations.

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

Additional discussion of the Dodd-Frank Act may be found in this Annual Report on Form 10-K under “Business - Supervision and Regulation” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and Strategy - Financial Regulatory Reform” in Item 7.

Given the uncertainty associated with the manner in which many provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, particularly under a new Presidential administration, the full extent of the impact that its requirements will have on our operations is unclear. However, its requirements may, individually or in the aggregate, have a material adverse effect upon the Company's business, results of operations, cash flows and financial position.

Financial reform legislation and increased regulatory rigor around mortgage-related issues may reduce our ability to market our products to consumers and may limit our ability to profitably operate our mortgage business.

The Dodd-Frank Act also established the CFPB within the Federal Reserve, which now regulates consumer financial products and services. On July 21, 2011, many of the consumer financial protection functions previously assigned to other federal agencies shifted to the CFPB. The CFPB now has broad rulemaking authority over a wide range of consumer protection laws that apply to banks and other providers of consumer financial services, including the authority to prohibit “unfair, deceptive or abusive acts or practices,” and to enact regulations to ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The Dodd-Frank Act also required the CFPB to adopt a number of new specific regulatory requirements. These new rules may increase the costs of engaging in these activities for all market participants, including our subsidiaries. Additionally, the CFPB has broad supervisory, examination and enforcement authority. Although we and our subsidiary banks are not directly subject to CFPB examination, the actions taken by the CFPB may influence enforcement actions and positions taken by other federal and state regulators, including those with jurisdiction over us and our subsidiaries. In addition, in the wake of the mortgage crisis of the last few years, federal and state banking regulators are closely examining the mortgage and mortgage servicing activities of depository financial institutions. Should the regulatory agencies have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our profits. Finally, the Dodd-Frank Act authorizes state attorneys general and other state officials to enforce certain consumer protection rules issued by the CFPB.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013 and 2014, the CFPB issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower's ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make. In addition, regulation related to redlining, fair lending, Community Re-Investment Act compliance and BSA compliance create significant burdens which necessitate increased costs. Any failure to comply with any of these regulations could have a significant impact on our ability to operate, our ability to acquire or open new banks and/or result in meaningful fines.

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

In October 2012, the Federal Reserve published a final rule implementing the stress test requirements under the Dodd-Frank Act, which are designed to evaluate the sufficiency of a banking organization's capital to support its operations during periods of stress. As a bank holding company with between $10 billion and $50 billion in total consolidated assets, we were required to conduct annual stress tests based on scenarios provided by the Federal Reserve, and are required to publicly disclose the results of our stress tests. This stress test requirement has increased our compliance costs. We anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact our net income and our return on equity.

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

Non-compliance with the USA PATRIOT Act, BSA or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and the BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering or the funding of terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require certain financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in fines or sanctions. Several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Risks Related to Our Niche Businesses

Our premium finance business may involve a higher risk of delinquency or collection than our other lending operations, and could expose us to losses.

We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through our wholly owned subsidiary, FIFC, and financing for the payment of commercial insurance premiums in Canada through our wholly owned subsidiary, FIFC Canada. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2016, we had $2.5 billion of commercial insurance premium finance loans outstanding, of which $2.2 billion were originated in the U.S. by FIFC and $307.7 million were originated in Canada by FIFC Canada. Together, these loans represented 12% of our total loan portfolio as of such date.

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

FIFC and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers; however, one of the insurers represents approximately 13% of such balances and one additional insurer which represents approximately 5% of such balances. FIFC and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIFC and FIFC Canada can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIFC and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago. The Company’s banks operate through 155 banking facilities, the majority of which are owned. The Company owns 208 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area and southern Wisconsin. Excess space in certain properties is leased to third parties.

The Company’s wealth management subsidiaries have one location in downtown Chicago, one in Appleton, Wisconsin, and one in Tampa Bay, Florida, all of which are leased, as well as office locations at several of our banks. Wintrust Mortgage is headquartered in our corporate headquarters in Rosemont, Illinois and has 55 locations in 14 states, all of which are leased, as well as office locations at several of our banks. FIFC has one location in Northbrook, Illinois which is owned and locations in Jersey City, New Jersey, Long Island, New York and Newport Beach, California which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario, Mississauga, Ontario and Vancouver, British Columbia. Wintrust Asset Finance is located in our corporate headquarters in Rosemont, Illinois as well as locations in Frisco, Texas and Mishawaka, Indiana, both of which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. Wintrust Mortgage’s response to the amended complaint is due on March 1, 2017.

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

On August 13, 2015, BMO Harris Financial Advisors (“BHFA”) filed an arbitration demand with the FINRA seeking damages and a permanent injunction and a complaint with the Circuit Court for Cook County, Illinois seeking a temporary restraining order against one of its former financial advisors and a current financial advisor with WHI. A narrow and limited temporary injunction was entered and the matter was referred to FINRA for arbitration. In November 2015, BHFA added WHI as a co-defendant in the arbitration action, alleging that WHI tortiously interfered with BHFA’s contract with its former financial advisor. A hearing on the merits was held on September 12 - 15, 2016. On October 11, 2016, the FINRA panel issued a damages award against WHI for $1,537,500. The parties agreed to settle the matter for a reduced amount on November 3, 2016.

In addition, the Company and its subsidiaries, from time to time, are subject to pending and threatened legal action and proceedings arising in the ordinary course of business.

Based on information currently available and upon consultation with counsel, management believes that the eventual outcome of any pending or threatened legal actions and proceedings described above, including our ordinary course litigation, will not have a material adverse effect on the operations or financial condition of the Company. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations or financial condition for a particular period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2016 and 2015.

	2016		2015
	High	Low	High	Low
Fourth Quarter	$73.94	$51.66	$55.00	$47.32
Third Quarter	56.03	48.44	55.79	48.83
Second Quarter	54.09	42.15	54.00	46.77
First Quarter	47.96	37.96	48.81	41.04

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

	2011	2012	2013	2014	2015	2016
Wintrust Financial Corporation	100.00	130.84	164.42	166.70	172.98	258.72
NASDAQ — Total US	100.00	116.43	155.41	174.78	175.62	198.47
NASDAQ — Bank Index	100.00	134.74	184.08	205.85	210.40	266.24

Approximate Number of Equity Security Holders

As of February 21, 2017, there were approximately 1,702 shareholders of record of the Company’s common stock.

Dividends on Common Stock

The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve a semi-annual dividend until quarterly dividends were approved starting in 2014. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's 5.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series C (the “Series C Preferred Stock”), the terms of the Company's Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on December 15, 2014 and subsequently amended in December 2015 and December 2016, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold.

The following is a summary of the cash dividends paid in 2016 and 2015:

Record Date	Payable Date	Dividend per Share
November 10, 2016	November 25, 2016	$0.12
August 11, 2016	August 25, 2016	$0.12
May 12, 2016	May 26, 2016	$0.12
February 11, 2016	February 25, 2016	$0.12
November 12, 2015	November 27, 2015	$0.11
August 6, 2015	August 20, 2015	$0.11
May 7, 2015	May 21, 2015	$0.11
February 5, 2015	February 19, 2015	$0.11

On January 26, 2017, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.14 per share of outstanding common stock. The dividend was paid on February 23, 2017 to shareholders of record as of February 9, 2017.

Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The banks’ ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2016, 2015 and 2014, the banks and certain wealth management subsidiaries paid $59.0 million, $22.2 million and $77.0 million, respectively, in dividends to the Company.

Reference is also made to Note 18 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in Item 7 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2016. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Selected Financial Condition Data (at end of year):
Total assets	$25,668,553	$22,909,348	$19,998,840	$18,081,756	$17,497,927
Total loans, excluding loans held-for-sale and covered loans	19,703,172	17,118,117	14,409,398	12,896,602	11,828,943
Total deposits	21,658,632	18,639,634	16,281,844	14,668,789	14,428,544
Junior subordinated debentures	253,566	268,566	249,493	249,493	249,493
Total shareholders’ equity	2,695,617	2,352,274	2,069,822	1,900,589	1,804,705
Selected Statements of Income Data:
Net interest income	$722,193	$641,529	$598,575	$550,627	$519,516
Net revenue (1)	1,047,623	913,126	813,815	773,024	745,608
Net income	206,875	156,749	151,398	137,210	111,196
Net income per common share – Basic	3.83	3.05	3.12	3.33	2.81
Net income per common share – Diluted	3.66	2.93	2.98	2.75	2.31
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin	3.24%	3.34%	3.51%	3.49%	3.47%
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.26	3.36	3.53	3.50	3.49
Non-interest income to average assets	1.34	1.29	1.15	1.27	1.37
Non-interest expense to average assets	2.81	2.99	2.93	2.88	2.96
Net overhead ratio (3)	1.47	1.70	1.77	1.61	1.59
Return on average assets	0.85	0.75	0.81	0.79	0.67
Return on average common equity	8.37	7.15	7.77	7.56	6.60
Return on average tangible common equity (non-GAAP) (2)	10.90	9.44	10.14	9.93	8.70
Average total assets	$24,292,231	$20,999,837	$18,685,341	$17,449,195	$16,507,694
Average total shareholders’ equity	2,549,929	2,232,989	1,993,959	1,856,706	1,696,276
Average loans to average deposits ratio (excluding covered loans)	90.9%	89.9%	89.9%	88.9%	87.8%
Average loans to average deposits ratio (including covered loans)	91.4	91.0	91.7	92.1	92.6%
Common Share Data at end of year:
Market price per common share	$72.57	$48.52	$46.76	$46.12	$36.70
Book value per common share (2)	$47.12	$43.42	$41.52	$38.47	$37.78
Tangible common book value per share (2)	$37.08	$33.17	$32.45	$29.93	$29.28
Common shares outstanding	51,880,540	48,383,279	46,805,055	46,116,583	36,858,355
Other Data at end of year: (5)
Leverage Ratio	8.9%	9.1%	10.2%	10.5%	10.0%
Tier 1 capital to risk-weighted assets	9.7	10.0	11.6	12.2	12.1
Common Equity Tier 1 capital to risk-weighted assets	8.6	8.4	N/A	N/A	N/A
Total capital to risk-weighted assets	11.9	12.2	13.0	12.9	13.1
Allowance for credit losses (4)	$123,964	$106,349	$92,480	$97,641	$121,988
Non-performing loans	87,454	84,057	78,677	103,334	118,083
Allowance for credit losses(4) to total loans, excluding covered loans	0.63%	0.62%	0.64%	0.76%	1.03%
Non-performing loans to total loans, excluding covered loans	0.44	0.49	0.55	0.80	1.00
Number of:
Bank subsidiaries	15	15	15	15	15
Banking offices	155	152	140	124	111

(1)	Net revenue includes net interest income and non-interest income

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.

(3)
The net overhead ratio is calculated by netting total non-interest expense and total non-interest income, annualizing this amount, and dividing by that period’s total average assets. A lower ratio indicates a higher degree of efficiency.

(4)	The allowance for credit losses includes both the allowance for loan losses and the allowance for unfunded lending-related commitments, but excludes the allowance for covered loan losses.

(5)	Asset quality ratios exclude covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A on page 23 of this Annual Report on Form 10-K, as well as other risks and uncertainties set forth from time to time in the Company’s other filings with the SEC. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

•
adverse effects on our information technology systems resulting from failures, human error or cyberattack, any of which could result in an information or security breach, the disclosure or misuse of confidential or proprietary information, significant legal and financial losses and reputational harm;

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

Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances after the date of this Annual Report on Form 10-K, except as required by law. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2016. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Annual Report on Form 10-K.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage % or Basis Point (bp) Change	Percentage % or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2016	2015	2014	2015 to 2016	2014 to 2015
Net income	$206,875	$156,749	$151,398	32%	4%
Net income per common share — Diluted	3.66	2.93	2.98	25	(2)
Net revenue (1)	1,047,623	913,126	813,815	15	12
Net interest income	722,193	641,529	598,575	13	7
Net interest margin	3.24%	3.34%	3.51%	(10) bp	(17) bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.26	3.36	3.53	(10)	(17)
Net overhead ratio (3)	1.47	1.70	1.77	(23)	(7)
Return on average assets	0.85	0.75	0.81	10	(6)
Return on average common equity	8.37	7.15	7.77	122	(62)
Return on average tangible common equity (non-GAAP) (2)	10.90	9.44	10.14	146	(70)
At end of period
Total assets	$25,668,553	$22,909,348	$19,998,840	12%	15%
Total loans, excluding loans held-for-sale, excluding covered loans	19,703,172	17,118,117	14,409,398	15	19
Total loans, including loans held-for-sale, excluding covered loans	20,121,546	17,506,155	14,760,688	15	19
Total deposits	21,658,632	18,639,634	16,281,844	16	14
Total shareholders’ equity	2,695,617	2,352,274	2,069,822	15	14
Book value per common share (2)	$47.12	$43.42	$41.52	9	5
Tangible common book value per common share (2)	37.08	33.17	32.45	12	2
Market price per common share	72.57	48.52	46.76	50	4
Excluding covered loans:
Allowance for credit losses to total loans(4)	0.63%	0.62%	0.64%	1 bp	(2) bp
Non-performing loans to total loans	0.44	0.49	0.55	(5)	(6)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

NON-GAAP FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), taxable-equivalent net interest margin (including its individual components), the taxable-equivalent efficiency ratio, tangible common equity ratio, tangible common book value per share and return on average tangible common equity. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the Company's interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2016	2015	2014	2013	2012
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$812,457	$718,464	$671,267	$630,709	$627,021
Taxable-equivalent adjustment:
-Loans	2,282	1,431	1,128	842	576
-Liquidity management assets	3,630	3,221	2,000	1,407	1,363
-Other earning assets	40	57	41	11	8
(B) Interest Income - FTE	$818,409	$723,173	$674,436	$632,969	$628,968
(C) Interest Expense (GAAP)	90,264	76,935	72,692	80,082	107,505
(D) Net interest Income - FTE (B minus C)	$728,145	$646,238	$601,744	$552,887	$521,463
(E) Net Interest Income (GAAP) (A minus C)	$722,193	$641,529	$598,575	$550,627	$519,516
Net interest margin (GAAP-derived)	3.24%	3.34%	3.51%	3.49%	3.47%
Net interest margin — FTE	3.26	3.36	3.53	3.50	3.49
(F) Non-interest income	$325,430	$271,597	$215,240	$222,397	$226,092
(G) Gains (losses) on investment securities, net	7,645	323	(504)	(3,000)	4,895
(H) Non-interest expense	681,685	628,419	546,847	502,551	489,040
Efficiency ratio (H/(E+F-G))	65.55%	68.84%	67.15%	64.76%	66.02%
Efficiency ratio - FTE (H/(D+F-G))	65.18	68.49	66.89	64.57	65.85
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders' equity	$2,695,617	$2,352,274	$2,069,822	$1,900,589	$1,804,705
(I) Less: Convertible preferred stock	(126,257)	(126,287)	(126,467)	(126,477)	(176,406)
Less: Non-convertible preferred stock	(125,000)	(125,000)	—	—	—
Less: Goodwill and other intangible assets	(520,438)	(495,970)	(424,445)	(393,760)	(366,348)
(J) Total tangible common shareholders’ equity	$1,923,922	$1,605,017	$1,518,910	$1,380,352	$1,261,951
Total assets	$25,668,553	$22,909,348	$19,998,840	$18,081,756	$17,497,927
Less: Goodwill and other intangible assets	(520,438)	(495,970)	(424,445)	(393,760)	(366,348)
(K) Total tangible assets	$25,148,115	$22,413,378	$19,574,395	$17,687,996	$17,131,579
Tangible common equity ratio (J/K)	7.7%	7.2%	7.8%	7.8%	7.4%
Tangible common equity ratio, assuming full conversion of preferred stock ((J-I)/K)	8.2	7.7	8.4	8.5	8.4
Calculation of book value per common share
Total shareholders’ equity	$2,695,617	$2,352,274	$2,069,822	$1,900,589	$1,804,705
Less: Preferred stock	(251,257)	(251,287)	(126,467)	(126,477)	(176,406)
(L) Total common equity	$2,444,360	$2,100,987	$1,943,355	$1,774,112	$1,628,299
Actual common shares outstanding	51,881	48,383	46,805	46,117	36,858
Add: Tangible Equity Unit conversion shares	—	—	—	—	6,241
(M) Common shares used for book value calculation	51,881	48,383	46,805	46,117	43,099
Book value per common share (L/M)	$47.12	$43.42	$41.52	$38.47	$37.78
Tangible common book value per share (J/M)	37.08	33.17	32.45	29.93	29.28

Calculation of return on average common equity
(N) Net income applicable to common shares	$192,362	$145,880	$145,075	$128,815	$102,103
Add: After-tax intangible asset amortization	2,986	2,879	2,881	2,828	2,668
(O) Tangible net income applicable to common shares	$195,348	$148,759	$147,956	$131,643	$104,771
Total average shareholders' equity	$2,549,929	$2,232,989	$1,993,959	$1,856,706	$1,696,276
Less: Average preferred stock	(251,258)	(191,416)	(126,471)	(153,724)	(149,373)
(P) Total average common shareholders' equity	$2,298,671	$2,041,573	$1,867,488	$1,702,982	$1,546,903
Less: Average intangible assets	(506,241)	(466,225)	(408,642)	(376,762)	(342,969)
(Q) Total average tangible common shareholders’ equity	$1,792,430	$1,575,348	$1,458,846	$1,326,220	$1,203,934
Return on average common equity (N/P)	8.37%	7.15%	7.77%	7.56%	6.60%
Return on average tangible common equity (O/Q)	10.90	9.44	10.14	9.93	8.70

OVERVIEW AND STRATEGY

2016 Highlights

The Company recorded net income of $206.9 million for the year of 2016 compared to $156.7 million and $151.4 million for the years of 2015 and 2014, respectively. The results for 2016 demonstrate continued operating strengths including strong loan and deposit growth driving higher net interest income, increased mortgage banking revenue, higher fees from customer interest rate swaps, growth in the leasing business and improved credit quality metrics.

The Company increased its loan portfolio, excluding covered loans, from $17.1 billion at December 31, 2015 to $19.7 billion at December 31, 2016. This increase was primarily a result of the Company’s commercial banking initiative, growth in the commercial real estate and life insurance premium finance receivables portfolios and acquisitions during the period. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2016, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources including the public issuance of 3,000,000 shares of the Company's common stock in June 2016. At December 31, 2016, the Company had overnight liquid funds and interest-bearing deposits with banks of $1.3 billion compared to $883.6 million at December 31, 2015.

The Company recorded net interest income of $722.2 million in 2016 compared to $641.5 million and $598.6 million in 2015 and 2014, respectively. The higher level of net interest income recorded in 2016 compared to 2015 resulted primarily from a $3.1 billion increase in average earning assets. The increase in average earning assets was partially offset by a 10 basis point decline in the net interest margin in 2016.

Non-interest income totaled $325.4 million in 2016, increasing $53.8 million, or 20%, compared to 2015. The increase in non-interest income in 2016 compared to 2015 was primarily attributable to an increase in mortgage banking revenues, higher operating lease income from growth in our leasing divisions, a gain on the extinguishment of junior subordinated debentures, higher gains realized on investment securities, higher fees from customer interest rate swap fees and an increase in service charges on deposits (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $681.7 million in 2016, increasing $53.3 million, or 8%, compared to 2015. The increase compared to 2015 was primarily attributable to a $23.1 million increase in salaries and employee benefits, higher FDIC insurance, increased equipment and occupancy, data processing and professional fees, and higher marketing expenses. The increase in salaries and employee benefits was, specifically, attributable to a $13.1 million increase in salaries resulting from additional employees from acquisitions and larger staffing as the Company grew, an $8.3 million increase in commissions and incentive compensation primarily attributable to the Company's long-term incentive program, and an $1.7 million increase in employee benefits due to higher payroll taxes.

The Current Economic Environment

The economic environment in 2016 was characterized by continued low interest rates and continued competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

Net Interest Income

The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing deposits. These deposits as a percentage of total deposits were 27% on December 31, 2016 as compared to 26% on December 31, 2015. In 2016, the Company's net interest margin declined to 3.24% (3.26% on a fully tax-equivalent basis) as compared to 3.34% in 2015 (3.36% on a fully tax-equivalent basis) primarily as a result of a reduction in loan yields due to pricing pressures, run-off of the covered loan portfolio and a higher cost on interest-bearing liabilities. However, as a result of the growth in earning assets and improvement in funding mix, the Company increased net interest income by $80.7 million in 2016 compared to 2015.

The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2016, the Company recognized $11.5 million in fees on covered call options.

In preparation for a rising rate environment, the Company, having the ability and positive intent to hold certain securities until maturity, transferred $862.7 million of securities from available-for-sale classification to held-to-maturity classification in 2015. For more information see Note 3, “Investment Securities,” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

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

Non-Interest Income

In preparation for a rising rate environment, the Company has purchased interest rate cap contracts to offset the negative impact on the net interest margin in a rising rate environment caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities. As of December 31, 2016, the Company held one interest rate cap derivative with a total notional value of $100.0 million which was not designated as an accounting hedge but was considered to be an economic hedge for the potential rise in interest rates. Because it was not an accounting hedge, fluctuations in the fair value of the cap was recorded in earnings. In 2016, the Company recognized $96,000 in trading losses related to the mark to market of the interest rate cap. For more information see Note 20, “Derivative Financial Instruments,” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

The interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $128.7 million in 2016 and $115.0 million in 2015, representing 12% of total net revenue in 2016 and 13% in 2015. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. Mortgage originations totaled $4.4 billion and $3.9 billion in 2016 and 2015, respectively. In 2016, approximately 58% of originations were mortgages associated with new home purchases while 42% of originations were related to refinancing of mortgages. Assuming the housing market continues to improve and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.

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

Potentially impacting the cost control strategies discussed above, the Company anticipates increased costs resulting from the changing regulatory environment in which we operate. We have already experienced increases in compliance-related costs and compliance with the Dodd-Frank Act requires us to invest significant additional management attention and resources.

Credit Quality

The Company's credit quality metrics improved in 2016 compared to 2015. The Company continues to actively address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality. Management primarily reviews credit quality excluding covered loans as those loans are obtained through FDIC-assisted acquisitions and therefore potential credit losses are subject to indemnification by the FDIC.

In particular:

•
The Company’s 2016 provision for credit losses, excluding covered loans, totaled $34.8 million, compared to $33.7 million in 2015 and $22.9 million in 2014. Net charge-offs, excluding covered loans, decreased to $16.9 million in 2016 (of which $5.3 million related to commercial and commercial real estate loans), compared to $19.2 million in 2015 (of which $6.5 million related to commercial and commercial real estate loans) and $27.2 million in 2014 (of which $17.4 million related to commercial and commercial real estate loans).

•
The Company's allowance for loan losses, excluding covered loans, increased to $122.3 million at December 31, 2016, reflecting an increase of $16.9 million, or 16%, when compared to 2015. At December 31, 2016, approximately $51.4 million, or 42%, of the allowance for loan losses, excluding covered loans, was associated with commercial real estate loans and another $44.5 million, or 36%, was associated with commercial loans.

•
The Company has significant exposure to commercial real estate. At December 31, 2016, $6.2 billion, or 31%, of our loan portfolio, excluding covered loans, was commercial real estate, with approximately 90% located in our market area. The commercial real estate loan portfolio, excluding purchased credit impaired (“PCI”) loans, was comprised of $715.0 million related to land and construction, $867.7 million related to office buildings loans, $912.6 million related to retail loans, $770.6 million related to industrial use, $807.6 million related to multi-family loans and $2.0 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of December 31, 2016, the Company had approximately $21.9 million of non-performing commercial real estate loans representing approximately 0.35% of the total commercial real estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $87.5 million (of which $21.9 million, or 25%, was related to commercial real estate) at December 31, 2016, an increase of $3.4 million compared to December 31, 2015.

•
The Company’s other real estate owned, excluding covered other real estate owned, decreased by $3.7 million, to $40.3 million during 2016, from $43.9 million at December 31, 2015. The decrease in other real estate owned is primarily a result of disposals during 2016. The $40.3 million of other real estate owned as of December 31, 2016 was comprised of $30.9 million of commercial real estate property, $8.1 million of residential real estate property and $1.3 million of residential real estate development property.

During 2016, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Since 2009, the Company has attempted to liquidate as many non-performing loans and assets as possible. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities presented by this volatile economic environment.

Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. The Company has restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2016, approximately $41.7 million in loans had terms modified representing troubled debt restructurings (“TDRs”), with $29.9 million of these TDRs continuing in accruing status. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K for additional discussion of TDRs.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $4.2 million and $4.0 million at December 31, 2016 and 2015, respectively.

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

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized an increase of $13.7 million in mortgage banking revenue in 2016 compared to 2015 as a result of higher origination volumes in 2016. Mortgage originations totaled $4.4 billion and $3.9 billion in 2016 and 2015, respectively.

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

In determining the timing of the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. While expansion activity from 2007 through 2009 had been at a level below earlier periods in our history, we resumed the formation of additional branches and acquisitions of additional banks starting in 2010. See discussion of 2016 and 2015 acquisition activity in the “Recent Acquisition Transactions” section below.

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

Financing of Commercial Insurance Premiums

The primary driver of profitability related to the financing of commercial insurance premiums is the net interest spread that FIFC and FIFC Canada can produce between the yields on the loans generated and the cost of funds allocated to the business unit. The commercial insurance premium finance business is a competitive industry and yields on loans are influenced by the market rates offered by our competitors. The majority of loans originated by FIFC are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. We fund these loans primarily through our deposits, the cost of which is influenced by competitors in the retail banking markets in our market area.

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

Financial Regulatory Reform

The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. Our banking regulators have introduced, and continue to introduce, new regulations, supervisory guidance, and enforcement actions related to the Dodd-Frank Act. We are unable to predict the nature, extent, or impact of any additional changes to statutes or regulations, including the interpretation, implementation, or enforcement thereof, which may occur in the future, particularly under a new Presidential administration.

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

There are additional proposals to further amend some of these statutes and their implementing regulations, and there may be additional proposals or final amendments in 2017 or beyond. For example, proposals to reform the residential mortgage market may include changes to the operations of Fannie Mae and Freddie Mac (including potential winding down of operations), and reduction of mortgage loan products available in Federal Housing Administration programs.

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

Banking institutions (except for large, internationally active financial institutions) became subject to Basel III on January 1, 2015. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commenced on January 1, 2016 and extend until 2019. We believe that we will continue to exceed all well-capitalized regulatory requirements on a fully phased-in basis.

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

Recent Acquisition Transactions

Acquisition of First Community Financial Corporation

On November 18, 2016, the Company completed its acquisition of First Community Financial Corporation (“FCFC”). FCFC was the parent company of First Community Bank. First Community Bank was merged into the Company's wholly-owned subsidiary St. Charles Bank. In addition to two banking locations in Elgin, Illinois, the Company acquired approximately $187.2 million in assets, including $79.2 million of loans, and assumed approximately $150.3 million in deposits.

Acquisition of select performing loans and related relationships from an affiliate of GE Capital Franchise Finance

On August 19, 2016, the Company, through its wholly-owned subsidiary Lake Forest Bank, completed its acquisition of approximately $561.4 million in select performing loans and related relationships from an affiliate of GE Capital Franchise Finance, which were added to the Company's existing franchise finance portfolio. The loans are to franchise operators (primarily quick service restaurant concepts) in the Midwest and in the Western portion of the United States.

Acquisition of Generations Bancorp, Inc.

On March 31, 2016, the Company completed its acquisition of Generations Bancorp, Inc. (“Generations”). Generations was the parent company of Foundations Bank (“Foundations”). Foundations was merged into the Company's wholly-owned subsidiary

Town Bank. In addition to a banking location in Pewaukee, Wisconsin, the Company acquired approximately $134.2 million in assets, including $67.4 million in loans, and assumed approximately $100.2 million in deposits.

Acquisition of Community Financial Shares, Inc.

On July 24, 2015, the Company completed its acquisition of Community Financial Shares, Inc (“CFIS”). CFIS was the parent company of Community Bank - Wheaton/Glen Ellyn (“CBWGE”). CBWGE was merged into the Company's wholly-owned subsidiary Wheaton Bank. In addition to the banking facilities the Company acquired approximately $350.5 million of assets, including $159.5 million of loans, and assumed approximately $290.0 million of deposits.

Acquisition of Suburban Illinois Bancorp, Inc.

On July 17, 2015, the Company completed its acquisition of Suburban Illinois Bancorp, Inc. (“Suburban”). Suburban was the parent company of Suburban Bank & Trust Company (“SBT”). SBT was merged into the Company's wholly-owned subsidiary Hinsdale Bank. In addition to the banking facilities, the Company acquired approximately $494.7 million of assets, including $257.8 million of loans, and assumed approximately $416.7 million of deposits.

Acquisition of North Bank

On July 1, 2015, the Company, through its wholly-owned subsidiary Wintrust Bank, completed its acquisition of North Bank. Through this transaction the Company acquired two banking locations in downtown Chicago. In addition to the banking facilities, the Company acquired approximately $117.9 million of assets, including $51.6 million of loans, and assumed approximately $101.0 million of deposits.

Acquisition of Delavan Bancshares, Inc.

On January 16, 2015 the Company completed its acquisition of Delavan. Delavan was the parent company of Community Bank CBD. Community Bank CBD was merged into the Company's wholly-owned subsidiary Town Bank. In addition to the banking facilities, the Company acquired approximately $224.1 million of assets, including $128.0 million of loans and assumed approximately $170.2 million of deposits.

Acquisition of bank facilities and certain related deposits of Talmer Bank & Trust

On August 8, 2014, the Company, through its subsidiary Town Bank, completed its acquisition of certain branch offices and deposits of Talmer Bank & Trust. Through this transaction, Town Bank acquired eleven branch offices and approximately $354.9 million in deposits.

Acquisition of a bank facility and certain related deposits of THE National Bank

On July 11, 2014, the Company, through its subsidiary Town Bank, completed its acquisition of the Pewaukee, Wisconsin branch of THE National Bank. In addition to the banking facility, Town Bank acquired approximately $94.1 million of assets, including $75.0 million of loans and approximately $36.2 million of deposits.

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

Acquisition of a bank facility and certain assets and liabilities of Baytree National Bank &Trust Company

On February 28, 2014, the Company, through its subsidiary Lake Forest Bank and Trust Company (“Lake Forest Bank”), completed an acquisition of a bank branch from Baytree National Bank & Trust Company. In addition to the banking facility, Lake Forest Bank acquired certain assets and approximately $15 million of deposits.

Other Completed Transactions

Public Issuance of the Company's Common Stock

In June 2016, the Company issued through a public offering a total of 3,000,000 shares of its common stock. Net proceeds to the Company totaled approximately $152.9 million.

Issuance of Series D Preferred Stock

In June 2015, the Company issued and sold 5,000,000 shares of fixed-to-floating rate non-cumulative perpetual preferred stock, Series D, no par value per share (the “Series D Preferred Stock”), with a liquidation preference of $25 per share for $125.0 million in a public offering. Dividends on the Series D Preferred Stock are payable quarterly in arrears when, as and if declared by the Company's Board of Directors or a duly authorized committee thereof (collectively, the “Board”) at a rate of 6.50% per annum on the liquidation preference of $25 per share from the original issuance date to, but excluding, July 15, 2025. From (and including) July 15, 2025, dividends on the Series D Preferred Stock will be payable quarterly in arrears, when, as and if declared by the Board, at a floating rate equal to the then-applicable three-month LIBOR (as defined in the Certificate of Designations) plus a spread of 4.06% per annum. The dividend rate of such floating rate dividend will be reset quarterly. The Company received proceeds, after deducting underwriting discounts, commissions and related costs, of approximately $120.8 million from the issuance, which were intended to be used for general corporate purposes.

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

Allowance for Loan Losses, Allowance for Covered Loan Losses and Allowance for Losses on Lending-Related Commitments

The allowance for loan losses and the allowance for covered loan losses represent management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which are susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments and letters of credit, which relates to certain amounts the Company is committed to lend but for which funds have not yet been disbursed. See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in Item 8 and the section titled “Loan Portfolio and Asset Quality” in Item 7 for a description of the methodology used to determine the allowance for loan losses, allowance for covered loan losses and the allowance for lending-related commitments.

Loans Acquired with Evidence of Credit Quality Deterioration since Origination

Under accounting guidance applicable to loans acquired with evidence of credit quality deterioration since origination, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining estimated life of the loans, using the effective-interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows, including the impact of prepayments, will result in reclassifications to/from the nonaccretable difference.

Estimations of Fair Value

A portion of the Company’s assets and liabilities are carried at fair value on the Consolidated Statements of Condition, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable accounting principles generally accepted in the United States. These include the Company’s trading account securities, available-for-sale securities, derivatives, mortgage loans held-for-sale, certain loans held-for-investment and mortgage servicing rights (“MSRs”). The determination of fair value is important for certain other assets, including goodwill and other intangible assets, impaired loans, and other real estate owned that are periodically evaluated for impairment using fair value estimates.

Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 21, “Fair Value of Assets and Liabilities,” to the Consolidated Financial Statements in Item 8 for a further discussion of fair value measurements.

Impairment Testing of Goodwill

The Company performs impairment testing of goodwill on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. Using a qualitative approach, the Company reviews any recent events or circumstances that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These events and circumstances include the performance of the Company, the condition of the banking industry and general economic environment and other factors. If the Company determines it is not more likely than not that there is impairment based on an evaluation of these events and circumstances, the Company may forgo the two-step quantitative approach.

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

Under both a qualitative and quantitative approach, the goodwill impairment analysis requires management to make subjective judgments in determining if an indicator of impairment has occurred. Events and factors that may significantly affect the analysis include: a significant decline in the Company’s expected future cash flows, a substantial increase in the discount rate, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in legal factors or in the business climate. Other factors might include changing competitive forces, customer behaviors and attrition, revenue trends, cost structures, along with specific industry and market conditions. Adverse change in these factors could have a significant impact on the recoverability of intangible assets and could have a material impact on the Company’s consolidated financial statements.

As of December 31, 2016, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2016 goodwill impairment testing, no goodwill impairment was indicated for any of the reporting units on their respective annual testing dates.

Derivative Instruments

The Company utilizes derivative instruments to manage risks such as interest rate risk or market risk. The Company’s policy prohibits using derivatives for speculative purposes.

Accounting for derivatives differs significantly depending on whether a derivative is designated as an accounting hedge, which is a transaction intended to reduce a risk associated with a specific asset or liability or future expected cash flow at the time it is purchased. In order to qualify as an accounting hedge, a derivative must be designated as such at inception by management and meet certain criteria. Management must also continue to evaluate whether the instrument effectively reduces the risk associated with that item. To determine if a derivative instrument continues to be an effective hedge, the Company must make assumptions and judgments about the continued effectiveness of the hedging strategies and the nature and timing of forecasted transactions. If the Company’s hedging strategy were to become ineffective, hedge accounting would no longer apply and the reported results of operations or financial condition could be materially affected.

Income Taxes

The Company is subject to the income tax laws of the United States, its states, Canada and other jurisdictions where it conducts business. These laws are complex and subject to potentially different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. Management reviews its uncertain tax positions and recognition of the benefits of such positions on a regular basis.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, if business events or circumstances warrant.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 155 offices at the end of 2016. FIFC has matured from its limited operations in 1991 to a company that generated, on a national basis, $6.2 billion in premium finance receivables in 2016 within the United States. FIFC Canada, acquired in 2012, originated $621.6 million in Canadian commercial premium finance receivables in 2016. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2016, totaled $206.9 million, or $3.66 per diluted common share, compared to $156.7 million, or $2.93 per diluted common share, in 2015, and $151.4 million, or $2.98 per diluted common share, in 2014. During 2016, net income increased by $50.1 million and earnings per diluted common share increased by $0.73. During 2015, net income increased by $5.3 million and earnings per diluted common share decreased by $0.05. Net income increased in 2016 as compared to 2015 primarily as a result of an increase in net interest income driven by growth in earning assets, an increase in mortgage banking revenues and operating lease income, partially offset by increased salary and employee benefits and operating lease equipment depreciation. Net income increased in 2015 as compared to 2014 primarily as a result of an increase in net interest income driven by growth in earning assets, an increase in mortgage banking revenues and higher fees on covered call options and customer interest rate swaps, partially offset by increased salary and employee benefits, equipment and occupancy costs and advertising and marketing expense.

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

Net interest income in 2016 totaled $722.2 million, up from $641.5 million in 2015 and $598.6 million in 2014, representing an increase of $80.7 million, or 13%, in 2016 and an increase of $43.0 million, or 7%, in 2015. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2016 and 2015. Average earning assets increased $3.1 billion, or 16%, in 2016 and $2.2 billion, or 13%, in 2015. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans, excluding covered loans, increased $2.6 billion, or 16%, in 2016 and $2.1 billion, or 15%, in 2015. Total average loans, excluding covered loans, as a percentage of total average earning assets were 83%, 83% and 82% in 2016, 2015 and 2014, respectively. The average yield on loans, excluding covered loans, was 3.96% in 2016, 4.01% in 2015 and 4.23% in 2014, reflecting a decrease of five basis points in 2016 and a decrease of 22 basis points in 2015. The lower loan yields in 2016 compared to 2015 and 2015 compared to 2014 are primarily a result of the negative impact of both competitive and economic pricing pressures. The average yield on liquidity management assets was 2.08% in 2016, 2.30% in 2015 and 2.15% in 2014, reflecting a decrease of 22 basis points in 2016 and an increase of 15 basis points in 2015. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 0.40% in 2016, 0.37% in 2015 and 0.39% in 2014, representing an increase of three basis points in 2016 and a decrease of two basis points in 2015. The lower level of interest bearing deposits rates in 2015 compared to 2014 was primarily due to continued downward re-pricing of retail deposits in recent years. As a result of the above, net interest margin decreased to 3.24% (3.26% on a fully tax-equivalent basis) in 2016 compared to 3.34% (3.36% on a fully tax-equivalent basis) in 2015.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2016, 2015 and 2014. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with this analysis and discussion of the financial condition and results of operations.

	Average Balance for the year ended December 31,			Interest for the year ended December 31,			Yield/Rate for the year ended December 31,
(Dollars in thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Assets
Interest bearing deposits with banks	$822,361	$524,163	$523,660	$4,236	$1,486	$1,472	0.52%	0.28%	0.28%
Investment securities	2,611,909	2,371,930	2,142,619	65,668	64,227	54,951	2.51	2.71	2.56
FHLB and FRB stock	120,726	90,004	81,000	4,287	3,232	2,920	3.55	3.59	3.60
Federal funds sold and securities purchased under resale agreements	7,484	6,409	14,171	4	4	25	0.06	0.05	0.17
Total liquidity management assets (1) (6)	$3,562,480	$2,992,506	$2,761,450	$74,195	$68,949	$59,368	2.08%	2.30%	2.15%
Other earning assets (1) (2) (6)	28,992	30,161	28,699	931	962	916	3.21	3.19	3.19
Loans, net of unearned income (1) (3) (6)	18,628,261	16,022,371	13,958,842	737,694	641,917	590,620	3.96	4.01	4.23
Covered loans	102,948	186,427	280,946	5,589	11,345	23,532	5.43	6.09	8.38
Total earning assets (6)	$22,322,681	$19,231,465	$17,029,937	$818,409	$723,173	$674,436	3.67%	3.76%	3.96%
Allowance for loan and covered loan losses	(118,229)	(103,459)	(100,586)
Cash and due from banks	248,507	249,488	234,194
Other assets	1,839,272	1,622,343	1,521,796
Total assets	$24,292,231	$20,999,837	$18,685,341
Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW and interest bearing demand deposits	$2,438,052	$2,246,451	$2,028,485	$4,014	$3,159	$2,472	0.16%	0.14%	0.12%
Wealth management deposits	1,877,020	1,456,289	1,227,072	8,206	3,702	1,836	0.44	0.25	0.15
Money market accounts	4,343,332	3,888,781	3,575,605	9,254	7,961	7,400	0.21	0.20	0.21
Savings accounts	1,887,748	1,610,603	1,453,559	3,313	2,415	2,430	0.18	0.15	0.17
Time deposits	4,074,734	4,069,180	4,185,876	33,622	31,626	34,273	0.83	0.78	0.82
Total interest bearing deposits	$14,620,886	$13,271,304	$12,470,597	$58,409	$48,863	$48,411	0.40%	0.37%	0.39%
FHLB advances	653,529	380,935	374,257	10,886	9,110	10,523	1.67	2.39	2.81
Other borrowings	248,753	232,895	132,331	4,355	3,627	1,773	1.75	1.56	1.34
Subordinated notes	138,912	138,812	76,844	7,111	7,105	3,906	5.12	5.12	5.08
Junior subordinated notes	254,591	258,203	249,493	9,503	8,230	8,079	3.67	3.14	3.19
Total interest-bearing liabilities	$15,916,671	$14,282,149	$13,303,522	$90,264	$76,935	$72,692	0.57%	0.54%	0.55%
Non-interest bearing deposits	5,409,923	4,144,378	3,062,338
Other liabilities	415,708	340,321	325,522
Equity	2,549,929	2,232,989	1,993,959
Total liabilities and shareholders’ equity	$24,292,231	$20,999,837	$18,685,341
Interest rate spread (4) (6)							3.10%	3.22%	3.41%
Less: Fully tax-equivalent adjustment				$(5,952)	$(4,709)	$(3,169)	(0.02)	(0.02)	(0.02)
Net free funds/contribution (5)	$6,406,010	$4,949,316	$3,726,415				0.16	0.14	0.12
Net interest income/margin (6) (GAAP)				$722,193	$641,529	$598,575	3.24%	3.34%	3.51%
Fully tax-equivalent adjustment				$5,952	$4,709	$3,169	0.02	0.02	0.02
Net interest income/margin (6) - FTE				$728,145	$646,238	$601,744	3.26	3.36	3.53

(1)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the years ended December 31, 2016, 2015 and 2014 were $6.0 million, $4.7 million and $3.2 million, respectively.

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

(6)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance ratio.

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income (on a tax-equivalent basis) and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2016 Compared to 2015			2015 Compared to 2014
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks	$1,619	$1,131	$2,750	$—	$14	$14
Investment securities	(4,943)	5,975	1,032	2,210	5,845	8,055
FHLB and FRB stock	(37)	1,092	1,055	(8)	320	312
Federal funds sold and securities purchased under resale agreements	—	—	—	(12)	(9)	(21)
Total liquidity management assets	$(3,361)	$8,198	$4,837	$2,190	$6,170	$8,360
Other earning assets	20	(34)	(14)	(14)	44	30
Loans, net of unearned income	(8,167)	103,093	94,926	(32,127)	83,121	50,994
Covered loans	(1,123)	(4,633)	(5,756)	(5,464)	(6,723)	(12,187)
Total interest income	$(12,631)	$106,624	$93,993	$(35,415)	$82,612	$47,197

Interest Expense:
Deposits — interest bearing:
NOW and interest bearing demand deposits	$369	$486	$855	$385	$302	$687
Wealth management deposits	2,197	2,307	4,504	1,006	860	1,866
Money market accounts	333	960	1,293	—	561	561
Savings accounts	444	454	898	(284)	269	(15)
Time deposits	2,097	(101)	1,996	(1,505)	(1,142)	(2,647)
Total interest expense — deposits	$5,440	$4,106	$9,546	$(398)	$850	$452
FHLB advances	(3,361)	5,137	1,776	(1,585)	172	(1,413)
Other borrowings	127	601	728	(545)	2,399	1,854
Subordinated notes	(2)	8	6	31	3,168	3,199
Junior subordinated notes	1,364	(91)	1,273	(126)	277	151
Total interest expense	$3,568	$9,761	$13,329	$(2,623)	$6,866	$4,243
Net interest income (GAAP)	$(16,199)	96,863	80,664	$(32,792)	75,746	42,954
Fully tax-equivalent adjustment	$624	$619	$1,243	$1,119	$421	$1,540
Net interest income - FTE	$(15,575)	$97,482	$81,907	$(31,673)	$76,167	$44,494

The changes in net interest income are created by changes in both interest rates and volumes. In the table above, volume variances are computed using the change in volume multiplied by the previous year’s rate. Rate variances are computed using the change in rate multiplied by the previous year’s volume. The change in interest due to both rate and volume has been allocated between factors in proportion to the relationship of the absolute dollar amounts of the change in each. The change in interest due to an additional day resulting from the 2016 leap year has been allocated entirely to the change due to volume.

Non-Interest Income

The following table presents non-interest income by category for 2016, 2015 and 2014:

	Years ended December 31,			2016 compared to 2015		2015 compared to 2014
(Dollars in thousands)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Brokerage	$25,519	$27,030	$30,438	$(1,511)	(6)%	$(3,408)	(11)%
Trust and asset management	50,499	46,422	40,905	4,077	9	5,517	13
Total wealth management	$76,018	$73,452	$71,343	$2,566	3%	$2,109	3%
Mortgage banking	128,743	115,011	91,617	13,732	12	23,394	26
Service charges on deposit accounts	31,210	27,384	23,307	3,826	14	4,077	17
Gains (losses) on investment securities	7,645	323	(504)	7,322	NM	827	NM
Fees from covered call options	11,470	15,364	7,859	(3,894)	(25)	7,505	95
Trading (losses) gains, net	91	(247)	(1,609)	338	NM	1,362	NM
Operating lease income, net	16,441	2,728	163	13,713	NM	2,565	NM
Other:
Interest rate swap fees	12,024	9,487	4,469	2,537	27	5,018	112
BOLI	3,594	4,622	2,700	(1,028)	(22)	1,922	71
Administrative services	4,409	4,252	3,893	157	4	359	9
Gain on extinguishment of debt, net	3,588	—	—	3,588	NM	—	NM
Miscellaneous	30,197	19,221	12,002	10,976	57	7,219	60
Total Other	$53,812	$37,582	$23,064	$16,230	43%	$14,518	63%
Total Non-Interest Income	$325,430	$271,597	$215,240	$53,833	20%	$56,357	26%
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.

Brokerage revenue is directly impacted by trading volumes. In 2016, brokerage revenue totaled $25.5 million, reflecting a decrease of $1.5 million, or 6%, compared to 2015. In 2015, brokerage revenue totaled $27.0 million, reflecting a decrease of $3.4 million, or 11%, compared to 2014. The decrease in brokerage revenue during 2016 compared to 2015 can be attributed to a decrease in customer transactional activity. The decrease in brokerage revenue in 2015 compared to 2014 can be attributed to decreased customer trading activity and a slightly down market.

Trust and asset management revenue totaled $50.5 million in 2016, an increase of $4.1 million, or 9%, compared to 2015. Trust and asset management revenue totaled $46.4 million in 2015, an increase of $5.5 million, or 13%, compared to 2014. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Higher asset levels from new customers and new financial advisors along with market appreciation helped drive revenue growth in 2016 compared to 2015 and 2015 compared to 2014.

Mortgage banking revenue totaled $128.7 million in 2016, $115.0 million in 2015, and $91.6 million in 2014, reflecting an increase of $13.7 million, or 12%, in 2016, and a increase of $23.4 million, or 26%, in 2015. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated or purchased for sale were $4.4 billion in 2016 compared to $3.9 billion in 2015, and $3.2 billion in 2014. The increase in volume is the result of a more favorable mortgage banking environment during 2016 as compared to 2015 and 2014. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company typically originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Retail originations	$4,020,788	$3,647,018	$3,012,067
Correspondent originations	365,551	256,759	170,617
(A) Total originations	$4,386,339	$3,903,777	$3,182,684

Purchases as a percentage of originations	58%	61%	70%
Refinances as a percentage of originations	42	39	30
Total	100%	100%	100%

(B) Production revenue (1)	$113,360	$112,683	$89,592
Production margin (B/A)	2.58%	2.89%	2.81%

(C) Loans serviced for others	$1,784,760	$939,819	$877,899
(D) MSRs, at fair value	19,103	9,092	8,435
Percentage of MSRs to loans serviced for others (D/C)	1.07%	0.97%	0.96%

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

Service charges on deposit accounts totaled $31.2 million in 2016, $27.4 million in 2015 and $23.3 million in 2014, reflecting an increase of 14% in 2016 and 17% in 2015. The increase in recent years is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.

The Company recognized $7.6 million of net gains on investment securities in 2016 compared to net gains of $323,000 in 2015 and net losses of $504,000 in 2014. The net gains in 2015 included a $2.4 million gain recognized on a non-cash exchange of equity securities. The Company did not recognize any other-than-temporary impairment charges in 2016 , 2015 and 2014.

Fees from covered call option transactions totaled $11.5 million in 2016, $15.4 million in 2015 and $7.9 million in 2014. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased primarily as a result of selling call options against a smaller volume of underlying securities resulting in lower premiums received by the Company in 2016 compared to 2015 and 2014. There were no outstanding call option contracts at December 31, 2016, December 31, 2015 or December 31, 2014.

The Company recognized $91,000 of trading gains in 2016 compared to trading losses of $247,000 in 2015 and trading losses of $1.6 million in 2014. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges, primarily interest rate cap instruments that the Company uses to manage interest rate risk, specifically in the event of future increases in short-term interest rates. The change in value of the cap derivatives reflects the present value of expected cash flows over the remaining life of the caps. These expected cash flows are derived from the expected path for and a measure of volatility of short-term interest rates.

Operating lease income totaled $16.4 million in 2016 compared to $2.7 million in 2015 and $163,000 in 2014. The increase in 2016 and 2015 is primarily related to growth in business from the Company's leasing divisions.

Interest rate swap fee revenue totaled $12.0 million in 2016, $9.5 million in 2015 and $4.5 million in 2014. Swap fee revenues result from interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates. The increase in swap fee revenue in 2016 compared to 2015 and 2014 primarily results from an increase in interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.

Bank owned life insurance (“BOLI”) generated non-interest income of $3.6 million in 2016, $4.6 million in 2015 and $2.7 million in 2014. This income typically represents adjustments to the cash surrender value of BOLI policies. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $141.6 million at December 31, 2016 and $136.2 million at December 31, 2015, and is included in other assets.

Administrative services revenue generated by Tricom was $4.4 million in 2016, $4.3 million in 2015 and $3.9 million in 2014. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category. The increases in recent years are a result of an increase in the volume of Tricom’s client billings.

The $3.6 million net gain on extinguishment of debt in 2016 was the result of the extinguishment of $15.0 million of junior subordinated debentures that resulted in a $4.3 million gain, partially offset by a $717,000 loss as a result of the prepayment of $262.4 million of FHLB advances.

Miscellaneous other non-interest income totaled $30.2 million in 2016, $19.2 million in 2015 and $12.0 million in 2014. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. The increase in miscellaneous other income for 2016 compared to 2015 primarily resulted from a $2.4 million positive foreign currency remeasurement adjustment related to the company's Canadian subsidiary, lower losses on sales of assets and $2.6 million in higher commitment fees. The increase in miscellaneous other income for 2015 compared to 2014 primarily resulted from $4.1 million in lower FDIC indemnification asset amortization and $1.8 million in higher net gains on partnership investments.

Non-Interest Expense

The following table presents non-interest expense by category for 2016, 2015 and 2014:

	Years ended December 31,			2016 compared to 2015		2015 compared to 2014
(Dollars in thousands)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$210,623	$197,475	$177,811	$13,148	7%	$19,664	11%
Commissions and incentive compensation	128,390	120,138	103,185	8,252	7	16,953	16
Benefits	66,145	64,467	54,510	1,678	3	9,957	18
Total salaries and employee benefits	$405,158	$382,080	$335,506	$23,078	6%	$46,574	14%
Equipment	37,055	32,889	29,609	4,166	13	3,280	11
Operating lease equipment depreciation	13,259	1,749	142	11,510	NM	1,607	NM
Occupancy, net	50,912	48,880	42,889	2,032	4	5,991	14
Data processing	28,776	26,940	19,336	1,836	7	7,604	39
Advertising and marketing	24,776	21,924	13,571	2,852	13	8,353	62
Professional fees	20,411	18,225	15,574	2,186	12	2,651	17
Amortization of other intangible assets	4,789	4,621	4,692	168	4	(71)	(2)
FDIC insurance	16,065	12,386	12,168	3,679	30	218	2
OREO expenses, net	5,187	4,483	9,367	704	16	(4,884)	(52)
Other:
Commissions — 3rd party brokers	5,161	5,474	6,381	(313)	(6)	(907)	(14)
Postage	7,184	7,030	6,045	154	2	985	16
Miscellaneous	62,952	61,738	51,567	1,214	2	10,171	20
Total other	$75,297	$74,242	$63,993	$1,055	1%	$10,249	16%
Total Non-Interest Expense	$681,685	$628,419	$546,847	$53,266	8%	$81,572	15%
NM—Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 59% of the total in 2016 compared to 61% of the total in 2015 and 2014. For the year ended December 31, 2016, salaries and employee benefits totaled $405.2 million and increased $23.1 million, or 6%, compared to 2015. This increase can be attributed to a $13.1 million increase in salaries resulting from annual salary increases, additional employees from various acquisitions and larger staffing as the company grows and an $8.3 million increase in commissions and incentive compensation primarily attributable to higher expenses on variable pay based arrangements. For the year ended December 31, 2015, salaries and employee benefits totaled $382.1 million and increased $46.6 million, or 14%, compared to 2014. This increase can be attributed to $4.5 million in acquisition and non-operating compensation charges, a $17.2 million increase in salaries resulting from annual salary increases, additional employees from various acquisitions and larger staffing as the company grows, a $16.6 million increase in commissions and incentive compensation primarily attributable to higher expenses on variable pay based arrangements and an $8.3 million increase in employee benefits primarily due to higher insurance costs.

Equipment expense totaled $37.1 million in 2016, $32.9 million in 2015 and $29.6 million in 2014, reflecting an increase of 13% in 2016 and an increase of 11% in 2015. The increase in equipment expense in 2016 and 2015 primarily related to increased software license fees and maintenance repairs, the impact of recent acquisitions and higher depreciation as a result of equipment purchases. Equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Operating lease equipment depreciation expense totaled $13.3 million in 2016, an increase of $11.5 million compared to 2015. The increase in 2016 compared to 2015 was primarily related to growth in business from the Company's leasing divisions.

Occupancy expense for the years 2016, 2015 and 2014 was $50.9 million, $48.9 million and $42.9 million, respectively, reflecting increases of 4% in 2016 and 14% in 2015. The increases in 2016 and 2015 were primarily the result of increased rent expense on leased properties as well as increased depreciation on owned locations including those obtained in the Company's acquisitions. Occupancy expense includes depreciation on premises, real estate taxes, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses totaled $28.8 million in 2016, $26.9 million in 2015 and $19.3 million in 2014, representing an increase of 7% in 2016 and an increase of 39% in 2015. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to bank acquisition transactions. The increase in 2016 compared to 2015 was primarily due to continued growth in the Company during the period. Data processing expenses increased in 2015 compared to 2014 primarily due to acquisition-related charges of $5.0 million during 2015.

Advertising and marketing expenses totaled $24.8 million for 2016, $21.9 million for 2015 and $13.6 million for 2014. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The increase in 2016 compared to 2015 and 2014 was primarily due to expenses for community-related advertisements and sponsorships as well as mass media advertising. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2016, 2015 and 2014, the Company incurred increased advertising and marketing costs to increase Wintrust's name recognition associated with the overall goal of becoming “Chicago's Bank” and “Wisconsin's Bank.”

Professional fees totaled $20.4 million in 2016, $18.2 million in 2015 and $15.6 million in 2014. The increase in 2016 as compared to 2015 related primarily to increased legal fees incurred in connection with acquisitions and additional consulting services. The increase in 2015 as compared to 2014 related primarily to increased legal fees in addition to increased audit and tax-related services. Professional fees include legal, audit and tax fees, external loan review costs and normal regulatory exam assessments.

FDIC insurance totaled $16.1 million for 2016, $12.4 million for 2015 and $12.2 million for 2014. The increase in 2016 as compared to 2015 was primarily the result of an increased assessment base due to the Company's asset growth during 2016 as well as higher assessment rates and the change in FDIC assessment methodology in the fourth quarter of 2016.

OREO expense was $5.2 million in 2016, $4.5 million in 2015, and $9.4 million in 2014. The decrease in 2015 compared to 2014 was primarily the result of fewer negative valuation adjustments of OREO properties and lower expenses to maintain OREO properties. OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.

Miscellaneous non-interest expense increased $1.2 million, or 2%, in 2016 compared to 2015 and increased $10.2 million, or 20%, in 2015 compared to 2014. The increase in 2015 compared to 2014 was primarily a result of higher travel and entertainment expenses and increased costs related to postage, insurance, donations and operating losses. Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $125.0 million in 2016 compared to $95.0 million in 2015 and 2014. The effective tax rates were 37.7% in 2016 and 2015 and 38.6% in 2014. The lower effective tax rate in 2016 and 2015 as compared to 2014 was primarily a result of a lower state income tax rate in Illinois beginning in 2015. Please refer to Note 16 to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company's tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company's actual tax expense.

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

The community banking segment’s net interest income for the year ended December 31, 2016 totaled $588.8 million as compared to $523.1 million for the same period in 2015, an increase of $65.7 million, or 13%, and the segment’s net interest income in 2015 compared to 2014 increased $38.6 million or 8%. The increases in 2016 compared to 2015 as well as 2015 compared to 2014 were primarily attributable to an increase in earning assets including those acquired in bank acquisitions. The community banking segment's provision for credit losses totaled $30.9 million in 2016 compared to $29.7 million in 2015 and $17.7 million in 2014. The provision for credit losses increased in 2016 compared to 2015 and in 2015 compared to 2014 primarily as a result of an increase in loans, excluding covered loans, during 2016 and 2015. Non-interest income for the community banking segment increased $39.2 million, or 20%, in 2016 when compared to 2015 and increased $54.9 million, or 40%, in 2015 when compared to 2014. The increase in 2016 compared to 2015 and 2015 compared to 2014 was primarily attributable to higher mortgage banking revenues from higher originations as a result of the favorable mortgage environment. The community banking segment’s net income for the year ended December 31, 2016 totaled $144.7 million, an increase of $42.7 million, compared to net income of $101.9 million in 2015. Net income for the year ended December 31, 2015 of $101.9 million was an increase of $3.3 million as compared to net income in 2014 of $98.7 million.

The specialty finance segment’s net interest income totaled $98.2 million for the year ended December 31, 2016, compared to $85.3 million in the same period of 2015, an increase of $13.0 million, or 15%. The specialty finance segment’s net interest income for the year ended December 31, 2015 increased $2.8 million, or 3%, from $82.4 million in 2014. The specialty finance segment's provision for credit losses totaled $3.2 million in 2016 and 2015, and $2.8 million in 2014. The provision for credit losses increased in 2015 compared to 2014 primarily due to growth in the loan portfolio within the segment during 2015. The specialty finance segment’s non-interest income totaled $49.7 million for the year ended December 31, 2016 compared to $33.6 million in 2015 and $32.5 million in 2014. The increase in non-interest income in 2016 is primarily a result of increased premium finance receivable originations and growth in business from the Company's leasing divisions. For 2016, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 45%, 34%, 14% and 7%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $48.8 million, $42.1 million and $40.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The wealth management segment reported net interest income of $18.6 million for 2016, $17.0 million for 2015 and $16.0 million for 2014. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.0 billion, $890.6 million and $832.9 million in 2016, 2015 and 2014, respectively. This segment recorded non-interest income of $78.5 million for 2016 as compared to $75.5 million for 2015 and $73.4 million for 2014. This increase is primarily due to a growth in assets from new customers and new financial advisors, as well as an increase in existing customer activity and market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $13.4 million for 2016 compared to $12.7 million for 2015 and $12.1 million for 2014.

ANALYSIS OF FINANCIAL CONDITION

Total assets were $25.7 billion at December 31, 2016, representing an increase of $2.8 billion, or 12%, when compared to December 31, 2015. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $22.5 billion at December 31, 2016 and $20.2 billion at December 31, 2015. See Notes 3, 4, and 10 through 14 of the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$5,268,454	24%	$4,250,698	22%	$3,559,368	21%
Commercial real estate	5,835,480	26	4,990,657	26	4,368,326	26
Home equity	759,615	3	749,760	4	715,174	4
Residential real estate (1)	1,065,676	5	899,039	5	745,637	4
Premium finance receivables	5,563,139	25	4,973,095	26	4,401,525	26
Other loans	135,897	1	159,122	1	168,812	1
Total loans, net of unearned income(2) excluding covered loans	$18,628,261	84%	$16,022,371	84%	$13,958,842	82%
Covered loans	102,948	—	186,427	1	280,946	2
Total average loans (2)	$18,731,209	84%	$16,208,798	85%	$14,239,788	84%
Liquidity management assets (3)	$3,562,480	16%	$2,992,506	15%	$2,761,450	16%
Other earning assets (4)	28,992	—	30,161	—	28,699	—
Total average earning assets	$22,322,681	100%	$19,231,465	100%	$17,029,937	100%
Total average assets	$24,292,231		$21,009,773		$18,699,458
Total average earning assets to total average assets		92%		92%		91%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average earning assets increased $3.1 billion, or 16%, in 2016 and $2.2 billion, or 13%, in 2015. Average earning assets comprised 92% of average total assets in 2016 and 2015, and 91% of average total assets in 2014.

Loans. Average total loans, net of unearned income, totaled $18.7 billion and increased $2.5 billion, or 16%, in 2016 and $2.0 billion, or 14%, in 2015. Average commercial loans totaled $5.3 billion in 2016, and increased $1.0 billion, or 24%, over the average balance in 2015, while average commercial real estate loans totaled $5.8 billion in 2016, increasing $844.8 million, or 17%, since 2015. From 2014 to 2015, average commercial loans increased $691.3 million, or 19%, while average commercial real estate loans increased by $622.3 million, or 14%. Combined, these categories comprised 59% of the average loan portfolio in 2016 and 57% in 2015. The growth realized in these categories for 2016 and 2015 is primarily attributable to the various bank acquisitions and increased business development efforts.

Home equity loans averaged $759.6 million in 2016, and increased $9.9 million, or 1%, when compared to the average balance in 2015. Home equity loans averaged $749.8 million in 2015, and increased $34.6 million, or 5%, when compared to the average balance in 2014. Unused commitments on home equity lines of credit totaled $836.2 million at December 31, 2016 and $855.1 million at December 31, 2015. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $1.1 billion in 2016, and increased $166.6 million, or 19%, from the average balance in 2015. In 2015, residential real estate loans averaged $899.0 million, and increased $153.4 million, or 21%, from the average balance in 2014. This category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $5.6 billion in 2016, and accounted for 30% of the Company’s average total loans. In 2016, average premium finance receivables increased $590.0 million, or 12%, compared to 2015. In 2015, average premium finance receivables increased $571.6 million, or 13%, from the average balance of $4.4 billion in 2014. The increase during 2016 and 2015 was the result of continued originations within the portfolio due to effective marketing and customer servicing. Approximately $6.8 billion of premium finance receivables were originated in 2016 compared to approximately $6.5 billion in 2015.

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

Covered loans averaged $102.9 million in 2016, and decreased $83.5 million, or 45%, when compared to 2015. In 2015, average covered loans totaled $186.4 million and decreased $94.5 million, or 34%, from 2014. Covered loans represent loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. The Company expects the covered loan portfolio to continue to decrease as these acquired loans are paid off and as loss sharing agreements expire. See Note 7, “Business Combinations” for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short- term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 16% of total average earning assets in 2016, 2015 and 2014. Average liquidity management assets increased $570.0 million in 2016 compared to 2015, and increased $231.1 million in 2015 compared to 2014. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.

Other earning assets. Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business, WHI activities involve the execution, settlement, and financing of various securities transactions. WHI’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, WHI, under an agreement with the out-sourced securities firm, extends credit to its customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, WHI executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose WHI to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, WHI under an agreement with the out-sourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. WHI monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

Deposits and Other Funding Sources

Total deposits at December 31, 2016, were $21.7 billion, increasing $3.0 billion, or 16%, compared to the $18.6 billion at December 31, 2015. Average deposit balances in 2015 were $20.0 billion, reflecting an increase of $2.6 billion, or 15%, compared to the average balances in 2015. During 2015, average deposits increased $1.9 billion, or 12%, compared to the prior year.

The increase in year end and average deposits in 2016 over 2015 is primarily attributable to the Company's acquisition activity as well as additional deposits associated with the increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $1.3 billion, or 31% in 2016 compared to 2015, with period end balances ending at 27% of total deposits at December 31, 2016, compared to 26% at December 31, 2015.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$5,409,923	27%	$4,144,378	24%	$3,062,338	20%
NOW and interest bearing demand deposits	2,438,051	12	2,246,451	13	2,028,485	13
Wealth management deposits	1,877,020	9	1,456,289	8	1,227,072	8
Money market accounts	4,343,332	23	3,888,781	23	3,575,605	23
Savings accounts	1,887,748	9	1,610,603	9	1,453,559	9
Time certificates of deposit	4,074,735	20	4,069,180	23	4,185,876	27
Total average deposits	$20,030,809	100%	$17,415,682	100%	$15,532,935	100%

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

The following table presents average deposit balances for each bank and the relative percentage of total consolidated average deposits held by each bank during each of the past three years:

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Wintrust Bank	$3,410,462	16%	$2,871,755	17%	$2,350,644	16%
Lake Forest Bank	2,242,961	11	1,927,484	11	1,819,033	12
Hinsdale Bank	1,646,559	8	1,505,057	9	1,294,351	9
Town Bank	1,530,953	8	1,288,312	7	924,163	6
Northbrook Bank	1,522,177	8	1,235,701	7	1,198,678	8
Barrington Bank	1,331,023	7	1,177,254	7	1,106,884	7
Old Plank Trail Bank	1,119,326	6	1,069,543	6	1,002,729	6
Village Bank	1,116,247	6	953,194	5	879,896	6
Wheaton Bank	1,077,386	5	853,841	5	678,292	4
Libertyville Bank	1,069,408	5	1,017,398	6	996,416	6
Beverly Bank	845,576	4	732,054	4	687,499	4
State Bank of the Lakes	823,940	4	758,243	4	672,995	4
Schaumburg Bank	802,919	4	679,260	4	636,988	4
Crystal Lake Bank	765,212	4	705,355	4	674,941	4
St. Charles Bank	726,660	4	641,231	4	609,426	4
Total deposits	$20,030,809	100%	$17,415,682	100%	$15,532,935	100%
Percentage increase from prior year		15%		12%		8%

Various acquisitions, are partially responsible for the deposit fluctuations from 2015 to 2016 and 2014 to 2015. These acquisitions are discussed in Note 7, “Business Combinations.” The Company's continued overall growth during 2016 and 2015 also contributed to these deposit fluctuations.

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2016		2015		2014
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Notes payable	$61,738	5%	$40,112	4%	$134	—%
Federal Home Loan Bank advances	653,529	50	380,936	37	374,257	45
Secured borrowings	126,608	10	118,344	12	5,643	1
Subordinated notes	138,912	11	138,812	14	76,795	9
Short-term borrowings	41,852	3	55,862	6	107,588	13
Junior subordinated debentures	254,591	20	258,203	25	249,493	30
Other	18,555	1	18,577	2	19,015	2
Total other funding sources	$1,295,785	100%	$1,010,846	100%	$832,925	100%

Notes payable balances represent the balances on separate loan agreements with unaffiliated banks, which included a $100.0 million revolving credit facility that was replaced in 2014 by a separate $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2016, the Company had a balance under the term facility of $52.4 million compared to $67.4 million at December 31, 2015. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At December 31, 2016 and December 31, 2015, the Company had no outstanding balance on the $75.0 million revolving credit facility.

FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $153.8 million at December 31, 2016 and $853.4 million at December 31, 2015. See Note 11, “Federal Home Loan Bank Advances,” to the Consolidated Financial Statements for further discussion of the terms of these advances.

The average balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The proceeds received from these transactions are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. At December 31, 2016, the translated balance of the Canadian Secured Borrowing totaled $119.0 million with an interest rate of 1.632%.

At December 31, 2016 and 2015, subordinated notes totaled $139.0 million and $138.9 million, respectively. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $61.8 million and $63.9 million at December 31, 2016 and 2015, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. In 2014, $180.0 million of short-term borrowings were paid-off. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements for further discussion of these borrowings.

The Company has $253.6 million of junior subordinated debentures outstanding as of December 31, 2016 compared to $268.6 million outstanding as of December 31, 2015. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. The balance increased $19.1 million in 2015 as a result of the addition of the Suburban Illinois Capital Trust II and Community Financial Shares Statutory Trust II acquired as a part of the acquisitions of Suburban and CFIS, respectively. Additionally, in January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt. See Note 14, “Junior Subordinated Debentures,” of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting in 2015, a portion of these junior subordinated debentures qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At December 31, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

Other borrowings include a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company and non-recourse notes issued by the Company to other banks related to certain capital leases. At December 31, 2016, the fixed-rate promissory note related to an office building complex had an outstanding balance of $17.7 million compared to $18.2 million at December 31, 2015. See Notes 13, “Other Borrowings,” and 22, “Shareholders' Equity,” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

Shareholders’ Equity. Total shareholders’ equity was $2.7 billion at December 31, 2016, an increase of $343.3 million from the December 31, 2015 total of $2.4 billion. The increase in 2016 was primarily a result of net income of $206.9 million in 2016, $152.9 million from the issuance of the Company's common Stock, net of costs, $15.4 million from the issuance of shares of the Company's common stock (and related tax benefit) pursuant to various stock compensation plans, net of treasury shares, $9.3 million credited to surplus for stock-based compensation costs, $6.4 million of net unrealized gains on cash flow hedges, net of tax, and $2.7 million of foreign currency translation adjustments, net of tax, partially offset by common stock dividends of $24.1 million, preferred stock dividends of $14.5 million and $11.6 million in net unrealized losses from investment securities, net of tax.

Changes in shareholders’ equity from 2014 to 2015 were primarily a result of net income of $156.7 million in 2015, $120.8 million from the issuance of the Series D Preferred Stock, net of costs, $38.7 million from the issuance of shares of the Company's common stock related to the acquisition of CFIS and Delavan, $13.8 million from the issuance of shares of the Company's common stock (and related tax benefit) pursuant to various stock compensation plans, net of treasury shares, $9.7 million credited to surplus for stock-based compensation costs and $324,000 of net unrealized gains on cash flow hedges, net of tax, partially offset by common stock dividends of $21.1 million, $17.6 million of foreign currency translation adjustments, net of tax, preferred stock dividends of $10.9 million and $8.1 million in net unrealized losses from investment securities, net of tax.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2016		2015		2014		2013		2012
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$6,005,422	30%	$4,713,909	27%	$3,924,394	26%	$3,253,687	25%	$2,914,798	24%
Commercial real estate	6,196,087	31	5,529,289	32	4,505,753	31	4,230,035	32	3,864,118	31
Home equity	725,793	4	784,675	5	716,293	5	719,137	5	788,474	6
Residential real estate	705,221	4	607,451	3	483,542	3	434,992	3	367,213	3
Premium finance receivables—commercial	2,478,581	12	2,374,921	14	2,350,833	16	2,167,565	16	1,987,856	16
Premium finance receivables—life insurance	3,470,027	18	2,961,496	17	2,277,571	16	1,923,698	15	1,725,166	14
Consumer and other	122,041	1	146,376	1	151,012	1	167,488	1	181,318	2
Total loans, net of unearned income, excluding covered loans	$19,703,172	100%	$17,118,117	99%	$14,409,398	98%	$12,896,602	97%	$11,828,943	96%
Covered loans	58,145	—	148,673	1	226,709	2	346,431	3	560,087	4
Total loans	$19,761,317	100%	$17,266,790	100%	$14,636,107	100%	$13,243,033	100%	$12,389,030	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of December 31, 2016 and 2015:

	As of December 31, 2016			As of December 31, 2015
(Dollars in thousands)	Balance	% of Total Balance	Allowance For Loan Losses Allocation	Balance	% of Total Balance	Allowance For Loan Losses Allocation
Commercial:
Commercial, industrial and other	$3,744,712	30.7%	$29,831	$3,258,528	31.8%	$25,246
Franchise	869,721	7.1	4,744	245,228	2.4	3,086
Mortgage warehouse lines of credit	204,225	1.7	1,548	222,806	2.2	1,628
Asset-based lending	875,070	7.2	6,860	742,684	7.3	5,859
Leases	294,914	2.4	858	226,074	2.2	232
PCI - commercial loans (1)	16,780	0.1	652	18,589	0.2	84
Total commercial	$6,005,422	49.2%	$44,493	$4,713,909	46.1%	$36,135
Commercial Real Estate:
Construction	$610,239	5.0%	$7,304	$358,660	3.5%	$3,913
Land	104,801	0.9	3,679	78,417	0.8	2,467
Office	867,674	7.1	5,769	863,001	8.4	5,890
Industrial	770,601	6.3	6,660	727,648	7.1	6,377
Retail	912,593	7.5	5,948	868,399	8.5	5,597
Multi-family	807,624	6.6	8,070	742,349	7.2	7,356
Mixed use and other	1,952,175	16.0	13,953	1,732,816	16.9	11,809
PCI - commercial real estate (1)	170,380	1.4	39	157,999	1.5	349
Total commercial real estate	$6,196,087	50.8%	$51,422	$5,529,289	53.9%	$43,758
Total commercial and commercial real estate	$12,201,509	100.0%	$95,915	$10,243,198	100.0%	$79,893
Commercial real estate—collateral location by state:
Illinois	$4,927,270	79.4%		$4,455,287	80.6%
Wisconsin	646,429	10.4		581,844	10.5
Total primary markets	$5,573,699	89.8%		$5,037,131	91.1%
Indiana	120,999	2.0		129,467	2.3
Florida	77,528	1.3		55,631	1.0
Arizona	53,512	0.9		17,511	0.3
California	42,590	0.7		64,018	1.2
Other (no individual state greater than 0.7%)	327,759	5.3		225,531	4.1
Total	$6,196,087	100.0%		$5,529,289	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio in 2016, our allowance for loan losses in our commercial loan portfolio is $44.5 million as of December 31, 2016 compared to $36.1 million as of December 31, 2015.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 89.8% of our commercial real estate loan portfolio is located in this region as of December 31, 2016. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2016, our allowance for loan losses related to this portfolio is $51.4 million compared to $43.8 million as of December 31, 2015.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. During 2016, our mortgage warehouse lines decreased to $204.2 million as of December 31, 2016 from $222.8 million as of December 31, 2015.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2016, our residential loan portfolio totaled $705.2 million, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2016, $12.7 million of our residential real estate mortgages, or 1.8% of our residential real estate loan portfolio were classified as nonaccrual, $1.3 million were 90 or more days past due and still accruing (0.2%), $9.2 million were 30 to 89 days past due (1.3%) and $682.0 million were current (96.7%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2016 and 2015 was $1.8 billion and $939.8 million, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2016 approximately $4.2 million of our mortgage loans consist of interest-only loans.

Premium finance receivables — commercial. FIFC and FIFC Canada originated approximately $5.8 billion in commercial insurance premium finance receivables during 2016 as compared to approximately $5.6 billion in 2015. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables — life insurance. FIFC originated approximately $1.1 billion in life insurance premium finance receivables in 2016 as compared to $914.0 million in 2015. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Covered loans. Covered loans represent loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. The Company expects the covered loan portfolio to continue to decrease as these acquired loans covered by loss sharing agreements are paid off and as the loss sharing agreements expire.

Foreign. The Company had approximately $307.7 million of loans to businesses of foreign countries as of December 31, 2016 compared to $278.3 million at December 31, 2015. This balance as of December 31, 2016 consists of loans originated by FIFC Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the commercial loan portfolios at December 31, 2016 by date at which the loans re-price or mature, and the type of rate exposure:

(Dollars in thousands)	One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate	$108,518	$771,511	$509,979	$1,390,008
Variable rate	4,601,056	10,785	3,573	4,615,414
Total commercial	$4,709,574	$782,296	$513,552	$6,005,422
Commercial real-estate
Fixed rate	$377,547	$1,734,139	$210,892	$2,322,578
Variable rate	3,827,348	44,443	1,718	3,873,509
Total commercial real-estate	$4,204,895	$1,778,582	$212,610	$6,196,087
Premium finance receivables, net of unearned income
Fixed rate	$2,514,445	$88,722	$1,359	$2,604,526
Variable rate	3,344,082	—	—	3,344,082
Total premium finance receivables	$5,858,527	$88,722	$1,359	$5,948,608

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
Substandard Accrual (Loss Potential distinct possibility that the bank may sustain some loss, but no discernible impairment) (Must have well defined weaknesses that jeopardize the liquidation of the debt)

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

Non-Performing Assets, excluding covered assets

The following table sets forth the Company’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	2016	2015	2014	2013	2012
Loans past due greater than 90 days and still accruing (1):
Commercial	$174	$541	$474	$—	$—
Commercial real estate	—	—	—	230	—
Home equity	—	—	—	—	100
Residential real estate	—	—	—	—	—
Premium finance receivables – commercial	7,962	10,294	7,665	8,842	10,008
Premium finance receivables – life insurance	3,717	—	—	—	—
Consumer and other	144	150	119	105	221
Total loans past due greater than 90 days and still accruing	$11,997	$10,985	$8,258	$9,177	$10,329
Non-accrual loans (2):
Commercial	15,875	12,712	9,157	10,780	21,737
Commercial real estate	21,924	26,645	26,605	46,658	49,973
Home equity	9,761	6,848	6,174	10,071	13,423
Residential real estate	12,749	12,043	15,502	14,974	11,728
Premium finance receivables – commercial	14,709	14,561	12,705	10,537	9,302
Premium finance receivables – life insurance	—	—	—	—	25
Consumer and other	439	263	277	1,137	1,566
Total non-accrual loans	$75,457	$73,072	$70,420	$94,157	$107,754
Total non-performing loans:
Commercial	$16,049	$13,253	$9,631	$10,780	$21,737
Commercial real estate	21,924	26,645	26,605	46,888	49,973
Home equity	9,761	6,848	6,174	10,071	13,523
Residential real estate	12,749	12,043	15,502	14,974	11,728
Premium finance receivables – commercial	22,671	24,855	20,370	19,379	19,310
Premium finance receivables – life insurance	3,717	—	—	—	25
Consumer and other	583	413	395	1,242	1,787
Total non-performing loans	$87,454	$84,057	$78,677	$103,334	$118,083
Other real estate owned	17,699	26,849	36,419	43,398	54,546
Other real estate owned – from acquisitions	22,583	17,096	9,223	7,056	8,345
Other repossessed assets	581	174	303	542	—
Total non-performing assets	$128,317	$128,176	$124,622	$154,330	$180,974
TDRs performing under the contractual terms of the loan agreement	$29,911	$42,744	$69,697	$78,610	$106,119
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.27%	0.28%	0.25%	0.33%	0.75%
Commercial real estate	0.35	0.48	0.59	1.11	1.29
Home equity	1.34	0.87	0.86	1.40	1.72
Residential real estate	1.81	1.98	3.21	3.44	3.19
Premium finance receivables – commercial	0.91	1.05	0.87	0.89	0.97
Premium finance receivables – life insurance	0.11	—	—	—	—
Consumer and other	0.48	0.28	0.26	0.74	0.99
Total non-performing loans	0.44%	0.49%	0.55%	0.80%	1.00%
Total non-performing assets, as a percentage of total assets	0.50%	0.56%	0.62%	0.85%	1.03%
Allowance for loan losses as a percentage of total non-performing loans	139.83%	125.39%	116.56%	93.80%	90.91%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $11.8 million, $9.1 million, $12.6 million, $28.5 million and $20.4 million as of the years ended 2016, 2015, 2014, 2013 and 2012, respectively.

Non-performing Commercial and Commercial Real Estate

The commercial non-performing loan category totaled $16.0 million as of December 31, 2016 compared to $13.3 million as of December 31, 2015, while the non-performing commercial real estate loan category totaled $21.9 million as of December 31, 2016 compared to $26.6 million as of December 31, 2015.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Residential Real Estate and Home Equity

Non-performing home equity and residential real estate loans totaled $22.5 million as of December 31, 2016. The balance increased $3.6 million from December 31, 2015. The December 31, 2016 non-performing balance is comprised of $12.7 million of residential real estate (66 individual credits) and $9.8 million of home equity loans (48 individual credits). The Company believes control and collection of these loans is very manageable. At this time, management believes reserves are adequate to absorb inherent losses that may occur upon the ultimate resolution of these credits.

Non-performing Commercial Premium Finance Receivables

The table below presents the level of non-performing property and casualty premium finance receivables as of December 31, 2016 and 2015, and the amount of net charge-offs for the years then ended.

	December 31,
(Dollars in thousands)	2016	2015
Non-performing premium finance receivables — commercial	$22,671	$24,855
- as a percent of premium finance receivables — commercial	0.91%	1.05%
Net charge-offs of premium finance receivables — commercial	$5,819	$5,772
- as a percent of average premium finance receivables — commercial	0.24%	0.24%

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

Loan Portfolio Aging

The following table shows, as of December 31, 2016, only 0.6% of the entire portfolio, excluding covered loans, is in a non-performing loan status (non-accrual or greater than 90 days past due and still accruing interest) with only 0.7% either one or two payments past due. In total, 98.7% of the Company’s total loan portfolio, excluding covered loans, as of December 31, 2016 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2016 and 2015:

As of December 31, 2016 (Dollars in thousands)	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$13,441	$174	$2,341	$11,779	$3,716,977	$3,744,712
Franchise	—	—	—	493	869,228	869,721
Mortgage warehouse lines of credit	—	—	—	—	204,225	204,225
Asset-based lending	1,924	—	135	1,609	871,402	875,070
Leases	510	—	—	1,331	293,073	294,914
PCI - commercial (1)	—	1,689	100	2,428	12,563	16,780
Total commercial	$15,875	$1,863	$2,576	$17,640	$5,967,468	$6,005,422
Commercial real-estate:
Construction	2,408	—	—	1,824	606,007	610,239
Land	394	—	188	—	104,219	104,801
Office	4,337	—	4,506	1,232	857,599	867,674
Industrial	7,047	—	4,516	2,436	756,602	770,601
Retail	597	—	760	3,364	907,872	912,593
Multi-family	643	—	322	1,347	805,312	807,624
Mixed use and other	6,498	—	1,186	12,632	1,931,859	1,952,175
PCI - commercial real-estate (1)	—	16,188	3,775	8,888	141,529	170,380
Total commercial real-estate	$21,924	$16,188	$15,253	$31,723	$6,110,999	$6,196,087
Home equity	9,761	—	1,630	6,515	707,887	725,793
Residential real estate, including PCI	12,749	1,309	936	8,271	681,956	705,221
Premium finance receivables
Commercial insurance loans	14,709	7,962	5,646	14,580	2,435,684	2,478,581
Life insurance loans	—	3,717	17,514	16,204	3,182,935	3,220,370
PCI - life insurance loans (1)	—	—	—	—	249,657	249,657
Consumer and other	439	207	100	887	120,408	122,041
Total loans, net of unearned income, excluding covered loans	$75,457	$31,246	$43,655	$95,820	$19,456,994	$19,703,172
Covered loans	2,121	2,492	225	1,553	51,754	58,145
Total loans, net of unearned income	$77,578	$33,738	$43,880	$97,373	$19,508,748	$19,761,317

As of December 31, 2016	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial, industrial and other	0.4%	—%	0.1%	0.3%	99.2%	100.0%
Franchise	—	—	—	0.1	99.9	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.2	—	—	0.2	99.6	100.0
Leases	0.2	—	—	0.5	99.3	100.0
PCI - commercial (1)	—	10.1	0.6	14.5	74.8	100.0
Total commercial	0.3%	—%	—%	0.3%	99.4%	100.0%
Commercial real estate:
Construction	0.4	—	—	0.3	99.3	100.0
Land	0.4	—	0.2	—	99.4	100.0
Office	0.5	—	0.5	0.1	98.9	100.0
Industrial	0.9	—	0.6	0.3	98.2	100.0
Retail	0.1	—	0.1	0.4	99.4	100.0
Multi-family	0.1	—	—	0.2	99.7	100.0
Mixed use and other	0.3	—	0.1	0.6	99.0	100.0
PCI - commercial real-estate (1)	—	9.5	2.2	5.2	83.1	100.0
Total commercial real-estate	0.4%	0.3%	0.2%	0.5%	98.6%	100.0%
Home equity	1.3	—	0.2	0.9	97.6	100.0
Residential real estate, including PCI	1.8	0.2	0.1	1.2	96.7	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.3	0.2	0.6	98.3	100.0
Life insurance loans	—	0.1	0.5	0.5	98.9	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.4	0.2	0.1	0.7	98.6	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.2%	0.5%	98.7%	100.0%
Covered loans	3.6	4.3	0.4	2.7	89.0	100.0
Total loans, net of unearned income	0.4%	0.2%	0.2%	0.5%	98.7%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2015 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,704	$6	$6,749	$12,930	$3,226,139	$3,258,528
Franchise	—	—	—	—	245,228	245,228
Mortgage warehouse lines of credit	—	—	—	—	222,806	222,806
Asset-based lending	8	—	3,864	1,844	736,968	742,684
Leases	—	535	748	4,192	220,599	226,074
PCI - commercial (1)	—	892	—	2,510	15,187	18,589
Total commercial	$12,712	$1,433	$11,361	$21,476	$4,666,927	$4,713,909
Commercial real-estate:
Construction	$306	$—	$1,371	$1,645	$355,338	$358,660
Land	1,751	—	—	120	76,546	78,417
Office	4,619	—	764	3,817	853,801	863,001
Industrial	9,564	—	1,868	1,009	715,207	727,648
Retail	1,760	—	442	2,310	863,887	868,399
Multi-family	1,954	—	597	6,568	733,230	742,349
Mixed use and other	6,691	—	6,723	7,215	1,712,187	1,732,816
PCI - commercial real-estate (1)	—	22,111	4,662	16,559	114,667	157,999
Total commercial real-estate	$26,645	$22,111	$16,427	$39,243	$5,424,863	$5,529,289
Home equity	6,848	—	1,889	5,517	770,421	784,675
Residential real estate, including PCI	12,043	488	2,166	3,903	588,851	607,451
Premium finance receivables
Commercial insurance loans	14,561	10,294	6,624	21,656	2,321,786	2,374,921
Life insurance loans	—	—	3,432	11,140	2,578,632	2,593,204
PCI - life insurance loans (1)	—	—	—	—	368,292	368,292
Consumer and other	263	211	204	1,187	144,511	146,376
Total loans, net of unearned income, excluding covered loans	$73,072	$34,537	$42,103	$104,122	$16,864,283	$17,118,117
Covered loans	5,878	7,335	703	5,774	128,983	148,673
Total loans, net of unearned income	$78,950	$41,872	$42,806	$109,896	$16,993,266	$17,266,790

As of December 31, 2015	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial, industrial and other	0.4%	—%	0.2%	0.4%	99.0%	100.0%
Franchise	—	—	—	—	100.0	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	—	—	0.5	0.3	99.2	100.0
Leases	—	0.2	0.3	1.9	97.6	100.0
PCI - commercial (1)	—	4.8	—	13.5	81.7	100.0
Total commercial	0.3%	—%	0.2%	0.5%	99.0%	100.0%
Commercial real-estate
Construction	0.1%	—%	0.4%	0.5%	99.0%	100.0%
Land	2.2	—	—	0.2	97.6	100.0
Office	0.5	—	0.1	0.4	99.0	100.0
Industrial	1.3	—	0.3	0.1	98.3	100.0
Retail	0.2	—	0.1	0.3	99.4	100.0
Multi-family	0.3	—	0.1	0.9	98.7	100.0
Mixed use and other	0.4	—	0.4	0.4	98.8	100.0
PCI - commercial real-estate (1)	—	14.0	3.0	10.5	72.5	100.0
Total commercial real-estate	0.5%	0.4%	0.3%	0.7%	98.1%	100.0%
Home equity	0.9	—	0.2	0.7	98.2	100.0
Residential real estate, including PCI	2.0	0.1	0.4	0.6	96.9	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.4	0.3	0.9	97.8	100.0
Life insurance loans	—	—	0.1	0.4	99.5	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.2	0.1	0.1	0.8	98.8	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.2%	0.6%	98.6%	100.0%
Covered loans	4.0	4.9	0.5	3.9	86.7	100.0
Total loans, net of unearned income	0.5%	0.2%	0.2%	0.6%	98.5%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2016, only $43.7 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $95.8 million, or 0.5%, were 30 to 59 days (or one payment) past due. As of December 31, 2015, $42.1 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $104.1 million, or 0.6%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis. Commercial and commercial real-estate loans with delinquencies from 30 to 89 days past-due decreased $21.3 million since December 31, 2015.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2016 that are current with regard to the contractual terms of the loan agreement represent 97.6% of the total home equity portfolio. Residential real estate loans, including PCI loans, at December 31, 2016 that are current with regards to the contractual terms of the loan agreements comprise 96.7% of these residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

(Dollars in thousands)	2016	2015
Balance at beginning of period	$84,057	$78,677
Additions, net	43,008	48,124
Return to performing status	(3,260)	(3,743)
Payments received	(19,976)	(22,804)
Transfers to OREO and other repossessed assets	(7,046)	(10,581)
Charge-offs	(10,323)	(10,519)
Net change for niche loans (1)	994	4,903
Balance at end of period	$87,454	$84,057

(1)	This includes activity for premium finance receivables, mortgages held for investment by Wintrust Mortgage and indirect consumer loans

PCI loans are excluded from non-performing loans as they continue to earn interest income from the related accretable yield, independent of performance with contractual terms of the loan. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements in Item 8 for further discussion of non-performing loans and the loan aging during the respective periods.

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

The following table sets forth the allocation of the allowance for loan and covered loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for loan losses and allowance for covered loan losses allocation:
Commercial	$44,493	30%	$36,135	27%	$31,699	26%	$23,092	25%	$28,794	24%
Commercial real-estate	51,422	31	43,758	32	35,533	31	48,658	32	52,135	31
Home equity	11,774	4	12,012	5	12,500	5	12,611	5	12,734	6
Residential real-estate	5,714	4	4,734	3	4,218	3	5,108	3	5,560	3
Premium finance receivables – commercial	6,125	12	6,016	14	5,726	16	4,842	16	5,530	16
Premium finance receivables – life insurance	1,500	18	1,217	17	787	16	741	15	566	14
Consumer and other	1,263	1	1,528	1	1,242	1	1,870	1	2,032	2
Total allowance for loan losses	$122,291	100%	$105,400	99%	$91,705	98%	$96,922	97%	$107,351	96%
Covered loans	1,322	—	3,026	1	2,131	2	10,092	3	13,454	4
Total allowance for loan losses and allowance for covered loan losses	$123,613	100%	$108,426	100%	$93,836	100%	$107,014	100%	$120,805	100%
Allowance category as a percent of total allowance for loan losses and allowance for covered loan losses:
Commercial	36%		33%		34%		22%		24%
Commercial real-estate	42		40		38		45		43
Home equity	9		11		13		12		11
Residential real-estate	5		4		4		5		5
Premium finance receivables—commercial	5		6		6		5		5
Premium finance receivables—life insurance	1		1		1		1		—
Consumer and other	1		2		2		1		1
Total allowance for loan losses	99%		97%		98%		91%		89%
Covered loans	1		3		2		9		11
Total allowance for loan losses	100%		100%		100%		100%		100%
Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$1,673		$949		$775		$719		$14,647
Total allowance for credit losses including allowance for covered loan losses	$125,286		$109,375		$94,611		$107,733		$135,452

Management determined that the allowance for loan losses was appropriate at December 31, 2016, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, Excluding Covered Loans

The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.

(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of year	$105,400	$91,705	$96,922	$107,351	$110,381
Provision for credit losses	34,790	33,747	22,889	45,984	72,412
Other adjustments	(291)	(737)	(824)	(938)	(1,333)
Reclassification from (to) allowance for unfunded lending-related commitments	(725)	(138)	(56)	640	693
Charge-offs:
Commercial	7,915	4,253	4,153	14,123	22,405
Commercial real estate	1,930	6,543	15,788	32,745	43,539
Home equity	3,998	4,227	3,895	6,361	9,361
Residential real estate	1,730	2,903	1,750	2,958	4,060
Premium finance receivables – commercial	8,193	7,060	5,722	5,063	3,751
Premium finance receivables – life insurance	—	—	4	17	29
Consumer and other	925	521	792	1,110	1,245
Total charge-offs	$24,691	$25,507	$32,104	$62,377	$84,390
Recoveries:
Commercial	1,594	1,432	1,198	1,655	1,220
Commercial real estate	2,945	2,840	1,334	2,526	6,635
Home equity	484	312	535	432	428
Residential real estate	225	283	335	289	22
Premium finance receivables – commercial	2,374	1,288	1,139	1,108	871
Premium finance receivables – life insurance	—	16	11	13	69
Consumer and other	186	159	326	239	343
Total recoveries	$7,808	$6,330	$4,878	$6,262	$9,588
Net charge-offs, excluding covered loans	$(16,883)	$(19,177)	$(27,226)	$(56,115)	$(74,802)
Allowance for loan losses at year end	$122,291	$105,400	$91,705	$96,922	$107,351
Allowance for unfunded lending-related commitments at year end	$1,673	$949	$775	$719	$14,647
Allowance for credit losses at year end	$123,964	$106,349	$92,480	$97,641	$121,998
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.12%	0.07%	0.08%	0.41%	0.81%
Commercial real estate	(0.02)	0.07	0.33	0.74	1.02
Home equity	0.46	0.52	0.47	0.79	1.08
Residential real estate	0.14	0.29	0.19	0.35	0.51
Premium finance receivables – commercial	0.24	0.24	0.19	0.19	0.16
Premium finance receivables – life insurance	—	—	—	—	—
Consumer and other	0.54	0.23	0.28	0.47	0.47
Total loans, net of unearned income, excluding covered loans	0.09%	0.12%	0.20%	0.44%	0.65%
Net charge-offs as a percentage of the provision for credit losses	48.53%	56.83%	118.94%	122.04%	103.30%
Year-end total loans (excluding covered loans)	$19,703,172	$17,118,117	$14,409,398	$12,896,602	$11,828,943
Allowance for loan losses as a percentage of loans at end of year	0.62%	0.62%	0.64%	0.75%	0.91%
Allowance for credit losses as a percentage of loans at end of year	0.63%	0.62%	0.64%	0.76%	1.03%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.7 million as of December 31, 2016 compared to $949,000 as of December 31, 2015.

Additions to the allowance for loan losses are charged to earnings through the provision for credit losses. Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for loan losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for loan losses. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of activity within the allowance for loan losses during the period and the relationship with respective loan balances for each loan category and the total loan portfolio, excluding covered loans.

How We Determine the Allowance for Credit Losses

The allowance for loan losses includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. If the loan is impaired, the Company analyzes the loan for purposes of calculating our specific impairment reserves as part of the Problem Loan Reporting system review. A general reserve is separately determined for loans not considered impaired. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of the specific impairment reserve and general reserve as it relates to the allowance for credit losses for each loan category and the total loan portfolio, excluding covered loans.

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

At December 31, 2016, the Company had $90.5 million of impaired loans with $33.1 million of this balance requiring $6.4 million of specific impairment reserves. At December 31, 2015, the Company had $101.3 million of impaired loans with $50.0 million of this balance requiring $6.4 million of specific impairment reserves. The most significant fluctuation in impaired loans requiring specific impairment reserves from 2015 to 2016 occurred within the commercial, industrial and other portfolio. The recorded investment and specific impairment reserves in this portfolio decreased $7.4 million and $970,000, respectively, as a result of two loans with total recorded investment of $4.6 million and specific impairment reserves of $456,000 as of December 31, 2015 no longer requiring specific impairment reserves and one loan being charged off in the amount of $1.4 million during 2016. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

We determine this component of the allowance for loan losses by classifying each loan into (i) categories based on the type of collateral that secures the loan (if any), and (ii) one of ten categories based on the credit risk rating of the loan, as described above under “Past Due Loans and Non-Performing Assets” in this Item 7. Each combination of collateral and credit risk rating is then assigned a specific loss factor that incorporates the following factors:

•	historical loss experience;

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio;

•	changes in the nature and volume of the portfolio and in the terms of the loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of the bank’s loan review system;

•	changes in the underlying collateral for collateral dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the bank’s existing portfolio.

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

In the years ended 2016 and 2015, the Company modified its historical loss experience analysis by incorporating six-year and five-year average loss rate assumptions, respectively, for its historical loss experience to capture an extended credit cycle. The current six-year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three- and four-year average historical loss rates on a quarterly basis as a comparison.

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

Effects of Economic Recession and Real Estate Market

In recent years, the Company’s primary markets, which are mostly in suburban Chicago, have not experienced the same levels of credit deterioration in residential mortgage and home equity loans as certain other major metropolitan markets, however, the Company's markets have clearly been under stress. As of December 31, 2016, home equity loans and residential mortgages both comprised 4% of the Company’s total loan portfolio. At December 31, 2016 (excluding covered loans), approximately only 2.1% of all of the Company’s residential mortgage loans and approximately only 1.5% of all of the Company’s home equity loans are on nonaccrual status or more than one payment past due. Current delinquency statistics of these two portfolios, demonstrating that although there is stress in the Chicago metropolitan and southern Wisconsin markets, our portfolios of residential mortgages and home equity loans are performing reasonably well as reflected in the aging of the Company’s loan portfolio table shown earlier in this Item 7.

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

Having determined the net value based on the factors such as those noted above and compared that value to the book value of the loan, the Company arrives at a charge-off amount or a specific reserve included in the allowance for loan losses. In summary, for collateral dependent loans, appraisals are used as the fair value starting point in the estimate of net value. Estimated costs to sell are deducted from the appraised value to arrive at the net appraised value. Although an external appraisal is the primary source of valuation utilized for charge-offs on collateral dependent loans, alternative sources of valuation may become available between appraisal dates. As a result, we may utilize values obtained through these alternative sources, which include purchase and sale agreements, legitimate indications of interest, negotiated short sales, realtor price opinions, sale of the note or support from guarantors, as the basis for charge-offs. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. In addition, if an appraisal is not deemed current, a discount to appraised value may be utilized. Any adjustments from appraised value to net value are detailed and justified in an impairment analysis, which is reviewed and approved by the Company’s Managed Assets Division.

TDRs

At December 31, 2016, the Company had $41.7 million in loans classified as TDRs. The $41.7 million in TDRs represents 89 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $51.9 million representing 102 credits at December 31, 2015.

Concessions were granted on a case-by-case basis working with these borrowers to find modified terms that would assist them in retaining their businesses or their homes and attempt to keep these loans in an accruing status for the Company. Typical concessions include reduction of the interest rate on the loan to a rate considered lower than market and other modification of terms including forgiveness of a portion of the loan balance, extension of the maturity date, and/or modifications from principal and interest payments to interest-only payments for a certain period. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion regarding the effectiveness of these modifications in keeping the modified loans current based upon contractual terms.

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at December 31, 2016 and approximately $2.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, the Company was committed to lend additional funds to borrowers totaling $7,000 and $32,000 at December 31, 2016 and 2015, respectively, under the contractual terms related to TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Accruing TDRs:
Commercial	$4,643	$5,613
Commercial real estate	19,993	32,777
Residential real estate and other	5,275	4,354
Total accruing TDRs	$29,911	$42,744
Non-accrual TDRs: (1)
Commercial	$1,487	$134
Commercial real estate	8,153	5,930
Residential real estate and other	2,157	3,045
Total non-accrual TDRs	$11,797	$9,109
Total TDRs:
Commercial	$6,130	$5,747
Commercial real estate	28,146	38,707
Residential real estate and other	7,432	7,399
Total TDRs	$41,708	$51,853
Weighted-average contractual interest rate of TDRs	4.33%	4.13%

(1)	Included in total non-performing loans.

TDR Rollforward

The table below presents a summary of TDRs as of December 31, 2016, 2015 and 2014, and shows the changes in the balance during those periods:

Year Ended December 31, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,747	$38,707	$7,399	$51,853
Additions during the period	3,294	8,521	1,082	12,897
Reductions:
Charge-offs	(1,482)	(1,051)	(212)	(2,745)
Transferred to OREO and other repossessed assets	—	(1,433)	(535)	(1,968)
Removal of TDR loan status (1)	—	(7,816)	—	(7,816)
Payments received	(1,429)	(8,782)	(302)	(10,513)
Balance at period end	$6,130	$28,146	$7,432	$41,708

Year Ended December 31, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,576	$67,623	$7,076	$82,275
Additions during the period	—	370	1,664	2,034
Reductions:
Charge-offs	(397)	(1,975)	(140)	(2,512)
Transferred to OREO and other repossessed assets	(562)	(2,290)	(414)	(3,266)
Removal of TDR loan status (1)	(490)	(13,019)	—	(13,509)
Payments received	(380)	(12,002)	(787)	(13,169)
Balance at period end	$5,747	$38,707	$7,399	$51,853

Year Ended December 31, 2014 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,388	$93,535	$6,180	$107,103
Additions during the period	1,549	8,582	1,836	11,967
Reductions:
Charge-offs	(51)	(6,875)	(479)	(7,405)
Transferred to OREO and other repossessed assets	(252)	(16,057)	—	(16,309)
Removal of TDR loan status (1)	(383)	—	—	(383)
Payments received	(675)	(11,562)	(461)	(12,698)
Balance at period end	$7,576	$67,623	$7,076	$82,275

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

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2016, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

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

	Year Ended
(Dollars in thousands)	December 31,	December 31,
	2016	2015
Balance at beginning of period	$43,945	$45,642
Disposal/resolved	(25,174)	(29,688)
Transfers in at fair value, less costs to sell	9,225	18,747
Transfers in from covered OREO subsequent to loss share expiration	7,513	7,385
Additions from acquisition	8,294	5,378
Fair value adjustments	(3,521)	(3,519)
Balance at end of period	$40,282	$43,945

	Period End
(Dollars in thousands)	December 31,	December 31,
	2016	2015
Residential real estate	$8,063	$11,322
Residential real estate development	1,349	2,914
Commercial real estate	30,870	29,709
Total	$40,282	$43,945

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

The following table summarizes the capital guidelines for bank holding companies, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2016, 2015 and 2014:

	Minimum Ratios	Well Capitalized Ratios	2016	2015	2014
Tier 1 leverage ratio	4.0%	5.0%	8.9%	9.1%	10.2%
Tier 1 capital to risk-weighted assets	6.0	8.0	9.7	10.0	11.6
Common Equity Tier 1 capital to risk-weighted assets	4.5	6.5	8.6	8.4	N/A
Total capital to risk-weighted assets	8.0	10.0	11.9	12.2	13.0
Total average equity to total average assets	N/A	N/A	10.5	10.6	10.7
Dividend payout ratio	N/A	N/A	13.1	15.0	13.4

As reflected in the table, each of the Company’s capital ratios at December 31, 2016, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 18 of the Consolidated Financial Statements for further information on the capital positions of the banks.

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

In June 2016, the Company issued through a public offering a total of 3,000,000 shares of its common stock. Net proceeds to the Company totaled approximately $152.9 million.

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

In March 2012, the Company issued and sold 126,500 shares of 5.00% non-cumulative perpetual convertible preferred stock, Series C, no par value per share (the “Series C Preferred Stock”), with a liquidation preference of $1,000 per share for $126.5 million in a public offering. Net proceeds to the Company totaled $122.7 million after deducting offering costs. Dividends on the Series C Preferred Stock are payable quarterly in arrears, when, as and if authorized and declared by the Board, at an annual rate of 5.00% per year on the liquidation preference of $1,000 per share. If for any reason the Board does not authorize and declare full cash dividends on the Series C Preferred Stock for a quarterly dividend period, the Company will have no obligation to pay any dividends for that period, whether or not the Board authorizes and declared dividends on the Series C Preferred Stock for any subsequent dividend period.

As of December 31, 2016, each share of the Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.5569 shares of common stock per share of Series C Preferred Stock, plus cash in lieu of fractional shares, subject to customary anti-dilution adjustments. The conversion rate will be adjusted in the future upon the occurrence of certain make-whole acquisition transactions and other events. In 2016, pursuant to such terms, 30 shares of the Series C Preferred Stock were converted at the option of the respective holders into 729 shares of the Company's common stock. In 2015, pursuant to such terms, 180 shares of the Series C Preferred Stock were converted at the option of the respective holders into 4,374 shares of the Company's common stock. In 2014, pursuant to such terms, 10 shares of the Series C Preferred Stock were converted at the option of the respective holders into 244 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

The Board approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve semi-annual dividends until quarterly dividends were approved starting in 2014. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's Series C Preferred Stock, the terms of the Company's Series D Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on December 15, 2014, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2016, Wintrust declared a quarterly cash dividend of $0.12 per common share. In January, April, July and October of 2015, Wintrust declared a quarterly cash dividend of $0.11 per common share. In January, April, July and October of 2014, Wintrust declared a quarterly cash dividend of $0.10 per common share. In January of 2017, Wintrust declared a quarterly cash dividend of $0.14 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2016, 2015 and 2014, the subsidiaries paid dividends to Wintrust totaling $59.0 million, $22.2 million, and $77.0 million, respectively. At January 1, 2017, subject to minimum capital requirements at the banks, approximately $156.9 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

Liquidity management at the banks involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies, formulated and monitored by the Company’s senior management and each Bank’s asset/liability committee, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. The banks’ principal sources of funds are deposits, short-term borrowings and capital contributions from the holding company. In addition, the banks are eligible to borrow under FHLB advances and certain banks are eligible to borrow at the FRB Discount Window, another source of liquidity.

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

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Total deposits	$21,658,632	18,639,634	16,281,844	14,668,789	14,428,544
Brokered Deposits (1)	1,159,475	862,026	718,986	476,139	787,812
Brokered deposits as a percentage of total deposits (1)	5.4%	4.6%	4.4%	3.2%	5.5%

(1)
Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2016 and 2015, the banks had approximately $1.3 billion and $954.8 million, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

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

Contractual Obligations. The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements in Item 8:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total
Deposits	10	$20,187,238	1,324,971	145,690	733	21,658,632
FHLB advances (1)	11	36,928	91,903	—	25,000	153,831
Subordinated notes	12	—	—	—	138,971	138,971
Other borrowings	13	214,647	32,279	11,907	3,653	262,486
Junior subordinated debentures	14	—	—	—	253,566	253,566
Operating leases	15	10,598	24,029	22,882	109,406	166,915
Purchase obligations (2)		49,890	28,999	18,179	78,863	175,931
Total		$20,499,301	1,502,181	198,658	610,192	22,810,332

(1)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(2)
Purchase obligations presented above primarily relate to certain contractual cash obligations for pending acquisitions, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2016 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

Commitments.

The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2016. Further information on these commitments is included in Note 19 of the Consolidated Financial Statements in Item 8.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$2,161,846	1,428,160	453,165	203,450	4,246,621
Residential real estate	529,481	—	—	—	529,481
Revolving home equity lines of credit	836,206	—	—	—	836,206
Letters of credit	148,607	37,889	16,225	3,188	205,909
Commitments to sell mortgage loans	773,366	—	—	—	773,366

Our remaining commitment to fund community investments totaled $10.9 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2016, the liability for estimated losses on repurchase and indemnification was $4.2 million and was included in other liabilities on the balance sheet.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2016 and December 31, 2015 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2016	18.5%	9.6%	(13.2)%	(19.6)%
December 31, 2015	16.1	8.7	(10.6)	(17.5)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2016	7.6%	4.0%	(5.0)%	(9.2)%
December 31, 2015	7.3	3.9	(4.4)	(7.7)

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 20, “Derivative Financial Instruments,” of the Financial Statements presented under Item 8 of this Annual Report on Form 10-K for further information on the Company’s derivative financial instruments.

During 2016 and 2015, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use other financial derivative instruments. There were no covered call options outstanding as of December 31, 2016 or 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wintrust Financial Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wintrust Financial Corporation and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2017

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands)	2016	2015
Assets
Cash and due from banks	$267,194	$271,454
Federal funds sold and securities purchased under resale agreements	2,851	4,341
Interest bearing deposits with banks	980,457	607,782
Available-for-sale securities, at fair value	1,724,667	1,716,388
Held-to-maturity securities, at amortized cost ($607.6 million and $878.1 million fair value at December 31, 2016 and 2015, respectively)	635,705	884,826
Trading account securities	1,989	448
Federal Home Loan Bank and Federal Reserve Bank stock	133,494	101,581
Brokerage customer receivables	25,181	27,631
Mortgage loans held-for-sale	418,374	388,038
Loans, net of unearned income, excluding covered loans	19,703,172	17,118,117
Covered loans	58,145	148,673
Total loans	19,761,317	17,266,790
Allowance for loan losses	(122,291)	(105,400)
Allowance for covered loan losses	(1,322)	(3,026)
Net loans	19,637,704	17,158,364
Premises and equipment, net	597,301	592,256
Lease investments, net	129,402	63,170
Accrued interest receivable and other assets	593,796	597,099
Goodwill	498,587	471,761
Other intangible assets	21,851	24,209
Total assets	$25,668,553	$22,909,348

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$5,927,377	$4,836,420
Interest bearing	15,731,255	13,803,214
Total deposits	21,658,632	18,639,634
Federal Home Loan Bank advances	153,831	853,431
Other borrowings	262,486	265,785
Subordinated notes	138,971	138,861
Junior subordinated debentures	253,566	268,566
Trade date securities payable	—	538
Accrued interest payable and other liabilities	505,450	390,259
Total liabilities	22,972,936	20,557,074
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,257 and 126,287 shares issued and outstanding at December 31, 2016 and 2015, respectively	126,257	126,287
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31 2016 and December 31, 2015	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2016 and 2015; 51,978,289 shares issued at December 31, 2016 and 48,468,894 shares issued at December 31, 2015	51,978	48,469
Surplus	1,365,781	1,190,988
Treasury stock, at cost, 97,749 shares at December 31, 2016 and 85,615 shares at December 31, 2015	(4,589)	(3,973)
Retained earnings	1,096,518	928,211
Accumulated other comprehensive loss	(65,328)	(62,708)
Total shareholders’ equity	2,695,617	2,352,274
Total liabilities and shareholders’ equity	$25,668,553	$22,909,348
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Interest income
Interest and fees on loans	$741,001	$651,831	$613,024
Interest bearing deposits with banks	4,236	1,486	1,472
Federal funds sold and securities purchased under resale agreements	4	4	25
Investment securities	62,038	61,006	52,951
Trading account securities	75	108	79
Federal Home Loan Bank and Federal Reserve Bank stock	4,287	3,232	2,920
Brokerage customer receivables	816	797	796
Total interest income	812,457	718,464	671,267
Interest expense
Interest on deposits	58,409	48,863	48,411
Interest on Federal Home Loan Bank advances	10,886	9,110	10,523
Interest on other borrowings	4,355	3,627	1,773
Interest on subordinated notes	7,111	7,105	3,906
Interest on junior subordinated debentures	9,503	8,230	8,079
Total interest expense	90,264	76,935	72,692
Net interest income	722,193	641,529	598,575
Provision for credit losses	34,084	32,942	20,537
Net interest income after provision for credit losses	688,109	608,587	578,038
Non-interest income
Wealth management	76,018	73,452	71,343
Mortgage banking	128,743	115,011	91,617
Service charges on deposit accounts	31,210	27,384	23,307
Gains (losses) on investment securities, net	7,645	323	(504)
Fees from covered call options	11,470	15,364	7,859
Trading gains (losses), net	91	(247)	(1,609)
Operating lease income, net	16,441	2,728	163
Other	53,812	37,582	23,064
Total non-interest income	325,430	271,597	215,240
Non-interest expense
Salaries and employee benefits	405,158	382,080	335,506
Equipment	37,055	32,889	29,609
Operating lease equipment depreciation	13,259	1,749	142
Occupancy, net	50,912	48,880	42,889
Data processing	28,776	26,940	19,336
Advertising and marketing	24,776	21,924	13,571
Professional fees	20,411	18,225	15,574
Amortization of other intangible assets	4,789	4,621	4,692
FDIC insurance	16,065	12,386	12,168
OREO expenses, net	5,187	4,483	9,367
Other	75,297	74,242	63,993
Total non-interest expense	681,685	628,419	546,847
Income before taxes	331,854	251,765	246,431
Income tax expense	124,979	95,016	95,033
Net income	$206,875	$156,749	$151,398
Preferred stock dividends	14,513	10,869	6,323
Net income applicable to common shares	$192,362	$145,880	$145,075
Net income per common share—Basic	$3.83	$3.05	$3.12
Net income per common share—Diluted	$3.66	$2.93	$2.98
Cash dividends declared per common share	$0.48	$0.44	$0.40
Weighted average common shares outstanding	50,278	47,838	46,524
Dilutive potential common shares	3,994	4,099	4,321
Average common shares and dilutive common shares	54,272	51,937	50,845
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net income	$206,875	$156,749	$151,398
Unrealized (losses) gains on securities
Before tax	(28,932)	(13,176)	72,488
Tax effect	11,378	5,153	(28,660)
Net of tax	(17,554)	(8,023)	43,828
Reclassification of net gains (losses) included in net income
Before tax	7,645	323	(504)
Tax effect	(3,004)	(127)	200
Net of tax	4,641	196	(304)
Reclassification of amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	(17,386)	(128)	—
Tax effect	6,826	50	—
Net of tax	(10,560)	(78)	—
Net unrealized (losses) gains on securities	(11,635)	(8,141)	44,132
Unrealized gains (losses) on derivative instruments
Before tax	10,473	533	(91)
Tax effect	(4,115)	(209)	36
Net unrealized gains (losses) on derivative instruments	6,358	324	(55)
Foreign currency translation adjustment
Before tax	3,737	(24,001)	(24,346)
Tax effect	(1,080)	6,442	5,973
Net foreign currency translation adjustment	2,657	(17,559)	(18,373)
Total other comprehensive (loss) income	(2,620)	(25,376)	25,704
Comprehensive income	$204,255	$131,373	$177,102
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2013	$126,477	$46,181	$1,117,032	$(3,000)	$676,935	$(63,036)	$1,900,589
Net income	—	—	—	—	151,398	—	151,398
Other comprehensive income, net of tax	—	—	—	—	—	25,704	25,704
Cash dividends declared on common stock	—	—	—	—	(18,610)	—	(18,610)
Dividends on preferred stock	—	—	—	—	(6,323)	—	(6,323)
Stock-based compensation	—	—	7,754	—	—	—	7,754
Conversion of Series C Preferred Stock to common stock	(10)	1	9	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	538	4,414	(313)	—	—	4,639
Restricted stock awards	—	76	178	(236)	—	—	18
Employee stock purchase plan	—	65	2,939	—	—	—	3,004
Director compensation plan	—	20	1,629	—	—	—	1,649
Balance at December 31, 2014	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
Net income	—	—	—	—	156,749	—	156,749
Other comprehensive loss, net of tax	—	—	—	—	—	(25,376)	(25,376)
Cash dividends declared on common stock	—	—	—	—	(21,069)	—	(21,069)
Dividends on preferred stock	—	—	—	—	(10,869)	—	(10,869)
Stock-based compensation	—	—	9,656	—	—	—	9,656
Issuance of Series D Preferred Stock	125,000	—	(4,158)	—	—	—	120,842
Conversion of Series C Preferred Stock to common stock	(180)	4	176	—	—	—	—
Common stock issued for:
Acquisitions	—	811	37,912	—	—	—	38,723
Exercise of stock options and warrants	—	587	9,149	(130)	—	—	9,606
Restricted stock awards	—	108	(57)	(294)	—	—	(243)
Employee stock purchase plan	—	58	2,692	—	—	—	2,750
Director compensation plan	—	20	1,663	—	—	—	1,683
Balance at December 31, 2015	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
Net income	—	—	—	—	206,875	—	206,875
Other comprehensive loss, net of tax	—	—	—	—	—	(2,620)	(2,620)
Cash dividends declared on common stock	—	—	—	—	(24,055)	—	(24,055)
Dividends on preferred stock	—	—	—	—	(14,513)	—	(14,513)
Stock-based compensation	—	—	9,303	—	—	—	9,303
Conversion of Series C Preferred Stock to common stock	(30)	1	29	—	—	—	—
Common stock issued for:
New issuance, net of costs	—	3,000	149,911	—	—	—	152,911
Exercise of stock options and warrants	—	329	11,276	(377)	—	—	11,228
Restricted stock awards	—	98	142	(239)	—	—	1
Employee stock purchase plan	—	56	2,581	—	—	—	2,637
Director compensation plan	—	25	1,551	—	—	—	1,576
Balance at December 31, 2016	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Operating Activities:
Net income	$206,875	$156,749	$151,398
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	34,084	32,942	20,537
Depreciation, amortization and accretion, net	53,148	41,010	37,792
Deferred income tax expense	6,676	23,054	4,125
Stock-based compensation expense	9,303	9,656	7,754
Excess tax benefits from stock-based compensation arrangements	(951)	(744)	(444)
Net amortization of premium on securities	5,646	3,398	1,498
Accretion of discounts on loans	(35,571)	(34,378)	(42,539)
Mortgage servicing rights fair value change, net	3,405	(213)	1,428
Originations and purchases of mortgage loans held-for-sale	(4,386,339)	(3,903,777)	(3,182,684)
Proceeds from sales of mortgage loans held-for-sale	4,468,984	3,971,724	3,241,489
BOLI income	(3,594)	(3,146)	(2,701)
(Increase) decrease in trading securities, net	(1,541)	758	(709)
Net decrease (increase) in brokerage customer receivables	2,450	(3,410)	6,732
Gains on mortgage loans sold	(112,981)	(104,695)	(75,768)
(Gains) losses on investment securities, net	(7,645)	(323)	504
Gains on early extinguishment of debt, net	(3,588)	—	—
(Gains) losses on sales of premises and equipment, net	(305)	807	644
Net losses (gains) on sales and fair value adjustments of other real estate owned	1,381	(350)	3,735
(Increase) decrease in accrued interest receivable and other assets, net	(43,614)	(151,132)	72,479
Increase (decrease) in accrued interest payable and other liabilities, net	113,258	292	(38,902)
Net Cash Provided by Operating Activities	309,081	38,222	206,368
Investing Activities:
Proceeds from maturities of available-for-sale securities	1,234,162	506,798	431,347
Proceeds from maturities of held-to-maturity securities	710	55	—
Proceeds from sales and calls of available-for-sale securities	2,208,010	1,515,559	852,330
Proceeds from calls of held-to-maturity securities	734,326	770	—
Purchases of available-for-sale securities	(3,398,640)	(2,092,652)	(1,597,587)
Purchases of held-to-maturity securities	(486,696)	(22,892)	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock, net	(31,913)	(9,999)	(12,321)
Net cash (paid) received in business combinations	(613,619)	(15,428)	228,946
Proceeds from sales of other real estate owned	38,367	50,405	92,620
Proceeds received from the FDIC related to reimbursements on covered assets	1,207	1,859	19,999
Net (increase) decrease in interest-bearing deposits with banks	(366,591)	531,396	(502,863)
Net increase in loans	(1,779,905)	(2,066,666)	(1,311,927)
Redemption of BOLI	1,840	2,701	—
Purchases of premises and equipment, net	(33,923)	(43,459)	(38,136)
Net Cash Used for Investing Activities	(2,492,665)	(1,641,553)	(1,837,592)
Financing Activities:
Increase in deposit accounts	2,769,022	1,381,425	1,217,396
(Decrease) increase in subordinated notes and other borrowings, net	(3,405)	44,415	(59,384)
(Decrease) increase in Federal Home Loan Bank advances, net	(707,594)	115,186	315,550
Proceeds from the issuance of common stock, net	152,911	—	—
Proceeds from the issuance of preferred stock, net	—	120,842	—
Proceeds from the issuance of subordinated notes, net	—	—	139,090
Redemption of junior subordinated debentures, net	(10,695)	—	—
Excess tax benefits from stock-based compensation arrangements	951	744	444
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	15,828	16,119	10,453
Common stock repurchases	(616)	(424)	(549)
Dividends paid	(38,568)	(29,888)	(24,933)
Net Cash Provided by Financing Activities	2,177,834	1,648,419	1,598,067
Net (Decrease) Increase in Cash and Cash Equivalents	(5,750)	45,088	(33,157)
Cash and Cash Equivalents at Beginning of Period	275,795	230,707	263,864
Cash and Cash Equivalents at End of Period	$270,045	$275,795	$230,707
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$91,390	$77,737	$73,334
Income taxes, net	94,888	94,723	72,575
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	882,865	1,187,115	475,398
Value ascribed to goodwill and other intangible assets	27,083	79,879	37,526
Fair value of liabilities assumed	259,631	1,033,219	405,801
Non-cash activities
Transfer of available-for-sale securities to held-to-maturity securities	—	862,712	—
Transfer to other real estate owned from loans	13,352	28,565	52,102
Common stock issued for acquisitions	—	38,723	—
See accompanying Notes to Consolidated Financial Statements.

(1) Summary of Significant Accounting Policies

The accounting and reporting policies of Wintrust Financial Corporation (“Wintrust” or the “Company”) and its subsidiaries conform to generally accepted accounting principles in the United States and prevailing practices of the banking industry. In the preparation of the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts contained in the consolidated financial statements. Management believes that the estimates made are reasonable; however, changes in estimates may be required if economic or other conditions change beyond management’s expectations. Reclassifications of certain prior year amounts have been made to conform to the current year presentation. The following is a summary of the Company’s significant accounting policies.

Principles of Consolidation

The consolidated financial statements of Wintrust include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted-average number of common shares outstanding is increased by the assumed conversion of outstanding convertible preferred stock shares from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options, the issuance of restricted shares and stock warrants using the treasury stock method. The adjustments to the weighted-average common shares outstanding are only made when such adjustments will dilute earnings per common share. Net income applicable to common shares used in the diluted earnings per share calculation can be affected by the conversion of the Company's preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is not adjusted by the associated preferred dividends.

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

Subsequent to classification at the time of purchase, the Company may subsequently transfer securities between trading, held-to-maturity, or available-for-sale. For securities transferred to trading, the current unrealized gain or loss at the date of transfer, net of related taxes, is immediately recognized in earnings. Securities transferred from trading to either held-to-maturity or available-for-sale has already recognized any unrealized gain or loss into earnings and this amount is not reversed. Unrealized gains or losses, net related taxes, for available-for-sale securities transferred to held-to-maturity remains as a separate component of other comprehensive income and an offsetting discount included in the amortized cost of the held-to-maturity security. These amounts are amortized over the remaining life of the security in equal and offsetting amounts. Unrealized gains or losses for held-to-maturity securities transferred to available-for-sale are recognized at the transfer date as a separate component of other comprehensive income, net of related taxes.

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

FHLB and FRB Stock

Investments in FHLB and FRB stock are restricted as to redemption and are carried at cost.

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

Mortgage Loans Held-for-Sale

Mortgage loans are classified as held-for-sale when originated or acquired with the intent to sell the loan into the secondary market. ASC 825, “Financial Instruments” provides entities with an option to report selected financial assets and liabilities at fair value. Mortgage loans classified as held-for-sale are measured at fair value which is determined by reference to investor prices for loan products with similar characteristics. Changes in fair value are recognized in mortgage banking revenue.

Market conditions or other developments may change management’s intent with respect to the disposition of these loans and loans previously classified as mortgage loans held-for-sale may be reclassified to the loans held-for-investment portfolio, with the balance transferred continuing to be carried at fair value.

Loans and Leases, Allowance for Loan Losses, Allowance for Covered Loan Losses and Allowance for Losses on Lending-Related Commitments

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

Leases classified as capital leases are included within lease loans for financial statement purposes. Capital leases are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income. Unearned lease income on capital leases is recognized over the term of the leases using the effective interest method.

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

The Company maintains its allowance for loan losses at a level believed appropriate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of internal problem loan reporting system loans and actual loss experience, changes in the composition of the loan portfolio, historical loss experience, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in experience, ability and depth of lending management and staff, changes in national and local economic and business conditions and developments, including the condition of various market segments and changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, TDRs and other loan modifications. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. Loans with a credit risk rating of a 6 through 9 are reviewed on a monthly basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (an impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral less the estimated cost to sell. Any shortfall is recorded as a specific reserve. For loans with a credit risk rating of 7 or better that are not considered impaired loans, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to income based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.

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

Mortgage Servicing Rights

MSRs are recorded in the Consolidated Statements of Condition at fair value in accordance with ASC 860, “Transfers and Servicing.” The Company originates mortgage loans for sale to the secondary market, the majority of which are sold without retaining servicing rights. There are certain loans, however, that are originated and sold with servicing rights retained. MSRs associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the Consolidated Statements of Condition. The change in the fair value of MSRs is recorded as a component of mortgage banking revenue in non-interest income in the Consolidated Statements of Income. The Company measures the fair value of MSRs by stratifying the servicing rights into pools based on homogenous characteristics, such as product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.

Lease Investments

The Company’s investments in equipment and other assets held on operating leases are reported as lease investments, net. Rental income on operating leases is recognized as income over the lease term on a straight-line basis. Equipment and other assets held on operating leases is stated at cost less accumulated depreciation using the straight-line method over the term of the leases, which is generally seven years or less.

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

FDIC Loss Share Asset (Liability)

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover losses incurred with respect to loans, foreclosed real estate and certain other assets. The loss share assets and liabilities are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities are recorded as FDIC indemnification assets and other liabilities on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce FDIC loss share assets or increase FDIC loss share liabilities. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce FDIC loss share assets or increase FDIC loss share liabilities. In accordance with certain clawback provisions, the Company may be required to reimburse the FDIC when actual losses are less than certain thresholds established for each loss share agreement. The balance of these estimated reimbursements and any related amortization are adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition, estimated reimbursements from clawback provisions are recorded as a reduction to FDIC loss share assets or an increase to FDIC loss share liabilities. Although these assets and liabilities are contractual receivables from and payables to the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase FDIC loss share assets or reduce FDIC loss share liabilities. The corresponding amortization or accretion is recorded as a component of non-interest income on the Consolidated Statements of Income.

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for loan losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2016 and 2015, other real estate owned, excluding covered other real estate owned, totaled $40.3 million and $43.9 million, respectively.

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

Bank-Owned Life Insurance

The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2016 and 2015, BOLI totaled $141.6 million and $136.2 million, respectively.

Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the future cash flows or the value of certain assets and liabilities. The Company is also required to recognize certain contracts and commitments, including certain commitments to fund mortgage loans held-for-sale, as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. The Company accounts for derivatives in accordance with ASC 815, “Derivatives and Hedging,” which requires that all derivative instruments be recorded in the statement of condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

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

Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (“covered call options”). These option transactions are designed primarily as an economic hedge to compensate for net interest margin compression by increasing the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2016 and 2015.

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

Stock-Based Compensation Plans

In accordance with ASC 718, “Compensation — Stock Compensation,” compensation cost is measured as the fair value of the awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

New Accounting Pronouncements Adopted

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern,” to provide guidance regarding management's responsibility to evaluate whether conditions or events, considered in the aggregate, exist that would raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued. If substantial doubt exists, specific disclosures are required to be included in an entity's financial statements issued. This guidance was effective for fiscal years ending after December 15, 2016, and for fiscal years and interim periods thereafter. Through its evaluation, the Company did not identify any conditions or events that would raise substantial doubt about the Company's ability to continue as a going concern within one year of the issuance of these consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” to clarify the presentation of debt issuance costs within the balance sheet. This ASU requires that an entity present debt issuance costs related to a recognized debt liability on the balance sheet as a direct deduction from the carrying amount of that debt liability, not as a separate asset. The ASU does not affect the current guidance for the recognition and measurement for these debt issuance costs. Additionally, in August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting),” to further clarify the presentation of debt issuance costs related to line-of-credit agreements. This ASU states the SEC would not object to an entity deferring and presenting debt issuance costs related to line-of-credit agreements as an asset on the balance sheet and subsequently amortizing these costs ratably over the term of the agreement, regardless of any outstanding borrowing under the line-of-credit agreement. This guidance was effective for fiscal years beginning after December 15, 2015 and was applied retrospectively within the Company’s consolidated financial statements. As of December 31, 2015, the Company reclassified as a direct reduction to the related debt balance $7.8 million of debt issuance costs that were previously presented as accrued interest receivable and other assets on the Consolidated Statements of Condition.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” to simplify the accounting for subsequent adjustments made to provisional amounts recognized at the acquisition date of a business combination. This ASU eliminates the requirement to retrospectively account for these adjustment for all prior periods impacted. The acquirer is required to recognize these adjustments identified during the measurement period in the reporting period in which the adjustment amount is determined. Additionally, the ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized at the acquisition date. This guidance was effective for fiscal years beginning after December 15, 2015 and did not have a material impact on the Company’s consolidated financial statements.

(2) Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which created “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and develop a common revenue standard for customer contracts. This ASU provides guidance regarding how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also added a new subtopic to the codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers” to provide guidance on costs related to obtaining and fulfilling a customer contract. Furthermore, the new standard requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. At the time ASU No. 2014-09 was issued, the guidance was effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a deferral of the effective date by one year, which would result in the guidance becoming effective for fiscal years beginning after December 15, 2017.

The FASB has continued to issue various Updates to clarify and improve specific areas of ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance within ASU No. 2014-09 surrounding principal versus agent considerations and its impact on revenue recognition. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to also clarify the implementation guidance within ASU No. 2014-09 related to these two topics. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting,” to remove certain areas of SEC Staff Guidance from those specific Topics. Additionally, in May 2016 and December 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify specific aspects of implementation, including the collectability criterion, exclusion of sales taxes collected from a transaction price, noncash consideration, contract modifications, completed contracts at transition, the applicability of loan guarantee fees, impairment of capitalized contract costs and certain disclosure requirements. Like ASU No. 2014-09, this guidance is effective for fiscal years beginning after December 15, 2017.

The Company is currently evaluating the impact on the consolidated financial statements of adopting this new guidance. Specifically, the Company has established a group consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements. At this time, the Company has identified sources of revenue potentially effected under the new revenue standards, including but not limited to fees earned on wealth and treasury management activities. Additionally, the Company is currently inquiring of appropriate individuals regarding the characteristics of revenue contracts and assessing that impact on future contract reviews. Based on preliminary analysis, the Company expects to the adopt the new guidance using the modified retrospective approach.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to improve the accounting for financial instruments. This ASU requires    equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017 and is to be applied prospectively with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to improve transparency and comparability across entities regarding leasing arrangements. This ASU requires the recognition of a separate lease liability representing the required discounted lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Additionally, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach, including the option to apply certain practical expedients.

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements. Excluding any impact from the clarification of contracts representing a lease, the Company expects to recognize separate lease liabilities and right to use assets for the amounts related to certain facilities under operating lease agreements disclosed in Note 15 - Minimum Lease Commitments. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption.

Derivatives

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” to clarify guidance surrounding the effect on an existing hedging relationship of a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. This ASU states that a change in counterparty to such derivative instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied either under a prospective or a modified retrospective approach. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” to simplify the accounting for investments qualifying for the use of the equity method of accounting. This ASU eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for such method as a result of an increase in the level of ownership interest or degree of influence. The ASU requires the equity method investor add the cost of acquiring the additional interest to the current basis and adopt the equity method of accounting as of that date going forward. Additionally, for available-for-sale equity securities that become qualified for equity method accounting, the ASU requires the related unrealized holding gains or losses included in accumulated other comprehensive income be recognized in earnings at the date the investment qualifies for such accounting. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied under a prospective approach. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Employee Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to simplify the accounting for several areas of share-based payment transactions. This includes the recognition of all excess tax benefits and tax deficiencies as income tax expense instead of surplus, the classification on the statement of cash flows of excess tax benefits and taxes paid when the employer withholds shares for tax-withholding purposes. Additionally, related to forfeitures, the ASU provides the option to estimate the number of awards that are expected to vest or account for forfeitures as they occur. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied under a modified retrospective and retrospective approach based upon the specific amendment of the ASU. The Company has adopted this new guidance starting in 2017.

Allowance for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining credit loss estimates. This impacts the calculation of the allowance for credit losses for all financial assets measured under the amortized cost basis, including PCI loans at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach.

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. Specifically, the Company has established a group consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information as well as has identified certain data and system requirements.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force),” to clarify the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach, if practicable. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” to clarify the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” to improve the accounting for intra-entity transfers of assets other than inventory. This ASU allows the recognition of current and deferred income taxes for such transfers prior to the subsequent sale of the transferred assets to an outside party. Initial recognition of current and deferred income taxes is currently prohibited for intra-entity transfers of assets other than inventory. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach through cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Consolidation

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control,” to amend guidance from ASU No. 2015-02 regarding how a reporting entity treats indirect interests in a variable interest entity (“VIE”) held through related parties under common control when determining whether the reporting entity is the primary beneficiary of such VIE. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied under a retrospective approach. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered a business combination and the resulting impact of such determination on the consolidated financial statements.

Goodwill

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill. When the carrying amount of a reporting unit exceeds its fair value, an entity would no longer be required to determine goodwill impairment by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit was acquired in a business combination. Goodwill impairment would be recognized according to the excess of the carrying amount of the reporting unit over the calculated fair value of such unit. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a prospective approach. The Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2016 and 2015 is as follows:

	December 31, 2016				December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$142,741	$1	$(759)	$141,983	$312,282	$—	$(5,553)	$306,729
U.S. Government agencies	189,540	47	(435)	189,152	70,313	198	(275)	70,236
Municipal	129,446	2,969	(606)	131,809	105,702	3,249	(356)	108,595
Corporate notes:
Financial issuers	65,260	132	(1,000)	64,392	80,014	1,510	(1,481)	80,043
Other	1,000	—	(1)	999	1,500	4	(2)	1,502
Mortgage-backed: (1)
Mortgage-backed securities	1,185,448	284	(54,330)	1,131,402	1,069,680	3,834	(21,004)	1,052,510
Collateralized mortgage obligations	30,105	67	(490)	29,682	40,421	172	(506)	40,087
Equity securities	32,608	3,429	(789)	35,248	51,380	5,799	(493)	56,686
Total available-for-sale securities	$1,776,148	$6,929	$(58,410)	$1,724,667	$1,731,292	$14,766	$(29,670)	$1,716,388
Held-to-maturity securities
U.S. Government agencies	$433,343	$7	$(24,470)	$408,880	$687,302	$4	$(7,144)	$680,162
Municipal	202,362	647	(4,287)	198,722	197,524	867	(442)	197,949
Total held-to-maturity securities	$635,705	$654	$(28,757)	$607,602	$884,826	$871	$(7,586)	$878,111

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

In 2015, the Company transferred $862.7 million of investment securities with an unrealized loss of $14.4 million from the available-for-sale classification to the held-to-maturity classification. No investment securities were transferred from the available-for-sale classification to the held-to-maturity classification in 2016.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$133,980	$(759)	$—	$—	$133,980	$(759)
U.S. Government agencies	89,645	(435)	—	—	89,645	(435)
Municipal	54,711	(408)	6,684	(198)	61,395	(606)
Corporate notes:
Financial issuers	13,157	(11)	34,972	(989)	48,129	(1,000)
Other	999	(1)	—	—	999	(1)
Mortgage-backed:
Mortgage-backed securities	1,116,705	(54,330)	—	—	1,116,705	(54,330)
Collateralized mortgage obligations	15,038	(229)	6,905	(261)	21,943	(490)
Equity securities	6,617	(214)	8,513	(575)	15,130	(789)
Total available-for-sale securities	$1,430,852	$(56,387)	$57,074	$(2,023)	$1,487,926	$(58,410)
Held-to-maturity securities
U.S. Government agencies	$355,621	$(23,250)	$50,033	$(1,220)	$405,654	$(24,470)
Municipal	170,707	(4,137)	5,708	(150)	176,415	(4,287)
Total held-to-maturity securities	$526,328	$(27,387)	$55,741	$(1,370)	$582,069	$(28,757)

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

The Company does not consider securities with unrealized losses at December 31, 2016 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily U.S. government agency securities, corporate notes and equity securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales and calls of investment securities:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Realized gains	$9,399	$658	$405
Realized losses	(1,754)	(335)	(909)
Net realized gains	$7,645	$323	$(504)
Other than temporary impairment charges	—	—	—
Gains (losses) on investment securities, net	$7,645	$323	$(504)
Proceeds from sales and calls of available-for-sale securities	$2,208,010	$1,515,559	$852,330
Proceeds from calls of held-to-maturity securities	734,326	770	—
Net gains on investment securities resulted in income tax expense of $2.9 million in 2016 and $122,000 in 2015. Net losses on investment securities resulted in an income tax benefit included in income tax expense of $194,000 in 2014.

The amortized cost and fair value of securities as of December 31, 2016 and December 31, 2015, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$145,353	$145,062	$160,856	$160,756
Due in one to five years	321,019	320,423	166,550	166,468
Due in five to ten years	27,319	28,451	228,652	225,699
Due after ten years	34,296	34,399	13,753	14,182
Mortgage-backed	1,215,553	1,161,084	1,110,101	1,092,597
Equity securities	32,608	35,248	51,380	56,686
Total available-for-sale securities	$1,776,148	$1,724,667	$1,731,292	$1,716,388
Held-to-maturity securities
Due in one year or less	$—	$—	$—	$—
Due in one to five years	29,794	29,416	19,208	19,156
Due in five to ten years	69,664	67,820	96,454	96,091
Due after ten years	536,247	510,366	769,164	762,864
Total held-to-maturity securities	$635,705	$607,602	$884,826	$878,111
At December 31, 2016 and December 31, 2015, securities having a carrying value of $1.4 billion and $1.2 billion, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2016, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company's loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Balance:
Commercial	$6,005,422	$4,713,909
Commercial real estate	6,196,087	5,529,289
Home equity	725,793	784,675
Residential real estate	705,221	607,451
Premium finance receivables—commercial	2,478,581	2,374,921
Premium finance receivables—life insurance	3,470,027	2,961,496
Consumer and other	122,041	146,376
Total loans, net of unearned income, excluding covered loans	$19,703,172	$17,118,117
Covered loans	58,145	148,673
Total loans, net of unearned income	$19,761,317	$17,266,790
Mix:
Commercial	30%	27%
Commercial real estate	31	32
Home equity	4	5
Residential real estate	4	3
Premium finance receivables—commercial	12	14
Premium finance receivables—life insurance	18	17
Consumer and other	1	1
Total loans, net of unearned income, excluding covered loans	100%	99%
Covered loans	—	1
Total loans, net of unearned income	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $69.6 million and $56.7 million at December 31, 2016 and 2015, respectively. Certain life insurance premium finance receivables attributable to the life insurance premium finance loan acquisition in 2009 as well as PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition - PCI Loans,” below.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $2.6 million and $(9.2) million at December 31, 2016 and 2015, respectively. The net credit balance at December 31, 2015 is primarily the result of purchase accounting adjustments related to the various acquisitions during 2015.

Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $6.7 billion and $3.8 billion at December 31, 2016 and 2015, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2016, approximately $6.1 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $630.7 million of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2016 and 2015, the banks had outstanding borrowings of $153.8 million and $853.4 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 11, “Federal Home Loan Bank Advances” for a summary of these borrowings.

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

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
PCI loans	$509,446	$471,786	$699,208	$639,552

The following table provides estimated details as of the date of acquisition on loans acquired in 2016 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	First Community	Foundations Bank
Contractually required payments including interest	$12,200	$20,091
Less: Nonaccretable difference	185	4,009
Cash flows expected to be collected (1)	$12,015	$16,082
Less: Accretable yield	1,380	1,082
Fair value of PCI loans acquired	$10,635	$15,000

(1)	Represents undiscounted expected principal and interest cash at acquisition.

See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans” for further discussion regarding the allowance for loan losses associated with PCI loans at December 31, 2016.

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

	Years Ended December 31,
(Dollars in thousands)	2016	2015
Accretable yield, beginning balance	$63,902	$79,102
Acquisitions	2,462	9,993
Accretable yield amortized to interest income	(23,218)	(24,115)
Accretable yield amortized to indemnification asset/liability (1)	(5,746)	(13,495)
Reclassification from non-accretable difference (2)	13,733	7,390
(Decreases) increases in interest cash flows due to payments and changes in interest rates	(1,725)	5,027
Accretable yield, ending balance (3)	$49,408	$63,902

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of December 31, 2016, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset for the bank acquisitions is $1.1 million. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income accounted for under ASC 310-30 totaled $23.2 million and $24.1 million in 2016 and 2015, respectively.  These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(5) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at December 31, 2016 and 2015:

As of December 31, 2016 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$13,441	$174	$2,341	$11,779	$3,716,977	$3,744,712
Franchise	—	—	—	493	869,228	869,721
Mortgage warehouse lines of credit	—	—	—	—	204,225	204,225
Asset-based lending	1,924	—	135	1,609	871,402	875,070
Leases	510	—	—	1,331	293,073	294,914
PCI - commercial (1)	—	1,689	100	2,428	12,563	16,780
Total commercial	$15,875	$1,863	$2,576	$17,640	$5,967,468	$6,005,422
Commercial real estate:
Construction	2,408	—	—	1,824	606,007	610,239
Land	394	—	188	—	104,219	104,801
Office	4,337	—	4,506	1,232	857,599	867,674
Industrial	7,047	—	4,516	2,436	756,602	770,601
Retail	597	—	760	3,364	907,872	912,593
Multi-family	643	—	322	1,347	805,312	807,624
Mixed use and other	6,498	—	1,186	12,632	1,931,859	1,952,175
PCI - commercial real estate (1)	—	16,188	3,775	8,888	141,529	170,380
Total commercial real estate	$21,924	$16,188	$15,253	$31,723	$6,110,999	$6,196,087
Home equity	9,761	—	1,630	6,515	707,887	725,793
Residential real estate, including PCI	12,749	1,309	936	8,271	681,956	705,221
Premium finance receivables
Commercial insurance loans	14,709	7,962	5,646	14,580	2,435,684	2,478,581
Life insurance loans	—	3,717	17,514	16,204	3,182,935	3,220,370
PCI - life insurance loans (1)	—	—	—	—	249,657	249,657
Consumer and other, including PCI	439	207	100	887	120,408	122,041
Total loans, net of unearned income, excluding covered loans	$75,457	$31,246	$43,655	$95,820	$19,456,994	$19,703,172
Covered loans	2,121	2,492	225	1,553	51,754	58,145
Total loans, net of unearned income	$77,578	$33,738	$43,880	$97,373	$19,508,748	$19,761,317

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4, “Loans” for further discussion of these purchased loans.

As of December 31, 2015 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,704	$6	$6,749	$12,930	$3,226,139	$3,258,528
Franchise	—	—	—	—	245,228	245,228
Mortgage warehouse lines of credit	—	—	—	—	222,806	222,806
Asset-based lending	8	—	3,864	1,844	736,968	742,684
Leases	—	535	748	4,192	220,599	226,074
PCI - commercial (1)	—	892	—	2,510	15,187	18,589
Total commercial	$12,712	$1,433	$11,361	$21,476	$4,666,927	$4,713,909
Commercial real estate
Construction	$306	$—	$1,371	$1,645	$355,338	$358,660
Land	1,751	—	—	120	76,546	78,417
Office	4,619	—	764	3,817	853,801	863,001
Industrial	9,564	—	1,868	1,009	715,207	727,648
Retail	1,760	—	442	2,310	863,887	868,399
Multi-family	1,954	—	597	6,568	733,230	742,349
Mixed use and other	6,691	—	6,723	7,215	1,712,187	1,732,816
PCI - commercial real estate (1)	—	22,111	4,662	16,559	114,667	157,999
Total commercial real estate	$26,645	$22,111	$16,427	$39,243	$5,424,863	$5,529,289
Home equity	6,848	—	1,889	5,517	770,421	784,675
Residential real estate, including PCI	12,043	488	2,166	3,903	588,851	607,451
Premium finance receivables
Commercial insurance loans	14,561	10,294	6,624	21,656	2,321,786	2,374,921
Life insurance loans	—	—	3,432	11,140	2,578,632	2,593,204
PCI - life insurance loans (1)	—	—	—	—	368,292	368,292
Consumer and other, including PCI	263	211	204	1,187	144,511	146,376
Total loans, net of unearned income, excluding covered loans	73,072	34,537	42,103	104,122	16,864,283	17,118,117
Covered loans	5,878	7,335	703	5,774	128,983	148,673
Total loans, net of unearned income	78,950	41,872	42,806	109,896	16,993,266	17,266,790

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4, “Loans” for further discussion of these purchased loans.

The Company's ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, the Company operates a credit risk rating system under which credit management personnel assign a credit risk rating (1 to 10 rating) to each loan at the time of origination and review loans on a regular basis.

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. If the Company determines that a loan amount or portion thereof is uncollectible the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses.

If, based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a specific impairment reserve is established. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at December 31, 2016 and 2015:

	Performing		Non-performing		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2016	2015	2016	2015	2016	2015
Loan Balances:
Commercial
Commercial, industrial and other	$3,731,097	$3,245,818	$13,615	$12,710	$3,744,712	$3,258,528
Franchise	869,721	245,228	—	—	869,721	245,228
Mortgage warehouse lines of credit	204,225	222,806	—	—	204,225	222,806
Asset-based lending	873,146	742,676	1,924	8	875,070	742,684
Leases	294,404	225,539	510	535	294,914	226,074
PCI - commercial (1)	16,780	18,589	—	—	16,780	18,589
Total commercial	$5,989,373	$4,700,656	$16,049	$13,253	$6,005,422	$4,713,909
Commercial real estate
Construction	607,831	358,354	2,408	306	610,239	358,660
Land	104,407	76,666	394	1,751	104,801	78,417
Office	863,337	858,382	4,337	4,619	867,674	863,001
Industrial	763,554	718,084	7,047	9,564	770,601	727,648
Retail	911,996	866,639	597	1,760	912,593	868,399
Multi-family	806,981	740,395	643	1,954	807,624	742,349
Mixed use and other	1,945,677	1,726,125	6,498	6,691	1,952,175	1,732,816
PCI - commercial real estate (1)	170,380	157,999	—	—	170,380	157,999
Total commercial real estate	$6,174,163	$5,502,644	$21,924	$26,645	$6,196,087	$5,529,289
Home equity	716,032	777,827	9,761	6,848	725,793	784,675
Residential real estate, including PCI	692,472	595,408	12,749	12,043	705,221	607,451
Premium finance receivables
Commercial insurance loans	2,455,910	2,350,066	22,671	24,855	2,478,581	2,374,921
Life insurance loans	3,216,653	2,593,204	3,717	—	3,220,370	2,593,204
PCI - life insurance loans (1)	249,657	368,292	—	—	249,657	368,292
Consumer and other, including PCI	121,458	145,963	583	413	122,041	146,376
Total loans, net of unearned income, excluding covered loans	$19,615,718	$17,034,060	$87,454	$84,057	$19,703,172	$17,118,117

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 4, “Loans” for further discussion of these purchased loans.

A summary of the activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the years ended December 31, 2016 and 2015 is as follows:

Year Ended December 31, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Other adjustments	(90)	(154)	—	(57)	10	—	(291)
Reclassification to/from allowance for unfunded lending-related commitments	(500)	(225)	—	—	—	—	(725)
Charge-offs	(7,915)	(1,930)	(3,998)	(1,730)	(8,193)	(925)	(24,691)
Recoveries	1,594	2,945	484	225	2,374	186	7,808
Provision for credit losses	15,269	7,028	3,276	2,542	6,201	474	34,790
Allowance for loan losses at period end	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Allowance for unfunded lending-related commitments at period end	500	1,173	—	—	—	—	1,673
Allowance for credit losses at period end	$44,993	$52,595	$11,774	$5,714	$7,625	$1,263	$123,964
By measurement method:
Individually evaluated for impairment	1,717	3,004	1,233	849	—	100	6,903
Collectively evaluated for impairment	42,624	49,552	10,541	4,792	7,625	1,162	116,296
Loans acquired with deteriorated credit quality	652	39	—	73	—	1	765
Loans at period end:
Individually evaluated for impairment	$20,790	$42,309	$9,994	$17,735	$—	$495	$91,323
Collectively evaluated for impairment	5,967,852	5,983,398	715,799	683,182	5,698,951	120,375	19,169,557
Loans acquired with deteriorated credit quality	16,780	170,380	—	4,304	249,657	1,171	442,292

Year Ended December 31, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$31,699	$35,533	$12,500	$4,218	$6,513	$1,242	$91,705
Other adjustments	(51)	(419)	—	(125)	(142)	—	(737)
Reclassification to/from allowance for unfunded lending-related commitments	—	(138)	—	—	—	—	(138)
Charge-offs	(4,253)	(6,543)	(4,227)	(2,903)	(7,060)	(521)	(25,507)
Recoveries	1,432	2,840	312	283	1,304	159	6,330
Provision for credit losses	7,308	12,485	3,427	3,261	6,618	648	33,747
Allowance for loan losses at period end	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Allowance for unfunded lending-related commitments at period end	—	949	—	—	—	—	949
Allowance for credit losses at period end	$36,135	$44,707	$12,012	$4,734	$7,233	$1,528	$106,349
By measurement method:
Individually evaluated for impairment	2,026	3,733	333	316	—	10	6,418
Collectively evaluated for impairment	34,025	40,625	11,679	4,416	7,233	1,518	99,496
Loans acquired with deteriorated credit quality	84	349	—	2	—	—	435
Loans at period end:
Individually evaluated for impairment	$18,789	$59,871	$6,847	$16,522	$—	$392	$102,421
Collectively evaluated for impairment	4,676,531	5,311,419	777,828	587,463	4,968,125	144,640	16,466,006
Loans acquired with deteriorated credit quality	18,589	157,999	—	3,466	368,292	1,344	549,690

A summary of activity in the allowance for covered loan losses for the years ended December 31, 2016 and 2015 is as follows:

	Years Ended
	December 31,	December 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$3,026	$2,131
Allowance for covered loan losses transferred to allowance for loan losses subsequent to loss share expiration	(156)	—
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(3,530)	(5,350)
Benefit attributable to FDIC loss share agreements	2,949	4,545
Net provision for covered loan losses and transfer from allowance for covered loan losses to allowance for loan losses	$(737)	$(805)
Increase/decrease in FDIC indemnification liability/asset	(2,949)	(4,545)
Loans charged-off	(1,410)	(827)
Recoveries of loans charged-off	3,392	7,072
Net recoveries	$1,982	$6,245
Balance at end of period	$1,322	$3,026

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the FDIC loss share asset or reduce any FDIC loss share liability. The allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses is reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the FDIC loss share asset or increase any FDIC loss share liability. Additions to expected losses will require an increase to the allowance for loan losses, and a corresponding increase to the FDIC loss share asset or reduction to any FDIC loss share liability. See , “FDIC-Assisted Bank Acquisitions” within Note 7, “Business Combinations” for more detail.

Impaired Loans

A summary of impaired loans, including TDRs, at December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	2016	2015
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$33,146	$49,961
Impaired loans with no allowance for loan loss required	57,370	51,294
Total impaired loans (2)	$90,516	$101,255
Allowance for loan losses related to impaired loans	$6,377	$6,380
TDRs	41,708	51,853
Reduction of interest income from non-accrual loans	3,060	3,006
Interest income recognized on impaired loans	5,485	6,198

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2016 and 2015:

	As of			For the Year Ended
December 31, 2016 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$2,601	$2,617	$1,079	$2,649	$134
Asset-based lending	233	235	26	235	10
Leases	2,441	2,443	107	2,561	128
Commercial real estate
Construction	5,302	5,302	86	5,368	164
Land	1,283	1,283	1	1,303	47
Office	2,687	2,697	324	2,797	137
Industrial	5,207	5,843	1,810	7,804	421
Retail	1,750	1,834	170	2,039	101
Multi-family	—	—	—	—	—
Mixed use and other	3,812	4,010	592	4,038	195
Home equity	1,961	1,873	1,233	1,969	75
Residential real estate	5,752	6,327	849	5,816	261
Consumer and other	117	121	100	131	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$12,534	$14,704	$—	$14,944	$948
Asset-based lending	1,691	2,550	—	8,467	377
Leases	873	873	—	939	56
Commercial real estate
Construction	4,003	4,003	—	4,161	81
Land	3,034	3,503	—	3,371	142
Office	3,994	5,921	—	4,002	323
Industrial	2,129	2,436	—	2,828	274
Retail	—	—	—	—	—
Multi-family	1,903	1,987	—	1,825	84
Mixed use and other	6,815	7,388	—	6,912	397
Home equity	8,033	10,483	—	8,830	475
Residential real estate	11,983	14,124	—	12,041	622
Consumer and other	378	489	—	393	26
Total loans, net of unearned income	$90,516	$103,046	$6,377	$105,423	$5,485

	As of			For the Year Ended
December 31, 2015 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$9,754	$12,498	$2,012	$10,123	$792
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—
Land	4,929	8,711	41	5,127	547
Office	5,050	6,051	632	5,394	314
Industrial	8,413	9,105	1,943	10,590	565
Retail	8,527	9,230	343	8,596	386
Multi-family	370	370	202	372	25
Mixed use and other	7,590	7,708	570	7,681	328
Home equity	423	435	333	351	16
Residential real estate	4,710	4,799	294	4,618	182
Consumer and other	195	220	10	216	12
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,562	$9,915	$—	$9,885	$521
Asset-based lending	8	1,570	—	5	88
Leases	—	—	—	—	—
Commercial real estate
Construction	2,328	2,329	—	2,316	113
Land	888	2,373	—	929	90
Office	3,500	4,484	—	3,613	237
Industrial	2,217	2,426	—	2,286	188
Retail	2,757	2,925	—	2,897	129
Multi-family	2,344	2,807	—	2,390	117
Mixed use and other	10,510	14,060	—	11,939	624
Home equity	6,424	7,987	—	5,738	288
Residential real estate	11,559	13,979	—	11,903	624
Consumer and other	197	267	—	201	12
Total loans, net of unearned income	$101,255	$124,249	$6,380	$107,170	$6,198
Average recorded investment in impaired loans for the years ended December 31, 2016, 2015, and 2014 were $105.4 million, $107.2 million, and $135.0 million, respectively. Interest income recognized on impaired loans was $5.5 million, $6.2 million, and $7.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

TDRs

At December 31, 2016, the Company had $41.7 million in loans modified in TDRs. The $41.7 million in TDRs represents 89 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at December 31, 2016 and approximately $2.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans. For the year ended December 31, 2016 and 2015, the Company recorded $421,000 and $573,000, respectively, in interest income representing this decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at December 31, 2016, the Company had $9.4 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $12.1 million at December 31, 2016.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2016, 2015, and 2014, which represent TDRs:

Year ended December 31, 2016	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$345	3	$345	—	$—	—	$—	1	$275
Leases	2	$2,949	2	$2,949	—	$—	—	$—	—	$—
Commercial real estate
Commercial construction	—	—	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—	—	—
Office	1	450	1	450	—	—	—	—	—	—
Industrial	6	7,921	6	7,921	3	7,196	—	—	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	2	150	2	150	—	—	—	—	—	—
Residential real estate and other	7	1,082	5	841	6	850	2	470	—	—
Total loans	21	$12,897	19	$12,656	9	$8,046	2	$470	1	$275

Year ended December 31, 2015	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	169	1	169	—	—	1	169	—	—
Retail	—	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—	—
Mixed use and other	2	201	2	201	—	—	2	201	—	—
Residential real estate and other	9	1,664	9	1,664	5	674	1	50	—	—
Total loans	12	$2,034	12	$2,034	5	$674	4	$420	—	$—

Year ended December 31, 2014	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$1,549	1	$88	1	$1,461	2	$1,549	—	$—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	2	1,510	2	1,510	—	—	—	—	—	—
Industrial	2	1,763	2	1,763	1	685	1	1,078	—	—
Retail	1	202	1	202	—	—	—	—	—	—
Multi-family	1	181	—	—	1	181	—	—	—	—
Mixed use and other	7	4,926	3	2,837	7	4,926	1	1,273	—	—
Residential real estate and other	6	1,836	5	1,625	4	1,138	1	220	—	—
Total loans	21	$11,967	14	$8,025	14	$8,391	5	$4,120	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the year ended December 31, 2016, $12.9 million, or 21 loans, were determined to be TDRs, compared to $2.0 million, or 12 loans, and $12.0 million, or 21 loans, in the years ended 2015 and 2014, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 19 months in 2016 compared to 45 months in 2015 and 19 months in 2014. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 34 basis points, 358 basis points and 170 basis points during the years ended December 31, 2016, 2015, and 2014, respectively. Interest-only payment terms were approximately seven months during the year ended 2016 compared to 17 months and seven months for the years ended 2015 and 2014, respectively. Additionally, $300,000 of principal balance were forgiven in 2016 compared to no principal balances during 2015 and 2014.

The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2016, 2015, and 2014, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2016				Year Ended December 31, 2015				Year Ended December 31, 2014
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$345	1	$28	—	$—	—	$—	2	$1,549	1	$88
Leases	2	$2,949	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real-estate
Office	1	450	1	450	—	—	—	—	2	1,510	—	—
Industrial	6	7,921	5	7,347	1	169	—	—	2	1,763	1	1,078
Retail	—	—	—	—	—	—	—	—	1	202	—	—
Multi-family	—	—	—	—	—	—	—	—	1	181	1	181
Mixed use and other	2	150	1	16	2	201	2	201	7	4,926	2	569
Residential real estate and other	7	1,082	—	—	9	1,664	4	568	6	1,836	1	211
Total loans	21	$12,897	8	$7,841	12	$2,034	6	$769	21	$11,967	6	$2,127

(1)	Total TDRs represent all loans restructured in TDRs during the year indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2016, 2015 and 2014:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2016	2015	2014
Balance at beginning of year	$9,092	$8,435	$8,946
Additions from loans sold with servicing retained	13,091	1,759	213
Additions from acquisitions	—	—	704
Estimate of changes in fair value due to:
Payoffs and paydowns	(2,325)	(1,315)	(976)
Changes in valuation inputs or assumptions	(755)	213	(452)
Fair value at end of year	$19,103	$9,092	$8,435
Unpaid principal balance of mortgage loans serviced for others	$1,784,760	$939,819	$877,899

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

Fair values are determined by using a discounted cash flow model that incorporates the objective characteristics of the portfolio as well as subjective valuation parameters that purchasers of servicing would apply to such portfolios sold into the secondary market. The subjective factors include loan prepayment speeds, discount rates, servicing costs and other economic factors. On at least an annual basis, the Company corroborates its calculated MSR fair value by comparing such value to a separately calculated fair value provided by a third party.

(7) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On November 18, 2016, the Company acquired FCFC. FCFC was the parent company of First Community Bank, Through this transaction, the Company acquired First Community Bank's two banking locations in Elgin, Illinois. First Community Bank was merged into the Company's wholly-owned subsidiary St. Charles Bank. The Company acquired assets with a fair value of approximately $187.2 million, including approximately $79.2 million of loans, and assumed deposits with a fair value of approximately $150.3 million. Additionally, the Company recorded goodwill of $13.1 million on the acquisition.

On August 19, 2016, the Company, through its wholly-owned subsidiary Lake Forest Bank, acquired approximately $561.4 million in performing loans and related relationships from an affiliate of GE Capital Franchise Finance, which were added to the Company's existing franchise finance portfolio. The loans are to franchise operators (primarily quick service restaurant concepts) in the Midwest and in the Western portion of the United States.

On March 31, 2016, the Company acquired Generations. Generations was the parent company of Foundations, which had one banking location in Pewaukee, Wisconsin. Foundations was merged into the Company's wholly-owned subsidiary Town Bank. The Company acquired assets with a fair value of approximately $134.2 million, including approximately $67.4 million of loans, and assumed deposits with a fair value of approximately $100.2 million. Additionally, the Company recorded goodwill of $11.5 million on the acquisition.

On July 24, 2015, the Company acquired CFIS. CFIS was the parent company of CBWGE, which had four banking locations. CBWGE was merged into Wheaton Bank. The Company acquired assets with a fair value of approximately $350.5 million, including approximately $159.5 million of loans, and assumed deposits with a fair value of approximately $290.0 million Additionally, the Company recorded goodwill of $27.6 million on the acquisition.

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

The loans covered by the loss sharing agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset or liability in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration subsequent to the acquisition date. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans” for further discussion of the allowance on covered loans.

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

The following table summarizes the activity in the Company’s FDIC loss share asset (liability) during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Balance at beginning of period	$(6,100)	$11,846
Additions from acquisitions	—	—
Additions from reimbursable expenses	1,303	3,805
Amortization	(143)	(3,282)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(10,554)	(16,610)
Payments received from the FDIC	(1,207)	(1,859)
Balance at end of period	$(16,701)	$(6,100)

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

Wealth Management Acquisitions

On August 8, 2014, CTC acquired the trust operations of Talmer Bank & Trust. The Company recorded goodwill of $250,000 on this trust operations acquisition.

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

See Note 4, “Loans,” for more information on loans acquired with evidence of credit quality deterioration since origination.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2016	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2016
Community banking	$401,612	$24,652	$—	$1,517	$427,781
Specialty finance	38,035	—	—	657	38,692
Wealth management	32,114	—	—	—	32,114
Total	$471,761	$24,652	$—	$2,174	$498,587

The community banking segment's goodwill increased $26.2 million in 2016 primarily as a result of the acquisitions of Generations and FCFC. The specialty finance segment's goodwill increased $657,000 in 2016 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2016 is as follows:

	December 31,
(Dollars in thousands)	2016	2015
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$37,272	$34,841
Accumulated amortization	(21,614)	(17,382)
Net carrying amount	$15,658	$17,459
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800
Accumulated amortization	(1,159)	(1,052)
Net carrying amount	$641	$748
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940
Accumulated amortization	(2,388)	(1,938)
Net carrying amount	$5,552	$6,002
Total other intangible assets, net	$21,851	$24,209

Estimated amortization for the year-ended:
2017	$4,391
2018	3,778
2019	3,206
2020	2,580
2021	2,039

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

Total amortization expense associated with finite-lived intangibles in 2016, 2015 and 2014 was $4.8 million, $4.6 million and $4.7 million, respectively.

(9) Premises and Equipment, Net

A summary of premises and equipment at December 31, 2016 and 2015 is as follows:

	December 31,
(Dollars in thousands)	2016	2015
Land	$137,428	$134,030
Buildings and leasehold improvements	533,211	506,977
Furniture, equipment, and computer software	186,450	173,330
Construction in progress	4,436	12,610
	$861,525	$826,947
Less: Accumulated depreciation and amortization	264,224	234,691
Total premises and equipment, net	$597,301	$592,256

Depreciation and amortization expense related to premises and equipment totaled $32.1 million in 2016, $31.1 million in 2015 and $28.1 million in 2014.

(10) Deposits

The following is a summary of deposits at December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Balance:
Non-interest bearing	$5,927,377	$4,836,420
NOW and interest bearing demand deposits	2,624,442	2,390,217
Wealth management deposits	2,209,617	1,643,653
Money market	4,441,811	4,041,300
Savings	2,180,482	1,723,367
Time certificates of deposit	4,274,903	4,004,677
Total deposits	$21,658,632	$18,639,634
Mix:
Non-interest bearing	27%	26%
NOW and interest bearing demand deposits	12	13
Wealth management deposits	10	9
Money market	21	22
Savings	10	9
Time certificates of deposit	20	21
Total deposits	100%	100%

Wealth management deposits represent deposit balances of the Company’s subsidiary banks from brokerage customers of WHI, trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

The scheduled maturities of time certificates of deposit at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Due within one year	$2,803,509	$2,851,153
Due in one to two years	1,173,688	846,107
Due in two to three years	151,283	148,199
Due in three to four years	87,509	85,169
Due in four to five years	58,181	73,440
Due after five years	733	609
Total time certificate of deposits	$4,274,903	$4,004,677

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Maturing within three months	$592,759	$535,459
After three but within six months	429,756	434,591
After six but within 12 months	817,615	900,156
After 12 months	904,195	709,376
Total	$2,744,325	$2,579,582

Time deposits in denominations of $250,000 or more were $1.2 billion and $1.3 billion at December 31, 2016 and 2015, respectively.

(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2016 and 2015, is as follows:

(Dollars in thousands)	2016	2015
0.16% advance due January 2016	—	331,100
0.19% advance due January 2016	—	68,000
0.99% advance due February 2016	—	26,426
1.09% advance due February 2017	2,000	—
1.25% advance due February 2017	24,928	24,368
3.47% advance due November 2017	10,000	10,000
0.89% advance due December 2017	—	90,000
1.49% advance due February 2018	91,903	89,261
1.31% advance due August 2018	—	94,597
1.89% advance due August 2020	—	94,679
4.18% advance due February 2022	25,000	25,000
Total FHLB advances	$153,831	$853,431

FHLB advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $3.3 billion at December 31, 2016.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.

Approximately $35.0 million of the FHLB advances outstanding at December 31, 2016, have varying put dates in February 2017. At December 31, 2016, the weighted average contractual interest rate on FHLB advances was 2.01%.

In 2016, the Company paid-off approximately $262.4 million of FHLB advances prior to the respective maturity date, paying approximately $717,000 in prepayment fees.

(12) Subordinated Notes

At December 31, 2016, the Company had outstanding subordinated notes totaling $139.0 million compared to $138.9 million and $138.8 million outstanding at December 31, 2015 and December 31, 2014, respectively. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

In connection with the issuance of subordinated notes in 2014, the Company incurred costs totaling $1.3 million. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2016, the unamortized balances of these costs were approximately $1.0 million. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Notes payable	$52,445	$67,429
Short-term borrowings	61,809	63,887
Other	18,154	18,965
Secured borrowings	130,078	115,504
Total other borrowings	$262,486	$265,785

Notes Payable

At December 31, 2016, notes payable represented a $52.4 million term facility (“Term Facility”), which is part of a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014 (“Credit Agreement”). The Credit Agreement consists of the Term Facility and a $75.0 million revolving credit facility (“Revolving Credit Facility”). At December 31, 2016, the Company had a balance of $52.4 million compared to $67.4 million outstanding balance at December 31, 2015 under the Term Facility. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At December 31, 2016 and 2015, the Company had no outstanding balance under the Revolving Credit Facility. In December 2015, the Company amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 14, 2015 to December 12, 2016. In December 2016, the Company again amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 12, 2016 to December 11, 2017.

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

Borrowings under the agreements are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2016, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $61.8 million and $63.9 million at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, securities sold under repurchase agreements represent $61.8 million and $58.9 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2016, the Company had pledged securities related to its customer balances in sweep accounts of $107.3 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency, mortgage-backed securities and corporate notes. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition. The following is a summary of these securities pledged as of December 31, 2016 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Corporate notes:
Financial issuers	$2,983
Mortgage-backed securities	89,284
Held-to-maturity securities pledged
U.S. Government agencies	15,000
Total collateral pledged	$107,267
Excess collateral	45,458
Securities sold under repurchase agreements	$61,809

Other Borrowings

Other borrowings at December 31, 2016 represent a fixed-rate promissory note issued by the Company in August 2012 (“Fixed-Rate Promissory Note”) related to and secured by an office building owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At December 31, 2016, the Fixed-Rate Promissory Note had a balance of $17.7 million compared to $18.2 million at December 31, 2015. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017. At December 31, 2016, the non-recourse notes related to certain capital leases totaled $447,000 compared to $732,000 at December 31, 2015.

Secured Borrowings

Secured borrowings at December 31, 2016 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2016, the translated balance of the secured borrowing totaled $119.0 million compared to $115.5 million at December 31, 2015. Additionally, the interest rate under the Receivables Purchase Agreement at December 31, 2016 was 1.632%. The remaining $11.1 million within secured borrowings at December 31, 2016 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

(14) Junior Subordinated Debentures

As of December 31, 2016, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long- term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

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

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2016 and 2015. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2016		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2016	2015			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	4.13%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	3.80	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	3.60	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	2.91	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	41,238	L+1.45	2.45	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	2.59	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.89	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	3.89	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	4.00	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	L+1.75	2.71	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	L+1.62	2.58	06/2007	09/2037	06/2012
Total			$253,566	$268,566		3.16%

The junior subordinated debentures totaled $253.6 million and $268.6 million at December 31, 2016 and 2015, respectively.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At December 31, 2016, the weighted average contractual interest rate on the junior subordinated debentures was 3.16%. The Company entered into interest rate caps with an aggregate notional value of $90 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of December 31, 2016, was 3.58%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

(15) Minimum Lease Commitments

The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases were $17.4 million in 2016, $15.7 million in 2015, and $10.5 million in 2014. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $8.9 million, $7.7 million and $6.9 million, in 2016, 2015 and 2014, respectively. The approximate minimum annual gross rental payments and gross rental receipts under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2016, are as follows (in thousands):

	Payments	Receipts
2017	$10,598	$4,986
2018	12,299	4,145
2019	11,730	2,764
2020	12,196	2,155
2021	10,686	1,633
2022 and thereafter	109,406	3,057
Total minimum future amounts	$166,915	$18,740

(16) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current income taxes:
Federal	$98,272	$62,584	$75,945
State	20,041	9,417	10,397
Foreign	(10)	(39)	4,566
Total current income taxes	$118,303	$71,962	$90,908
Deferred income taxes:
Federal	$4,464	$15,550	$466
State	(14)	5,962	6,113
Foreign	2,226	1,542	(2,454)
Total deferred income taxes	$6,676	$23,054	$4,125
Total income tax expense	$124,979	$95,016	$95,033
The Company's income before income taxes in 2016, 2015 and 2014 includes $7.0 million, $3.9 million and $3.8 million, respectively, of foreign income attributable to its Canadian subsidiary.

The tax effect of fair value adjustments on securities available-for-sale and derivative instruments in cash flow hedges are recorded directly to shareholders' equity as part of other comprehensive income (loss) and are reflected on the Consolidated Statements of Comprehensive Income. In addition, a tax benefit (expense) of $230,000, $(1.9) million, and $(594,000) in 2016, 2015 and 2014, respectively, related to the exercise and expiration of certain stock options and vesting and issuance of restricted shares and performance stock awards pursuant to the Stock Incentive Plans and the issuance of shares pursuant to the Directors Deferred Fee and Stock Plan, was recorded directly to shareholders’ equity.
A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Income tax expense based upon the Federal statutory rate on income before income taxes	$116,149	$88,118	$86,251
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(3,634)	(2,878)	(1,936)
State taxes, net of federal tax benefit	13,017	9,996	10,731
Income earned on bank owned life insurance	(1,198)	(1,562)	(896)
Meals, entertainment and related expenses	1,439	1,283	1,026
Foreign subsidiary, net	(264)	148	775
Tax benefits related to tax credit investments	(572)	(778)	(1,498)
Other, net	42	689	580
Income tax expense	$124,979	$95,016	$95,033

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for credit losses	$46,519	$39,561
Deferred compensation	28,125	25,492
Net unrealized losses on securities included in other comprehensive income	19,036	11,476
Covered assets	18,484	17,754
Stock-based compensation	9,704	9,760
Federal net operating loss carryforward	7,624	4,705
Other real estate owned	7,151	7,610
Loans - purchase accounting adjustments	5,055	749
Foreign net operating loss carryforward	3,476	6,616
Mortgage banking recourse obligation	2,025	1,565
Nonaccrued interest	1,884	1,603
AMT credit carryforward	1,872	1,498
Net unrealized losses on derivatives included in other comprehensive income	—	1,386
Other	2,408	3,361
Total gross deferred tax assets	153,363	133,136
Deferred tax liabilities:
Premises and equipment	31,053	33,423
Equipment leasing	28,440	15,089
Goodwill and intangible assets	10,085	8,198
Capitalized servicing rights	7,326	3,330
Deferred loan fees and costs	5,131	6,045
Fair value adjustments on loans	3,163	6,086
Net unrealized gains on derivatives included in other comprehensive income	2,732	—
FHLB stock dividends	346	904
Other	6,334	5,874
Total gross deferred liabilities	94,610	78,949
Net deferred tax assets	$58,753	$54,187
Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2016 because it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.
The Company has a Federal alternative minimum tax (“AMT”) credit carryforward of $1.9 million which is subject to IRC Section 383 annual limitation and has no expiration date. It has a Federal net operating loss (“NOL”) carryforward of $21.8 million that begins to expire in 2028 through 2035 and is subject to IRC Section 382 annual limitation. These credit and loss carryforwards were a result of acquisitions made in 2012, 2013, 2015 and 2016. The Company has a foreign NOL carryforward of $13.3 million that expires in 2035. Management believes it is more likely than not that it will be able to fully utilize the Federal and foreign NOLs and tax credits in future tax years.
The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Unrecognized tax benefits at beginning of year	$—	$—	$—
Gross increases for tax positions taken in current period	—	—	—
Gross increases and decreases for positions taken in prior periods	11,626	—	—
Unrecognized tax benefits at end of the year	$11,626	$—	$—

At December 31, 2016, the Company had $7.6 million of unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. Interest and penalties on unrecognized tax positions are recorded in income tax expense. Total interest income accrued at December 31, 2016 on unrecognized tax benefits was $521,000 net of tax effect. Interest and penalties are included in the liability for uncertain tax positions, but are not included in the unrecognized tax benefits rollforward presented above. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company's U.S. federal income tax returns are open and subject to audit for the 2013 tax return year forward, and in general, the Company's state income tax returns are open and subject to audit from the 2013 tax return year forward, subject to individual state statutes of limitation. The Company's Canadian subsidiary's Canadian income tax returns are also subject to audit for the 2013 tax return year forward.

(17) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”), which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Outstanding awards under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan will be made pursuant to the 2015 Plan. As of December 31, 2016, approximately 4.6 million shares were available for future grants (assuming the maximum number of shares are issued for the performance awards outstanding.) The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

The Plans permit the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted share or unit awards, performance awards, and other awards based in whole or in part by reference to the Company’s stock price. The Company historically awarded stock-based compensation in the form of time-vested nonqualified stock options and time-vested restricted share unit awards (“restricted shares”). In general, the grants of options provide for the purchase shares of the Company’s common stock at the fair market value of the stock on the date the options are granted. Options under the 2015 Plan and the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Stock options granted under the 1997 Plan provided for a maximum term of 10 years. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested nonqualified stock options and performance-based stock and cash awards. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 150% (for awards granted in 2015 and 2016) or 200% (for awards granted prior to 2015) of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to shares of common stock at no cost.

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

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option’s expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Options granted in 2014, 2015 and 2016, were primarily granted as LTIP awards. The expected life of the options granted pursuant to the LTIP awards is based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company’s common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Expected dividend yield	0.9%	0.9%	0.5%
Expected volatility	25.2%	26.5%	29.8%
Risk-free rate	1.3%	1.3%	0.8%
Expected option life (in years)	4.5	4.5	4.5

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

Stock-based compensation expense recognized in the Consolidated Statements of Income was $9.3 million, $9.7 million and $10.1 million and the related tax benefits were $3.7 million, $3.8 million and $4.0 million in 2016, 2015 and 2014, respectively. The 2014 stock-based compensation expense includes a $2.1 million charge for a modification to the performance measurement criteria related to the 2011 LTIP performance-based stock grants that were vested and paid out in the first quarter of 2014. The cost of the modification was determined based on the stock price on the date of re-measurement and paid to the holders of the performance-based stock awards in cash.

A summary of the Plans’ stock option activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2014	1,524,672	$42.00
Granted	447,153	46.38
Exercised	(176,009)	33.32
Forfeited or canceled	(177,390)	52.55
Outstanding at December 31, 2014	1,618,426	$43.00	3.5	$9,303
Exercisable at December 31, 2014	941,741	$43.35	2.0	$6,392
Outstanding at January 1, 2015	1,618,426	$43.00
Granted	502,517	44.36
Options outstanding in acquired plans	16,364	21.18
Exercised	(273,411)	42.82
Forfeited or canceled	(312,162)	52.53
Outstanding at December 31, 2015	1,551,734	$41.32	4.4	$11,433
Exercisable at December 31, 2015	720,580	$37.64	3.1	$8,045
Outstanding at January 1, 2016	1,551,734	$41.32
Granted	562,166	41.04
Exercised	(313,900)	37.71
Forfeited or canceled	(101,088)	48.00
Outstanding at December 31, 2016	1,698,912	$41.50	4.6	$52,790
Exercisable at December 31, 2016	703,892	$39.62	3.4	$23,195
Vested or expected to vest at December 31, 2016	1,666,096	$41.47	4.6	$51,831

(1)	Represents the weighted average contractual remaining life in years.

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

The weighted average per share grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $8.61, $9.72 and $11.52, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, was $5.8 million, $2.5 million and $2.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.3 million, $985,000 and $900,000 for 2016, 2015 and 2014, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2016, 2015 and 2014 was $11.8 million, $11.7 million and $5.9 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	137,593	$49.63	146,112	$47.45	181,522	$43.39
Granted	18,022	46.01	27,165	48.17	31,463	45.00
Vested and issued	(20,007)	44.91	(29,018)	39.33	(60,121)	34.98
Forfeited	(2,183)	44.18	(6,666)	40.76	(6,752)	37.95
Outstanding at end of year	133,425	$49.94	137,593	$49.63	146,112	$47.45
Vested, but not issuable at end of year	89,050	$51.47	85,000	$51.88	85,000	$51.88

A summary of the 2007 Plan’s performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	276,533	$43.01	295,679	$38.18	307,512	$34.01
Granted	118,084	41.02	106,017	44.35	93,535	46.86
Vested and issued	(78,410)	37.90	(78,590)	31.10	(15,944)	33.25
Expired, canceled or forfeited	(18,027)	41.83	(46,573)	35.51	(89,424)	33.78
Outstanding at end of year	298,180	$43.64	276,533	$43.01	295,679	$38.18
Vested, but deferred at year end	6,672	$37.98	—	$—	—	$—
In the first quarter of 2016, 2015 and 2014, the 2013, 2012 and 2011, respectively, grants vested and were paid. As previously discussed, the Compensation Committee of the Board of Directors of the Company modified the 2011 awards such that 17% of the awards were paid in shares and the remainder in cash. As a result, the remaining shares granted in connection with the 2011 awards were canceled.

At December 31, 2016, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount (200% of target for 2014 grants and 150% of target for 2015 and 2016 grants) was approximately 485,000 shares.

The actual tax benefit realized upon the vesting of restricted shares and performance-based stock is based on the fair value of the shares on the issue date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares and performance-based stock in 2016, 2015 and 2014 was $241,000, $517,000 and $254,000, respectively, more than the estimated tax benefit for those shares. These differences in actual and estimated tax benefits were recorded directly to shareholders’ equity.

As of December 31, 2016, there was $11.0 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $8.4 million, $7.9 million and $7.8 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company’s expense related to the CIRP was approximately $20,000 in 2014. There was no expense related to CIRP in 2016 and 2015. In 2015 and 2014, the Company paid $100,000 and $473,000, respectively, related to CIRP awards. No awards were paid in 2016. There were no outstanding awards under this plan at December 31, 2016.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $6.6 million in 2016, $6.4 million in 2015, and $5.0 million in 2014.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. Previously, the Company’s Board of Directors authorized a purchase price calculation of the lesser of 90% of fair market value per share of the common stock on the first day of the offering period or 90% of the fair market value of the common stock on the last day of the offering period. During 2016 and 2015, 50,920 and 56,517, respectively, shares of common stock were issued to participants and no compensation expense was recorded. In 2014, 66,521 shares were issued to participants and approximately $377,000 of compensation expense was recognized. The Company plans to continue to offer common stock through this ESPP on an ongoing basis. At December 31, 2016, the Company had an obligation to issue 9,046 shares of common stock to participants and had 85,062 shares available for future grants under the ESPP.

As a result of the Company's acquisition of HPK Financial Corporation (“HPK”) in December 2012, the Company assumed the obligations of a noncontributory pension plan, (“the HPK Plan”), that covers approximately 42 participants with benefits based on years of service and compensation prior to retirement. The HPK Plan was “frozen” as of December 31, 2006, with no additional years of credit earned for service or compensation paid. As of December 31, 2016, the projected benefit obligation was $5.4 million and the fair value of the plan's assets was $3.4 million. Similarly, in connection with the Company's acquisition of Diamond in October 2013, the Company assumed the obligation of Diamond's pension plan, which covers approximately 23 participants. The Diamond Plan was “frozen” as of December 31, 2004, and only service and compensation prior to this date is considered in determining benefits. As of December 31, 2016, the projected benefit obligation was $2.5 million and the fair value of the plan's assets was $2.0 million. The Company has accrued liabilities for the unfunded portions of these plans. The Company recorded expense (benefit) of $526,000, $1.4 million and ($1.1 million) in 2016, 2015 and 2014, respectively, related to these plans.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2016, 2015 and 2014, a total of 25,362 shares, 20,475 shares and 19,488 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2016, the Company has an obligation to issue 286,094 shares of common stock to directors and has 116,386 shares available for future grants under the DDFS Plan.

(18) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2016, 2015 and 2014, cash dividends totaling $59.0 million, $22.2 million and $77.0 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of January 1, 2017, the banks had approximately $156.9 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2016 and 2015, reserve balances of approximately $507.0 million and $412.7 million, respectively, were required to be maintained at the FRB.

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

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2016 and 2015:

	2016	2015
Total capital to risk weighted assets	11.9%	12.2%
Tier 1 capital to risk weighted assets	9.7	10.0
Common Equity Tier 1 capital to risk weighted assets	8.6	8.4
Tier 1 leverage Ratio	8.9	9.1

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2016, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

To maintain adequate capitalization in satisfaction of these required ratios, the Company from time to time makes subordinated loans to one or more of its subsidiary banks, with a corresponding intercompany subordinated note issued by such subsidiary bank to the Company on account of each such loan. Such subordinated indebtedness was included in the Company’s calculation of its subsidiary banks’ respective Tier 2 capital. On April 29, 2016 the Company determined that the intercompany subordinated note agreements that the Company’s subsidiary national banks utilized to issue subordinated debt did not conform with the provisions of 12 CFR 5.47(f)(ii) and OCC Bulletin 2015-22, which were issued in early 2015. This ruling impacted four of the Company’s national bank subsidiaries: Beverly Bank, Schaumburg Bank, Barrington Bank and Old Plank Trail Bank. Accordingly, the Company recalculated the capitalization ratios of its affected subsidiary national banks to exclude subordinated debt that had been issued by such banks subsequent to January 1, 2015 from each bank’s respective Tier 2 capital. On April 29, 2016, each of these banks repaid to the Company 100% of their respective outstanding subordinated indebtedness, and the Company in turn infused corresponding amounts of capital surplus (Tier 1 capital) into the four banks. Following this effective substitution of Tier 1 capital for Tier 2 capital, the total capital to risk-weighted assets ratios of the four banks remained identical and each bank remained well capitalized. In May 2016 the Company determined that certain intercompany subordinated note agreements that the Company’s Illinois chartered banks utilized to issue subordinated debt did not qualify as Tier 2 capital due to a provision in the agreement which allowed the note holder to accelerate payment of principal. Accordingly, the subordinated notes issued after January 1, 2015 were not includable in Tier 2 capital. This determination impacted eight of the Company’s Illinois-chartered bank subsidiaries: Lake Forest Bank, Libertyville Bank, Northbrook Bank, St. Charles Bank, State Bank of the Lakes, Village Bank, Wheaton Bank and Wintrust Bank. Accordingly, the Company recalculated the capitalization ratios of its affected Illinois-chartered banks to exclude subordinated debt that had been issued by such banks subsequent to January 1, 2015 from each bank’s respective Tier 2 capital. In May 2016, each of these banks issued replacement subordinated note agreements in a form that the Company is advised is sufficient to qualify as Tier 2 capital. Following this issuance of replacement subordinated note agreements, the total capital to risk-weighted assets ratios of the eight banks remained identical and each bank remained well capitalized.

The Company believes that all of its banks have effectively been consistently well capitalized at all times during 2015 and 2016. As a technical matter under these revised ratio calculations, however, Beverly Bank was not considered to be well capitalized at December 31, 2015 as shown in the table below. The Company considers this to be immaterial because of the amount of subordinated indebtedness that actually was held by Beverly Bank as of that date, notwithstanding the required recalculation to exclude subordinated indebtedness from Tier 2 capital. Nonetheless, because the Credit Agreement requires that the Company’s banks maintain certain minimum regulatory capital ratios which are higher than some of the adjusted capital ratios, the Company received waivers from the Required Lenders under the Credit Agreement, waiving any technical default that may have existed on these dates.

The banks’ actual capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table:

(Dollars in thousands)	December 31, 2016				December 31, 2015
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$348,058	11.7%	$296,573	10.0%	$272,921	10.9%	$251,560	10.0%
Hinsdale Bank	211,605	11.7	180,470	10.0	200,436	12.1	165,157	10.0
Wintrust Bank	441,330	11.2	393,081	10.0	364,015	10.9	334,596	10.0
Libertyville Bank	133,571	11.4	117,620	10.0	124,665	11.5	108,619	10.0
Barrington Bank	205,766	11.5	178,846	10.0	187,062	11.3	165,810	10.0
Crystal Lake Bank	93,905	11.8	79,829	10.0	89,476	11.9	75,314	10.0
Northbrook Bank	190,853	11.1	171,647	10.0	138,890	10.5	132,200	10.0
Schaumburg Bank	106,108	11.5	92,496	10.0	78,682	10.3	76,422	10.0
Village Bank	136,958	11.2	122,125	10.0	115,043	11.0	105,027	10.0
Beverly Bank	115,638	11.4	101,235	10.0	79,843	9.6	83,442	10.0
Town Bank	181,907	11.3	161,492	10.0	159,508	12.0	133,344	10.0
Wheaton Bank	130,255	11.3	114,887	10.0	103,873	10.1	102,479	10.0
State Bank of the Lakes	97,196	11.5	84,880	10.0	85,988	10.6	80,923	10.0
Old Plank Trail Bank	127,868	11.2	114,021	10.0	110,058	11.3	97,223	10.0
St. Charles Bank	109,345	12.0	91,188	10.0	79,024	10.9	72,812	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$331,883	11.2%	$237,259	8.0%	$256,126	10.2%	$201,248	8.0%
Hinsdale Bank	201,353	11.2	144,376	8.0	191,553	11.6	132,125	8.0
Wintrust Bank	375,907	9.6	314,464	8.0	311,322	9.3	267,677	8.0
Libertyville Bank	126,387	10.7	94,096	8.0	117,965	10.9	86,895	8.0
Barrington Bank	198,545	11.1	143,077	8.0	176,489	10.6	132,648	8.0
Crystal Lake Bank	89,700	11.2	63,863	8.0	85,521	11.4	60,251	8.0
Northbrook Bank	167,721	9.8	105,760	8.0	129,514	9.8	105,760	8.0
Schaumburg Bank	100,854	10.9	73,997	8.0	71,958	9.4	61,137	8.0
Village Bank	127,028	10.4	97,700	8.0	108,221	10.3	84,021	8.0
Beverly Bank	111,281	11.0	80,988	8.0	76,708	9.2	66,754	8.0
Town Bank	174,234	10.8	129,194	8.0	153,902	11.5	106,675	8.0
Wheaton Bank	112,664	9.8	91,910	8.0	96,799	9.5	81,983	8.0
State Bank of the Lakes	86,092	10.1	67,904	8.0	76,609	9.5	64,738	8.0
Old Plank Trail Bank	122,067	10.7	91,216	8.0	100,506	10.3	77,778	8.0
St. Charles Bank	104,843	11.5	72,950	8.0	75,348	10.4	58,250	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$331,883	11.2%	$192,773	6.5%	$256,126	10.2%	$163,514	6.5%
Hinsdale Bank	201,353	11.2	117,305	6.5	191,553	11.6	107,352	6.5
Wintrust Bank	375,907	9.6	255,502	6.5	311,322	9.3	217,488	6.5
Libertyville Bank	126,387	10.7	76,453	6.5	117,965	10.9	70,603	6.5
Barrington Bank	198,545	11.1	116,250	6.5	176,489	10.6	107,777	6.5
Crystal Lake Bank	89,700	11.2	51,889	6.5	85,521	11.4	48,954	6.5
Northbrook Bank	167,721	9.8	85,930	6.5	129,514	9.8	85,930	6.5
Schaumburg Bank	100,854	10.9	60,123	6.5	71,958	9.4	49,674	6.5
Village Bank	127,028	10.4	79,381	6.5	108,221	10.3	68,267	6.5
Beverly Bank	111,281	11.0	65,802	6.5	76,708	9.2	54,237	6.5
Town Bank	174,234	10.8	104,970	6.5	153,902	11.5	86,674	6.5
Wheaton Bank	112,664	9.8	74,677	6.5	96,799	9.5	66,611	6.5
State Bank of the Lakes	86,092	10.1	55,172	6.5	76,609	9.5	52,600	6.5
Old Plank Trail Bank	122,067	10.7	74,113	6.5	100,506	10.3	63,195	6.5
St. Charles Bank	104,843	11.5	59,272	6.5	75,348	10.4	47,328	6.5

(Dollars in thousands)	December 31, 2016				December 31, 2015
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$331,883	9.6%	$172,160	5.0%	$256,126	9.1%	$140,541	5.0%
Hinsdale Bank	201,353	10.1	100,006	5.0	191,553	9.9	97,023	5.0
Wintrust Bank	375,907	9.2	204,994	5.0	311,322	8.9	174,117	5.0
Libertyville Bank	126,387	9.7	65,318	5.0	117,965	9.6	61,320	5.0
Barrington Bank	198,545	10.0	99,722	5.0	176,489	9.8	90,168	5.0
Crystal Lake Bank	89,700	9.4	47,575	5.0	85,521	9.4	45,445	5.0
Northbrook Bank	167,721	8.9	94,466	5.0	129,514	8.6	75,287	5.0
Schaumburg Bank	100,854	10.0	50,643	5.0	71,958	8.4	42,707	5.0
Village Bank	127,028	9.1	69,511	5.0	108,221	9.2	58,817	5.0
Beverly Bank	111,281	10.1	55,002	5.0	76,708	8.4	45,757	5.0
Town Bank	174,234	9.5	91,558	5.0	153,902	10.3	74,452	5.0
Wheaton Bank	112,664	8.8	64,361	5.0	96,799	8.1	59,482	5.0
State Bank of the Lakes	86,092	8.7	49,446	5.0	76,609	8.3	46,001	5.0
Old Plank Trail Bank	122,067	9.3	65,293	5.0	100,506	8.5	59,383	5.0
St. Charles Bank	104,843	11.2	46,641	5.0	75,348	9.4	39,942	5.0

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2016, these business units met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $4.2 billion and $3.7 billion as of December 31, 2016 and 2015, respectively, and unused home equity lines totaled $836.2 million and $855.1 million as of December 31, 2016 and 2015, respectively. Standby and commercial letters of credit totaled $205.9 million at December 31, 2016 and $176.1 million at December 31, 2015.

In addition, at December 31, 2016 and 2015, the Company had approximately $529.5 million and $532.5 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $773.4 million at December 31, 2016 and $753.9 million at December 31, 2015. See Note 20, “Derivative Financial Instruments,” for further discussion on derivative instruments.

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

The Company sold approximately $4.5 billion of mortgage loans in 2016 and $4.0 billion in 2015. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $4.2 million and $4.0 million at December 31, 2016 and 2015, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $552,000 in 2016 as compared to $1.1 million in 2015. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company has unfunded commitments to investment partnerships that qualify for CRA purposes totaling $10.9 million as of December 31, 2016. Of these commitments, $4.7 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the consolidated statements of financial condition.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. As of December 31, 2016, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $21.3 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. Wintrust Mortgage’s response to the amended complaint is due on March 1, 2017.

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

On August 13, 2015, BMO Harris Financial Advisors (“BHFA”) filed an arbitration demand with the FINRA seeking damages and a permanent injunction and a complaint with the Circuit Court for Cook County, Illinois seeking a temporary restraining order against one of its former financial advisors and a current financial advisor with WHI. A narrow and limited temporary injunction was entered and the matter was referred to FINRA for arbitration. In November 2015, BHFA added WHI as a co-defendant in the arbitration action, alleging that WHI tortiously interfered with BHFA’s contract with its former financial advisor. A hearing on the merits was held on September 12 - 15, 2016. On October 11, 2016, the FINRA panel issued a damages award against WHI for $1,537,500. The parties agreed to settle the matter for a reduced amount on November 3, 2016.

In addition, in the ordinary course of business, there are legal proceedings pending against the Company and its subsidiaries. Management does not believe that a material loss related to these matters is reasonably probable.

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

Below is a summary of the interest rate cap derivatives held by the Company as of December 31, 2016:

(Dollars in thousands)
		Notional	Accounting	Fair Value as of
Effective Date	Maturity Date	Amount	Treatment	December 31, 2016
March 21, 2013	March 21, 2017	$100,000	Non-Hedge Designated	$—
September 15, 2013	September 15, 2017	50,000	Cash Flow Hedging	6
September 30, 2013	September 30, 2017	40,000	Cash Flow Hedging	6
		$190,000		$12

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

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2016 and December 31, 2015:

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$8,011	$242	$—	$846
Interest rate derivatives designated as Fair Value Hedges	2,228	27	—	143
Total derivatives designated as hedging instruments under ASC 815	$10,239	$269	$—	$989
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$38,974	$42,510	$37,665	$41,469
Interest rate lock commitments	4,265	7,401	1,325	171
Forward commitments to sell mortgage loans	2,037	745	—	2,275
Foreign exchange contracts	879	373	849	115
Total derivatives not designated as hedging instruments under ASC 815	$46,155	$51,029	$39,839	$44,030
Total Derivatives	$56,394	$51,298	$39,839	$45,019

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

As of December 31, 2016, the Company had two interest rate swap derivatives designated as cash flow hedges of variable rate deposits. The interest rate swap derivatives had notional amounts of $250.0 million and $275.0 million, and mature in July 2019 and August 2019, respectively. Additionally, as of December 31, 2016, the Company had two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. These cap derivatives had notional amounts of $50.0 million and $40.0 million, respectively, both maturing in September 2017. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the years ended December 31, 2016 or December 31, 2015. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of December 31, 2016:

(Dollars in thousands)	December 31, 2016
Maturity Date	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swaps:
July 2019	$250,000	$3,519
August 2019	275,000	4,480
Total Interest Rate Swaps	$525,000	$7,999
Interest Rate Caps:
September 2017	$50,000	$6
September 2017	40,000	6
Total Interest Rate Caps	$90,000	$12
Total Cash Flow Hedges	$615,000	$8,011

A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	December 31,
(Dollars in thousands)	2016	2015
Unrealized loss at beginning of period	$(3,529)	$(4,062)
Amount reclassified from accumulated other comprehensive income to interest expense on deposits and junior subordinated debentures	3,120	2,082
Amount of gain (loss) recognized in other comprehensive income	7,353	(1,549)
Unrealized gain (loss) at end of period	$6,944	$(3,529)

As of December 31, 2016, the Company estimates that during the next twelve months, $5,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2016, the Company has eight interest rate swaps with an aggregate notional amount of $82.1 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net gain of $12,000 in other income related to hedge ineffectiveness for the year ended 2016 and a net loss of $16,000 for the years ended 2015.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of December 31, 2016 and 2014:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Year Ended December 31,		Amount of Gain or (Loss) Recognized in Income on Hedged Item Year Ended December 31,		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Year Ended December 31,
		2016	2015	2016	2015	2016	2015
Interest rate swaps	Trading (losses)/gains, net	$2,344	(168)	$(2,332)	152	$12	(16)

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2016, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $4.6 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from January 2017 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2016, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $773.4 million and interest rate lock commitments with an aggregate notional amount of approximately $353.8 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2016 the Company held foreign currency derivatives with an aggregate notional amount of approximately $62.3 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2016 or December 31, 2015.

As discussed above, the Company has entered into interest rate cap derivatives to protect the Company in a rising rate environment against increased margin compression due to the repricing of variable rate liabilities and lack of repricing of fixed rate loans and/or securities. As of December 31, 2016, the Company held one interest rate cap derivative contract, which is not designated in hedge relationships, with an aggregate notional value of $100.0 million.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2016	2015
Interest rate swaps and caps	Trading gains (losses), net	$279	$(454)
Mortgage banking derivatives	Mortgage banking revenue	(9,537)	(299)
Covered call options	Fees from covered call options	11,470	15,364
Foreign exchange contracts	Trading gains (losses), net	(234)	186

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2016, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $14.1 million. If the Company had breached any of these provisions at December 31, 2016 and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Gross Amounts Recognized	$49,213	$42,779	$37,665	$42,458
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$49,213	$42,779	$37,665	$42,458
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(14,441)	$(753)	$(14,441)	$(753)
Collateral Posted (1)	(8,530)	—	(12,400)	(41,705)
Net Credit Exposure	$26,242	$42,026	$10,824	$—

(1)
As of December 31, 2015, the Company posted collateral of $45.5 million, respectively which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At December 31, 2016, the Company classified $79.6 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company’s methodology for pricing the non-rated bonds focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In 2016, all of the ratings derived in the above process by Investment Operations were “BBB” or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2016 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond.

At December 31, 2016, the Company held no equity securities classified as Level 3 compared to $25.2 million at December 31, 2015. In 2015, the securities in Level 3 were primarily comprised of auction rate preferred securities. The Company’s valuation methodology at that time included modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a market spread derived from the market price of the securities underlying debt. In 2016, the Company exchanged these auction rate securities for the underlying preferred securities, resulting in a $2.4 million gain on the nonmonetary sale. The Company classified the preferred securities received as Level 2 in the fair value hierarchy at the time of the transaction due to observable inputs other than quoted prices existing for the preferred securities.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2016, the Company classified $22.1 million of loans held-for-investment as Level 3. As noted above, the fair value estimate includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 9.13% at December 31, 2016. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 3.03% with credit discounts ranging from 1%-3% at December 31, 2016.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At December 31, 2016, the Company classified $19.1 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2016 was 6.27% with discount rates applied ranging from 4%-8%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 5%-80% or a weighted average prepayment speed of 9.25% used as an input to value the pool of MSRs at December 31, 2016. Further, for current and delinquent loans, the Company assumed the cost of servicing of $65.00 and $240.00, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation.

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

At December 31, 2016, the Company classified $2.3 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2016 was 85.5% with pull-through rates applied ranging from 35% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$141,983	$—	$141,983	$—
U.S. Government agencies	189,152	—	189,152	—
Municipal	131,809	—	52,183	79,626
Corporate notes	65,391	—	65,391	—
Mortgage-backed	1,161,084	—	1,161,084	—
Equity securities	35,248	—	35,248	—
Trading account securities	1,989	—	1,989	—
Mortgage loans held-for-sale	418,374	—	418,374	—
Loans held-for-investment	22,137	—	—	22,137
MSRs	19,103	—	—	19,103
Nonqualified deferred compensations assets	9,228	—	9,228	—
Derivative assets	56,394	—	54,103	2,291
Total	$2,251,892	$—	$2,128,735	$123,157
Derivative liabilities	$39,839	$—	$39,839	$—

	December 31, 2015
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$306,729	$—	$306,729	$—
U.S. Government agencies	70,236	—	70,236	—
Municipal	108,595	—	39,982	68,613
Corporate notes	81,545	—	81,545	—
Mortgage-backed	1,092,597	—	1,092,597	—
Equity securities	56,686	—	31,487	25,199
Trading account securities	448	—	448	—
Mortgage loans held-for-sale	388,038	—	388,038	—
Loans held-for-investment	11,361	—	11,361	—
MSRs	9,092	—	—	9,092
Nonqualified deferred compensations assets	8,517	—	8,517	—
Derivative assets	51,298	—	44,277	7,021
Total	$2,185,142	$—	$2,075,217	$109,925
Derivative liabilities	$45,019	$—	$45,019	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2016 and 2015 for mortgage loans held- for-sale measured at fair value under ASC 825 was $414.4 million and $372.0 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $418.4 million and $388.0 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio measured at fair value as of December 31, 2016 and 2015.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2016 are summarized as follows:

		Equity securities	Loans held-for-investment	MSRs	Derivative assets
(Dollars in thousands)	Municipal
Balance at January 1, 2016	$68,613	$25,199	$—	$9,092	$7,021
Total net gains (losses) included in:
Net income (1)	—	—	437	10,011	(4,730)
Other comprehensive income	(949)	(12)	—	—	—
Purchases	31,031	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	(25,187)	—	—	—
Settlements	(19,069)	—	—	—	—
Net transfers into/(out of) Level 3 (2)	—	—	21,700	—	—
Balance at December 31, 2016	$79,626	$—	$22,137	$19,103	$2,291

(1)	Changes in the balance of MSRs and derivative assets as presented in the table above are recorded as a component of mortgage banking revenue in non-interest income.

(2)
Transfers into Level 3 relate to loans reclassified from the held-for-sale portfolio at the time of market conditions or other developments changing management’s intent with respect to the disposition of those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2015 are summarized as follows:

(Dollars in thousands)	Municipal	Equity securities	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2015	$58,953	$23,711	$—	$8,435	$9,153
Total net gains (losses) included in:
Net income (1)	—	—	—	657	(2,132)
Other comprehensive income	(1,198)	1,488	—	—	—
Purchases	33,998	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(23,140)	—	—	—	—
Net transfers into/(out of) of Level 3	—	—	—	—	—
Balance at December 31, 2015	$68,613	$25,199	$—	$9,092	$7,021

(1)	Changes in the balance of MSRs and derivative assets as presented in the table above are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2016.

	December 31, 2016				Twelve Months Ended December 31, 2016 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans-collateral based	$64,184	$—	$—	$64,184	$14,813
Other real estate owned, including covered other real estate owned (1)	45,584	—	—	45,584	5,774
Total	$109,768	$—	$—	$109,768	$20,587

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At December 31, 2016, the Company had $90.5 million of impaired loans classified as Level 3. Of the $90.5 million of impaired loans, $64.2 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $26.3 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for non-covered other real estate owned and covered other real estate owned. At December 31, 2016, the Company had $45.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2016 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$79,626	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
Loans held-for-investment	22,137	Discounted cash flows	Credit spread	1%-3%	3.03%	Decrease
			Constant prepayment rate (CPR)	9.13%	9.13%	Decrease
MSRs	19,103	Discounted cash flows	Discount rate	4%-8%	6.27%	Decrease
			Constant prepayment rate (CPR)	5%-80%	9.25%	Decrease
			Cost of servicing	$65.00	$65.00	Decrease
			Cost of servicing - delinquent	$240.00	$240.00	Decrease
Derivatives	2,291	Discounted cash flows	Pull-through rate	35%-100%	85.5%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	64,184	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real-estate owned	45,584	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$270,045	$270,045	$275,795	$275,795
Interest bearing deposits with banks	980,457	980,457	607,782	607,782
Available-for-sale securities	1,724,667	1,724,667	1,716,388	1,716,388
Held-to-maturity securities	635,705	607,602	884,826	878,111
Trading account securities	1,989	1,989	448	448
FHLB and FRB stock, at cost	133,494	133,494	101,581	101,581
Brokerage customer receivables	25,181	25,181	27,631	27,631
Mortgage loans held-for-sale, at fair value	418,374	418,374	388,038	388,038
Loans held-for-investment, at fair value	22,137	22,137	11,361	11,361
Loans held-for-investment, at amortized cost	19,739,180	20,755,320	17,255,429	18,095,468
MSRs	19,103	19,103	9,092	9,092
Nonqualified deferred compensation assets	9,228	9,228	8,517	8,517
Derivative assets	56,394	56,394	51,298	51,298
Accrued interest receivable and other	204,513	204,513	193,092	193,092
Total financial assets	$24,240,467	$25,228,504	$21,531,278	$22,364,602
Financial Liabilities
Non-maturity deposits	$17,383,729	$17,383,729	$14,634,957	$14,634,957
Deposits with stated maturities	4,274,903	4,263,576	4,004,677	3,998,180
FHLB advances	153,831	157,051	853,431	863,437
Other borrowings	262,486	262,486	265,785	265,785
Subordinated notes	138,971	135,268	138,861	140,302
Junior subordinated debentures	253,566	254,384	268,566	268,046
Derivative liabilities	39,839	39,839	45,019	45,019
FDIC indemnification liability	16,701	16,701	6,100	6,100
Accrued interest payable	6,421	6,421	7,394	7,394
Total financial liabilities	$22,530,447	$22,519,455	$20,224,790	$20,229,220

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

Loans held-for-investment, at amortized cost. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are analyzed by type such as commercial, residential real estate, etc. Each category is further segmented by interest rate type (fixed and variable) and term. For variable-rate loans that reprice frequently, estimated fair values are based on carrying values. The fair value of residential loans is based on secondary market sources for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for other fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect credit and interest rate risks inherent in the loan. The primary impact of credit risk on the present value of the loan portfolio, however, was assessed through the use of the allowance for loan losses, which is believed to represent the current fair value of probable incurred losses for purposes of the fair value calculation. In accordance with ASC 820, the Company has categorized loans as a Level 3 fair value measurement.

Deposits with stated maturities. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently in effect for deposits of similar remaining maturities. In accordance with ASC 820, the Company has categorized deposits with stated maturities as a Level 3 fair value measurement.

FHLB advances. The fair value of FHLB advances is obtained from the FHLB, which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities to discount cash flows. In accordance with ASC 820, the Company has categorized FHLB advances as a Level 3 fair value measurement.

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

(22) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2016 and 2015 is as follows:

	2016	2015
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	51,978,289	48,468,894
Shares outstanding	51,880,540	48,383,279
Cash dividend per share	$0.48	$0.44
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,126,257	5,126,287
Shares outstanding	5,126,257	5,126,287

The Company reserves shares of its authorized common stock specifically for the 2015 Plan, the ESPP and the DDFS. The reserved shares and these plans are detailed in Note 17 - Stock Compensation Plans and Other Employee Benefit Plans. The Company also reserves its authorized common stock for conversion of convertible preferred stock and common stock warrants.

Common Stock Offering

In June 2016, the Company issued through a public offering a total of 3,000,000 shares of its common stock. Net proceeds to the Company totaled approximately $152.9 million.

Series C Preferred Stock

In March 2012, the Company issued and sold 126,500 shares of Series C Preferred Stock for $126.5 million in a public offering. When, as and if declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. At December 31, 2016, the Series C Preferred Stock is convertible into common stock at the option of the holder at a conversion rate of 24.5569 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In 2016, pursuant to such terms, 30 shares of the Series C Preferred Stock were converted at the option of the respective holders into 729 shares of the Company's common stock. In 2015, pursuant to such terms, 180 shares of the Series C Preferred Stock were converted at the option of the respective holders into 4,374 shares of the Company's common stock. On and after April 15, 2017, the Company will have the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount.

Series D Preferred Stock

In June 2015, the Company issued and sold 5,000,000 shares of Series D Preferred Stock for $125.0 million in a public offering. When, as and if declared, dividends on the Series D Preferred Stock are payable quarterly in arrears at a fixed rate of 6.50% per annum from the original issuance date to, but excluding, July 15, 2025, and from (and including) that date at a floating rate equal to three-month LIBOR plus a spread of 4.06% per annum.

Common Stock Warrants

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock with a term of 10 years. The exercise price, subject to customary anti-dilution adjustments, was $22.71 per share at December 31, 2016. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During 2016, certain holders of the interest in the warrant exercised 25,580 warrant shares, which resulted in 15,191 shares of common stock issued. At December 31, 2016, all remaining holders of the interest in the warrant were able to exercise 341,852 warrant shares.

Other

In July 2015, the Company issued 388,573 shares of its common stock in the acquisition of CFIS. In January 2015, the Company issued 422,122 shares of its common stock in the acquisition of Delavan.

At the January 2017 Board of Directors meeting, a quarterly cash dividend of $0.14 per share ($0.56 on an annualized basis) was declared. It was paid on February 23, 2017 to shareholders of record as of February 9, 2017.

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2016	$(17,674)	$(2,193)	$(42,841)	$(62,708)
Other comprehensive (loss) income during the period, net of tax, before reclassification	(17,554)	4,464	2,657	(10,433)
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(4,641)	1,894	—	(2,747)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale	10,560	—	—	10,560
Net other comprehensive (loss) income during the period, net of tax	$(11,635)	$6,358	$2,657	$(2,620)
Balance at December 31, 2016	$(29,309)	$4,165	$(40,184)	$(65,328)

Balance at January 1, 2015	$(9,533)	$(2,517)	$(25,282)	$(37,332)
Other comprehensive loss during the period, net of tax, before reclassification	(8,023)	(941)	(17,559)	(26,523)
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(196)	1,265	—	1,069
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale	$78	$—	$—	$78
Net other comprehensive (loss) income during the period, net of tax	$(8,141)	$324	$(17,559)	$(25,376)
Balance at December 31, 2015	$(17,674)	$(2,193)	$(42,841)	$(62,708)

Balance at January 1, 2014	$(53,665)	$(2,462)	$(6,909)	$(63,036)
Other comprehensive income (loss) during the period, net of tax, before reclassification	43,828	(1,244)	(18,373)	24,211
Amount reclassified from accumulated other comprehensive income, net of tax	304	1,189	—	1,493
Net other comprehensive income (loss) income during the period, net of tax	$44,132	$(55)	$(18,373)	$25,704
Balance at December 31, 2014	$(9,533)	$(2,517)	$(25,282)	$(37,332)

	Amount Reclassified from Accumulated Other Comprehensive Income for the Year Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income	December 31,		Impacted Line on the Consolidated Statements of Income
	2016	2015
Accumulated unrealized losses on securities
Gains included in net income	$7,645	$323	Gains (losses) on investment securities, net
	7,645	323	Income before taxes
Tax effect	(3,004)	(127)	Income tax expense
Net of tax	$4,641	$196	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$1,345	$252	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	1,775	1,830	Interest on junior subordinated debentures
	(3,120)	(2,082)	Income before taxes
Tax effect	1,226	817	Income tax expense
Net of tax	$(1,894)	$(1,265)	Net income

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

For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. See Note 10, “Deposits,” for more information on these deposits. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.

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

The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2016
Net interest income	$588,847	$98,248	$18,611	$705,706	$16,487	$722,193
Provision for credit losses	30,862	3,222	—	34,084	—	34,084
Non-interest income	230,414	49,706	78,478	358,598	(33,168)	325,430
Non-interest expense	556,798	66,460	75,108	698,366	(16,681)	681,685
Income tax expense	86,933	29,512	8,534	124,979	—	124,979
Net income	$144,668	$48,760	$13,447	$206,875	$—	$206,875
Total assets at end of year	$21,172,080	$3,884,373	$612,100	$25,668,553	$—	$25,668,553
2015
Net interest income	$523,112	$85,258	$17,012	$625,382	$16,147	$641,529
Provision for credit losses	29,746	3,196	—	32,942	—	32,942
Non-interest income	191,248	33,625	75,496	300,369	(28,772)	271,597
Non-interest expense	522,199	47,245	71,600	641,044	(12,625)	628,419
Income tax expense	60,488	26,352	8,176	95,016	—	95,016
Net income	$101,927	$42,090	$12,732	$156,749	$—	$156,749
Total assets at end of year	$19,244,111	$3,116,348	$548,889	$22,909,348	$—	$22,909,348
2014
Net interest income	$484,523	$82,415	$15,968	$582,906	$15,669	$598,575
Provision for credit losses	17,708	2,829	—	20,537	—	20,537
Non-interest income	136,307	32,534	73,388	242,229	(26,989)	215,240
Non-interest expense	444,416	44,320	69,431	558,167	(11,320)	546,847
Income tax expense	60,033	27,167	7,833	95,033	—	95,033
Net income	$98,673	$40,633	$12,092	$151,398	$—	$151,398
Total assets at end of year	$16,713,329	$2,765,671	$519,840	$19,998,840	$—	$19,998,840

(24) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2016	2015
Assets
Cash	$49,828	$116,889
Available-for-sale securities, at fair value	12,926	12,243
Investment in and receivable from subsidiaries	2,979,283	2,600,716
Loans, net of unearned income	2,313	2,820
Less: Allowance for loan losses	—	—
Net loans	$2,313	$2,820
Goodwill	8,371	8,371
Other assets	162,047	148,673
Total assets	$3,214,768	$2,889,712

Liabilities and Shareholders’ Equity
Other liabilities	$56,462	$44,349
Subordinated notes	138,971	138,861
Other borrowings	70,152	85,662
Junior subordinated debentures	253,566	268,566
Shareholders’ equity	2,695,617	2,352,274
Total liabilities and shareholders’ equity	$3,214,768	$2,889,712

Statements of Income

	Years Ended December 31,
(In thousands)	2016	2015	2014
Income
Dividends and other revenue from subsidiaries	$89,184	$47,639	$98,296
Losses on available-for-sale securities, net	—	—	(33)
Other income	4,344	796	221
Total income	$93,528	$48,435	$98,484

Expenses
Interest expense	$18,498	$16,669	$12,553
Salaries and employee benefits	34,299	38,926	30,636
Other expenses	62,778	50,425	38,428
Total expenses	$115,575	$106,020	$81,617
(Loss) income before income taxes and equity in undistributed income of subsidiaries	$(22,047)	$(57,585)	$16,867
Income tax benefit	31,061	30,504	22,909
Income (loss) before equity in undistributed net income of subsidiaries	$9,014	$(27,081)	$39,776
Equity in undistributed net income of subsidiaries	197,861	183,830	111,622
Net income	$206,875	$156,749	$151,398

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2016	2015	2014
Operating Activities:
Net income	$206,875	$156,749	$151,398
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	—	(96)	945
Losses on available-for-sale securities, net	—	—	33
Gain on early extinguishment of debt	(4,305)	—	—
Depreciation and amortization	10,400	8,323	7,853
Deferred income tax (benefit) expense	(601)	(1,872)	2,753
Stock-based compensation expense	3,762	3,354	2,654
Excess tax benefits from stock-based compensation arrangements	(225)	(278)	(139)
Increase in other assets	(319)	(39,051)	(4,473)
Increase in other liabilities	9,618	21,840	7,114
Equity in undistributed net income of subsidiaries	(197,861)	(183,830)	(111,622)
Net Cash Provided by (Used for) Operating Activities	$27,344	$(34,861)	$56,516
Investing Activities:
Capital contributions to subsidiaries, net	$(118,575)	$(97,400)	$(105,244)
Net cash paid for acquisitions, net	(61,308)	(51,060)	—
Other investing activity, net	(18,051)	(24,908)	(3,907)
Net Cash Used for Investing Activities	$(197,934)	$(173,368)	$(109,151)
Financing Activities:
(Decrease) increase in subordinated notes, other borrowings and junior subordinated debt, net	$(26,251)	$66,888	$(1,131)
Proceeds from the issuance of subordinated notes, net	—	—	139,090
Excess tax benefits from stock-based compensation arrangements	225	278	139
Proceeds from the issuance of common stock, net	152,911	—	—
Net proceeds from issuance of Series D Preferred Stock	—	120,842	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	15,828	16,119	10,453
Dividends paid	(38,568)	(29,888)	(24,933)
Common stock repurchases	(616)	(424)	(549)
Net Cash Provided by Financing Activities	$103,529	$173,815	$123,069
Net (Decrease) Increase in Cash and Cash Equivalents	$(67,061)	$(34,414)	$70,434
Cash and Cash Equivalents at Beginning of Year	116,889	151,303	80,869
Cash and Cash Equivalents at End of Year	$49,828	$116,889	$151,303

(25) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2016 , 2015 and 2014:

(In thousands, except per share data)		2016	2015	2014
Net income		$206,875	$156,749	$151,398
Less: Preferred stock dividends		14,513	10,869	6,323
Net income applicable to common shares—Basic	(A)	$192,362	$145,880	$145,075
Add: Dividends on convertible preferred stock, if dilutive		6,313	6,314	6,323
Net income applicable to common shares—Diluted	(B)	$198,675	$152,194	$151,398
Weighted average common shares outstanding	(C)	50,278	47,838	46,524
Effect of dilutive potential common shares:
Common stock equivalents		894	1,029	1,246
Convertible preferred stock, if dilutive		3,100	3,070	3,075
Total dilutive potential common shares		3,994	4,099	4,321
Weighted average common shares and effect of dilutive potential common shares	(D)	54,272	51,937	50,845
Net income per common share:
Basic	(A/C)	$3.83	$3.05	$3.12
Diluted	(B/D)	3.66	2.93	2.98

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants, the Company’s convertible preferred stock and shares to be issued under the ESPP and the DDFS Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share, net income applicable to common shares is not adjusted by the associated preferred dividends.

(26) Quarterly Financial Summary (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2016 and 2015:

	2016 Quarters				2015 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$192,231	197,064	208,149	215,013	$170,357	175,241	185,379	187,487
Interest expense	20,722	21,794	23,513	24,235	18,466	18,349	19,839	20,281
Net interest income	171,509	175,270	184,636	190,778	151,891	156,892	165,540	167,206
Provision for credit losses	8,034	9,129	9,571	7,350	6,079	9,482	8,322	9,059
Net interest income after provision for credit losses	163,475	166,141	175,065	183,428	145,812	147,410	157,218	158,147
Non-interest income, excluding net securities gains (losses)	67,427	83,359	83,299	83,700	64,017	77,037	65,051	65,169
Gains (losses) on investment securities, net	1,325	1,440	3,305	1,575	524	(24)	(98)	(79)
Non-interest expense	153,730	170,969	176,615	180,371	147,318	154,297	159,974	166,829
Income before taxes	78,497	79,971	85,054	88,332	63,035	70,126	62,197	56,408
Income tax expense	29,386	29,930	31,939	33,724	23,983	26,295	23,842	20,896
Net income	$49,111	50,041	53,115	54,608	$39,052	43,831	38,355	35,512
Preferred stock dividends	3,628	3,628	3,628	3,629	1,581	1,580	4,079	3,629
Net income applicable to common shares	$45,483	46,413	49,487	50,979	$37,471	42,251	34,276	31,883
Net income per common share:
Basic	$0.94	$0.94	$0.96	$0.98	$0.79	$0.89	$0.71	$0.66
Diluted	0.90	0.90	0.92	0.94	0.76	0.85	0.69	0.64
Cash dividends declared per common share	0.12	0.12	0.12	0.12	0.11	0.11	0.11	0.11

(27) Subsequent Events

On February 14, 2017, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of American Homestead Mortgage, LLC (“AHM”). AHM is located in Montana's Flathead Valley and originated approximately $55 million of residential mortgage loans in 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company made no changes in or had no disagreements with its independent accountants during the two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in ensuring the information relating to the Company (and its consolidated subsidiaries) required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported in a timely manner.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2016, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wintrust Financial Corporation and subsidiaries

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wintrust Financial Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Wintrust Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of condition of Wintrust Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Wintrust Financial Corporation and subsidiaries and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 25, 2017 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Company has adopted a Corporate Code of Ethics which complies with the rules of the SEC and the listing standards of the NASDAQ Global Select Market. The code applies to all of the Company’s directors, officers and employees and is posted on the Company’s website (www.wintrust.com), under the “Corporate Governance” section of the “Investor Relations” tab. The Company will post on its website any amendments to, or waivers from, its Corporate Code of Ethics as the code applies to its directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement under the captions “Executive Compensation,” “Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the materials under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.

The following table summarizes information as of December 31, 2016, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	—	—
WTFC 2007 Stock Incentive Plan	1,480,644	$32.26	—
WTFC 2015 Stock Incentive Plan	745,933	$30.35	4,640,807
WTFC Employee Stock Purchase Plan	—	—	94,108
WTFC Directors Deferred Fee and Stock Plan	—	—	402,480
	2,311,577	$30.46	5,137,395
Equity compensation plans not approved by security holders (1)
N/A	—	—	—
Total	2,311,577	$30.46	5,137,395

(1)
Excludes 5,643 shares of the Company's common stock issuable pursuant to the exercise of options granted under the plan of Delavan Bancshares, Inc. The weighted average exercise price of these options is $17.06. No additional awards will be made under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Consolidated Statements of Condition as of December 31, 2016 and 2015

•	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2	Financial Statement Schedules
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

3.5
Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2017).

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

177

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

10.2
First Amendment to Credit Agreement, dated as of October 29, 2015, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.3
Second Amendment to Credit Agreement, dated as of December 14, 2015, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.4
Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.5
First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

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

178

10.12
Guarantee Agreement, dated as of September 1, 2006, between the Company, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8- K filed with the Securities and Exchange Commission on September 6, 2006).

10.13
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Edward J. Wehmer, President and Chief Executive Officer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.14
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.15
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.16
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.17
Employment Agreement, dated August 11, 2008, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.18
First Amendment to Employment Agreement, dated November 30, 2010, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.19	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.20
First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.21
Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.22
Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.23
Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.24
Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.25
Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.26
Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.27
Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.28
Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

179

10.29
Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.30
Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.31
Form of Performance Award Agreement - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.32
Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.33
Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.34
Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.35
Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.36
Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.37
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.38
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

10.42
Third Amendment to Credit Agreement, dated as of December 12, 2016, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016).

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

180

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

(1)
Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

181

ITEM 16. FORM 10-K SUMMARY

None.

182

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 28, 2017	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER D. CRIST Peter D. Crist	Chairman of the Board of Directors	February 28, 2017

/s/ EDWARD J. WEHMER Edward J. Wehmer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 28, 2017

/s/ JOSEPH F. DAMICO Joseph F. Damico	Director	February 28, 2017

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 28, 2017

/s/ ZED S. FRANCIS, III Zed S. Francis, III	Director	February 28, 2017

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 28, 2017

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	February 28, 2017

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 28, 2017

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 28, 2017

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 28, 2017

/s/ GARY D. “JOE” SWEENEY Gary D. “Joe” Sweeney	Director	February 28, 2017

/s/ SHEILA G. TALTON Sheila G. Talton	Director	February 28, 2017

183

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
3	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

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

3.5
Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2017).

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

10.2
First Amendment to Credit Agreement, dated as of October 29, 2015, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

184

10.3
Second Amendment to Credit Agreement, dated as of December 14, 2015, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.4
Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.5
First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

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

10.13
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Edward J. Wehmer, President and Chief Executive Officer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.14
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David A. Dykstra, Senior Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.15
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and Richard B. Murphy, Executive Vice President and Chief Credit Officer (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.16
Amended and Restated Employment Agreement, dated December 19, 2008, between the Company and David L. Stoehr, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008).*

10.17
Employment Agreement, dated August 11, 2008, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

185

10.18
First Amendment to Employment Agreement, dated November 30, 2010, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.19	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.20
First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.21
Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.22
Third Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on May 27, 2004 (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.23
Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.24
Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.25
Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.26
Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.27
Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.28
Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.29
Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.30
Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.31
Form of Performance Award Agreement - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.32
Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.33
Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.34
Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

186

10.35
Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.36
Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.37
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.38
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

10.42
Third Amendment to Credit Agreement, dated as of December 12, 2016, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2016).

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

(1)
Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

187