Form 10-Q
period 2017-03-31
WINTRUST FINANCIAL CORP
filed 2017-05-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock — no par value, 55,658,790 shares, as of April 30, 2017

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2017	December 31, 2016	March 31, 2016
Assets
Cash and due from banks	$214,102	$267,194	$208,480
Federal funds sold and securities purchased under resale agreements	3,046	2,851	3,820
Interest bearing deposits with banks	1,007,468	980,457	817,013
Available-for-sale securities, at fair value	1,803,733	1,724,667	770,983
Held-to-maturity securities, at amortized cost ($647.9 million, $607.6 million and $924.3 million fair value at March 31, 2017, December 31, 2016 and March 31, 2016 respectively)	667,764	635,705	911,715
Trading account securities	714	1,989	2,116
Federal Home Loan Bank and Federal Reserve Bank stock	78,904	133,494	113,222
Brokerage customer receivables	23,171	25,181	28,266
Mortgage loans held-for-sale	288,964	418,374	314,554
Loans, net of unearned income, excluding covered loans	19,931,058	19,703,172	17,446,413
Covered loans	52,359	58,145	138,848
Total loans	19,983,417	19,761,317	17,585,261
Allowance for loan losses	(125,819)	(122,291)	(110,171)
Allowance for covered loan losses	(1,319)	(1,322)	(2,507)
Net loans	19,856,279	19,637,704	17,472,583
Premises and equipment, net	598,746	597,301	591,608
Lease investments, net	155,233	129,402	89,337
Accrued interest receivable and other assets	560,741	593,796	647,853
Trade date securities receivable	—	—	1,008,613
Goodwill	499,341	498,587	484,280
Other intangible assets	20,687	21,851	23,725
Total assets	$25,778,893	$25,668,553	$23,488,168
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$5,790,579	$5,927,377	$5,205,410
Interest bearing	15,939,862	15,731,255	14,011,661
Total deposits	21,730,441	21,658,632	19,217,071
Federal Home Loan Bank advances	227,585	153,831	799,482
Other borrowings	238,787	262,486	253,126
Subordinated notes	138,993	138,971	138,888
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	424,538	505,450	407,593
Total liabilities	23,013,910	22,972,936	21,069,726
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; 126,257 shares issued and outstanding at March 31, 2017, December 31, 2016 and March, 2016, respectively	126,257	126,257	126,257
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2017, December 31, 2016 and March 31, 2016, respectively	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2017, December 31, 2016 and March 31, 2016; 52,605,401 shares issued at March 31, 2017, 51,978,289 shares issued at December 31, 2016 and 48,608,559 shares issued at March 31, 2016	52,605	51,978	48,608
Surplus	1,381,886	1,365,781	1,194,750
Treasury stock, at cost, 101,738 shares at March 31, 2017, 97,749 shares at December 31, 2016, and 89,561 shares at March 31, 2016	(4,884)	(4,589)	(4,145)
Retained earnings	1,143,943	1,096,518	967,882
Accumulated other comprehensive loss	(59,824)	(65,328)	(39,910)
Total shareholders’ equity	2,764,983	2,695,617	2,418,442
Total liabilities and shareholders’ equity	$25,778,893	$25,668,553	$23,488,168
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2017	March 31, 2016
Interest income
Interest and fees on loans	$199,314	$173,127
Interest bearing deposits with banks	1,623	746
Federal funds sold and securities purchased under resale agreements	1	1
Investment securities	13,573	17,190
Trading account securities	11	11
Federal Home Loan Bank and Federal Reserve Bank stock	1,070	937
Brokerage customer receivables	167	219
Total interest income	215,759	192,231
Interest expense
Interest on deposits	16,270	12,781
Interest on Federal Home Loan Bank advances	1,590	2,886
Interest on other borrowings	1,139	1,058
Interest on subordinated notes	1,772	1,777
Interest on junior subordinated debentures	2,408	2,220
Total interest expense	23,179	20,722
Net interest income	192,580	171,509
Provision for credit losses	5,209	8,034
Net interest income after provision for credit losses	187,371	163,475
Non-interest income
Wealth management	20,148	18,320
Mortgage banking	21,938	21,735
Service charges on deposit accounts	8,265	7,406
(Losses) gains on investment securities, net	(55)	1,325
Fees from covered call options	759	1,712
Trading losses, net	(320)	(168)
Operating lease income, net	5,782	2,806
Other	12,248	15,616
Total non-interest income	68,765	68,752
Non-interest expense
Salaries and employee benefits	99,316	95,811
Equipment	9,002	8,767
Operating lease equipment depreciation	4,636	2,050
Occupancy, net	13,101	11,948
Data processing	7,925	6,519
Advertising and marketing	5,150	3,779
Professional fees	4,660	4,059
Amortization of other intangible assets	1,164	1,298
FDIC insurance	4,156	3,613
OREO expense, net	1,665	560
Other	17,343	15,326
Total non-interest expense	168,118	153,730
Income before taxes	88,018	78,497
Income tax expense	29,640	29,386
Net income	$58,378	$49,111
Preferred stock dividends	3,628	3,628
Net income applicable to common shares	$54,750	$45,483
Net income per common share—Basic	$1.05	$0.94
Net income per common share—Diluted	$1.00	$0.90
Cash dividends declared per common share	$0.14	$0.12
Weighted average common shares outstanding	52,267	48,448
Dilutive potential common shares	4,160	3,820
Average common shares and dilutive common shares	56,427	52,268
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Net income	$58,378	$49,111
Unrealized gains on securities
Before tax	7,379	25,176
Tax effect	(2,900)	(9,988)
Net of tax	4,479	15,188
Reclassification of net (losses) gains included in net income
Before tax	(55)	1,325
Tax effect	21	(521)
Net of tax	(34)	804
Reclassification of amortization of unrealized gains and losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	1,428	(3,425)
Tax effect	(561)	1,339
Net of tax	867	(2,086)
Net unrealized gains on securities	3,646	16,470
Unrealized gains on derivative instruments
Before tax	1,615	478
Tax effect	(634)	(188)
Net unrealized gains on derivative instruments	981	290
Foreign currency adjustment
Before tax	1,215	8,347
Tax effect	(338)	(2,309)
Net foreign currency adjustment	877	6,038
Total other comprehensive income	5,504	22,798
Comprehensive income	$63,882	$71,909
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2016	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
Net income	—	—	—	—	49,111	—	49,111
Other comprehensive income, net of tax	—	—	—	—	—	22,798	22,798
Cash dividends declared on common stock	—	—	—	—	(5,812)	—	(5,812)
Dividends on preferred stock	—	—	—	—	(3,628)	—	(3,628)
Stock-based compensation	—	—	2,484	—	—	—	2,484
Conversion of Series C preferred stock to common stock	(30)	1	29	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	17	124	—	—	—	141
Restricted stock awards	—	82	106	(172)	—	—	16
Employee stock purchase plan	—	14	634	—	—	—	648
Director compensation plan	—	25	385	—	—	—	410
Balance at March 31, 2016	$251,257	$48,608	$1,194,750	$(4,145)	$967,882	$(39,910)	$2,418,442
Balance at January 1, 2017	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
Net income	—	—	—	—	58,378	—	58,378
Other comprehensive income, net of tax	—	—	—	—	—	5,504	5,504
Cash dividends declared on common stock	—	—	—	—	(7,325)	—	(7,325)
Dividends on preferred stock	—	—	—	—	(3,628)	—	(3,628)
Stock-based compensation	—	—	2,918	—	—	—	2,918
Common stock issued for:
Exercise of stock options and warrants	—	512	12,272	—	—	—	12,784
Restricted stock awards	—	74	(74)	(295)	—	—	(295)
Employee stock purchase plan	—	9	615	—	—	—	624
Director compensation plan	—	32	374	—	—	—	406
Balance at March 31, 2017	$251,257	$52,605	$1,381,886	$(4,884)	$1,143,943	$(59,824)	$2,764,983
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Operating Activities:
Net income	$58,378	$49,111
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	5,209	8,034
Depreciation, amortization and accretion, net	14,437	13,610
Stock-based compensation expense	2,918	2,484
Net amortization of premium on securities	1,732	632
Accretion of discount on loans	(6,439)	(8,276)
Mortgage servicing rights fair value change, net	789	(1,036)
Originations and purchases of mortgage loans held-for-sale	(722,467)	(736,648)
Proceeds from sales of mortgage loans held-for-sale	867,924	826,419
Bank owned life insurance ("BOLI") income	(985)	(472)
Decrease (increase) in trading securities, net	1,275	(1,668)
Net decrease (increase) in brokerage customer receivables	2,010	(635)
Gains on mortgage loans sold	(16,047)	(16,287)
Losses (gains) on investment securities, net	55	(1,325)
Gains on early extinguishment of debt	—	(4,305)
(Gains) losses on sales of premises and equipment, net	(163)	21
Net losses (gains) on sales and fair value adjustments of other real estate owned	828	(119)
Decrease (increase) in accrued interest receivable and other assets, net	3,635	(75,172)
(Decrease) increase in accrued interest payable and other liabilities, net	(83,348)	12,187
Net Cash Provided by Operating Activities	129,741	66,555
Investing Activities:
Proceeds from maturities of available-for-sale securities	43,688	26,128
Proceeds from maturities of held-to-maturity securities	258	181
Proceeds from sales and calls of available-for-sale securities	6,005	3,201
Proceeds from calls of held-to-maturity securities	51,060	98,243
Purchases of available-for-sale securities	(124,227)	(39,267)
Purchases of held-to-maturity securities	(84,890)	(125,208)
Redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock, net	54,590	(11,641)
Net cash paid in business combinations	(284)	(17,452)
Proceeds from sales of other real estate owned	3,961	10,341
Proceeds received from the FDIC related to reimbursements on covered assets	386	363
Net increase in interest bearing deposits with banks	(27,011)	(204,994)
Net increase in loans	(219,047)	(248,893)
Purchases of premises and equipment, net	(10,823)	(8,677)
Net Cash Used for Investing Activities	(306,334)	(517,675)
Financing Activities:
Increase in deposit accounts	71,862	477,466
Decrease in subordinated notes and other borrowings, net	(23,732)	(12,700)
Increase (decrease) in Federal Home Loan Bank advances, net	73,000	(58,466)
Redemption of junior subordinated debentures, net	—	(10,695)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	13,814	1,632
Common stock repurchases for tax withholdings related to stock-based compensation	(295)	(172)
Dividends paid	(10,953)	(9,440)
Net Cash Provided by Financing Activities	123,696	387,625
Net Decrease in Cash and Cash Equivalents	(52,897)	(63,495)
Cash and Cash Equivalents at Beginning of Period	270,045	275,795
Cash and Cash Equivalents at End of Period	$217,148	$212,300
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

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company's significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2016 Form 10-K.

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

The FASB has continued to issue various Updates to clarify and improve specific areas of ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance within ASU No. 2014-09 surrounding principal versus agent considerations and its impact on revenue recognition. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to also clarify the implementation guidance within ASU No. 2014-09 related to these two topics. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting,” to remove certain areas of SEC Staff Guidance from those specific Topics. In May 2016 and December 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify specific aspects of implementation, including the collectability criterion, exclusion of sales taxes collected from a transaction price, noncash consideration, contract modifications, completed contracts at transition, the applicability of loan guarantee fees, impairment of capitalized contract costs and certain disclosure requirements. In February 2017, the FASB issued ASU No. 2017-05, “Other

Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” to clarify the implementation guidance within ASU No. 2014-09 surrounding transfers of nonfinancial assets, including partial sales of such assets, and its impact on revenue recognition. Like ASU No. 2014-09, this guidance is effective for fiscal years beginning after December 15, 2017.

The Company is currently evaluating the impact on the consolidated financial statements of adopting this new guidance. The Company has identified sources of revenue potentially affected under the new revenue standards, including but not limited to fees earned on wealth and treasury management activities. Additionally, the Company is currently assessing specific characteristics of the various sources of revenues and is reviewing specific contracts related to those sources. At this time, the Company expects to adopt the new guidance using the modified retrospective approach.

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

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements. Excluding any impact from the clarification of contracts representing a lease, the Company expects to recognize separate lease liabilities and right to use assets for the amounts related to certain facilities under operating lease agreements disclosed in Note 15 - Minimum Lease Commitments in the 2016 Form 10-K. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption.

Derivatives

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” to clarify guidance surrounding the effect on an existing hedging relationship of a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. This ASU states that a change in counterparty to such derivative instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance was effective for fiscal years beginning after December 15, 2016 and did not have a material impact on the Company's consolidated financial statements.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” to simplify the accounting for investments qualifying for the use of the equity method of accounting. This ASU eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for such method as a result of an increase in the level of ownership interest or degree of influence. The ASU requires the equity method investor add the cost of acquiring the additional interest to the current basis and adopt the equity method of accounting as of that date going forward. Additionally, for available-for-sale equity securities that become qualified for equity method accounting, the ASU requires the related unrealized holding gains or losses included in accumulated other comprehensive income be recognized in earnings at the date the investment qualifies for such accounting. This guidance was effective for fiscal years beginning after December 15, 2016 and did not have a material impact on the Company's consolidated financial statements.

Employee Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to simplify the accounting for several areas of share-based payment transactions. This included the recognition of all excess tax benefits and tax deficiencies as income tax expense instead of surplus, the classification on the statement of cash flows of excess tax benefits and taxes paid when the employer withholds shares for tax-withholding purposes. Additionally, related to forfeitures, the ASU provides the option to estimate the number of awards that are expected to vest or account for forfeitures as they occur. This guidance was effective for fiscal years beginning after December 15, 2016. In the first quarter of 2017, the Company recorded $3.4 million of excess tax benefits within income tax expense on the Consolidated Statements of Income as a result of adoption.

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

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. Specifically, the Company has established a group consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain data and system requirements.

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

Consolidation

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control,” to amend guidance from ASU No. 2015-02 regarding how a reporting entity treats indirect interests in a variable interest entity (“VIE”) held through related parties under common control when determining whether the reporting entity is the primary beneficiary of such VIE. This guidance was effective for fiscal years beginning after December 15, 2016 and did not have a material impact on the Company's consolidated financial statements.

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

Compensation

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. An entity will be required to report the service cost component of such costs in the same line item or items as other compensation costs related to services rendered. Additionally, only the service cost component will be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach related to presentation of the service cost component and a prospective approach related to capitalization of such costs. Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company has not early adopted this guidance. When adopted, the Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

Amortization of Premium on Certain Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” to amend the amortization period for certain purchased callable debt securities held at a premium. The amortization period for such securities will be shortened to the earliest call date. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach. Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company has not early adopted this guidance. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On November 18, 2016, the Company acquired First Community Financial Corporation ("FCFC"). FCFC was the parent company of First Community Bank. Through this transaction, the Company acquired First Community Bank's two banking locations in Elgin, Illinois. First Community Bank was merged into the Company's wholly-owned subsidiary St. Charles Bank & Trust Company ("St. Charles Bank"). The Company acquired assets with a fair value of approximately $187.2 million, including approximately $79.2 million of loans, and assumed deposits with a fair value of approximately $150.3 million. Additionally, the Company recorded goodwill of $12.7 million on the acquisition.

On August 19, 2016, the Company, through its wholly-owned subsidiary Lake Forest Bank & Trust Company ("Lake Forest Bank"), acquired approximately $561.4 million in performing loans and related relationships from an affiliate of GE Capital Franchise Finance. The loans are to franchise operators (primarily quick service restaurant concepts) in the Midwest and in the Western portion of the United States.

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

The following table summarizes the activity in the Company’s FDIC indemnification (liability) asset during the periods indicated:

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Balance at beginning of period	$(16,701)	$(6,100)
Additions from reimbursable expenses	82	82
Accretion (amortization)	(244)	(360)
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(1,014)	(3,288)
Payments received from the FDIC	(386)	(363)
Balance at end of period	$(18,263)	$(10,029)

Mortgage Banking Acquisitions

On February 14, 2017, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of American Homestead Mortgage, LLC ("AHM"). The Company recorded goodwill of $999,000 on the acquisition.

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

The Company purchased a portfolio of life insurance premium finance receivables in 2009. These purchased life insurance premium finance receivables are valued on an individual basis. If credit related conditions deteriorate, an allowance related to these loans will be established as part of the provision for credit losses.

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

(5) Investment Securities

The following tables are a summary of the available-for-sale and held-to-maturity securities portfolios as of the dates shown:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$142,772	$—	$(616)	$142,156
U.S. Government agencies	178,475	31	(677)	177,829
Municipal	125,061	2,878	(376)	127,563
Corporate notes:
Financial issuers	65,306	107	(986)	64,427
Other	1,000	—	(3)	997
Mortgage-backed: (1)
Mortgage-backed securities	1,256,497	302	(46,423)	1,210,376
Collateralized mortgage obligations	46,035	78	(445)	45,668
Equity securities	32,634	3,106	(1,023)	34,717
Total available-for-sale securities	$1,847,780	$6,502	$(50,549)	$1,803,733
Held-to-maturity securities
U.S. Government agencies	$465,891	$115	$(18,664)	$447,342
Municipal	201,873	1,114	(2,434)	200,553
Total held-to-maturity securities	$667,764	$1,229	$(21,098)	$647,895

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$142,741	$1	$(759)	$141,983
U.S. Government agencies	189,540	47	(435)	189,152
Municipal	129,446	2,969	(606)	131,809
Corporate notes:
Financial issuers	65,260	132	(1,000)	64,392
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,185,448	284	(54,330)	1,131,402
Collateralized mortgage obligations	30,105	67	(490)	29,682
Equity securities	32,608	3,429	(789)	35,248
Total available-for-sale securities	$1,776,148	$6,929	$(58,410)	$1,724,667
Held-to-maturity securities
U.S. Government agencies	$433,343	$7	$(24,470)	$408,880
Municipal	202,362	647	(4,287)	198,722
Total held-to-maturity securities	$635,705	$654	$(28,757)	$607,602

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$117,105	$22	$(38)	$117,089
U.S. Government agencies	93,990	194	(12)	94,172
Municipal	118,187	3,232	(224)	121,195
Corporate notes:
Financial issuers	78,048	1,492	(1,830)	77,710
Other	2,500	3	—	2,503
Mortgage-backed: (1)
Mortgage-backed securities	262,109	3,795	(1,900)	264,004
Collateralized mortgage obligations	38,565	324	(198)	38,691
Equity securities	51,402	4,585	(368)	55,619
Total available-for-sale securities	$761,906	$13,647	$(4,570)	$770,983
Held-to-maturity securities
U.S. Government agencies	$712,732	$11,569	$(1,455)	$722,846
Municipal	198,983	2,672	(157)	201,498
Total held-to-maturity securities	$911,715	$14,241	$(1,612)	$924,344

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$137,155	$(616)	$—	$—	$137,155	$(616)
U.S. Government agencies	171,444	(677)	—	—	171,444	(677)
Municipal	36,063	(234)	5,824	(142)	41,887	(376)
Corporate notes:
Financial issuers	—	—	34,976	(986)	34,976	(986)
Other	997	(3)	—	—	997	(3)
Mortgage-backed:
Mortgage-backed securities	1,195,931	(46,423)	—	—	1,195,931	(46,423)
Collateralized mortgage obligations	32,171	(210)	6,563	(235)	38,734	(445)
Equity securities	6,265	(638)	5,115	(385)	11,380	(1,023)
Total available-for-sale securities	$1,580,026	$(48,801)	$52,478	$(1,748)	$1,632,504	$(50,549)
Held-to-maturity securities
U.S. Government agencies	$367,654	$(18,664)	$—	$—	$367,654	$(18,664)
Municipal	140,453	(2,108)	8,293	(326)	148,746	(2,434)
Total held-to-maturity securities	$508,107	$(20,772)	$8,293	$(326)	$516,400	$(21,098)

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

The Company does not consider securities with unrealized losses at March 31, 2017 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes and mortgage-backed securities. Unrealized losses recognized on corporate notes and mortgage-backed securities are the result of increases in yields for similar types of securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Realized gains	$—	$2,550
Realized losses	(55)	(1,225)
Net realized (losses) gains	$(55)	$1,325
Other than temporary impairment charges	—	—
(Losses) gains on investment securities, net	$(55)	$1,325
Proceeds from sales and calls of available-for-sale securities	$6,005	$3,201
Proceeds from calls of held-to-maturity securities	51,060	98,243
The amortized cost and fair value of securities as of March 31, 2017, December 31, 2016 and March 31, 2016, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$142,323	$142,001	$145,353	$145,062	$208,518	$208,641
Due in one to five years	320,945	320,278	321,019	320,423	158,668	158,804
Due in five to ten years	39,520	40,519	27,319	28,451	28,970	31,363
Due after ten years	9,826	10,174	34,296	34,399	13,674	13,861
Mortgage-backed	1,302,532	1,256,044	1,215,553	1,161,084	300,674	302,695
Equity securities	32,634	34,717	32,608	35,248	51,402	55,619
Total available-for-sale securities	$1,847,780	$1,803,733	$1,776,148	$1,724,667	$761,906	$770,983
Held-to-maturity securities
Due in one year or less	$—	$—	$—	$—	$—	$—
Due in one to five years	32,771	32,525	29,794	29,416	24,319	24,448
Due in five to ten years	70,533	69,348	69,664	67,820	65,879	66,432
Due after ten years	564,460	546,022	536,247	510,366	821,517	833,464
Total held-to-maturity securities	$667,764	$647,895	$635,705	$607,602	$911,715	$924,344
Securities having a fair value of $1.3 billion at March 31, 2017 as well as securities having a fair value of $1.4 billion and $1.2 billion at December 31, 2016 and March 31, 2016, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At March 31, 2017, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Balance:
Commercial	$6,081,489	$6,005,422	$4,890,246
Commercial real estate	6,261,682	6,196,087	5,737,959
Home equity	708,258	725,793	774,342
Residential real estate	720,608	705,221	626,043
Premium finance receivables—commercial	2,446,946	2,478,581	2,320,987
Premium finance receivables—life insurance	3,593,563	3,470,027	2,976,934
Consumer and other	118,512	122,041	119,902
Total loans, net of unearned income, excluding covered loans	$19,931,058	$19,703,172	$17,446,413
Covered loans	52,359	58,145	138,848
Total loans	$19,983,417	$19,761,317	$17,585,261
Mix:
Commercial	30%	30%	28%
Commercial real estate	31	31	32
Home equity	4	4	4
Residential real estate	4	4	4
Premium finance receivables—commercial	12	12	13
Premium finance receivables—life insurance	18	18	17
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	100%	100%	99%
Covered loans	—	—	1
Total loans	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $72.4 million at March 31, 2017, $69.6 million at December 31, 2016 and $56.9 million at March 31, 2016. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $4.6 million at March 31, 2017, $2.6 million at December 31, 2016 and $(8.9) million at March 31, 2016. The net credit balance at March 31, 2016, is primarily the result of purchase accounting adjustments related to acquisitions in 2016 and 2015.

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

Acquired Loan Information at Acquisition—PCI Loans

As part of the Company's previous acquisitions, the Company acquired loans for which there was evidence of credit quality deterioration since origination (PCI loans) and determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

PCI loans	$475,284	$441,976	$509,446	$471,786

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at March 31, 2017.

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

	Three months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Accretable yield, beginning balance	$49,408	$63,902
Acquisitions	531	1,141
Accretable yield amortized to interest income	(5,599)	(5,457)
Accretable yield amortized to indemnification asset/liability (1)	(354)	(2,171)
Reclassification from non-accretable difference (2)	2,535	4,193
Decreases in interest cash flows due to payments and changes in interest rates	(759)	(2,390)
Accretable yield, ending balance (3)	$45,762	$59,218

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of March 31, 2017, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset or liability for the bank acquisitions is $732,000. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income accounted for under ASC 310-30 totaled $5.6 million and $5.5 million in the first quarter of 2017 and 2016, respectively. These amounts include accretion from both covered and non-covered loans, and are both included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at March 31, 2017, December 31, 2016 and March 31, 2016:

As of March 31, 2017		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,036	$100	$19	$23,780	$3,855,140	$3,891,075
Franchise	323	—	—	987	822,424	823,734
Mortgage warehouse lines of credit	—	—	—	9,111	145,069	154,180
Asset-based lending	1,378	—	—	3,744	875,882	881,004
Leases	570	—	—	874	318,566	320,010
PCI - commercial (1)	—	1,368	—	944	9,174	11,486
Total commercial	14,307	1,468	19	39,440	6,026,255	6,081,489
Commercial real estate:
Construction	2,408	—	391	4,356	648,178	655,333
Land	350	—	—	3,274	101,455	105,079
Office	3,513	—	953	7,155	859,045	870,666
Industrial	7,004	—	—	2,656	783,302	792,962
Retail	589	—	—	4,727	906,470	911,786
Multi-family	668	—	203	4,813	799,092	804,776
Mixed use and other	6,277	—	3,207	14,166	1,940,094	1,963,744
PCI - commercial real estate (1)	—	12,559	672	15,565	128,540	157,336
Total commercial real estate	20,809	12,559	5,426	56,712	6,166,176	6,261,682
Home equity	11,722	—	430	4,884	691,222	708,258
Residential real estate, including PCI	11,943	900	3,410	5,262	699,093	720,608
Premium finance receivables
Commercial insurance loans	12,629	4,991	6,383	23,775	2,399,168	2,446,946
Life insurance loans	—	2,024	2,535	32,208	3,316,090	3,352,857
PCI - life insurance loans (1)	—	—	—	—	240,706	240,706
Consumer and other, including PCI	350	167	323	543	117,129	118,512
Total loans, net of unearned income, excluding covered loans	$71,760	$22,109	$18,526	$162,824	$19,655,839	$19,931,058
Covered loans	1,592	2,808	268	1,570	46,121	52,359
Total loans, net of unearned income	$73,352	$24,917	$18,794	$164,394	$19,701,960	$19,983,417

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2016		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$13,441	$174	$2,341	$11,779	$3,716,977	$3,744,712
Franchise	—	—	—	493	869,228	869,721
Mortgage warehouse lines of credit	—	—	—	—	204,225	204,225
Asset-based lending	1,924	—	135	1,609	871,402	875,070
Leases	510	—	—	1,331	293,073	294,914
PCI - commercial (1)	—	1,689	100	2,428	12,563	16,780
Total commercial	15,875	1,863	2,576	17,640	5,967,468	6,005,422
Commercial real estate
Construction	2,408	—	—	1,824	606,007	610,239
Land	394	—	188	—	104,219	104,801
Office	4,337	—	4,506	1,232	857,599	867,674
Industrial	7,047	—	4,516	2,436	756,602	770,601
Retail	597	—	760	3,364	907,872	912,593
Multi-family	643	—	322	1,347	805,312	807,624
Mixed use and other	6,498	—	1,186	12,632	1,931,859	1,952,175
PCI - commercial real estate (1)	—	16,188	3,775	8,888	141,529	170,380
Total commercial real estate	21,924	16,188	15,253	31,723	6,110,999	6,196,087
Home equity	9,761	—	1,630	6,515	707,887	725,793
Residential real estate, including PCI	12,749	1,309	936	8,271	681,956	705,221
Premium finance receivables
Commercial insurance loans	14,709	7,962	5,646	14,580	2,435,684	2,478,581
Life insurance loans	—	3,717	17,514	16,204	3,182,935	3,220,370
PCI - life insurance loans (1)	—	—	—	—	249,657	249,657
Consumer and other, including PCI	439	207	100	887	120,408	122,041
Total loans, net of unearned income, excluding covered loans	$75,457	$31,246	$43,655	$95,820	$19,456,994	$19,703,172
Covered loans	2,121	2,492	225	1,553	51,754	58,145
Total loans, net of unearned income	$77,578	$33,738	$43,880	$97,373	$19,508,748	$19,761,317

As of March 31, 2016		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,370	$338	$3,228	$25,608	$3,363,011	$3,404,555
Franchise	—	—	—	1,400	273,158	274,558
Mortgage warehouse lines of credit	—	—	—	1,491	192,244	193,735
Asset-based lending	3	—	117	10,597	737,184	747,901
Leases	—	—	—	5,177	244,241	249,418
PCI - commercial (1)	—	1,893	—	128	18,058	20,079
Total commercial	12,373	2,231	3,345	44,401	4,827,896	4,890,246
Commercial real estate:
Construction	273	—	—	2,023	389,026	391,322
Land	1,746	—	—	—	93,834	95,580
Office	7,729	1,260	980	12,571	865,954	888,494
Industrial	10,960	—	—	3,935	728,061	742,956
Retail	1,633	—	2,397	2,657	890,780	897,467
Multi-family	287	—	655	2,047	760,084	763,073
Mixed use and other	4,368	—	187	12,312	1,778,850	1,795,717
PCI - commercial real estate (1)	—	24,738	1,573	10,344	126,695	163,350
Total commercial real estate	26,996	25,998	5,792	45,889	5,633,284	5,737,959
Home equity	9,365	—	791	4,474	759,712	774,342
Residential real estate, including PCI	11,964	406	193	10,108	603,372	626,043
Premium finance receivables
Commercial insurance loans	15,350	9,548	5,583	15,086	2,275,420	2,320,987
Life insurance loans	—	1,641	3,432	198	2,675,525	2,680,796
PCI - life insurance loans (1)	—	—	—	—	296,138	296,138
Consumer and other, including PCI	484	245	118	364	118,691	119,902
Total loans, net of unearned income, excluding covered loans	$76,532	$40,069	$19,254	$120,520	$17,190,038	$17,446,413
Covered loans	5,324	7,995	349	6,491	118,689	138,848
Total loans, net of unearned income	$81,856	$48,064	$19,603	$127,011	$17,308,727	$17,585,261

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to non-accrual status, a charge-off or the establishment of a specific impairment reserve. If a loan amount, or portion thereof, is determined to be uncollectible, the loan’s credit risk rating is immediately downgraded to an 8 or 9 and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be assigned a credit risk rating of an 8 or 9 for the duration of time that a balance remains outstanding. The Company undertakes a thorough and ongoing analysis to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses.

If, based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a specific impairment reserve is established. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at March 31, 2017, December 31, 2016 and March 31, 2016:

	Performing			Non-performing			Total
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016
Loan Balances:
Commercial
Commercial, industrial and other	$3,878,939	$3,731,097	$3,391,847	$12,136	$13,615	$12,708	$3,891,075	$3,744,712	$3,404,555
Franchise	823,411	869,721	274,558	323	—	—	823,734	869,721	274,558
Mortgage warehouse lines of credit	154,180	204,225	193,735	—	—	—	154,180	204,225	193,735
Asset-based lending	879,626	873,146	747,898	1,378	1,924	3	881,004	875,070	747,901
Leases	319,440	294,404	249,418	570	510	—	320,010	294,914	249,418
PCI - commercial (1)	11,486	16,780	20,079	—	—	—	11,486	16,780	20,079
Total commercial	6,067,082	5,989,373	4,877,535	14,407	16,049	12,711	6,081,489	6,005,422	4,890,246
Commercial real estate
Construction	652,925	607,831	391,049	2,408	2,408	273	655,333	610,239	391,322
Land	104,729	104,407	93,834	350	394	1,746	105,079	104,801	95,580
Office	867,153	863,337	879,505	3,513	4,337	8,989	870,666	867,674	888,494
Industrial	785,958	763,554	731,996	7,004	7,047	10,960	792,962	770,601	742,956
Retail	911,197	911,996	895,834	589	597	1,633	911,786	912,593	897,467
Multi-family	804,108	806,981	762,786	668	643	287	804,776	807,624	763,073
Mixed use and other	1,957,467	1,945,677	1,791,349	6,277	6,498	4,368	1,963,744	1,952,175	1,795,717
PCI - commercial real estate(1)	157,336	170,380	163,350	—	—	—	157,336	170,380	163,350
Total commercial real estate	6,240,873	6,174,163	5,709,703	20,809	21,924	28,256	6,261,682	6,196,087	5,737,959
Home equity	696,536	716,032	764,977	11,722	9,761	9,365	708,258	725,793	774,342
Residential real estate, including PCI	708,665	692,472	614,079	11,943	12,749	11,964	720,608	705,221	626,043
Premium finance receivables
Commercial insurance loans	2,429,326	2,455,910	2,296,089	17,620	22,671	24,898	2,446,946	2,478,581	2,320,987
Life insurance loans	3,350,833	3,216,653	2,679,155	2,024	3,717	1,641	3,352,857	3,220,370	2,680,796
PCI - life insurance loans (1)	240,706	249,657	296,138	—	—	—	240,706	249,657	296,138
Consumer and other, including PCI	118,058	121,458	119,238	454	583	664	118,512	122,041	119,902
Total loans, net of unearned income, excluding covered loans	$19,852,079	$19,615,718	$17,356,914	$78,979	$87,454	$89,499	$19,931,058	$19,703,172	$17,446,413

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months ended March 31, 2017 and 2016 is as follows:

Three months ended March 31, 2017		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Other adjustments	(19)	(36)	—	(4)	3	—	(56)
Reclassification from allowance for unfunded lending-related commitments	(92)	(46)	—	—	—	—	(138)
Charge-offs	(641)	(261)	(625)	(329)	(1,427)	(134)	(3,417)
Recoveries	273	554	65	178	612	141	1,823
Provision for credit losses	2,568	1,000	989	(29)	746	42	5,316
Allowance for loan losses at period end	$46,582	$52,633	$12,203	$5,530	$7,559	$1,312	$125,819
Allowance for unfunded lending-related commitments at period end	$592	$1,219	$—	$—	$—	$—	$1,811
Allowance for credit losses at period end	$47,174	$53,852	$12,203	$5,530	$7,559	$1,312	$127,630
Individually evaluated for impairment	$2,845	$3,198	$1,979	$666	$—	$92	$8,780
Collectively evaluated for impairment	43,687	50,594	10,224	4,802	7,559	1,219	118,085
Loans acquired with deteriorated credit quality	642	60	—	62	—	1	765
Loans at period end
Individually evaluated for impairment	$19,319	$40,107	$11,878	$16,594	$—	$405	$88,303
Collectively evaluated for impairment	6,050,684	6,064,239	696,380	671,765	5,799,803	116,966	19,399,837
Loans acquired with deteriorated credit quality	11,486	157,336	—	3,701	240,706	1,141	414,370
Loans held at fair value	—	—	—	28,548	—	—	28,548

Three months ended March 31, 2016	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Other adjustments	(9)	(76)	—	(30)	37	—	(78)
Reclassification from allowance for unfunded lending-related commitments	—	(81)	—	—	—	—	(81)
Charge-offs	(671)	(671)	(1,052)	(493)	(2,480)	(107)	(5,474)
Recoveries	629	369	48	112	787	36	1,981
Provision for credit losses	2,351	1,964	1,907	841	1,628	(268)	8,423
Allowance for loan losses at period end	$38,435	$45,263	$12,915	$5,164	$7,205	$1,189	$110,171
Allowance for unfunded lending-related commitments at period end	$—	$1,030	$—	$—	$—	$—	$1,030
Allowance for credit losses at period end	$38,435	$46,293	$12,915	$5,164	$7,205	$1,189	$111,201
Individually evaluated for impairment	$2,319	$3,028	$1,695	$700	$—	$70	$7,812
Collectively evaluated for impairment	35,448	43,261	11,220	4,384	7,205	1,119	102,637
Loans acquired with deteriorated credit quality	668	4	—	80	—	—	752
Loans at period end
Individually evaluated for impairment	$17,969	$52,977	$9,365	$16,159	$—	$527	$96,997
Collectively evaluated for impairment	4,852,198	5,521,632	764,977	595,797	5,001,783	119,375	16,855,762
Loans acquired with deteriorated credit quality	20,079	163,350	—	3,381	296,138	—	482,948
Loans held at fair value	—	—	—	10,706	—	—	10,706

A summary of activity in the allowance for covered loan losses for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$1,322	$3,026
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(535)	(1,946)
Benefit attributable to FDIC loss share agreements	428	1,557
Net provision for covered loan losses	(107)	(389)
Increase/decrease in FDIC indemnification liability/asset	(428)	(1,557)
Loans charged-off	(216)	(230)
Recoveries of loans charged-off	748	1,657
Net recoveries	532	1,427
Balance at end of period	$1,319	$2,507

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

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$39,968	$33,146	$50,710
Impaired loans with no allowance for loan loss required	47,554	57,370	45,400
Total impaired loans (2)	$87,522	$90,516	$96,110
Allowance for loan losses related to impaired loans	$8,165	$6,377	$7,775
TDRs	$39,669	$41,708	$52,555

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class, excluding covered loans, for the periods ended as follows:

				For the Three Months Ended
	As of March 31, 2017			March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$3,804	$3,830	$1,568	$3,856	$50
Asset-based lending	1,378	1,380	378	1,279	12
Leases	2,616	2,619	304	2,689	36
Commercial real estate
Construction	5,262	5,262	74	5,276	53
Land	3,033	3,033	13	3,033	28
Office	1,512	1,522	310	1,513	18
Industrial	4,831	5,554	1,703	4,854	71
Retail	1,733	1,843	156	1,739	23
Multi-family	1,256	1,256	20	1,256	11
Mixed use and other	5,472	5,561	902	5,486	67
Home equity	3,863	3,891	1,979	3,866	35
Residential real estate	5,116	5,652	666	5,166	57
Consumer and other	92	94	92	95	1
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$10,270	$11,307	$—	$10,668	$185
Asset-based lending	—	—	—	—	—
Leases	846	846	—	852	13
Commercial real estate
Construction	3,912	3,912	—	3,973	46
Land	1,240	1,631	—	1,321	15
Office	2,487	3,803	—	2,432	56
Industrial	2,172	2,487	—	2,152	57
Retail	—	—	—	—	—
Multi-family	668	752	—	652	11
Mixed use and other	6,153	6,961	—	6,234	91
Home equity	8,015	10,420	—	8,176	123
Residential real estate	11,478	12,673	—	11,522	151
Consumer and other	313	401	—	315	5
Total impaired loans, net of unearned income	$87,522	$96,690	$8,165	$88,405	$1,215

				For the Twelve Months Ended
	As of December 31, 2016			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$2,601	$2,617	$1,079	$2,649	$134
Asset-based lending	233	235	26	235	10
Leases	2,441	2,443	107	2,561	128
Commercial real estate
Construction	5,302	5,302	86	5,368	164
Land	1,283	1,283	1	1,303	47
Office	2,687	2,697	324	2,797	137
Industrial	5,207	5,843	1,810	7,804	421
Retail	1,750	1,834	170	2,039	101
Multi-family	—	—	—	—	—
Mixed use and other	3,812	4,010	592	4,038	195
Home equity	1,961	1,873	1,233	1,969	75
Residential real estate	5,752	6,327	849	5,816	261
Consumer and other	117	121	100	131	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$12,534	$14,704	$—	$14,944	$948
Asset-based lending	1,691	2,550	—	8,467	377
Leases	873	873	—	939	56
Commercial real estate
Construction	4,003	4,003	—	4,161	81
Land	3,034	3,503	—	3,371	142
Office	3,994	5,921	—	4,002	323
Industrial	2,129	2,436	—	2,828	274
Retail	—	—	—	—	—
Multi-family	1,903	1,987	—	1,825	84
Mixed use and other	6,815	7,388	—	6,912	397
Home equity	8,033	10,483	—	8,830	475
Residential real estate	11,983	14,124	—	12,041	622
Consumer and other	378	489	—	393	26
Total impaired loans, net of unearned income	$90,516	$103,046	$6,377	$105,423	$5,485

				For the Three Months Ended
	As of March 31, 2016			March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$9,711	$12,905	$2,309	$9,527	$207
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	—	—	—	—	—
Land	5,577	9,358	49	5,583	142
Office	3,688	4,688	363	3,701	57
Industrial	8,325	9,065	1,872	8,382	115
Retail	7,757	7,775	296	7,785	83
Multi-family	1,477	1,477	128	1,050	11
Mixed use and other	4,753	4,900	293	4,761	58
Home equity	3,508	3,559	1,695	3,508	25
Residential real estate	5,726	5,957	700	5,743	61
Consumer and other	188	215	70	190	3
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$7,802	$8,591	$—	$8,090	$116
Asset-based lending	3	1,567	—	5	22
Leases	—	—	—	—	—
Commercial real estate
Construction	2,296	2,296	—	2,296	28
Land	2,112	2,852	—	2,116	28
Office	7,172	8,548	—	7,323	110
Industrial	3,692	3,910	—	3,686	67
Retail	1,800	2,499	—	1,806	25
Multi-family	92	175	—	148	2
Mixed use and other	3,802	4,377	—	3,886	58
Home equity	5,857	6,974	—	5,962	92
Residential real estate	10,433	12,692	—	10,481	148
Consumer and other	339	413	—	340	5
Total impaired loans, net of unearned income	$96,110	$114,793	$7,775	$96,369	$1,463

TDRs

At March 31, 2017, the Company had $39.7 million in loans modified in TDRs. The $39.7 million in TDRs represents 85 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at March 31, 2017 and approximately $2.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  For the three months ended March 31, 2017 and 2016, the Company recorded $55,000 and $90,000, respectively, in interest income.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at March 31, 2017, the Company had $8.8 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $13.5 million at March 31, 2017

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2017 and 2016, respectively, which represent TDRs:

Three months ended March 31, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$95	1	$95	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	—	—	—	—	—	—
Residential real estate and other	2	173	2	173	2	173	—	—	—	—
Total loans	4	$1,513	4	$1,513	2	$173	—	$—	—	$—

Three months ended March 31, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$42	1	$42	—	$—	—	$—	—	$—
Commercial real estate
Office	1	450	1	450	—	—	—	—	—	—
Industrial	6	7,921	6	7,921	3	7,196	—	—	—	—
Mixed use and other	2	150	2	150	—	—	—	—	—	—
Residential real estate and other	1	160	—	—	1	160	—	—	—	—
Total loans	11	$8,723	10	$8,563	4	$7,356	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended March 31, 2017, four loans totaling $1.5 million were determined to be TDRs, compared to 11 loans totaling $8.7 million in the same period of 2016. Of these loans extended at below market terms, the weighted average extension had a term of approximately 10 months during the quarter ended March 31, 2017 compared to three months for the quarter ended March 31, 2016. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 48 basis points and 17 basis points during the three months ending March 31, 2017 and 2016, respectively. Additionally, no principal balances were forgiven in the first quarter of 2017 or 2016.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2017 and 2016, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2017		Three Months Ended March 31, 2017		As of March 31, 2016		Three Months Ended March 31, 2016
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$398	1	$28	1	42	—	$—
Leases	2	2,949	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	1	450	1	450
Industrial	—	—	—	—	7	8,090	3	725
Mixed use and other	1	1,245	—	—	4	351	3	217
Residential real estate and other	8	1,095	1	232	7	1,530	—	—
Total loans	14	$5,687	2	$260	20	10,463	7	$1,392

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2017	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2017
Community banking	$427,781	$999	$—	$(447)	$428,333
Specialty finance	38,692	—	—	202	38,894
Wealth management	32,114	—	—	—	32,114
Total	$498,587	$999	$—	$(245)	$499,341

The community banking segment's goodwill increased $552,000 in the first three months of 2017 primarily as a result of the acquisition of AHM. The specialty finance segment's goodwill increased $202,000 in the first three months of 2017 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2016, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not than an impairment existed at that time. At December 31, 2016, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management segments and determined that no impairment existed at that time. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of March 31, 2017, the Company identified no such indicators of goodwill impairment.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of March 31, 2017 is as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$37,272	$37,272	$35,654
Accumulated amortization	(22,634)	(21,614)	(18,543)
Net carrying amount	$14,638	$15,658	$17,111
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(1,191)	(1,159)	(1,076)
Net carrying amount	$609	$641	$724
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(2,500)	(2,388)	(2,050)
Net carrying amount	$5,440	$5,552	$5,890
Total other intangible assets, net	$20,687	$21,851	$23,725

Estimated amortization
Actual in three months ended March 31, 2017	$1,164
Estimated remaining in 2017	3,227
Estimated—2018	3,778
Estimated—2019	3,206
Estimated—2020	2,580
Estimated—2021	2,039

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

Total amortization expense associated with finite-lived intangibles totaled approximately $1.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Balance:
Non-interest bearing	$5,790,579	$5,927,377	$5,205,410
NOW and interest bearing demand deposits	2,484,676	2,624,442	2,369,474
Wealth management deposits	2,390,464	2,209,617	1,761,710
Money market	4,555,752	4,441,811	4,157,083
Savings	2,287,958	2,180,482	1,766,552
Time certificates of deposit	4,221,012	4,274,903	3,956,842
Total deposits	$21,730,441	$21,658,632	$19,217,071
Mix:
Non-interest bearing	27%	27%	27%
NOW and interest bearing demand deposits	11	12	12
Wealth management deposits	11	10	9
Money market	21	21	22
Savings	11	10	9
Time certificates of deposit	19	20	21
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, trust and asset management customers of Company and brokerage customers from unaffiliated companies.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
FHLB advances	$227,585	$153,831	$799,482
Other borrowings:
Notes payable	48,702	52,445	63,683
Short-term borrowings	39,246	61,809	47,680
Other	17,949	18,154	18,811
Secured borrowings	132,890	130,078	122,952
Total other borrowings	238,787	262,486	253,126
Subordinated notes	138,993	138,971	138,888
Total FHLB advances, other borrowings and subordinated notes	$605,365	$555,288	$1,191,496

FHLB Advances

FHLB advances consist of obligations of the banks and are collateralized by qualifying commercial and residential real estate and home equity loans and certain securities. FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions.

Notes Payable

At March 31, 2017, notes payable represented a $48.7 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement ("Credit Agreement") with unaffiliated banks dated December 15, 2014. The Credit Agreement consists of the Term Facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At March 31, 2017, the Company had a balance of $48.7 million compared to $52.4 million at December 31, 2016 and $63.7 million at March 31, 2016 under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At March 31, 2017, December 31, 2016 and March 31, 2016, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition. In December 2015, the Company amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 14, 2015 to December 12, 2016. In December 2016, the Company again amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 12, 2016 to December 11, 2017.

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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2017, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $39.2 million at March 31, 2017 compared to $61.8 million at December 31, 2016 and $47.7 million at March 31, 2016. At March 31, 2017, December 31, 2016 and March 31, 2016, securities sold under repurchase agreements represent $39.2 million, $61.8 million and $47.7 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of March 31, 2017, the Company had pledged securities related to its customer balances in sweep accounts of $72.7 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of March 31, 2017 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$48,787
Held-to-maturity securities pledged
U.S. Government agencies	23,884
Total collateral pledged	$72,671
Excess collateral	33,425
Securities sold under repurchase agreements	$39,246

Other Borrowings

Other borrowings at March 31, 2017 represent a fixed-rate promissory note issued by the Company in August 2012 ("Fixed-Rate Promissory Note") related to and secured by an office building owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At March 31, 2017, the Fixed-Rate Promissory Note had a balance of $17.6 million compared to a balance of $17.7 million and $18.1 million at December 31, 2016 and March 31, 2016, respectively. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.75% until maturity on September 1, 2017. At March 31, 2017, the non-recourse notes related to certain capital leases totaled $374,000 compared to $447,000 and $662,000 at December 31, 2016 and March 31, 2016, respectively.

Secured Borrowings

Secured borrowings at March 31, 2017 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At March 31, 2017, the translated balance of the secured borrowing totaled $120.1 million compared to $119.0 million at December 31, 2016 and $123.0 million at March 31, 2016. Additionally, the interest rate under the Receivables Purchase Agreement at March 31, 2017 was 1.6888%. The remaining $12.8 million within secured borrowings at March 31, 2017 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At March 31, 2017, the Company had outstanding subordinated notes totaling $139.0 million compared to $139.0 million and $138.9 million outstanding at December 31, 2016 and March 31, 2016, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(11) Junior Subordinated Debentures

As of March 31, 2017, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities.

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

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2017. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2017	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	4.27%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	3.95%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	3.75%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	3.08%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	2.60%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	2.76%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	4.03%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	4.03%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	4.15%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	2.88%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	2.75%	06/2007	09/2037	06/2012
Total			$253,566		3.32%

The junior subordinated debentures totaled $253.6 million at March 31, 2017, December 31, 2016 and March 31, 2016.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2017, the weighted average contractual interest rate on the junior subordinated debentures was 3.32%. The Company entered into interest rate swaps and caps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of March 31, 2017, was 3.61%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2016 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2017	March 31, 2016
Net interest income:
Community Banking	$156,280	$141,698	$14,582	10%
Specialty Finance	26,812	21,180	5,632	27
Wealth Management	5,056	4,483	573	13
Total Operating Segments	188,148	167,361	20,787	12
Intersegment Eliminations	4,432	4,148	284	7
Consolidated net interest income	$192,580	$171,509	$21,071	12%
Non-interest income:
Community Banking	$42,716	$45,667	$(2,951)	(6)%
Specialty Finance	14,156	12,403	1,753	14
Wealth Management	20,802	18,752	2,050	11
Total Operating Segments	77,674	76,822	852	1
Intersegment Eliminations	(8,909)	(8,070)	(839)	(10)
Consolidated non-interest income	$68,765	$68,752	$13	—%
Net revenue:
Community Banking	$198,996	$187,365	$11,631	6%
Specialty Finance	40,968	33,583	7,385	22
Wealth Management	25,858	23,235	2,623	11
Total Operating Segments	265,822	244,183	21,639	9
Intersegment Eliminations	(4,477)	(3,922)	(555)	(14)
Consolidated net revenue	$261,345	$240,261	$21,084	9%
Segment profit:
Community Banking	$37,677	$34,757	$2,920	8%
Specialty Finance	16,098	11,472	4,626	40
Wealth Management	4,603	2,882	1,721	60
Consolidated net income	$58,378	$49,111	$9,267	19%
Segment assets:
Community Banking	$21,164,041	$19,575,709	$1,588,332	8%
Specialty Finance	3,966,542	3,322,807	643,735	19
Wealth Management	648,310	589,652	58,658	10
Consolidated total assets	$25,778,893	$23,488,168	$2,290,725	10%
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

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2017, December 31, 2016 and March 31, 2016:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$9,311	$8,011	$64	$—	$—	$586
Interest rate derivatives designated as Fair Value Hedges	2,381	2,228	—	—	—	670
Total derivatives designated as hedging instruments under ASC 815	$11,692	$10,239	$64	$—	$—	$1,256
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$36,476	$38,974	$73,921	$35,459	$37,665	$72,763
Interest rate lock commitments	5,600	4,265	12,104	2,981	1,325	3,574
Forward commitments to sell mortgage loans	69	2,037	—	2,656	—	3,857
Foreign exchange contracts	436	879	248	435	849	262
Total derivatives not designated as hedging instruments under ASC 815	$42,581	$46,155	$86,273	$41,531	$39,839	$80,456
Total Derivatives	$54,273	$56,394	$86,337	$41,531	$39,839	$81,712

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

As of March 31, 2017, the Company had two interest rate swap derivatives designated as cash flow hedges of variable rate deposits. The interest rate swap derivatives had notional amounts of $250.0 million and $275.0 million, and mature in July 2019 and August 2019, respectively. Additionally, as of March 31, 2017, the Company had two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. These cap derivatives had notional amounts of $50.0 million and $40.0 million, respectively, both maturing in September 2017. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the three months ended March 31, 2017 or March 31, 2016. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of March 31, 2017:

	March 31, 2017
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
July 2019	$250,000	$4,132
August 2019	275,000	5,159
Total Interest Rate Swaps	$525,000	$9,291
Interest Rate Caps:
September 2017	$50,000	$10
September 2017	40,000	10
Total Interest Rate Caps	$90,000	$20
Total Cash Flow Hedges	$615,000	$9,311
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Unrealized gain (loss) at beginning of period	$6,944	$(3,529)
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	216	723
Amount of gain (loss) recognized in other comprehensive income	1,399	(245)
Unrealized gain (loss) at end of period	$8,559	$(3,051)

As of March 31, 2017, the Company estimates that during the next twelve months, $1.9 million will be reclassified from accumulated other comprehensive gain as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2017, the Company has eight interest rate swaps with an aggregate notional amount of $81.7 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net loss of $11,000 and $39,000 in other income related to hedge ineffectiveness for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of March 31, 2017 and 2016:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative Three Months Ended		Amount of (Loss)/Gain Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Three Months Ended
		March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Interest rate swaps	Trading losses, net	$152	$(554)	$(163)	$515	$(11)	$(39)

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At March 31, 2017, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $4.4 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2017 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2017, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $767.3 million and interest rate lock commitments with an aggregate notional amount of approximately $496.1 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of March 31, 2017 the Company held foreign currency derivatives with an aggregate notional amount of approximately $36.1 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2017, December 31, 2016 or March 31, 2016.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2017	March 31, 2016
Interest rate swaps and caps	Trading (losses) gains, net	$(303)	$76
Mortgage banking derivatives	Mortgage banking revenue	738	1,864
Covered call options	Fees from covered call options	759	1,712
Foreign exchange contracts	Trading (losses) gains, net	(28)	(63)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2017, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $7.3 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016
Gross Amounts Recognized	$48,168	$49,213	$73,985	$35,459	$37,665	$74,019
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$48,168	$49,213	$73,985	$35,459	$37,665	$74,019
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(16,529)	(14,441)	(156)	(16,529)	(14,441)	(156)
Collateral Posted (1)	(6,990)	(8,530)	—	(12,300)	(12,400)	(73,863)
Net Credit Exposure	$24,649	$26,242	$73,829	$6,630	$10,824	$—

(1)
As of March 31, 2016, the Company posted collateral of $81.6 million, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At March 31, 2017, the Company classified $79.7 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $4.3 million of U.S. government agencies as Level 3 at March 31, 2017. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the first quarter of 2017, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2017 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

At March 31, 2017 and December 31, 2016, the Company held no equity securities classified as Level 3 compared to $24.1 million at March 31, 2016. At March 31, 2016, the securities in Level 3 were primarily comprised of auction rate preferred securities. The Company’s valuation methodology at that time included modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a market spread derived from the market price of the securities underlying debt. In 2016, the Company exchanged these auction rate securities for the underlying preferred securities, resulting in a $2.4 million gain on the nonmonetary sale. The Company classified the preferred securities received as Level 2 in the fair value hierarchy at the time of the transaction due to observable inputs other than quoted prices existing for the preferred securities.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. At March 31, 2017, the Company classified $28.5 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at March 31, 2017 was 3.76% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 9.20% at March 31, 2017. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit spread used as an input to value the specific loans was 2.98% with credit spreads ranging from 0%-8% at March 31, 2017.

Mortgage servicing rights ("MSRs")—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At March 31, 2017, the Company classified $21.6 million of MSRs as Level 3. The weighted average discount rate used as an input to value the MSRs at March 31, 2017 was 6.15% with discount rates applied ranging from 3%-8%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds used as an input to value the MSRs at March 31, 2017 ranged from 5%-83% or a weighted average prepayment speed of 9.21%. Further, for current and delinquent loans, the Company assumed the cost of servicing of $65.00 and $240.00, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation.

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

At March 31, 2017, the Company classified $3.6 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2017 was 88.5% with pull-through rates applied ranging from 40% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$142,156	$—	$142,156	$—
U.S. Government agencies	177,829	—	173,546	4,283
Municipal	127,563	—	47,818	79,745
Corporate notes	65,424	—	65,424	—
Mortgage-backed	1,256,044	—	1,256,044	—
Equity securities	34,717	—	34,717	—
Trading account securities	714	—	714	—
Mortgage loans held-for-sale	288,964	—	288,964	—
Loans held-for-investment	28,548	—	—	28,548
MSRs	21,596	—	—	21,596
Nonqualified deferred compensation assets	10,347	—	10,347	—
Derivative assets	54,273	—	50,691	3,582
Total	$2,208,175	$—	$2,070,421	$137,754
Derivative liabilities	$41,531	$—	$41,531	$—

	December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$141,983	$—	$141,983	$—
U.S. Government agencies	189,152	—	189,152	—
Municipal	131,809	—	52,183	79,626
Corporate notes	65,391	—	65,391	—
Mortgage-backed	1,161,084	—	1,161,084	—
Equity securities	35,248	—	35,248	—
Trading account securities	1,989	—	1,989	—
Mortgage loans held-for-sale	418,374	—	418,374	—
Loans held-for-investment	22,137	—	—	22,137
MSRs	19,103	—	—	19,103
Nonqualified deferred compensation assets	9,228	—	9,228	—
Derivative assets	56,394	—	54,103	2,291
Total	$2,251,892	$—	$2,128,735	$123,157
Derivative liabilities	$39,839	$—	$39,839	$—

	March 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$117,089	$—	$117,089	$—
U.S. Government agencies	94,172	—	94,172	—
Municipal	121,195	—	50,953	70,242
Corporate notes	80,213	—	80,213	—
Mortgage-backed	302,695	—	302,695	—
Equity securities	55,619	—	31,565	24,054
Trading account securities	2,116	—	2,116	—
Mortgage loans held-for-sale	314,554	—	314,554	—
Loans held-for-investment	10,706	—	10,706	—
MSRs	10,128	—	—	10,128
Nonqualified deferred compensation assets	8,926	—	8,926	—
Derivative assets	86,337	—	76,420	9,917
Total	$1,203,750	$—	$1,089,409	$114,341
Derivative liabilities	$81,712	$—	$81,712	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2017, December 31, 2016 and March 31, 2016 for mortgage loans held-for-sale measured at fair value under ASC 825 was $277.3 million, $414.4 million and $299.0 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $289.0 million, $418.4 million and $314.6 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2017, December 31, 2016 and March 31, 2016.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2017 and 2016 are summarized as follows:

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2017	$79,626	$—	$—	$22,137	$19,103	$2,291
Total net gains (losses) included in:
Net income (1)	—	—	—	(112)	2,493	1,291
Other comprehensive loss	457	—	—	—	—	—
Purchases	7,586	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(7,924)	—	—	(3,332)	—	—
Net transfers into/(out of) Level 3	—	—	4,283	9,855	—	—
Balance at March 31, 2017	$79,745	$—	$4,283	$28,548	$21,596	$3,582

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2016	$68,613	$25,199	$—	$—	$9,092	$7,021
Total net (losses) gains included in:
Net income (1)	—	—	—	—	1,036	2,896
Other comprehensive (loss) income	(13)	(1,145)	—	—	—	—
Purchases	3,271	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,629)	—	—	—	—	—
Net transfers into/(out of) Level 3	—	—	—	—	—	—
Balance at March 31, 2016	$70,242	$24,054	$—	$—	$10,128	$9,917

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2017.

	March 31, 2017				Three Months Ended March 31, 2017 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$63,095	$—	$—	$63,095	$1,721
Other real estate owned, including covered other real estate owned (1)	43,375	—	—	43,375	1,005
Total	$106,470	$—	$—	$106,470	$2,726

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At March 31, 2017, the Company had $87.5 million of impaired loans classified as Level 3. Of the $87.5 million of impaired loans, $63.1 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $24.4 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for non-covered other real estate owned and covered other real estate owned. At March 31, 2017, the Company had $43.4 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2017 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$79,745	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	4,283	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	28,548	Discounted cash flows	Discount rate	3%-4%	3.76%	Decrease
			Credit spread	0%-8%	2.98%	Decrease
			Constant prepayment rate (CPR)	9.20%	9.20%	Decrease
MSRs	21,596	Discounted cash flows	Discount rate	3%-8%	6.15%	Decrease
			Constant prepayment rate (CPR)	5%-83%	9.21%	Decrease
			Cost of servicing	$65.00	$65.00	Decrease
			Cost of servicing - delinquent	$240.00	$240.00	Decrease
Derivatives	3,582	Discounted cash flows	Pull-through rate	40%-100%	88.5%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$63,095	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real estate owned	43,375	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2017		At December 31, 2016		At March 31, 2016
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$217,148	$217,148	$270,045	$270,045	$212,300	$212,300
Interest bearing deposits with banks	1,007,468	1,007,468	980,457	980,457	817,013	817,013
Available-for-sale securities	1,803,733	1,803,733	1,724,667	1,724,667	770,983	770,983
Held-to-maturity securities	667,764	647,895	635,705	607,602	911,715	924,344
Trading account securities	714	714	1,989	1,989	2,116	2,116
FHLB and FRB stock, at cost	78,904	78,904	133,494	133,494	113,222	113,222
Brokerage customer receivables	23,171	23,171	25,181	25,181	28,266	28,266
Mortgage loans held-for-sale, at fair value	288,964	288,964	418,374	418,374	314,554	314,554
Loans held-for-investment, at fair value	28,548	28,548	22,137	22,137	10,706	10,706
Loans held-for-investment, at amortized cost	19,954,869	21,048,751	19,739,180	20,755,320	17,574,555	17,540,900
MSRs	21,596	21,596	19,103	19,103	10,128	10,128
Nonqualified deferred compensation assets	10,347	10,347	9,228	9,228	8,926	8,926
Derivative assets	54,273	54,273	56,394	56,394	86,337	86,337
Accrued interest receivable and other	209,623	209,623	204,513	204,513	202,018	202,018
Total financial assets	$24,367,122	$25,441,135	$24,240,467	$25,228,504	$21,062,839	$21,041,813
Financial Liabilities
Non-maturity deposits	$17,509,429	$17,509,429	$17,383,729	$17,383,729	$15,260,229	$15,260,229
Deposits with stated maturities	4,221,012	4,210,294	4,274,903	4,263,576	3,956,842	3,956,157
FHLB advances	227,585	229,338	153,831	157,051	799,482	807,265
Other borrowings	238,787	238,787	262,486	262,486	253,126	253,126
Subordinated notes	138,993	141,180	138,971	135,268	138,888	139,849
Junior subordinated debentures	253,566	254,417	253,566	254,384	253,566	254,290
Derivative liabilities	41,531	41,531	39,839	39,839	81,712	81,712
FDIC indemnification liability	18,264	18,264	16,701	16,701	10,029	10,029
Accrued interest payable	7,944	7,944	6,421	6,421	9,208	9,208
Total financial liabilities	$22,657,111	$22,651,184	$22,530,447	$22,519,455	$20,763,082	$20,771,865

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

(15) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Outstanding awards under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of March 31, 2017, approximately 4.0 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of a combination of time-vested non-qualified stock options, performance-based stock awards and performance-based cash awards. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% (for awards granted after 2014) or 200% (for awards granted prior to 2015) of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes the assumptions outlined in the following table. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Options granted since the inception of the LTIP in 2011 were primarily granted as LTIP awards. Expected life of options granted since the inception of the LTIP awards has been based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
The following table presents the weighted average assumptions used to determine the fair value of options granted in the three month period ending March 31, 2016. No options were granted in the first quarter of 2017.

Three Months Ended
March 31,
2016
Expected dividend yield	0.9%
Expected volatility	25.2%
Risk-free rate	1.3%
Expected option life (in years)	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.9 million in the first quarter of 2017 and $2.5 million in the first quarter of 2016.

A summary of the Company's stock option activity for the three months ended March 31, 2017 and March 31, 2016 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2017	1,698,912	$41.50
Granted	—	—
Exercised	(319,802)	39.97
Forfeited or canceled	(6,496)	42.65
Outstanding at March 31, 2017	1,372,614	$41.85	4.6	$37,436
Exercisable at March 31, 2017	819,955	$41.60	4.0	$22,568

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2016 was $8.60. The aggregate intrinsic value of options exercised during the three months ended March 31, 2017 and 2016, was $10.2 million and $196,000, respectively. Cash received from option exercises under the Plan for the first quarter of 2017 and 2016 were $12.8 million and $628,000, respectively.

A summary of the Plans' restricted share activity for the three months ended March 31, 2017 and March 31, 2016 is presented below:

	Three months ended March 31, 2017		Three months ended March 31, 2016
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	133,425	$49.94	137,593	$49.63
Granted	8,425	72.52	10,516	40.77
Vested and issued	(5,063)	42.71	(3,726)	43.87
Outstanding at March 31	136,787	$51.60	144,383	$49.14
Vested, but not issuable at March 31	89,215	$51.51	88,493	$51.43

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2017 and March 31, 2016 is presented below:

	Three months ended March 31, 2017		Three months ended March 31, 2016
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	298,180	$43.64	276,533	$43.01
Granted	141,399	72.55	116,576	40.87
Vested and issued	(68,712)	46.85	(78,410)	37.90
Forfeited	(7,731)	50.11	(7,417)	39.32
Outstanding at March 31	363,136	$54.15	307,282	$43.59
Vested, but deferred at March 31	13,564	$42.55	6,612	$37.85

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

Series C Preferred Stock

In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in a public offering. When, as and if declared, dividends on the Series C Preferred Stock are payable quarterly in arrears at a rate of 5.00% per annum. At March 31, 2017, the Series C Preferred Stock was convertible into common stock at the option of the holder at a conversion rate of 24.5569 shares of common stock per share of Series C Preferred Stock subject to customary anti-dilution adjustments. In the first three months of 2017, pursuant to such terms, no shares of the Series C Preferred Stock were converted at the option of the respective holders into shares of the Company's common stock. In 2016, pursuant to such terms, 30 shares of the Series C Preferred Stock were converted at the option of the respective holders into 729 shares of the Company's common stock. On and after April 15, 2017, the Company had the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeds a certain amount. The Company caused a mandatory conversion of Series C Preferred Stock into common stock on April 27, 2017. See Note 17 - Subsequent Events for further discussion of the mandatory conversion of Series C Preferred Stock.

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock with a term of 10 years. The exercise price, subject to customary anti-dilution, was $22.70 at March 31, 2017. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first three months of 2017 280,200 warrant shares were exercised, which resulted in 191,963 shares of common stock issued. At March 31, 2017, all remaining holders of the interest in the warrant were able to exercise 61,652 warrant shares.

Other

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

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(29,309)	$4,165	$(40,184)	$(65,328)
Other comprehensive income during the period, net of tax, before reclassifications	4,479	765	877	6,121
Amount reclassified from accumulated other comprehensive income into net income, net of tax	34	216	—	250
Amount reclassified from accumulated other comprehensive (loss) related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(867)	—	—	(867)
Net other comprehensive income during the period, net of tax	$3,646	$981	$877	$5,504
Balance at March 31, 2017	$(25,663)	$5,146	$(39,307)	$(59,824)

Balance at January 1, 2016	$(17,674)	$(2,193)	$(42,841)	$(62,708)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	15,188	(149)	6,038	21,077
Amount reclassified from accumulated other comprehensive (loss) income into net income, net of tax	(804)	439	—	(365)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	2,086	—	—	2,086
Net other comprehensive income during the period, net of tax	$16,470	$290	$6,038	$22,798
Balance at March 31, 2016	$(1,204)	$(1,903)	$(36,803)	$(39,910)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2017	2016
Accumulated unrealized losses on securities
(Losses) gains included in net income	$(55)	$1,325	(Losses) gains on investment securities, net
	(55)	1,325	Income before taxes
Tax effect	$21	$(521)	Income tax expense
Net of tax	$(34)	$804	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$42	$255	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	314	468	Interest on junior subordinated debentures
	(356)	(723)	Income before taxes
Tax effect	$140	$284	Income tax expense
Net of tax	$(216)	$(439)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(In thousands, except per share data)		March 31, 2017	March 31, 2016
Net income		$58,378	$49,111
Less: Preferred stock dividends		3,628	3,628
Net income applicable to common shares—Basic	(A)	54,750	45,483
Add: Dividends on convertible preferred stock, if dilutive		1,578	1,578
Net income applicable to common shares—Diluted	(B)	56,328	47,061
Weighted average common shares outstanding	(C)	52,267	48,448
Effect of dilutive potential common shares
Common stock equivalents		1,060	750
Convertible preferred stock, if dilutive		3,100	3,070
Total dilutive potential common shares		4,160	3,820
Weighted average common shares and effect of dilutive potential common shares	(D)	56,427	52,268
Net income per common share:
Basic	(A/C)	$1.05	$0.94
Diluted	(B/D)	$1.00	$0.90

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants, the Company’s convertible preferred stock and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share. For diluted earnings per share, net income applicable to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would reduce the loss per share or increase the income per share for a period, net income applicable to common shares is not adjusted by the associated preferred dividends. The Company caused a mandatory conversion of Series C Preferred Stock into common stock on April 27, 2017. See Note 17 - Subsequent Events for further discussion of the mandatory conversion of Series C Preferred Stock.

(17) Subsequent Events

Subsequent to the end of the first quarter of 2017, but prior to April 27, 2017, 2,073 shares of the Series C Preferred stock were converted at the option of the respective holder into 51,244 shares of the Company's common stock, pursuant to such terms. Then, on April 27, 2017, the Company caused a mandatory conversion of its remaining 124,184 shares of Series C Preferred Stock into 3,069,828 shares of the Company's common stock at a conversion rate of 24.72 shares of common stock per share of Series C Preferred Stock. Accordingly, subsequent to the end of the first quarter of 2017, holders of the 126,257 shares of Series C Preferred Stock outstanding at March 31, 2017 received 3,121,072 shares of common stock. Cash was paid in lieu of fractional shares for an amount considered insignificant.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2017 compared with December 31, 2016 and March 31, 2016, and the results of operations for the three month periods ended March 31, 2017 and 2016, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2016 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

First Quarter Highlights

The Company recorded net income of $58.4 million for the first quarter of 2017 compared to $49.1 million in the first quarter of 2016. The results for the first quarter of 2017 demonstrate continued momentum on our operating strengths including steady loan growth, higher wealth management revenue, increased operating lease income and improving credit quality metrics. Combined with the continued loan growth, the improvement in net interest margin during the first quarter of 2017 resulted in higher net interest income in the current period. Additionally, the Company recognized $3.4 million of excess tax benefits during the first quarter of 2017 as result of the adoption of new accounting rules related to income taxes attributed to share-based compensation that became effective on January 1, 2017.

The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $17.4 billion at March 31, 2016 and $19.7 billion at December 31, 2016 to $19.9 billion at March 31, 2017. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s growth in the commercial, commercial real estate and life insurance premium finance receivables portfolios. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $192.6 million in the first quarter of 2017 compared to $171.5 million in the first quarter of 2016. The higher level of net interest income recorded in the first quarter of 2017 compared to the first quarter of 2016 resulted primarily from a $2.4 billion increase in average loans, excluding covered loans, and a substantial improvement in the net interest margin. This was partially offset by an increase in interest-bearing liabilities and one less day in the period (see "Net Interest Income" for further detail).

Non-interest income totaled $68.8 million in the first quarter of 2017 and 2016. Increases from higher wealth management revenue, increased operating lease income and gains on early pay-offs of leases were offset by lower interest rate swap fees and a gain on extinguishment of debt recognized in the first quarter of 2016 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $168.1 million in the first quarter of 2017, increasing $14.4 million, or 9%, compared to the first quarter of 2016. The increase compared to the first quarter of 2016 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from various acquisitions, and higher staffing levels as the Company grows, increased operating lease equipment depreciation and an increase in data processing, marketing, occupancy and other expenses (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the first quarter of 2017, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2017, the Company had approximately $1.2 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures for the three months ended March 31, 2017, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2017	March 31, 2016	Percentage (%) or Basis Point (bp) Change
Net income	$58,378	$49,111	19%
Net income per common share—Diluted	1.00	0.90	11
Net revenue (1)	261,345	240,261	9
Net interest income	192,580	171,509	12
Net interest margin	3.36%	3.29%	7 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.39%	3.32%	7
Net overhead ratio (3)	1.60	1.49	11
Return on average assets	0.94	0.86	8
Return on average common equity	8.93	8.55	38
Return on average tangible common equity (2)	11.44	11.33	11
At end of period
Total assets	$25,778,893	$23,488,168	10%
Total loans, excluding loans held-for-sale, excluding covered loans	19,931,058	17,446,413	14
Total loans, including loans held-for-sale, excluding covered loans	20,220,022	17,760,967	14
Total deposits	21,730,441	19,217,071	13
Total shareholders’ equity	2,764,983	2,418,442	14
Book value per common share (2)	47.88	44.67	7
Tangible common book value per share (2)	37.97	34.20	11
Market price per common share	69.12	44.34	56
Excluding covered loans:
Allowance for credit losses to total loans (4)	0.64%	0.64%	—
Non-performing loans to total loans	0.40%	0.51%	(11) bp

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	March 31,
(Dollars and shares in thousands)	2017	2016
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$215,759	$192,231
Taxable-equivalent adjustment:
- Loans	790	509
- Liquidity Management Assets	907	920
- Other Earning Assets	5	6
(B) Interest Income - FTE	$217,461	$193,666
(C) Interest Expense (GAAP)	23,179	20,722
(D) Net Interest Income - FTE (B minus C)	$194,282	$172,944
(E) Net Interest Income (GAAP) (A minus C)	$192,580	$171,509
Net interest margin (GAAP-derived)	3.36%	3.29%
Net interest margin - FTE	3.39%	3.32%
(F) Non-interest income	$68,765	$68,752
(G) (Losses) gains on investment securities, net	(55)	1,325
(H) Non-interest expense	168,118	153,730
Efficiency ratio (H/(E+F-G))	64.31%	64.34%
Efficiency ratio - FTE (H/(D+F-G))	63.90%	63.96%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,764,983	$2,418,442
(I) Less: Convertible preferred stock	(126,257)	(126,257)
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(520,028)	(508,005)
(J) Total tangible common shareholders’ equity	$1,993,698	$1,659,180
Total assets	$25,778,893	$23,488,168
Less: Intangible assets	(520,028)	(508,005)
(K) Total tangible assets	$25,258,865	$22,980,163
Tangible common equity ratio (J/K)	7.9%	7.2%
Tangible common equity ratio, assuming full conversion of convertible preferred stock ((J-I)/K)	8.4%	7.8%
Calculation of book value per share
Total shareholders’ equity	$2,764,983	$2,418,442
Less: Preferred stock	(251,257)	(251,257)
(L) Total common equity	$2,513,726	$2,167,185
(M) Actual common shares outstanding	52,504	48,519
Book value per common share (L/M)	$47.88	$44.67
Tangible common book value per share (J/M)	$37.97	$34.20

Calculation of return on average common equity
(N) Net income applicable to common shares	54,750	45,483
Add: After-tax intangible asset amortization	771	812
(O) Tangible net income applicable to common shares	55,521	46,295
Total average shareholders' equity	2,739,050	2,389,770
Less: Average preferred stock	(251,257)	(251,262)
(P) Total average common shareholders' equity	2,487,793	2,138,508
Less: Average intangible assets	(520,346)	(495,594)
(Q) Total average tangible common shareholders’ equity	1,967,447	1,642,914
Return on average common equity, annualized (N/P)	8.93%	8.55%
Return on average tangible common equity, annualized (O/Q)	11.44%	11.33%

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 55 of the Company’s 2016 Form 10-K.

Net Income

Net income for the quarter ended March 31, 2017 totaled $58.4 million, an increase of $9.3 million, or 19%, compared to the first quarter of 2016. On a per share basis, net income for the first quarter of 2017 totaled $1.00 per diluted common share compared to $0.90 in the first quarter of 2016.

The most significant factors impacting net income for the first quarter of 2017 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets and an improvement in net interest margin, increased operating lease income, lower provision for credit losses and an increase in wealth management revenue. These improvements were offset by a decrease in interest rate swap fees and increase in non-interest expense primarily attributable to higher salary and employee benefit costs caused by the addition of employees from various acquisitions, and higher staffing levels as the Company grows, increased operating lease equipment depreciation and an increase in data processing, marketing, occupancy and other expenses.

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

Quarter Ended March 31, 2017 compared to the Quarters Ended December 31, 2016 and March 31, 2016

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the first quarter of 2017 as compared to the fourth quarter of 2016 (sequential quarters) and first quarter of 2016 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016
Liquidity management assets(1)(2)(7)	$3,270,467	$3,860,616	$3,300,138	$17,174	$16,455	$19,794	2.13%	1.70%	2.41%
Other earning assets(2)(3)(7)	25,236	27,608	28,731	183	235	236	2.95	3.37	3.31
Loans, net of unearned income(2)(4)(7)	19,923,606	19,711,504	17,508,593	199,186	198,861	171,625	4.05	4.01	3.94
Covered loans	56,872	59,827	141,351	918	960	2,011	6.55	6.38	5.72
Total earning assets(7)	$23,276,181	$23,659,555	$20,978,813	$217,461	$216,511	$193,666	3.79%	3.64%	3.71%
Allowance for loan and covered loan losses	(127,425)	(122,665)	(112,028)
Cash and due from banks	229,588	221,892	259,343
Other assets	1,829,004	1,852,278	1,776,785
Total assets	$25,207,348	$25,611,060	$22,902,913

Interest-bearing deposits	$15,466,670	$15,567,263	$13,717,333	$16,270	$16,413	$12,781	0.43%	0.42%	0.37%
FHLB advances	181,338	388,780	825,104	1,590	2,439	2,886	3.55	2.50	1.41
Other borrowings	255,012	240,174	257,384	1,139	1,074	1,058	1.81	1.78	1.65
Subordinated notes	138,980	138,953	138,870	1,772	1,779	1,777	5.10	5.12	5.12
Junior subordinated notes	253,566	253,566	257,687	2,408	2,530	2,220	3.80	3.90	3.41
Total interest-bearing liabilities	$16,295,566	$16,588,736	$15,196,378	$23,179	$24,235	$20,722	0.58%	0.58%	0.55%
Non-interest bearing deposits	5,787,034	5,902,439	4,939,746
Other liabilities	385,698	430,009	377,019
Equity	2,739,050	2,689,876	2,389,770
Total liabilities and shareholders’ equity	$25,207,348	$25,611,060	$22,902,913
Interest rate spread(5)(7)							3.21%	3.06%	3.16%
Less: Fully tax-equivalent adjustment				(1,702)	(1,498)	(1,435)	(0.03)	(0.02)	(0.03)
Net free funds/contribution(6)	$6,980,615	$7,070,819	$5,782,435				0.18	0.17	0.16
Net interest income/ margin(7) (GAAP)				$192,580	$190,778	$171,509	3.36%	3.21%	3.29%
Fully tax-equivalent adjustment				1,702	$1,498	$1,435	0.03	0.02	0.03
Net interest income/ margin - FTE (7)				$194,282	$192,276	$172,944	3.39%	3.23%	3.32%

(1)	Liquidity management assets include available-for-sale and held-to-maturity securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016 were $1.7 million, $1.5 million and $1.4 million respectively.

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

For the first quarter of 2017, net interest income totaled $192.6 million, an increase of $1.8 million as compared to the fourth quarter of 2016 and an increase of $21.1 million as compared to the first quarter of 2016. Net interest margin was 3.36% (3.39% on a fully tax-equivalent basis) during the first quarter of 2017 compared to 3.21% (3.23% on a fully tax-equivalent basis) during the fourth quarter of 2016 and 3.29% (3.32% on a fully tax-equivalent basis) during the first quarter of 2016. The increase in net interest margin compared to the fourth quarter of 2016 is primarily the result of the recent rate increase in December 2016 and an improvement in mix of earning assets in the first quarter of 2017.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended March 31, 2017 to December 31, 2016 and March 31, 2016. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2017 Compared to Fourth Quarter of 2016	First Quarter of 2017 Compared to First Quarter of 2016
(Dollars in thousands)
Net interest income (GAAP) for comparative period	$190,778	$171,509
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	(2,990)	19,341
Change due to interest rate fluctuations (rate)	9,031	3,636
Change due to number of days in each period	(4,239)	(1,906)
Net interest income (GAAP) for the period ended March 31, 2017	$192,580	$192,580
Fully tax-equivalent adjustment	1,702	1,702
Net interest income - FTE	$194,282	$194,282

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2017	March 31, 2016
Brokerage	$6,220	$6,057	$163	3%
Trust and asset management	13,928	12,263	1,665	14
Total wealth management	20,148	18,320	1,828	10
Mortgage banking	21,938	21,735	203	1
Service charges on deposit accounts	8,265	7,406	859	12
Gains (losses) on investment securities, net	(55)	1,325	(1,380)	NM
Fees from covered call options	759	1,712	(953)	(56)
Trading losses, net	(320)	(168)	(152)	90
Operating lease income, net	5,782	2,806	2,976	NM
Other:
Interest rate swap fees	1,433	4,438	(3,005)	(68)
BOLI	985	472	513	NM
Administrative services	1,024	1,069	(45)	(4)
Gain on extinguishment of debt	—	4,305	(4,305)	NM
Early pay-offs of leases	1,211	—	1,211	NM
Miscellaneous	7,595	5,332	2,263	42
Total Other	12,248	15,616	(3,368)	(22)
Total Non-Interest Income	$68,765	$68,752	$13	—%

NM - Not Meaningful

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current periods as compared to the same periods of 2016 is primarily attributable to growth in assets under management due to new customers. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at Wayne Hummer Investments Investments, LLC ("WHI").

Mortgage banking revenue in the current period remained relatively flat compared to the prior year period. Mortgage loans originated or purchased for sale totaled $722.5 million in the current quarter as compared to $736.6 million in the first quarter of 2016. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company typically originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three months ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Retail originations	$624,971	$704,990
Correspondent originations	97,496	31,658
(A) Total originations	$722,467	$736,648

Purchases as a percentage of originations	66%	56%
Refinances as a percentage of originations	34	44
Total	100%	100%

(B) Production revenue (1)	$17,677	$19,930
Production margin (B/A)	2.45%	2.71%

(C) Loans serviced for others	$1,972,592	$1,044,745
(D) MSRs, at fair value	21,596	10,128
Percentage of MSRs to loans serviced for others (D/C)	1.09%	0.97%

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The decrease in net gains on investment securities in the current quarter primarily relates to the realized gains on sales and calls of certain securities that were held in the Company's investment securities portfolio in the first quarter of 2016.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased in the current year compared to the same period of 2016 primarily as a result of selling call options against a smaller value of underlying securities resulting in lower premiums received by the Company. There were no outstanding call option contracts at March 31, 2017 and March 31, 2016.

The increase in operating lease income in the current quarter compared to the prior year quarters is primarily related to growth in business from the Company's leasing divisions.

The decrease in other non-interest income during the first three months of 2017 as compared to the same period of 2016 is primarily due to the gain on extinguishment of junior subordinated debentures in the first quarter of 2016 and lower swap fee revenues resulting from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2017	March 31, 2016
Salaries and employee benefits:
Salaries	$55,008	$50,282	$4,726	9%
Commissions and incentive compensation	26,643	26,375	268	1
Benefits	17,665	19,154	(1,489)	(8)
Total salaries and employee benefits	99,316	95,811	3,505	4
Equipment	9,002	8,767	235	3
Operating lease equipment depreciation	4,636	2,050	2,586	NM
Occupancy, net	13,101	11,948	1,153	10
Data processing	7,925	6,519	1,406	22
Advertising and marketing	5,150	3,779	1,371	36
Professional fees	4,660	4,059	601	15
Amortization of other intangible assets	1,164	1,298	(134)	(10)
FDIC insurance	4,156	3,613	543	15
OREO expense, net	1,665	560	1,105	NM
Other:
Commissions—3rd party brokers	1,098	1,310	(212)	(16)
Postage	1,442	1,302	140	11
Miscellaneous	14,803	12,714	2,089	16
Total other	17,343	15,326	2,017	13
Total Non-Interest Expense	$168,118	$153,730	$14,388	9%

NM - Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the current period compared to the same period of 2016 primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows, partially offset by a decrease in employee benefits.

Operating lease equipment depreciation increased in the current quarter compared to the same period of 2016 as a result of growth in business from the Company's leasing divisions.

The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to acquisition transactions. The increase in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to continued growth in the Company during the period.

Income Taxes

The Company recorded income tax expense of $29.6 million for the three months ended March 31, 2017, compared to $29.4 million for same period of 2016. The effective tax rates were 33.67% and 37.44% for the first quarters of 2017 and 2016, respectively. The lower effective tax rate in the first quarter of 2017 was primarily a result of recording $3.4 million of excess tax benefits related to the adoption of new accounting rules related to income taxes attributed to share-based compensation that became effective on January 1, 2017. These excess tax benefits are expected to be higher in the first quarter when the majority of the Company's share-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

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

The community banking segment’s net interest income for the quarter ended March 31, 2017 totaled $156.3 million as compared to $141.7 million for the same period in 2016, an increase of $14.6 million, or 10%. The increase during the period is primarily attributable to growth in earning assets and higher net interest margin. The community banking segment’s non-interest income totaled $42.7 million in the first quarter of 2017, a decrease of $3.0 million, or 6%, when compared to the first quarter of 2016 total of $45.7 million. The decrease in non-interest income in the current quarter was primarily attributable to lower interest rate swap fees as well as gains on investment securities and a gain on the extinguishment of debt recognized in first quarter of 2016. The community banking segment’s net income for the quarter ended March 31, 2017 totaled $37.7 million, an increase of $2.9 million as compared to net income in the first quarter of 2016 of $34.8 million.

The specialty finance segment's net interest income totaled $26.8 million for the quarter ended March 31, 2017, compared to $21.2 million for the same period in 2016, an increase of $5.6 million, or 27%. The increase during the period is primarily attributable to growth in earning assets. The specialty finance segment’s non-interest income totaled $14.2 million and $12.4 million for the three month periods ending March 31, 2017 and 2016, respectively. The increase in non-interest income in the current period is primarily the result of higher originations and increased balances related to the life insurance premium finance portfolio as well as increased leasing activity since the prior year period. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 37%, 40%, 17% and 6%, respectively, of the total revenues of our specialty finance business for the three month period ending March 31, 2017. The net income of the specialty finance segment for the quarter ended March 31, 2017 totaled $16.1 million as compared to $11.5 million for the quarter ended March 31, 2016.

The wealth management segment reported net interest income of $5.1 million for the first quarter of 2017 compared to $4.5 million in the same quarter of 2016. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.1 billion and $968.5 million in the first three months of 2017 and 2016, respectively. This segment recorded non-interest income of $20.8 million for the first quarter of 2017 compared to $18.8 million for the first quarter of 2016. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $4.6 million for the first quarter of 2017 compared to $2.9 million for the first quarter of 2016.

Financial Condition

Total assets were $25.8 billion at March 31, 2017, representing an increase of $2.3 billion, or 10%, when compared to March 31, 2016 and an increase of approximately $110.3 million, or 2% on an annualized basis, when compared to December 31, 2016. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $22.6 billion at March 31, 2017, $22.5 billion at December 31, 2016, and $20.7 billion at March 31, 2016. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$5,931,606	25%	$5,878,862	25%	$4,687,571	22%
Commercial real estate	6,191,202	27%	6,046,064	26	5,628,827	27
Home equity	719,525	3%	735,526	3	779,503	4
Residential real estate (1)	988,121	4	1,157,290	5	913,849	4
Premium finance receivables	5,971,554	26	5,757,990	24	5,360,834	26
Other loans	121,598	1	135,772	1	138,009	1
Total loans, net of unearned income excluding covered loans (2)	$19,923,606	86%	$19,711,504	84%	$17,508,593	84%
Covered loans	56,872	—	59,827	—	141,351	1
Total average loans (2)	$19,980,478	86%	$19,771,331	84%	$17,649,944	85%
Liquidity management assets (3)	$3,270,467	14%	$3,860,616	16%	3,300,138	15%
Other earning assets (4)	25,236	—	27,608	—	28,731	—
Total average earning assets	$23,276,181	100%	$23,659,555	100%	$20,978,813	100%
Total average assets	$25,207,348		$25,611,060		$22,902,913
Total average earning assets to total average assets		92%		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Loans. Average total loans, net of unearned income, totaled $20.0 billion in the first quarter of 2017, increasing $2.3 billion, or 13%, from the first quarter of 2016 and $209.1 million, or 4% on an annualized basis, from the fourth quarter of 2016. Combined, the commercial and commercial real estate loan categories comprised 61% and 58% of the average loan portfolio in the first quarter of 2017 and 2016, respectively. Growth realized in these categories for the first quarter of 2017 as compared to the sequential and prior year periods is primarily attributable to the various bank acquisitions and increased business development efforts.

Home equity loan portfolio averaged $719.5 million in the first quarter of 2017, and decreased $60.0 million, or 8% from the average balance of $779.5 million in same period of 2016. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $988.1 million in the first quarter of 2017, and increased $74.3 million, or 8% from the average balance of $913.8 million in same period of 2016. Additionally, compared to the quarter ended December 31, 2016, the average balance decreased $169.2 million, or 58% on an annualized basis, due primarily to lower mortgage loans held-for-sale. The residential real estate loan category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $6.0 billion in the first quarter of 2017, and accounted for 30% of the Company’s average total loans. The increase during 2017 compared to both the fourth quarter of 2016 and the first quarter of 2016 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.6 billion of premium finance receivables were originated in the first quarter of 2017 compared to $1.5 billion during the same period of 2016. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 41% and 59%, respectively, of the average total balance of premium finance receivables for the first quarter of 2017, and 44% and 56%, respectively, for the first quarter of 2016.

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

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2017		December 31, 2016		March 31, 2016
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$6,081,489	30%	$6,005,422	30%	$4,890,246	28%
Commercial real estate	6,261,682	31	6,196,087	31	5,737,959	32
Home equity	708,258	4	725,793	4	774,342	4
Residential real estate	720,608	4	705,221	4	626,043	4
Premium finance receivables—commercial	2,446,946	12	2,478,581	12	2,320,987	13
Premium finance receivables—life insurance	3,593,563	18	3,470,027	18	2,976,934	17
Consumer and other	118,512	1	122,041	1	119,902	1
Total loans, net of unearned income, excluding covered loans	$19,931,058	100%	$19,703,172	100%	$17,446,413	99%
Covered loans	52,359	—	58,145	—	138,848	1
Total loans	$19,983,417	100%	$19,761,317	100%	$17,585,261	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios (excluding covered loans) as of March 31, 2017 and 2016:

	As of March 31, 2017			As of March 31, 2016
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$3,891,075	31.5%	$31,693	$3,404,555	32.0%	$26,932
Franchise	823,734	6.7	4,675	274,558	2.6	3,213
Mortgage warehouse lines of credit	154,180	1.3	1,178	193,735	1.8	1,411
Asset-based lending	881,004	7.1	7,262	747,901	7.0	5,963
Leases	320,010	2.6	1,132	249,418	2.3	248
PCI - commercial loans (1)	11,486	0.1	642	20,079	0.2	668
Total commercial	$6,081,489	49.3%	$46,582	$4,890,246	45.9%	$38,435
Commercial Real Estate:
Construction	$655,333	5.3%	$7,908	$391,322	3.7%	$4,236
Land	105,079	0.8	3,658	95,580	0.9	3,233
Office	870,666	7.1	5,822	888,494	8.4	5,824
Industrial	792,962	6.4	6,728	742,956	7.0	6,440
Retail	911,786	7.4	5,981	897,467	8.4	5,829
Multi-family	804,776	6.5	8,101	763,073	7.2	7,581
Mixed use and other	1,963,744	15.9	14,375	1,795,717	17.0	12,116
PCI - commercial real estate (1)	157,336	1.3	60	163,350	1.5	4
Total commercial real estate	$6,261,682	50.7%	$52,633	$5,737,959	54.1%	$45,263
Total commercial and commercial real estate	$12,343,171	100.0%	$99,215	$10,628,205	100.0%	$83,698

Commercial real estate - collateral location by state:
Illinois	$4,943,266	79.0%		$4,533,361	79.0%
Wisconsin	670,936	10.7		585,809	10.2
Total primary markets	$5,614,202	89.7%		$5,119,170	89.2%
Indiana	125,233	2.0		131,762	2.3
Florida	79,554	1.2		52,649	0.9
Arizona	55,069	0.9		39,705	0.7
California	41,989	0.7		59,877	1.0
Other	345,635	5.5		334,796	5.9
Total	$6,261,682	100.0%		$5,737,959	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $46.6 million as of March 31, 2017 compared to $38.4 million as of March 31, 2016.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 89.7% of our commercial real estate loan portfolio is located in this region as of March 31, 2017. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of March 31, 2017, our allowance for loan losses related to this portfolio is $52.6 million compared to $45.3 million as of March 31, 2016.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Mortgage warehouse lines decreased to $154.2 million as of March 31, 2017 from $193.7 million as of March 31, 2016.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2017, our residential loan portfolio totaled $720.6 million, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of March 31, 2017, $11.9 million of our residential real estate mortgages, or 1.7% of our residential real estate loan portfolio were classified as nonaccrual, $900,000 were 90 or more days past due and still accruing (0.1%), $8.7 million were 30 to 89 days past due (1.2%) and $699.1 million were current (97.0%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2017 and 2016 was $2.0 billion and $1.0 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2017, approximately $2.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.4 billion in commercial insurance premium finance receivables in the first quarter of 2017 as compared to $1.3 billion of originations in the first quarter of 2016.

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

Premium finance receivables—life insurance. FIFC originated approximately $203.8 million in life insurance premium finance receivables in the first quarter of 2017 as compared to $209.7 million of originations in the first quarter of 2016. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio, excluding covered loans, at March 31, 2017 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2017	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$103,508	$700,701	$477,141	$1,281,350
Variable rate	4,788,750	9,426	1,963	4,800,139
Total commercial	$4,892,258	$710,127	$479,104	$6,081,489
Commercial real estate
Fixed rate	386,082	1,706,877	272,040	2,364,999
Variable rate	3,862,571	32,513	1,599	3,896,683
Total commercial real estate	$4,248,653	$1,739,390	$273,639	$6,261,682
Home Equity
Fixed rate	4,803	3,284	66,264	74,351
Variable rate	633,439	75	393	633,907
Total home equity	$638,242	$3,359	$66,657	$708,258
Residential real estate
Fixed rate	47,885	41,106	140,076	229,067
Variable rate	60,869	177,311	253,361	491,541
Total residential real estate	$108,754	$218,417	$393,437	$720,608
Premium finance receivables - commercial
Fixed rate	2,364,859	82,087	—	2,446,946
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$2,364,859	$82,087	$—	$2,446,946
Premium finance receivables - life insurance
Fixed rate	14,387	36,404	1,377	52,168
Variable rate	3,541,395	—	—	3,541,395
Total premium finance receivables - life insurance	$3,555,782	$36,404	$1,377	$3,593,563
Consumer and other
Fixed rate	59,400	12,480	3,321	75,201
Variable rate	43,311	—	—	43,311
Total consumer and other	$102,711	$12,480	$3,321	$118,512
Total per category
Fixed rate	2,980,924	2,582,939	960,219	6,524,082
Variable rate	12,930,335	219,325	257,316	13,406,976
Total loans, net of unearned income, excluding covered loans	$15,911,259	$2,802,264	$1,217,535	$19,931,058
Variable Rate Loan Pricing by Index:
Prime	$2,999,998
One- month LIBOR	6,104,386
Three- month LIBOR	522,109
Twelve- month LIBOR	3,341,513
Other	438,970
Total variable rate	$13,406,976

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Loans past due greater than 90 days and still accruing (1):
Commercial	$100	$174	$338
Commercial real estate	—	—	1,260
Home equity	—	—	—
Residential real estate	—	—	—
Premium finance receivables—commercial	4,991	7,962	9,548
Premium finance receivables—life insurance	2,024	3,717	1,641
Consumer and other	104	144	180
Total loans past due greater than 90 days and still accruing	7,219	11,997	12,967
Non-accrual loans (2):
Commercial	14,307	15,875	12,373
Commercial real estate	20,809	21,924	26,996
Home equity	11,722	9,761	9,365
Residential real estate	11,943	12,749	11,964
Premium finance receivables—commercial	12,629	14,709	15,350
Premium finance receivables—life insurance	—	—	—
Consumer and other	350	439	484
Total non-accrual loans	71,760	75,457	76,532
Total non-performing loans:
Commercial	14,407	16,049	12,711
Commercial real estate	20,809	21,924	28,256
Home equity	11,722	9,761	9,365
Residential real estate	11,943	12,749	11,964
Premium finance receivables—commercial	17,620	22,671	24,898
Premium finance receivables—life insurance	2,024	3,717	1,641
Consumer and other	454	583	664
Total non-performing loans	$78,979	$87,454	$89,499
Other real estate owned	17,090	17,699	24,022
Other real estate owned—from acquisitions	22,774	22,583	16,980
Other repossessed assets	544	581	171
Total non-performing assets	$119,387	$128,317	$130,672
TDRs performing under the contractual terms of the loan agreement	28,392	29,911	34,949
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.24%	0.27%	0.26%
Commercial real estate	0.33	0.35	0.49
Home equity	1.66	1.34	1.21
Residential real estate	1.66	1.81	1.91
Premium finance receivables—commercial	0.72	0.91	1.07
Premium finance receivables—life insurance	0.06	0.11	0.06
Consumer and other	0.38	0.48	0.55
Total non-performing loans	0.40%	0.44%	0.51%
Total non-performing assets, as a percentage of total assets	0.46%	0.50%	0.56%
Allowance for loan losses as a percentage of total non-performing loans	159.31%	139.83%	123.10%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $11.3 million, $11.8 million and $17.6 million as of March 31, 2017, December 31, 2016 and March 31, 2016 respectively.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at March 31, 2017 and December 31, 2016:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of March 31, 2017
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$12,036	$100	$19	$23,780	$3,855,140	$3,891,075
Franchise	323	—	—	987	822,424	823,734
Mortgage warehouse lines of credit	—	—	—	9,111	145,069	154,180
Asset-based lending	1,378	—	—	3,744	875,882	881,004
Leases	570	—	—	874	318,566	320,010
PCI - commercial (1)	—	1,368	—	944	9,174	11,486
Total commercial	14,307	1,468	19	39,440	6,026,255	6,081,489
Commercial real estate
Construction	2,408	—	391	4,356	648,178	655,333
Land	350	—	—	3,274	101,455	105,079
Office	3,513	—	953	7,155	859,045	870,666
Industrial	7,004	—	—	2,656	783,302	792,962
Retail	589	—	—	4,727	906,470	911,786
Multi-family	668	—	203	4,813	799,092	804,776
Mixed use and other	6,277	—	3,207	14,166	1,940,094	1,963,744
PCI - commercial real estate (1)	—	12,559	672	15,565	128,540	157,336
Total commercial real estate	20,809	12,559	5,426	56,712	6,166,176	6,261,682
Home equity	11,722	—	430	4,884	691,222	708,258
Residential real estate, including PCI	11,943	900	3,410	5,262	699,093	720,608
Premium finance receivables
Commercial insurance loans	12,629	4,991	6,383	23,775	2,399,168	2,446,946
Life insurance loans	—	2,024	2,535	32,208	3,316,090	3,352,857
PCI - life insurance loans (1)	—	—	—	—	240,706	240,706
Consumer and other, including PCI	350	167	323	543	117,129	118,512
Total loans, net of unearned income, excluding covered loans	$71,760	$22,109	$18,526	$162,824	$19,655,839	$19,931,058
Covered loans	1,592	2,808	268	1,570	46,121	52,359
Total loans, net of unearned income	$73,352	$24,917	$18,794	$164,394	$19,701,960	$19,983,417

Aging as a % of Loan Balance: As of March 31, 2017	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.3%	—%	—%	0.6%	99.1%	100.0%
Franchise	—	—	—	0.1	99.9	100.0
Mortgage warehouse lines of credit	—	—	—	5.9	94.1	100.0
Asset-based lending	0.2	—	—	0.4	99.4	100.0
Leases	0.2	—	—	0.3	99.5	100.0
PCI - commercial (1)	—	11.9	—	8.2	79.9	100.0
Total commercial	0.2	—	—	0.6	99.2	100.0
Commercial real estate
Construction	0.4	—	0.1	0.7	98.8	100.0
Land	0.3	—	—	3.1	96.6	100.0
Office	0.4	—	0.1	0.8	98.7	100.0
Industrial	0.9	—	—	0.3	98.8	100.0
Retail	0.1	—	—	0.5	99.4	100.0
Multi-family	0.1	—	—	0.6	99.3	100.0
Mixed use and other	0.3	—	0.2	0.7	98.8	100.0
PCI - commercial real estate (1)	—	8.0	0.4	9.9	81.7	100.0
Total commercial real estate	0.3	0.2	0.1	0.9	98.5	100.0
Home equity	1.7	—	0.1	0.7	97.5	100.0
Residential real estate, including PCI	1.7	0.1	0.5	0.7	97.0	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.2	0.3	1.0	98.0	100.0
Life insurance loans	—	0.1	0.1	1.0	98.8	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.3	0.1	0.3	0.5	98.8	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.1%	0.1%	0.8%	98.6%	100.0%
Covered loans	3.0	5.4	0.5	3.0	88.1	100.0
Total loans, net of unearned income	0.4%	0.1%	0.1%	0.8%	98.6%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of December 31, 2016
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$13,441	$174	$2,341	$11,779	$3,716,977	$3,744,712
Franchise	—	—	—	493	869,228	869,721
Mortgage warehouse lines of credit	—	—	—	—	204,225	204,225
Asset-based lending	1,924	—	135	1,609	871,402	875,070
Leases	510	—	—	1,331	293,073	294,914
PCI - commercial (1)	—	1,689	100	2,428	12,563	16,780
Total commercial	15,875	1,863	2,576	17,640	5,967,468	6,005,422
Commercial real estate
Construction	2,408	—	—	1,824	606,007	610,239
Land	394	—	188	—	104,219	104,801
Office	4,337	—	4,506	1,232	857,599	867,674
Industrial	7,047	—	4,516	2,436	756,602	770,601
Retail	597	—	760	3,364	907,872	912,593
Multi-family	643	—	322	1,347	805,312	807,624
Mixed use and other	6,498	—	1,186	12,632	1,931,859	1,952,175
PCI - commercial real estate (1)	—	16,188	3,775	8,888	141,529	170,380
Total commercial real estate	21,924	16,188	15,253	31,723	6,110,999	6,196,087
Home equity	9,761	—	1,630	6,515	707,887	725,793
Residential real estate, including PCI	12,749	1,309	936	8,271	681,956	705,221
Premium finance receivables
Commercial insurance loans	14,709	7,962	5,646	14,580	2,435,684	2,478,581
Life insurance loans	—	3,717	17,514	16,204	3,182,935	3,220,370
PCI - life insurance loans (1)	—	—	—	—	249,657	249,657
Consumer and other, including PCI	439	207	100	887	120,408	122,041
Total loans, net of unearned income, excluding covered loans	$75,457	$31,246	$43,655	$95,820	$19,456,994	$19,703,172
Covered loans	2,121	2,492	225	1,553	51,754	58,145
Total loans, net of unearned income	$77,578	$33,738	$43,880	$97,373	$19,508,748	$19,761,317

Aging as a % of Loan Balance: As of December 31, 2016	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.4%	—%	0.1%	0.3%	99.2%	100.0%
Franchise	—	—	—	0.1	99.9	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.2	—	—	0.2	99.6	100.0
Leases	0.2	—	—	0.5	99.3	100.0
PCI - commercial (1)	—	10.1	0.6	14.5	74.8	100.0
Total commercial	0.3	—	—	0.3	99.4	100.0
Commercial real estate
Construction	0.4	—	—	0.3	99.3	100.0
Land	0.4	—	0.2	—	99.4	100.0
Office	0.5	—	0.5	0.1	98.9	100.0
Industrial	0.9	—	0.6	0.3	98.2	100.0
Retail	0.1	—	0.1	0.4	99.4	100.0
Multi-family	0.1	—	—	0.2	99.7	100.0
Mixed use and other	0.3	—	0.1	0.6	99.0	100.0
PCI - commercial real estate (1)	—	9.5	2.2	5.2	83.1	100.0
Total commercial real estate	0.4	0.3	0.2	0.5	98.6	100.0
Home equity	1.3	—	0.2	0.9	97.6	100.0
Residential real estate, including PCI	1.8	0.2	0.1	1.2	96.7	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.3	0.2	0.6	98.3	100.0
Life insurance loans	—	0.1	0.5	0.5	98.9	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.4	0.2	0.1	0.7	98.6	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.2%	0.5%	98.7%	100.0%
Covered loans	3.6	4.3	0.4	2.7	89.0	100.0
Total loans, net of unearned income	0.4%	0.2%	0.2%	0.5%	98.7%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2017, $18.5 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $162.8 million or 0.8%, were 30 to 59 days (or one payment) past due. As of December 31, 2016, $43.7 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $95.8 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2017 that were current with regard to the contractual terms of the loan agreement represent 97.5% of the total home equity portfolio. Residential real estate loans at March 31, 2017 that were current with regards to the contractual terms of the loan agreements comprise 97.0% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$87,454	$84,057
Additions, net	8,609	12,166
Return to performing status	(1,592)	(2,006)
Payments received	(5,614)	(3,308)
Transfer to OREO and other repossessed assets	(1,661)	(2,080)
Charge-offs	(1,280)	(533)
Net change for niche loans (1)	(6,937)	1,203
Balance at end of period	$78,979	$89,499

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for loan losses was appropriate at March 31, 2017, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
Allowance for loan losses at beginning of period	$122,291	$105,400
Provision for credit losses	5,316	8,423
Other adjustments	(56)	(78)
Reclassification to allowance for unfunded lending-related commitments	(138)	(81)
Charge-offs:
Commercial	641	671
Commercial real estate	261	671
Home equity	625	1,052
Residential real estate	329	493
Premium finance receivables—commercial	1,427	2,480
Premium finance receivables—life insurance	—	—
Consumer and other	134	107
Total charge-offs	3,417	5,474
Recoveries:
Commercial	273	629
Commercial real estate	554	369
Home equity	65	48
Residential real estate	178	112
Premium finance receivables—commercial	612	787
Premium finance receivables—life insurance	—	—
Consumer and other	141	36
Total recoveries	1,823	1,981
Net charge-offs	(1,594)	(3,493)
Allowance for loan losses at period end	$125,819	$110,171
Allowance for unfunded lending-related commitments at period end	1,811	1,030
Allowance for credit losses at period end	$127,630	$111,201
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.03%	0.00%
Commercial real estate	(0.02)	0.02
Home equity	0.32	0.52
Residential real estate	0.06	0.17
Premium finance receivables—commercial	0.13	0.29
Premium finance receivables—life insurance	0.00	0.00
Consumer and other	(0.02)	0.20
Total loans, net of unearned income, excluding covered loans	0.03%	0.08%
Net charge-offs as a percentage of the provision for credit losses	29.98%	41.47%
Loans at period-end, excluding covered loans	$19,931,058	$17,446,413
Allowance for loan losses as a percentage of loans at period end	0.63%	0.63%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.64%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.8 million and $1.0 million as of March 31, 2017 and March 31, 2016, respectively.

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

At March 31, 2017, the Company had $87.5 million of impaired loans with $40.0 million of this balance requiring $8.2 million of specific impairment reserves. At December 31, 2016, the Company had $90.5 million of impaired loans with $33.1 million of this balance requiring $6.4 million of specific impairment reserves. The most significant fluctuation in the recorded investment of impaired loans with specific impairment from December 31, 2016 to March 31, 2017 occurred within the home equity portfolio. The recorded investment and specific impairment reserves in this portfolio increased $1.9 million and $745,000, respectively, which was primarily the result of addition of one new non-performing loan in the first quarter of 2017 with recorded investment and specific impairment reserve of $1.6 million and $687,000, respectively. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

In 2016, the Company modified its historical loss experience analysis by incorporating six-year average loss rate assumptions, for its historical loss experience to capture an extended credit cycle. The current six-year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three-, four- and five-year average historical loss rates on a quarterly basis as a comparison.

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

TDRs

At March 31, 2017, the Company had $39.7 million in loans modified in TDRs. The $39.7 million in TDRs represents 85 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $41.7 million representing 89 credits at December 31, 2016 and decreased from $52.6 million representing 102 credits at March 31, 2016.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was reviewed for impairment at March 31, 2017 and approximately $2.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at March 31, 2017, the Company was not committed to lend additional funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
Accruing TDRs:
Commercial	$4,607	$4,643	$5,143
Commercial real estate	18,923	19,993	25,548
Residential real estate and other	4,862	5,275	4,258
Total accruing TDRs	$28,392	$29,911	$34,949
Non-accrual TDRs: (1)
Commercial	$1,424	$1,487	$82
Commercial real estate	7,338	8,153	14,340
Residential real estate and other	2,515	2,157	3,184
Total non-accrual TDRs	$11,277	$11,797	$17,606
Total TDRs:
Commercial	$6,031	$6,130	$5,225
Commercial real estate	26,261	28,146	39,888
Residential real estate and other	7,377	7,432	7,442
Total TDRs	$39,669	$41,708	$52,555
Weighted-average contractual interest rate of TDRs	4.37%	4.33%	4.35%

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of March 31, 2017 and March 31, 2016, and shows the changes in the balance during those periods:

Three Months Ended March 31, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,130	$28,146	$7,432	$41,708
Additions during the period	95	1,245	173	1,513
Reductions:
Charge-offs	(28)	(120)	(77)	(225)
Transferred to OREO and other repossessed assets	—	—	(96)	(96)
Removal of TDR loan status (1)	—	(683)	—	(683)
Payments received	(166)	(2,327)	(55)	(2,548)
Balance at period end	$6,031	$26,261	$7,377	$39,669

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

	Three Months Ended
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Balance at beginning of period	$40,282	$35,050	$43,945
Disposal/resolved	(2,644)	(5,850)	(6,766)
Transfers in at fair value, less costs to sell	2,268	667	3,291
Transfers in from covered OREO subsequent to loss share expiration	760	4,213	—
Additions from acquisition	—	7,230	1,064
Fair value adjustments	(802)	(1,028)	(532)
Balance at end of period	$39,864	$40,282	$41,002

	Period End
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Residential real estate	$7,597	$8,063	$11,006
Residential real estate development	1,240	1,349	2,320
Commercial real estate	31,027	30,870	27,676
Total	$39,864	$40,282	$41,002

Deposits

Total deposits at March 31, 2017 were $21.7 billion, an increase of $2.5 billion, or 13%, compared to total deposits at March 31, 2016. See Note 9 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2017:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2017 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$43,578	$47,371	$132,858	$673,994	$897,801	0.62%
4-6 months	535	30,294	—	597,665	628,494	0.76%
7-9 months	1,252	19,845	—	701,548	722,645	0.94%
10-12 months	1,494	19,652	—	709,879	731,025	0.97%
13-18 months	3,034	14,025	—	797,334	814,393	1.08%
19-24 months	—	8,905	—	126,543	135,448	0.99%
24+ months	1,249	20,362	—	269,595	291,206	1.36%
Total	$51,142	$160,454	$132,858	$3,876,558	$4,221,012	0.91%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$5,787,034	27%	$5,902,439	27%	$4,939,746	26%
NOW and interest bearing demand deposits	2,512,598	12	2,533,638	12	2,331,298	12
Wealth management deposits	2,082,285	10	2,232,450	10	1,591,638	9
Money market	4,407,902	21	4,480,699	21	4,109,657	22
Savings	2,227,024	10	2,087,494	10	1,743,181	9
Time certificates of deposit	4,236,861	20	4,232,982	20	3,941,559	22
Total average deposits	$21,253,704	100%	$21,469,702	100%	$18,657,079	100%

Total average deposits for the first quarter of 2017 were $21.3 billion, an increase of $2.6 billion, or 14%, from the first quarter of 2016. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $847.3 million, or 17%, in the first quarter of 2017 compared to the first quarter of 2016.

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

	March 31,		December 31,
(Dollars in thousands)	2017	2016	2016	2015	2014
Total deposits	$21,730,441	$19,217,071	$21,658,632	$18,639,634	$16,281,844
Brokered deposits	1,254,288	947,910	1,159,475	862,026	718,986
Brokered deposits as a percentage of total deposits	5.8%	4.9%	5.4%	4.6%	4.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016
FHLB advances	$181,338	$388,780	$825,104
Other borrowings:
Notes payable	52,363	56,109	67,388
Short-term borrowings	52,002	34,279	55,056
Secured borrowings	132,577	131,539	116,104
Other	18,070	18,247	18,836
Total other borrowings	$255,012	$240,174	$257,384
Subordinated notes	138,980	138,953	138,870
Junior subordinated debentures	253,566	253,566	257,687
Total other funding sources	$828,896	$1,021,473	$1,479,045
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $227.6 million at March 31, 2017, compared to $153.8 million at December 31, 2016 and $799.5 million at March 31, 2016.

Notes payable balances represent the balances on a $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2017, the Company had a balance under the term facility of $48.7 million compared to $52.4 million at December 31, 2016 and $63.7 million at March 31, 2016. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At March 31, 2017, December 31, 2016 and March 31, 2016, the Company had no outstanding balance on the $75.0 million revolving credit facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $39.2 million at March 31, 2017 compared to $61.8 million at December 31, 2016 and $47.7 million at March 31, 2016. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The proceeds received from these transactions are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $120.1 million at March 31, 2017 compared to $119.0 million at December 31, 2016 and $123.0 million at March 31, 2016. At March 31, 2017, the interest rate of the Canadian Secured Borrowing was 1.6888%.

Other borrowings include a fixed-rate promissory note entered into in August 2012 related to an office building complex owned by the Company and non-recourse notes issued by the Company to other banks related to certain capital leases. At March 31, 2017, the fixed-rate promissory note had a balance of $17.6 million compared to $17.7 million at December 31, 2016 and $18.1 million at March 31, 2016.

At March 31, 2017, the Company had outstanding subordinated notes totaling $139.0 million compared to $139.0 million and $138.9 million outstanding at December 31, 2016 and March 31, 2016, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of March 31, 2017, December 31, 2016 and March 31, 2016. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. In January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	March 31, 2017	December 31, 2016	March 31, 2016
Leverage ratio	9.3%	8.9%	8.7%
Tier 1 capital to risk-weighted assets	10.0	9.7	9.6
Common equity Tier 1 capital to risk-weighted assets	8.9	8.6	8.4
Total capital to risk-weighted assets	12.2	11.9	12.1
Total average equity-to-total average assets(1)	10.9	10.5	10.4

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series C and Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January of 2017, the Company declared a quarterly cash dividend of $0.14 per common share. In January, April, July and October of 2016, the Company declared a quarterly cash dividend of $0.12 per common share.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “point,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2016 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2017, December 31, 2016 and March 31, 2016 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2017	17.7%	9.3%	(13.2)%
December 31, 2016	18.5%	9.6%	(13.2)%
March 31, 2016	16.4%	8.9%	(8.7)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2017	7.3%	3.9%	(4.8)%
December 31, 2016	7.6%	4.0%	(5.0)%
March 31, 2016	7.5%	3.7%	(3.7)%

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

During the first quarter of 2017 and 2016, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2017.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue. This motion remains pending before the court.

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

Item 1A: Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2017. There is currently no authorization to repurchase shares of outstanding common stock.

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	May 9, 2017	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements