Form 10-Q
period 2017-06-30
WINTRUST FINANCIAL CORP
filed 2017-08-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Common Stock — no par value, 55,810,134 shares, as of July 31, 2017

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2017	December 31, 2016	June 30, 2016
Assets
Cash and due from banks	$296,105	$267,194	$267,551
Federal funds sold and securities purchased under resale agreements	56	2,851	4,024
Interest bearing deposits with banks	1,011,635	980,457	693,269
Available-for-sale securities, at fair value	1,649,636	1,724,667	637,663
Held-to-maturity securities, at amortized cost ($787.5 million, $607.6 million and $1.0 billion fair value at June 30, 2017, December 31, 2016 and June 30, 2016 respectively)	793,376	635,705	992,211
Trading account securities	1,987	1,989	3,613
Federal Home Loan Bank and Federal Reserve Bank stock	80,812	133,494	121,319
Brokerage customer receivables	23,281	25,181	26,866
Mortgage loans held-for-sale	382,837	418,374	554,256
Loans, net of unearned income, excluding covered loans	20,743,332	19,703,172	18,174,655
Covered loans	50,119	58,145	105,248
Total loans	20,793,451	19,761,317	18,279,903
Allowance for loan losses	(129,591)	(122,291)	(114,356)
Allowance for covered loan losses	(1,074)	(1,322)	(2,412)
Net loans	20,662,786	19,637,704	18,163,135
Premises and equipment, net	605,211	597,301	595,792
Lease investments, net	191,248	129,402	103,749
Accrued interest receivable and other assets	577,359	593,796	670,014
Trade date securities receivable	133,130	—	1,079,238
Goodwill	500,260	498,587	486,095
Other intangible assets	19,546	21,851	21,821
Total assets	$26,929,265	$25,668,553	$24,420,616
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$6,294,052	$5,927,377	$5,367,672
Interest bearing	16,311,640	15,731,255	14,674,078
Total deposits	22,605,692	21,658,632	20,041,750
Federal Home Loan Bank advances	318,270	153,831	588,055
Other borrowings	277,710	262,486	252,611
Subordinated notes	139,029	138,971	138,915
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	5,151	—	40,000
Accrued interest payable and other liabilities	490,389	505,450	482,124
Total liabilities	24,089,807	22,972,936	21,797,021
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; no shares issued and outstanding at June 30, 2017, and 126,257 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	—	126,257	126,257
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2017, December 31, 2016 and June 30, 2016, respectively	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2017, December 31, 2016 and June 30, 2016; 55,801,665 shares issued at June 30, 2017, 51,978,289 shares issued at December 31, 2016 and 51,708,585 shares issued at June 30, 2016	55,802	51,978	51,708
Surplus	1,511,080	1,365,781	1,350,751
Treasury stock, at cost, 101,738 shares at June 30, 2017, 97,749 shares at December 31, 2016, and 89,430 shares at June 30, 2016	(4,884)	(4,589)	(4,145)
Retained earnings	1,198,997	1,096,518	1,008,464
Accumulated other comprehensive loss	(46,537)	(65,328)	(34,440)
Total shareholders’ equity	2,839,458	2,695,617	2,623,595
Total liabilities and shareholders’ equity	$26,929,265	$25,668,553	$24,420,616
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income
Interest and fees on loans	$212,709	$178,530	$412,023	$351,657
Interest bearing deposits with banks	1,634	793	3,257	1,539
Federal funds sold and securities purchased under resale agreements	1	1	2	2
Investment securities	15,524	16,398	29,097	33,588
Trading account securities	4	14	15	25
Federal Home Loan Bank and Federal Reserve Bank stock	1,153	1,112	2,223	2,049
Brokerage customer receivables	156	216	323	435
Total interest income	231,181	197,064	446,940	389,295
Interest expense
Interest on deposits	18,471	13,594	34,741	26,375
Interest on Federal Home Loan Bank advances	2,933	2,984	4,523	5,870
Interest on other borrowings	1,149	1,086	2,288	2,144
Interest on subordinated notes	1,786	1,777	3,558	3,554
Interest on junior subordinated debentures	2,433	2,353	4,841	4,573
Total interest expense	26,772	21,794	49,951	42,516
Net interest income	204,409	175,270	396,989	346,779
Provision for credit losses	8,891	9,129	14,100	17,163
Net interest income after provision for credit losses	195,518	166,141	382,889	329,616
Non-interest income
Wealth management	19,905	18,852	40,053	37,172
Mortgage banking	35,939	36,807	57,877	58,542
Service charges on deposit accounts	8,696	7,726	16,961	15,132
Gains (losses) on investment securities, net	47	1,440	(8)	2,765
Fees from covered call options	890	4,649	1,649	6,361
Trading losses, net	(420)	(316)	(740)	(484)
Operating lease income, net	6,805	4,005	12,587	6,811
Other	18,110	11,636	30,358	27,252
Total non-interest income	89,972	84,799	158,737	153,551
Non-interest expense
Salaries and employee benefits	106,502	100,894	205,818	196,705
Equipment	9,909	9,307	18,911	18,074
Operating lease equipment depreciation	5,662	3,385	10,298	5,435
Occupancy, net	12,586	11,943	25,687	23,891
Data processing	7,804	7,138	15,729	13,657
Advertising and marketing	8,726	6,941	13,876	10,720
Professional fees	7,510	5,419	12,170	9,478
Amortization of other intangible assets	1,141	1,248	2,305	2,546
FDIC insurance	3,874	4,040	8,030	7,653
OREO expense, net	739	1,348	2,404	1,908
Other	19,091	19,306	36,434	34,632
Total non-interest expense	183,544	170,969	351,662	324,699
Income before taxes	101,946	79,971	189,964	158,468
Income tax expense	37,049	29,930	66,689	59,316
Net income	$64,897	$50,041	$123,275	$99,152
Preferred stock dividends	2,050	3,628	5,678	7,256
Net income applicable to common shares	$62,847	$46,413	$117,597	$91,896
Net income per common share—Basic	$1.15	$0.94	$2.20	$1.88
Net income per common share—Diluted	$1.11	$0.90	$2.11	$1.80
Cash dividends declared per common share	$0.14	$0.12	$0.28	$0.24
Weighted average common shares outstanding	54,775	49,140	53,528	48,794
Dilutive potential common shares	1,812	3,965	2,981	3,887
Average common shares and dilutive common shares	56,587	53,105	56,509	52,681
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$64,897	$50,041	$123,275	$99,152
Unrealized gains on securities
Before tax	17,593	5,968	24,972	31,144
Tax effect	(6,910)	(2,244)	(9,810)	(12,232)
Net of tax	10,683	3,724	15,162	18,912
Reclassification of net gains (losses) included in net income
Before tax	47	1,440	(8)	2,765
Tax effect	(18)	(565)	3	(1,086)
Net of tax	29	875	(5)	1,679
Reclassification of amortization of unrealized gains and losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	22	(3,832)	1,450	(7,257)
Tax effect	(9)	1,506	(570)	2,845
Net of tax	13	(2,326)	880	(4,412)
Net unrealized gains on securities	10,641	5,175	14,287	21,645
Unrealized (losses) gains on derivative instruments
Before tax	(310)	(523)	1,305	(45)
Tax effect	123	206	(511)	18
Net unrealized (losses) gains on derivative instruments	(187)	(317)	794	(27)
Foreign currency adjustment
Before tax	3,820	856	5,035	9,203
Tax effect	(987)	(244)	(1,325)	(2,553)
Net foreign currency adjustment	2,833	612	3,710	6,650
Total other comprehensive income	13,287	5,470	18,791	28,268
Comprehensive income	$78,184	$55,511	$142,066	$127,420
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2016	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
Net income	—	—	—	—	99,152	—	99,152
Other comprehensive income, net of tax	—	—	—	—	—	28,268	28,268
Cash dividends declared on common stock	—	—	—	—	(11,643)	—	(11,643)
Dividends on preferred stock	—	—	—	—	(7,256)	—	(7,256)
Stock-based compensation	—	—	4,752	—	—	—	4,752
Conversion of Series C preferred stock to common stock	(30)	1	29	—	—	—	—
Common stock issued for:
New issuance, net of costs	—	3,000	149,823	—	—	—	152,823
Exercise of stock options and warrants	—	97	2,991	—	—	—	3,088
Restricted stock awards	—	87	114	(172)	—	—	29
Employee stock purchase plan	—	29	1,270	—	—	—	1,299
Director compensation plan	—	25	784	—	—	—	809
Balance at June 30, 2016	$251,257	$51,708	$1,350,751	$(4,145)	$1,008,464	$(34,440)	$2,623,595
Balance at January 1, 2017	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
Net income	—	—	—	—	123,275	—	123,275
Other comprehensive income, net of tax	—	—	—	—	—	18,791	18,791
Cash dividends declared on common stock	—	—	—	—	(15,118)	—	(15,118)
Dividends on preferred stock	—	—	—	—	(5,678)	—	(5,678)
Stock-based compensation	—	—	5,746	—	—	—	5,746
Conversion of Series C preferred stock to common stock	(126,257)	3,121	123,136	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	573	14,488	—	—	—	15,061
Restricted stock awards	—	79	(79)	(295)	—	—	(295)
Employee stock purchase plan	—	19	1,230	—	—	—	1,249
Director compensation plan	—	32	778	—	—	—	810
Balance at June 30, 2017	$125,000	$55,802	$1,511,080	$(4,884)	$1,198,997	$(46,537)	$2,839,458
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016
Operating Activities:
Net income	$123,275	$99,152
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	14,100	17,163
Depreciation, amortization and accretion, net	29,958	27,296
Stock-based compensation expense	5,746	4,752
Net amortization of premium on securities	3,198	1,840
Accretion of discount on loans	(11,979)	(15,849)
Mortgage servicing rights fair value change, net	(1,265)	(4,291)
Originations and purchases of mortgage loans held-for-sale	(1,856,725)	(1,948,890)
Proceeds from sales of mortgage loans held-for-sale	1,928,870	1,825,686
Bank owned life insurance ("BOLI") income	(1,873)	(1,729)
Decrease (increase) in trading securities, net	2	(3,165)
Net decrease in brokerage customer receivables	1,900	765
Gains on mortgage loans sold	(43,547)	(43,014)
Losses (gains) on investment securities, net	8	(2,765)
Gains on early extinguishment of debt	—	(4,305)
(Gains) losses on sales of premises and equipment, net	(140)	3
Net losses on sales and fair value adjustments of other real estate owned	896	322
Increase in accrued interest receivable and other assets, net	(45,232)	(116,118)
(Decrease) increase in accrued interest payable and other liabilities, net	(22,451)	70,756
Net Cash Provided by (Used for) Operating Activities	124,741	(92,391)
Investing Activities:
Proceeds from maturities of available-for-sale securities	138,516	529,463
Proceeds from maturities of held-to-maturity securities	50,923	319
Proceeds from sales and calls of available-for-sale securities	9,729	1,071,996
Proceeds from calls of held-to-maturity securities	51,062	281,981
Purchases of available-for-sale securities	(185,245)	(1,526,467)
Purchases of held-to-maturity securities	(256,532)	(350,078)
Redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock, net	52,682	(19,738)
Net cash paid in business combinations	(284)	(18,133)
Proceeds from sales of other real estate owned	8,601	19,455
Proceeds received from the FDIC related to reimbursements on covered assets	791	420
Net increase in interest bearing deposits with banks	(31,178)	(81,250)
Net increase in loans	(1,032,772)	(942,958)
Redemption of BOLI	—	659
Purchases of premises and equipment, net	(26,260)	(24,235)
Net Cash Used for Investing Activities	(1,219,967)	(1,058,566)
Financing Activities:
Increase in deposit accounts	947,150	1,302,188
Increase (decrease) in subordinated notes and other borrowings, net	15,163	(13,249)
Increase (decrease) in Federal Home Loan Bank advances, net	163,000	(271,025)
Proceeds from the issuance of common stock, net	—	152,823
Redemption of junior subordinated debentures, net	—	(10,695)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	17,120	5,766
Common stock repurchases for tax withholdings related to stock-based compensation	(295)	(172)
Dividends paid	(20,796)	(18,899)
Net Cash Provided by Financing Activities	1,121,342	1,146,737
Net Increase (Decrease) in Cash and Cash Equivalents	26,116	(4,220)
Cash and Cash Equivalents at Beginning of Period	270,045	275,795
Cash and Cash Equivalents at End of Period	$296,161	$271,575
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

The Company is currently evaluating the impact on the consolidated financial statements of adopting this new guidance. The Company is currently assessing specific characteristics of the various sources of revenues previously identified as being affected by the new guidance and has reviewed specific contracts related to those sources. As certain significant revenue sources such as interest income are considered not in-scope, the Company does not believe the new guidance will have a significant impact on its consolidated financial statements. The Company expects to adopt the new guidance using the modified retrospective approach.

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

Employee Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to simplify the accounting for several areas of share-based payment transactions. This included the recognition of all excess tax benefits and tax deficiencies as income tax expense instead of surplus, the classification on the statement of cash flows of excess tax benefits and taxes paid when the employer withholds shares for tax-withholding purposes. Additionally, related to forfeitures, the ASU provides the option to estimate the number of awards that are expected to vest or account for forfeitures as they occur. This guidance was effective for fiscal years beginning after December 15, 2016. In the first six months of 2017, the Company recorded $3.9 million of excess tax benefits within income tax expense on the Consolidated Statements of Income as a result of adoption.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” to clarify when modification accounting is appropriate for changes to the terms and conditions of a share-based payment award. An entity will be required to account for such changes as a modification unless certain criteria is met. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a prospective approach for awards modified on or after the adoption date. Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company has not early adopted this guidance. When adopted, the Company does not expect this guidance to have a material impact on the Company's consolidated financial statements.

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

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On November 18, 2016, the Company acquired First Community Financial Corporation ("FCFC"). FCFC was the parent company of First Community Bank. Through this transaction, the Company acquired First Community Bank's two banking locations in Elgin, Illinois. First Community Bank was merged into the Company's wholly-owned subsidiary St. Charles Bank & Trust Company ("St. Charles Bank"). The Company acquired assets with a fair value of approximately $187.2 million, including approximately $79.5 million of loans, and assumed deposits with a fair value of approximately $150.3 million. Additionally, the Company recorded goodwill of $13.0 million on the acquisition.

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

On March 31, 2016, the Company acquired Generations Bancorp, Inc. ("Generations"). Generations was the parent company of Foundations Bank, which had one banking location in Pewaukee, Wisconsin. Foundations Bank was merged into the Company's wholly-owned subsidiary Town Bank. The Company acquired assets with a fair value of approximately $134.2 million, including approximately $67.4 million of loans, and assumed deposits with a fair value of approximately $100.2 million. Additionally, the Company recorded goodwill of $11.5 million on the acquisition.

FDIC-Assisted Transactions

From 2010 to 2012, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of nine financial institutions in FDIC-assisted transactions. Loans comprise the majority of the assets acquired in nearly all of these FDIC-assisted transactions, most of which are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, clawback provisions within these loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.

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

The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets and require the Company to record loss share assets and liabilities that are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities are recorded as FDIC indemnification assets and other liabilities, respectively, on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets and, if necessary, increase any loss share liability when necessary reductions exceed the current value of the FDIC indemnification assets. In accordance with the clawback provision noted above, the Company may be required to reimburse the FDIC when actual losses are less than certain thresholds established for each loss share agreement. The balance of these estimated reimbursements in accordance with clawback provisions and any related amortization are adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition, estimated reimbursements from clawback provisions are recorded as a reduction to the FDIC indemnification asset or, if necessary, an increase to the loss share liability, which is included within accrued interest payable and other liabilities. In the second quarter of 2017, the Company recorded a $4.9 million reduction to the estimated loss share liability as a result of an adjustment related to such clawback provisions. Although these assets are contractual receivables from the FDIC and these liabilities are contractual payables to the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in recognition of an allowance for covered loan losses, will increase the FDIC indemnification asset or reduce the FDIC indemnification liability. The corresponding amortization is recorded as a component of non-interest income on the Consolidated Statements of Income.

The following table summarizes the activity in the Company’s FDIC indemnification liability during the periods indicated:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance at beginning of period	$18,263	$10,029	$16,701	$6,100
Reductions from reimbursable expenses	(75)	(648)	(157)	(730)
Amortization	455	506	699	866
Changes in expected reimbursements (to) from the FDIC for changes in expected credit losses and reimbursable expenses	(3,673)	1,785	(2,659)	5,073
Payments received from the FDIC	405	57	791	420
Balance at end of period	$15,375	$11,729	$15,375	$11,729

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

(5) Investment Securities

The following tables are a summary of the available-for-sale and held-to-maturity securities portfolios as of the dates shown:

	June 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$119,804	$—	$(723)	$119,081
U.S. Government agencies	158,162	22	(674)	157,510
Municipal	121,610	2,774	(264)	124,120
Corporate notes:
Financial issuers	60,340	71	(810)	59,601
Other	1,000	—	(3)	997
Mortgage-backed: (1)
Mortgage-backed securities	1,139,734	2,301	(31,704)	1,110,331
Collateralized mortgage obligations	42,845	433	(319)	42,959
Equity securities	32,642	3,028	(633)	35,037
Total available-for-sale securities	$1,676,137	$8,629	$(35,130)	$1,649,636
Held-to-maturity securities
U.S. Government agencies	$585,071	$556	$(7,461)	$578,166
Municipal	208,305	2,298	(1,280)	209,323
Total held-to-maturity securities	$793,376	$2,854	$(8,741)	$787,489

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$142,741	$1	$(759)	$141,983
U.S. Government agencies	189,540	47	(435)	189,152
Municipal	129,446	2,969	(606)	131,809
Corporate notes:
Financial issuers	65,260	132	(1,000)	64,392
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,185,448	284	(54,330)	1,131,402
Collateralized mortgage obligations	30,105	67	(490)	29,682
Equity securities	32,608	3,429	(789)	35,248
Total available-for-sale securities	$1,776,148	$6,929	$(58,410)	$1,724,667
Held-to-maturity securities
U.S. Government agencies	$433,343	$7	$(24,470)	$408,880
Municipal	202,362	647	(4,287)	198,722
Total held-to-maturity securities	$635,705	$654	$(28,757)	$607,602

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$122,296	$35	$(1)	$122,330
U.S. Government agencies	69,678	238	—	69,916
Municipal	108,179	3,588	(127)	111,640
Corporate notes:
Financial issuers	68,097	1,502	(1,411)	68,188
Other	1,500	2	—	1,502
Mortgage-backed: (1)
Mortgage-backed securities	162,593	4,280	(150)	166,723
Collateralized mortgage obligations	40,419	457	(91)	40,785
Equity securities	51,426	5,544	(391)	56,579
Total available-for-sale securities	$624,188	$15,646	$(2,171)	$637,663
Held-to-maturity securities
U.S. Government agencies	$789,482	$11,861	$(647)	$800,696
Municipal	202,729	6,967	(213)	209,483
Total held-to-maturity securities	$992,211	$18,828	$(860)	$1,010,179

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$119,081	$(723)	$—	$—	$119,081	$(723)
U.S. Government agencies	152,149	(674)	—	—	152,149	(674)
Municipal	145,960	(155)	5,852	(109)	151,812	(264)
Corporate notes:
Financial issuers	—	—	35,154	(810)	35,154	(810)
Other	997	(3)	—	—	997	(3)
Mortgage-backed:
Mortgage-backed securities	932,800	(31,704)	—	—	932,800	(31,704)
Collateralized mortgage obligations	11,809	(122)	7,353	(197)	19,162	(319)
Equity securities	10,189	(271)	5,138	(362)	15,327	(633)
Total available-for-sale securities	$1,372,985	$(33,652)	$53,497	$(1,478)	$1,426,482	$(35,130)
Held-to-maturity securities
U.S. Government agencies	$363,692	$(7,461)	$—	$—	$363,692	$(7,461)
Municipal	73,447	(1,280)	—	—	73,447	(1,280)
Total held-to-maturity securities	$437,139	$(8,741)	$—	$—	$437,139	$(8,741)

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

The Company does not consider securities with unrealized losses at June 30, 2017 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes and mortgage-backed securities. Unrealized losses recognized on corporate notes and mortgage-backed securities are the result of increases in yields for similar types of securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Realized gains	$48	$1,487	$48	$4,037
Realized losses	(1)	(47)	(56)	(1,272)
Net realized gains (losses)	$47	$1,440	$(8)	$2,765
Other than temporary impairment charges	—	—	—	—
Gains (losses) on investment securities, net	$47	$1,440	$(8)	$2,765
Proceeds from sales and calls of available-for-sale securities	$3,724	$1,068,795	$9,729	$1,071,996
Proceeds from calls of held-to-maturity securities	2	183,738	51,062	281,981

The amortized cost and fair value of securities as of June 30, 2017, December 31, 2016 and June 30, 2016, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities determined to be available-for-sale are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2017		December 31, 2016		June 30, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$125,706	$125,170	$145,353	$145,062	$214,917	$215,290
Due in one to five years	289,688	289,243	321,019	320,423	113,263	113,395
Due in five to ten years	38,213	39,463	27,319	28,451	28,111	30,870
Due after ten years	7,309	7,433	34,296	34,399	13,459	14,021
Mortgage-backed	1,182,579	1,153,290	1,215,553	1,161,084	203,012	207,508
Equity securities	32,642	35,037	32,608	35,248	51,426	56,579
Total available-for-sale securities	$1,676,137	$1,649,636	$1,776,148	$1,724,667	$624,188	$637,663
Held-to-maturity securities
Due in one year or less	$—	$—	$—	$—	$—	$—
Due in one to five years	32,925	32,776	29,794	29,416	27,505	27,738
Due in five to ten years	172,398	172,800	69,664	67,820	68,691	70,121
Due after ten years	588,053	581,913	536,247	510,366	896,015	912,320
Total held-to-maturity securities	$793,376	$787,489	$635,705	$607,602	$992,211	$1,010,179
Securities having a fair value of $1.5 billion at June 30, 2017 as well as securities having a fair value of $1.4 billion at December 31, 2016 and June 30, 2016 were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At June 30, 2017, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Balance:
Commercial	$6,406,289	$6,005,422	$5,144,533
Commercial real estate	6,402,494	6,196,087	5,848,334
Home equity	689,483	725,793	760,904
Residential real estate	762,810	705,221	653,664
Premium finance receivables—commercial	2,648,386	2,478,581	2,478,280
Premium finance receivables—life insurance	3,719,043	3,470,027	3,161,562
Consumer and other	114,827	122,041	127,378
Total loans, net of unearned income, excluding covered loans	$20,743,332	$19,703,172	$18,174,655
Covered loans	50,119	58,145	105,248
Total loans	$20,793,451	$19,761,317	$18,279,903
Mix:
Commercial	31%	30%	28%
Commercial real estate	31	31	31
Home equity	3	4	4
Residential real estate	3	4	4
Premium finance receivables—commercial	13	12	14
Premium finance receivables—life insurance	18	18	17
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	100%	100%	99%
Covered loans	—	—	1
Total loans	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $81.0 million at June 30, 2017, $69.6 million at December 31, 2016 and $64.1 million at June 30, 2016. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $6.5 million at June 30, 2017, $2.6 million at December 31, 2016 and $(5.0) million at June 30, 2016. The net credit balance at June 30, 2016, is primarily the result of purchase accounting adjustments related to acquisitions in 2016 and 2015.

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

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

PCI loans	$443,216	$412,519	$509,446	$471,786

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at June 30, 2017.

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Accretable yield, beginning balance	$45,762	$59,218	$49,408	$63,902
Acquisitions	(105)	125	426	1,266
Accretable yield amortized to interest income	(5,477)	(5,199)	(11,076)	(10,656)
Accretable yield amortized to indemnification asset/liability (1)	(361)	(1,624)	(715)	(3,795)
Reclassification from non-accretable difference (2)	3,554	2,536	6,089	6,729
Decreases in interest cash flows due to payments and changes in interest rates	2,137	574	1,378	(1,816)
Accretable yield, ending balance (3)	$45,510	$55,630	$45,510	$55,630

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of June 30, 2017, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset or liability for the bank acquisitions is $448,000. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income accounted for under ASC 310-30 totaled $5.5 million and $5.2 million in the second quarter of 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded accretion to interest income of $11.1 million and $10.7 million, respectively. These amounts include accretion from both covered and non-covered loans, and are both included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at June 30, 2017, December 31, 2016 and June 30, 2016:

As of June 30, 2017		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$8,720	$—	$5,917	$12,658	$4,067,237	$4,094,532
Franchise	—	—	—	—	838,394	838,394
Mortgage warehouse lines of credit	—	—	—	2,361	232,282	234,643
Asset-based lending	936	—	983	7,293	862,694	871,906
Leases	535	—	—	60	356,009	356,604
PCI - commercial (1)	—	1,572	162	—	8,476	10,210
Total commercial	10,191	1,572	7,062	22,372	6,365,092	6,406,289
Commercial real estate:
Construction	2,408	—	—	—	707,179	709,587
Land	202	—	—	6,455	105,496	112,153
Office	4,806	—	607	7,725	874,546	887,684
Industrial	2,193	—	—	709	789,889	792,791
Retail	1,635	—	—	15,081	903,778	920,494
Multi-family	354	—	—	1,186	813,058	814,598
Mixed use and other	5,382	—	713	7,590	2,005,265	2,018,950
PCI - commercial real estate (1)	—	8,768	322	3,303	133,844	146,237
Total commercial real estate	16,980	8,768	1,642	42,049	6,333,055	6,402,494
Home equity	9,482	—	855	2,858	676,288	689,483
Residential real estate, including PCI	14,292	775	1,273	300	746,170	762,810
Premium finance receivables
Commercial insurance loans	10,456	5,922	4,951	11,713	2,615,344	2,648,386
Life insurance loans	—	1,046	—	16,977	3,474,686	3,492,709
PCI - life insurance loans (1)	—	—	—	—	226,334	226,334
Consumer and other, including PCI	439	125	331	515	113,417	114,827
Total loans, net of unearned income, excluding covered loans	$61,840	$18,208	$16,114	$96,784	$20,550,386	$20,743,332
Covered loans	1,961	2,504	113	598	44,943	50,119
Total loans, net of unearned income	$63,801	$20,712	$16,227	$97,382	$20,595,329	$20,793,451

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2016		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$13,441	$174	$2,341	$11,779	$3,716,977	$3,744,712
Franchise	—	—	—	493	869,228	869,721
Mortgage warehouse lines of credit	—	—	—	—	204,225	204,225
Asset-based lending	1,924	—	135	1,609	871,402	875,070
Leases	510	—	—	1,331	293,073	294,914
PCI - commercial (1)	—	1,689	100	2,428	12,563	16,780
Total commercial	15,875	1,863	2,576	17,640	5,967,468	6,005,422
Commercial real estate
Construction	2,408	—	—	1,824	606,007	610,239
Land	394	—	188	—	104,219	104,801
Office	4,337	—	4,506	1,232	857,599	867,674
Industrial	7,047	—	4,516	2,436	756,602	770,601
Retail	597	—	760	3,364	907,872	912,593
Multi-family	643	—	322	1,347	805,312	807,624
Mixed use and other	6,498	—	1,186	12,632	1,931,859	1,952,175
PCI - commercial real estate (1)	—	16,188	3,775	8,888	141,529	170,380
Total commercial real estate	21,924	16,188	15,253	31,723	6,110,999	6,196,087
Home equity	9,761	—	1,630	6,515	707,887	725,793
Residential real estate, including PCI	12,749	1,309	936	8,271	681,956	705,221
Premium finance receivables
Commercial insurance loans	14,709	7,962	5,646	14,580	2,435,684	2,478,581
Life insurance loans	—	3,717	17,514	16,204	3,182,935	3,220,370
PCI - life insurance loans (1)	—	—	—	—	249,657	249,657
Consumer and other, including PCI	439	207	100	887	120,408	122,041
Total loans, net of unearned income, excluding covered loans	$75,457	$31,246	$43,655	$95,820	$19,456,994	$19,703,172
Covered loans	2,121	2,492	225	1,553	51,754	58,145
Total loans, net of unearned income	$77,578	$33,738	$43,880	$97,373	$19,508,748	$19,761,317

As of June 30, 2016		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$16,414	$—	$1,412	$22,317	$3,416,432	$3,456,575
Franchise	—	—	560	87	289,258	289,905
Mortgage warehouse lines of credit	—	—	—	—	270,586	270,586
Asset-based lending	—	235	1,899	6,421	834,112	842,667
Leases	387	—	48	—	267,639	268,074
PCI - commercial (1)	—	1,956	630	1,426	12,714	16,726
Total commercial	16,801	2,191	4,549	30,251	5,090,741	5,144,533
Commercial real estate:
Construction	673	—	46	7,922	396,264	404,905
Land	1,725	—	—	340	103,816	105,881
Office	6,274	—	5,452	4,936	892,791	909,453
Industrial	10,295	—	1,108	719	754,647	766,769
Retail	916	—	535	6,450	889,945	897,846
Multi-family	90	—	2,077	1,275	775,075	778,517
Mixed use and other	4,442	—	4,285	8,007	1,795,931	1,812,665
PCI - commercial real estate (1)	—	27,228	1,663	2,608	140,799	172,298
Total commercial real estate	24,415	27,228	15,166	32,257	5,749,268	5,848,334
Home equity	8,562	—	380	4,709	747,253	760,904
Residential real estate, including PCI	12,413	1,479	1,367	299	638,106	653,664
Premium finance receivables
Commercial insurance loans	14,497	10,558	6,966	9,456	2,436,803	2,478,280
Life insurance loans	—	—	46,651	11,953	2,811,356	2,869,960
PCI - life insurance loans (1)	—	—	—	—	291,602	291,602
Consumer and other, including PCI	475	226	610	1,451	124,616	127,378
Total loans, net of unearned income, excluding covered loans	$77,163	$41,682	$75,689	$90,376	$17,889,745	$18,174,655
Covered loans	2,651	6,810	697	1,610	93,480	105,248
Total loans, net of unearned income	$79,814	$48,492	$76,386	$91,986	$17,983,225	$18,279,903

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at June 30, 2017, December 31, 2016 and June 30, 2016:

	Performing			Non-performing			Total
(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016	June 30, 2017	December 31, 2016	June 30, 2016	June 30, 2017	December 31, 2016	June 30, 2016
Loan Balances:
Commercial
Commercial, industrial and other	$4,085,812	$3,731,097	$3,440,161	$8,720	$13,615	$16,414	$4,094,532	$3,744,712	$3,456,575
Franchise	838,394	869,721	289,905	—	—	—	838,394	869,721	289,905
Mortgage warehouse lines of credit	234,643	204,225	270,586	—	—	—	234,643	204,225	270,586
Asset-based lending	870,970	873,146	842,432	936	1,924	235	871,906	875,070	842,667
Leases	356,069	294,404	267,687	535	510	387	356,604	294,914	268,074
PCI - commercial (1)	10,210	16,780	16,726	—	—	—	10,210	16,780	16,726
Total commercial	6,396,098	5,989,373	5,127,497	10,191	16,049	17,036	6,406,289	6,005,422	5,144,533
Commercial real estate
Construction	707,179	607,831	404,232	2,408	2,408	673	709,587	610,239	404,905
Land	111,951	104,407	104,156	202	394	1,725	112,153	104,801	105,881
Office	882,878	863,337	903,179	4,806	4,337	6,274	887,684	867,674	909,453
Industrial	790,598	763,554	756,474	2,193	7,047	10,295	792,791	770,601	766,769
Retail	918,859	911,996	896,930	1,635	597	916	920,494	912,593	897,846
Multi-family	814,244	806,981	778,427	354	643	90	814,598	807,624	778,517
Mixed use and other	2,013,568	1,945,677	1,808,223	5,382	6,498	4,442	2,018,950	1,952,175	1,812,665
PCI - commercial real estate(1)	146,237	170,380	172,298	—	—	—	146,237	170,380	172,298
Total commercial real estate	6,385,514	6,174,163	5,823,919	16,980	21,924	24,415	6,402,494	6,196,087	5,848,334
Home equity	680,001	716,032	752,342	9,482	9,761	8,562	689,483	725,793	760,904
Residential real estate, including PCI	748,339	692,472	641,251	14,471	12,749	12,413	762,810	705,221	653,664
Premium finance receivables
Commercial insurance loans	2,632,008	2,455,910	2,453,225	16,378	22,671	25,055	2,648,386	2,478,581	2,478,280
Life insurance loans	3,491,663	3,216,653	2,869,960	1,046	3,717	—	3,492,709	3,220,370	2,869,960
PCI - life insurance loans (1)	226,334	249,657	291,602	—	—	—	226,334	249,657	291,602
Consumer and other, including PCI	114,325	121,458	126,740	502	583	638	114,827	122,041	127,378
Total loans, net of unearned income, excluding covered loans	$20,674,282	$19,615,718	$18,086,536	$69,050	$87,454	$88,119	$20,743,332	$19,703,172	$18,174,655

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three and six months ended June 30, 2017 and 2016 is as follows:

Three months ended June 30, 2017		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$46,582	$52,633	$12,203	$5,530	$7,559	$1,312	$125,819
Other adjustments	(2)	(47)	—	(3)	22	—	(30)
Reclassification from allowance for unfunded lending-related commitments	92	14	—	—	—	—	106
Charge-offs	(913)	(1,985)	(1,631)	(146)	(1,878)	(175)	(6,728)
Recoveries	561	276	144	54	404	33	1,472
Provision for credit losses	6,038	1,448	418	708	245	95	8,952
Allowance for loan losses at period end	$52,358	$52,339	$11,134	$6,143	$6,352	$1,265	$129,591
Allowance for unfunded lending-related commitments at period end	$500	$1,205	$—	$—	$—	$—	$1,705
Allowance for credit losses at period end	$52,858	$53,544	$11,134	$6,143	$6,352	$1,265	$131,296
Individually evaluated for impairment	$2,528	$1,473	$1,296	$764	$—	$91	$6,152
Collectively evaluated for impairment	49,692	51,952	9,838	5,306	6,352	1,174	124,314
Loans acquired with deteriorated credit quality	638	119	—	73	—	—	830
Loans at period end
Individually evaluated for impairment	$14,469	$34,690	$9,633	$20,859	$—	$421	$80,072
Collectively evaluated for impairment	6,381,610	6,221,567	679,850	708,042	6,141,095	113,319	20,245,483
Loans acquired with deteriorated credit quality	10,210	146,237	—	3,736	226,334	1,087	387,604
Loans held at fair value	—	—	—	30,173	—	—	30,173

Three months ended June 30, 2016	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$38,435	$45,263	$12,915	$5,164	$7,205	$1,189	$110,171
Other adjustments	(59)	(70)	—	(9)	4	—	(134)
Reclassification from allowance for unfunded lending-related commitments	—	(40)	—	—	—	—	(40)
Charge-offs	(721)	(502)	(2,046)	(693)	(1,911)	(224)	(6,097)
Recoveries	121	296	71	31	633	35	1,187
Provision for credit losses	3,878	1,877	443	912	1,883	276	9,269
Allowance for loan losses at period end	$41,654	$46,824	$11,383	$5,405	$7,814	$1,276	$114,356
Allowance for unfunded lending-related commitments at period end	$—	$1,070	$—	$—	$—	$—	$1,070
Allowance for credit losses at period end	$41,654	$47,894	$11,383	$5,405	$7,814	$1,276	$115,426
Individually evaluated for impairment	$3,417	$2,121	$477	$625	$—	$5	$6,645
Collectively evaluated for impairment	37,571	45,736	10,906	4,720	7,814	1,271	108,018
Loans acquired with deteriorated credit quality	666	37	—	60	—	—	763
Loans at period end
Individually evaluated for impairment	$21,173	$49,284	$8,562	$17,281	$—	$536	$96,836
Collectively evaluated for impairment	5,106,634	5,626,752	752,342	615,831	5,348,240	126,842	17,576,641
Loans acquired with deteriorated credit quality	16,726	172,298	—	4,258	291,602	—	484,884
Loans held at fair value	—	—	—	16,294	—	—	16,294

Six months ended June 30, 2017		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Other adjustments	(21)	(83)	—	(7)	25	—	(86)
Reclassification from allowance for unfunded lending-related commitments	—	(32)	—	—	—	—	(32)
Charge-offs	(1,554)	(2,246)	(2,256)	(475)	(3,305)	(309)	(10,145)
Recoveries	834	830	209	232	1,016	174	3,295
Provision for credit losses	8,606	2,448	1,407	679	991	137	14,268
Allowance for loan losses at period end	$52,358	$52,339	$11,134	$6,143	$6,352	$1,265	$129,591
Allowance for unfunded lending-related commitments at period end	$500	$1,205	$—	$—	$—	$—	$1,705
Allowance for credit losses at period end	$52,858	$53,544	$11,134	$6,143	$6,352	$1,265	$131,296

Six months ended June 30, 2016		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Other adjustments	(68)	(146)	—	(39)	41	—	(212)
Reclassification from allowance for unfunded lending-related commitments	—	(121)	—	—	—	—	(121)
Charge-offs	(1,392)	(1,173)	(3,098)	(1,186)	(4,391)	(331)	(11,571)
Recoveries	750	665	119	143	1,420	71	3,168
Provision for credit losses	6,229	3,841	2,350	1,753	3,511	8	17,692
Allowance for loan losses at period end	$41,654	$46,824	$11,383	$5,405	$7,814	$1,276	$114,356
Allowance for unfunded lending-related commitments at period end	$—	$1,070	$—	$—	$—	$—	$1,070
Allowance for credit losses at period end	$41,654	$47,894	$11,383	$5,405	$7,814	$1,276	$115,426

A summary of activity in the allowance for covered loan losses for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$1,319	$2,507	$1,322	$3,026
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(303)	(702)	(838)	(2,648)
Benefit attributable to FDIC loss share agreements	242	562	670	2,119
Net provision for covered loan losses	(61)	(140)	(168)	(529)
Increase/decrease in FDIC indemnification liability/asset	(242)	(562)	(670)	(2,119)
Loans charged-off	(120)	(143)	(336)	(373)
Recoveries of loans charged-off	178	750	926	2,407
Net recoveries	58	607	590	2,034
Balance at end of period	$1,074	$2,412	$1,074	$2,412

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

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2017	2016	2016
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$29,037	$33,146	$42,968
Impaired loans with no allowance for loan loss required	50,281	57,370	53,008
Total impaired loans (2)	$79,318	$90,516	$95,976
Allowance for loan losses related to impaired loans	$5,633	$6,377	$6,611
TDRs	$33,091	$41,708	$49,635

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class, excluding covered loans, for the periods ended as follows:

				For the Six Months Ended
	As of June 30, 2017			June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$2,969	$3,006	$1,499	$3,061	$83
Asset-based lending	511	512	293	704	21
Leases	2,504	2,508	235	2,578	62
Commercial real estate
Construction	7,632	7,632	957	7,665	165
Land	1,750	1,750	7	1,750	32
Office	1,314	1,418	32	1,318	44
Industrial	—	—	—	—	—
Retail	1,582	1,631	130	1,596	40
Multi-family	1,513	1,513	27	1,518	28
Mixed use and other	1,455	1,531	302	1,478	35
Home equity	1,901	1,950	1,296	1,920	35
Residential real estate	5,815	6,090	764	5,731	118
Consumer and other	91	93	91	96	2
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$6,815	$7,785	$—	$7,285	$213
Asset-based lending	425	425	—	764	16
Leases	852	852	—	879	26
Commercial real estate
Construction	1,504	1,504	—	1,534	33
Land	2,375	2,472	—	2,380	56
Office	3,973	5,074	—	4,076	131
Industrial	2,193	3,622	—	4,328	190
Retail	1,188	1,273	—	1,188	51
Multi-family	89	174	—	89	4
Mixed use and other	7,761	9,299	—	8,494	239
Home equity	7,732	11,260	—	8,906	258
Residential real estate	15,044	17,068	—	15,203	368
Consumer and other	330	434	—	333	11
Total impaired loans, net of unearned income	$79,318	$90,876	$5,633	$84,874	$2,261

				For the Twelve Months Ended
	As of December 31, 2016			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$2,601	$2,617	$1,079	$2,649	$134
Asset-based lending	233	235	26	235	10
Leases	2,441	2,443	107	2,561	128
Commercial real estate
Construction	5,302	5,302	86	5,368	164
Land	1,283	1,283	1	1,303	47
Office	2,687	2,697	324	2,797	137
Industrial	5,207	5,843	1,810	7,804	421
Retail	1,750	1,834	170	2,039	101
Multi-family	—	—	—	—	—
Mixed use and other	3,812	4,010	592	4,038	195
Home equity	1,961	1,873	1,233	1,969	75
Residential real estate	5,752	6,327	849	5,816	261
Consumer and other	117	121	100	131	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$12,534	$14,704	$—	$14,944	$948
Asset-based lending	1,691	2,550	—	8,467	377
Leases	873	873	—	939	56
Commercial real estate
Construction	4,003	4,003	—	4,161	81
Land	3,034	3,503	—	3,371	142
Office	3,994	5,921	—	4,002	323
Industrial	2,129	2,436	—	2,828	274
Retail	—	—	—	—	—
Multi-family	1,903	1,987	—	1,825	84
Mixed use and other	6,815	7,388	—	6,912	397
Home equity	8,033	10,483	—	8,830	475
Residential real estate	11,983	14,124	—	12,041	622
Consumer and other	378	489	—	393	26
Total impaired loans, net of unearned income	$90,516	$103,046	$6,377	$105,423	$5,485

				For the Six Months Ended
	As of June 30, 2016			June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$10,253	$12,866	$3,280	$10,172	$375
Asset-based lending	—	—	—	—	—
Leases	387	387	128	390	10
Commercial real estate
Construction	—	—	—	—	—
Land	4,538	4,538	18	4,592	83
Office	2,401	3,059	176	2,427	70
Industrial	7,369	7,773	1,514	7,552	195
Retail	7,007	7,024	264	7,064	95
Multi-family	1,274	1,274	15	1,066	18
Mixed use and other	3,040	3,162	109	3,063	73
Home equity	1,349	1,511	477	1,443	30
Residential real estate	5,230	5,840	625	5,289	123
Consumer and other	120	148	5	123	4
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$10,092	$10,950	$—	$10,045	$328
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	2,677	2,677	—	2,693	77
Land	2,979	7,492	—	3,001	254
Office	6,967	8,715	—	7,107	227
Industrial	3,966	5,093	—	4,326	168
Retail	1,122	1,122	—	1,129	27
Multi-family	90	174	—	119	3
Mixed use and other	5,435	5,960	—	5,498	159
Home equity	7,213	9,674	—	8,356	219
Residential real estate	12,051	14,180	—	11,997	308
Consumer and other	416	494	—	427	14
Total impaired loans, net of unearned income	$95,976	$114,113	$6,611	$97,879	$2,860

TDRs

At June 30, 2017, the Company had $33.1 million in loans modified in TDRs. The $33.1 million in TDRs represents 77 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at June 30, 2017 and approximately $953,000 of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended June 30, 2017 and 2016, the Company recorded $49,000 and $135,000, respectively, of interest income, which was reflected as a decrease in impairment. For the six months ended June 30, 2017 and 2016, the Company recorded $104,000 and $225,000, respectively, of interest income, which was reflected as a decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at June 30, 2017, the Company had $8.4 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $12.4 million at June 30, 2017.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2017 and 2016, respectively, which represent TDRs:

Three months ended June 30, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	4	2,210	4	2,210	3	2,161	—	—	—	—
Total loans	4	$2,210	4	$2,210	3	$2,161	—	$—	—	$—

Three months ended June 30, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$275	1	$275	—	$—	—	$—	1	$275
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	1	380	1	380	1	380	1	380	—	—
Total loans	2	$655	2	$655	1	$380	1	$380	1	$275

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended June 30, 2017, four loans totaling $2.2 million were determined to be TDRs, compared to two loans totaling $655,000 during the three months ended June 30, 2016. Of these loans extended at below market terms, the weighted average extension had a term of approximately 54 months during the quarter ended June 30, 2017 compared to 36 months for the quarter ended June 30, 2016. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 195 basis points and 275 basis points during the three months ended June 30, 2017 and 2016, respectively. Interest-only payments terms were approximately six months during the three months ended June 30, 2016. Additionally, no principal balances were forgiven in the second quarter of 2017 compared to $300,000 of principal balance forgiven in the second quarter of 2016.

Six months ended June 30, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$95	1	$95	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	—	—	—	—	—	—
Residential real estate and other	6	2,383	6	2,383	5	2,334	—	—	—	—
Total loans	8	$3,723	8	$3,723	5	$2,334	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Six months ended June 30, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$317	2	$317	—	$—	—	$—	1	$275
Commercial real estate
Office	1	450	1	450	—	—	—	—	—	—
Industrial	6	7,921	6	7,921	3	7,196	—	—	—	—
Mixed use and other	2	150	2	150	—	—	—	—	—	—
Residential real estate and other	2	540	1	380	2	540	1	380	—	—
Total loans	13	$9,378	12	$9,218	5	$7,736	1	$380	1	$275

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the six months ended June 30, 2017, eight loans totaling $3.7 million were determined to be TDRs, compared to 13 loans totaling $9.4 million in the same period of 2016. Of these loans extended at below market terms, the weighted average extension had a term of approximately 36 months during the six months ended June 30, 2017 compared to six months for the six months ended June 30, 2016. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 184 basis points and 30 basis points for the year-to-date periods June 30, 2017 and 2016, respectively. Interest-only payment terms were approximately six months during the six months ended June 30, 2016. Additionally, no principal balances were forgiven in the first six months of 2017 compared to $300,000 of principal balance forgiven during the same period of 2016.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2017 and 2016, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2017		Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$123	1	$28	1	$28
Leases	2	2,949	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Mixed use and other	1	1,245	—	—	—	—
Residential real estate and other	11	2,925	1	232	1	232
Total loans	16	$7,242	2	$260	2	$260

(Dollars in thousands)	As of June 30, 2016		Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$317	—	$—	—	$—
Leases	—	—	—	—	—	—
Commercial real estate
Office	1	450	1	450	1	450
Industrial	6	7,921	3	725	3	725
Mixed use and other	4	351	1	16	3	217
Residential real estate and other	3	762	1	222	1	222
Total loans	16	$9,801	6	$1,413	8	$1,614

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2017	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2017
Community banking	$427,781	$999	$—	$(152)	$428,628
Specialty finance	38,692	—	—	826	39,518
Wealth management	32,114	—	—	—	32,114
Total	$498,587	$999	$—	$674	$500,260

The community banking segment's goodwill increased $847,000 in the first six months of 2017 primarily as a result of the acquisition of AHM. The specialty finance segment's goodwill increased $826,000 in the first six months of 2017 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2017, the Company utilized a quantitative approach for its annual goodwill impairment test of the community banking segment and determined that no impairment existed at that time. At December 31, 2016, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management segments and determined that no impairment existed at that time. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of June 30, 2017, the Company identified no such indicators of goodwill impairment within the specialty finance and wealth management segments.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of June 30, 2017 is as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$37,272	$37,272	$34,998
Accumulated amortization	(23,632)	(21,614)	(19,654)
Net carrying amount	$13,640	$15,658	$15,344
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,800	$1,800	$1,800
Accumulated amortization	(1,221)	(1,159)	(1,100)
Net carrying amount	$579	$641	$700
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(2,613)	(2,388)	(2,163)
Net carrying amount	$5,327	$5,552	$5,777
Total other intangible assets, net	$19,546	$21,851	$21,821

Estimated amortization
Actual in six months ended June 30, 2017	$2,305
Estimated remaining in 2017	2,086
Estimated—2018	3,778
Estimated—2019	3,206
Estimated—2020	2,580
Estimated—2021	2,039

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

Total amortization expense associated with finite-lived intangibles totaled approximately $2.3 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively.

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Balance:
Non-interest bearing	$6,294,052	$5,927,377	$5,367,672
NOW and interest bearing demand deposits	2,459,238	2,624,442	2,450,710
Wealth management deposits	2,464,162	2,209,617	1,904,121
Money market	4,449,385	4,441,811	4,384,134
Savings	2,419,463	2,180,482	1,851,863
Time certificates of deposit	4,519,392	4,274,903	4,083,250
Total deposits	$22,605,692	$21,658,632	$20,041,750
Mix:
Non-interest bearing	28%	27%	27%
NOW and interest bearing demand deposits	11	12	12
Wealth management deposits	11	10	10
Money market	19	21	22
Savings	11	10	9
Time certificates of deposit	20	20	20
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, LLC ("WHI"), trust and asset management customers of Company and brokerage customers from unaffiliated companies.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
FHLB advances	$318,270	$153,831	$588,055
Other borrowings:
Notes payable	44,959	52,445	59,937
Short-term borrowings	46,280	61,809	38,798
Other	49,765	18,154	18,564
Secured borrowings	136,706	130,078	135,312
Total other borrowings	277,710	262,486	252,611
Subordinated notes	139,029	138,971	138,915
Total FHLB advances, other borrowings and subordinated notes	$735,009	$555,288	$979,581

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

Notes Payable

At June 30, 2017, notes payable represented a $45.0 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement ("Credit Agreement") with unaffiliated banks dated December 15, 2014. The Credit Agreement consists of the Term Facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At June 30, 2017, the Company had a balance of $45.0 million compared to $52.4 million at December 31, 2016 and $59.9 million at June 30, 2016 under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At June 30, 2017, December 31, 2016 and June 30, 2016, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition. In December 2015, the Company amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 14, 2015 to December 12, 2016. In December 2016, the Company again amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 12, 2016 to December 11, 2017.

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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2017, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $46.3 million at June 30, 2017 compared to $61.8 million at December 31, 2016 and $38.8 million at June 30, 2016. At June 30, 2017, December 31, 2016 and June 30, 2016, securities sold under repurchase agreements represent $46.3 million, $61.8 million and $38.8 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of June 30, 2017, the Company had pledged securities related to its customer balances in sweep accounts of $69.4 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of June 30, 2017 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$44,372
Held-to-maturity securities pledged
U.S. Government agencies	25,000
Total collateral pledged	$69,372
Excess collateral	23,092
Securities sold under repurchase agreements	$46,280

Other Borrowings

Other borrowings at June 30, 2017 represent a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At June 30, 2017, the Fixed-Rate Promissory Note had a balance of $49.5 million. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. Under a previous fixed-rate promissory note with an unrelated creditor related to and secured by an office building owned by the Company, other borrowings totaled $17.7 million and $18.0 million at December 31, 2016 and June 30, 2016, respectively. In June 2017, this previous fixed-rate promissory note was paid-off upon the Company's issuance of the Fixed-Rate Promissory Note. At June 30, 2017, the non-recourse notes related to certain capital leases totaled $300,000 compared to $447,000 and $591,000 at December 31, 2016 and June 30, 2016, respectively.

Secured Borrowings

Secured borrowings at June 30, 2017 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At June 30, 2017, the translated balance of the secured borrowing totaled $123.4 million compared to $119.0 million at December 31, 2016 and $123.7 million at June 30, 2016. Additionally, the interest rate under the Receivables Purchase Agreement at June 30, 2017 was 1.6431%. The remaining $13.3 million within secured borrowings at June 30, 2017 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At June 30, 2017, the Company had outstanding subordinated notes totaling $139.0 million compared to $139.0 million and $138.9 million outstanding at December 31, 2016 and June 30, 2016, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(11) Junior Subordinated Debentures

As of June 30, 2017, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

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

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2017. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 6/30/2017	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	4.41%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	4.10%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	3.90%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	3.20%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	2.75%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	2.88%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	4.17%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	4.17%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	4.30%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	3.00%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	2.87%	06/2007	09/2037	06/2012
Total			$253,566		3.45%

The junior subordinated debentures totaled $253.6 million at June 30, 2017, December 31, 2016 and June 30, 2016.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2017, the weighted average contractual interest rate on the junior subordinated debentures was 3.45%. The Company entered into interest rate swaps and caps to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted rate on the junior subordinated debentures as of June 30, 2017, was 3.59%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2017	June 30, 2016
Net interest income:
Community Banking	$166,329	$142,251	$24,078	17%
Specialty Finance	28,558	24,352	4,206	17
Wealth Management	4,919	4,383	536	12
Total Operating Segments	199,806	170,986	28,820	17
Intersegment Eliminations	4,603	4,284	319	7
Consolidated net interest income	$204,409	$175,270	$29,139	17%
Non-interest income:
Community Banking	$65,007	$60,813	$4,194	7%
Specialty Finance	13,721	12,482	1,239	10
Wealth Management	20,573	19,863	710	4
Total Operating Segments	99,301	93,158	6,143	7
Intersegment Eliminations	(9,329)	(8,359)	(970)	(12)
Consolidated non-interest income	$89,972	$84,799	$5,173	6%
Net revenue:
Community Banking	$231,336	$203,064	$28,272	14%
Specialty Finance	42,279	36,834	5,445	15
Wealth Management	25,492	24,246	1,246	5
Total Operating Segments	299,107	264,144	34,963	13
Intersegment Eliminations	(4,726)	(4,075)	(651)	(16)
Consolidated net revenue	$294,381	$260,069	$34,312	13%
Segment profit:
Community Banking	$46,026	$34,576	$11,450	33%
Specialty Finance	14,849	12,044	2,805	23
Wealth Management	4,022	3,421	601	18
Consolidated net income	$64,897	$50,041	$14,856	30%
Segment assets:
Community Banking	$22,032,302	$20,190,707	$1,841,595	9%
Specialty Finance	4,255,109	3,645,077	610,032	17
Wealth Management	641,854	584,832	57,022	10
Consolidated total assets	$26,929,265	$24,420,616	$2,508,649	10%

	Six months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2017	June 30, 2016
Net interest income:
Community Banking	$322,609	$283,949	$38,660	14%
Specialty Finance	55,370	45,532	9,838	22
Wealth Management	9,975	8,866	1,109	13
Total Operating Segments	387,954	338,347	49,607	15
Intersegment Eliminations	9,035	8,432	603	7
Consolidated net interest income	$396,989	$346,779	$50,210	14%
Non-interest income:
Community Banking	$107,723	$106,480	$1,243	1%
Specialty Finance	27,877	24,885	2,992	12
Wealth Management	41,375	38,615	2,760	7
Total Operating Segments	176,975	169,980	6,995	4
Intersegment Eliminations	(18,238)	(16,429)	(1,809)	(11)
Consolidated non-interest income	$158,737	$153,551	$5,186	3%
Net revenue:
Community Banking	$430,332	$390,429	$39,903	10%
Specialty Finance	83,247	70,417	12,830	18
Wealth Management	51,350	47,481	3,869	8
Total Operating Segments	564,929	508,327	56,602	11
Intersegment Eliminations	(9,203)	(7,997)	(1,206)	(15)
Consolidated net revenue	$555,726	$500,330	$55,396	11%
Segment profit:
Community Banking	$83,703	$69,333	$14,370	21%
Specialty Finance	30,947	23,516	7,431	32
Wealth Management	8,625	6,303	2,322	37
Consolidated net income	$123,275	$99,152	$24,123	24%

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2017, December 31, 2016 and June 30, 2016:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016	June 30, 2017	December 31, 2016	June 30, 2016
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$8,644	$8,011	$12	$—	$—	$1,577
Interest rate derivatives designated as Fair Value Hedges	2,074	2,228	—	26	—	999
Total derivatives designated as hedging instruments under ASC 815	$10,718	$10,239	$12	$26	$—	$2,576
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$35,929	$38,974	$89,024	$35,317	$37,665	$88,316
Interest rate lock commitments	2,875	4,265	11,435	182	1,325	2,973
Forward commitments to sell mortgage loans	78	2,037	—	1,961	—	6,496
Foreign exchange contracts	103	879	581	165	849	551
Total derivatives not designated as hedging instruments under ASC 815	$38,985	$46,155	$101,040	$37,625	$39,839	$98,336
Total Derivatives	$49,703	$56,394	$101,052	$37,651	$39,839	$100,912

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

As of June 30, 2017, the Company had four interest rate swap derivatives designated as cash flow hedges of variable rate deposits. The interest rate swap derivatives had notional amounts of $200.0 million, $250.0 million, $275.0 million and $200.0 million and mature in June 2019, July 2019, August 2019 and June 2020, respectively. Additionally, as of June 30, 2017, the Company had two interest rate caps designated as hedges of the variable cash outflows associated with interest expense on the Company’s junior subordinated debentures. These cap derivatives had notional amounts of $50.0 million and $40.0 million, respectively, both maturing in September 2017. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the six months ended June 30, 2017 or June 30, 2016. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of June 30, 2017:

	June 30, 2017
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
June 2019	$200,000	$96
July 2019	250,000	3,750
August 2019	275,000	4,671
June 2020	200,000	122
Total Interest Rate Swaps	$925,000	$8,639
Interest Rate Caps:
September 2017	$50,000	$—
September 2017	40,000	5
Total Interest Rate Caps	$90,000	$5
Total Cash Flow Hedges	$1,015,000	$8,644
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Unrealized gain (loss) at beginning of period	$8,559	$(3,051)	$6,944	$(3,529)
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	821	832	1,037	1,555
Amount of (loss) gain recognized in other comprehensive income	(1,131)	(1,355)	268	(1,600)
Unrealized gain (loss) at end of period	$8,249	$(3,574)	$8,249	$(3,574)

As of June 30, 2017, the Company estimates that during the next twelve months, $2.3 million will be reclassified from accumulated other comprehensive gain as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2017, the Company has eleven interest rate swaps with an aggregate notional amount of $121.1 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net gain of $40,000 and $17,000 in other income related to hedge ineffectiveness for the three months ended June 30, 2017 and 2016, respectively. On a year-to-date basis, the Company recognized a net gain of $29,000 and a net loss of $22,000 in other income related to hedge ineffectiveness for the six months ended June 30, 2017 and 2016, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of June 30, 2017 and 2016:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative Three Months Ended		Amount of Gain Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain due to Hedge Ineffectiveness Three Months Ended
		June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate swaps	Trading losses, net	$(333)	$(329)	$373	$346	$40	$17

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative Six Months Ended		Amount of Gain Recognized in Income on Hedged Item Six Months Ended		Income Statement Gain/ (Loss) due to Hedge Ineffectiveness Six Months Ended
		June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate swaps	Trading losses, net	$(181)	$(883)	$210	$861	$29	$(22)

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At June 30, 2017, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $4.8 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from July 2017 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2017, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $824.3 million and interest rate lock commitments with an aggregate notional amount of approximately $446.2 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

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

As of June 30, 2017 the Company held foreign currency derivatives with an aggregate notional amount of approximately $39.7 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2017, December 31, 2016 or June 30, 2016.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate swaps and caps	Trading losses, net	$(365)	$(432)	$(668)	$(356)
Mortgage banking derivatives	Mortgage banking revenue	(48)	(2,707)	690	(843)
Covered call options	Fees from covered call options	890	4,649	1,649	6,361
Foreign exchange contracts	Trading losses, net	(64)	(173)	(92)	(236)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2017, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $11.3 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2016	June 30, 2017	December 31, 2016	June 30, 2016
Gross Amounts Recognized	$46,647	$49,213	$89,036	$35,343	$37,665	$90,892
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$46,647	$49,213	$89,036	$35,343	$37,665	$90,892
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(15,828)	(14,441)	(161)	(15,828)	(14,441)	(161)
Collateral Posted (1)	(3,150)	(8,530)	—	(19,515)	(12,400)	(90,731)
Net Credit Exposure	$27,669	$26,242	$88,875	$—	$10,824	$—

(1)
As of June 30, 2017 and June 30, 2016, the Company posted collateral of $21.0 million and $94.2 million, respectively, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At June 30, 2017, the Company classified $77.3 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $4.1 million of U.S. government agencies as Level 3 at June 30, 2017. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the second quarter of 2017, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2017 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

At June 30, 2017 and December 31, 2016, the Company held no equity securities classified as Level 3 compared to $25.2 million at June 30, 2016. At June 30, 2016, the securities in Level 3 were primarily comprised of auction rate preferred securities. The Company’s valuation methodology at that time included modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a market spread derived from the market price of the securities underlying debt. In 2016, the Company exchanged these auction rate securities for the underlying preferred securities, resulting in a $2.4 million gain on the nonmonetary sale. The Company classified the preferred securities received as Level 2 in the fair value hierarchy at the time of the transaction due to observable inputs other than quoted prices existing for the preferred securities.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. At June 30, 2017, the Company classified $30.2 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at June 30, 2017 was 3.70% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 9.42% at June 30, 2017. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit loss rate used as an input to value the specific loans was 0.89% with credit loss rates ranging from 0%-3% at June 30, 2017.

Mortgage servicing rights ("MSRs")—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At June 30, 2017, the Company classified $27.3 million of MSRs as Level 3. The weighted average discount rate used as an input to value the MSRs at June 30, 2017 was 9.81% with discount rates applied ranging from 9%-16%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds used as an input to value the MSRs at June 30, 2017 ranged from 0%-34% or a weighted average prepayment speed of 9.64%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $65 and $422, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation.

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

At June 30, 2017, the Company classified $1.0 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2017 was 89.79% with pull-through rates applied ranging from 40% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$119,081	$—	$119,081	$—
U.S. Government agencies	157,510	—	153,400	4,110
Municipal	124,120	—	46,779	77,341
Corporate notes	60,598	—	60,598	—
Mortgage-backed	1,153,290	—	1,153,290	—
Equity securities	35,037	—	35,037	—
Trading account securities	1,987	—	1,987	—
Mortgage loans held-for-sale	382,837	—	382,837	—
Loans held-for-investment	30,173	—	—	30,173
MSRs	27,307	—	—	27,307
Nonqualified deferred compensation assets	10,556	—	10,556	—
Derivative assets	49,703	—	48,656	1,047
Total	$2,152,199	$—	$2,012,221	$139,978
Derivative liabilities	$37,651	$—	$37,651	$—

	December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$141,983	$—	$141,983	$—
U.S. Government agencies	189,152	—	189,152	—
Municipal	131,809	—	52,183	79,626
Corporate notes	65,391	—	65,391	—
Mortgage-backed	1,161,084	—	1,161,084	—
Equity securities	35,248	—	35,248	—
Trading account securities	1,989	—	1,989	—
Mortgage loans held-for-sale	418,374	—	418,374	—
Loans held-for-investment	22,137	—	—	22,137
MSRs	19,103	—	—	19,103
Nonqualified deferred compensation assets	9,228	—	9,228	—
Derivative assets	56,394	—	54,103	2,291
Total	$2,251,892	$—	$2,128,735	$123,157
Derivative liabilities	$39,839	$—	$39,839	$—

	June 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$122,330	$—	$122,330	$—
U.S. Government agencies	69,916	—	69,916	—
Municipal	111,640	—	41,828	69,812
Corporate notes	69,690	—	69,690	—
Mortgage-backed	207,508	—	207,508	—
Equity securities	56,579	—	31,392	25,187
Trading account securities	3,613	—	3,613	—
Mortgage loans held-for-sale	554,256	—	554,256	—
Loans held-for-investment	16,294	—	16,294	—
MSRs	13,382	—	—	13,382
Nonqualified deferred compensation assets	9,076	—	9,076	—
Derivative assets	101,052	—	91,321	9,731
Total	$1,335,336	$—	$1,217,224	$118,112
Derivative liabilities	$100,912	$—	$100,912	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2017, December 31, 2016 and June 30, 2016 for mortgage loans held-for-sale measured at fair value under ASC 825 was $368.8 million, $414.4 million and $529.0 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $382.8 million, $418.4 million and $554.3 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2017, December 31, 2016 and June 30, 2016.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2017 and 2016 are summarized as follows:

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at April 1, 2017	$79,745	$—	$4,283	$28,548	$21,596	$3,582
Total net gains (losses) included in:
Net income (1)	—	—	—	1,304	5,711	(2,535)
Other comprehensive income (loss)	2,572	—	(173)	—	—	—
Purchases	3,293	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(8,269)	—	—	(2,159)	—	—
Net transfers into/(out of) Level 3	—	—	—	2,480	—	—
Balance at June 30, 2017	$77,341	$—	$4,110	$30,173	$27,307	$1,047

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2017	$79,626	$—	$—	$22,137	$19,103	$2,291
Total net gains (losses) included in:
Net income (1)	—	—	—	1,192	8,204	(1,244)
Other comprehensive income (loss)	3,029	—	(173)	—	—	—
Purchases	10,879	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(16,193)	—	—	(5,491)	—	—
Net transfers into/(out of) Level 3	—	—	4,283	12,335	—	—
Balance at June 30, 2017	$77,341	$—	$4,110	$30,173	$27,307	$1,047

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at April 1, 2016	$70,242	$24,054	$—	$—	$10,128	$9,917
Total net gains (losses) included in:
Net income (1)	—	—	—	—	3,254	(186)
Other comprehensive income	113	1,133	—	—	—	—
Purchases	1,003	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(1,546)	—	—	—	—	—
Net transfers into/(out of) Level 3	—	—	—	—	—	—
Balance at June 30, 2016	$69,812	$25,187	$—	$—	$13,382	$9,731

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2016	$68,613	$25,199	$—	$—	$9,092	$7,021
Total net gains (losses) included in:
Net income (1)	—	—	—	—	4,290	2,710
Other comprehensive income (loss)	100	(12)	—	—	—	—
Purchases	4,274	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(3,175)	—	—	—	—	—
Net transfers into/(out of) Level 3	—	—	—	—	—	—
Balance at June 30, 2016	$69,812	$25,187	$—	$—	$13,382	$9,731

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2017.

	June 30, 2017				Three Months Ended June 30, 2017 Fair Value Losses Recognized, net	Six Months Ended June 30, 2017 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$57,259	$—	$—	$57,259	$4,609	$6,330
Other real estate owned, including covered other real estate owned (1)	42,617	—	—	42,617	265	1,270
Total	$99,876	$—	$—	$99,876	$4,874	$7,600

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At June 30, 2017, the Company had $79.3 million of impaired loans classified as Level 3. Of the $79.3 million of impaired loans, $57.3 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $22.0 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for non-covered other real estate owned and covered other real estate owned. At June 30, 2017, the Company had $42.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2017 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$77,341	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	4,110	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	30,173	Discounted cash flows	Discount rate	3%-4%	3.70%	Decrease
			Credit loss rate	0%-3%	0.89%	Decrease
			Constant prepayment rate (CPR)	9.42%	9.42%	Decrease
MSRs	27,307	Discounted cash flows	Discount rate	9%-16%	9.81%	Decrease
			Constant prepayment rate (CPR)	0%-34%	9.64%	Decrease
			Cost of servicing	$65-$75	$65	Decrease
			Cost of servicing - delinquent	$200-$1,000	$422	Decrease
Derivatives	1,047	Discounted cash flows	Pull-through rate	40%-100%	89.79%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$57,259	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real estate owned	42,617	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2017		At December 31, 2016		At June 30, 2016
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$296,161	$296,161	$270,045	$270,045	$271,575	$271,575
Interest bearing deposits with banks	1,011,635	1,011,635	980,457	980,457	693,269	693,269
Available-for-sale securities	1,649,636	1,649,636	1,724,667	1,724,667	637,663	637,663
Held-to-maturity securities	793,376	787,489	635,705	607,602	992,211	1,010,179
Trading account securities	1,987	1,987	1,989	1,989	3,613	3,613
FHLB and FRB stock, at cost	80,812	80,812	133,494	133,494	121,319	121,319
Brokerage customer receivables	23,281	23,281	25,181	25,181	26,866	26,866
Mortgage loans held-for-sale, at fair value	382,837	382,837	418,374	418,374	554,256	554,256
Loans held-for-investment, at fair value	30,173	30,173	22,137	22,137	16,294	16,294
Loans held-for-investment, at amortized cost	20,763,278	21,921,002	19,739,180	20,755,320	18,263,609	19,212,397
MSRs	27,307	27,307	19,103	19,103	13,382	13,382
Nonqualified deferred compensation assets	10,556	10,556	9,228	9,228	9,076	9,076
Derivative assets	49,703	49,703	56,394	56,394	101,052	101,052
Accrued interest receivable and other	215,291	215,291	204,513	204,513	198,017	198,017
Total financial assets	$25,336,033	$26,487,870	$24,240,467	$25,228,504	$21,902,202	$22,868,958
Financial Liabilities
Non-maturity deposits	$18,086,300	$18,086,300	$17,383,729	$17,383,729	$15,958,500	$15,958,500
Deposits with stated maturities	4,519,392	4,503,645	4,274,903	4,263,576	4,083,250	4,086,350
FHLB advances	318,270	316,799	153,831	157,051	588,055	597,568
Other borrowings	277,710	277,710	262,486	262,486	252,611	252,611
Subordinated notes	139,029	143,126	138,971	135,268	138,915	141,858
Junior subordinated debentures	253,566	253,330	253,566	254,384	253,566	254,143
Derivative liabilities	37,651	37,651	39,839	39,839	100,912	100,912
FDIC indemnification liability	15,375	15,375	16,701	16,701	11,729	11,729
Accrued interest payable	6,460	6,460	6,421	6,421	6,175	6,175
Total financial liabilities	$23,653,753	$23,640,396	$22,530,447	$22,519,455	$21,393,713	$21,409,846

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

(15) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Outstanding awards under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of June 30, 2017, approximately 4.0 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants generally consist of a combination of time-vested non-qualified stock options, performance-based stock awards and performance-based cash awards. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% (for awards granted after 2014) or 200% (for awards granted prior to 2015) of the target award. The awards vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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
The following table presents the weighted average assumptions used to determine the fair value of options granted in the six month period ended June 30, 2016. No options were granted in the six month period ended June 30, 2017.

Six Months Ended
June 30,
2016
Expected dividend yield	0.9%
Expected volatility	25.2%
Risk-free rate	1.3%
Expected option life (in years)	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.8 million in the second quarter of 2017 and $2.3 million in the second quarter of 2016, and $5.7 million and $4.8 million for the 2017 and 2016 year-to-date periods, respectively.

A summary of the Company's stock option activity for the six months ended June 30, 2017 and June 30, 2016 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2017	1,698,912	$41.50
Granted	—	—
Exercised	(374,046)	40.28
Forfeited or canceled	(8,173)	42.49
Outstanding at June 30, 2017	1,316,693	$41.84	4.4	$45,561
Exercisable at June 30, 2017	765,711	$41.56	3.7	$26,707

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2016 was $8.61. The aggregate intrinsic value of options exercised during the six months ended June 30, 2017 and 2016, was $11.9 million and $1.2 million, respectively. Cash received from option exercises under the Plan for the six months ended June 30, 2017 and 2016 were $15.1 million and $3.7 million, respectively.

A summary of the Plans' restricted share activity for the six months ended June 30, 2017 and June 30, 2016 is presented below:

	Six months ended June 30, 2017		Six months ended June 30, 2016
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	133,425	$49.94	137,593	$49.63
Granted	13,385	72.36	14,546	43.95
Vested and issued	(10,104)	45.55	(8,523)	44.10
Forfeited or canceled	—	—	(504)	44.26
Outstanding at June 30	136,706	$52.46	143,112	$49.40
Vested, but not issuable at June 30	89,391	$51.55	88,696	$51.43

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2017 and June 30, 2016 is presented below:

	Six months ended June 30, 2017		Six months ended June 30, 2016
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	298,180	$43.64	276,533	$43.01
Granted	143,439	72.55	117,409	40.95
Vested and issued	(68,712)	46.85	(78,410)	37.90
Forfeited	(8,438)	49.47	(13,064)	41.13
Outstanding at June 30	364,469	$54.28	302,468	$43.62
Vested, but deferred at June 30	13,590	$42.60	6,646	$37.89

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

Series C Preferred Stock

In March 2012, the Company issued and sold 126,500 shares of non-cumulative perpetual convertible preferred stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”) for $126.5 million in a public offering. When, as and if declared, dividends on the Series C Preferred Stock were payable quarterly in arrears at a rate of 5.00% per annum. The Series C Preferred Stock was convertible into common stock at the option of the holder subject to customary anti-dilution adjustments. Additionally, on and after April 15, 2017, the Company had the right under certain circumstances to cause the Series C Preferred Stock to be converted into common stock if the closing price of the Company’s common stock exceeded a certain amount. In 2016, pursuant to such terms, 30 shares of the Series C Preferred Stock were converted at the option of the respective holders into 729 shares of the Company's common stock. On April 25, 2017, 2,073 shares of the Series C Preferred Stock were converted at the option of the respective holder into 51,244 shares of the Company's common stock, pursuant to the terms of the Series C Preferred Stock. On April 27, 2017, the Company caused a mandatory conversion of its remaining 124,184 shares of Series C Preferred Stock into 3,069,828 shares of the Company's common stock at a conversion rate of 24.72 shares of common stock per share of Series C Preferred Stock. Cash was paid in lieu of fractional shares for an amount considered insignificant.

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock with a term of 10 years. The exercise price, subject to customary anti-dilution, was $22.68 at June 30, 2017. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first six months of 2017 290,545 warrant shares were exercised, which resulted in 199,210 shares of common stock issued. At June 30, 2017, all remaining holders of the interest in the warrant were able to exercise 51,307 warrant shares.

Other

At the January 2017 Board of Directors meeting, a quarterly cash dividend of $0.14 per share ($0.56 on an annualized basis) was declared. It was paid on February 23, 2017 to shareholders of record as of February 9, 2017. At the April 2017 Board of Directors meeting, a quarterly cash dividend of $0.14 per share ($0.56 on an annualized basis) was declared. It was paid on May 25, 2017 to shareholders of record as of May 11, 2017.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at April 1, 2017	$(25,663)	$5,146	$(39,307)	$(59,824)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	10,683	(600)	2,833	12,916
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(29)	413	—	384
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(13)	—	—	(13)
Net other comprehensive income (loss) during the period, net of tax	$10,641	$(187)	$2,833	$13,287
Balance at June 30, 2017	$(15,022)	$4,959	$(36,474)	$(46,537)

Balance at January 1, 2017	$(29,309)	$4,165	$(40,184)	$(65,328)
Other comprehensive income during the period, net of tax, before reclassifications	15,162	165	3,710	19,037
Amount reclassified from accumulated other comprehensive income into net income, net of tax	5	629	—	634
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	$(880)	$—	$—	$(880)
Net other comprehensive income during the period, net of tax	$14,287	$794	$3,710	$18,791
Balance at June 30, 2017	$(15,022)	$4,959	$(36,474)	$(46,537)

Balance at April 1, 2016	$(1,204)	$(1,903)	$(36,803)	$(39,910)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	3,724	(822)	612	3,514
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(875)	505	—	(370)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	2,326	—	—	2,326
Net other comprehensive income (loss) during the period, net of tax	$5,175	$(317)	$612	$5,470
Balance at June 30, 2016	$3,971	$(2,220)	$(36,191)	$(34,440)

Balance at January 1, 2016	$(17,674)	$(2,193)	$(42,841)	$(62,708)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	18,912	(971)	6,650	24,591
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(1,679)	944	—	(735)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	4,412	—	—	4,412
Net other comprehensive income (loss) during the period, net of tax	$21,645	$(27)	$6,650	$28,268
Balance at June 30, 2016	$3,971	$(2,220)	$(36,191)	$(34,440)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2017	2016	2017	2016
Accumulated unrealized losses on securities
Gains (losses) included in net income	$47	$1,440	$(8)	$2,765	Gains (losses) on investment securities, net
	47	1,440	(8)	2,765	Income before taxes
Tax effect	$(18)	$(565)	$3	$(1,086)	Income tax expense
Net of tax	$29	$875	$(5)	$1,679	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$323	$338	$365	$593	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	358	494	$672	$962	Interest on junior subordinated debentures
	(681)	(832)	(1,037)	(1,555)	Income before taxes
Tax effect	$268	$327	$408	$611	Income tax expense
Net of tax	$(413)	$(505)	$(629)	$(944)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(In thousands, except per share data)		June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income		$64,897	$50,041	$123,275	$99,152
Less: Preferred stock dividends		2,050	3,628	5,678	7,256
Net income applicable to common shares—Basic	(A)	62,847	46,413	117,597	91,896
Add: Dividends on convertible preferred stock, if dilutive		—	1,578	1,578	3,156
Net income applicable to common shares—Diluted	(B)	62,847	47,991	119,175	95,052
Weighted average common shares outstanding	(C)	54,775	49,140	53,528	48,794
Effect of dilutive potential common shares
Common stock equivalents		927	856	994	778
Convertible preferred stock, if dilutive		885	3,109	1,987	3,109
Total dilutive potential common shares		1,812	3,965	2,981	3,887
Weighted average common shares and effect of dilutive potential common shares	(D)	56,587	53,105	56,509	52,681
Net income per common share:
Basic	(A/C)	$1.15	$0.94	$2.20	$1.88
Diluted	(B/D)	$1.11	$0.90	$2.11	$1.80

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 2017 compared with December 31, 2016 and June 30, 2016, and the results of operations for the three and six month periods ended June 30, 2017 and 2016, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2016 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Second Quarter Highlights

The Company recorded net income of $64.9 million for the second quarter of 2017 compared to $50.0 million in the second quarter of 2016. The results for the second quarter of 2017 demonstrate continued momentum on our operating strengths including strong loan and deposit growth, increased operating lease income and improving credit quality metrics. Combined with the continued loan growth, the improvement in net interest margin during the second quarter of 2017 resulted in higher net interest income in the current period. Additionally, the Company reduced its estimated FDIC indemnification liability by $4.9 million primarily as a result of an adjustment related to clawback provisions within certain loss-sharing agreements.

The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $18.2 billion at June 30, 2016 and $19.7 billion at December 31, 2016 to $20.7 billion at June 30, 2017. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s growth in the commercial, commercial real estate and life insurance premium finance receivables portfolios. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $204.4 million in the second quarter of 2017 compared to $175.3 million in the second quarter of 2016. The higher level of net interest income recorded in the second quarter of 2017 compared to the second quarter of 2016 resulted primarily from a $2.4 billion increase in average loans, excluding covered loans, and a substantial improvement in the net interest margin. This was partially offset by an increase in interest-bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $90.0 million in the second quarter of 2017 compared to $84.8 million in the second quarter of 2016. Increases from higher wealth management revenue, higher operating lease income, an increase in service charges on deposits and a reduction to the estimated FDIC indemnification liability were offset by lower fees from covered call options and lower gains on sales of investment securities (see “Non-Interest Income” for further detail).

Non-interest expense totaled $183.5 million in the second quarter of 2017, increasing $12.6 million, or 7%, compared to the second quarter of 2016. The increase compared to the second quarter of 2016 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from various acquisitions, and higher staffing levels as the Company grows, increased operating lease equipment depreciation, higher professional fees and an increase in data processing, marketing, and occupancy expenses (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the second quarter of 2017, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At June 30, 2017, the Company had approximately $1.3 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures for the three and six months ended June 30, 2017, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2017	June 30, 2016	Percentage (%) or Basis Point (bp) Change
Net income	$64,897	$50,041	30%
Net income per common share—Diluted	1.11	0.90	23
Net revenue (1)	294,381	260,069	13
Net interest income	204,409	175,270	17
Net interest margin	3.41%	3.24%	17 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.43%	3.27%	16
Net overhead ratio (3)	1.44%	1.46%	(2)
Return on average assets	1.00	0.85	15
Return on average common equity	9.55	8.43	112
Return on average tangible common equity (non-GAAP) (2)	12.02	11.12	90

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2017	June 30, 2016	Percentage (%) or Basis Point (bp) Change
Net income	$123,275	$99,152	24%
Net income per common share—Diluted	2.11	1.80	17
Net revenue (1)	555,726	500,330	11
Net interest income	396,989	346,779	14
Net interest margin	3.38%	3.26%	12 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.41%	3.29%	12
Net overhead ratio (3)	1.52	1.48	4
Return on average assets	0.97	0.85	12
Return on average common equity	9.24	8.49	75
Return on average tangible common equity (non-GAAP) (2)	11.74	11.22	52
At end of period
Total assets	$26,929,265	$24,420,616	10%
Total loans, excluding loans held-for-sale, excluding covered loans	20,743,332	18,174,655	14
Total loans, including loans held-for-sale, excluding covered loans	21,126,169	18,728,911	13
Total deposits	22,605,692	20,041,750	13
Total shareholders’ equity	2,839,458	2,623,595	8
Book value per common share (2)	48.73	45.96	6
Tangible common book value per share (2)	39.40	36.12	9
Market price per common share	76.44	51.00	50
Excluding covered loans:
Allowance for credit losses to total loans (4)	0.63%	0.64%	(1) bp
Non-performing loans to total loans	0.33%	0.48%	(15)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2017	2016	2017	2016
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$231,181	$197,064	$446,940	$389,295
Taxable-equivalent adjustment:
- Loans	831	523	1,621	1,032
- Liquidity Management Assets	866	932	1,773	1,852
- Other Earning Assets	2	8	7	14
(B) Interest Income - FTE	$232,880	$198,527	$450,341	$392,193
(C) Interest Expense (GAAP)	26,772	21,794	49,951	42,516
(D) Net Interest Income - FTE (B minus C)	$206,108	$176,733	$400,390	$349,677
(E) Net Interest Income (GAAP) (A minus C)	$204,409	$175,270	$396,989	$346,779
Net interest margin (GAAP-derived)	3.41%	3.24%	3.38%	3.26%
Net interest margin - FTE	3.43%	3.27%	3.41%	3.29%
(F) Non-interest income	$89,972	$84,799	$158,737	$153,551
(G) Gains (losses) on investment securities, net	47	1,440	(8)	2,765
(H) Non-interest expense	183,544	170,969	351,662	324,699
Efficiency ratio (H/(E+F-G))	62.36%	66.11%	63.28%	65.26%
Efficiency ratio - FTE (H/(D+F-G))	62.00%	65.73%	62.89%	64.88%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,839,458	$2,623,595
(I) Less: Convertible preferred stock	—	(126,257)
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(519,806)	(507,916)
(J) Total tangible common shareholders’ equity	$2,194,652	$1,864,422
Total assets	$26,929,265	$24,420,616
Less: Intangible assets	(519,806)	(507,916)
(K) Total tangible assets	$26,409,459	$23,912,700
Tangible common equity ratio (J/K)	8.3%	7.8%
Tangible common equity ratio, assuming full conversion of convertible preferred stock ((J-I)/K)	8.3%	8.3%
Calculation of book value per share
Total shareholders’ equity	$2,839,458	$2,623,595
Less: Preferred stock	(125,000)	(251,257)
(L) Total common equity	$2,714,458	$2,372,338
(M) Actual common shares outstanding	55,700	51,619
Book value per common share (L/M)	$48.73	$45.96
Tangible common book value per share (J/M)	$39.40	$36.12

Calculation of return on average common equity
(N) Net income applicable to common shares	62,847	46,413	117,597	91,896
Add: After-tax intangible asset amortization	726	781	1,497	1,593
(O) Tangible net income applicable to common shares	63,573	47,194	119,094	93,489
Total average shareholders' equity	2,800,905	2,465,732	2,771,768	2,427,751
Less: Average preferred stock	(161,028)	(251,257)	(205,893)	(251,259)
(P) Total average common shareholders' equity	2,639,877	2,214,475	2,565,875	2,176,492
Less: Average intangible assets	(519,340)	(507,439)	(519,840)	(501,516)
(Q) Total average tangible common shareholders’ equity	2,120,537	1,707,036	2,046,035	1,674,976
Return on average common equity, annualized (N/P)	9.55%	8.43%	9.24%	8.49%
Return on average tangible common equity, annualized (O/Q)	12.02%	11.12%	11.74%	11.22%

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

Net Income

Net income for the quarter ended June 30, 2017 totaled $64.9 million, an increase of $14.9 million, or 30%, compared to the second quarter of 2016. On a per share basis, net income for the second quarter of 2017 totaled $1.11 per diluted common share compared to $0.90 in the second quarter of 2016.

The most significant factors impacting net income for the second quarter of 2017 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets and an improvement in net interest margin, increased operating lease income, an increase in other income due to an adjustment in the estimated FDIC indemnification liability and an increase in wealth management revenue. These improvements were offset by a decrease in fees from covered call options, lower gains on investment securities and an increase in non-interest expense primarily attributable to higher salary and employee benefit costs caused by higher staffing levels as the Company grows, increased operating lease equipment depreciation and an increase in professional fees and marketing expenses.

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

Quarter Ended June 30, 2017 compared to the Quarters Ended March 31, 2017 and June 30, 2016

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the second quarter of 2017 as compared to the first quarter of 2017 (sequential quarters) and second quarter of 2016 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	March 31, 2017	June 30, 2016
Interest-bearing deposits with banks and cash equivalents(1)	722,349	780,752	639,753	1,635	1,624	794	0.91%	0.84%	0.50%
Investment securities	2,572,619	2,395,625	2,656,654	16,390	14,480	17,330	2.55	2.45	2.62
FHLB and FRB stock	99,438	94,090	116,706	1,153	1,070	1,112	4.66	4.61	3.83
Liquidity management assets(2)(7)	$3,394,406	$3,270,467	$3,413,113	$19,178	$17,174	$19,236	2.27%	2.13%	2.27%
Other earning assets(2)(3)(7)	25,749	25,236	29,759	162	183	238	2.53	2.95	3.21
Loans, net of unearned income(2)(4)(7)	20,599,718	19,923,606	18,204,552	212,892	199,186	177,571	4.15	4.05	3.92
Covered loans	51,823	56,872	109,533	648	918	1,482	5.01	6.55	5.44
Total earning assets(7)	$24,071,696	$23,276,181	$21,756,957	$232,880	$217,461	$198,527	3.88%	3.79%	3.67%
Allowance for loan and covered loan losses	(132,053)	(127,425)	(116,984)
Cash and due from banks	242,495	229,588	272,935
Other assets	1,868,811	1,829,004	1,841,847
Total assets	$26,050,949	$25,207,348	$23,754,755

Interest-bearing deposits	$15,621,674	$15,466,670	$14,065,995	$18,471	$16,270	$13,594	0.47%	0.43%	0.39%
FHLB advances	689,600	181,338	946,081	2,933	1,590	2,984	1.71	3.55	1.27
Other borrowings	240,547	255,012	248,233	1,149	1,139	1,086	1.92	1.81	1.76
Subordinated notes	139,007	138,980	138,898	1,786	1,772	1,777	5.14	5.10	5.12
Junior subordinated notes	253,566	253,566	253,566	2,433	2,408	2,353	3.80	3.80	3.67
Total interest-bearing liabilities	$16,944,394	$16,295,566	$15,652,773	$26,772	$23,179	$21,794	0.63%	0.58%	0.56%
Non-interest bearing deposits	5,904,679	5,787,034	5,223,384
Other liabilities	400,971	385,698	412,866
Equity	2,800,905	2,739,050	2,465,732
Total liabilities and shareholders’ equity	$26,050,949	$25,207,348	$23,754,755
Interest rate spread(5)(7)							3.25%	3.21%	3.11%
Less: Fully tax-equivalent adjustment				(1,699)	(1,702)	(1,463)	(0.02)	(0.03)	(0.03)
Net free funds/contribution(6)	$7,127,302	$6,980,615	$6,104,184				0.18	0.18	0.16
Net interest income/ margin(7) (GAAP)				$204,409	$192,580	$175,270	3.41%	3.36%	3.24%
Fully tax-equivalent adjustment				1,699	$1,702	$1,463	0.02	0.03	0.03
Net interest income/ margin - FTE (7)				$206,108	$194,282	$176,733	3.43%	3.39%	3.27%

(1)	Liquidity management assets include available-for-sale and held-to-maturity securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended June 30, 2017, March 31, 2017 and June 30, 2016 were $1.7 million, $1.7 million and $1.5 million respectively.

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

For the second quarter of 2017, net interest income totaled $204.4 million, an increase of $11.8 million as compared to the first quarter of 2017 and an increase of $29.1 million as compared to the second quarter of 2016. Net interest margin was 3.41% (3.43% on a fully tax-equivalent basis) during the second quarter of 2017 compared to 3.36% (3.39% on a fully tax-equivalent basis) during the first quarter of 2017 and 3.24% (3.27% on a fully tax-equivalent basis) during the second quarter of 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest-bearing deposits with banks and cash equivalents(1)	751,389	605,724	3,259	1,541	0.87%	0.51%
Investment securities	2,484,611	2,638,911	30,870	35,440	2.51	2.70
FHLB and FRB stock	96,779	111,990	2,223	2,049	4.64	3.68
Liquidity management assets(1)(2)(7)	$3,332,779	$3,356,625	$36,352	$39,030	2.20%	2.34%
Other earning assets(2)(3)(7)	25,494	29,246	345	474	2.73	3.26
Loans, net of unearned income(2)(4)(7)	20,263,842	17,856,572	412,078	349,196	4.10	3.93
Covered loans	54,505	125,442	1,566	3,493	5.79	5.60
Total earning assets(7)	$23,676,620	$21,367,885	$450,341	$392,193	3.84%	3.69%
Allowance for loan and covered loan losses	(129,751)	(114,506)
Cash and due from banks	236,077	266,139
Other assets	1,849,058	1,809,316
Total assets	$25,632,004	$23,328,834

Interest-bearing deposits	$15,544,603	$13,891,664	$34,741	$26,375	0.45%	0.38%
FHLB advances	436,873	885,592	4,523	5,870	2.09	1.33
Other borrowings	247,740	252,809	2,288	2,144	1.86	1.71
Subordinated notes	138,994	138,884	3,558	3,554	5.12	5.12
Junior subordinated notes	253,566	255,626	4,841	4,573	3.80	3.54
Total interest-bearing liabilities	$16,621,776	$15,424,575	$49,951	$42,516	0.60%	0.55%
Non-interest bearing deposits	5,845,083	5,081,565
Other liabilities	393,377	394,943
Equity	2,771,768	2,427,751
Total liabilities and shareholders’ equity	$25,632,004	$23,328,834
Interest rate spread(5)(7)					3.24%	3.14%
Less: Fully tax-equivalent adjustment			(3,401)	(2,898)	(0.03)	(0.03)
Net free funds/contribution(6)	$7,054,844	$5,943,310			0.17	0.15
Net interest income/ margin(7) (GAAP)			$396,989	$346,779	3.38%	3.26%
Fully tax-equivalent adjustment			3,401	2,898	0.03	0.03
Net interest income/ margin - FTE (7)			$400,390	$349,677	3.41%	3.29%

(1)	Liquidity management assets include available-for-sale and held-to-maturity securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended June 30, 2017 and June 30, 2016 were $3.4 million and $2.9 million respectively.

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

For the first six months of 2017 net interest income totaled $397.0 million, an increase of $50.2 million as compared to the first six month of 2016. Net interest margin was 3.38% (3.41% on a fully tax-equivalent basis) for the first six months of 2017 compared to 3.26% (3.29% on a fully tax-equivalent basis) for the first six months of 2016.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended June 30, 2017 to March 31, 2017 and June 30, 2016 and the six month periods ended June 30, 2017 and June 30, 2016. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2017 Compared to First Quarter of 2017	Second Quarter of 2017 Compared to Second Quarter of 2016	First Six Months of 2017 Compared to First Six Months of 2016
(Dollars in thousands)
Net interest income (GAAP) for comparative period	$192,580	$175,270	$346,779
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	4,149	23,878	50,542
Change due to interest rate fluctuations (rate)	5,564	5,261	1,584
Change due to number of days in each period	2,116	—	(1,916)
Net interest income (GAAP) for the period ended June 30, 2017	$204,409	$204,409	$396,989
Fully tax-equivalent adjustment	1,699	1,699	3,401
Net interest income - FTE	$206,108	$206,108	$400,390

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2017	June 30, 2016
Brokerage	$5,449	$6,302	$(853)	(14)%
Trust and asset management	14,456	12,550	1,906	15
Total wealth management	19,905	18,852	1,053	6
Mortgage banking	35,939	36,807	(868)	(2)
Service charges on deposit accounts	8,696	7,726	970	13
Gains (losses) on investment securities, net	47	1,440	(1,393)	(97)
Fees from covered call options	890	4,649	(3,759)	(81)
Trading losses, net	(420)	(316)	(104)	33
Operating lease income, net	6,805	4,005	2,800	70
Other:
Interest rate swap fees	2,221	1,835	386	21
BOLI	888	1,257	(369)	(29)
Administrative services	986	1,074	(88)	(8)
Gain on extinguishment of debt	—	—	—	NM
Early pay-offs of leases	10	—	10	NM
Miscellaneous	14,005	7,470	6,535	87
Total Other	18,110	11,636	6,474	56
Total Non-Interest Income	$89,972	$84,799	$5,173	6%

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2017	June 30, 2016
Brokerage	$11,669	$12,359	$(690)	(6)%
Trust and asset management	28,384	24,813	3,571	14
Total wealth management	40,053	37,172	2,881	8
Mortgage banking	57,877	58,542	(665)	(1)
Service charges on deposit accounts	16,961	15,132	1,829	12
(Losses) gains on investment securities, net	(8)	2,765	(2,773)	NM
Fees from covered call options	1,649	6,361	(4,712)	(74)
Trading losses, net	(740)	(484)	(256)	53
Operating lease income, net	12,587	6,811	5,776	85
Other:
Interest rate swap fees	3,654	6,273	(2,619)	(42)
BOLI	1,873	1,729	144	8
Administrative services	2,010	2,143	(133)	(6)
Gain on extinguishment of debt	—	4,305	(4,305)	NM
Early pay-offs of leases	1,221	—	1,221	NM
Miscellaneous	21,600	12,802	8,798	69
Total Other	30,358	27,252	3,106	11
Total Non-Interest Income	$158,737	$153,551	$5,186	3%

NM - Not Meaningful

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current period as compared to the second quarter of 2016 is primarily attributable to growth in assets under management due to new customers. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.

The decrease in mortgage banking revenue in the current quarter as compared to the same period of 2016 resulted primarily from lower origination volumes in the current quarter. Mortgage loans originated or purchased for sale decreased during the current quarter, totaling $1.1 billion in the second quarter of 2017 as compared to $1.2 billion in the second quarter of 2016. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights ("MSRs") as the Company does not hedge this change in fair value. The Company originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis. The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three months ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Retail originations	$963,396	$1,135,082	$1,588,367	$1,840,072
Correspondent originations	170,862	77,160	268,358	108,818
Total originations (A)	$1,134,258	$1,212,242	$1,856,725	$1,948,890

Purchases as a percentage of originations	84%	65%	77%	62%
Refinances as a percentage of originations	16	35	23	38
Total	100%	100%	100%	100%

Production revenue (1) (B)	$28,140	$32,221	$45,817	$52,151
Production margin (B/A)	2.48%	2.66%	2.47%	2.68%

Loans serviced for others (C)	$2,303,435	$1,250,062
MSRs, at fair value (D)	27,307	13,382
Percentage of MSRs to loans serviced for others (D/C)	1.19%	1.07%

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The decrease in net gains on investment securities in the current quarter primarily relates to the realized gains on sales and calls of certain securities that were held in the Company's investment securities portfolio in the second quarter of 2016.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased in the current year compared to the same period of 2016 primarily as a result of selling call options against a smaller value of underlying securities resulting in lower premiums received by the Company. There were no outstanding call option contracts at June 30, 2017 and June 30, 2016.

The increase in operating lease income in the current quarter compared to the prior year quarters is primarily related to growth in business from the Company's leasing divisions.

The increase in other non-interest income during the second quarter of 2017 as compared to the same period of 2016 is primarily due to a reduction in the estimated FDIC indemnification liability of $4.9 million in the second quarter of 2017 and higher swap fee revenues resulting from interest rate hedging transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2017	June 30, 2016
Salaries and employee benefits:
Salaries	$55,215	$52,924	$2,291	4%
Commissions and incentive compensation	34,050	32,531	1,519	5
Benefits	17,237	15,439	1,798	12
Total salaries and employee benefits	106,502	100,894	5,608	6
Equipment	9,909	9,307	602	6
Operating lease equipment depreciation	5,662	3,385	2,277	67
Occupancy, net	12,586	11,943	643	5
Data processing	7,804	7,138	666	9
Advertising and marketing	8,726	6,941	1,785	26
Professional fees	7,510	5,419	2,091	39
Amortization of other intangible assets	1,141	1,248	(107)	(9)
FDIC insurance	3,874	4,040	(166)	(4)
OREO expense, net	739	1,348	(609)	(45)
Other:
Commissions—3rd party brokers	1,033	1,324	(291)	(22)
Postage	2,080	2,038	42	2
Miscellaneous	15,978	15,944	34	—
Total other	19,091	19,306	(215)	(1)
Total Non-Interest Expense	$183,544	$170,969	$12,575	7%

	Six months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2017	June 30, 2016
Salaries and employee benefits:
Salaries	$110,223	$103,206	$7,017	7%
Commissions and incentive compensation	60,693	58,906	1,787	3
Benefits	34,902	34,593	309	1
Total salaries and employee benefits	205,818	196,705	9,113	5
Equipment	18,911	18,074	837	5
Operating lease equipment depreciation	10,298	5,435	4,863	89
Occupancy, net	25,687	23,891	1,796	8
Data processing	15,729	13,657	2,072	15
Advertising and marketing	13,876	10,720	3,156	29
Professional fees	12,170	9,478	2,692	28
Amortization of other intangible assets	2,305	2,546	(241)	(9)
FDIC insurance	8,030	7,653	377	5
OREO expense, net	2,404	1,908	496	26
Other:
Commissions—3rd party brokers	2,131	2,634	(503)	(19)
Postage	3,522	3,340	182	5
Miscellaneous	30,781	28,658	2,123	7
Total other	36,434	34,632	1,802	5
Total Non-Interest Expense	$351,662	$324,699	$26,963	8%

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the current period compared to the same period of 2016 primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows, higher employee benefits and higher incentive compensation on variable pay based arrangements.

Operating lease equipment depreciation increased in the current quarter compared to the same period of 2016 as a result of growth in business from the Company's leasing divisions.

The increase in advertising and marketing expenses during the current quarter compared to the same period of 2016 is primarily related to the higher expenses for community advertisements and sponsorships. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities, the Company's various products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the timing of sponsorship programs and type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors.

The increase in professional fees during the current quarter compared to the second quarter of 2016 is primarily related to consulting fees. Professional fees include legal, audit and tax fees, external loan review costs, consulting arrangements and normal regulatory exam assessments.

Income Taxes

The Company recorded income tax expense of $37.0 million for the three months ended June 30, 2017, compared to $29.9 million for same period of 2016. Income tax expense was $66.7 million and $59.3 million for the six months ended June 30, 2017 and 2016, respectively. The effective tax rates were 36.3% and 37.4% for the second quarters of 2017 and 2016, respectively, and 35.1% and 37.4% for the 2017 and 2016 year-to-date periods, respectively. The lower effective tax rate in the first six months of 2017 was primarily a result of recording $3.9 million of excess tax benefits during the period related to the adoption of new accounting rules related to income taxes attributed to share-based compensation that became effective on January 1, 2017. These excess tax benefits are expected to be higher in the first quarter of fiscal years when the majority of the Company's share-based awards vest, and will fluctuate throughout the remainder of the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

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

The community banking segment’s net interest income for the quarter ended June 30, 2017 totaled $166.3 million as compared to $142.3 million for the same period in 2016, an increase of $24.1 million, or 17%. On a year-to-date basis, net interest income for the segment increased by $38.7 million from $283.9 million for the first six months of 2016 to $322.6 million for the first six months of 2017. The increase in both the three and six month periods is primarily attributable to growth in earning assets and higher net interest margin. The community banking segment’s non-interest income totaled $65.0 million in the second quarter of 2017, an increase of $4.2 million, or 7%, when compared to the second quarter of 2016 total of $60.8 million. On a year-to-date basis, non-interest income totaled $107.7 million for the first six months of 2017, an increase of $1.2 million, or 1%, compared to $106.5 million in the six months ended June 30, 2016. The increase in non-interest income in the quarter and year-to-date periods was primarily attributable to increase in service charges on deposits and an adjustment to the estimated FDIC indemnification liability. The community banking segment’s net income for the quarter ended June 30, 2017 totaled $46.0 million, an increase of $11.5 million as compared to net income in the second quarter of 2016 of $34.6 million. On a year-to-date basis, the community banking segment's net income was $83.7 million for the first six months of 2017 as compared to $69.3 million for the first six months of 2016.

The specialty finance segment's net interest income totaled $28.6 million for the quarter ended June 30, 2017, compared to $24.4 million for the same period in 2016, an increase of $4.2 million, or 17%. On a year-to-date basis, net interest income increased by $9.8 million in the first six months of 2017 as compared to the first six months of 2016. The increase during both periods is primarily attributable to growth in earning assets. The specialty finance segment’s non-interest income totaled $13.7 million and $12.5 million for the three month periods ended June 30, 2017 and 2016, respectively. On a year-to-date basis, non-interest income increased by $3.0 million in the first six months of 2017 as compared to the first six months of 2016. The increase in non-interest income in the current year periods is primarily the result of higher originations and increased balances related to the life insurance premium finance portfolio as well as increased leasing activity since the prior year periods. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for

35%, 42%, 17% and 6%, respectively, of the total revenues of our specialty finance business for the six month period ended June 30, 2017. The net income of the specialty finance segment for the quarter ended June 30, 2017 totaled $14.8 million as compared to $12.0 million for the quarter ended June 30, 2016. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2017 totaled $30.9 million as compared to $23.5 million for the six months ended June 30, 2016.

The wealth management segment reported net interest income of $4.9 million for the second quarter of 2017 compared to $4.4 million in the same quarter of 2016. On a year-to-date basis, net interest income totaled $10.0 million for the first six months of 2017 as compared to $8.9 million for the first six months of 2016. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.1 billion and $958.9 million in the first six months of 2017 and 2016, respectively. This segment recorded non-interest income of $20.6 million for the second quarter of 2017 compared to $19.9 million for the second quarter of 2016. On a year-to-date basis, the wealth management segment's non-interest income totaled $41.4 million during the first six months of 2017 as compared to $38.6 million in the first six months of 2016. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $4.0 million for the second quarter of 2017 compared to $3.4 million for the second quarter of 2016. On a year-to-date basis, the wealth management segment's net income totaled $8.6 million and $6.3 million for the six month periods ended June 30, 2017 and 2016, respectively.

Financial Condition

Total assets were $26.9 billion at June 30, 2017, representing an increase of $2.5 billion, or 10%, when compared to June 30, 2016 and an increase of approximately $1.2 billion, or 18% on an annualized basis, when compared to March 31, 2017. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $23.6 billion at June 30, 2017, $22.6 billion at March 31, 2017, and $21.3 billion at June 30, 2016. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2017		March 31, 2017		June 30, 2016
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$6,184,352	26%	$5,931,606	25%	$5,030,253	22%
Commercial real estate	6,324,735	26	6,191,202	27	5,811,650	27
Home equity	698,112	3	719,525	3	771,992	4
Residential real estate (1)	1,079,339	4	988,121	4	1,024,441	5
Premium finance receivables	6,186,230	26	5,971,554	26	5,433,006	25
Other loans	126,950	1	121,598	1	133,210	1
Total loans, net of unearned income excluding covered loans (2)	$20,599,718	86%	$19,923,606	86%	$18,204,552	84%
Covered loans	51,823	—	56,872	—	109,533	1
Total average loans (2)	$20,651,541	86%	$19,980,478	86%	$18,314,085	85%
Liquidity management assets (3)	$3,394,406	14%	$3,270,467	14%	3,413,113	15%
Other earning assets (4)	25,749	—	25,236	—	29,759	—
Total average earning assets	$24,071,696	100%	$23,276,181	100%	$21,756,957	100%
Total average assets	$26,050,949		$25,207,348		$23,754,755
Total average earning assets to total average assets		92%		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Loans. Average total loans, net of unearned income, totaled $20.7 billion in the second quarter of 2017, increasing $2.3 billion, or 13%, from the second quarter of 2016 and $671.1 million, or 13% on an annualized basis, from the first quarter of 2017. Combined, the commercial and commercial real estate loan categories comprised 61% and 59% of the average loan portfolio in the second quarter of 2017 and 2016, respectively. Growth realized in these categories for the second quarter of 2017 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

Home equity loan portfolio averaged $698.1 million in the second quarter of 2017, and decreased $73.9 million, or 10% from the average balance of $772.0 million in same period of 2016. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $1.1 billion in the second quarter of 2017, and increased $54.9 million, or 5% from the average balance of $1.0 billion in same period of 2016. Additionally, compared to the quarter ended March 31, 2017, the average balance increased $91.2 million, or 37% on an annualized basis. The residential real estate loan category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $6.2 billion in the second quarter of 2017, and accounted for 30% of the Company’s average total loans. The increase during the second quarter of 2017 compared to both the first quarter of 2017 and the second quarter of 2016 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.9 billion of premium finance receivables were originated in the second quarter of 2017 compared to $1.8 billion during the same period of 2016. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 41% and 59%, respectively, of the average total balance of premium finance receivables for the second quarter of 2017, and 44% and 56%, respectively, for the second quarter of 2016.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2017		June 30, 2016
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$6,058,871	26%	$4,858,912	23%
Commercial real estate	6,258,445	26	5,720,238	27
Home equity	708,760	3	775,748	4
Residential real estate (1)	1,033,992	4	969,145	4
Premium finance receivables	6,079,485	26	5,396,920	25
Other loans	124,289	1	135,609	1
Total loans, net of unearned income excluding covered loans (2)	$20,263,842	86%	$17,856,572	84%
Covered loans	54,505	—	125,442	1
Total average loans (2)	$20,318,347	86%	$17,982,014	85%
Liquidity management assets (3)	$3,332,779	14%	$3,356,625	15%
Other earning assets (4)	25,494	—	29,246	—
Total average earning assets	$23,676,620	100%	$21,367,885	100%
Total average assets	$25,632,004		$23,328,834
Total average earning assets to total average assets		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first six months of 2017 increased $2.3 billion or 13% over the previous year period. Similar to the quarterly discussion above, approximately $1.2 billion of this increase relates to the commercial portfolio, $538.2 million of this increase relates to the commercial real estate portfolio and $682.6 million of this increase relates to the premium finance receivables portfolio.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2017		December 31, 2016		June 30, 2016
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$6,406,289	31%	$6,005,422	30%	$5,144,533	28%
Commercial real estate	6,402,494	31	6,196,087	31	5,848,334	31
Home equity	689,483	3	725,793	4	760,904	4
Residential real estate	762,810	3	705,221	4	653,664	4
Premium finance receivables—commercial	2,648,386	13	2,478,581	12	2,478,280	14
Premium finance receivables—life insurance	3,719,043	18	3,470,027	18	3,161,562	17
Consumer and other	114,827	1	122,041	1	127,378	1
Total loans, net of unearned income, excluding covered loans	$20,743,332	100%	$19,703,172	100%	$18,174,655	99%
Covered loans	50,119	—	58,145	—	105,248	1
Total loans	$20,793,451	100%	$19,761,317	100%	$18,279,903	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios (excluding covered loans) as of June 30, 2017 and 2016:

	As of June 30, 2017			As of June 30, 2016
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$4,094,532	32.0%	$35,542	$3,456,575	31.3%	$28,133
Franchise	838,394	6.5	5,305	289,905	2.6	3,337
Mortgage warehouse lines of credit	234,643	1.8	1,719	270,586	2.5	1,976
Asset-based lending	871,906	6.8	8,004	842,667	7.7	6,735
Leases	356,604	2.8	1,150	268,074	2.4	807
PCI - commercial loans (1)	10,210	0.1	638	16,726	0.2	666
Total commercial	$6,406,289	50.0%	$52,358	$5,144,533	46.7%	$41,654
Commercial Real Estate:
Construction	$709,587	5.5%	$9,187	$404,905	3.7%	$4,322
Land	112,153	0.9	3,596	105,881	1.0	3,455
Office	887,684	6.9	5,740	909,453	8.3	6,099
Industrial	792,791	6.2	5,201	766,769	7.0	6,443
Retail	920,494	7.2	5,971	897,846	8.2	6,060
Multi-family	814,598	6.4	8,226	778,517	7.1	7,746
Mixed use and other	2,018,950	15.8	14,299	1,812,665	16.5	12,662
PCI - commercial real estate (1)	146,237	1.1	119	172,298	1.5	37
Total commercial real estate	$6,402,494	50.0%	$52,339	$5,848,334	53.3%	$46,824
Total commercial and commercial real estate	$12,808,783	100.0%	$104,697	$10,992,867	100.0%	$88,478

Commercial real estate - collateral location by state:
Illinois	$4,988,746	77.9%		$4,622,897	79.1%
Wisconsin	689,007	10.8		597,531	10.2
Total primary markets	$5,677,753	88.7%		$5,220,428	89.3%
Indiana	142,137	2.2		125,210	2.1
Florida	105,897	1.7		77,829	1.3
Arizona	57,219	0.9		43,409	0.7
Ohio	46,652	0.7		18,923	0.3
Michigan	45,541	0.7		34,825	0.6
California	38,626	0.6		62,920	1.1
Other	288,669	4.5		264,790	4.6
Total	$6,402,494	100.0%		$5,848,334	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $52.4 million as of June 30, 2017 compared to $41.7 million as of June 30, 2016.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 88.7% of our commercial real estate loan portfolio is located in this region as of June 30, 2017. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of June 30, 2017, our allowance for loan losses related to this portfolio is $52.3 million compared to $46.8 million as of June 30, 2016.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Mortgage warehouse lines decreased to $234.6 million as of June 30, 2017 from $270.6 million as of June 30, 2016.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2017, our residential loan portfolio totaled $762.8 million, or 3% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of June 30, 2017, $14.3 million of our residential real estate mortgages, or 1.9% of our residential real estate loan portfolio were classified as nonaccrual, $775,000 were 90 or more days past due and still accruing (0.1%), $1.6 million were 30 to 89 days past due (0.2%) and $746.2 million were current (97.8%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2017 and 2016 was $2.3 billion and $1.3 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2017, approximately $1.8 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.6 billion in commercial insurance premium finance receivables in the second quarter of 2017 as compared to $1.5 billion of originations in the second quarter of 2016. During the six months ended June 30, 2017 and 2016, FIFC and FIFC Canada originated approximately $3.1 billion and $2.9 billion, respectively, in commercial insurance premium finance receivables. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. FIFC originated approximately $243.4 million in life insurance premium finance receivables in the second quarter of 2017 as compared to $270.9 million of originations in the second quarter of 2016. During the six months ended June 30, 2017 and 2016, FIFC originated approximately $447.2 million and $480.6 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio, excluding covered loans, at June 30, 2017 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2017	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$155,364	$703,707	$470,295	$1,329,366
Variable rate	5,067,733	7,288	1,902	5,076,923
Total commercial	$5,223,097	$710,995	$472,197	$6,406,289
Commercial real estate
Fixed rate	404,454	1,735,009	252,118	2,391,581
Variable rate	3,978,265	31,068	1,580	4,010,913
Total commercial real estate	$4,382,719	$1,766,077	$253,698	$6,402,494
Home Equity
Fixed rate	5,962	4,657	63,208	73,827
Variable rate	611,581	4,075	—	615,656
Total home equity	$617,543	$8,732	$63,208	$689,483
Residential real estate
Fixed rate	40,593	38,946	145,978	225,517
Variable rate	54,493	180,457	302,343	537,293
Total residential real estate	$95,086	$219,403	$448,321	$762,810
Premium finance receivables - commercial
Fixed rate	2,560,924	87,462	—	2,648,386
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$2,560,924	$87,462	$—	$2,648,386
Premium finance receivables - life insurance
Fixed rate	17,174	34,370	1,370	52,914
Variable rate	3,666,129	—	—	3,666,129
Total premium finance receivables - life insurance	$3,683,303	$34,370	$1,370	$3,719,043
Consumer and other
Fixed rate	54,315	13,124	3,536	70,975
Variable rate	43,852	—	—	43,852
Total consumer and other	$98,167	$13,124	$3,536	$114,827
Total per category
Fixed rate	3,238,786	2,617,275	936,505	6,792,566
Variable rate	13,422,053	222,888	305,825	13,950,766
Total loans, net of unearned income, excluding covered loans	$16,660,839	$2,840,163	$1,242,330	$20,743,332
Variable Rate Loan Pricing by Index:
Prime	$2,957,739
One- month LIBOR	6,514,657
Three- month LIBOR	500,408
Twelve- month LIBOR	3,525,934
Other	452,028
Total variable rate	$13,950,766

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$100	$174	$235
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	179	—	—	—
Premium finance receivables—commercial	5,922	4,991	7,962	10,558
Premium finance receivables—life insurance	1,046	2,024	3,717	—
Consumer and other	63	104	144	163
Total loans past due greater than 90 days and still accruing	7,210	7,219	11,997	10,956
Non-accrual loans (2):
Commercial	10,191	14,307	15,875	16,801
Commercial real estate	16,980	20,809	21,924	24,415
Home equity	9,482	11,722	9,761	8,562
Residential real estate	14,292	11,943	12,749	12,413
Premium finance receivables—commercial	10,456	12,629	14,709	14,497
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	439	350	439	475
Total non-accrual loans	61,840	71,760	75,457	77,163
Total non-performing loans:
Commercial	10,191	14,407	16,049	17,036
Commercial real estate	16,980	20,809	21,924	24,415
Home equity	9,482	11,722	9,761	8,562
Residential real estate	14,471	11,943	12,749	12,413
Premium finance receivables—commercial	16,378	17,620	22,671	25,055
Premium finance receivables—life insurance	1,046	2,024	3,717	—
Consumer and other	502	454	583	638
Total non-performing loans	$69,050	$78,979	$87,454	$88,119
Other real estate owned	16,853	17,090	17,699	22,154
Other real estate owned—from acquisitions	22,508	22,774	22,583	15,909
Other repossessed assets	532	544	581	420
Total non-performing assets	$108,943	$119,387	$128,317	$126,602
TDRs performing under the contractual terms of the loan agreement	28,008	28,392	29,911	33,310
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.16%	0.24%	0.27%	0.33%
Commercial real estate	0.27	0.33	0.35	0.42
Home equity	1.38	1.66	1.34	1.13
Residential real estate	1.90	1.66	1.81	1.90
Premium finance receivables—commercial	0.62	0.72	0.91	1.01
Premium finance receivables—life insurance	0.03	0.06	0.11	—
Consumer and other	0.44	0.38	0.48	0.50
Total non-performing loans	0.33%	0.40%	0.44%	0.48%
Total non-performing assets, as a percentage of total assets	0.40%	0.46%	0.50%	0.52%
Allowance for loan losses as a percentage of total non-performing loans	187.68%	159.31%	139.83%	129.78%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $5.1 million, $11.3 million, $11.8 million and $16.3 million as of June 30, 2017, March 31, 2017, December 31, 2016 and June 30, 2016 respectively.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at June 30, 2017 and March 31, 2017:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of June 30, 2017
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$8,720	$—	$5,917	$12,658	$4,067,237	$4,094,532
Franchise	—	—	—	—	838,394	838,394
Mortgage warehouse lines of credit	—	—	—	2,361	232,282	234,643
Asset-based lending	936	—	983	7,293	862,694	871,906
Leases	535	—	—	60	356,009	356,604
PCI - commercial (1)	—	1,572	162	—	8,476	10,210
Total commercial	10,191	1,572	7,062	22,372	6,365,092	6,406,289
Commercial real estate
Construction	2,408	—	—	—	707,179	709,587
Land	202	—	—	6,455	105,496	112,153
Office	4,806	—	607	7,725	874,546	887,684
Industrial	2,193	—	—	709	789,889	792,791
Retail	1,635	—	—	15,081	903,778	920,494
Multi-family	354	—	—	1,186	813,058	814,598
Mixed use and other	5,382	—	713	7,590	2,005,265	2,018,950
PCI - commercial real estate (1)	—	8,768	322	3,303	133,844	146,237
Total commercial real estate	16,980	8,768	1,642	42,049	6,333,055	6,402,494
Home equity	9,482	—	855	2,858	676,288	689,483
Residential real estate, including PCI	14,292	775	1,273	300	746,170	762,810
Premium finance receivables
Commercial insurance loans	10,456	5,922	4,951	11,713	2,615,344	2,648,386
Life insurance loans	—	1,046	—	16,977	3,474,686	3,492,709
PCI - life insurance loans (1)	—	—	—	—	226,334	226,334
Consumer and other, including PCI	439	125	331	515	113,417	114,827
Total loans, net of unearned income, excluding covered loans	$61,840	$18,208	$16,114	$96,784	$20,550,386	$20,743,332
Covered loans	1,961	2,504	113	598	44,943	50,119
Total loans, net of unearned income	$63,801	$20,712	$16,227	$97,382	$20,595,329	$20,793,451

Aging as a % of Loan Balance: As of June 30, 2017	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.2%	—%	0.1%	0.3%	99.4%	100.0%
Franchise	—	—	—	—	100.0	100.0
Mortgage warehouse lines of credit	—	—	—	1.0	99.0	100.0
Asset-based lending	0.1	—	0.1	0.8	99.0	100.0
Leases	0.2	—	—	—	99.8	100.0
PCI - commercial (1)	—	15.4	1.6	—	83.0	100.0
Total commercial	0.2	—	0.1	0.3	99.4	100.0
Commercial real estate
Construction	0.3	—	—	—	99.7	100.0
Land	0.2	—	—	5.8	94.0	100.0
Office	0.5	—	0.1	0.9	98.5	100.0
Industrial	0.3	—	—	0.1	99.6	100.0
Retail	0.2	—	—	1.6	98.2	100.0
Multi-family	—	—	—	0.1	99.9	100.0
Mixed use and other	0.3	—	—	0.4	99.3	100.0
PCI - commercial real estate (1)	—	6.0	0.2	2.3	91.5	100.0
Total commercial real estate	0.3	0.1	—	0.7	98.9	100.0
Home equity	1.4	—	0.1	0.4	98.1	100.0
Residential real estate, including PCI	1.9	0.1	0.2	—	97.8	100.0
Premium finance receivables
Commercial insurance loans	0.4	0.2	0.2	0.4	98.8	100.0
Life insurance loans	—	—	—	0.5	99.5	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.4	0.1	0.3	0.4	98.8	100.0
Total loans, net of unearned income, excluding covered loans	0.3%	0.1%	0.1%	0.5%	99.0%	100.0%
Covered loans	3.9	5.0	0.2	1.2	89.7	100.0
Total loans, net of unearned income	0.3%	0.1%	0.1%	0.5%	99.0%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
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

As of June 30, 2017, $16.1 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $96.8 million or 0.5%, were 30 to 59 days (or one payment) past due. As of March 31, 2017, $18.5 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $162.8 million, or 0.8%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2017 that were current with regard to the contractual terms of the loan agreement represent 98.1% of the total home equity portfolio. Residential real estate loans at June 30, 2017 that were current with regards to the contractual terms of the loan agreements comprise 97.8% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$78,979	$89,499	$87,454	$84,057
Additions, net	10,888	10,351	19,497	22,517
Return to performing status	(975)	(873)	(2,567)	(2,879)
Payments received	(10,684)	(4,810)	(16,298)	(8,118)
Transfer to OREO and other repossessed assets	(2,543)	(1,818)	(4,204)	(3,898)
Charge-offs	(4,344)	(2,943)	(5,624)	(3,476)
Net change for niche loans (1)	(2,271)	(1,287)	(9,208)	(84)
Balance at end of period	$69,050	$88,119	$69,050	$88,119

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for loan losses was appropriate at June 30, 2017, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Allowance for loan losses at beginning of period	$125,819	$110,171	$122,291	$105,400
Provision for credit losses	8,952	9,269	14,268	17,692
Other adjustments	(30)	(134)	(86)	(212)
Reclassification to allowance for unfunded lending-related commitments	106	(40)	(32)	(121)
Charge-offs:
Commercial	913	721	1,554	1,392
Commercial real estate	1,985	502	2,246	1,173
Home equity	1,631	2,046	2,256	3,098
Residential real estate	146	693	475	1,186
Premium finance receivables—commercial	1,878	1,911	3,305	4,391
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	175	224	309	331
Total charge-offs	6,728	6,097	10,145	11,571
Recoveries:
Commercial	561	121	834	750
Commercial real estate	276	296	830	665
Home equity	144	71	209	119
Residential real estate	54	31	232	143
Premium finance receivables—commercial	404	633	1,016	1,420
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	33	35	174	71
Total recoveries	1,472	1,187	3,295	3,168
Net charge-offs	(5,256)	(4,910)	(6,850)	(8,403)
Allowance for loan losses at period end	$129,591	$114,356	$129,591	$114,356
Allowance for unfunded lending-related commitments at period end	1,705	1,070	1,705	1,070
Allowance for credit losses at period end	$131,296	$115,426	$131,296	$115,426
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.02%	0.05%	0.02%	0.03%
Commercial real estate	0.11	0.01	0.05	0.02
Home equity	0.85	1.03	0.58	0.77
Residential real estate	0.03	0.26	0.05	0.22
Premium finance receivables—commercial	0.23	0.21	0.19	0.25
Premium finance receivables—life insurance	0.00	0.00	0.00	0.00
Consumer and other	0.45	0.57	0.22	0.38
Total loans, net of unearned income, excluding covered loans	0.10%	0.11%	0.07%	0.09%
Net charge-offs as a percentage of the provision for credit losses	58.71%	52.97%	48.01%	47.50%
Loans at period-end, excluding covered loans	$20,743,332	$18,174,655
Allowance for loan losses as a percentage of loans at period end	0.62%	0.63%
Allowance for credit losses as a percentage of loans at period end	0.63%	0.64%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.7 million and $1.1 million as of June 30, 2017 and June 30, 2016, respectively.

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

At June 30, 2017, the Company had $79.3 million of impaired loans with $29.0 million of this balance requiring $5.6 million of specific impairment reserves. At March 31, 2017, the Company had $87.5 million of impaired loans with $40.0 million of this balance requiring $8.2 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from March 31, 2017 to June 30, 2017 occurred within the commercial real estate industrial and commercial real estate mixed use and other portfolios. The recorded investment and specific impairment reserves in the commercial real estate industrial portfolio decreased by $4.8 million and $1.7 million, respectively, which was primarily the result of the sale and partial charge-off of one relationship in the second quarter of 2017 with a recorded investment of $4.0 million and a specific impairment reserve of $1.7 million. The recorded investment and specific impairment reserves in the commercial real estate mixed use and other portfolio decreased by $4.0 million and $600,000, respectively. These decreases were primarily the result of three loans with total recorded investment of $3.0 million and specific impairment reserves of $586,000 no longer requiring specific impairment reserves during the second quarter of 2017. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

In 2017, the Company modified its historical loss experience analysis by incorporating seven-year average loss rate assumptions, for its historical loss experience to capture an extended credit cycle. The current seven-year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three-, four-, five- and six-year average historical loss rates on a quarterly basis as a comparison.

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

TDRs

At June 30, 2017, the Company had $33.1 million in loans modified in TDRs. The $33.1 million in TDRs represents 77 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $39.7 million representing 85 credits at March 31, 2017 and decreased from $49.6 million representing 97 credits at June 30, 2016.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was reviewed for impairment at June 30, 2017 and approximately $953,000 of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at June 30, 2017, the Company was committed to lend additional $122,000 funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(Dollars in thousands)	2017	2017	2016
Accruing TDRs:
Commercial	$3,886	$4,607	$3,931
Commercial real estate	17,349	18,923	24,450
Residential real estate and other	6,773	4,862	4,929
Total accruing TDRs	$28,008	$28,392	$33,310
Non-accrual TDRs: (1)
Commercial	$1,110	$1,424	$1,477
Commercial real estate	1,839	7,338	12,240
Residential real estate and other	2,134	2,515	2,608
Total non-accrual TDRs	$5,083	$11,277	$16,325
Total TDRs:
Commercial	$4,996	$6,031	$5,408
Commercial real estate	19,188	26,261	36,690
Residential real estate and other	8,907	7,377	7,537
Total TDRs	$33,091	$39,669	$49,635
Weighted-average contractual interest rate of TDRs	4.28%	4.37%	4.31%

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of June 30, 2017 and June 30, 2016, and shows the changes in the balance during those periods:

Three Months Ended June 30, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,031	$26,261	$7,377	$39,669
Additions during the period	—	—	2,210	2,210
Reductions:
Charge-offs	(287)	(805)	—	(1,092)
Transferred to OREO and other repossessed assets	—	(610)	—	(610)
Removal of TDR loan status (1)	(610)	(1,648)	—	(2,258)
Payments received	(138)	(4,010)	(680)	(4,828)
Balance at period end	$4,996	$19,188	$8,907	$33,091

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Three Months Ended June 30, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,225	$39,888	$7,442	$52,555
Additions during the period	275	—	380	655
Reductions:
Charge-offs	—	(410)	(212)	(622)
Transferred to OREO and other repossessed assets	—	(684)	—	(684)
Removal of TDR loan status (1)	—	(739)	—	(739)
Payments received	(92)	(1,365)	(73)	(1,530)
Balance at period end	$5,408	$36,690	$7,537	$49,635

Six Months Ended June 30, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,130	$28,146	$7,432	$41,708
Additions during the period	95	1,245	2,383	3,723
Reductions:
Charge-offs	(315)	(925)	(77)	(1,317)
Transferred to OREO and other repossessed assets	—	(610)	(96)	(706)
Removal of TDR loan status (1)	(610)	(2,331)	—	(2,941)
Payments received	(304)	(6,337)	(735)	(7,376)
Balance at period end	$4,996	$19,188	$8,907	$33,091

Six Months Ended June 30, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,747	$38,707	$7,399	$51,853
Additions during the period	317	8,521	540	9,378
Reductions:
Charge-offs	(20)	(834)	(212)	(1,066)
Transferred to OREO and other repossessed assets	—	(684)	—	(684)
Removal of TDR loan status (1)	—	(5,156)	—	(5,156)
Payments received	(636)	(3,864)	(190)	(4,690)
Balance at period end	$5,408	$36,690	$7,537	$49,635

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance at beginning of period	$39,864	$41,002	$40,282	$43,945
Disposal/resolved	(4,270)	(6,591)	(6,914)	(13,357)
Transfers in at fair value, less costs to sell	3,965	1,309	6,233	4,600
Transfers in from covered OREO subsequent to loss share expiration	—	3,300	760	3,300
Additions from acquisition	—	—	—	1,064
Fair value adjustments	(198)	(957)	(1,000)	(1,489)
Balance at end of period	$39,361	$38,063	$39,361	$38,063

	Period End
(Dollars in thousands)	June 30, 2017	March 31, 2017	June 30, 2016
Residential real estate	$7,684	$7,597	$9,153
Residential real estate development	755	1,240	2,133
Commercial real estate	30,922	31,027	26,777
Total	$39,361	$39,864	$38,063

Deposits

Total deposits at June 30, 2017 were $22.6 billion, an increase of $2.6 billion, or 13%, compared to total deposits at June 30, 2016. See Note 9 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2017:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2017 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$537	$37,577	$128,018	$637,354	$803,486	0.67%
4-6 months	1,252	30,757	—	792,236	824,245	0.91%
7-9 months	1,494	25,237	—	826,270	853,001	0.99%
10-12 months	59,732	15,749	—	714,749	790,230	1.04%
13-18 months	—	17,213	—	737,219	754,432	1.17%
19-24 months	249	10,922	—	179,144	190,315	1.25%
24+ months	1,000	17,467	—	285,216	303,683	1.45%
Total	$64,264	$154,922	$128,018	$4,172,188	$4,519,392	1.00%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2017		March 31, 2017		June 30, 2016
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$5,904,679	27%	$5,787,034	27%	$5,223,384	28%
NOW and interest bearing demand deposits	2,470,131	11	2,512,598	12	2,383,125	12
Wealth management deposits	2,091,251	10	2,082,285	10	1,585,607	8
Money market	4,435,670	21	4,407,902	21	4,308,657	22
Savings	2,329,195	11	2,227,024	10	1,803,421	9
Time certificates of deposit	4,295,427	20	4,236,861	20	3,985,185	21
Total average deposits	$21,526,353	100%	$21,253,704	100%	$19,289,379	100%

Total average deposits for the second quarter of 2017 were $21.5 billion, an increase of $2.2 billion, or 12%, from the second quarter of 2016. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $681.3 million, or 13%, in the second quarter of 2017 compared to the second quarter of 2016.

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

	June 30,		December 31,
(Dollars in thousands)	2017	2016	2016	2015	2014
Total deposits	$22,605,692	$20,041,750	$21,658,632	$18,639,634	$16,281,844
Brokered deposits	1,552,893	1,020,233	1,159,475	862,026	718,986
Brokered deposits as a percentage of total deposits	6.9%	5.1%	5.4%	4.6%	4.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2017	2017	2016
FHLB advances	$689,600	$181,338	$946,081
Other borrowings:
Notes payable	48,662	52,363	63,642
Short-term borrowings	42,074	52,002	41,597
Secured borrowings	131,582	132,577	124,317
Other	18,229	18,070	18,677
Total other borrowings	$240,547	$255,012	$248,233
Subordinated notes	139,007	138,980	138,898
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$1,322,720	$828,896	$1,586,778
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $318.3 million at June 30, 2017, compared to $227.6 million at March 31, 2017 and $588.1 million at June 30, 2016.

Notes payable balances represent the balances on a $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2017, the Company had a balance under the term facility of $45.0 million compared to $52.4 million at March 31, 2017 and $59.9 million at June 30, 2016. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At June 30, 2017, March 31, 2017 and June 30, 2016, the Company had no outstanding balance on the $75.0 million revolving credit facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $46.3 million at June 30, 2017 compared to $39.2 million at March 31, 2017 and $38.8 million at June 30, 2016. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The proceeds received from these transactions are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $123.4 million at June 30, 2017 compared to $120.1 million at March 31, 2017 and $123.7 million at June 30, 2016. At June 30, 2017, the interest rate of the Canadian Secured Borrowing was 1.6431%.

Other borrowings include fixed-rate promissory notes related to office buildings owned by the Company and non-recourse notes issued by the Company to other banks related to certain capital leases. At June 30, 2017, the fixed-rate promissory note had a balance of $49.5 million compared to $17.6 million at March 31, 2017 and $18.0 million at June 30, 2016. The increase in the second quarter of 2017 was the result of the Company issuing a $49.6 million fixed-rate promissory note in June 2017. At that time, the previous note to an unrelated creditor was paid-off by the Company.

At June 30, 2017, the Company had outstanding subordinated notes totaling $139.0 million compared to $139.0 million and $138.9 million outstanding at March 31, 2017 and June 30, 2016, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of June 30, 2017, March 31, 2017 and June 30, 2016. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. In January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	June 30, 2017	March 31, 2017	June 30, 2016
Leverage ratio	9.2%	9.3%	9.2%
Tier 1 capital to risk-weighted assets	9.8	10.0	10.1
Common equity Tier 1 capital to risk-weighted assets	9.3	8.9	8.9
Total capital to risk-weighted assets	12.0	12.2	12.4
Total average equity-to-total average assets(1)	10.8	10.9	10.4

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2017, the Company declared a quarterly cash dividend of $0.14 per common share. In January, April, July and October of 2016, the Company declared a quarterly cash dividend of $0.12 per common share.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2017, March 31, 2017 and June 30, 2016 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2017	19.3%	10.4%	(13.5)%
March 31, 2017	17.7%	9.3%	(13.2)%
June 30, 2016	16.9%	8.9%	(8.9)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2017	7.8%	4.0%	(4.6)%
March 31, 2017	7.3%	3.9%	(4.8)%
June 30, 2016	7.0%	3.5%	(3.7)%

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

During the first six months of 2017 and 2016, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2017 and 2016.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2017. There is currently no authorization to repurchase shares of outstanding common stock.

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	August 8, 2017	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements