Form 10-Q
period 2017-09-30
WINTRUST FINANCIAL CORP
filed 2017-11-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Common Stock — no par value, 55,923,249 shares, as of October 31, 2017

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2017	December 31, 2016	September 30, 2016
Assets
Cash and due from banks	$251,896	$267,194	$242,825
Federal funds sold and securities purchased under resale agreements	56	2,851	4,122
Interest bearing deposits with banks	1,218,728	980,457	816,104
Available-for-sale securities, at fair value	1,665,903	1,724,667	1,650,096
Held-to-maturity securities, at amortized cost ($807.0 million, $607.6 million and $942.7 million fair value at September 30, 2017, December 31, 2016 and September 30, 2016 respectively)	819,340	635,705	932,767
Trading account securities	643	1,989	1,092
Federal Home Loan Bank and Federal Reserve Bank stock	87,192	133,494	129,630
Brokerage customer receivables	23,631	25,181	25,511
Mortgage loans held-for-sale	370,282	418,374	559,634
Loans, net of unearned income, excluding covered loans	20,912,781	19,703,172	19,101,261
Covered loans	46,601	58,145	95,940
Total loans	20,959,382	19,761,317	19,197,201
Allowance for loan losses	(133,119)	(122,291)	(117,693)
Allowance for covered loan losses	(758)	(1,322)	(1,422)
Net loans	20,825,505	19,637,704	19,078,086
Premises and equipment, net	609,978	597,301	597,263
Lease investments, net	193,828	129,402	116,355
Accrued interest receivable and other assets	580,612	593,796	660,923
Trade date securities receivable	189,896	—	677
Goodwill	502,021	498,587	485,938
Other intangible assets	18,651	21,851	20,736
Total assets	$27,358,162	$25,668,553	$25,321,759
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$6,502,409	$5,927,377	$5,711,042
Interest bearing	16,392,654	15,731,255	15,436,613
Total deposits	22,895,063	21,658,632	21,147,655
Federal Home Loan Bank advances	468,962	153,831	419,632
Other borrowings	251,680	262,486	241,366
Subordinated notes	139,052	138,971	138,943
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	880	—	—
Accrued interest payable and other liabilities	440,034	505,450	446,123
Total liabilities	24,449,237	22,972,936	22,647,285
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; no shares issued and outstanding at September 30, 2017, and 126,257 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	—	126,257	126,257
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2017, December 31, 2016 and September 30, 2016, respectively	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2017, December 31, 2016 and September 30, 2016; 55,939,801 shares issued at September 30, 2017, 51,978,289 shares issued at December 31, 2016 and 51,811,204 shares issued at September 30, 2016	55,940	51,978	51,811
Surplus	1,519,596	1,365,781	1,356,759
Treasury stock, at cost, 101,738 shares at September 30, 2017, 97,749 shares at December 31, 2016, and 96,521 shares at September 30, 2016	(4,884)	(4,589)	(4,522)
Retained earnings	1,254,759	1,096,518	1,051,748
Accumulated other comprehensive loss	(41,486)	(65,328)	(32,579)
Total shareholders’ equity	2,908,925	2,695,617	2,674,474
Total liabilities and shareholders’ equity	$27,358,162	$25,668,553	$25,321,759
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income
Interest and fees on loans	$227,120	$190,189	$639,143	$541,846
Interest bearing deposits with banks	3,272	1,156	6,529	2,695
Federal funds sold and securities purchased under resale agreements	—	1	2	3
Investment securities	16,058	15,496	45,155	49,084
Trading account securities	8	18	23	43
Federal Home Loan Bank and Federal Reserve Bank stock	1,080	1,094	3,303	3,143
Brokerage customer receivables	150	195	473	630
Total interest income	247,688	208,149	694,628	597,444
Interest expense
Interest on deposits	23,655	15,621	58,396	41,996
Interest on Federal Home Loan Bank advances	2,151	2,577	6,674	8,447
Interest on other borrowings	1,482	1,137	3,770	3,281
Interest on subordinated notes	1,772	1,778	5,330	5,332
Interest on junior subordinated debentures	2,640	2,400	7,481	6,973
Total interest expense	31,700	23,513	81,651	66,029
Net interest income	215,988	184,636	612,977	531,415
Provision for credit losses	7,896	9,571	21,996	26,734
Net interest income after provision for credit losses	208,092	175,065	590,981	504,681
Non-interest income
Wealth management	19,803	19,334	59,856	56,506
Mortgage banking	28,184	34,712	86,061	93,254
Service charges on deposit accounts	8,645	8,024	25,606	23,156
Gains on investment securities, net	39	3,305	31	6,070
Fees from covered call options	1,143	3,633	2,792	9,994
Trading losses, net	(129)	(432)	(869)	(916)
Operating lease income, net	8,461	4,459	21,048	11,270
Other	13,585	13,569	43,943	40,821
Total non-interest income	79,731	86,604	238,468	240,155
Non-interest expense
Salaries and employee benefits	106,251	103,718	312,069	300,423
Equipment	9,947	9,449	28,858	27,523
Operating lease equipment depreciation	6,794	3,605	17,092	9,040
Occupancy, net	13,079	12,767	38,766	36,658
Data processing	7,851	7,432	23,580	21,089
Advertising and marketing	9,572	7,365	23,448	18,085
Professional fees	6,786	5,508	18,956	14,986
Amortization of other intangible assets	1,068	1,085	3,373	3,631
FDIC insurance	3,877	3,686	11,907	11,339
OREO expense, net	590	1,436	2,994	3,344
Other	17,760	20,564	54,194	55,196
Total non-interest expense	183,575	176,615	535,237	501,314
Income before taxes	104,248	85,054	294,212	243,522
Income tax expense	38,622	31,939	105,311	91,255
Net income	$65,626	$53,115	$188,901	$152,267
Preferred stock dividends	2,050	3,628	7,728	10,884
Net income applicable to common shares	$63,576	$49,487	$181,173	$141,383
Net income per common share—Basic	$1.14	$0.96	$3.34	$2.84
Net income per common share—Diluted	$1.12	$0.92	$3.23	$2.72
Cash dividends declared per common share	$0.14	$0.12	$0.42	$0.36
Weighted average common shares outstanding	55,796	51,679	54,292	49,763
Dilutive potential common shares	966	4,047	2,305	3,931
Average common shares and dilutive common shares	56,762	55,726	56,597	53,694
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$65,626	$53,115	$188,901	$152,267
Unrealized gains on securities
Before tax	811	2,525	25,783	33,669
Tax effect	(158)	(993)	(9,968)	(13,225)
Net of tax	653	1,532	15,815	20,444
Reclassification of net gains included in net income
Before tax	39	3,305	31	6,070
Tax effect	(15)	(1,300)	(12)	(2,386)
Net of tax	24	2,005	19	3,684
Reclassification of amortization of unrealized gains and losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	33	(3,781)	1,483	(11,038)
Tax effect	(13)	1,486	(583)	4,331
Net of tax	20	(2,295)	900	(6,707)
Net unrealized gains on securities	609	1,822	14,896	23,467
Unrealized gains on derivative instruments
Before tax	394	2,773	1,699	2,728
Tax effect	(158)	(1,090)	(669)	(1,072)
Net unrealized gains on derivative instruments	236	1,683	1,030	1,656
Foreign currency adjustment
Before tax	5,643	(2,237)	10,678	6,966
Tax effect	(1,437)	593	(2,762)	(1,960)
Net foreign currency adjustment	4,206	(1,644)	7,916	5,006
Total other comprehensive income	5,051	1,861	23,842	30,129
Comprehensive income	$70,677	$54,976	$212,743	$182,396
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2016	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
Net income	—	—	—	—	152,267	—	152,267
Other comprehensive income, net of tax	—	—	—	—	—	30,129	30,129
Cash dividends declared on common stock	—	—	—	—	(17,846)	—	(17,846)
Dividends on preferred stock	—	—	—	—	(10,884)	—	(10,884)
Stock-based compensation	—	—	6,778	—	—	—	6,778
Conversion of Series C preferred stock to common stock	(30)	1	29	—	—	—	—
Common stock issued for:
New issuance, net of costs	—	3,000	149,823	—	—	—	152,823
Exercise of stock options and warrants	—	185	5,965	(377)	—	—	5,773
Restricted stock awards	—	88	121	(172)	—	—	37
Employee stock purchase plan	—	43	1,890	—	—	—	1,933
Director compensation plan	—	25	1,165	—	—	—	1,190
Balance at September 30, 2016	$251,257	$51,811	$1,356,759	$(4,522)	$1,051,748	$(32,579)	$2,674,474
Balance at January 1, 2017	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
Net income	—	—	—	—	188,901	—	188,901
Other comprehensive income, net of tax	—	—	—	—	—	23,842	23,842
Cash dividends declared on common stock	—	—	—	—	(22,932)	—	(22,932)
Dividends on preferred stock	—	—	—	—	(7,728)	—	(7,728)
Stock-based compensation	—	—	8,160	—	—	—	8,160
Conversion of Series C preferred stock to common stock	(126,257)	3,121	123,136	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	702	19,544	—	—	—	20,246
Restricted stock awards	—	79	(79)	(295)	—	—	(295)
Employee stock purchase plan	—	28	1,893	—	—	—	1,921
Director compensation plan	—	32	1,161	—	—	—	1,193
Balance at September 30, 2017	$125,000	$55,940	$1,519,596	$(4,884)	$1,254,759	$(41,486)	$2,908,925
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016
Operating Activities:
Net income	$188,901	$152,267
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	21,996	26,734
Depreciation, amortization and accretion, net	46,514	38,798
Stock-based compensation expense	8,160	6,778
Net amortization of premium on securities	4,694	3,728
Accretion of discount on loans	(16,885)	(23,416)
Mortgage servicing rights fair value change, net	1,338	(4,810)
Originations and purchases of mortgage loans held-for-sale	(2,812,685)	(3,208,468)
Proceeds from sales of mortgage loans held-for-sale	2,916,368	3,111,318
Bank owned life insurance ("BOLI") income	(2,770)	(2,613)
Decrease (increase) in trading securities, net	1,346	(644)
Net decrease in brokerage customer receivables	1,550	2,120
Gains on mortgage loans sold	(67,239)	(74,446)
Gains on investment securities, net	(31)	(6,070)
Gains on early extinguishment of debt	—	(4,305)
Gains on sales of premises and equipment, net	(88)	(89)
Net losses on sales and fair value adjustments of other real estate owned	969	935
Increase in accrued interest receivable and other assets, net	(62,599)	(131,504)
(Decrease) increase in accrued interest payable and other liabilities, net	(81,157)	31,082
Net Cash Provided by (Used for) Operating Activities	148,382	(82,605)
Investing Activities:
Proceeds from maturities of available-for-sale securities	190,799	1,128,428
Proceeds from maturities of held-to-maturity securities	51,282	502
Proceeds from sales and calls of available-for-sale securities	146,518	2,186,662
Proceeds from calls of held-to-maturity securities	51,079	423,866
Purchases of available-for-sale securities	(446,278)	(3,169,020)
Purchases of held-to-maturity securities	(287,976)	(472,803)
Redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock, net	46,302	(28,049)
Net cash paid in business combinations	(284)	(578,315)
Proceeds from sales of other real estate owned	12,892	29,223
Proceeds (paid to) received from the FDIC related to reimbursements on covered assets	(258)	2,124
Net increase in interest bearing deposits with banks	(236,531)	(204,085)
Net increase in loans	(1,176,279)	(1,303,218)
Redemption of BOLI	—	659
Purchases of premises and equipment, net	(39,583)	(28,276)
Net Cash Used for Investing Activities	(1,688,317)	(2,012,302)
Financing Activities:
Increase in deposit accounts	1,236,548	2,408,216
Decrease in subordinated notes and other borrowings, net	(20,111)	(24,545)
Increase (decrease) in Federal Home Loan Bank advances, net	313,000	(440,257)
Proceeds from the issuance of common stock, net	—	152,823
Redemption of junior subordinated debentures, net	—	(10,695)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	23,360	9,796
Common stock repurchases for tax withholdings related to stock-based compensation	(295)	(549)
Dividends paid	(30,660)	(28,730)
Net Cash Provided by Financing Activities	1,521,842	2,066,059
Net Increase (Decrease) in Cash and Cash Equivalents	(18,093)	(28,848)
Cash and Cash Equivalents at Beginning of Period	270,045	275,795
Cash and Cash Equivalents at End of Period	$251,952	$246,947
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

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

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

The Company continues to evaluate the impact on the consolidated financial statements of adopting this new guidance. As certain significant revenue sources related to financial instruments such as interest income are considered not in-scope, the Company does not believe the new guidance will have a significant impact on its consolidated financial statements. The Company is currently completing reviews of specific contracts with customers across its various sources of revenue, primarily related to revenue from its wealth management segment. Contract reviews assist in identifying any characteristics of such contracts that could result in a change in the Company's current practices for recognition of revenue and recognition of costs incurred to obtain or fulfill such contracts. Additionally, during these contract reviews, the Company is considering any disclosure impact that may arise from characteristics identified. The Company expects to adopt the new guidance using the modified retrospective approach.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” to improve the financial reporting of hedging relationships to better align the economic results of an entity’s risk management activities and disclosures within its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the hedge accounting to derivative instruments. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Guidance related to existing cash flow hedges is to be applied under a modified retrospective approach and guidance related to amended presentation and disclosures is to be applied under a prospective approach. Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company has not early adopted this guidance. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

Employee Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to simplify the accounting for several areas of share-based payment transactions. This included the recognition of all excess tax benefits and tax deficiencies as income tax expense instead of surplus, the classification on the statement of cash flows of excess tax benefits and taxes paid when the employer withholds shares for tax-withholding purposes. Additionally, related to forfeitures, the ASU provides the option to estimate the number of awards that are expected to vest or account for forfeitures as they occur. This guidance was effective for fiscal years beginning after December 15, 2016. In the first nine months of 2017, the Company recorded $5.0 million of excess tax benefits within income tax expense on the Consolidated Statements of Income as a result of adoption.

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

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. Specifically, the Company has established a group consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain historical data and system requirements.

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

(3) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On November 18, 2016, the Company acquired First Community Financial Corporation ("FCFC"). FCFC was the parent company of First Community Bank. Through this transaction, the Company acquired First Community Bank's two banking locations in Elgin, Illinois. First Community Bank was merged into the Company's wholly-owned subsidiary St. Charles Bank & Trust Company ("St. Charles Bank"). The Company acquired assets with a fair value of approximately $187.2 million, including approximately $79.5 million of loans, and assumed deposits with a fair value of approximately $150.3 million. Additionally, the Company recorded goodwill of $13.8 million on the acquisition.

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

FDIC-Assisted Transactions

From 2010 to 2012, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of nine financial institutions in FDIC-assisted transactions. Loans comprise the majority of the assets acquired in nearly all of these FDIC-assisted transactions, of which eight such transactions are subject to loss sharing agreements with the FDIC whereby the FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, clawback provisions within these loss share agreements with the FDIC require the Company to reimburse the FDIC in the event that actual losses on covered assets are lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets during periods subject to such agreements. The agreements with the FDIC require that the Company follow certain servicing procedures or risk losing the FDIC reimbursement of covered asset losses.

As of dates subject to such agreements, the loans covered by loss share agreements are classified and presented as covered loans and the estimated reimbursable losses are recorded as an FDIC indemnification asset or other liability in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration subsequent to the acquisition date. See Note 7 — Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion of the allowance on covered loans.

The loss share agreements with the FDIC cover realized losses on loans, foreclosed real estate and certain other assets and require the Company to record loss share assets and liabilities that are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities are recorded as FDIC indemnification assets and other liabilities, respectively, on the Consolidated Statements of Condition as of dates covered by loss share agreements. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the FDIC indemnification assets and, if necessary, increase any loss share liability when necessary reductions exceed the current value of the FDIC indemnification assets. In accordance with the clawback provision noted above, the Company may be required to reimburse the FDIC when actual losses are less than certain thresholds established for each loss share agreement. The balance of these estimated reimbursements in accordance with clawback provisions and any related amortization are adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition as of dates subject to loss share agreements, estimated reimbursements from clawback provisions are recorded as a reduction to the FDIC indemnification asset or, if necessary, an increase to the loss share liability, which is included within accrued interest payable and other liabilities. In the second quarter of 2017, the Company recorded a $4.9 million reduction to the estimated loss share liability as a result of an adjustment related to such clawback provisions. Although these assets are contractual receivables from the FDIC and these liabilities are contractual payables to the FDIC, there are no contractual interest rates. Additional expected losses, to the extent such expected losses result in recognition of an allowance for covered loan losses, will increase the FDIC indemnification asset or reduce the FDIC indemnification liability. The corresponding amortization is recorded as a component of non-interest income on the Consolidated Statements of Income during periods covered by loss share agreements.

The following table summarizes the activity in the Company’s FDIC indemnification liability during the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance at beginning of period	$15,375	$11,729	$16,701	$6,100
Reductions from reimbursable expenses	(159)	(21)	(316)	(751)
Amortization	311	456	1,010	1,322
Changes in expected reimbursements from (to) the FDIC for changes in expected credit losses and reimbursable expenses	994	4,077	(1,665)	9,150
Payments (paid to) received from the FDIC	(1,049)	1,704	(258)	2,124
Balance at end of period	$15,472	$17,945	$15,472	$17,945

On October 16, 2017, the Company entered into agreements with the FDIC that terminate all existing loss share agreements with the FDIC. See Note 17 - Subsequent Events for further discussion of the termination of FDIC loss share agreements.

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

(5) Investment Securities

The following tables are a summary of the available-for-sale and held-to-maturity securities portfolios as of the dates shown:

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$144,872	$—	$(727)	$144,145
U.S. Government agencies	159,884	10	(566)	159,328
Municipal	113,796	2,493	(273)	116,016
Corporate notes:
Financial issuers	60,325	63	(771)	59,617
Other	1,000	—	(3)	997
Mortgage-backed: (1)
Mortgage-backed securities	1,114,655	1,477	(30,436)	1,085,696
Collateralized mortgage obligations	63,934	230	(412)	63,752
Equity securities	33,166	3,867	(681)	36,352
Total available-for-sale securities	$1,691,632	$8,140	$(33,869)	$1,665,903
Held-to-maturity securities
U.S. Government agencies	$585,061	$249	$(12,579)	$572,731
Municipal	234,279	2,185	(2,159)	234,305
Total held-to-maturity securities	$819,340	$2,434	$(14,738)	$807,036

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$142,741	$1	$(759)	$141,983
U.S. Government agencies	189,540	47	(435)	189,152
Municipal	129,446	2,969	(606)	131,809
Corporate notes:
Financial issuers	65,260	132	(1,000)	64,392
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,185,448	284	(54,330)	1,131,402
Collateralized mortgage obligations	30,105	67	(490)	29,682
Equity securities	32,608	3,429	(789)	35,248
Total available-for-sale securities	$1,776,148	$6,929	$(58,410)	$1,724,667
Held-to-maturity securities
U.S. Government agencies	$433,343	$7	$(24,470)	$408,880
Municipal	202,362	647	(4,287)	198,722
Total held-to-maturity securities	$635,705	$654	$(28,757)	$607,602

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$30,017	$19	$—	$30,036
U.S. Government agencies	93,561	163	(41)	93,683
Municipal	106,033	3,395	(147)	109,281
Corporate notes:
Financial issuers	65,215	299	(1,311)	64,203
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,257,070	7,958	(54)	1,264,974
Collateralized mortgage obligations	35,935	304	(102)	36,137
Equity securities	48,568	2,998	(784)	50,782
Total available-for-sale securities	$1,637,399	$15,136	$(2,439)	$1,650,096
Held-to-maturity securities
U.S. Government agencies	$729,417	$7,577	$(2,879)	$734,115
Municipal	203,350	5,515	(314)	208,551
Total held-to-maturity securities	$932,767	$13,092	$(3,193)	$942,666

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$144,144	$(727)	$—	$—	$144,144	$(727)
U.S. Government agencies	112,268	(451)	41,980	(115)	154,248	(566)
Municipal	24,117	(138)	10,725	(135)	34,842	(273)
Corporate notes:
Financial issuers	—	—	35,194	(771)	35,194	(771)
Other	—	—	997	(3)	997	(3)
Mortgage-backed:
Mortgage-backed securities	51,035	(6,629)	798,152	(23,807)	849,187	(30,436)
Collateralized mortgage obligations	25,685	(195)	7,216	(217)	32,901	(412)
Equity securities	9,177	(283)	6,102	(398)	15,279	(681)
Total available-for-sale securities	$366,426	$(8,423)	$900,366	$(25,446)	$1,266,792	$(33,869)
Held-to-maturity securities
U.S. Government agencies	$400,980	$(12,579)	$—	$—	$400,980	$(12,579)
Municipal	115,384	(2,159)	—	—	115,384	(2,159)
Total held-to-maturity securities	$516,364	$(14,738)	$—	$—	$516,364	$(14,738)

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

The Company does not consider securities with unrealized losses at September 30, 2017 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily corporate notes and mortgage-backed securities. Unrealized losses recognized on corporate notes and mortgage-backed securities are the result of increases in yields for similar types of securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Realized gains	$58	$3,429	$106	$7,466
Realized losses	(19)	(124)	(75)	(1,396)
Net realized gains	$39	$3,305	$31	$6,070
Other than temporary impairment charges	—	—	—	—
Gains on investment securities, net	$39	$3,305	$31	$6,070
Proceeds from sales and calls of available-for-sale securities	$136,789	$1,114,666	$146,518	$2,186,662
Proceeds from calls of held-to-maturity securities	17	141,885	51,079	423,866

The amortized cost and fair value of securities as of September 30, 2017, December 31, 2016 and September 30, 2016, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities determined to be available-for-sale are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2017		December 31, 2016		September 30, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$150,907	$150,241	$145,353	$145,062	$115,227	$115,487
Due in one to five years	282,443	282,121	321,019	320,423	141,364	141,368
Due in five to ten years	38,339	39,458	27,319	28,451	28,696	31,319
Due after ten years	8,188	8,283	34,296	34,399	10,539	10,029
Mortgage-backed	1,178,589	1,149,448	1,215,553	1,161,084	1,293,005	1,301,111
Equity securities	33,166	36,352	32,608	35,248	48,568	50,782
Total available-for-sale securities	$1,691,632	$1,665,903	$1,776,148	$1,724,667	$1,637,399	$1,650,096
Held-to-maturity securities
Due in one year or less	$170	$171	$—	$—	$—	$—
Due in one to five years	36,914	36,734	29,794	29,416	25,927	26,023
Due in five to ten years	193,387	192,581	69,664	67,820	64,835	65,842
Due after ten years	588,869	577,550	536,247	510,366	842,005	850,801
Total held-to-maturity securities	$819,340	$807,036	$635,705	$607,602	$932,767	$942,666
Securities having a fair value of $1.6 billion at September 30, 2017 as well as securities having a fair value of $1.4 billion at December 31, 2016 and September 30, 2016 were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At September 30, 2017, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Balance:
Commercial	$6,456,034	$6,005,422	$5,951,544
Commercial real estate	6,400,781	6,196,087	5,908,684
Home equity	672,969	725,793	742,868
Residential real estate	789,499	705,221	663,598
Premium finance receivables—commercial	2,664,912	2,478,581	2,430,233
Premium finance receivables—life insurance	3,795,474	3,470,027	3,283,359
Consumer and other	133,112	122,041	120,975
Total loans, net of unearned income, excluding covered loans	$20,912,781	$19,703,172	$19,101,261
Covered loans	46,601	58,145	95,940
Total loans	$20,959,382	$19,761,317	$19,197,201
Mix:
Commercial	31%	30%	31%
Commercial real estate	31	31	31
Home equity	3	4	4
Residential real estate	3	4	3
Premium finance receivables—commercial	13	12	13
Premium finance receivables—life insurance	18	18	17
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	100%	100%	100%
Covered loans	—	—	—
Total loans	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $80.4 million at September 30, 2017, $69.6 million at December 31, 2016 and $64.4 million at September 30, 2016.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $8.0 million at September 30, 2017, $2.6 million at December 31, 2016 and $873,000 at September 30, 2016. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition” below.

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

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

PCI loans	$406,891	$379,407	$509,446	$471,786

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at September 30, 2017.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Accretable yield, beginning balance	$45,510	$55,630	$49,408	$63,902
Acquisitions	—	—	426	1,082
Accretable yield amortized to interest income	(5,025)	(6,449)	(16,101)	(17,105)
Accretable yield amortized to indemnification asset/liability (1)	(371)	(1,744)	(1,086)	(5,539)
Reclassification from non-accretable difference (2)	1,017	5,370	7,106	12,099
Decreases in interest cash flows due to payments and changes in interest rates	(875)	170	503	(1,462)
Accretable yield, ending balance (3)	$40,256	$52,977	$40,256	$52,977

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

(3)
As of September 30, 2017, the Company estimates that the remaining accretable yield balance to be amortized to the indemnification asset or liability for the bank acquisitions is approximately $24,000. The remainder of the accretable yield related to bank acquisitions is expected to be amortized to interest income.

Accretion to interest income accounted for under ASC 310-30 totaled $5.0 million and $6.4 million in the third quarter of 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded accretion to interest income of $16.1 million and $17.1 million, respectively. These amounts include accretion from both covered and non-covered loans, and are both included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at September 30, 2017, December 31, 2016 and September 30, 2016:

As of September 30, 2017		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,281	$—	$3,161	$13,710	$4,091,381	$4,120,533
Franchise	—	—	—	16,719	836,997	853,716
Mortgage warehouse lines of credit	—	—	—	312	194,058	194,370
Asset-based lending	1,141	—	1,533	4,515	889,147	896,336
Leases	509	—	281	1,194	379,410	381,394
PCI - commercial (1)	—	1,489	61	—	8,135	9,685
Total commercial	13,931	1,489	5,036	36,450	6,399,128	6,456,034
Commercial real estate:
Construction	1,607	—	366	2,064	669,940	673,977
Land	196	—	—	—	102,557	102,753
Office	5,148	—	—	1,220	874,583	880,951
Industrial	1,848	—	137	438	834,062	836,485
Retail	2,200	—	3,030	3,674	925,335	934,239
Multi-family	569	—	68	3,058	861,290	864,985
Mixed use and other	3,310	—	843	3,561	1,966,601	1,974,315
PCI - commercial real estate (1)	—	8,443	1,394	2,940	120,299	133,076
Total commercial real estate	14,878	8,443	5,838	16,955	6,354,667	6,400,781
Home equity	7,581	—	446	2,590	662,352	672,969
Residential real estate, including PCI	14,743	1,120	2,055	165	771,416	789,499
Premium finance receivables
Commercial insurance loans	9,827	9,584	7,421	9,966	2,628,114	2,664,912
Life insurance loans	—	6,740	946	6,937	3,571,388	3,586,011
PCI - life insurance loans (1)	—	—	—	—	209,463	209,463
Consumer and other, including PCI	540	221	242	685	131,424	133,112
Total loans, net of unearned income, excluding covered loans	$61,500	$27,597	$21,984	$73,748	$20,727,952	$20,912,781
Covered loans	1,936	2,233	1,074	45	41,313	46,601
Total loans, net of unearned income	$63,436	$29,830	$23,058	$73,793	$20,769,265	$20,959,382

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2016		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$13,441	$174	$2,341	$11,779	$3,716,977	$3,744,712
Franchise	—	—	—	493	869,228	869,721
Mortgage warehouse lines of credit	—	—	—	—	204,225	204,225
Asset-based lending	1,924	—	135	1,609	871,402	875,070
Leases	510	—	—	1,331	293,073	294,914
PCI - commercial (1)	—	1,689	100	2,428	12,563	16,780
Total commercial	15,875	1,863	2,576	17,640	5,967,468	6,005,422
Commercial real estate
Construction	2,408	—	—	1,824	606,007	610,239
Land	394	—	188	—	104,219	104,801
Office	4,337	—	4,506	1,232	857,599	867,674
Industrial	7,047	—	4,516	2,436	756,602	770,601
Retail	597	—	760	3,364	907,872	912,593
Multi-family	643	—	322	1,347	805,312	807,624
Mixed use and other	6,498	—	1,186	12,632	1,931,859	1,952,175
PCI - commercial real estate (1)	—	16,188	3,775	8,888	141,529	170,380
Total commercial real estate	21,924	16,188	15,253	31,723	6,110,999	6,196,087
Home equity	9,761	—	1,630	6,515	707,887	725,793
Residential real estate, including PCI	12,749	1,309	936	8,271	681,956	705,221
Premium finance receivables
Commercial insurance loans	14,709	7,962	5,646	14,580	2,435,684	2,478,581
Life insurance loans	—	3,717	17,514	16,204	3,182,935	3,220,370
PCI - life insurance loans (1)	—	—	—	—	249,657	249,657
Consumer and other, including PCI	439	207	100	887	120,408	122,041
Total loans, net of unearned income, excluding covered loans	$75,457	$31,246	$43,655	$95,820	$19,456,994	$19,703,172
Covered loans	2,121	2,492	225	1,553	51,754	58,145
Total loans, net of unearned income	$77,578	$33,738	$43,880	$97,373	$19,508,748	$19,761,317

As of September 30, 2016		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$15,809	$—	$7,324	$8,987	$3,573,396	$3,605,516
Franchise	—	—	458	1,626	872,661	874,745
Mortgage warehouse lines of credit	—	—	—	—	309,632	309,632
Asset-based lending	234	—	3,772	3,741	837,972	845,719
Leases	375	—	239	—	299,339	299,953
PCI - commercial (1)	—	1,783	—	1,036	13,160	15,979
Total commercial	16,418	1,783	11,793	15,390	5,906,160	5,951,544
Commercial real estate:
Construction	400	—	—	3,775	447,302	451,477
Land	1,208	—	787	300	105,406	107,701
Office	3,609	—	6,457	8,062	865,954	884,082
Industrial	9,967	—	940	2,961	753,636	767,504
Retail	909	—	1,340	8,723	884,369	895,341
Multi-family	90	—	3,051	2,169	789,645	794,955
Mixed use and other	6,442	—	2,157	5,184	1,837,724	1,851,507
PCI - commercial real estate (1)	—	21,433	1,509	4,066	129,109	156,117
Total commercial real estate	22,625	21,433	16,241	35,240	5,813,145	5,908,684
Home equity	9,309	—	1,728	3,842	727,989	742,868
Residential real estate, including PCI	12,205	1,496	2,232	1,088	646,577	663,598
Premium finance receivables
Commercial insurance loans	14,214	7,754	6,968	10,291	2,391,006	2,430,233
Life insurance loans	—	—	9,960	3,717	3,006,795	3,020,472
PCI - life insurance loans (1)	—	—	—	—	262,887	262,887
Consumer and other, including PCI	543	124	204	871	119,233	120,975
Total loans, net of unearned income, excluding covered loans	$75,314	$32,590	$49,126	$70,439	$18,873,792	$19,101,261
Covered loans	2,331	4,806	1,545	2,456	84,802	95,940
Total loans, net of unearned income	$77,645	$37,396	$50,671	$72,895	$18,958,594	$19,197,201

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at September 30, 2017, December 31, 2016 and September 30, 2016:

	Performing			Non-performing			Total
(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016	September 30, 2017	December 31, 2016	September 30, 2016	September 30, 2017	December 31, 2016	September 30, 2016
Loan Balances:
Commercial
Commercial, industrial and other	$4,108,252	$3,731,097	$3,589,707	$12,281	$13,615	$15,809	$4,120,533	$3,744,712	$3,605,516
Franchise	853,716	869,721	874,745	—	—	—	853,716	869,721	874,745
Mortgage warehouse lines of credit	194,370	204,225	309,632	—	—	—	194,370	204,225	309,632
Asset-based lending	895,195	873,146	845,485	1,141	1,924	234	896,336	875,070	845,719
Leases	380,885	294,404	299,578	509	510	375	381,394	294,914	299,953
PCI - commercial (1)	9,685	16,780	15,979	—	—	—	9,685	16,780	15,979
Total commercial	6,442,103	5,989,373	5,935,126	13,931	16,049	16,418	6,456,034	6,005,422	5,951,544
Commercial real estate
Construction	672,370	607,831	451,077	1,607	2,408	400	673,977	610,239	451,477
Land	102,557	104,407	106,493	196	394	1,208	102,753	104,801	107,701
Office	875,803	863,337	880,473	5,148	4,337	3,609	880,951	867,674	884,082
Industrial	834,637	763,554	757,537	1,848	7,047	9,967	836,485	770,601	767,504
Retail	932,039	911,996	894,432	2,200	597	909	934,239	912,593	895,341
Multi-family	864,416	806,981	794,865	569	643	90	864,985	807,624	794,955
Mixed use and other	1,971,005	1,945,677	1,845,065	3,310	6,498	6,442	1,974,315	1,952,175	1,851,507
PCI - commercial real estate(1)	133,076	170,380	156,117	—	—	—	133,076	170,380	156,117
Total commercial real estate	6,385,903	6,174,163	5,886,059	14,878	21,924	22,625	6,400,781	6,196,087	5,908,684
Home equity	665,388	716,032	733,559	7,581	9,761	9,309	672,969	725,793	742,868
Residential real estate, including PCI	774,756	692,472	651,393	14,743	12,749	12,205	789,499	705,221	663,598
Premium finance receivables
Commercial insurance loans	2,645,501	2,455,910	2,408,265	19,411	22,671	21,968	2,664,912	2,478,581	2,430,233
Life insurance loans	3,579,271	3,216,653	3,020,472	6,740	3,717	—	3,586,011	3,220,370	3,020,472
PCI - life insurance loans (1)	209,463	249,657	262,887	—	—	—	209,463	249,657	262,887
Consumer and other, including PCI	132,413	121,458	120,372	699	583	603	133,112	122,041	120,975
Total loans, net of unearned income, excluding covered loans	$20,834,798	$19,615,718	$19,018,133	$77,983	$87,454	$83,128	$20,912,781	$19,703,172	$19,101,261

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three and nine months ended September 30, 2017 and 2016 is as follows:

Three months ended September 30, 2017		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$52,358	$52,339	$11,134	$6,143	$6,352	$1,265	$129,591
Other adjustments	(2)	(38)	—	(31)	32	—	(39)
Reclassification from allowance for unfunded lending-related commitments	500	(406)	—	—	—	—	94
Charge-offs	(2,265)	(989)	(968)	(267)	(1,716)	(213)	(6,418)
Recoveries	801	323	178	55	499	93	1,949
Provision for credit losses	4,343	811	212	757	1,386	433	7,942
Allowance for loan losses at period end	$55,735	$52,040	$10,556	$6,657	$6,553	$1,578	$133,119
Allowance for unfunded lending-related commitments at period end	$—	$1,276	$—	$—	$—	$—	$1,276
Allowance for credit losses at period end	$55,735	$53,316	$10,556	$6,657	$6,553	$1,578	$134,395
Individually evaluated for impairment	$4,568	$1,184	$691	$758	$—	$34	$7,235
Collectively evaluated for impairment	50,623	52,048	9,865	5,813	6,553	1,544	126,446
Loans acquired with deteriorated credit quality	544	84	—	86	—	—	714
Loans at period end
Individually evaluated for impairment	$18,086	$31,698	$7,729	$21,263	$—	$544	$79,320
Collectively evaluated for impairment	6,428,263	6,236,007	665,240	735,185	6,250,923	131,581	20,447,199
Loans acquired with deteriorated credit quality	9,685	133,076	—	3,637	209,463	987	356,848
Loans held at fair value	—	—	—	29,414	—	—	29,414

Three months ended September 30, 2016	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$41,654	$46,824	$11,383	$5,405	$7,814	$1,276	$114,356
Other adjustments	(35)	(57)	—	(10)	(10)	—	(112)
Reclassification from allowance for unfunded lending-related commitments	(500)	(79)	—	—	—	—	(579)
Charge-offs	(3,469)	(382)	(574)	(134)	(1,959)	(389)	(6,907)
Recoveries	176	364	65	61	456	72	1,194
Provision for credit losses	5,212	1,678	810	781	974	286	9,741
Allowance for loan losses at period end	$43,038	$48,348	$11,684	$6,103	$7,275	$1,245	$117,693
Allowance for unfunded lending-related commitments at period end	$500	$1,148	$—	$—	$—	$—	$1,648
Allowance for credit losses at period end	$43,538	$49,496	$11,684	$6,103	$7,275	$1,245	$119,341
Individually evaluated for impairment	$2,554	$2,491	$964	$1,166	$—	$192	$7,367
Collectively evaluated for impairment	40,252	46,983	10,720	4,867	7,275	1,053	111,150
Loans acquired with deteriorated credit quality	732	22	—	70	—	—	824
Loans at period end
Individually evaluated for impairment	$19,133	$45,290	$9,309	$17,040	$—	$602	$91,374
Collectively evaluated for impairment	5,916,432	5,707,277	733,559	625,030	5,450,705	119,162	18,552,165
Loans acquired with deteriorated credit quality	15,979	156,117	—	3,925	262,887	1,211	440,119
Loans held at fair value	—	—	—	17,603	—	—	17,603

Nine months ended September 30, 2017		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Other adjustments	(23)	(121)	—	(38)	57	—	(125)
Reclassification from allowance for unfunded lending-related commitments	500	(438)	—	—	—	—	62
Charge-offs	(3,819)	(3,235)	(3,224)	(742)	(5,021)	(522)	(16,563)
Recoveries	1,635	1,153	387	287	1,515	267	5,244
Provision for credit losses	12,949	3,259	1,619	1,436	2,377	570	22,210
Allowance for loan losses at period end	$55,735	$52,040	$10,556	$6,657	$6,553	$1,578	$133,119
Allowance for unfunded lending-related commitments at period end	$—	$1,276	$—	$—	$—	$—	$1,276
Allowance for credit losses at period end	$55,735	$53,316	$10,556	$6,657	$6,553	$1,578	$134,395

Nine months ended September 30, 2016		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Other adjustments	(103)	(203)	—	(49)	31	—	(324)
Reclassification from allowance for unfunded lending-related commitments	(500)	(200)	—	—	—	—	(700)
Charge-offs	(4,861)	(1,555)	(3,672)	(1,320)	(6,350)	(720)	(18,478)
Recoveries	926	1,029	184	204	1,876	143	4,362
Provision for credit losses	11,441	5,519	3,160	2,534	4,485	294	27,433
Allowance for loan losses at period end	$43,038	$48,348	$11,684	$6,103	$7,275	$1,245	$117,693
Allowance for unfunded lending-related commitments at period end	$500	$1,148	$—	$—	$—	$—	$1,648
Allowance for credit losses at period end	$43,538	$49,496	$11,684	$6,103	$7,275	$1,245	$119,341

A summary of activity in the allowance for covered loan losses for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$1,074	$2,412	$1,322	$3,026
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(225)	(847)	(1,063)	(3,495)
Benefit attributable to FDIC loss share agreements	180	677	850	2,796
Net provision for covered loan losses	(45)	(170)	(213)	(699)
Increase in FDIC indemnification liability	(180)	(677)	(850)	(2,796)
Loans charged-off	(155)	(918)	(491)	(1,291)
Recoveries of loans charged-off	64	775	990	3,182
Net (charge-offs) recoveries	(91)	(143)	499	1,891
Balance at end of period	$758	$1,422	$758	$1,422

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, will increase the FDIC loss share asset or reduce any FDIC loss share liability. The allowance for loan losses for loans acquired in FDIC-assisted transactions is determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses is reported net of changes in the amount recoverable under the loss share agreements during the period subject to loss share agreement. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, will reduce the FDIC loss share asset or increase any FDIC loss share liability. Additions to expected losses will require an increase to the allowance for covered loan losses, and a corresponding increase to the FDIC loss share asset or reduction to any FDIC loss share liability. See “FDIC-Assisted Transactions” within Note 3 – Business Combinations for more detail.

On October 16, 2017, the Company entered into agreements with the FDIC that terminate all existing loss share agreements with the FDIC. As a result, the allowance for covered loan losses previously measured will be included within the allowance for credit losses, excluding covered loans, presented above for subsequent periods. See Note 17 - Subsequent Events for further discussion of the termination of FDIC loss share agreements.

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2017	2016	2016
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$30,864	$33,146	$39,022
Impaired loans with no allowance for loan loss required	47,730	57,370	51,518
Total impaired loans (2)	$78,594	$90,516	$90,540
Allowance for loan losses related to impaired loans	$7,218	$6,377	$6,836
TDRs	$33,183	$41,708	$44,276

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class, excluding covered loans, for the periods ended as follows:

				For the Nine Months Ended
	As of September 30, 2017			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$7,312	$8,458	$4,191	$8,390	$407
Asset-based lending	588	589	161	588	21
Leases	2,440	2,444	215	2,539	91
Commercial real estate
Construction	1,607	2,408	94	2,319	93
Land	—	—	—	—	—
Office	2,225	2,291	570	2,280	94
Industrial	408	408	75	415	19
Retail	5,932	6,072	158	5,998	191
Multi-family	1,239	1,239	8	1,250	33
Mixed use and other	1,537	1,695	263	1,580	60
Home equity	1,511	1,721	691	1,528	53
Residential real estate	5,842	6,154	758	5,842	177
Consumer and other	223	224	34	225	10
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,995	$7,260	$—	$6,662	$294
Asset-based lending	553	553	—	728	31
Leases	817	817	—	862	38
Commercial real estate
Construction	1,504	1,504	—	1,524	49
Land	3,968	4,217	—	4,110	136
Office	3,400	3,585	—	3,565	147
Industrial	1,440	2,729	—	2,885	183
Retail	1,978	1,988	—	2,008	103
Multi-family	569	653	—	571	23
Mixed use and other	5,546	6,267	—	5,745	241
Home equity	6,218	9,523	—	7,231	339
Residential real estate	15,421	17,859	—	15,726	575
Consumer and other	321	433	—	334	16
Total impaired loans, net of unearned income	$78,594	$91,091	$7,218	$84,905	$3,424

				For the Twelve Months Ended
	As of December 31, 2016			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$2,601	$2,617	$1,079	$2,649	$134
Asset-based lending	233	235	26	235	10
Leases	2,441	2,443	107	2,561	128
Commercial real estate
Construction	5,302	5,302	86	5,368	164
Land	1,283	1,283	1	1,303	47
Office	2,687	2,697	324	2,797	137
Industrial	5,207	5,843	1,810	7,804	421
Retail	1,750	1,834	170	2,039	101
Multi-family	—	—	—	—	—
Mixed use and other	3,812	4,010	592	4,038	195
Home equity	1,961	1,873	1,233	1,969	75
Residential real estate	5,752	6,327	849	5,816	261
Consumer and other	117	121	100	131	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$12,534	$14,704	$—	$14,944	$948
Asset-based lending	1,691	2,550	—	8,467	377
Leases	873	873	—	939	56
Commercial real estate
Construction	4,003	4,003	—	4,161	81
Land	3,034	3,503	—	3,371	142
Office	3,994	5,921	—	4,002	323
Industrial	2,129	2,436	—	2,828	274
Retail	—	—	—	—	—
Multi-family	1,903	1,987	—	1,825	84
Mixed use and other	6,815	7,388	—	6,912	397
Home equity	8,033	10,483	—	8,830	475
Residential real estate	11,983	14,124	—	12,041	622
Consumer and other	378	489	—	393	26
Total impaired loans, net of unearned income	$90,516	$103,046	$6,377	$105,423	$5,485

				For the Nine Months Ended
	As of September 30, 2016			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,426	$5,434	$1,887	$5,487	$212
Asset-based lending	234	235	44	235	7
Leases	375	375	116	388	14
Commercial real estate
Construction	—	—	—	—	—
Land	2,620	2,620	44	2,670	80
Office	1,697	2,361	182	1,722	79
Industrial	6,855	7,338	1,388	7,069	284
Retail	6,605	6,623	240	6,668	160
Multi-family	1,266	1,266	8	1,134	29
Mixed use and other	5,437	5,511	605	5,452	198
Home equity	2,373	2,457	964	2,404	63
Residential real estate	5,942	6,428	1,166	5,807	190
Consumer and other	192	192	192	194	8
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$12,669	$16,261	$—	$14,745	$717
Asset-based lending	—	—	—	—	—
Leases	—	—	—	—	—
Commercial real estate
Construction	1,995	1,995	—	2,273	94
Land	3,864	8,088	—	4,316	408
Office	4,980	6,243	—	4,978	260
Industrial	3,508	3,827	—	3,574	200
Retail	805	913	—	936	36
Multi-family	89	174	—	109	5
Mixed use and other	5,164	5,712	—	5,300	236
Home equity	6,936	9,108	—	7,736	320
Residential real estate	11,098	13,077	—	11,125	445
Consumer and other	410	520	—	428	21
Total impaired loans, net of unearned income	$90,540	$106,758	$6,836	$94,750	$4,066

TDRs

At September 30, 2017, the Company had $33.2 million in loans modified in TDRs. The $33.2 million in TDRs represents 78 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at September 30, 2017 and approximately $1.2 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended September 30, 2017 and 2016, the Company recorded $68,000 and $98,000, respectively, of interest income, which was reflected as a decrease in impairment. For the nine months ended September 30, 2017 and 2016, the Company recorded $172,000 and $323,000, respectively, of interest income, which was reflected as a decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. Excluding covered OREO, at September 30, 2017, the Company had $7.9 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $12.1 million at September 30, 2017.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2017 and 2016, respectively, which represent TDRs:

Three months ended September 30, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$1,408	—	$—	—	$—	3	$1,408	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	2	255	1	186	2	255	—	—	1	69
Total loans	5	$1,663	1	$186	2	$255	3	$1,408	1	$69

Three months ended September 30, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$28	1	$28	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	1	43	1	43	1	43	—	—	—	—
Total loans	2	$71	2	$71	1	$43	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended September 30, 2017, five loans totaling $1.7 million were determined to be TDRs, compared to two loans totaling $71,000 during the three months ended September 30, 2016. Of these loans extended at below market terms, the weighted average extension had a term of approximately 36 months during the quarter ended September 30, 2017 compared to 22 months for the quarter ended September 30, 2016. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 225 basis points and 150 basis points during the three months ended September 30, 2017 and 2016, respectively. Interest-only payments terms were approximately two months during the three months ended September 30, 2017. Additionally, $73,000 of principal balance was forgiven in the third quarter of 2017 compared to no principal balances in the third quarter of 2016.

Nine months ended September 30, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	4	$1,503	1	$95	—	$—	3	$1,408	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	—	—	—	—	—	—
Residential real estate and other	8	2,638	7	2,569	7	2,589	—	—	1	69
Total loans	13	$5,386	9	$3,909	7	$2,589	3	$1,408	1	$69

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Nine months ended September 30, 2016 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$345	3	$345	—	$—	—	$—	1	$275
Commercial real estate
Office	1	450	1	450	—	—	—	—	—	—
Industrial	6	7,921	6	7,921	3	7,196	—	—	—	—
Mixed use and other	2	150	2	150	—	—	—	—	—	—
Residential real estate and other	3	583	2	423	3	583	1	380	—	—
Total loans	15	$9,449	14	$9,289	6	$7,779	1	$380	1	$275

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the nine months ended September 30, 2017, 13 loans totaling $5.4 million were determined to be TDRs, compared to 15 loans totaling $9.4 million in the same period of 2016. Of these loans extended at below market terms, the weighted average extension had a term of approximately 36 months during the nine months ended September 30, 2017 compared to six months for the nine months ended September 30, 2016. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 188 basis points and 30 basis points for the year-to-date periods September 30, 2017 and 2016, respectively. Interest-only payment terms were approximately two months during the nine months ended September 30, 2017 compared to six months during the same period of 2016. Additionally, $73,000 of principal balance was forgiven in the first nine months of 2017 compared to $300,000 of principal balance forgiven during the same period of 2016.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2017 and 2016, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2017		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	4	$1,503	—	$—	—	$—
Leases	2	2,949	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	1	1,245
Residential real estate and other	12	3,137	1	52	2	284
Total loans	19	$8,834	2	$1,297	3	$1,529

(Dollars in thousands)	As of September 30, 2016		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$345	—	$—	—	$—
Leases	—	—	—	—	—	—
Commercial real estate
Office	1	450	1	450	1	450
Industrial	6	7,921	3	725	3	725
Mixed use and other	4	351	1	16	3	217
Residential real estate and other	3	583	—	—	—	—
Total loans	17	$9,650	5	$1,191	7	$1,392

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2017	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2017
Community banking	$427,781	$999	$—	$685	$429,465
Specialty finance	38,692	—	—	1,750	40,442
Wealth management	32,114	—	—	—	32,114
Total	$498,587	$999	$—	$2,435	$502,021

The community banking segment's goodwill increased $1.7 million in the first nine months of 2017 primarily as a result of the acquisition of AHM and subsequent purchase adjustments related to the acquisition of FCFC. The specialty finance segment's goodwill increased $1.8 million in the first nine months of 2017 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2017, the Company utilized a quantitative approach for its annual goodwill impairment test of the community banking segment and determined that no impairment existed at that time. At December 31, 2016, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management segments and determined that no impairment existed at that time. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of September 30, 2017, the Company identified no such indicators of goodwill impairment for each business segment.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of September 30, 2017 is as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$37,272	$37,272	$34,998
Accumulated amortization	(24,550)	(21,614)	(20,598)
Net carrying amount	$12,722	$15,658	$14,400
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,972	$1,800	$1,800
Accumulated amortization	(1,258)	(1,159)	(1,129)
Net carrying amount	$714	$641	$671
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(2,725)	(2,388)	(2,275)
Net carrying amount	$5,215	$5,552	$5,665
Total other intangible assets, net	$18,651	$21,851	$20,736

Estimated amortization
Actual in nine months ended September 30, 2017	$3,373
Estimated remaining in 2017	1,027
Estimated—2018	3,796
Estimated—2019	3,223
Estimated—2020	2,597
Estimated—2021	2,056

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

Total amortization expense associated with finite-lived intangibles totaled approximately $3.4 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively.

(9) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Balance:
Non-interest bearing	$6,502,409	$5,927,377	$5,711,042
NOW and interest bearing demand deposits	2,273,025	2,624,442	2,552,611
Wealth management deposits	2,171,758	2,209,617	2,283,233
Money market	4,607,995	4,441,811	4,421,631
Savings	2,673,201	2,180,482	1,977,661
Time certificates of deposit	4,666,675	4,274,903	4,201,477
Total deposits	$22,895,063	$21,658,632	$21,147,655
Mix:
Non-interest bearing	28%	27%	27%
NOW and interest bearing demand deposits	10	12	12
Wealth management deposits	10	10	11
Money market	20	21	21
Savings	12	10	9
Time certificates of deposit	20	20	20
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, LLC ("WHI"), trust and asset management customers of Company and brokerage customers from unaffiliated companies.

(10) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
FHLB advances	$468,962	$153,831	$419,632
Other borrowings:
Notes payable	41,216	52,445	56,191
Short-term borrowings	19,959	61,809	33,173
Other	49,502	18,154	18,360
Secured borrowings	141,003	130,078	133,642
Total other borrowings	251,680	262,486	241,366
Subordinated notes	139,052	138,971	138,943
Total FHLB advances, other borrowings and subordinated notes	$859,694	$555,288	$799,941

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

Notes Payable

At September 30, 2017, notes payable represented a $41.2 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement ("Credit Agreement") with unaffiliated banks dated December 15, 2014. The Credit Agreement consists of the Term Facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At September 30, 2017, the Company had a balance of $41.2 million compared to $52.4 million at December 31, 2016 and $56.2 million at September 30, 2016 under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At September 30, 2017, December 31, 2016 and September 30, 2016, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition. In December 2015, the Company amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 14, 2015 to December 12, 2016. In December 2016, the Company again amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 12, 2016 to December 11, 2017.

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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2017, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $20.0 million at September 30, 2017 compared to $61.8 million at December 31, 2016 and $33.2 million at September 30, 2016. At September 30, 2017, December 31, 2016 and September 30, 2016, securities sold under repurchase agreements represent $20.0 million, $61.8 million and $33.2 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2017, the Company had pledged securities related to its customer balances in sweep accounts of $60.0 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of September 30, 2017 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Treasury	$24,830
Mortgage-backed securities	10,162
Held-to-maturity securities pledged
U.S. Government agencies	25,000
Total collateral pledged	$59,992
Excess collateral	40,033
Securities sold under repurchase agreements	$19,959

Other Borrowings

Other borrowings at September 30, 2017 represent a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At September 30, 2017, the Fixed-Rate Promissory Note had a balance of $49.3 million. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. Under a previous fixed-rate promissory note with an unrelated creditor related to and secured by an office building owned by the Company, other borrowings totaled $17.7 million and $17.8 million at December 31, 2016 and September 30, 2016, respectively. In June 2017, this previous fixed-rate promissory note was paid off upon the Company's issuance of the Fixed-Rate Promissory Note. At September 30, 2017, the non-recourse notes related to certain capital leases totaled $225,000 compared to $447,000 and $519,000 at December 31, 2016 and September 30, 2016, respectively.

Secured Borrowings

Secured borrowings at September 30, 2017 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At September 30, 2017, the translated balance of the secured borrowing totaled $128.3 million compared to $119.0 million at December 31, 2016 and $121.9 million at September 30, 2016. Additionally, the interest rate under the Receivables Purchase Agreement at September 30, 2017 was 1.9094%. The remaining $12.7 million within secured borrowings at September 30, 2017 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At September 30, 2017, the Company had outstanding subordinated notes totaling $139.1 million compared to $139.0 million and $138.9 million outstanding at December 31, 2016 and September 30, 2016, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(11) Junior Subordinated Debentures

As of September 30, 2017, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview,

Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

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

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2017. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/2017	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	4.55%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	4.14%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	3.94%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	3.27%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	2.79%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	2.95%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	4.31%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	4.31%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	4.34%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	3.07%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	2.94%	06/2007	09/2037	06/2012
Total			$253,566		3.52%

The junior subordinated debentures totaled $253.6 million at September 30, 2017, December 31, 2016 and September 30, 2016.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2017, the weighted average contractual interest rate on the junior subordinated debentures was 3.52%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2017	September 30, 2016
Net interest income:
Community Banking	$176,526	$150,159	$26,367	18%
Specialty Finance	30,501	25,543	4,958	19
Wealth Management	4,557	4,835	(278)	(6)
Total Operating Segments	211,584	180,537	31,047	17
Intersegment Eliminations	4,404	4,099	305	7
Consolidated net interest income	$215,988	$184,636	$31,352	17%
Non-interest income:
Community Banking	$52,554	$62,730	$(10,176)	(16)%
Specialty Finance	16,315	12,226	4,089	33
Wealth Management	20,371	20,045	326	2
Total Operating Segments	89,240	95,001	(5,761)	(6)
Intersegment Eliminations	(9,509)	(8,397)	(1,112)	(13)
Consolidated non-interest income	$79,731	$86,604	$(6,873)	(8)%
Net revenue:
Community Banking	$229,080	$212,889	$16,191	8%
Specialty Finance	46,816	37,769	9,047	24
Wealth Management	24,928	24,880	48	—
Total Operating Segments	300,824	275,538	25,286	9
Intersegment Eliminations	(5,105)	(4,298)	(807)	(19)
Consolidated net revenue	$295,719	$271,240	$24,479	9%
Segment profit:
Community Banking	$44,799	$37,527	$7,272	19%
Specialty Finance	17,043	12,767	4,276	33
Wealth Management	3,784	2,821	963	34
Consolidated net income	$65,626	$53,115	$12,511	24%
Segment assets:
Community Banking	$22,426,049	$21,019,002	$1,407,047	7%
Specialty Finance	4,305,960	3,702,241	603,719	16
Wealth Management	626,153	600,516	25,637	4
Consolidated total assets	$27,358,162	$25,321,759	$2,036,403	8%

	Nine months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2017	September 30, 2016
Net interest income:
Community Banking	$499,135	$434,108	$65,027	15%
Specialty Finance	85,871	71,075	14,796	21
Wealth Management	14,532	13,701	831	6
Total Operating Segments	599,538	518,884	80,654	16
Intersegment Eliminations	13,439	12,531	908	7
Consolidated net interest income	$612,977	$531,415	$81,562	15%
Non-interest income:
Community Banking	$160,277	$169,210	$(8,933)	(5)%
Specialty Finance	44,192	37,111	7,081	19
Wealth Management	61,746	58,660	3,086	5
Total Operating Segments	266,215	264,981	1,234	—
Intersegment Eliminations	(27,747)	(24,826)	(2,921)	(12)
Consolidated non-interest income	$238,468	$240,155	$(1,687)	(1)%
Net revenue:
Community Banking	$659,412	$603,318	$56,094	9%
Specialty Finance	130,063	108,186	21,877	20
Wealth Management	76,278	72,361	3,917	5
Total Operating Segments	865,753	783,865	81,888	10
Intersegment Eliminations	(14,308)	(12,295)	(2,013)	(16)
Consolidated net revenue	$851,445	$771,570	$79,875	10%
Segment profit:
Community Banking	$128,502	$106,860	$21,642	20%
Specialty Finance	47,990	36,283	11,707	32
Wealth Management	12,409	9,124	3,285	36
Consolidated net income	$188,901	$152,267	$36,634	24%

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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2017, December 31, 2016 and September 30, 2016:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016	September 30, 2017	December 31, 2016	September 30, 2016
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$8,643	$8,011	$549	$—	$—	$7
Interest rate derivatives designated as Fair Value Hedges	2,036	2,228	177	53	—	907
Total derivatives designated as hedging instruments under ASC 815	$10,679	$10,239	$726	$53	$—	$914
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$34,489	$38,974	$79,477	$33,982	$37,665	$79,199
Interest rate lock commitments	2,851	4,265	8,352	1	1,325	4,060
Forward commitments to sell mortgage loans	19	2,037	—	1,495	—	3,505
Foreign exchange contracts	160	879	273	242	849	270
Total derivatives not designated as hedging instruments under ASC 815	$37,519	$46,155	$88,102	$35,720	$39,839	$87,034
Total Derivatives	$48,198	$56,394	$88,828	$35,773	$39,839	$87,948

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

As of September 30, 2017, the Company had four interest rate swap derivatives designated as cash flow hedges of variable rate deposits. The interest rate swap derivatives had notional amounts of $200.0 million, $250.0 million, $275.0 million and $200.0 million and mature in June 2019, July 2019, August 2019 and June 2020, respectively. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate junior subordinated debentures. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the nine months ended September 30, 2017 or September 30, 2016. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of September 30, 2017:

	September 30, 2017
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
June 2019	$200,000	$295
July 2019	250,000	3,549
August 2019	275,000	4,434
June 2020	200,000	365
Total Cash Flow Hedges	$925,000	$8,643
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Unrealized gain (loss) at beginning of period	$8,249	$(3,574)	$6,944	$(3,529)
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	14	1,065	1,051	2,620
Amount of (loss) gain recognized in other comprehensive income	380	1,708	648	108
Unrealized gain (loss) at end of period	$8,643	$(801)	$8,643	$(801)

As of September 30, 2017, the Company estimates that during the next twelve months, $3.5 million will be reclassified from accumulated other comprehensive gain as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2017, the Company has eleven interest rate swaps with an aggregate notional amount of $126.1 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net gain of $12,000 and $35,000 in other income related to hedge ineffectiveness for the three months ended September 30, 2017 and 2016, respectively. On a year-to-date basis, the Company recognized a net gain of $41,000 and a net gain of $13,000 in other income related to hedge ineffectiveness for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of September 30, 2017 and 2016:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of (Loss)/Gain Recognized in Income on Derivative Three Months Ended		Amount of Gain/(Loss) Recognized in Income on Hedged Item Three Months Ended		Income Statement Gain due to Hedge Ineffectiveness Three Months Ended
		September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swaps	Trading losses, net	$(64)	$269	$76	$(234)	$12	$35

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative Nine Months Ended		Amount of Gain Recognized in Income on Hedged Item Nine Months Ended		Income Statement Gain due to Hedge Ineffectiveness Nine Months Ended
		September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swaps	Trading losses, net	$(245)	$(614)	$286	$627	$41	$13

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in non-interest income. At September 30, 2017, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $4.9 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from October 2017 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2017, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $773.5 million and interest rate lock commitments with an aggregate notional amount of approximately $409.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

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

As of September 30, 2017 the Company held foreign currency derivatives with an aggregate notional amount of approximately $43.4 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2017, December 31, 2016 or September 30, 2016.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swaps and caps	Trading losses, net	$(94)	$(395)	$(762)	$(751)
Mortgage banking derivatives	Mortgage banking revenue	708	(2,215)	1,398	(3,058)
Covered call options	Fees from covered call options	1,143	3,633	2,792	9,994
Foreign exchange contracts	Trading losses, net	(23)	(26)	(115)	(262)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2017, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $9.8 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2016	September 30, 2017	December 31, 2016	September 30, 2016
Gross Amounts Recognized	$45,168	$49,213	$80,203	$34,035	$37,665	$80,113
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$45,168	$49,213	$80,203	$34,035	$37,665	$80,113
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	$(16,213)	(14,441)	(958)	$(16,213)	(14,441)	(958)
Collateral Posted (1)	(2,950)	(8,530)	—	(17,130)	(12,400)	(79,155)
Net Credit Exposure	$26,005	$26,242	$79,245	$692	$10,824	$—

(1)
As of September 30, 2016, the Company posted collateral of $86.0 million, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At September 30, 2017, the Company classified $68.4 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $3.9 million of U.S. government agencies as Level 3 at September 30, 2017. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the third quarter of 2017, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2017 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

At September 30, 2017, December 31, 2016 and September 30, 2016, the Company held no equity securities classified as Level 3. In prior periods, equity securities in Level 3 were primarily comprised of auction rate preferred securities. The Company’s valuation methodology at that time included modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a market spread derived from the market price of the securities underlying debt. In the third quarter of 2016, the Company exchanged these auction rate securities for the underlying preferred securities, resulting in a $2.4 million gain on the nonmonetary sale. The Company classified the preferred securities received as Level 2 in the fair value hierarchy at the time of the transaction due to observable inputs other than quoted prices existing for the preferred securities.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. At September 30, 2017, the Company classified $29.7 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at September 30, 2017 was 3.65% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 9.62% at September 30, 2017. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit loss rate used as an input to value the specific loans was 0.94% with credit loss rates ranging from 0%-3% at September 30, 2017.

Mortgage servicing rights ("MSRs")—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At September 30, 2017, the Company classified $29.4 million of MSRs as Level 3. The weighted average discount rate used as an input to value the MSRs at September 30, 2017 was 9.97% with discount rates applied ranging from 9%-15%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds used as an input to value the MSRs at September 30, 2017 ranged from 0%-47% or a weighted average prepayment speed of 10.50%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $69 and $634, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation.

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

At September 30, 2017, the Company classified $1.2 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2017 was 88.85% with pull-through rates applied ranging from 38% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$144,145	$—	$144,145	$—
U.S. Government agencies	159,328	—	155,385	3,943
Municipal	116,016	—	47,633	68,383
Corporate notes	60,614	—	60,614	—
Mortgage-backed	1,149,448	—	1,149,448	—
Equity securities	36,352	—	36,352	—
Trading account securities	643	—	643	—
Mortgage loans held-for-sale	370,282	—	370,282	—
Loans held-for-investment	29,704	—	—	29,704
MSRs	29,414	—	—	29,414
Nonqualified deferred compensation assets	10,824	—	10,824	—
Derivative assets	48,198	—	46,982	1,216
Total	$2,154,968	$—	$2,022,308	$132,660
Derivative liabilities	$35,773	$—	$35,773	$—

	December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$141,983	$—	$141,983	$—
U.S. Government agencies	189,152	—	189,152	—
Municipal	131,809	—	52,183	79,626
Corporate notes	65,391	—	65,391	—
Mortgage-backed	1,161,084	—	1,161,084	—
Equity securities	35,248	—	35,248	—
Trading account securities	1,989	—	1,989	—
Mortgage loans held-for-sale	418,374	—	418,374	—
Loans held-for-investment	22,137	—	—	22,137
MSRs	19,103	—	—	19,103
Nonqualified deferred compensation assets	9,228	—	9,228	—
Derivative assets	56,394	—	54,103	2,291
Total	$2,251,892	$—	$2,128,735	$123,157
Derivative liabilities	$39,839	$—	$39,839	$—

	September 30, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$30,036	$—	$30,036	$—
U.S. Government agencies	93,683	—	93,683	—
Municipal	109,281	—	42,073	67,208
Corporate notes	65,203	—	65,203	—
Mortgage-backed	1,301,111	—	1,301,111	—
Equity securities	50,782	—	50,782	—
Trading account securities	1,092	—	1,092	—
Mortgage loans held-for-sale	559,634	—	559,634	—
Loans held-for-investment	17,603	—	17,603	—
MSRs	13,901	—	—	13,901
Nonqualified deferred compensation assets	9,218	—	9,218	—
Derivative assets	88,828	—	82,791	6,037
Total	$2,340,372	$—	$2,253,226	$87,146
Derivative liabilities	$87,948	$—	$87,948	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2017, December 31, 2016 and September 30, 2016 for mortgage loans held-for-sale measured at fair value under ASC 825 was $356.4 million, $414.4 million and $537.0 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $370.3 million, $418.4 million and $559.6 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2017, December 31, 2016 and September 30, 2016.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at July 1, 2017	$77,341	$—	$4,110	$30,173	$27,307	$1,047
Total net gains (losses) included in:
Net income (1)	—	—	—	177	2,107	169
Other comprehensive loss	(4,113)	—	(167)	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(4,845)	—	—	(4,504)	—	—
Net transfers into/(out of) Level 3	—	—	—	3,858	—	—
Balance at September 30, 2017	$68,383	$—	$3,943	$29,704	$29,414	$1,216

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2017	$79,626	$—	$—	$22,137	$19,103	$2,291
Total net gains (losses) included in:
Net income (1)	—	—	—	1,369	10,311	(1,075)
Other comprehensive loss	(1,084)	—	(340)	—	—	—
Purchases	10,879	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(21,038)	—	—	(9,995)	—	—
Net transfers into/(out of) Level 3	—	—	4,283	16,193	—	—
Balance at September 30, 2017	$68,383	$—	$3,943	$29,704	$29,414	$1,216

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at July 1, 2016	$69,812	$25,187	$—	$—	$13,382	$9,731
Total net gains (losses) included in:
Net income (1)	—	—	—	—	519	(3,694)
Other comprehensive loss	(241)		—	—	—	—
Purchases	2,184	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	(25,187)	—	—	—	—
Settlements	(4,547)	—	—	—	—	—
Net transfers into/(out of) Level 3	—	—	—	—	—	—
Balance at September 30, 2016	$67,208	$—	$—	$—	$13,901	$6,037

		Equity securities	U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2016	$68,613	$25,199	$—	$—	$9,092	$7,021
Total net gains (losses) included in:
Net income (1)	—	—	—	—	4,809	(984)
Other comprehensive loss	(141)	(12)	—	—	—	—
Purchases	6,458	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	(25,187)	—	—	—	—
Settlements	(7,722)	—	—	—	—	—
Net transfers into/(out of) Level 3	—	—	—	—	—	—
Balance at September 30, 2016	$67,208	$—	$—	$—	$13,901	$6,037

(1)	Changes in the balance of MSRs are recorded as a component of mortgage banking revenue in non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2017.

	September 30, 2017				Three Months Ended September 30, 2017 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2017 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$57,548	$—	$—	$57,548	$4,259	$10,589
Other real estate owned, including covered other real estate owned (1)	40,229	—	—	40,229	490	1,760
Total	$97,777	$—	$—	$97,777	$4,749	$12,349

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At September 30, 2017, the Company had $78.6 million of impaired loans classified as Level 3. Of the $78.6 million of impaired loans, $57.5 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $21.1 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for non-covered other real estate owned and covered other real estate owned. At September 30, 2017, the Company had $40.2 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2017 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$68,383	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	3,943	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	29,704	Discounted cash flows	Discount rate	3%-4%	3.65%	Decrease
			Credit loss rate	0%-3%	0.94%	Decrease
			Constant prepayment rate (CPR)	9.62%	9.62%	Decrease
MSRs	29,414	Discounted cash flows	Discount rate	9%-15%	9.97%	Decrease
			Constant prepayment rate (CPR)	0%-47%	10.50%	Decrease
			Cost of servicing	$65-$200	$69	Decrease
			Cost of servicing - delinquent	$200-$1,000	$634	Decrease
Derivatives	1,216	Discounted cash flows	Pull-through rate	38%-100%	88.85%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$57,548	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real estate owned	40,229	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2017		At December 31, 2016		At September 30, 2016
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$251,952	$251,952	$270,045	$270,045	$246,947	$246,947
Interest bearing deposits with banks	1,218,728	1,218,728	980,457	980,457	816,104	816,104
Available-for-sale securities	1,665,903	1,665,903	1,724,667	1,724,667	1,650,096	1,650,096
Held-to-maturity securities	819,340	807,036	635,705	607,602	932,767	942,666
Trading account securities	643	643	1,989	1,989	1,092	1,092
FHLB and FRB stock, at cost	87,192	87,192	133,494	133,494	129,630	129,630
Brokerage customer receivables	23,631	23,631	25,181	25,181	25,511	25,511
Mortgage loans held-for-sale, at fair value	370,282	370,282	418,374	418,374	559,634	559,634
Loans held-for-investment, at fair value	29,704	29,704	22,137	22,137	17,603	17,603
Loans held-for-investment, at amortized cost	20,929,678	21,064,801	19,739,180	20,755,320	19,179,598	20,233,915
MSRs	29,414	29,414	19,103	19,103	13,901	13,901
Nonqualified deferred compensation assets	10,824	10,824	9,228	9,228	9,218	9,218
Derivative assets	48,198	48,198	56,394	56,394	88,828	88,828
Accrued interest receivable and other	225,435	225,435	204,513	204,513	205,725	205,725
Total financial assets	$25,710,924	$25,833,743	$24,240,467	$25,228,504	$23,876,654	$24,940,870
Financial Liabilities
Non-maturity deposits	$18,228,388	$18,228,388	$17,383,729	$17,383,729	$16,946,178	$16,946,178
Deposits with stated maturities	4,666,675	4,608,760	4,274,903	4,263,576	4,201,477	4,200,278
FHLB advances	468,962	454,753	153,831	157,051	419,632	427,103
Other borrowings	251,680	251,680	262,486	262,486	241,366	241,366
Subordinated notes	139,052	145,376	138,971	135,268	138,943	138,715
Junior subordinated debentures	253,566	240,305	253,566	254,384	253,566	254,108
Derivative liabilities	35,773	35,773	39,839	39,839	87,948	87,948
FDIC indemnification liability	15,472	15,472	16,701	16,701	17,945	17,945
Accrued interest payable	9,177	9,177	6,421	6,421	8,007	8,007
Total financial liabilities	$24,068,745	$23,989,684	$22,530,447	$22,519,455	$22,315,062	$22,321,648

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

(15) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Outstanding awards under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of September 30, 2017, approximately 4.0 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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
The following table presents the weighted average assumptions used to determine the fair value of options granted in the nine month period ended September 30, 2016. No options were granted in the nine month period ended September 30, 2017.

Nine Months Ended
September 30,
2016
Expected dividend yield	0.9%
Expected volatility	25.2%
Risk-free rate	1.3%
Expected option life (in years)	4.5

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $2.4 million in the third quarter of 2017 and $2.0 million in the third quarter of 2016, and $8.2 million and $6.8 million for the 2017 and 2016 year-to-date periods, respectively.

A summary of the Company's stock option activity for the nine months ended September 30, 2017 and September 30, 2016 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2017	1,698,912	$41.50
Granted	—	—
Exercised	(499,222)	40.57
Forfeited or canceled	(16,378)	43.07
Outstanding at September 30, 2017	1,183,312	$41.87	4.2	$43,122
Exercisable at September 30, 2017	640,759	$41.58	3.5	$23,532

(1)	Represents the remaining weighted average contractual life in years.

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

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2016 was $8.61. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 and September 30, 2016, was $16.3 million and $2.7 million, respectively. Cash received from option exercises under the Plan for the nine months ended September 30, 2017 and September 30, 2016 were $20.3 million and $6.9 million, respectively.

A summary of the Plans' restricted share activity for the nine months ended September 30, 2017 and September 30, 2016 is presented below:

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	133,425	$49.94	137,593	$49.63
Granted	14,249	72.53	15,764	44.72
Vested and issued	(10,695)	46.03	(10,041)	43.78
Forfeited or canceled	(2,551)	52.26	(598)	44.26
Outstanding at September 30	134,428	$52.60	142,718	$49.52
Vested, but not issuable at September 30	89,563	$51.59	88,889	$51.44

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2017 and September 30, 2016 is presented below:

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	298,180	$43.64	276,533	$43.01
Granted	145,829	72.60	118,072	41.02
Vested and issued	(68,712)	46.85	(78,410)	37.90
Forfeited	(14,164)	52.81	(13,229)	41.12
Outstanding at September 30	361,133	$54.36	302,966	$43.64
Vested, but deferred at September 30	13,616	$42.66	6,660	$37.93

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

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock with a term of 10 years. The exercise price, subject to customary anti-dilution, was $22.66 at September 30, 2017. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first nine months of 2017 294,993 warrant shares were exercised, which resulted in 202,325 shares of common stock issued. At September 30, 2017, all remaining holders of the interest in the warrant were able to exercise 46,859 warrant shares.

Other

At the January 2017 Board of Directors meeting, a quarterly cash dividend of $0.14 per share ($0.56 on an annualized basis) was declared. It was paid on February 23, 2017 to shareholders of record as of February 9, 2017. At the April 2017 Board of Directors meeting, a quarterly cash dividend of $0.14 per share ($0.56 on an annualized basis) was declared. It was paid on May 25, 2017 to shareholders of record as of May 11, 2017. At the July 2017 Board of Directors meeting, a quarterly cash dividend of $0.14 per share ($0.56 on an annualized basis) was declared. It was paid on August 24, 2017 to shareholders of record as of August 10, 2017.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at July 1, 2017	$(15,022)	$4,959	$(36,474)	$(46,537)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	653	228	4,206	5,087
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(24)	8	—	(16)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(20)	—	—	(20)
Net other comprehensive income during the period, net of tax	$609	$236	$4,206	$5,051
Balance at September 30, 2017	$(14,413)	$5,195	$(32,268)	$(41,486)

Balance at January 1, 2017	$(29,309)	$4,165	$(40,184)	$(65,328)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	15,815	393	7,916	24,124
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(19)	637	—	618
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	$(900)	$—	$—	$(900)
Net other comprehensive income during the period, net of tax	$14,896	$1,030	$7,916	$23,842
Balance at September 30, 2017	$(14,413)	$5,195	$(32,268)	$(41,486)

Balance at July 1, 2016	$3,971	$(2,220)	$(36,191)	$(34,440)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	1,532	1,037	(1,644)	925
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(2,005)	646	—	(1,359)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	2,295	—	—	2,295
Net other comprehensive income (loss) during the period, net of tax	$1,822	$1,683	$(1,644)	$1,861
Balance at September 30, 2016	$5,793	$(537)	$(37,835)	$(32,579)

Balance at January 1, 2016	$(17,674)	$(2,193)	$(42,841)	$(62,708)
Other comprehensive income during the period, net of tax, before reclassifications	20,444	66	5,006	25,516
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(3,684)	1,590	—	(2,094)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	6,707	—	—	6,707
Net other comprehensive income during the period, net of tax	$23,467	$1,656	$5,006	$30,129
Balance at September 30, 2016	$5,793	$(537)	$(37,835)	$(32,579)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2017	2016	2017	2016
Accumulated unrealized losses on securities
Gains included in net income	$39	$3,305	$31	$6,070	Gains on investment securities, net
	39	3,305	31	6,070	Income before taxes
Tax effect	$(15)	$(1,300)	$(12)	$(2,386)	Income tax expense
Net of tax	$24	$2,005	$19	$3,684	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(380)	$528	$(15)	$1,121	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	394	537	$1,066	$1,499	Interest on junior subordinated debentures
	(14)	(1,065)	(1,051)	(2,620)	Income before taxes
Tax effect	$6	$419	$414	$1,030	Income tax expense
Net of tax	$(8)	$(646)	$(637)	$(1,590)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(In thousands, except per share data)		September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income		$65,626	$53,115	$188,901	$152,267
Less: Preferred stock dividends		2,050	3,628	7,728	10,884
Net income applicable to common shares—Basic	(A)	63,576	49,487	181,173	141,383
Add: Dividends on convertible preferred stock, if dilutive		—	1,578	1,578	4,735
Net income applicable to common shares—Diluted	(B)	63,576	51,065	182,751	146,118
Weighted average common shares outstanding	(C)	55,796	51,679	54,292	49,763
Effect of dilutive potential common shares
Common stock equivalents		966	938	988	822
Convertible preferred stock, if dilutive		—	3,109	1,317	3,109
Total dilutive potential common shares		966	4,047	2,305	3,931
Weighted average common shares and effect of dilutive potential common shares	(D)	56,762	55,726	56,597	53,694
Net income per common share:
Basic	(A/C)	$1.14	$0.96	$3.34	$2.84
Diluted	(B/D)	$1.12	$0.92	$3.23	$2.72

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

(17) Subsequent Events

On October 16, 2017, the Company entered in agreements with the FDIC that terminate all existing loss share agreements with the FDIC. The remaining loss share agreements were related to the Company’s acquisition of assets and assumption of liabilities of eight failed banks through FDIC assisted transactions in 2010, 2011 and 2012. Under terms of the agreements, the Company made a net payment of $15.2 million to the FDIC as consideration for the early termination of the loss share agreements. The Company recorded a pre-tax gain of approximately $0.4 million in the fourth quarter of 2017 to write off the remaining loss share asset, relieve the claw-back liability and recognize the payment to the FDIC.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 2017 compared with December 31, 2016 and September 30, 2016, and the results of operations for the three and nine month periods ended September 30, 2017 and September 30, 2016, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2016 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Third Quarter Highlights

The Company recorded net income of $65.6 million for the third quarter of 2017 compared to $53.1 million in the third quarter of 2016. The results for the third quarter of 2017 demonstrate continued momentum on our operating strengths including loan and deposit growth and stable credit quality metrics, partially offset by a reduction in mortgage banking revenue due to lower origination volumes and a $2.2 million negative fair value adjustment related to MSRs. Combined with the noted continued loan growth, the improvement in net interest margin during the third quarter of 2017 resulted in higher net interest income in the current period.

The Company increased its loan portfolio, excluding covered loans and mortgage loans held-for-sale, from $19.1 billion at September 30, 2016 and $19.7 billion at December 31, 2016 to $20.9 billion at September 30, 2017. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s growth in the commercial, commercial real estate and insurance premium finance receivables portfolios. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Financial Condition – Interest Earning Assets” and Note 6 “Loans” of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $216.0 million in the third quarter of 2017 compared to $184.6 million in the third quarter of 2016. The higher level of net interest income recorded in the third quarter of 2017 compared to the third quarter of 2016 resulted primarily from a $2.1 billion increase in average loans, excluding covered loans, and a substantial improvement in the net interest margin. This was partially offset by an increase in the average balance and cost of interest-bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $79.7 million in the third quarter of 2017 compared to $86.6 million in the third quarter of 2016. Decreases in mortgage banking revenue, lower fees from covered call options, lower fees from interest rate swaps and lower gains realized on sales of investment securities were partially offset by increased wealth management revenue, higher operating lease income and an increase in service charges on deposits (see “Non-Interest Income” for further detail).

Non-interest expense totaled $183.6 million in the third quarter of 2017, increasing $7.0 million, or 4%, compared to the third quarter of 2016. The increase compared to the third quarter of 2016 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from acquisitions, and higher staffing levels as the Company grows, increased operating lease equipment depreciation, higher professional fees and an increase in advertising and marketing expenses (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the third quarter of 2017, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2017, the Company had approximately $1.5 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2017, as compared to the same periods last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2017	September 30, 2016	Percentage (%) or Basis Point (bp) Change
Net income	$65,626	$53,115	24%
Net income per common share—Diluted	1.12	0.92	22
Net revenue (1)	295,719	271,240	9
Net interest income	215,988	184,636	17
Net interest margin	3.43%	3.21%	22 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.46	3.24	22
Net overhead ratio (3)	1.53	1.44	9
Return on average assets	0.96	0.85	11
Return on average common equity	9.15	8.20	95
Return on average tangible common equity (non-GAAP) (2)	11.39	10.55	84

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2017	September 30, 2016	Percentage (%) or Basis Point (bp) Change
Net income	$188,901	$152,267	24%
Net income per common share—Diluted	3.23	2.72	19
Net revenue (1)	851,445	771,570	10
Net interest income	612,977	531,415	15
Net interest margin	3.40%	3.25%	15 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.43	3.27	16
Net overhead ratio (3)	1.52	1.46	6
Return on average assets	0.97	0.85	12
Return on average common equity	9.21	8.39	82
Return on average tangible common equity (non-GAAP) (2)	11.62	10.98	64
At end of period
Total assets	$27,358,162	$25,321,759	8%
Total loans, excluding loans held-for-sale, excluding covered loans	20,912,781	19,101,261	9
Total loans, including loans held-for-sale, excluding covered loans	21,283,063	19,660,895	8
Total deposits	22,895,063	21,147,655	8
Total shareholders’ equity	2,908,925	2,674,474	9
Book value per common share (2)	49.86	46.86	6
Tangible common book value per share (2)	40.53	37.06	9
Market price per common share	78.31	55.57	41
Excluding covered loans:
Allowance for credit losses to total loans (4)	0.64%	0.62%	2 bp
Non-performing loans to total loans	0.37	0.44	(7)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2017	2016	2017	2016
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$247,688	$208,149	$694,628	$597,444
Taxable-equivalent adjustment:
- Loans	1,033	584	2,654	1,616
- Liquidity Management Assets	921	963	2,694	2,815
- Other Earning Assets	5	9	12	23
(B) Interest Income - FTE	$249,647	$209,705	$699,988	$601,898
(C) Interest Expense (GAAP)	31,700	23,513	81,651	66,029
(D) Net Interest Income - FTE (B minus C)	$217,947	$186,192	$618,337	$535,869
(E) Net Interest Income (GAAP) (A minus C)	$215,988	$184,636	$612,977	$531,415
Net interest margin (GAAP-derived)	3.43%	3.21%	3.40%	3.25%
Net interest margin - FTE	3.46%	3.24%	3.43%	3.27%
(F) Non-interest income	$79,731	$86,604	$238,468	$240,155
(G) Gains on investment securities, net	39	3,305	31	6,070
(H) Non-interest expense	183,575	176,615	535,237	501,314
Efficiency ratio (H/(E+F-G))	62.09%	65.92%	62.86%	65.49%
Efficiency ratio - FTE (H/(D+F-G))	61.68%	65.54%	62.47%	65.11%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$2,908,925	$2,674,474
(I) Less: Convertible preferred stock	—	(126,257)
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(520,672)	(506,674)
(J) Total tangible common shareholders’ equity	$2,263,253	$1,916,543
Total assets	$27,358,162	$25,321,759
Less: Intangible assets	(520,672)	(506,674)
(K) Total tangible assets	$26,837,490	$24,815,085
Tangible common equity ratio (J/K)	8.4%	7.7%
Tangible common equity ratio, assuming full conversion of convertible preferred stock ((J-I)/K)	8.4%	8.2%
Calculation of book value per share
Total shareholders’ equity	$2,908,925	$2,674,474
Less: Preferred stock	(125,000)	(251,257)
(L) Total common equity	$2,783,925	$2,423,217
(M) Actual common shares outstanding	55,838	51,715
Book value per common share (L/M)	$49.86	$46.86
Tangible common book value per share (J/M)	$40.53	$37.06

Calculation of return on average common equity
(N) Net income applicable to common shares	63,576	49,487	181,173	141,383
Add: After-tax intangible asset amortization	672	677	2,169	2,270
(O) Tangible net income applicable to common shares	64,248	50,164	183,342	143,653
Total average shareholders' equity	2,882,682	2,651,684	2,808,072	2,502,940
Less: Average preferred stock	(125,000)	(251,257)	(178,632)	(251,259)
(P) Total average common shareholders' equity	2,757,682	2,400,427	2,629,440	2,251,681
Less: Average intangible assets	(520,333)	(508,812)	(520,006)	(503,966)
(Q) Total average tangible common shareholders’ equity	2,237,349	1,891,615	2,109,434	1,747,715
Return on average common equity, annualized (N/P)	9.15%	8.20%	9.21%	8.39%
Return on average tangible common equity, annualized (O/Q)	11.39%	10.55%	11.62%	10.98%

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

Net Income

Net income for the quarter ended September 30, 2017 totaled $65.6 million, an increase of $12.5 million, or 24%, compared to the third quarter of 2016. On a per share basis, net income for the third quarter of 2017 totaled $1.12 per diluted common share compared to $0.92 in the third quarter of 2016.

The most significant factors impacting net income for the third quarter of 2017 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets and an improvement in net interest margin, increased operating lease income, an increase in wealth management revenue and a decrease in other expenses due to a charge related to legal disputes recognized during the third quarter of 2016. These improvements were offset by a decrease in mortgage banking revenue and fees from covered call options, lower gains on investment securities and an increase in non-interest expense primarily attributable to higher salary and employee benefit costs caused by higher staffing levels as the Company grows, increased operating lease equipment depreciation and an increase in professional fees and marketing expenses.

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

Quarter Ended September 30, 2017 compared to the Quarters Ended June 30, 2017 and September 30, 2016

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the third quarter of 2017 as compared to the second quarter of 2017 (sequential quarters) and third quarter of 2016 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	June 30, 2017	September 30, 2016
Interest-bearing deposits with banks and cash equivalents(1)	1,003,572	722,349	851,385	3,272	1,635	1,157	1.29%	0.91%	0.54%
Investment securities	2,652,119	2,572,619	2,692,691	16,979	16,390	16,459	2.54	2.55	2.43
FHLB and FRB stock	81,928	99,438	127,501	1,080	1,153	1,094	5.23	4.66	3.41
Liquidity management assets(2)(7)	$3,737,619	$3,394,406	$3,671,577	$21,331	$19,178	$18,710	2.26%	2.27%	2.03%
Other earning assets(2)(3)(7)	25,844	25,749	29,875	163	162	222	2.49	2.53	2.96
Loans, net of unearned income(2)(4)(7)	21,195,222	20,599,718	19,071,621	227,553	212,892	189,637	4.26	4.15	3.96
Covered loans	48,415	51,823	101,570	600	648	1,136	4.91	5.01	4.45
Total earning assets(7)	$25,007,100	$24,071,696	$22,874,643	$249,647	$232,880	$209,705	3.96%	3.88%	3.65%
Allowance for loan and covered loan losses	(135,519)	(132,053)	(121,156)
Cash and due from banks	242,186	242,495	240,239
Other assets	1,898,528	1,868,811	1,885,526
Total assets	$27,012,295	$26,050,949	$24,879,252

Interest-bearing deposits	$16,291,891	$15,621,674	$15,117,102	$23,655	$18,471	$15,621	0.58%	0.47%	0.41%
FHLB advances	324,996	689,600	459,198	2,151	2,933	2,577	2.63	1.71	2.23
Other borrowings	268,850	240,547	249,307	1,482	1,149	1,137	2.19	1.92	1.81
Subordinated notes	139,035	139,007	138,925	1,772	1,786	1,778	5.10	5.14	5.12
Junior subordinated notes	253,566	253,566	253,566	2,640	2,433	2,400	4.07	3.80	3.70
Total interest-bearing liabilities	$17,278,338	$16,944,394	$16,218,098	$31,700	$26,772	$23,513	0.73%	0.63%	0.58%
Non-interest bearing deposits	6,419,326	5,904,679	5,566,983
Other liabilities	431,949	400,971	442,487
Equity	2,882,682	2,800,905	2,651,684
Total liabilities and shareholders’ equity	$27,012,295	$26,050,949	$24,879,252
Interest rate spread(5)(7)							3.23%	3.25%	3.07%
Less: Fully tax-equivalent adjustment				(1,959)	(1,699)	(1,556)	(0.03)	(0.02)	(0.03)
Net free funds/contribution(6)	$7,728,762	$7,127,302	$6,656,545				0.23	0.18	0.17
Net interest income/ margin(7) (GAAP)				$215,988	$204,409	$184,636	3.43%	3.41%	3.21%
Fully tax-equivalent adjustment				1,959	$1,699	$1,556	0.03	0.02	0.03
Net interest income/ margin - FTE (7)				$217,947	$206,108	$186,192	3.46%	3.43%	3.24%

(1)	Includes interest-bearing deposits from banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the three months ended September 30, 2017, June 30, 2017 and September 30, 2016 were $2.0 million, $1.7 million and $1.6 million respectively.

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

For the third quarter of 2017, net interest income totaled $216.0 million, an increase of $11.6 million as compared to the second quarter of 2017 and an increase of $31.4 million as compared to the third quarter of 2016. Net interest margin was 3.43% (3.46% on a fully tax-equivalent basis) during the third quarter of 2017 compared to 3.41% (3.43% on a fully tax-equivalent basis) during the second quarter of 2017 and 3.21% (3.24% on a fully tax-equivalent basis) during the third quarter of 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest-bearing deposits with banks and cash equivalents(1)	836,373	688,208	6,531	2,699	1.04%	0.52%
Investment securities	2,541,061	2,656,969	47,849	51,898	2.52	2.61
FHLB and FRB stock	91,774	117,198	3,303	3,143	4.81	3.58
Liquidity management assets(1)(2)(7)	$3,469,208	$3,462,375	$57,683	$57,740	2.22%	2.23%
Other earning assets(2)(3)(7)	25,612	29,457	508	696	2.65	3.16
Loans, net of unearned income(2)(4)(7)	20,577,507	18,264,545	639,632	538,833	4.16	3.94
Covered loans	52,339	117,427	2,165	4,629	5.53	5.27
Total earning assets(7)	$24,124,666	$21,873,804	$699,988	$601,898	3.88%	3.68%
Allowance for loan and covered loan losses	(131,695)	(116,739)
Cash and due from banks	238,136	257,443
Other assets	1,865,702	1,834,904
Total assets	$26,096,809	$23,849,412

Interest-bearing deposits	$15,796,434	$14,303,125	$58,396	$41,996	0.49%	0.39%
FHLB advances	399,171	742,423	6,674	8,447	2.24	1.52
Other borrowings	254,854	251,633	3,770	3,281	1.98	1.74
Subordinated notes	139,008	138,898	5,330	5,332	5.11	5.12
Junior subordinated notes	253,566	254,935	7,481	6,973	3.89	3.59
Total interest-bearing liabilities	$16,843,033	$15,691,014	$81,651	$66,029	0.65%	0.56%
Non-interest bearing deposits	6,039,329	5,244,552
Other liabilities	406,375	410,906
Equity	2,808,072	2,502,940
Total liabilities and shareholders’ equity	$26,096,809	$23,849,412
Interest rate spread(5)(7)					3.23%	3.12%
Less: Fully tax-equivalent adjustment			(5,360)	(4,454)	(0.03)	(0.02)
Net free funds/contribution(6)	$7,281,633	$6,182,790			0.20	0.15
Net interest income/ margin(7) (GAAP)			$612,977	$531,415	3.40%	3.25%
Fully tax-equivalent adjustment			5,360	4,454	0.03	0.02
Net interest income/ margin - FTE (7)			$618,337	$535,869	3.43%	3.27%

(1)	Includes interest-bearing deposits from banks, federal funds sold and securities purchased under resale agreements.

(2)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the nine months ended September 30, 2017 and September 30, 2016 were $5.4 million and $4.5 million respectively.

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

For the first nine months of 2017 net interest income totaled $613.0 million, an increase of $81.6 million as compared to the first nine months of 2016. Net interest margin was 3.40% (3.43% on a fully tax-equivalent basis) for the first nine months of 2017 compared to 3.25% (3.27% on a fully tax-equivalent basis) for the first nine months of 2016.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended September 30, 2017 to June 30, 2017 and September 30, 2016 and the nine month periods ended September 30, 2017 and September 30, 2016. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2017 Compared to Second Quarter of 2017	Third Quarter of 2017 Compared to Third Quarter of 2016	First nine Months of 2017 Compared to First Nine Months of 2016
(Dollars in thousands)
Net interest income (GAAP) for comparative period	$204,409	$184,636	$531,415
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	8,774	19,642	61,411
Change due to interest rate fluctuations (rate)	583	11,710	22,097
Change due to number of days in each period	2,222	—	(1,946)
Net interest income (GAAP) for the period ended September 30, 2017	$215,988	$215,988	$612,977
Fully tax-equivalent adjustment	1,959	1,959	5,360
Net interest income - FTE	$217,947	$217,947	$618,337

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2017	September 30, 2016
Brokerage	$5,127	$6,752	$(1,625)	(24)%
Trust and asset management	14,676	12,582	2,094	17
Total wealth management	19,803	19,334	469	2
Mortgage banking	28,184	34,712	(6,528)	(19)
Service charges on deposit accounts	8,645	8,024	621	8
Gains on investment securities, net	39	3,305	(3,266)	(99)
Fees from covered call options	1,143	3,633	(2,490)	(69)
Trading losses, net	(129)	(432)	303	(70)
Operating lease income, net	8,461	4,459	4,002	90
Other:
Interest rate swap fees	1,762	2,881	(1,119)	(39)
BOLI	897	884	13	1
Administrative services	1,052	1,151	(99)	(9)
Early pay-offs of leases	—	—	—	NM
Miscellaneous	9,874	8,653	1,221	14
Total Other	13,585	13,569	16	—
Total Non-Interest Income	$79,731	$86,604	$(6,873)	(8)%
NM - Not Meaningful

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2017	September 30, 2016
Brokerage	$16,796	$19,111	$(2,315)	(12)%
Trust and asset management	43,060	37,395	5,665	15
Total wealth management	59,856	56,506	3,350	6
Mortgage banking	86,061	93,254	(7,193)	(8)
Service charges on deposit accounts	25,606	23,156	2,450	11
Gains on investment securities, net	31	6,070	(6,039)	(99)
Fees from covered call options	2,792	9,994	(7,202)	(72)
Trading losses, net	(869)	(916)	47	(5)
Operating lease income, net	21,048	11,270	9,778	87
Other:
Interest rate swap fees	5,416	9,154	(3,738)	(41)
BOLI	2,770	2,613	157	6
Administrative services	3,062	3,294	(232)	(7)
Gain on extinguishment of debt	—	4,305	(4,305)	NM
Early pay-offs of leases	1,221	—	1,221	NM
Miscellaneous	31,474	21,455	10,019	47
Total Other	43,943	40,821	3,122	8
Total Non-Interest Income	$238,468	$240,155	$(1,687)	(1)%
NM - Not Meaningful

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current period as compared to the third quarter of 2016 is primarily attributable to growth in assets under management due to new customers. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.

The decrease in mortgage banking revenue in the current quarter as compared to the same period of 2016 resulted primarily from lower origination volumes in the current quarter. Mortgage loans originated or purchased for sale decreased during the current quarter, totaling $956.0 million in the third quarter of 2017 as compared to $1.3 billion in the third quarter of 2016. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights ("MSRs") as the Company does not hedge this change in fair value. The Company originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three months ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Retail originations	$809,961	$1,138,571	$2,398,328	$2,978,643
Correspondent originations	145,999	121,007	414,357	229,825
Total originations (A)	$955,960	$1,259,578	$2,812,685	$3,208,468

Purchases as a percentage of originations	80%	57%	78%	60%
Refinances as a percentage of originations	20	43	22	40
Total	100%	100%	100%	100%

Production revenue (1) (B)	$24,038	$32,889	$69,855	$85,040
Production margin (B/A)	2.51%	2.61%	2.48%	2.65%

Loans serviced for others (C)	$2,622,411	$1,508,469
MSRs, at fair value (D)	29,414	13,901
Percentage of MSRs to loans serviced for others (D/C)	1.12%	0.92%

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The decrease in net gains on investment securities in the current quarter primarily relates to the realized gains on sales and calls of certain securities that were held in the Company's investment securities portfolio in the prior year periods.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased in the current year compared to the same period of 2016 primarily as a result of selling call options against a smaller value of underlying securities resulting in lower premiums received by the Company. There were no outstanding call option contracts at September 30, 2017 and September 30, 2016.

The increase in operating lease income in the current year periods compared to the prior year periods is primarily related to growth in business from the Company's leasing divisions.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2017	September 30, 2016
Salaries and employee benefits:
Salaries	$57,689	$54,309	$3,380	6%
Commissions and incentive compensation	32,095	33,740	(1,645)	(5)
Benefits	16,467	15,669	798	5
Total salaries and employee benefits	106,251	103,718	2,533	2
Equipment	9,947	9,449	498	5
Operating lease equipment depreciation	6,794	3,605	3,189	88
Occupancy, net	13,079	12,767	312	2
Data processing	7,851	7,432	419	6
Advertising and marketing	9,572	7,365	2,207	30
Professional fees	6,786	5,508	1,278	23
Amortization of other intangible assets	1,068	1,085	(17)	(2)
FDIC insurance	3,877	3,686	191	5
OREO expense, net	590	1,436	(846)	(59)
Other:
Commissions—3rd party brokers	990	1,362	(372)	(27)
Postage	1,814	1,889	(75)	(4)
Miscellaneous	14,956	17,313	(2,357)	(14)
Total other	17,760	20,564	(2,804)	(14)
Total Non-Interest Expense	$183,575	$176,615	$6,960	4%

	Nine months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2017	September 30, 2016
Salaries and employee benefits:
Salaries	$167,912	$157,515	$10,397	7%
Commissions and incentive compensation	92,788	92,646	142	—
Benefits	51,369	50,262	1,107	2
Total salaries and employee benefits	312,069	300,423	11,646	4
Equipment	28,858	27,523	1,335	5
Operating lease equipment depreciation	17,092	9,040	8,052	89
Occupancy, net	38,766	36,658	2,108	6
Data processing	23,580	21,089	2,491	12
Advertising and marketing	23,448	18,085	5,363	30
Professional fees	18,956	14,986	3,970	26
Amortization of other intangible assets	3,373	3,631	(258)	(7)
FDIC insurance	11,907	11,339	568	5
OREO expense, net	2,994	3,344	(350)	(10)
Other:
Commissions—3rd party brokers	3,121	3,996	(875)	(22)
Postage	5,336	5,229	107	2
Miscellaneous	45,737	45,971	(234)	(1)
Total other	54,194	55,196	(1,002)	(2)
Total Non-Interest Expense	$535,237	$501,314	$33,923	7%

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the current period compared to the same period of 2016 primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows and higher employee benefits offset somewhat by lower incentive compensation on variable pay based arrangements related to mortgage banking commissions.

Operating lease equipment depreciation increased in the current quarter compared to the same period of 2016 primarily as a result of growth in business from the Company's leasing divisions.

The increase in advertising and marketing expenses during the current quarter compared to the same period of 2016 is primarily related to higher expenses from community advertisements and sponsorships. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities, the Company's various products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the timing of sponsorship programs and type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors.

The increase in professional fees during the current quarter compared to the third quarter of 2016 is primarily related to consulting fees. Professional fees include legal, audit and tax fees, external loan review costs, consulting arrangements and normal regulatory exam assessments.

Income Taxes

The Company recorded income tax expense of $38.6 million for the three months ended September 30, 2017, compared to $31.9 million for same period of 2016. Income tax expense was $105.3 million and $91.3 million for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rates were 37.0% and 37.6% for the third quarters of 2017 and 2016, respectively, and 35.8% and 37.5% for the 2017 and 2016 year-to-date periods, respectively. The lower effective tax rate in the first nine months of 2017 was primarily a result of recording $5.0 million of excess tax benefits related to the adoption of new accounting rules over income taxes attributed to share-based compensation that became effective on January 1, 2017. Approximately $3.4 million of these excess tax benefits were recorded in the first quarter of 2017. Excess tax benefits are expected to be higher in the first quarter when the majority of the Company's share-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

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

The community banking segment’s net interest income for the quarter ended September 30, 2017 totaled $176.5 million as compared to $150.2 million for the same period in 2016, an increase of $26.4 million, or 18%. On a year-to-date basis, net interest income for the segment increased by $65.0 million from $434.1 million for the first nine months of 2016 to $499.1 million for the first nine months of 2017. The increase in both the three and nine month periods is primarily attributable to growth in earning assets and higher net interest margin. The community banking segment’s non-interest income totaled $52.6 million in the third quarter of 2017, a decrease of $10.2 million, or 16%, when compared to the third quarter of 2016 total of $62.7 million. On a year-to-date basis, non-interest income totaled $160.3 million for the first nine months of 2017, a decrease of $8.9 million, or 5%, compared to $169.2 million in the nine months ended September 30, 2016. The decrease in non-interest income in the quarter and year-to-date periods was primarily attributable to decrease in mortgage banking revenue, lower gains realized on sales of investment securities and lower fees from covered call options. The community banking segment’s net income for the quarter ended September 30, 2017 totaled $44.8 million, an increase of $7.3 million as compared to net income in the third quarter of 2016 of $37.5 million. On a year-to-date basis, the community banking segment's net income was $128.5 million for the first nine months of 2017 as compared to $106.9 million for the first nine months of 2016.

The specialty finance segment's net interest income totaled $30.5 million for the quarter ended September 30, 2017, compared to $25.5 million for the same period in 2016, an increase of $5.0 million, or 19%. On a year-to-date basis, net interest income increased by $14.8 million in the first nine months of 2017 as compared to the first nine months of 2016. The increase during both periods is primarily attributable to growth in earning assets. The specialty finance segment’s non-interest income totaled $16.3 million and $12.2 million for the three month periods ended September 30, 2017 and 2016, respectively. On a year-to-date basis, non-interest income increased by $7.1 million in the first nine months of 2017 as compared to the first nine months of 2016. The increase in non-interest income in the current year periods is primarily the result of higher originations and increased balances related to the life insurance premium finance portfolio as well as increased leasing activity since the prior year periods. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 43%, 35%, 17% and 6%, respectively, of the total revenues of our specialty finance business for the nine month period ended September 30, 2017. The net income of the specialty finance segment for the quarter ended September 30, 2017 totaled $17.0 million as compared to $12.8 million for the quarter ended September 30, 2016. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2017 totaled $48.0 million as compared to $36.3 million for the nine months ended September 30, 2016.

The wealth management segment reported net interest income of $4.6 million for the third quarter of 2017 compared to $4.8 million in the same quarter of 2016. On a year-to-date basis, net interest income totaled $14.5 million for the first nine months of 2017 as compared to $13.7 million for the first nine months of 2016. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.0 billion and $987.8 million in the first nine months of 2017 and 2016, respectively. This segment recorded non-interest income of $20.4 million for the third quarter of 2017 compared to $20.0 million for the third quarter of 2016. On a year-to-date basis, the wealth management segment's non-interest income totaled $61.7 million during the first nine months of 2017 as compared to $58.7 million in the first nine months of 2016. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $3.8 million for the third quarter of 2017 compared to $2.8 million for the third quarter of 2016. On a year-to-date basis, the wealth management segment's net income totaled $12.4 million and $9.1 million for the nine month periods ended September 30, 2017 and 2016, respectively.

Financial Condition

Total assets were $27.4 billion at September 30, 2017, representing an increase of $2.0 billion, or 8%, when compared to September 30, 2016 and an increase of approximately $428.9 million, or 6% on an annualized basis, when compared to June 30, 2017. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $24.0 billion at September 30, 2017, $23.6 billion at June 30, 2017, and $22.2 billion at September 30, 2016. See Notes 5, 6, 9, 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2017		June 30, 2017		September 30, 2016
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$6,399,589	26%	$6,184,352	26%	$5,468,228	24%
Commercial real estate	6,401,278	26	6,324,735	26	5,852,874	26
Home equity	679,668	2	698,112	3	751,788	3
Residential real estate (1)	1,114,637	4	1,079,339	4	1,165,027	5
Premium finance receivables	6,470,190	26	6,186,230	26	5,697,113	25
Other loans	129,860	1	126,950	1	136,591	1
Total loans, net of unearned income excluding covered loans (2)	$21,195,222	85%	$20,599,718	86%	$19,071,621	84%
Covered loans	48,415	—	51,823	—	101,570	—
Total average loans (2)	$21,243,637	85%	$20,651,541	86%	$19,173,191	84%
Liquidity management assets (3)	$3,737,619	15%	$3,394,406	14%	3,671,577	16%
Other earning assets (4)	25,844	—	25,749	—	29,875	—
Total average earning assets	$25,007,100	100%	$24,071,696	100%	$22,874,643	100%
Total average assets	$27,012,295		$26,050,949		$24,879,252
Total average earning assets to total average assets		93%		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Loans. Average total loans, net of unearned income, totaled $21.2 billion in the third quarter of 2017, increasing $2.1 billion, or 11%, from the third quarter of 2016 and $592.1 million, or 11% on an annualized basis, from the second quarter of 2017. Combined, the commercial and commercial real estate loan categories comprised 60% and 59% of the average loan portfolio in the third quarter of 2017 and 2016, respectively. Growth realized in these categories for the third quarter of 2017 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

Home equity loan portfolio averaged $679.7 million in the third quarter of 2017, and decreased $72.1 million, or 10% from the average balance of $751.8 million in same period of 2016. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist. The Company has not sacrificed asset quality or pricing standards when originating new home equity loans.

Residential real estate loans averaged $1.1 billion in the third quarter of 2017, and decreased $50.4 million, or 4% from the average balance of $1.2 billion in same period of 2016. Additionally, compared to the quarter ended June 30, 2017, the average balance increased $35.3 million, or 13% on an annualized basis. The residential real estate loan category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $6.5 billion in the third quarter of 2017, and accounted for 30% of the Company’s average total loans. The increase during the third quarter of 2017 compared to both the second quarter of 2017 and the third quarter of 2016 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.8 billion of premium finance receivables were originated in the third quarter of 2017 compared to $1.7 billion during the same period of 2016. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 42% and 58%, respectively, of the average total balance of premium finance receivables for the third quarter of 2017, and 44% and 56%, respectively, for the third quarter of 2016.

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

Covered loans represent loans acquired through eight FDIC-assisted transactions, all of which occurred prior to 2013. These loans are subject to loss sharing agreements with the FDIC. The FDIC has agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. On October 16, 2017, the Company entered into agreements with the FDIC that terminate all existing loss share agreements with the FDIC. The Company will be solely responsible for all future charge-offs, recoveries, gains, losses and expenses related to the previously covered assets as the FDIC will no longer share in those amounts. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2017		September 30, 2016
(Dollars in thousands)	Balance	Percent	Balance	Percent
Loans:
Commercial	$6,173,563	26%	$5,063,499	23%
Commercial real estate	6,306,508	26	5,764,773	26
Home equity	698,956	3	767,703	3
Residential real estate (1)	1,061,162	4	1,034,916	5
Premium finance receivables	6,211,151	26	5,497,715	25
Other loans	126,167	1	135,939	1
Total loans, net of unearned income excluding covered loans (2)	$20,577,507	86%	$18,264,545	83%
Covered loans	52,339	—	117,427	1
Total average loans (2)	$20,629,846	86%	$18,381,972	84%
Liquidity management assets (3)	$3,469,208	14%	$3,462,375	16%
Other earning assets (4)	25,612	—	29,457	—
Total average earning assets	$24,124,666	100%	$21,873,804	100%
Total average assets	$26,096,809		$23,849,412
Total average earning assets to total average assets		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first nine months of 2017 increased $2.2 billion or 12% over the previous year period. Similar to the quarterly discussion above, approximately $1.1 billion of this increase relates to the commercial portfolio, $541.7 million of this increase relates to the commercial real estate portfolio and $713.4 million of this increase relates to the premium finance receivables portfolio.

LOAN PORTFOLIO AND ASSET QUALITY
Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2017		December 31, 2016		September 30, 2016
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$6,456,034	31%	$6,005,422	30%	$5,951,544	31%
Commercial real estate	6,400,781	31	6,196,087	31	5,908,684	31
Home equity	672,969	3	725,793	4	742,868	4
Residential real estate	789,499	3	705,221	4	663,598	3
Premium finance receivables—commercial	2,664,912	13	2,478,581	12	2,430,233	13
Premium finance receivables—life insurance	3,795,474	18	3,470,027	18	3,283,359	17
Consumer and other	133,112	1	122,041	1	120,975	1
Total loans, net of unearned income, excluding covered loans	$20,912,781	100%	$19,703,172	100%	$19,101,261	100%
Covered loans	46,601	—	58,145	—	95,940	—
Total loans	$20,959,382	100%	$19,761,317	100%	$19,197,201	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios (excluding covered loans) as of September 30, 2017 and 2016:

	As of September 30, 2017			As of September 30, 2016
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$4,120,533	32.0%	$38,708	$3,605,516	30.4%	$29,087
Franchise	853,716	6.6	6,154	874,745	7.4	3,357
Mortgage warehouse lines of credit	194,370	1.5	1,438	309,632	2.6	2,241
Asset-based lending	896,336	7.0	7,683	845,719	7.2	6,728
Leases	381,394	3.0	1,208	299,953	2.5	893
PCI - commercial loans (1)	9,685	0.1	544	15,979	0.1	732
Total commercial	$6,456,034	50.2%	$55,735	$5,951,544	50.2%	$43,038
Commercial Real Estate:
Construction	$673,977	5.2%	$7,565	$451,477	3.8%	$4,778
Land	102,753	0.8	3,354	107,701	0.9	3,577
Office	880,951	6.9	6,249	884,082	7.5	6,003
Industrial	836,485	6.5	5,538	767,504	6.5	6,353
Retail	934,239	7.3	6,107	895,341	7.5	6,063
Multi-family	864,985	6.7	8,873	794,955	6.7	7,966
Mixed use and other	1,974,315	15.4	14,270	1,851,507	15.6	13,586
PCI - commercial real estate (1)	133,076	1.0	84	156,117	1.3	22
Total commercial real estate	$6,400,781	49.8%	$52,040	$5,908,684	49.8%	$48,348
Total commercial and commercial real estate	$12,856,815	100.0%	$107,775	$11,860,228	100.0%	$91,386

Commercial real estate - collateral location by state:
Illinois	$4,981,379	77.8%		$4,652,758	78.8%
Wisconsin	683,229	10.7		646,116	10.9
Total primary markets	$5,664,608	88.5%		$5,298,874	89.7%
Indiana	140,749	2.2		111,206	1.9
Florida	114,599	1.8		77,836	1.3
Arizona	58,192	0.9		45,620	0.8
Michigan	44,664	0.7		36,350	0.6
California	36,366	0.6		38,195	0.6
Other	341,603	5.3		300,603	5.1
Total	$6,400,781	100.0%		$5,908,684	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $55.7 million as of September 30, 2017 compared to $43.0 million as of September 30, 2016.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 88.5% of our commercial real estate loan portfolio is located in this region as of September 30, 2017. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of September 30, 2017, our allowance for loan losses related to this portfolio is $52.0 million compared to $48.3 million as of September 30, 2016.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Mortgage warehouse lines decreased to $194.4 million as of September 30, 2017 from $309.6 million as of September 30, 2016.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2017, our residential loan portfolio totaled $789.5 million, or 3% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of September 30, 2017, $14.7 million of our residential real estate mortgages, or 1.9% of our residential real estate loan portfolio were classified as nonaccrual, $1.1 million were 90 or more days past due and still accruing (0.1%), $2.2 million were 30 to 89 days past due (0.3%) and $771.4 million were current (97.7%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2017 and 2016 was $2.6 billion and $1.5 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2017, approximately $1.6 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIFC and FIFC Canada originated approximately $1.6 billion in commercial insurance premium finance receivables in the third quarter of 2017 as compared to $1.4 billion of originations in the third quarter of 2016. During the nine months ended September 30, 2017 and 2016, FIFC and FIFC Canada originated approximately $4.6 billion and $4.3 billion, respectively, in commercial insurance premium finance receivables. FIFC and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. FIFC originated approximately $205.9 million in life insurance premium finance receivables in the third quarter of 2017 as compared to $274.1 million of originations in the third quarter of 2016. During the nine months ended September 30, 2017 and 2016, FIFC originated approximately $653.1 million and $754.7 million, respectively, in life insurance premium finance receivables. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, FIFC may make a loan that has a partially unsecured position.

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

Covered loans. Covered loans represent loans acquired through eight FDIC-assisted transactions, all of which occurred prior to 2013. These loans are subject to loss sharing agreements with the FDIC. The FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. On October 16, 2017, the Company entered into agreements with the FDIC that terminate all existing loss share agreements with the FDIC. The Company will be solely responsible for all future charge-offs, recoveries, gains, losses and expenses related to the previously covered assets as the FDIC will no longer share in those amounts. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio, excluding covered loans, at September 30, 2017 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2017	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$173,603	$668,211	$442,587	$1,284,401
Variable rate	5,163,750	6,042	1,841	5,171,633
Total commercial	$5,337,353	$674,253	$444,428	$6,456,034
Commercial real estate
Fixed rate	405,258	1,769,399	263,307	2,437,964
Variable rate	3,932,069	30,085	663	3,962,817
Total commercial real estate	$4,337,327	$1,799,484	$263,970	$6,400,781
Home equity
Fixed rate	8,126	4,047	62,070	74,243
Variable rate	598,726	—	—	598,726
Total home equity	$606,852	$4,047	$62,070	$672,969
Residential real estate
Fixed rate	45,854	30,097	143,789	219,740
Variable rate	54,908	197,720	317,131	569,759
Total residential real estate	$100,762	$227,817	$460,920	$789,499
Premium finance receivables - commercial
Fixed rate	2,575,106	89,806	—	2,664,912
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$2,575,106	$89,806	$—	$2,664,912
Premium finance receivables - life insurance
Fixed rate	11,659	33,294	7,082	52,035
Variable rate	3,743,439	—	—	3,743,439
Total premium finance receivables - life insurance	$3,755,098	$33,294	$7,082	$3,795,474
Consumer and other
Fixed rate	71,223	14,930	3,178	89,331
Variable rate	43,781	—	—	43,781
Total consumer and other	$115,004	$14,930	$3,178	$133,112
Total per category
Fixed rate	3,290,829	2,609,784	922,013	6,822,626
Variable rate	13,536,673	233,847	319,635	14,090,155
Total loans, net of unearned income, excluding covered loans	$16,827,502	$2,843,631	$1,241,648	$20,912,781
Variable Rate Loan Pricing by Index:
Prime	$2,891,012
One- month LIBOR	6,631,241
Three- month LIBOR	473,085
Twelve- month LIBOR	3,663,204
Other	431,613
Total variable rate	$14,090,155

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$174	$—
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	—	179	—	—
Premium finance receivables—commercial	9,584	5,922	7,962	7,754
Premium finance receivables—life insurance	6,740	1,046	3,717	—
Consumer and other	159	63	144	60
Total loans past due greater than 90 days and still accruing	16,483	7,210	11,997	7,814
Non-accrual loans (2):
Commercial	13,931	10,191	15,875	16,418
Commercial real estate	14,878	16,980	21,924	22,625
Home equity	7,581	9,482	9,761	9,309
Residential real estate	14,743	14,292	12,749	12,205
Premium finance receivables—commercial	9,827	10,456	14,709	14,214
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	540	439	439	543
Total non-accrual loans	61,500	61,840	75,457	75,314
Total non-performing loans:
Commercial	13,931	10,191	16,049	16,418
Commercial real estate	14,878	16,980	21,924	22,625
Home equity	7,581	9,482	9,761	9,309
Residential real estate	14,743	14,471	12,749	12,205
Premium finance receivables—commercial	19,411	16,378	22,671	21,968
Premium finance receivables—life insurance	6,740	1,046	3,717	—
Consumer and other	699	502	583	603
Total non-performing loans	$77,983	$69,050	$87,454	$83,128
Other real estate owned	17,312	16,853	17,699	19,933
Other real estate owned—from acquisitions	20,066	22,508	22,583	15,117
Other repossessed assets	301	532	581	428
Total non-performing assets	$115,662	$108,943	$128,317	$118,606
TDRs performing under the contractual terms of the loan agreement	26,972	28,008	29,911	29,440
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.22%	0.16%	0.27%	0.28%
Commercial real estate	0.23	0.27	0.35	0.38
Home equity	1.13	1.38	1.34	1.25
Residential real estate	1.87	1.90	1.81	1.84
Premium finance receivables—commercial	0.73	0.62	0.91	0.90
Premium finance receivables—life insurance	0.18	0.03	0.11	—
Consumer and other	0.53	0.44	0.48	0.50
Total non-performing loans	0.37%	0.33%	0.44%	0.44%
Total non-performing assets, as a percentage of total assets	0.42%	0.40%	0.50%	0.47%
Allowance for loan losses as a percentage of total non-performing loans	170.70%	187.68%	139.83%	141.58%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $6.2 million, $5.1 million, $11.8 million and $14.8 million as of September 30, 2017, June 30, 2017, December 31, 2016 and September 30, 2016 respectively.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at September 30, 2017 and June 30, 2017:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of September 30, 2017
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$12,281	$—	$3,161	$13,710	$4,091,381	$4,120,533
Franchise	—	—	—	16,719	836,997	853,716
Mortgage warehouse lines of credit	—	—	—	312	194,058	194,370
Asset-based lending	1,141	—	1,533	4,515	889,147	896,336
Leases	509	—	281	1,194	379,410	381,394
PCI - commercial (1)	—	1,489	61	—	8,135	9,685
Total commercial	13,931	1,489	5,036	36,450	6,399,128	6,456,034
Commercial real estate
Construction	1,607	—	366	2,064	669,940	673,977
Land	196	—	—	—	102,557	102,753
Office	5,148	—	—	1,220	874,583	880,951
Industrial	1,848	—	137	438	834,062	836,485
Retail	2,200	—	3,030	3,674	925,335	934,239
Multi-family	569	—	68	3,058	861,290	864,985
Mixed use and other	3,310	—	843	3,561	1,966,601	1,974,315
PCI - commercial real estate (1)	—	8,443	1,394	2,940	120,299	133,076
Total commercial real estate	14,878	8,443	5,838	16,955	6,354,667	6,400,781
Home equity	7,581	—	446	2,590	662,352	672,969
Residential real estate, including PCI	14,743	1,120	2,055	165	771,416	789,499
Premium finance receivables
Commercial insurance loans	9,827	9,584	7,421	9,966	2,628,114	2,664,912
Life insurance loans	—	6,740	946	6,937	3,571,388	3,586,011
PCI - life insurance loans (1)	—	—	—	—	209,463	209,463
Consumer and other, including PCI	540	221	242	685	131,424	133,112
Total loans, net of unearned income, excluding covered loans	$61,500	$27,597	$21,984	$73,748	$20,727,952	$20,912,781
Covered loans	1,936	2,233	1,074	45	41,313	46,601
Total loans, net of unearned income	$63,436	$29,830	$23,058	$73,793	$20,769,265	$20,959,382

Aging as a % of Loan Balance: As of September 30, 2017	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.3%	—%	0.1%	0.3%	99.3%	100.0%
Franchise	—	—	—	2.0	98.0	100.0
Mortgage warehouse lines of credit	—	—	—	0.2	99.8	100.0
Asset-based lending	0.1	—	0.2	0.5	99.2	100.0
Leases	0.1	—	0.1	0.3	99.5	100.0
PCI - commercial (1)	—	15.4	0.6	—	84.0	100.0
Total commercial	0.2	—	0.1	0.6	99.1	100.0
Commercial real estate
Construction	0.2	—	0.1	0.3	99.4	100.0
Land	0.2	—	—	—	99.8	100.0
Office	0.6	—	—	0.1	99.3	100.0
Industrial	0.2	—	—	0.1	99.7	100.0
Retail	0.2	—	0.3	0.4	99.1	100.0
Multi-family	0.1	—	—	0.4	99.5	100.0
Mixed use and other	0.2	—	—	0.2	99.6	100.0
PCI - commercial real estate (1)	—	6.3	1.0	2.2	90.5	100.0
Total commercial real estate	0.2	0.1	0.1	0.3	99.3	100.0
Home equity	1.1	—	0.1	0.4	98.4	100.0
Residential real estate, including PCI	1.9	0.1	0.3	—	97.7	100.0
Premium finance receivables
Commercial insurance loans	0.4	0.4	0.3	0.4	98.5	100.0
Life insurance loans	—	0.2	—	0.2	99.6	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.4	0.2	0.2	0.5	98.7	100.0
Total loans, net of unearned income, excluding covered loans	0.3%	0.1%	0.1%	0.4%	99.1%	100.0%
Covered loans	4.2	4.8	2.3	0.1	88.6	100.0
Total loans, net of unearned income	0.3%	0.1%	0.1%	0.4%	99.1%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
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

As of September 30, 2017, $22.0 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $73.7 million or 0.4%, were 30 to 59 days (or one payment) past due. As of June 30, 2017, $16.1 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $96.8 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2017 that were current with regard to the contractual terms of the loan agreement represent 98.4% of the total home equity portfolio. Residential real estate loans at September 30, 2017 that were current with regards to the contractual terms of the loan agreements comprise 97.7% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2017	2016	2017	2016
Balance at beginning of period	$69,050	$88,119	$87,454	$84,057
Additions, net	10,622	9,522	30,119	32,039
Return to performing status	(603)	(231)	(3,170)	(3,110)
Payments received	(6,633)	(5,235)	(22,931)	(13,353)
Transfer to OREO and other repossessed assets	(1,072)	(2,270)	(5,276)	(6,168)
Charge-offs	(2,295)	(3,353)	(7,919)	(6,829)
Net change for niche loans (1)	8,914	(3,424)	(294)	(3,508)
Balance at end of period	$77,983	$83,128	$77,983	$83,128

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for loan losses was appropriate at September 30, 2017, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Allowance for loan losses at beginning of period	$129,591	$114,356	$122,291	$105,400
Provision for credit losses	7,942	9,741	22,210	27,433
Other adjustments	(39)	(112)	(125)	(324)
Reclassification to allowance for unfunded lending-related commitments	94	(579)	62	(700)
Charge-offs:
Commercial	2,265	3,469	3,819	4,861
Commercial real estate	989	382	3,235	1,555
Home equity	968	574	3,224	3,672
Residential real estate	267	134	742	1,320
Premium finance receivables—commercial	1,716	1,959	5,021	6,350
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	213	389	522	720
Total charge-offs	6,418	6,907	16,563	18,478
Recoveries:
Commercial	801	176	1,635	926
Commercial real estate	323	364	1,153	1,029
Home equity	178	65	387	184
Residential real estate	55	61	287	204
Premium finance receivables—commercial	499	456	1,515	1,876
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	93	72	267	143
Total recoveries	1,949	1,194	5,244	4,362
Net charge-offs	(4,469)	(5,713)	(11,319)	(14,116)
Allowance for loan losses at period end	$133,119	$117,693	$133,119	$117,693
Allowance for unfunded lending-related commitments at period end	1,276	1,648	1,276	1,648
Allowance for credit losses at period end	$134,395	$119,341	$134,395	$119,341
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.09%	0.24%	0.05%	0.10%
Commercial real estate	0.04	0.00	0.04	0.01
Home equity	0.46	0.27	0.54	0.61
Residential real estate	0.08	0.03	0.06	0.14
Premium finance receivables—commercial	0.18	0.24	0.18	0.25
Premium finance receivables—life insurance	0.00	0.00	0.00	0.00
Consumer and other	0.37	0.92	0.27	0.56
Total loans, net of unearned income, excluding covered loans	0.08%	0.12%	0.07%	0.10%
Net charge-offs as a percentage of the provision for credit losses	56.27%	58.65%	50.96%	51.46%
Loans at period-end, excluding covered loans	$20,912,781	$19,101,261
Allowance for loan losses as a percentage of loans at period end	0.64%	0.62%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.62%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.3 million and $1.6 million as of September 30, 2017 and September 30, 2016, respectively.

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

At September 30, 2017, the Company had $78.6 million of impaired loans with $30.9 million of this balance requiring $7.2 million of specific impairment reserves. At June 30, 2017, the Company had $79.3 million of impaired loans with $29.0 million of this balance requiring $5.6 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from June 30, 2017 to September 30, 2017 occurred within the commercial, industrial and other portfolio. The recorded investment and specific impairment reserves in this portfolio increased by $4.3 million and $2.7 million, respectively, which was primarily the result of one loan becoming non-performing and requiring $2.0 million of specific impairment reserves. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

TDRs

At September 30, 2017, the Company had $33.2 million in loans modified in TDRs. The $33.2 million in TDRs represents 78 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $33.1 million representing 77 credits at June 30, 2017 and decreased from $44.3 million representing 89 credits at September 30, 2016.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was reviewed for impairment at September 30, 2017 and approximately $1.2 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at September 30, 2017, the Company was committed to lend additional $408,000 funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(Dollars in thousands)	2017	2017	2016
Accruing TDRs:
Commercial	$3,774	$3,886	$2,285
Commercial real estate	16,475	17,349	22,261
Residential real estate and other	6,723	6,773	4,894
Total accruing TDRs	$26,972	$28,008	$29,440
Non-accrual TDRs: (1)
Commercial	$2,493	$1,110	$2,134
Commercial real estate	1,492	1,839	10,610
Residential real estate and other	2,226	2,134	2,092
Total non-accrual TDRs	$6,211	$5,083	$14,836
Total TDRs:
Commercial	$6,267	$4,996	$4,419
Commercial real estate	17,967	19,188	32,871
Residential real estate and other	8,949	8,907	6,986
Total TDRs	$33,183	$33,091	$44,276
Weighted-average contractual interest rate of TDRs	4.39%	4.28%	4.33%

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of September 30, 2017 and September 30, 2016, and shows the changes in the balance during those periods:

Three Months Ended September 30, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$4,996	$19,188	$8,907	$33,091
Additions during the period	1,407	—	256	1,663
Reductions:
Charge-offs	—	—	(31)	(31)
Transferred to OREO and other repossessed assets	—	(160)	(69)	(229)
Removal of TDR loan status (1)	—	—	—	—
Payments received	(136)	(1,061)	(114)	(1,311)
Balance at period end	$6,267	$17,967	$8,949	$33,183

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Three Months Ended September 30, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,408	$36,690	$7,537	$49,635
Additions during the period	28	—	43	71
Reductions:
Charge-offs	(761)	(204)	—	(965)
Transferred to OREO and other repossessed assets	—	(681)	(535)	(1,216)
Removal of TDR loan status (1)	—	(1,323)	—	(1,323)
Payments received	(256)	(1,611)	(59)	(1,926)
Balance at period end	$4,419	$32,871	$6,986	$44,276

Nine Months Ended September 30, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,130	$28,146	$7,432	$41,708
Additions during the period	1,502	1,245	2,639	5,386
Reductions:
Charge-offs	(315)	(925)	(108)	(1,348)
Transferred to OREO and other repossessed assets	—	(770)	(165)	(935)
Removal of TDR loan status (1)	(610)	(2,331)	—	(2,941)
Payments received	(440)	(7,398)	(849)	(8,687)
Balance at period end	$6,267	$17,967	$8,949	$33,183

Nine Months Ended September 30, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,747	$38,707	$7,399	$51,853
Additions during the period	345	8,521	583	9,449
Reductions:
Charge-offs	(781)	(1,038)	(212)	(2,031)
Transferred to OREO and other repossessed assets	—	(1,365)	(535)	(1,900)
Removal of TDR loan status (1)	—	(6,479)	—	(6,479)
Payments received	(892)	(5,475)	(249)	(6,616)
Balance at period end	$4,419	$32,871	$6,986	$44,276

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance at beginning of period	$39,361	$38,063	$40,282	$43,945
Disposal/resolved	(2,391)	(5,967)	(9,305)	(19,324)
Transfers in at fair value, less costs to sell	898	3,958	7,131	8,558
Transfers in from covered OREO subsequent to loss share expiration	—	—	760	3,300
Additions from acquisition	—	—	—	1,064
Fair value adjustments	(490)	(1,004)	(1,490)	(2,493)
Balance at end of period	$37,378	$35,050	$37,378	$35,050

	Period End
(Dollars in thousands)	September 30, 2017	June 30, 2017	September 30, 2016
Residential real estate	$7,236	$7,684	$9,602
Residential real estate development	676	755	2,114
Commercial real estate	29,466	30,922	23,334
Total	$37,378	$39,361	$35,050

Deposits

Total deposits at September 30, 2017 were $22.9 billion, an increase of $1.7 billion, or 8%, compared to total deposits at September 30, 2016. See Note 9 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2017:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2017 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$1,253	$40,644	$128,579	$851,813	$1,022,289	0.84%
4-6 months	1,493	28,487	—	892,779	922,759	0.97%
7-9 months	59,737	16,700	—	736,366	812,803	1.05%
10-12 months	—	20,191	—	592,693	612,884	1.02%
13-18 months	—	13,716	—	765,773	779,489	1.28%
19-24 months	249	11,431	—	208,626	220,306	1.43%
24+ months	1,000	15,892	—	279,253	296,145	1.50%
Total	$63,732	$147,061	$128,579	$4,327,303	$4,666,675	1.07%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2017		June 30, 2017		September 30, 2016
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$6,419,326	29%	$5,904,679	27%	$5,566,982	27%
NOW and interest bearing demand deposits	2,344,848	10	2,470,131	11	2,502,388	12
Wealth management deposits	2,320,674	10	2,091,251	10	2,092,115	10
Money market	4,471,342	20	4,435,670	21	4,471,399	22
Savings	2,581,946	11	2,329,195	11	1,914,408	9
Time certificates of deposit	4,573,081	20	4,295,427	20	4,136,791	20
Total average deposits	$22,711,217	100%	$21,526,353	100%	$20,684,083	100%

Total average deposits for the third quarter of 2017 were $22.7 billion, an increase of $2.0 billion, or 9.8%, from the third quarter of 2016. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $852.3 million, or 15.3%, in the third quarter of 2017 compared to the third quarter of 2016.

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

	September 30,		December 31,
(Dollars in thousands)	2017	2016	2016	2015	2014
Total deposits	$22,895,063	$21,147,655	$21,658,632	$18,639,634	$16,281,844
Brokered deposits	1,280,492	1,142,679	1,159,475	862,026	718,986
Brokered deposits as a percentage of total deposits	5.6%	5.4%	5.4%	4.6%	4.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2017	2017	2016
FHLB advances	$324,996	$689,600	$459,198
Other borrowings:
Notes payable	44,878	48,662	59,896
Short-term borrowings	34,674	42,074	36,615
Secured borrowings	139,549	131,582	134,331
Other	49,749	18,229	18,465
Total other borrowings	$268,850	$240,547	$249,307
Subordinated notes	139,035	139,007	138,925
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$986,447	$1,322,720	$1,100,996
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $469.0 million at September 30, 2017, compared to $318.3 million at June 30, 2017 and $419.6 million at September 30, 2016.

Notes payable balances represent the balances on a $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At September 30, 2017, the Company had a balance under the term facility of $41.2 million compared to $45.0 million at June 30, 2017 and $56.2 million at September 30, 2016. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At September 30, 2017, June 30, 2017 and September 30, 2016, the Company had no outstanding balance on the $75.0 million revolving credit facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $20.0 million at September 30, 2017 compared to $46.3 million at June 30, 2017 and $33.2 million at September 30, 2016. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The proceeds received from these transactions are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $128.3 million at September 30, 2017 compared to $123.4 million at June 30, 2017 and $121.9 million at September 30, 2016. At September 30, 2017, the interest rate of the Canadian Secured Borrowing was 1.9094%.

Other borrowings include fixed-rate promissory notes related to office buildings owned by the Company and non-recourse notes issued by the Company to other banks related to certain capital leases. At September 30, 2017, the fixed-rate promissory note had a balance of $49.3 million compared to $49.5 million at June 30, 2017 and $17.8 million at September 30, 2016. The increase in 2017 was the result of the Company issuing a $49.6 million fixed-rate promissory note in June 2017 related to and secured by two office buildings owned by the Company. At that time, the previous note to an unrelated creditor was paid off by the Company.

At September 30, 2017, the Company had outstanding subordinated notes totaling $139.1 million compared to $139.0 million and $138.9 million outstanding at June 30, 2017 and September 30, 2016, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of September 30, 2017, June 30, 2017 and September 30, 2016. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. In January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

See Notes 10 and 11 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	September 30, 2017	June 30, 2017	September 30, 2016
Leverage ratio	9.2%	9.2%	9.0%
Tier 1 capital to risk-weighted assets	10.0	9.8	9.8
Common equity Tier 1 capital to risk-weighted assets	9.5	9.3	8.7
Total capital to risk-weighted assets	12.2	12.0	12.1
Total average equity-to-total average assets(1)	10.7	10.8	10.7

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April and July of 2017, the Company declared a quarterly cash dividend of $0.14 per common share. In January, April, July and October of 2016, the Company declared a quarterly cash dividend of $0.12 per common share.

See Note 16 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D and Series C preferred stock in June 2015 and March 2012, respectively, as well as details on the Company's offering of common stock in June 2016 and the mandatory conversion of the Series C preferred stock in April 2017. The Company hereby incorporates by reference Note 16 of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2017, June 30, 2017 and September 30, 2016 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2017	19.5%	9.8%	(12.9)%
June 30, 2017	19.3%	10.4%	(13.5)%
September 30, 2016	19.6%	10.1%	(10.4)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2017	9.0%	4.6%	(5.3)%
June 30, 2017	7.8%	4.0%	(4.6)%
September 30, 2016	7.8%	3.9%	(4.1)%

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

During the first nine months of 2017 and 2016, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2017 and 2016.

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

On August 28, 2015, Wintrust Mortgage received a demand from RFC Liquidating Trust asserting that Wintrust Mortgage is liable to it for losses arising from loans sold by Wintrust Mortgage or its predecessors to Residential Funding Company LLC and/or related entities. Wintrust Mortgage recently negotiated a settlement of the RFC Liquidating Trust’s claim for an immaterial amount, which was finalized on October 30, 2017.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2017. There is currently no authorization to repurchase shares of outstanding common stock.

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	November 8, 2017	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements