Form 10-K
period 2017-12-31
WINTRUST FINANCIAL CORP
filed 2018-02-28
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $76.44, as reported by the NASDAQ Global Select Market, was $4,218,250,436.

As of February 27, 2018, the registrant had 56,222,508 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 24, 2018 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview

Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $27.9 billion as of December 31, 2017. We conduct our businesses through three segments: community banking, specialty finance and wealth management. All segment measurements discussed below are based on the reportable segments and do not reflect intersegment eliminations.

We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area, southern Wisconsin and northwest Indiana (“our market area”) through our fifteen wholly-owned-banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. (“Barrington Bank”). For the years ended December 31, 2017, 2016 and 2015, the community banking segment had net revenues of $889 million, $819 million and $714 million, respectively, and net income of $175 million, $145 million and $102 million, respectively. The community banking segment had total assets of $22.8 billion, $21.2 billion and $19.2 billion as of December 31, 2017, 2016 and 2015, respectively. The community banking segment accounted for approximately 76% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2017.

We provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through FIRST Insurance Funding (“FIRST Insurance Funding”), a division of our wholly-owned subsidiary Lake Forest Bank & Trust Company, N.A. ("Lake Forest Bank"), and Wintrust Life Finance (“Wintrust Life Finance”), a division of Lake Forest Bank, and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), lease financing and other direct leasing opportunities through our wholly-owned subsidiary, Wintrust Asset Finance, and short-term accounts receivable financing and outsourced administrative services through our wholly-owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2017, 2016 and 2015, the specialty finance segment had net revenues of $179 million, $148 million and $119 million, respectively, and net income of $66 million, $49 million and $42 million, respectively. The specialty finance segment had total assets of $4.5 billion, $3.9 billion and $3.1 billion as of December 31, 2017, 2016 and 2015, respectively. The specialty finance segment accounted for 15% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2017.

We provide a full range of wealth management services primarily to customers in our market area through three separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wayne Hummer Investments, LLC (“WHI”) and Great Lakes Advisors, LLC (“Great Lakes Advisors”). For the years ended December 31, 2017, 2016 and 2015, the wealth management segment had net revenues of $103 million, $97 million and $93 million, respectively, and net income of $17 million, $13 million and $13 million, respectively. The wealth management segment had total assets of $618 million, $612 million and $549 million as of December 31, 2017, 2016 and 2015, respectively. The wealth management segment accounted for 9% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2017.

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

We now own fifteen banks, including eight Illinois-chartered banks: Hinsdale Bank and Trust Company (“Hinsdale Bank”), Wintrust Bank, Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of the Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and six nationally chartered banks: Lake Forest Bank, Barrington Bank, Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). As of December 31, 2017, we had 157 banking locations.

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

Specialty Finance

Through our specialty finance segment, we offer financing of insurance premiums for businesses and individuals; accounts receivable financing, value-added, out-sourced administrative services; and other specialty finance businesses. FIRST Insurance Funding and Wintrust Life Finance engage in the premium finance receivables business, our most significant specialized lending niche, including commercial insurance premium finance and life insurance premium finance. We also engage in commercial insurance premium finance in Canada through our wholly-owned subsidiary FIFC Canada.

In their commercial insurance premium finance operations, FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. Approved medium and large insurance agents and brokers located throughout the United States and Canada assist FIRST Insurance Funding and FIFC Canada, respectively, in arranging each commercial premium finance loan between the borrower and FIRST Insurance Funding or FIFC Canada, as the case may be. FIRST Insurance Funding or FIFC Canada evaluates each loan request according to its own underwriting criteria including the amount of the down payment on the insurance policy, the term of the loan, the credit quality of the insurance company providing the financed insurance policy, the interest rate, the borrower's previous payment history, if any, and other factors deemed appropriate. Upon approval of the loan by FIRST Insurance Funding or FIFC Canada, as the case may be, the borrower makes a down payment on the financed insurance policy, which is generally done by providing payment to the agent or broker, who then forwards it to the insurance company. FIRST Insurance Funding or FIFC Canada may either forward the financed amount of the remaining policy premiums directly to the insurance carrier or to the agent or broker for remittance to the insurance carrier on FIRST Insurance Funding's or FIFC Canada's behalf. In some cases the agent or broker may hold our collateral, in the form of the proceeds of the unearned insurance premium from the insurance company, and forward it to FIRST Insurance Funding or FIFC Canada in the event of a default by the borrower. This lending involves relatively rapid turnover of the loan portfolio and high volume of loan originations. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, FIRST Insurance Funding and FIFC Canada may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs various controls and procedures including ongoing credit and other reviews of the agents and brokers as well as performs various internal audit steps to mitigate against the risk of material fraud.

The commercial and property premium finance business is subject to regulation in the majority of states. Regulation typically governs notices to borrowers prior to cancellation of a policy and required communication to insurance agents and insurance companies. FIRST Insurance Funding is qualified to provide financing of commercial insurance policies in all 50 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands.  FIRST Insurance Funding’s legal department regularly monitors changes to regulations and updates policies and programs accordingly.

Wintrust Life Finance also finances life insurance policy premiums generally used for estate planning purposes of high net-worth borrowers. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The cash surrender value of the life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

The life insurance premium finance business is governed under banking regulations but is not subject to additional systemic regulation. Wintrust Life Finance's compliance department regularly monitors the regulatory environment and the company's compliance with existing regulations. Wintrust Life Finance maintains a policy prohibiting the known financing of stranger-originated life insurance and has established procedures to identify and prevent the company from financing such policies. While a carrier could potentially put at risk the cash surrender value of a policy, which serves as Wintrust Life Finance's primary collateral, by challenging the validity of the insurance contract for lack of an insurable interest, Wintrust Life Finance believes it has strong counterclaims against any such claims by carriers, in addition to recourse to borrowers and guarantors as well as to additional collateral in certain cases.

Premium finance loans made by FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however one of the insurers represents approximately 14% of such balances and two additional insurers represent approximately 6% and 5%, respectively, of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of Wintrust Life Finance's life insurance premium finance policies provide for an event of default and allow Wintrust Life Finance to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIRST Insurance Funding or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Through our wholly-owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. During 2017, Wintrust Asset Finance contributed approximately $31.0 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly-owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2017, Tricom processed payrolls with associated client billings of approximately $686 million and contributed approximately $10.7 million to our revenue, net of interest expense. Net revenue is based on our reportable segments and does not reflect intersegment eliminations.

In 2017, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 35%, 17% and 6%, respectively, of the total revenues of our specialty finance business.

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

Great Lakes Advisors, our registered investment adviser with locations in downtown Chicago and Tampa Bay, Florida as well as in various banking offices of our fifteen banks, provides money management services and advisory services to individuals, institutions, and municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial advisory services for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. As of December 31, 2017, the Company’s wealth management subsidiaries had approximately $24.6 billion of assets under administration, which included $2.7 billion of assets owned by the Company and its subsidiary banks.

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

The Company has employed certain strategies since 2013 to manage net income amid an environment characterized by low interest rates and increased competition. In general, the Company has taken a steady and measured approach to grow strategically and manage expenses. Specifically, the Company has:

•	Leveraged its internal loan pipeline and external growth opportunities to grow earnings assets to increase net interest income;

•	Continued efforts to reduce interest costs by improving our funding mix;

•	Written call option contracts on certain securities as an economic hedge to mitigate overall interest rate risk and enhance the securities' overall return by using fees generated from these options;

•	Entered into mirror-image swap transactions to both satisfy customer preferences and maintain variable rate exposure;

•
Purchased interest rate cap derivatives to potentially mitigate margin compression caused by the repricing of variable rate liabilities and lack of repricing of fixed rate loans and securities in a potential rising rate environment;

•	Completed strategic acquisitions to expand our presence in existing and complimentary markets;

•	Focused on cost control and leveraging our current infrastructure to grow without a commensurate increase in operating expenses; and

•	Expanded the Wintrust Asset Finance direct leasing niche.

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

Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage's size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation make the firm well positioned to compete in this environment. In 2017, we increased the amount of loans sold with servicing retained, including those loans sold to the Company's banks with servicing remaining within Wintrust Mortgage operations. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.

In 2017, the Company opened four new branch locations in the Chicago metropolitan area. However, the Company closed two banking locations in 2017 as part of the integration of operations and the identification of under-performing locations. We believe this strategic branch expansion will allow us to grow into contiguous markets that we currently do not service and expand our footprint.

Specialty Finance

FIRST Insurance Funding and Wintrust Life Finance encounter intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services and other lending institutions. Some of their competitors are larger and have greater financial and other resources. FIRST Insurance Funding and Wintrust Life Finance compete with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely funding of qualifying contracts. We believe that our commitment to service also distinguishes us from our competitors. Additionally, we believe that Wintrust Life Finance's acquisition of a large life insurance premium finance portfolio and related assets in 2009 enhanced our ability to market and sell life insurance premium finance products. FIFC Canada competes with one national commercial premium finance company and a few regional providers. In 2014, FIFC Canada expanded its operations through the acquisition of two affiliated Canadian insurance premium funding and payment services companies.

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

Supervision and Regulation

Regulatory Environment

Our business is heavily regulated by both state and federal agencies. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. The current presidential administration has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the majority in Congress has also suggested an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or only a rebalancing of the post financial crisis framework. The Company expects that its business will remain subject to extensive regulation and supervision.

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to regulation, supervision, and examination by the Federal Reserve. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of NASDAQ that apply to companies with securities listed on the NASDAQ Global Select Market. Our subsidiary banks are subject to regulation, supervision, and examination by the agency that granted their banking charters: (1) the OCC for Barrington Bank, Lake Forest Bank, Crystal Lake Bank, Schaumburg Bank, Beverly Bank and Old Plank Trail Bank; (2) the Illinois Secretary for Hinsdale Bank, Wintrust Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of the Lakes and St. Charles Bank; and (3) the Wisconsin Department for Town Bank. Our Illinois and Wisconsin state-chartered bank subsidiaries are also members of the Federal Reserve System, subject to supervision and regulation by the Federal Reserve as their primary federal regulator. The deposits of all of our subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) and, as such, the FDIC has additional oversight authority over the banks. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than shareholders of banks and bank holding companies, and in some instances may be contrary to their interests.

The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking authority over a wide range of federal consumer protection laws applicable to the business of our subsidiary banks and some other operating subsidiaries. Because each of our subsidiary banks has less than $10 billion in total consolidated assets, our subsidiary banks’ primary federal banking agency and, where applicable, state banking agency, not the CFPB, is responsible for examining and supervising the subsidiary banks’ compliance with federal consumer protection laws and regulations. Our non-bank subsidiaries are subject to regulation by their functional regulators, including applicable state finance and insurance agencies, the SEC, FINRA, the Chicago Stock Exchange, and the OCC, as well as by the Federal Reserve.

Federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. The regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a description of some of the laws and regulations that affect our business. By necessity, the descriptions below are summaries that do not purport to be complete, and that are qualified in their entirety by reference to those statutes and regulations discussed, and all regulatory interpretations thereof. Any changes in applicable laws, regulations, or the interpretations thereof could have a material adverse effect on our business or the business of our subsidiaries.

Bank Holding Company Regulation

The Company is a bank holding company that has elected to be treated as a financial holding company. The activities of bank holding companies generally are limited to the business of banking, managing or controlling banks, and certain other activities determined by the Federal Reserve to be closely related to banking. As a financial holding company, we may engage in an expanded range of activities, including activities that are considered to be financial in nature. Financial holding companies may also engage in activities incidental or complementary to financial activities, if the Federal Reserve determines that such activities pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. Impermissible activities for financial holding companies and their subsidiaries include activities that are related to commerce, such as retail sales of nonfinancial products or manufacturing. As a result, subject to certain exceptions, the BHC Act generally prohibits us from acquiring direct or indirect ownership or control of voting shares of any company engaged in activities that are not permissible for us to engage in.

Maintaining our financial holding company status requires that the Company and each of our subsidiary banks remain “well-capitalized” and “well-managed” as defined by regulation and that each of our subsidiary banks maintain at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”). If we or our subsidiary banks fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions, and/or be required to cease and possibly divest operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company.

The BHC Act generally requires us to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of an additional bank or bank holding company, or to merge or consolidate with another bank holding company. The Bank Merger Act generally requires our subsidiary banks to obtain prior regulatory approval to merge or consolidate with, or acquire substantially all of the assets of or assume deposits of, another bank. We must also be well-capitalized and well-managed, in order to acquire a bank located outside of our home state.

The Federal Deposit Insurance Act (“FDIA”) and Federal Reserve regulations and policy require us to serve as a source of financial and managerial strength for our subsidiary banks, and to commit resources to support the banks. This support may be required even if doing so may adversely affect our ability to meet other obligations.

Acquisitions of Ownership of the Company

Acquisitions of the Company’s voting stock above certain thresholds may be subject to prior regulatory notice or approval under applicable federal and state banking laws. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval or notice under the BHC Act, the Change in Bank Control Act, the Illinois Banking Act and Wisconsin banking laws.

Volcker Rule

We are prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for our own account, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiaries. The final Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The final Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company has put in place the compliance programs required by the Volcker Rule and has either divested or received extensions for any holdings in illiquid funds.

Capital Requirements

We and our subsidiary banks are required to maintain minimum risk-based and leverage capital ratios, as well as a capital conservation buffer ("Capital Conservation Buffer"), pursuant to regulations adopted by the Federal Reserve and the OCC to implement the Basel III capital framework (“U.S. Basel III Rule”).

Regulatory Capital and Risk-weighted Assets

Regulatory capital requirements apply to Common Equity Tier 1 capital, Tier 1 capital and total capital.

•
Common Equity Tier 1 capital consists primarily of common stock and related surplus (net of Treasury stock), retained earnings, and certain minority interests, subject to certain regulatory adjustments. For us and our subsidiary banks, Common Equity Tier 1 capital does not include most elements of accumulated other comprehensive income (“AOCI”) because we exercised an opt-out election that was available to us with respect to certain changes in the capital treatment of AOCI. We made this election to avoid variations in the level of our capital depending on fluctuations in the fair value of our securities and derivatives portfolio.

•
Tier 1 capital is composed of Common Equity Tier 1 capital and Additional Tier 1 capital. Additional Tier 1 capital consists primarily of non-cumulative perpetual preferred stock and related surplus, certain minority interests and, subject to certain regulatory limits, certain grandfathered cumulative perpetual preferred stock and certain grandfathered trust preferred securities.

•
Total capital is composed of Tier 1 capital and Tier 2 capital. Tier 2 capital consists primarily of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, certain trust preferred securities and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets (“RWAs”) and, for institutions that have exercised the opt-out election regarding the treatment of AOCI up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.

Certain adjustments to and deductions from capital are required for purposes of calculating these regulatory capital measures, including with respect to goodwill, intangible assets, certain deferred tax assets, AOCI and investments in the capital instruments of unconsolidated financial institutions. Certain of these adjustments and deductions are subject to phase-in periods that began on January 1, 2015 and ended on January 1, 2018. On November 21, 2017, the federal banking agencies issued a final rule that, for certain bank holding companies and banks, including us and our subsidiary banks, delayed the last phase of the U.S. Basel III Rule’s transition provisions relating to capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital, until a revised rule is finalized. On September 26, 2017, the federal banking agencies issued a proposed rule that, for certain bank holding companies and banks, including us and our subsidiary banks, would simplify these regulatory capital deductions and limitations.

Under the U.S. Basel III Rule, risk weights are assigned to our and our subsidiary banks’ assets, exposures and certain off-balance sheet items to determine their risk-weighted assets ("RWAs"), which are used to calculate certain capital ratios. The September 26, 2017 proposed rule would replace the framework for applying heightened risk weights to high-volatility commercial real estate with a simpler framework that would focus on how loan proceeds are used, instead of underwriting criteria, to identify applicable exposures and would reduce the risk weight applied to applicable exposures from 150% to 130%. If adopted, these changes would apply prospectively.

Capital Ratio Requirements

Under the U.S. Basel III Rule, we and our subsidiary banks are required to maintain the following minimum capital ratios:

•	Common Equity Tier 1 capital to RWAs ratio (“Common Equity Tier 1 Capital Ratio”) of 4.5%;

•	Tier 1 capital to RWAs ratio (“Tier 1 Capital Ratio”) of 6.0%;

•	Total capital to RWAs ratio (“Total Capital Ratio”) of 8.0%; and

•	Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions) ratio (“Tier 1 Leverage Ratio”) of 4.0%.

To be well-capitalized, our subsidiary banks must maintain the following capital ratios:

•	Common Equity Tier 1 Capital Ratio of 6.5% or greater;

•	Tier 1 Capital Ratio of 8.0% or greater;

•	Total Capital Ratio of 10.0% or greater; and

•	Tier 1 Leverage Ratio of 5.0% or greater.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Capital Ratio of 6.0% or greater and a Total Capital Ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2017 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including us, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators, including restrictions on our or our subsidiary banks’ ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications, or other restrictions on growth. Such actions, if undertaken, could have an adverse material effect on our operations or financial condition.

In addition to meeting the minimum capital requirements, under the U.S. Basel III Rule we and our banking subsidiaries must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of Common Equity Tier 1 capital to RWAs and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement is being phased in over a three-year period that began in January 1, 2016. When the phase-in period is complete on January 1, 2019, the Capital Conservation Buffer will be 2.5%. Throughout 2017, the required Capital Conservation Buffer was 1.25%, and the required Capital Conservation Buffer throughout 2018 will be 1.875%. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer.

The table below summarizes the capital requirements that we and our subsidiary banks must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the Capital Conservation Buffer) during the remaining transition period for the Capital Conservation Buffer:

	Minimum Regulatory Capital Ratio Plus Capital Conservation Buffer
	2017	2018	2019
Common Equity Tier 1 Capital Ratio	5.75%	6.38%	7.00%
Tier 1 Capital Ratio	7.25	7.88	8.50
Total Capital Ratio	9.25	9.88	10.50

As of December 31, 2017, our and our subsidiary banks’ regulatory capital ratios were above the well-capitalized standards and met the then-applicable Capital Conservation Buffer. Based on current estimates, we believe that we and our subsidiary banks will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer, on a fully phased-in basis. Please refer to the table below for a summary of our regulatory capital ratios as of December 31, 2017, calculated using the regulatory capital methodology applicable to us during 2017.

	Company Regulatory Capital Ratios
	Minimum Regulatory Capital Ratio for the Company	Minimum Ratio + Capital Conservation Buffer(1)	Well-Capitalized Minimum for the Company(2)	The Company
Common Equity Tier 1 Capital Ratio	4.50%	5.75%	N/A	9.4%
Tier 1 Capital Ratio	6.00	7.25	6.00	9.9
Total Capital Ratio	8.00	9.25	10.00	12.0
Tier 1 Leverage Ratio	4.00	N/A	N/A	9.3

(1)	Reflects the Capital Conservation Buffer of 1.25% applicable during 2017. The Company already meets the Capital Conservation Buffer at the fully phased-in level of 2.5%.

(2)	Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y.

Liquidity Requirements

Historically, monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures set by regulation, and the liquidity requirements of the Company and our banking subsidiaries continue to be subject to supervision by federal and state banking regulators. Large financial firms are subject to the Liquidity Coverage Ratio (“LCR”) rule, which requires them to meet certain liquidity measures by holding an adequate amount of unencumbered high-quality liquid assets, such as Treasury securities and other sovereign debt. In addition, in May 2016 the federal banking agencies proposed a Net Stable Funding Ratio (“NSFR”) rule, which would require large financial firms to meet certain net stable funding measures by funding themselves with adequate amounts of medium- and long-term funding.

Although we and our subsidiary banks are not subject to the LCR and would not be subject to the NSFR as proposed, certain elements of the LCR rule and NSFR proposed rule could influence the supervisory policies of the federal banking agencies.

Capital Planning and Stress Testing Requirements

We are required to conduct annual company-run stress tests using data as of December 31st with submissions due to the Federal Reserve no later than July 31st of each following year. We are also required to publicly disclose the results of our stress tests. None of our subsidiary banks meet the asset thresholds that would cause them to be subject to stress testing requirements.

Congress is considering a bill that would, among other things, raise the threshold at which the company-run stress test requirements would apply from $10 billion in total consolidated assets to $250 billion in total consolidated assets, which would exempt us from these requirements. It is too early to tell whether this bill will become law.

Payment of Dividends and Share Repurchases

We are a legal entity separate and distinct from our banking and non-banking subsidiaries. Since our consolidated net income consists largely of net income of our bank and non-bank subsidiaries, our ability to pay dividends and repurchase shares depends upon our receipt of dividends from our subsidiaries. There are various federal and state law limitations on the extent to which our banking subsidiaries can declare and pay dividends to us, including regulatory capital requirements, general regulatory oversight to prevent unsafe or unsound practices and federal and state banking law requirements concerning the payment of dividends out of net profits or surplus. Applicable federal and state banking laws also prohibit, without prior regulatory approval, insured depository institutions, such as our bank subsidiaries, from making dividend distributions if such distributions are not paid out of available earnings. In addition, our right, and the right of our shareholders and creditors, to participate in any distribution of the assets or earnings of our bank and non-bank subsidiaries is further subject to the prior claims of creditors of our subsidiaries. No assurances can be given that the banks will, in any circumstances, pay dividends to the Company.

We and our bank subsidiaries must maintain the applicable Common Equity Tier 1 Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions, including dividends. When fully phased in on January 1, 2019, the Capital Conservation Buffer will be 2.5%. For more information on the Capital Conservation Buffer, see above.

Our ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. Federal Reserve policy provides that a bank holding company should not pay dividends unless (1) the bank holding company’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

FDICIA and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal bank regulatory agencies to take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet certain capital adequacy standards. A depository institution’s treatment for purposes of the prompt corrective action provisions depends upon its level of capitalization and certain other factors. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a bank holding company may be required to guarantee the performance of an undercapitalized subsidiary bank’s capital restoration plan.

As of December 31, 2017, each of the Company’s banks was categorized as “well-capitalized” and, in addition, met additional requirements under the Capital Conservation Buffer.

Enforcement Authority

The federal bank regulatory agencies have broad authority to issue orders to depository institutions and their holding companies prohibiting activities that constitute violations of law, rule, regulation, or administrative order, or that represent unsafe or unsound banking practices, as determined by the federal banking agencies. The federal banking agencies also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the agencies; order termination of certain activities of holding companies or their non-bank subsidiaries; remove officers and directors; order divestiture of ownership or control of a non-banking subsidiary by a holding company; or terminate deposit insurance and appoint a conservator or receiver. The Illinois and Wisconsin state bank regulatory agencies have similar authority and power with respect to our Illinois and Wisconsin state-chartered banks, respectively.

Safety and Soundness

The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, informational security, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. The guidelines prohibit excessive compensation as an unsafe and unsound practice, and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

During the past decade, properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. Our subsidiary banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive and effective internal controls.

Cross-Guarantee

Under the cross-guarantee provision of the FDIA, insured depository institutions such as our subsidiary banks may be liable to the FDIC for any losses incurred, or reasonably expected to be incurred, by the FDIC resulting from the default of, or FDIC assistance to, any other commonly controlled insured depository institution. An FDIC cross-guarantee claim against a depository institution is superior in right of payment to claims of the holding company and its affiliates against such depository institution. All of our subsidiary banks are commonly controlled within the meaning of the cross-guarantee provision.

Insurance of Deposit Accounts

The deposits of each of our subsidiary banks are insured by the Depositors Insurance Fund ("DIF") up to the standard maximum deposit insurance amount of $250,000 per depositor. Each of our subsidiary banks is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. Until December 31, 2018, insured depository institutions with total consolidated assets of $10 billion or more must pay an assessment surcharge. None of our bank subsidiaries are subject to this surcharge. However, there is a risk that our subsidiary banks’ deposit insurance premiums will increase if failures of insured depository institutions deplete the DIF or if the FDIC were to change its view of the risk that they pose to the DIF.

In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was approximately 0.540 basis points (54 cents per $10,000 of assessable deposits).

Limits on Loans to One Borrower and Loans to Insiders

Federal and state banking laws impose limits on the amount of credit a bank can extend to any one person (or group of related persons). For national banks, this limit includes credit exposures arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. In addition, state-chartered banks (including certain of our banking subsidiaries) are prohibited from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

Applicable banking laws and regulations also place restrictions on loans by FDIC-insured banks and their affiliates to their directors, executive officers and principal shareholders.

Lending Standards and Guidance

The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as our subsidiary banks, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.

Transaction Account Reserves

The Dodd-Frank Act eliminated prohibitions under federal law against the payment of interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.

Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018, the first $16.0 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $16.0 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 10% of the aggregate amount of total transaction accounts in excess of $122.3 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. Our banks are in compliance with these requirements.

De Novo Branching and De Novo Banks

With the approval of applicable regulators, national banks and state banks may establish de novo branches in states other than their home state as if such state was the bank’s home state.

For a three-year period, newly chartered banks are subject to enhanced supervisory procedures, including higher capital requirements, more frequent examinations and other requirements.

Anti-Tying Provisions

Each of our subsidiary banks is prohibited from conditioning the availability of any product or service, or varying the price for any product or service, on the requirement that the customer obtain some additional product or service from the bank or any of its affiliates, other than loans, deposits and trust services.

Transactions with Affiliates

Certain transactions between a bank and its holding company or other non-bank affiliates are subject to various restrictions imposed by state and federal law and regulation. Such “covered transactions” include loans and other extensions of credit by the bank to the affiliate, investments in securities issued by the affiliate, purchases of assets from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of the affiliate. In general, these affiliate transaction rules limit the amount of covered transactions between an institution and a single affiliate, as well as the aggregate amount of covered transactions between an institution and all of its affiliates. In addition, covered transactions that are credit transactions must be secured by acceptable collateral, and all affiliate transactions, including those that do not qualify as covered transactions, must be on terms that are at least as favorable to the bank as then-prevailing in the market for comparable transactions with unaffiliated entities. Transactions between affiliated banks may be subject to certain exemptions under applicable federal law.

Community Reinvestment Act

Under the CRA, insured depository institutions, including our subsidiary banks, have a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for insured depository institutions nor does it limit an insured depository institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, insured depository institutions are rated on their performance in meeting the needs of their communities. The CRA requires each federal banking agency to take an insured depository institution’s CRA record into account when evaluating certain applications by the insured depository institution or its holding company, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and bank and savings association acquisitions. An unsatisfactory record of performance may be the basis for denying or conditioning approval of an application by an insured depository institution or its holding company. The CRA also requires that all institutions publicly disclose their CRA ratings. Each of our subsidiary banks received a “satisfactory” or better rating from the Federal Reserve or the OCC on its most recent CRA performance evaluation.

Compliance with Consumer Protection Laws

Our subsidiary banks and some other operating subsidiaries are subject to a variety of federal and state statutes and regulations designed to protect consumers. The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws that apply to banks and other providers of financial products and services, including the authority to prohibit “unfair, deceptive or abusive” acts and practices, but examination and supervision is carried out by each subsidiary bank’s primary federal banking agency and, where applicable, state banking agency, not the CFPB. In addition, the Dodd-Frank Act authorizes state attorneys general and other state officials to enforce consumer protection rules issued by the CFPB. State authorities have recently increased their focus on and enforcement of consumer protection rules.

Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z issued by the CFPB, governing disclosures of credit terms to consumer borrowers;

•
The Real Estate Settlement Procedures Act and Regulation X issued by the CFPB, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
the Home Mortgage Disclosure Act and Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B issued by the CFPB, prohibiting discrimination on the basis of various prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V issued by the CFPB, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collection Practices Act and Regulation F issued by the CFPB, governing the manner in which consumer debts may be collected by collection agencies;

•
the Service Members Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations are subject to, among others:

•	the Truth in Savings Act and Regulation DD issued by the CFPB, which require disclosure of deposit terms to consumers;

•	Regulation CC issued by the Federal Reserve Board, which relates to the availability of deposit funds to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Fund Transfer Act and Regulation E issued by the CFPB, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

There are consumer protection standards that apply to functional areas of operation rather than applying only to loan or deposit products. Our subsidiary banks and some other operating subsidiaries are also subject to certain state laws and regulations designed to protect consumers.

The CFPB has promulgated many mortgage-related final rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages. Most of the provisions of these mortgage-related final rules are currently effective. In addition, several proposed revisions to mortgage-related rules are pending finalization. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company.

In order to ensure compliance with all mortgage-related rules and regulations, the Company consolidated its consumer mortgage loan origination and loan servicing operations within Wintrust Mortgage. All consumer mortgage applications are taken through Wintrust Mortgage, which has extensively trained loan originators located at many of our branches. While in certain limited cases our banks may offer specialized consumer mortgages to our customers, substantially all consumer mortgages for all of our banks are originated and closed by Wintrust Mortgage. Wintrust Mortgage then sells loans to third parties or to our banks. To the extent that we retain consumer mortgage loans in our bank portfolios, our banks have engaged Wintrust Mortgage to provide loan servicing.

Changes to consumer protection regulations, including those promulgated by the CFPB, could affect our business but the likelihood, timing and scope of any such changes and the impact any such change may have on us cannot be determined with any certainty. See Item 1A. Risk Factors.

Federal Preemption

The Dodd-Frank Act amended the laws governing federal preemption of state laws as applied to national banks, and eliminated federal preemption for subsidiaries of national banks. These changes may subject the Company’s national banks and their divisions, including Wintrust Mortgage, to additional state regulation and enforcement.

Debit Interchange

We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including our bank subsidiaries, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus .05% of the transaction, plus an additional one cent per transaction fraud adjustment, impose requirements regarding routing and exclusivity of electronic debit transactions, and generally require that debit cards be usable in at least two unaffiliated networks.

Anti-Money Laundering Programs

The Bank Secrecy Act (“BSA”) and USA PATRIOT Act of 2001 (“USA PATRIOT Act”) contain anti-money laundering (“AML”) and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The BSA, as amended by the USA PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an AML program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Each of our subsidiary banks is subject to the BSA and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML program. We have implemented policies, procedures and internal controls that are designed to comply with these AML requirements. In May 2016, the Financial Crimes Enforcement Network (“FinCEN”), which is a unit of the Treasury Department that drafts regulations implementing the USA PATRIOT Act and other AML and BSA legislation, issued final rules governing enhanced customer due diligence. The rules impose several new obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rules. The rules contain an exemption for insurance premium financing transactions, but cash refunds issued in connection with such transactions are not exempt, thus requiring verification of beneficial ownership before cash refunds may be issued to borrowers. Bank regulators are focusing their examinations on anti-money laundering compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and bank holding company acquisition or merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicant.

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and Acts of Congress.  OFAC-administered sanctions take many different forms.  For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences.

Protection of Client Information

Legal requirements concerning the use and protection of client information affect many aspects of the Company’s business, and are continuing to evolve. They include the privacy and information safeguarding provisions of the Gramm-Leach-Bliley Act (“GLB Act”), the Fair Credit Reporting Act (“FCRA”) and the amendments adopted by the Fair and Accurate Credit Transactions Act of 2003, as well as state law requirements. The GLB Act requires a financial institution to disclose its privacy policy to certain customers, and requires the financial institution to allow those customers to opt-out of some sharing of the customers’ nonpublic personal information with nonaffiliated third persons. In accordance with these requirements, we and each of our banks and operating subsidiaries provide a written privacy notice to each affected customer when the customer relationship begins and on an annual basis. As described in the privacy notice, we protect the security of information about our customers, educate our employees about the importance of protecting customer privacy, and allow affected customers to opt out of certain types of information sharing. We and our subsidiaries also require business partners with which we share information to have adequate security safeguards and to follow the requirements of the GLB Act. The GLB Act, as interpreted by the federal banking regulators, and state laws require us to take certain actions, including possible notice to affected customers, in the event that sensitive customer information is compromised. We and/or each of the banks and operating subsidiaries may need to amend our privacy policies and adapt our internal procedures in the event that these legal requirements, or the regulators’ interpretation of them, change, or if new requirements are added.

Like other lenders, the banks and several of our operating subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the FCRA, and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us, the banks and our operating subsidiaries.

Violation of these legal requirements may expose us to regulatory action and private litigation, including claims for damages and penalties.

Current Expected Credit Loss Accounting Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new current expected credit loss rule (“CECL”) which requires banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed the current practice of recording losses when it is probable that a loss event has occurred. The expected losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. CECL will be effective in 2020 for SEC registrants and 2021 for all others. The Company is taking the necessary steps to be in compliance with the CECL accounting standard which is expected to become a critical accounting policy.

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

As a result of federal and state registrations and SRO memberships, WHI is subject to overlapping schemes of regulation that cover all aspects of its securities businesses. Such regulations cover uses and safekeeping of clients’ funds; record-keeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; personnel-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions; limitations on the amounts and types of fees and commissions that may be charged to customers; and regulation of proprietary trading activities and affiliate transactions. Violations of the laws and regulations governing a broker-dealer’s actions can result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of a broker-dealer or its officers or employees, or other similar actions by both federal and state securities administrators, as well as the SROs.

As a registered broker-dealer, WHI is subject to the SEC’s net capital rule as well as the net capital requirements of the SROs of which it is a member. Net capital rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. Rules of FINRA and other SROs also impose limitations and requirements on the transfer of member organizations’ assets. Compliance with net capital requirements may limit the Company’s operations requiring the intensive use of capital. These requirements restrict the Company’s ability to withdraw capital from WHI, which in turn may limit the Company’s ability to pay dividends, repay debt or redeem or purchase shares of the Company’s own outstanding stock. WHI is a member of the Securities Investor Protection Corporation (“SIPC”), which subject to certain limitations, serves to oversee the liquidation of a member brokerage firm, and to return missing cash, stock and other securities owed to the firm’s brokerage customers, in the event a member broker-dealer fails. The general SIPC protection for customers’ securities accounts held by a member broker-dealer is up to $500,000 for each eligible customer, including a maximum of $250,000 for cash claims. SIPC does not protect brokerage customers against investment losses.

WHI in its capacity as an investment adviser is subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and shareholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser’s engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines. On April 26, 2016, the U.S. Department of Labor (“DOL”) adopted a final rule (“Fiduciary Rule”) under the Employee Retirement Income Security Act of 1974 that, among other changes and subject to certain exceptions, makes anyone, including broker-dealers, providing investment advice to retirement investors a fiduciary who must act in the best interest of clients when providing investment advice for direct or indirect compensation to a retirement plan, to a plan fiduciary, participant or beneficiary, or to an investment retirement account (“IRA”) or IRA holder. The Fiduciary Rule went into effect on June 9, 2017, with certain aspects subject to phased-in compliance. Full compliance was scheduled to be required by January 1, 2018, but on November 27, 2017, the DOL delayed the full compliance date to July 1, 2019. In addition, the DOL is undertaking an examination of the rule which may result in changes to the rule or related exemptions or a further change in the full compliance date.

Incentive Compensation

The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations, such as us and our subsidiary banks, do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations or guidelines requiring covered financial institutions, including us and our subsidiary banks, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing compensation that is excessive or that could lead to material financial loss to the institution. A proposed rule was issued in 2016. Also pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. We continue to evaluate the effect of the proposed rules, both of which are subject to further rulemaking procedures.

Employees

At December 31, 2017, the Company and its subsidiaries employed a total of 4,075 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

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

Supplemental Statistical Data

The following statistical information is provided in accordance with the requirements of The Securities Act Industry Guide 3, Statistical Disclosure by Bank Holding Companies, which is part of Regulation S-K as promulgated by the SEC. This data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, and Management’s Discussion and Analysis which are contained in Item 8 and Item 7, respectively, of this Annual Report on Form 10-K.

Investment Securities Portfolio

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2017, 2016 and 2015:

(Dollars in thousands)	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$144,904	$143,822	$142,741	$141,983	$312,282	$306,729
U.S. Government agencies	157,638	156,915	189,540	189,152	70,313	70,236
Municipal	113,197	115,352	129,446	131,809	105,702	108,595
Corporate notes:
Financial issuers	30,309	30,051	65,260	64,392	80,014	80,043
Other	1,000	999	1,000	999	1,500	1,502
Mortgage-backed: (1)
Mortgage-backed securities	1,291,695	1,260,186	1,185,448	1,131,402	1,069,680	1,052,510
Collateralized mortgage obligations	60,092	59,539	30,105	29,682	40,421	40,087
Equity securities	34,234	36,802	32,608	35,248	51,380	56,686
Total available-for-sale securities	$1,833,069	$1,803,666	$1,776,148	$1,724,667	$1,731,292	$1,716,388
Held-to-maturity securities
U.S. Government agencies	$579,062	$565,019	$433,343	$408,880	$687,302	$680,162
Municipal	247,387	247,497	202,362	198,722	197,524	197,949
Total held-to-maturity securities	$826,449	$812,516	$635,705	$607,602	$884,826	$878,111
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.
Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2017 and 2016 are included by reference to Note 3 to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K. The following table presents the carrying value of the investment securities portfolios as of December 31, 2017, by maturity distribution. Carrying value represents the fair value of investment securities classified as available-for-sale and the amortized cost of those classified as held-to-maturity.

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$119,011	$24,811	$—	$—	$—	$—	$143,822
U.S. Government agencies	141,970	10,184	3,779	982	—	—	156,915
Municipal	36,095	39,155	25,585	14,517	—	—	115,352
Corporate notes:
Financial issuers	1,210	23,176	5,665	—	—	—	30,051
Other	999	—	—	—	—	—	999
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	1,260,186	—	1,260,186
Collateralized mortgage obligations	—	—	—	—	59,539	—	59,539
Equity securities	—	—	—	—	—	36,802	36,802
Total available-for-sale securities	$299,285	$97,326	$35,029	$15,499	$1,319,725	$36,802	$1,803,666
Held-to-maturity securities
U.S. Government agencies	$—	$5,104	$131,237	$442,721	$—	$—	$579,062
Municipal	170	33,288	73,990	139,939	—	—	247,387
Total held-to-maturity securities	$170	$38,392	$205,227	$582,660	$—	$—	$826,449
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2017:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	0.87%	1.31%	—%	—%	—%	—%	0.95%
U.S. Government agencies	0.91	1.32	5.55	1.71	—	—	1.05
Municipal	2.90	3.87	5.20	4.88	—	—	3.99
Corporate notes:
Financial issuers	2.26	2.66	2.14	—	—	—	2.55
Other	1.94	—	—	—	—	—	1.94
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.62	—	2.62
Collateralized mortgage obligations	—	—	—	—	3.24	—	3.24
Equity securities	—	—	—	—	—	0.83	0.83
Total available-for-sale securities	1.14%	2.66%	4.74%	4.68%	2.65%	0.83%	2.42%
Held-to-maturity securities
U.S. Government agencies	—%	1.67%	2.96%	3.05%	—%	—%	3.02%
Municipal	4.58	3.25	4.63	5.57	—	—	4.98
Total held-to-maturity securities	4.58%	3.04%	3.56%	3.66%	—%	—%	3.61%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

ITEM 1A.	RISK FACTORS

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

Risks Related to Our Business and Operating Environment

Deterioration in economic conditions may materially adversely affect the financial services industry and our business, financial condition, results of operations and cash flows.

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

More specifically, the U.S. economy has generally strengthened and growth in economic activity in our geographic area has increased to a moderate pace over recent periods. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Any economic deterioration from current levels or slowing of current economic activity could lead to an increase in loan charge-offs and negatively affect consumer confidence as well as the level of business activity. However, net charge-offs, excluding covered loans, decreased to $15.0 million in 2017 from $16.9 million in 2016. Our balance of non-performing loans, excluding covered loans, and other real estate owned (“OREO”), excluding covered other real estate owned, was $90.2 million and $40.6 million, respectively, at December 31, 2017 compared to $87.5 million and $40.3 million, respectively, at December 31, 2016. Deterioration in the economy, real estate markets or increased unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have made to them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Since our business is concentrated in the Chicago metropolitan and southern Wisconsin market areas, economic declines in the economy of this region could adversely affect our business.

Except for our premium finance business and certain other niche businesses, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Chicago metropolitan and southern Wisconsin market areas. The local economic conditions in these areas significantly impact the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Specifically, many of the loans in our portfolio are secured by real estate located in the Chicago metropolitan area. Any declines in economic conditions, including inflation, recession, unemployment, changes in securities markets or other factors impacting these local markets could, in turn, have a material adverse effect on our financial condition and results of operations. Deterioration in the real estate markets where collateral for our mortgage loans is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan, and in turn the value of our assets.

In addition, the State of Illinois has experienced significant financial difficulty in recent years. To the extent that these issues impact the economic vitality of the state and the businesses operating in Illinois, businesses may be encouraged to leave the state or new employers may be discouraged to start or move businesses to Illinois, which could have a material adverse effect on our financial condition and results of operations.

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

Because our allowance for loan losses represents an estimate of inherent losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly if there is deterioration in general economic or market conditions or events that adversely affect specific customers. In 2017, we charged off $15.0 million in loans, excluding covered loans, (net of recoveries) and increased our allowance for loan losses, excluding the allowance for covered loans, from $122.3 million at December 31, 2016 to $137.9 million at December 31, 2017. The increase in allowance in 2017 was primarily the result of significant loan growth during the period. Our allowance for loan losses, excluding the allowance for covered loans, represents 0.64% and 0.62% of total loans, excluding covered loans outstanding at December 31, 2017 and 2016, respectively. The Company's future adoption of Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” may result in an increase in the allowance for loan losses and related coverage ratios at the time of adoption regardless of changes in the economy and the related ability of borrowers to repay their loans. Such accounting rules are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.

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

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy weakens for a prolonged period or experiences deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $6.8 billion or 31% of our total loan portfolio, at December 31, 2017, compared to $6.0 billion, or 30% of our total loan portfolio, at December 31, 2016.

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

As of both December 31, 2017 and 2016, approximately 39% and 41%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties, including the Chicago metropolitan area and southern Wisconsin, in which a majority of our real estate loans are concentrated. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) that was signed into law on December 22, 2017 contains several provisions that will affect the tax consequences of home ownership and related borrowing. We cannot predict what impact, if any, the Tax Act will have on our mortgage lending business or the value of homes securing mortgages or other loans, but any decrease in mortgage lending, decrease in home values, or early repayment of mortgage loans caused by changes to the tax code as a result of the Tax Act could have a material adverse effect on our earnings and capital.

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

Wintrust is exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $832.1 million and $722.2 million for the years ended December 31, 2017 and 2016, respectively.

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

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $4.4 million, $11.5 million and $15.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful.

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

We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies such as marketplace lenders and other financial technology ("FinTech") companies. Many of these competitors have substantially greater resources and market presence or more advanced technology than Wintrust and, as a result of their size, may be able to offer a broader range of products and services, better pricing for those products and services, or newer technologies to deliver those products and services than we can. Several of our local competitors have experienced improvements in their financial condition over the past few years and are better positioned to compete for loans, acquisitions and personnel. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over Wintrust.

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

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Wintrust's tangible book value and net income per common share may occur as a result of any future acquisitions. In addition, certain acquisitions may expose us to additional regulatory risks, including from foreign governments. Our ability to comply with any such regulations will impact the success of any such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

We may also be subject to certain risks relating to any future loss sharing agreements with the FDIC. Under a loss sharing agreement, the FDIC generally agreed to reimburse the acquiring bank for a portion of any losses relating to covered assets of the acquired financial institution. This was an important financial term of any FDIC-assisted transaction, as troubled financial institutions often have poorer asset quality. As a condition to reimbursement, however, the FDIC required the acquiring bank to follow certain servicing procedures. A failure to follow servicing procedures or any other breach of a loss sharing agreement by us would result in the loss of FDIC reimbursement. In addition, reimbursable losses and recoveries under loss sharing agreements were based on the book value of the relevant loans and other assets as determined by the FDIC as of the effective dates of the acquisitions. The amount that the acquiring banks realized on these assets could differ materially from the carrying value that was reflected in our financial statements, based upon the timing and amount of collections on the covered loans. Any failure to receive reimbursement, or any material differences between the amount of reimbursements that we received and the carrying value reflected in our financial statements, would have a material negative effect on our financial condition and results of operations.

Damage to our reputation may harm our business.

Maintaining trust in the Company is critical to our ability to attract and maintain customers, investors and employees. If our reputation is damaged, our business could be significantly harmed. Harm to our reputation could arise from numerous sources, including, among others, employee misconduct, security breaches, compliance failures, litigation or regulatory outcomes or governmental investigations. Our reputation could also be harmed by the failure or perceived failure of an affiliate or a vendor or other third party with which we do business, to comply with laws or regulations. In addition, our reputation or prospects could be significantly damaged by adverse publicity or negative information regarding the Company, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels.

Actions by the financial services industry generally or by certain members of or individuals in the industry can also affect our reputation. For example, the role played by financial services firms during and after the financial crisis, including concerns that consumers have been treated unfairly by financial institutions or that a financial institution had acted inappropriately with respect to the methods employed in offering products to customers, have damaged the reputation of the industry as a whole.

Should any of these or other events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the damage to our reputation would not adversely affect our earnings and results of operations, or that damage to our reputation will not impair our ability to retain our existing customers and employees or attract new customers and employees. Harm to our reputation or the reputation of our industry may also result in greater regulatory or legislative scrutiny, which may lead to changes in laws or regulations that could constrain our business or operations. Events that result in damage to our reputation may also increase our litigation risk.

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

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2017, approximately 96% of the Company's available-for-sale securities were categorized in level 2 of the fair value hierarchy (meaning that their fair values were determined by quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of these assets, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale securities portfolio were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2017, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

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

Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems and infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we may need to take our systems offline if they become infected with malware or a computer virus or as a result of another form of cyber-attack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, in addition to the resulting identity theft that could result in the disclosure of confidential information, all of which could adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to security risks and could be susceptible to cyberattacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Our business relies on the secure processing, transmission, storage and retrieval of confidential, personal, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damage to our systems or other material disruption of our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business.

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

Periodically, as a result of our normal course of business, we are involved in claims and related litigation from our customers, employees or other parties. These claims and legal actions, whether meritorious or not, as well as reviews, investigations and proceedings by governmental and self-regulatory agencies could involve large monetary claims and significant legal expense. In addition, such actions may negatively impact our reputation in the marketplace and lessen customer demand. If such claims and legal actions are not decided in Wintrust's favor, our results of operations and financial condition could be adversely impacted.

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

We are subject to examinations and challenges by tax authorities that may impact our financial results.

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

Changes in federal and state tax laws and changes in interpretation of existing laws can impact our financial results

The federal government enacted the Tax Act on December 22, 2017, and given the current economic and political environment and ongoing budgetary pressures, the enactment of further new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses and credits may have a material adverse effect on our business, financial condition and results of operations.

In particular, the final impacts of the Tax Act could be materially different from our current estimates. The Tax Act introduced significant changes to the tax code, including a reduction in the statutory federal income tax rate for corporations from 35% to 21% effective January 1, 2018, which required the Company to re-measure its existing net deferred tax liabilities as of the end of 2017 to reflect the new tax rate. This net tax benefit was partially offset by a one-time tax pursuant to the Tax Act on a deemed repatriation of unremitted earnings on our Canadian subsidiary. We continue to examine the impact the Tax Act may have on our business. The estimated impact of the Tax Act is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based upon our further analysis of the Tax Act.

Changes in accounting policies or accounting standards could materially adversely affect how we report our financial results and financial condition.

Our accounting policies are fundamental to understanding our financial results and financial condition. Some of these policies require use of estimates and assumptions that affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses. From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes, such as the new CECL standard discussed above, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

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

Uncertainty about the future of LIBOR may adversely affect our business.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is currently impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities, including the Company’s Series D Preferred Stock or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on the Company’s Series D Preferred Stock, which are currently based on the LIBOR rate, will be determined as set forth in the accompanying offering documents, and the value of such securities may be adversely affected. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, loan, derivative and investment portfolios, asset-liability management and business, is uncertain.

Risks Related to Our Regulatory Environment

If we fail to meet our regulatory capital ratios, we may be forced to raise capital or sell assets.

As a banking institution, we are subject to regulations that require us to maintain certain capital ratios, such as the ratio of our Tier 1 capital to our risk-based assets, and in recent years these regulatory and market expectations have increased substantially. If our regulatory capital ratios decline, as a result of decreases in the value of our loan portfolio or otherwise, we may be required to improve such ratios by either raising additional capital or by disposing of assets. If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected. If we choose to raise additional capital, we may accomplish this by selling additional shares of common stock, or securities convertible into or exchangeable for common stock, which could significantly dilute the ownership percentage of holders of our common stock and cause the market price of our common stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.

If our credit rating is lowered, our financing costs could increase.

We have been rated by Fitch Ratings as "BBB+" and DBRS as "A (low)".

Our creditworthiness is not fixed and should be expected to change over time as a result of company performance and industry conditions. We cannot give any assurances that our credit ratings will remain at current levels, and it is possible that our ratings could be lowered or withdrawn by Fitch Ratings or DBRS. Any actual or threatened downgrade or withdrawal of our credit rating could affect our perception in the marketplace and ability to raise capital, and could increase our debt financing costs.

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

We are subject to extensive federal and state regulation and supervision. The cost of compliance with such laws and regulations can be substantial and adversely affect our ability to operate profitably. While we are unable to predict the scope or impact of any potential legislation or regulatory action until it becomes final, it is possible that changes in applicable laws, regulations or interpretations thereof could significantly increase our regulatory compliance costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, interfere with our executive compensation plans, or limit our ability to pursue business opportunities in an efficient manner including our plan for de novo growth and growth through acquisitions.

Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. For example, as cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. The current presidential administration has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the majority in Congress has also suggested an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or merely a rebalancing of the post financial crisis framework. The Company expects that its business will remain subject to extensive regulation and supervision, and any changes in the regulatory environment may, individually or in the aggregate, have a material adverse effect upon the Company's business, results of operations, cash flows and financial position.

Financial reform legislation and increased regulatory rigor around consumer protection mortgage-related issues may reduce our ability to market our products to consumers and may limit our ability to profitably operate our mortgage business.

The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws applicable to the business of our subsidiary banks and some other operating subsidiaries, including the authority to prohibit “unfair, deceptive or abusive” acts and practices, but examination and supervision of our subsidiary banks is carried out by the primary federal banking agency and, where applicable, the state banking agency. Consumer protection is an area of heightened regulatory focus, and the CFPB has promulgated a number of specific regulatory requirements in this area. These rules have increased and may further increase the costs of doing business for all market participants, including our subsidiaries.

In particular, the mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company. For example, in order to ensure compliance with mortgage-related rules issued by the CFPB, the Company consolidated its consumer mortgage loan origination and loan servicing operations within Wintrust Mortgage.

In the wake of the mortgage crisis, the CFPB and federal and state banking agencies are closely examining the mortgage and mortgage servicing activities of depository financial institutions. Should these or other agencies have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our profits.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. The CFPB has promulgated many mortgage-related final rules since it was established under the Dodd-Frank Act, including rules relating to the ability to repay loans and relating to qualified mortgage standards. Most of these mortgage-related rules have been adopted, although portions of certain of these rules have not yet become effective. In addition, several proposed revisions to mortgage-related rules are pending finalization. We may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make. In addition, regulation related to redlining, fair lending, CRA compliance and BSA compliance create significant burdens which necessitate increased costs. Any failure to comply with any of these regulations could have a significant impact on our ability to operate, our ability to acquire or open new banks and/or result in meaningful fines.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Since 2013, the U.S. federal banking authorities have increased most of the required minimum regulatory capital ratios applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The U.S. federal banking authorities also introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer in addition to changing the definition of capital. In 2012, the Federal Reserve also implemented the stress test requirements under the Dodd-Frank Act. As a bank holding company with between $10 billion and $50 billion in total consolidated assets, we are required to conduct annual stress tests based on scenarios provided by the Federal Reserve, and are required to publicly disclose the results of our stress tests.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, have increased our compliance cost, are expected to impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our ability to engage in capital distributions, including paying dividends or repurchasing stock, may be restricted if we do not maintain the required Capital Conservation Buffer. In addition, we anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations.

Our FDIC insurance premiums may increase, which could negatively impact our results of operations.

Insured institution failures leading up to and following the financial crisis, as well as deterioration in banking and economic conditions, significantly increased FDIC loss provisions, resulting in a decline of its deposit insurance fund to historical lows at the peak of the crisis. In response, the Dodd-Frank Act and FDIC regulations changed the assessment base for federal deposit insurance from the amount of insured deposits to average total consolidated assets less average tangible capital, eliminated the maximum size of the DIF, eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and increased the minimum reserve ratio of the DIF from 1.15% to 1.35%. These developments also caused our FDIC insurance premiums to increase. There is a risk that the banks' deposit insurance premiums will increase in the future if failures of insured depository institutions once again deplete the DIF. Any such increase may negatively impact our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, BSA or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and the BSA require financial institutions to develop programs to prevent financial institutions from being used for money laundering or the funding of terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require certain financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with these regulations could result in fines or sanctions. An increasing number of banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Risks Related to Our Niche Businesses

Our premium finance business may involve a higher risk of delinquency or collection than our other lending operations, and could expose us to losses.

We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through FIRST Insurance Funding and Wintrust Life Finance, respectively, and financing for the payment of commercial insurance premiums in Canada through our wholly-owned subsidiary, FIFC Canada. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2017, we had $2.6 billion of commercial insurance premium finance loans outstanding, of which $2.3 billion were originated in the U.S. by FIRST Insurance Funding and $318.9 million were originated in Canada by FIFC Canada. Together, these loans represented 12% of our total loan portfolio as of such date.

FIRST Insurance Funding and FIFC Canada may also be more susceptible to third party fraud with respect to commercial insurance premium finance loans because these loans are originated and many times funded through relationships with unaffiliated insurance agents and brokers. In the second quarter of 2010, fraud perpetrated against a number of premium finance companies in the industry, including the property and casualty division of FIRST Insurance Funding, increased both the Company's net charge-offs and provision for credit losses by $15.7 million. Acts of fraud are difficult to detect and deter, and we cannot assure investors that our risk management procedures and controls will prevent losses from fraudulent activity.

Wintrust Life Finance may be exposed to the risk of loss in our life insurance premium finance business because of fraud. While Wintrust Life Finance maintains a policy prohibiting the known financing of stranger-originated life insurance and has established procedures to identify and prevent the company from financing such policies, Wintrust Life Finance cannot be certain that it will never provide loans with respect to such a policy. In the event such policies were financed, a carrier could potentially put at risk the cash surrender value of a policy, which serves as Wintrust Life Finance's primary collateral, by challenging the validity of the insurance contract for lack of an insurable interest.

See the below risk factor “Widespread financial difficulties or credit downgrades among commercial and life insurance providers could lessen the value of the collateral securing our premium finance loans and impair the financial condition and liquidity of FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada” for a discussion of further risks associated with our insurance premium finance activities.

While FIRST Insurance Funding and Wintrust Life Finance are licensed as required and carefully monitors compliance with regulation of each of its businesses, there can be no assurance that either will not be negatively impacted by material changes in the regulatory environment. FIFC Canada is not required to be licensed in most provinces of Canada, but there can be no assurance that future regulations which impact the business of FIFC Canada will not be enacted.

Additionally, to the extent that affiliates of insurance carriers, banks, and other lending institutions add greater service and flexibility to their financing practices in the future, our competitive position and results of operations could be adversely affected. Wintrust Life Finance's life insurance premium finance business could be materially negatively impacted by changes in the federal or state estate tax provisions. There can be no assurance that FIRST Insurance Funding and Wintrust Life Finance will be able to continue to compete successfully in its markets.

Widespread financial difficulties or credit downgrades among commercial and life insurance providers could lessen the value of the collateral securing our premium finance loans and impair the financial condition and liquidity of FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada.

FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers; however, one of the insurers represents approximately 14% of such balances and two additional insurers represent approximately 6% and 5%, respectively, of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago. The Company’s banks operate through 157 banking facilities, the majority of which are owned. The Company owns 212 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area, southern Wisconsin and northwest Indiana. Excess space in certain properties is leased to third parties.

The Company’s wealth management subsidiaries have one location in downtown Chicago, one in Appleton, Wisconsin, and one in Tampa Bay, Florida, all of which are leased, as well as office locations at several of our banks. Wintrust Mortgage is headquartered in our corporate headquarters in Rosemont, Illinois and has 52 locations in 14 states, all of which are leased, as well as office locations at several of our banks. FIRST Insurance Funding and Wintrust Life Finance have one location in Northbrook, Illinois which is owned and locations at 231 S. LaSalle Street in downtown Chicago, Jersey City, New Jersey, Long Island, New York and Newport Beach, California, all of which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario, Wainwright, Alberta and Vancouver, British Columbia. Wintrust Asset Finance is located in our corporate headquarters in Rosemont, Illinois and has locations in Frisco, Texas and Mishawaka, Indiana, both of which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue. This motion remains pending before the court.

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
The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2017 and 2016.

	2017		2016
	High	Low	High	Low
Fourth Quarter	$86.80	$76.00	$73.94	$51.66
Third Quarter	80.52	67.74	56.03	48.44
Second Quarter	79.27	64.14	54.09	42.15
First Quarter	76.71	65.29	47.96	37.96

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

	2012	2013	2014	2015	2016	2017
Wintrust Financial Corporation	100.00	125.67	127.41	132.21	197.74	224.44
NASDAQ — Total US	100.00	133.48	150.12	150.84	170.46	206.91
NASDAQ — Bank Index	100.00	136.62	152.77	156.15	197.60	233.94

Approximate Number of Equity Security Holders

As of February 27, 2018, there were approximately 1,718 shareholders of record of the Company’s common stock.

Dividends on Common Stock

The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve a semi-annual dividend until quarterly dividends were approved starting in 2014. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on December 15, 2014 and as subsequently amended, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold.

The following is a summary of the cash dividends paid in 2017 and 2016:

Record Date	Payable Date	Dividend per Share
November 9, 2017	November 24, 2017	$0.14
August 10, 2017	August 24, 2017	$0.14
May 11, 2017	May 25, 2017	$0.14
February 9, 2017	February 23, 2017	$0.14
November 10, 2016	November 25, 2016	$0.12
August 11, 2016	August 25, 2016	$0.12
May 12, 2016	May 26, 2016	$0.12
February 11, 2016	February 25, 2016	$0.12

On January 25, 2018, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.19 per share of outstanding common stock. The dividend was paid on February 22, 2018 to shareholders of record as of February 8, 2018.

The final determination of timing, amount and payment of dividends is at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The banks’ ability to pay dividends is regulated by banking statutes. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2017, 2016 and 2015, the banks and certain wealth management subsidiaries paid $122.0 million, $59.0 million and $22.2 million, respectively, in dividends to the Company.

Reference is also made to Note 18 to the Consolidated Financial Statements and “Liquidity and Capital Resources” contained in Item 7 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2017. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Selected Financial Condition Data (at end of year):
Total assets	$27,915,970	$25,668,553	$22,909,348	$19,998,840	$18,081,756
Total loans, excluding loans held-for-sale and covered loans	21,640,797	19,703,172	17,118,117	14,409,398	12,896,602
Total deposits	23,183,347	21,658,632	18,639,634	16,281,844	14,668,789
Junior subordinated debentures	253,566	253,566	268,566	249,493	249,493
Total shareholders’ equity	2,976,939	2,695,617	2,352,274	2,069,822	1,900,589
Selected Statements of Income Data:
Net interest income	$832,076	$722,193	$641,529	$598,575	$550,627
Net revenue (1)	1,151,582	1,047,623	913,126	813,815	773,024
Net income	257,682	206,875	156,749	151,398	137,210
Net income per common share – Basic	4.53	3.83	3.05	3.12	3.33
Net income per common share – Diluted	4.40	3.66	2.93	2.98	2.75
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin	3.41%	3.24%	3.34%	3.51%	3.49%
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.44	3.26	3.36	3.53	3.50
Non-interest income to average assets	1.21	1.34	1.29	1.15	1.27
Non-interest expense to average assets	2.78	2.81	2.99	2.93	2.88
Net overhead ratio (3)	1.56	1.47	1.70	1.77	1.61
Return on average assets	0.98	0.85	0.75	0.81	0.79
Return on average common equity	9.26	8.37	7.15	7.77	7.56
Return on average tangible common equity (non-GAAP) (2)	11.63	10.90	9.44	10.14	9.93
Average total assets	$26,369,702	$24,292,231	$20,999,837	$18,685,341	$17,449,195
Average total shareholders’ equity	2,842,081	2,549,929	2,232,989	1,993,959	1,856,706
Average loans to average deposits ratio (excluding covered loans)	92.7%	90.9%	89.9%	89.9%	88.9%
Average loans to average deposits ratio (including covered loans)	92.9	91.4	91.0	91.7	92.1%
Common Share Data at end of year:
Market price per common share	$82.37	$72.57	$48.52	$46.76	$46.12
Book value per common share (2)	$50.96	$47.12	$43.42	$41.52	$38.47
Tangible common book value per share (2)	$41.68	$37.08	$33.17	$32.45	$29.93
Common shares outstanding	55,965,207	51,880,540	48,383,279	46,805,055	46,116,583
Other Data at end of year: (5)
Leverage Ratio	9.3%	8.9%	9.1%	10.2%	10.5%
Tier 1 capital to risk-weighted assets	9.9	9.7	10.0	11.6	12.2
Common Equity Tier 1 capital to risk-weighted assets	9.4	8.6	8.4	N/A	N/A
Total capital to risk-weighted assets	12.0	11.9	12.2	13.0	12.9
Allowance for credit losses (4)	$139,174	$123,964	$106,349	$92,480	$97,641
Non-performing loans	90,162	87,454	84,057	78,677	103,334
Allowance for credit losses(4) to total loans, excluding covered loans	0.64%	0.63%	0.62%	0.64%	0.76%
Non-performing loans to total loans, excluding covered loans	0.42	0.44	0.49	0.55	0.80
Number of:
Bank subsidiaries	15	15	15	15	15
Banking offices	157	155	152	140	124

(1)	Net revenue includes net interest income and non-interest income.

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.

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

•	failure to identify and complete favorable acquisitions in the future or unexpected difficulties or developments related to the integration of the Company’s recent or future acquisitions;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions;

•	harm to the Company’s reputation;

•	any negative perception of the Company’s financial strength;

•	ability of the Company to raise additional capital on acceptable terms when needed;

•	disruption in capital markets, which may lower fair values for the Company’s investment portfolio;

•	ability of the Company to use technology to provide products and services that will satisfy customer demands and create efficiencies in operations and to manage risks associated therewith;

•	failure or breaches of our security systems or infrastructure, or those of third parties;

•	security breaches, including denial of service attacks, hacking, social engineering attacks, malware intrusion or data corruption attempts and identity theft;

•	adverse effects on our information technology systems resulting from failures, human error or cyberattacks;

•	adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors;

•	increased costs as a result of protecting our customers from the impact of stolen debit card information;

•	accuracy and completeness of information the Company receives about customers and counterparties to make credit decisions;

•	ability of the Company to attract and retain senior management experienced in the banking and financial services industries;

•	environmental liability risk associated with lending activities;

•	the impact of any claims or legal actions to which the Company is subject, including any effect on our reputation;

•	losses incurred in connection with repurchases and indemnification payments related to mortgages and increases in reserves associated therewith;

•	the loss of customers as a result of technological changes allowing consumers to complete their financial transactions without the use of a bank;

•	the soundness of other financial institutions;

•	the expenses and delayed returns inherent in opening new branches and de novo banks;

•	examinations and challenges by tax authorities, and any unanticipated impact of the Tax Act;

•	changes in accounting standards, rules and interpretations such as the new CECL standard, and the impact on the Company’s financial statements;

•	the ability of the Company to receive dividends from its subsidiaries;

•	uncertainty about the future of LIBOR;

•	a decrease in the Company’s capital ratios, including as a result of declines in the value of its loan portfolios, or otherwise;

•	legislative or regulatory changes, particularly changes in regulation of financial services companies and/or the products and services offered by financial services companies;

•	a lowering of our credit rating;

•	changes in U.S. monetary policy and changes to the Federal Reserve’s balance sheet as a result of the end of its program of quantitative easing or otherwise;

•	restrictions upon our ability to market our products to consumers and limitations on our ability to profitably operate our mortgage business resulting from the Dodd-Frank Act;

•	increased costs of compliance, heightened regulatory capital requirements and other risks associated with changes in regulation and the regulatory environment;

•	the impact of heightened capital requirements;

•	increases in the Company’s FDIC insurance premiums, or the collection of special assessments by the FDIC;

•	delinquencies or fraud with respect to the Company’s premium finance business;

•	credit downgrades among commercial and life insurance providers that could negatively affect the value of collateral securing the Company’s premium finance loans;

•	the Company’s ability to comply with covenants under its credit facility; and

•	fluctuations in the stock market, which may have an adverse impact on the Company’s wealth management business and brokerage operation.

Therefore, there can be no assurances that future actual results will correspond to any forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances after the date of this Annual Report on Form 10-K, except as required by law. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2017. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Annual Report on Form 10-K.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage % or Basis Point (bp) Change	Percentage % or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2017	2016	2015	2016 to 2017	2015 to 2016
Net income	$257,682	$206,875	$156,749	25%	32%
Net income per common share — Diluted	4.40	3.66	2.93	20	25
Net revenue (1)	1,151,582	1,047,623	913,126	10	15
Net interest income	832,076	722,193	641,529	15	13
Net interest margin	3.41%	3.24%	3.34%	17 bp	(10) bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.44	3.26	3.36	18	(10)
Net overhead ratio (3)	1.56	1.47	1.70	9	(23)
Return on average assets	0.98	0.85	0.75	13	10
Return on average common equity	9.26	8.37	7.15	89	122
Return on average tangible common equity (non-GAAP) (2)	11.63	10.90	9.44	73	146
At end of period
Total assets	$27,915,970	$25,668,553	$22,909,348	9%	12%
Total loans, excluding loans held-for-sale, excluding covered loans	21,640,797	19,703,172	17,118,117	10	15
Total loans, including loans held-for-sale, excluding covered loans	21,954,389	20,121,546	17,506,155	9	15
Total deposits	23,183,347	21,658,632	18,639,634	7	16
Total shareholders’ equity	2,976,939	2,695,617	2,352,274	10	15
Book value per common share (2)	$50.96	$47.12	$43.42	8	9
Tangible common book value per common share (2)	41.68	37.08	33.17	12	12
Market price per common share	82.37	72.57	48.52	14	50
Excluding covered loans:
Allowance for credit losses to total loans(4)	0.64%	0.63%	0.62%	1 bp	1 bp
Non-performing loans to total loans	0.42	0.44	0.49	(2)	(5)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2017	2016	2015	2014	2013
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$946,468	$812,457	$718,464	$671,267	$630,709
Taxable-equivalent adjustment:
-Loans	3,760	2,282	1,431	1,128	842
-Liquidity management assets	3,713	3,630	3,221	2,000	1,407
-Other earning assets	14	40	57	41	11
(B) Interest Income - FTE	$953,955	$818,409	$723,173	$674,436	$632,969
(C) Interest Expense (GAAP)	114,392	90,264	76,935	72,692	80,082
(D) Net interest Income - FTE (B minus C)	$839,563	$728,145	$646,238	$601,744	$552,887
(E) Net Interest Income (GAAP) (A minus C)	$832,076	$722,193	$641,529	$598,575	$550,627
Net interest margin (GAAP-derived)	3.41%	3.24%	3.34%	3.51%	3.49%
Net interest margin — FTE	3.44	3.26	3.36	3.53	3.50
(F) Non-interest income (GAAP)	$319,506	$325,430	$271,597	$215,240	$222,397
(G) Gains (losses) on investment securities, net (GAAP)	45	7,645	323	(504)	(3,000)
(H) Non-interest expense (GAAP)	731,817	681,685	628,419	546,847	502,551
Efficiency ratio (H/(E+F-G))	63.55%	65.55%	68.84%	67.15%	64.76%
Efficiency ratio - FTE (H/(D+F-G))	63.14	65.18	68.49	66.89	64.57
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders' equity (GAAP)	$2,976,939	$2,695,617	$2,352,274	$2,069,822	$1,900,589
(I) Less: Convertible preferred stock (GAAP)	—	(126,257)	(126,287)	(126,467)	(126,477)
Less: Non-convertible preferred stock (GAAP)	(125,000)	(125,000)	(125,000)	—	—
Less: Goodwill and other intangible assets (GAAP)	(519,505)	(520,438)	(495,970)	(424,445)	(393,760)
(J) Total tangible common shareholders’ equity	$2,332,434	$1,923,922	$1,605,017	$1,518,910	$1,380,352
Total assets (GAAP)	$27,915,970	$25,668,553	$22,909,348	$19,998,840	$18,081,756
Less: Goodwill and other intangible assets (GAAP)	(519,505)	(520,438)	(495,970)	(424,445)	(393,760)
(K) Total tangible assets	$27,396,465	$25,148,115	$22,413,378	$19,574,395	$17,687,996
Tangible common equity ratio (J/K)	8.5%	7.7%	7.2%	7.8%	7.8%
Tangible common equity ratio, assuming full conversion of preferred stock ((J-I)/K)	8.5	8.2	7.7	8.4	8.5
Calculation of book value per common share
Total shareholders’ equity (GAAP)	$2,976,939	$2,695,617	$2,352,274	$2,069,822	$1,900,589
Less: Preferred stock (GAAP)	(125,000)	(251,257)	(251,287)	(126,467)	(126,477)
(L) Total common equity	$2,851,939	$2,444,360	$2,100,987	$1,943,355	$1,774,112
(M) Actual common shares outstanding	55,965	51,881	48,383	46,805	46,117
Book value per common share (L/M)	$50.96	$47.12	$43.42	$41.52	$38.47
Tangible common book value per share (J/M)	41.68	37.08	33.17	32.45	29.93

Calculation of return on average common equity
(N) Net income applicable to common shares	$247,904	$192,362	$145,880	$145,075	$128,815
Add: After-tax intangible asset amortization	2,907	2,986	2,879	2,881	2,828
(O) Tangible net income applicable to common shares	$250,811	$195,348	$148,759	$147,956	$131,643
Total average shareholders' equity	$2,842,081	$2,549,929	$2,232,989	$1,993,959	$1,856,706
Less: Average preferred stock	(165,114)	(251,258)	(191,416)	(126,471)	(153,724)
(P) Total average common shareholders' equity	$2,676,967	$2,298,671	$2,041,573	$1,867,488	$1,702,982
Less: Average intangible assets	(519,910)	(506,241)	(466,225)	(408,642)	(376,762)
(Q) Total average tangible common shareholders’ equity	$2,157,057	$1,792,430	$1,575,348	$1,458,846	$1,326,220
Return on average common equity (N/P)	9.26%	8.37%	7.15%	7.77%	7.56%
Return on average tangible common equity (O/Q)	11.63	10.90	9.44	10.14	9.93

OVERVIEW AND STRATEGY

2017 Highlights

The Company recorded net income of $257.7 million for the year of 2017 compared to $206.9 million and $156.7 million for the years of 2016 and 2015, respectively. The results for 2017 demonstrate continued operating strengths including strong loan and deposit growth which, coupled with increased net interest margin, resulted in higher net interest income, growth in the leasing business and stable credit quality metrics. Additionally, the Company's net income was positively impacted by a $7.6 million net tax benefit related to the enactment of the Tax Act.

The Company increased its loan portfolio, excluding loans held-for-sale and covered loans, from $19.7 billion at December 31, 2016 to $21.6 billion at December 31, 2017. This increase was primarily a result of the Company’s commercial banking initiative as well as growth in the commercial real estate portfolio and life insurance premium finance receivables portfolio. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2017, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. The Company had overnight liquid funds and interest-bearing deposits with banks of $1.3 billion at December 31, 2017 and 2016.

The Company recorded net interest income of $832.1 million in 2017 compared to $722.2 million and $641.5 million in 2016 and 2015, respectively. The higher level of net interest income recorded in 2017 compared to 2016 resulted primarily from a $2.1 billion increase in average earning assets and a 17 basis point increase in the net interest margin in 2017

Non-interest income totaled $319.5 million in 2017, decreasing $5.9 million, or 2%, compared to 2016. The decrease in non-interest income in 2017 compared to 2016 was primarily attributable to a decrease in mortgage banking revenues, lower fees from covered call options, lower gains realized on investment securities, decreases in fees from customer interest rate swap fees and a gain on the extinguishment of junior subordinated debentures recognized in the previous year. This was partially offset by higher operating lease income from growth in our leasing divisions and an increase in wealth management revenue (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $731.8 million in 2017, increasing $50.1 million, or 7%, compared to 2016. The increase compared to 2016 was primarily attributable to a $24.9 million increase in salaries and employee benefits, higher operating lease equipment depreciation, an increase in professional fees, and higher marketing expenses. The increase in salaries and employee benefits was, specifically, attributable to a $15.5 million increase in salaries resulting from annual salary increases and larger staffing as the Company grew, a $5.1 million increase in commissions and incentive compensation primarily attributable to the Company's long-term incentive program, and a $4.3 million increase in employee benefits due to higher retirement savings plan costs.

As the Company continues to experience strong growth in its balance sheet, controlling operating expenses is a continued focus throughout the Company's various business units. Management monitors expense control from period to period throughout the Company and places an emphasis on specifically the Company's net overhead ratio, which provides a measure of efficiency both consolidated and across business units. The Company's goal is to maintain a net overhead ratio below 1.50% on a consolidated basis.

Economic Environment

The economic environment in 2017 was characterized by rising interest rates and continued competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

Net Interest Income

The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company has also continued its efforts to shift a greater portion of its deposit base to non-interest bearing deposits. These deposits as a percentage of total deposits were 29% on December 31, 2017 as compared to 27% on December 31, 2016. In 2017, the

Company's net interest margin increased to 3.41% (3.44% on a fully tax-equivalent basis) as compared to 3.24% (3.26% on a fully tax-equivalent basis) in 2016 primarily as a result of rising interest rates. As a result of the growth in earning assets, improvement in funding mix and increased net interest margin, the Company increased net interest income by $109.9 million in 2017 compared to 2016.

The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2017, the Company recognized $4.4 million in fees on covered call options compared to $11.5 million in 2016.

The Company utilizes “back to back” interest rate derivative transactions, primarily interest rate swaps, to receive floating rate interest payments related to customer loans. In these arrangements, the Company makes a floating rate loan to a borrower who prefers to pay a fixed rate. To accommodate the risk management strategy of certain qualified borrowers, the Company enters a swap with its borrower to effectively convert the borrower's variable rate loan to a fixed rate. However, in order to minimize the Company's exposure on these transactions and continue to receive a floating rate, the Company simultaneously executes an offsetting mirror-image swap with various third parties.

Non-Interest Income

The interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $113.5 million in 2017 and $128.7 million in 2016, representing 10% of total net revenue in 2017 and 12% in 2016. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage banking revenue is partially offset by corresponding commission and overhead costs. Mortgage originations totaled $3.7 billion and $4.4 billion in 2017 and 2016, respectively. In 2017, approximately 75% of originations were mortgages associated with new home purchases compared to 58% in 2016, while 25% of originations were related to refinancing of mortgages compared to 42% in 2016. Assuming the housing market continues to improve and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.

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

Credit Quality

The Company's credit quality metrics remained stable in 2017 compared to 2016. The Company continues to actively address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality.

In particular:

•
The Company’s 2017 provision for credit losses, excluding covered loans, totaled $30.0 million, compared to $34.8 million in 2016 and $33.7 million in 2015. Net charge-offs, excluding covered loans, decreased to $15.0 million in 2017 (of which $5.3 million related to commercial and commercial real estate loans), compared to $16.9 million in 2016 (of which $5.3 million related to commercial and commercial real estate loans) and $19.2 million in 2015 (of which $6.5 million related to commercial and commercial real estate loans).

•
The Company's allowance for loan losses, excluding covered loans, increased to $137.9 million at December 31, 2017, reflecting an increase of $15.6 million, or 13%, when compared to 2016. At December 31, 2017, approximately $55.2 million, or 40%, of the allowance for loan losses was associated with commercial real estate loans and another $57.8 million, or 42%, was associated with commercial loans.

•
The Company has significant exposure to commercial real estate. At December 31, 2017, $6.6 billion, or 30%, of our loan portfolio was commercial real estate, with approximately 89% located in our market area. The commercial real estate loan portfolio, excluding purchased credit impaired (“PCI”) loans, was comprised of $872.0 million related to land and construction, $894.8 million related to office buildings loans, $951.5 million related to retail loans, $883.0 million related to industrial use, $915.6 million related to multi-family loans and $1.9 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of December 31, 2017, the Company had approximately $22.0 million of non-performing commercial real estate loans representing approximately 0.34% of the total commercial real estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest), excluding covered loans, were $90.2 million (of which $22.0 million, or 24%, was related to commercial real estate) at December 31, 2017, an increase of $2.7 million compared to December 31, 2016. Non-performing loans as a percentage of total loans, excluding covered loans, were 0.42% at December 31, 2017 compared to 0.44% at December 31, 2016.

•
The Company’s other real estate owned, excluding covered other real estate owned, increased by $364,000, to $40.6 million during 2017, from $40.3 million at December 31, 2016. The increase in other real estate owned is primarily a result of $2.9 million of other real estate owned reclassified from covered assets as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017. The $40.6 million of other real estate owned as of December 31, 2017 was comprised of $30.9 million of commercial real estate property, $7.5 million of residential real estate property and $2.2 million of residential real estate development property.

During 2017, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities.

Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. The Company has restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2017, approximately $49.8 million in loans had terms modified representing troubled debt restructurings (“TDRs”), with $39.7 million of these TDRs continuing in accruing status. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K for additional discussion of TDRs.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $3.0 million and $4.2 million at December 31, 2017 and 2016, respectively.

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

Funding mix and related costs. The most significant source of funding in community banking is core deposits, which are comprised of non-interest bearing deposits, non-brokered interest-bearing transaction accounts, savings deposits and domestic time deposits. Our branch network is the principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Community banking profitability has been bolstered in recent years as the Company funded strong loan growth with a more desirable blend of funds. Additionally, non-interest bearing deposits have grown as a result of the Company's commercial banking initiative and fixed term certificates of deposits have become a smaller percentage of the overall funding mix.

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

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized a decrease of $15.3 million in mortgage banking revenue in 2017 compared to 2016 as a result of lower origination volumes in 2017. Mortgage originations totaled $3.7 billion and $4.4 billion in 2017 and 2016, respectively.

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

In determining the timing of the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. While expansion activity from 2007 through 2009 had been at a level below earlier periods in our history, we resumed the formation of additional branches and acquisitions of additional banks starting in 2010. See discussion of 2017 and 2016 acquisition activity in the “Recent Acquisition Transactions” section below.

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

Financing of Commercial Insurance Premiums

The primary driver of profitability related to the financing of commercial insurance premiums is the net interest spread that FIRST Insurance Funding and FIFC Canada can produce between the yields on the loans generated and the cost of funds allocated to the business unit. The commercial insurance premium finance business is a competitive industry and yields on loans are influenced by the market rates offered by our competitors. The majority of loans originated by FIRST Insurance Funding are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments. We fund these loans primarily through our deposits, the cost of which is influenced by competitors in the retail banking markets in our market area.

Financing of Life Insurance Premiums

The primary driver of profitability related to the financing of life insurance premiums is the net interest spread that Wintrust Life Finance can produce between the yields on the loans generated and the cost of funds allocated to the business unit. Profitability of financing both commercial and life insurance premiums is also meaningfully impacted by leveraging information technology systems, maintaining operational efficiency and increasing average loan size, each of which allows us to expand our loan volume without significant capital investment.

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

Financial Regulatory Reform

Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. The current presidential administration has issued an executive order that sets forth principles for the reform of the federal financial regulatory framework, and the majority in Congress has also suggested an agenda for financial regulatory change. It is too early to assess whether there will be any major changes in the regulatory environment or only a rebalancing of the post financial crisis framework. The Company expects that its business will remain subject to extensive regulation and supervision.

The exact impact of the changing regulatory environment on our business and operations depends upon the final implementing regulations under the Dodd-Frank Act that have not yet been adopted or become fully effective, any legislative or regulatory changes to reform the financial regulatory framework, and the actions of our competitors, customers, and other market participants. However, the changes mandated by the Dodd-Frank Act, as well as other possible legislative and regulatory changes, generally could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs and compliance obligations on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses and our earnings’ capabilities. We have already experienced significant increases in compliance related costs in recent years, and we are now subject to more stringent risk-based capital and leverage ratio requirements than we were prior to the adoption of the U.S. Basel III Rule. We will continue to monitor the impact that the implementation of applicable rules, regulations and policies arising out of the Dodd-Frank Act and any legislative or regulatory changes to reform the financial regulatory framework will have on our organization.

Recent Rules Regarding Mortgage Origination and Servicing

The CFPB has promulgated many mortgage-related final rules since it was established under the Dodd-Frank Act, including regulations related to mortgage origination and servicing practices. Among other things, these regulations require mortgage lenders to assess and verify borrowers' “ability to repay” and establish a category of “qualified mortgages” that are presumed to comply with this requirement. The Dodd-Frank Act and CFPB regulations establish enhanced liability for the mortgage lender, as well as assignees, with respect to mortgages that do not meet the criteria to be a “qualified mortgage” as defined under the relevant rule and for which the mortgage lender has not otherwise assessed and verified the borrower’s ability to repay the mortgage. CFPB regulations also cover compensation of loan officers and brokers, escrow accounts for payment of taxes and insurance, mortgage billing statements, force-placed insurance, servicing practices with respect to delinquent borrowers and loss mitigation procedures, and Home Mortgage Disclosure Act requirements. We have centralized our mortgage origination and servicing operations within the Wintrust Mortgage division of Barrington Bank and have implemented compliance programs for each of these new requirements as applicable to our business. In addition to changes in applicable laws and regulations, mortgage lending and servicing, and consumer protection laws and regulations more generally, have been an area of increased supervisory and enforcement focus over the past several years. For further discussion of the rules related to mortgage origination and servicing applicable to us and our subsidiary banks, see “Business - Supervision and Regulation.”

Proposals have been made to amend some of the consumer protection statutes and implementing regulations to which our mortgage business is subject, and additional proposals may be made or final amendments adopted in 2018 or beyond. In addition, proposals to reform the residential mortgage market may include changes to the operations of Fannie Mae and Freddie Mac (including potential winding down of their operations), and reduction of mortgage loan products available in Federal Housing Administration programs. Changes to consumer protection laws or regulations, including regulations promulgated by the CFPB, or to the structure of the residential mortgage market could affect our business, but the likelihood, timing and scope of any such changes and the impact any such change may have on us cannot be determined with any certainty.

Developments Related to Capital

Under the U.S. Basel III Rule, we and our subsidiary banks are required to maintain minimum risk-based capital ratios and minimum leverage ratios that are higher than the previously applicable ratios. In addition, we and our subsidiary banks now must maintain a minimum Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The risk-based capital ratios and leverage ratio our subsidiary banks must maintain to be considered well-capitalized have also increased. The phase-in periods for the U.S. Basel III Rule applicable to us and our subsidiary banks commenced on January 1, 2016 and generally extend until 2019. We believe that we will continue to exceed all well-capitalized regulatory requirements and the Capital Conservation Buffer on a fully phased-in basis. We are also required to conduct annual company-run stress tests, though none of our subsidiary banks meet the asset threshold that would cause them to be subject to stress testing requirements.

On November 21, 2017, the federal banking agencies issued a final rule that, for certain bank holding companies and banks, including us and our subsidiary banks, delayed the last phase of the U.S. Basel III Rule’s transition provisions relating to capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital, until a revised rule is finalized. On September 26, 2017, the federal banking agencies issued a proposed rule that, for certain bank holding companies and banks, including us and our subsidiary banks, would simplify these regulatory capital deductions and limitations. Additionally, Congress is considering a bill that would, among other things, raise the threshold at which the company-run stress test requirements would apply from $10 billion in total consolidated assets to $250 billion in total consolidated assets, which would exempt us from these requirements. It is too early to tell whether this bill will become law. For further discussion of the capital and stress test rules applicable to us and our subsidiary banks, see “Business - Supervision and Regulation.”

Recent Acquisition Transactions

Acquisition of American Homestead Mortgage, LLC

On February 14, 2017, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of American Homestead Mortgage, LLC ("AHM"), in a business combination. AHM is located in Montana's Flathead Valley and originated approximately $55 million of residential mortgage loans in 2016.

Acquisition of First Community Financial Corporation

On November 18, 2016, the Company completed its acquisition of First Community Financial Corporation (“FCFC”). FCFC was the parent company of First Community Bank. First Community Bank was merged into the Company's wholly-owned subsidiary St. Charles Bank. In addition to two banking locations in Elgin, Illinois, the Company acquired approximately $187.3 million in assets, including $79.5 million of loans, and assumed approximately $150.3 million in deposits.

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

Acquisition of Delavan Bancshares, Inc.

On January 16, 2015 the Company completed its acquisition of Delavan Bancshares, Inc. ("Delavan"). Delavan was the parent company of Community Bank CBD. Community Bank CBD was merged into the Company's wholly-owned subsidiary Town Bank. In addition to the banking facilities, the Company acquired approximately $224.1 million of assets, including $128.0 million of loans and assumed approximately $170.2 million of deposits.

Other Completed Transactions

Termination of Loss Share Agreements

On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. Under the terms of the agreements, the Company made a net payment of $15.2 million to the FDIC as consideration for the early termination of the loss share agreements. The Company recorded a pre-tax gain of approximately $0.4 million to write off the remaining loss share asset, relieve the claw-back liability and recognize the payment to the FDIC.

Mandatory Conversion of Series C Preferred Stock

On April 27, 2017, the Company caused a mandatory conversion of its remaining 124,184 shares of 5.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series C (the "Series C Preferred Stock") (issued in March 2012) into 3,069,828 shares of the Company's common stock at a conversion rate of 24.72 shares of common stock per share of Series C Preferred Stock. Cash was paid in lieu of fractional shares for an amount considered insignificant.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required or elected to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions.

A summary of the Company’s significant accounting policies is presented in Note 1 to the Consolidated Financial Statements in Item 8. These policies, along with the disclosures presented in the other financial statement notes and in this Management’s Discussion and Analysis section, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available.

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

Impairment Testing of Goodwill

The Company performs impairment testing of goodwill for each of its reporting units on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. Using a qualitative approach, the Company reviews any recent events or circumstances that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These events and circumstances include the performance of the Company, the condition of the related industry in which the reporting unit operates and general economic environment and other factors. If the Company determines it is not more likely than not that there is impairment based on an evaluation of these events and circumstances, the Company may forgo the two-step quantitative approach.

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

As of December 31, 2017, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2017 goodwill impairment testing, no goodwill impairment was indicated for any of the reporting units on their respective annual testing dates.

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

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on a quarterly basis, if business events or circumstances warrant. Additionally, any enactment of new tax rates such as the enactment of the Tax Act in December 2017 requires the Company to re-measure its existing deferred tax assets and liabilities to reflect the new tax rate, with such adjustments recognized in current year earnings.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 157 offices at the end of 2017. FIRST Insurance Funding and Wintrust Life Finance have matured into separate divisions that generated, on a national basis, $6.5 billion in total premium finance receivables in 2017 within the United States. FIFC Canada, acquired in 2012, originated $625.3 million in Canadian commercial premium finance receivables in 2017. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2017, totaled $257.7 million, or $4.40 per diluted common share, compared to $206.9 million, or $3.66 per diluted common share, in 2016, and $156.7 million, or $2.93 per diluted common share, in 2015. During 2017, net income increased by $50.8 million and earnings per diluted common share increased by $0.74. During 2016, net income increased by $50.1 million and earnings per diluted common share decreased by $0.73. Net income increased in 2017 as compared to 2016 primarily as a result of an increase in net interest income driven by growth in earning assets and an improvement in net interest margin and an increase in operating lease income, partially offset by lower mortgage banking revenue and increased salary and employee benefits and operating lease equipment depreciation. Net income increased in 2016 as compared to 2015 primarily as a result of an increase in net interest income driven by growth in earning assets, an increase in mortgage banking revenues and operating lease income, partially offset by increased salary and employee benefits and operating lease equipment depreciation.

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

Net interest income in 2017 totaled $832.1 million, up from $722.2 million in 2016 and $641.5 million in 2015, representing an increase of $109.9 million, or 15%, in 2017 and an increase of $80.7 million, or 13%, in 2016. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2017 and 2016. Average earning assets increased $2.1 billion, or 9%, in 2017 and $3.1 billion, or 16%, in 2016. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans, excluding covered loans, increased $2.2 billion, or 12%, in 2017 and $2.6 billion, or 16%, in 2016. Total average loans, excluding covered loans, as a percentage of total average earning assets were 86%, 84% and 84% in 2017, 2016 and 2015, respectively. The average yield on loans, excluding covered loans, was 4.19% in 2017, 3.96% in 2016 and 4.01% in 2015, reflecting an increase of 23 basis points in 2017 and a decrease of five basis points in 2016. The higher loan yields in 2017 compared to 2016 is primarily a result of the rising interest rate environment. The average yield on liquidity management assets was 2.28% in 2017, 2.08% in 2016 and 2.30% in 2015, reflecting an increase of 20 basis points in 2017 and a decrease of 22 basis points in 2016. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 0.52% in 2017, 0.40% in 2016 and 0.37% in 2015, representing an increase of 12 basis points in 2017 and an increase of three basis points in 2016. The higher level of interest bearing deposits rates in 2017 compared to 2016 is primarily due to upward re-pricing of retail deposits as a result of rising interest rates. As a result of the above, net interest margin increased to 3.41% (3.44% on a fully tax-equivalent basis) in 2017 compared to 3.24% (3.26% on a fully tax-equivalent basis) in 2016.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2017, 2016 and 2015. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with discussion of the financial condition and results of operations of the Company.

	Average Balance for the year ended December 31,			Interest for the year ended December 31,			Yield/Rate for the year ended December 31,
(Dollars in thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Assets
Interest bearing deposits with banks	$854,534	$822,361	$524,163	$9,252	$4,236	$1,486	1.08%	0.52%	0.28%
Investment securities	2,590,260	2,611,909	2,371,930	67,028	65,668	64,227	2.59	2.51	2.71
FHLB and FRB stock	89,333	120,726	90,004	4,370	4,287	3,232	4.89	3.55	3.59
Federal funds sold and securities purchased under resale agreements	1,486	7,484	6,409	2	4	4	0.08	0.06	0.05
Total liquidity management assets (1) (6)	$3,535,613	$3,562,480	$2,992,506	$80,652	$74,195	$68,949	2.28%	2.08%	2.30%
Other earning assets (1) (2) (6)	25,951	28,992	30,161	662	931	962	2.55	3.21	3.19
Loans, net of unearned income (1) (3) (6)	20,788,946	18,628,261	16,022,371	870,390	737,694	641,917	4.19	3.96	4.01
Covered loans	40,665	102,948	186,427	2,251	5,589	11,345	5.54	5.43	6.09
Total earning assets (6)	$24,391,175	$22,322,681	$19,231,465	$953,955	$818,409	$723,173	3.91%	3.67%	3.76%
Allowance for loan and covered loan losses	(133,432)	(118,229)	(103,459)
Cash and due from banks	239,638	248,507	249,488
Other assets	1,872,321	1,839,272	1,622,343
Total assets	$26,369,702	$24,292,231	$20,999,837
Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW and interest bearing demand deposits	$2,402,254	$2,438,052	$2,246,451	$5,027	$4,014	$3,159	0.21%	0.16%	0.14%
Wealth management deposits	2,125,177	1,877,020	1,456,289	13,952	8,206	3,702	0.66	0.44	0.25
Money market accounts	4,482,137	4,343,332	3,888,781	12,588	9,254	7,961	0.28	0.21	0.20
Savings accounts	2,471,663	1,887,748	1,610,603	7,715	3,313	2,415	0.31	0.18	0.15
Time deposits	4,423,067	4,074,734	4,069,180	44,044	33,622	31,626	1.00	0.83	0.78
Total interest bearing deposits	$15,904,298	$14,620,886	$13,271,304	$83,326	$58,409	$48,863	0.52%	0.40%	0.37%
FHLB advances	380,412	653,529	380,935	8,798	10,886	9,110	2.31	1.67	2.39
Other borrowings	255,136	248,753	232,895	5,370	4,355	3,627	2.10	1.75	1.56
Subordinated notes	139,022	138,912	138,812	7,116	7,111	7,105	5.12	5.12	5.12
Junior subordinated notes	253,566	254,591	258,203	9,782	9,503	8,230	3.81	3.67	3.14
Total interest-bearing liabilities	$16,932,434	$15,916,671	$14,282,149	$114,392	$90,264	$76,935	0.67%	0.57%	0.54%
Non-interest bearing deposits	6,182,048	5,409,923	4,144,378
Other liabilities	413,139	415,708	340,321
Equity	2,842,081	2,549,929	2,232,989
Total liabilities and shareholders’ equity	$26,369,702	$24,292,231	$20,999,837
Interest rate spread (4) (6)							3.24%	3.10%	3.22%
Less: Fully tax-equivalent adjustment				$(7,487)	$(5,952)	$(4,709)	(0.03)	(0.02)	(0.02)
Net free funds/contribution (5)	$7,458,741	$6,406,010	$4,949,316				0.20	0.16	0.14
Net interest income/margin (6) (GAAP)				$832,076	$722,193	$641,529	3.41%	3.24%	3.34%
Fully tax-equivalent adjustment				$7,487	$5,952	$4,709	0.03	0.02	0.02
Net interest income/margin (6) - FTE				$839,563	$728,145	$646,238	3.44	3.26	3.36

(1)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate of 35%. The total adjustments for the years ended December 31, 2017, 2016 and 2015 were $7.5 million, $6.0 million and $4.7 million, respectively.

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

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2017 Compared to 2016			2016 Compared to 2015
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks	$4,855	$161	$5,016	$1,619	$1,131	$2,750
Investment securities	1,925	(648)	1,277	(4,943)	5,975	1,032
FHLB and FRB stock	1,373	(1,290)	83	(37)	1,092	1,055
Federal funds sold and securities purchased under resale agreements	2	(4)	(2)	—	—	—
Total liquidity management assets	$8,155	$(1,781)	$6,374	$(3,361)	$8,198	$4,837
Other earning assets	(154)	(89)	(243)	20	(34)	(14)
Loans, net of unearned income	43,354	87,864	131,218	(8,167)	103,093	94,926
Covered loans	108	(3,446)	(3,338)	(1,123)	(4,633)	(5,756)
Total interest income	$51,463	$82,548	$134,011	$(12,631)	$106,624	$93,993

Interest Expense:
Deposits — interest bearing:
NOW and interest bearing demand deposits	$1,050	$(37)	$1,013	$369	$486	$855
Wealth management deposits	3,169	2,577	5,746	2,197	2,307	4,504
Money market accounts	3,075	259	3,334	333	960	1,293
Savings accounts	3,157	1,245	4,402	444	454	898
Time deposits	7,516	2,906	10,422	2,097	(101)	1,996
Total interest expense — deposits	$17,967	$6,950	$24,917	$5,440	$4,106	$9,546
FHLB advances	3,379	(5,467)	(2,088)	(3,361)	5,137	1,776
Other borrowings	911	104	1,015	127	601	728
Subordinated notes	—	5	5	(2)	8	6
Junior subordinated notes	342	(63)	279	1,364	(91)	1,273
Total interest expense	$22,599	$1,529	$24,128	$3,568	$9,761	$13,329
Net interest income (GAAP)	$28,864	81,019	109,883	$(16,199)	96,863	80,664
Fully tax-equivalent adjustment	$1,265	$270	$1,535	$624	$619	$1,243
Net interest income - FTE	$30,129	$81,289	$111,418	$(15,575)	$97,482	$81,907

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

Non-Interest Income

The following table presents non-interest income by category for 2017, 2016 and 2015:

	Years ended December 31,			2017 compared to 2016		2016 compared to 2015
(Dollars in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Brokerage	$22,863	$25,519	$27,030	$(2,656)	(10)%	$(1,511)	(6)%
Trust and asset management	58,903	50,499	46,422	8,404	17	4,077	9
Total wealth management	$81,766	$76,018	$73,452	$5,748	8%	$2,566	3%
Mortgage banking	113,472	128,743	115,011	(15,271)	(12)	13,732	12
Service charges on deposit accounts	34,513	31,210	27,384	3,303	11	3,826	14
Gains on investment securities	45	7,645	323	(7,600)	(99)	7,322	NM
Fees from covered call options	4,402	11,470	15,364	(7,068)	(62)	(3,894)	(25)
Trading (losses) gains, net	(845)	91	(247)	(936)	NM	338	NM
Operating lease income, net	29,646	16,441	2,728	13,205	80	13,713	NM
Other:
Interest rate swap fees	7,379	12,024	9,487	(4,645)	(39)	2,537	27
BOLI	3,524	3,594	4,622	(70)	(2)	(1,028)	(22)
Administrative services	4,165	4,409	4,252	(244)	(6)	157	4
Gain on extinguishment of debt	—	3,588	—	(3,588)	(100)	3,588	NM
Early pay-offs of leases	1,228	728	—	500	69	728	—
Miscellaneous	40,211	29,469	19,221	10,742	36	10,248	53
Total Other	$56,507	$53,812	$37,582	$2,695	5%	$16,230	43%
Total Non-Interest Income	$319,506	$325,430	$271,597	$(5,924)	(2)%	$53,833	20%
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.

Brokerage revenue is directly impacted by trading volumes. In 2017, brokerage revenue totaled $22.9 million, reflecting a decrease of $2.7 million, or 10%, compared to 2016. In 2016, brokerage revenue totaled $25.5 million, reflecting a decrease of $1.5 million, or 6%, compared to 2015. The decrease in brokerage revenue during 2017 compared to 2016 can be attributed to decreased customer trading activity.

Trust and asset management revenue totaled $58.9 million in 2017, an increase of $8.4 million, or 17%, compared to 2016. Trust and asset management revenue totaled $50.5 million in 2016, an increase of $4.1 million, or 9%, compared to 2015. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Higher asset levels from new customers and new financial advisors along with market appreciation helped drive revenue growth in 2017 compared to 2016 and 2016 compared to 2015.

Mortgage banking revenue totaled $113.5 million in 2017, $128.7 million in 2016, and $115.0 million in 2015, reflecting a decrease of $15.3 million, or 12%, in 2017, and an increase of $13.7 million, or 12%, in 2016. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated or purchased for sale were $3.7 billion in 2017 compared to $4.4 billion in 2016, and $3.9 billion in 2015. The decrease in volume is the result of fewer purchases and loan refinancings due to a more favorable mortgage banking environment during 2016. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Retail originations	$3,142,824	$4,020,788	$3,647,018
Correspondent originations	549,261	365,551	256,759
(A) Total originations	$3,692,085	$4,386,339	$3,903,777

Purchases as a percentage of originations	75%	58%	61%
Refinances as a percentage of originations	25	42	39
Total	100%	100%	100%

(B) Production revenue (1)	$90,458	$113,360	$112,683
Production margin (B/A)	2.45%	2.58%	2.89%

(C) Loans serviced for others	$2,929,133	$1,784,760	$939,819
(D) MSRs, at fair value	33,676	19,103	9,092
Percentage of MSRs to loans serviced for others (D/C)	1.15%	1.07%	0.97%

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

Service charges on deposit accounts totaled $34.5 million in 2017, $31.2 million in 2016 and $27.4 million in 2015, reflecting an increase of 11% in 2017 and 14% in 2016. The increase in recent years is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.

The Company recognized $45,000, $7.6 million and $323,000 in net gains on investment securities in 2017, 2016 and 2015, respectively. The Company did not recognize any other-than-temporary impairment charges in 2017, 2016 and 2015.

Fees from covered call option transactions totaled $4.4 million in 2017, $11.5 million in 2016 and $15.4 million in 2015. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased primarily as a result of selling call options against a smaller volume of underlying securities resulting in lower premiums received by the Company in 2017 compared to 2016 and 2015. There were no outstanding call option contracts at December 31, 2017, December 31, 2016 or December 31, 2015.

The Company recognized $845,000 of trading losses in 2017 compared to trading gains of $91,000 in 2016 and trading losses of $247,000 in 2015. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges.

Operating lease income totaled $29.6 million in 2017 compared to $16.4 million in 2016 and $2.7 million in 2015. The increase in 2017 and 2016 is primarily related to growth in business from the Company's leasing divisions.

Interest rate swap fee revenue totaled $7.4 million in 2017, $12.0 million in 2016 and $9.5 million in 2015. Swap fee revenues result from interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates. The fluctuations in swap fee revenue in 2017 and 2016 primarily results from fluctuations in interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.

Bank owned life insurance (“BOLI”) generated non-interest income of $3.5 million in 2017, $3.6 million in 2016 and $4.6 million in 2015. This income typically represents adjustments to the cash surrender value of BOLI policies. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements.

The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $145.9 million at December 31, 2017 and $141.6 million at December 31, 2016, and is included in other assets.

Administrative services revenue generated by Tricom was $4.2 million in 2017, $4.4 million in 2016 and $4.3 million in 2015. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category.

The $3.6 million net gain on extinguishment of debt in 2016 was the result of the extinguishment of $15.0 million of junior subordinated debentures that resulted in a $4.3 million gain, partially offset by a $717,000 loss as a result of the prepayment of $262.4 million of FHLB advances.

The Company realized gains of $1.2 million and $728,000 in 2017 and 2016, respectively, representing gains realized from the early pay-off of leases originated and managed by the Company's leasing division.

Miscellaneous other non-interest income totaled $40.2 million in 2017, $29.5 million in 2016 and $19.2 million in 2015. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. The increase in miscellaneous other income for 2017 compared to 2016 primarily resulted from increased fees from loan syndications and higher accretion recognized on loss-share assets. The increase in miscellaneous other income for 2016 compared to 2015 primarily resulted from a $2.4 million positive foreign currency re-measurement adjustment related to the company's Canadian subsidiary, lower losses on sales of assets and $2.6 million in higher commitment fees.

Non-Interest Expense

The following table presents non-interest expense by category for 2017, 2016 and 2015:

	Years ended December 31,			2017 compared to 2016		2016 compared to 2015
(Dollars in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$226,151	$210,623	$197,475	$15,528	7%	$13,148	7%
Commissions and incentive compensation	133,511	128,390	120,138	5,121	4	8,252	7
Benefits	70,416	66,145	64,467	4,271	6	1,678	3
Total salaries and employee benefits	$430,078	$405,158	$382,080	$24,920	6%	$23,078	6%
Equipment	38,358	37,055	32,889	1,303	4	4,166	13
Operating lease equipment depreciation	24,107	13,259	1,749	10,848	82	11,510	NM
Occupancy, net	52,920	50,912	48,880	2,008	4	2,032	4
Data processing	31,495	28,776	26,940	2,719	9	1,836	7
Advertising and marketing	30,830	24,776	21,924	6,054	24	2,852	13
Professional fees	27,835	20,411	18,225	7,424	36	2,186	12
Amortization of other intangible assets	4,401	4,789	4,621	(388)	(8)	168	4
FDIC insurance	16,231	16,065	12,386	166	1	3,679	30
OREO expenses, net	3,593	5,187	4,483	(1,594)	(31)	704	16
Other:
Commissions — 3rd party brokers	4,178	5,161	5,474	(983)	(19)	(313)	(6)
Postage	6,763	7,184	7,030	(421)	(6)	154	2
Miscellaneous	61,028	62,952	61,738	(1,924)	(3)	1,214	2
Total other	$71,969	$75,297	$74,242	$(3,328)	(4)%	$1,055	1%
Total Non-Interest Expense	$731,817	$681,685	$628,419	$50,132	7%	$53,266	8%
NM—Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 59% of the total in 2017 compared to 59% of the total in 2016 and 61% of the total 2015. For the year ended December 31, 2017, salaries and employee benefits totaled $430.1 million and increased $24.9 million, or 6%, compared to 2016. This increase can be attributed to a $15.5 million increase in salaries resulting from annual salary increases and larger staffing as the Company grows and a $5.1 million increase in commissions and incentive compensation primarily attributable to the Company's long-term incentive program. For the year ended December 31, 2016, salaries and employee benefits totaled $405.2 million and increased $23.1 million, or 6%, compared to 2015. This increase can be attributed to a $13.1 million increase in salaries resulting from annual salary increases, additional employees from various acquisitions and larger staffing as the Company grows, an $8.3 million increase in commissions and incentive compensation primarily attributable to higher expenses on variable pay based arrangements and an $1.7 million increase in employee benefits primarily due to higher insurance costs.

Equipment expense totaled $38.4 million in 2017, $37.1 million in 2016 and $32.9 million in 2015, reflecting an increase of 4% in 2017 and an increase of 13% in 2016. The increase in equipment expense in 2017 and 2016 was primarily related to increased software license fees and higher depreciation as a result of equipment purchases. Equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Operating lease equipment depreciation expense totaled $24.1 million in 2017, $13.3 million in 2016 and $1.7 million in 2015. The increases in 2017 compared to 2016 and 2016 compared to 2015 were primarily related to growth in business from the Company's leasing divisions.

Occupancy expense for the years 2017, 2016 and 2015 was $52.9 million, $50.9 million and $48.9 million, respectively, reflecting increases of 4% in 2017 and 4% in 2016. The increase in 2017 was primarily the result of increased depreciation on owned locations as well as higher maintenance and repairs. Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses totaled $31.5 million in 2017, $28.8 million in 2016 and $26.9 million in 2015, representing an increase of 9% in 2017 and an increase of 7% in 2016. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to bank acquisition transactions. The increase in both periods was primarily due to continued growth in the Company during the period.

Advertising and marketing expenses totaled $30.8 million for 2017, $24.8 million for 2016 and $21.9 million for 2015. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The increase in 2017 and 2016 was primarily due to expenses for community-related advertisements and sponsorships . The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2017, 2016 and 2015, the Company incurred increased advertising and marketing costs to increase Wintrust's name recognition associated with the overall goal of becoming “Chicago's Bank” and “Wisconsin's Bank.”

Professional fees totaled $27.8 million in 2017, $20.4 million in 2016 and $18.2 million in 2015. The increase in 2017 as compared to 2016 related primarily to higher consulting fees related to continued investment in various areas of the Company including technology and an enhanced customer experience as well as higher legal fees. The increase in 2016 as compared to 2015 related primarily to increased legal fees incurred in connection with acquisitions and additional consulting services. Professional fees include legal, audit and tax fees, external loan review costs and regulatory exam assessments.

FDIC insurance totaled $16.2 million for 2017, $16.1 million for 2016 and $12.4 million for 2015. The increase in 2016 as compared to 2015 was primarily the result of an increased assessment base due to the Company's asset growth during 2016 as well as higher assessment rates and the change in FDIC assessment methodology in the fourth quarter of 2016.

OREO expense was $3.6 million in 2017, $5.2 million in 2016, and $4.5 million in 2015. The decrease in 2017 compared to 2016 was primarily the result of fewer negative valuation adjustments of OREO properties and lower expenses to maintain OREO properties. OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.

Miscellaneous non-interest expense decreased $1.9 million, or 3%, in 2017 compared to 2016 and increased $1.2 million, or 2%, in 2016 compared to 2015. Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone and communication, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $132.3 million in 2017 compared to $125.0 million in 2016 and $95.0 million in 2015. The effective tax rates were 33.9% in 2017 and 37.7% in 2016 and 2015. The lower effective tax rate for the year ended 2017 compared to the years ended 2016 and 2015 was primarily due to a $7.6 million income tax benefit related to the enactment of the Tax Act. The enactment of the Tax Act in 2017, which reduced the statutory federal income tax rate for corporations from 35% to 21% effective January 1, 2018, required the Company to re-measure its existing net deferred tax liabilities at year end to reflect the new tax rate, which resulted in a $10.5 million net tax benefit. This net tax benefit was partially offset by a $2.9 million one-time tax pursuant to the Tax Act on a deemed repatriation of unremitted earnings on our Canadian subsidiary. Additionally, the lower effective tax rate for the year ended 2017 as compared to the years ended 2016 and 2015 was due to recording $6.2 million of excess tax benefits related to the adoption of new accounting rules for income taxes attributed to share-based compensation that became effective on January 1, 2017. In years prior to 2017, these excess tax benefits on share-based compensation were recorded directly to the Company's shareholders' equity. Approximately $3.4 million of the excess tax benefits were recorded in the first quarter of 2017. Excess tax benefits are expected to be higher in the first quarter of each year when the majority of the Company's share-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards. Please refer to Note 16 to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company's tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company's actual tax expense.

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

The community banking segment’s net interest income for the year ended December 31, 2017 totaled $677.5 million as compared to $588.8 million for the same period in 2016, an increase of $88.6 million, or 15%, and the segment’s net interest income in 2016 compared to 2015 increased $65.7 million or 13%. The increase in 2017 compared to 2016 was primarily attributable to growth in earning assets and higher net interest margin. The increase in 2016 compared to 2015 was primarily attributable to growth in earning assets including those acquired in bank acquisitions. The community banking segment's provision for credit losses totaled $27.1 million in 2017 compared to $30.9 million in 2016 and $29.7 million in 2015. The provision for credit losses decreased in 2017 compared to 2016 due to improved credit quality metrics, partially offset by an increase in loans, excluding covered loans, during 2017. The provision for credit losses increased in 2016 compared to 2015 primarily as a result of an increase in loans, excluding covered loans, during 2016. Non-interest income for the community banking segment decreased $19.1 million, or 8%, in 2017 when compared to 2016 and increased $39.2 million, or 20%, in 2016 when compared to 2015. The decrease in 2017 compared to 2016 was primarily attributable to a decrease in mortgage banking revenue, lower gains realized on sales of investment securities and lower fees from covered call options. The increase in 2016 compared to 2015 was primarily attributable to higher mortgage banking revenues from higher originations as a result of the favorable mortgage environment. The community banking segment’s net income for the year ended December 31, 2017 totaled $174.8 million, an increase of $30.2 million, compared to net income of $144.7 million in 2016. Net income for the year ended December 31, 2016 of $144.7 million was an increase of $42.7 million as compared to net income in 2015 of $101.9 million.

The specialty finance segment’s net interest income totaled $118.3 million for the year ended December 31, 2017, compared to $98.2 million in the same period of 2016, an increase of $20.1 million, or 20%. The specialty finance segment’s net interest income for the year ended December 31, 2016 increased $13.0 million, or 15%, from $85.3 million in 2015. The increase in 2017 compared to 2016 was primarily attributable to growth in average loans and higher yields on the premium finance receivables portfolios. The increase in 2016 compared to 2015 was primarily attributable to growth in average loans. The specialty finance segment's provision for credit losses totaled $2.7 million in 2017 compared to $3.2 million in 2016 and 2015. The provision for credit losses decreased in 2017 compared to 2016 and 2015 primarily due to improved credit quality metrics, including reduced levels of nonperforming loans. The specialty finance segment’s non-interest income totaled $60.4 million for the year ended December 31, 2017 compared to $49.7 million in 2016 and $33.6 million in 2015. The increase in non-interest income in 2017 is primarily a result of higher originations and increased balances related to the premium finance portfolio and growth in business from the Company's leasing division. For 2017, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 42%, 35%, 17% and 6%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $65.7 million, $48.8 million and $42.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The wealth management segment reported net interest income of $18.9 million for 2017, $18.6 million for 2016 and $17.0 million for 2015. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $992.0 million, $1.0 billion and $890.6 million in 2017, 2016 and 2015, respectively. This segment recorded non-interest income of $84.3 million for 2017 as compared to $78.5 million for 2016 and $75.5 million for 2015. This increase is primarily due to growth in assets from new and existing customers and market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $17.2 million for 2017 compared to $13.4 million for 2016 and $12.7 million for 2015.

ANALYSIS OF FINANCIAL CONDITION

Total assets were $27.9 billion at December 31, 2017, representing an increase of $2.2 billion, or 9%, when compared to December 31, 2016. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $24.4 billion at December 31, 2017 and $22.5 billion at December 31, 2016. See Notes 3, 4, and 10 through 14 of the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Loans:
Commercial	$6,241,253	26%	$5,268,454	24%	$4,250,698	22%
Commercial real estate	6,363,002	26	5,835,480	26	4,990,657	26
Home equity	691,629	3	759,615	3	749,760	4
Residential real estate (1)	1,083,010	4	1,065,676	5	899,039	5
Premium finance receivables	6,281,896	26	5,563,139	25	4,973,095	26
Other loans	128,156	1	135,897	1	159,122	1
Total loans, net of unearned income(2) excluding covered loans	$20,788,946	86%	$18,628,261	84%	$16,022,371	84%
Covered loans	40,665	—	102,948	—	186,427	1
Total average loans (2)	$20,829,611	86%	$18,731,209	84%	$16,208,798	85%
Liquidity management assets (3)	$3,535,613	14%	$3,562,480	16%	$2,992,506	15%
Other earning assets (4)	25,951	—	28,992	—	30,161	—
Total average earning assets	$24,391,175	100%	$22,322,681	100%	$19,231,465	100%
Total average assets	$26,369,702		$24,292,231		$21,009,773
Total average earning assets to total average assets		92%		92%		92%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average earning assets increased $2.1 billion, or 9%, in 2017 and $3.1 billion, or 16%, in 2016. Average earning assets comprised 92% of average total assets in 2017, 2016, and 2015.

Loans. Average total loans, net of unearned income, totaled $20.8 billion and increased $2.1 billion, or 11%, in 2017 and $2.5 billion, or 16%, in 2016. Average commercial loans totaled $6.2 billion in 2017, and increased $972.8 million, or 18%, over the average balance in 2016, while average commercial real estate loans totaled $6.4 billion in 2017, increasing $527.5 million, or 9%, since 2016. From 2015 to 2016, average commercial loans increased $1.0 billion, or 24%, while average commercial real estate loans increased by $844.8 million, or 17%. Combined, these categories comprised 61% of the average loan portfolio in 2017 and 59% in 2016. The growth realized in these categories for 2017 and 2016 is primarily attributable to increased business development efforts.

Home equity loans averaged $691.6 million in 2017, and decreased $68.0 million, or 9%, when compared to the average balance in 2016. Home equity loans averaged $759.6 million in 2016, and increased $9.9 million, or 1%, when compared to the average balance in 2015. Unused commitments on home equity lines of credit totaled $826.5 million at December 31, 2017 and $836.2 million at December 31, 2016. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $1.1 billion in 2017, and increased $17.3 million, or 2%, from the average balance in 2016. In 2016, residential real estate loans averaged $1.1 billion, and increased $166.6 million, or 19%, from the average balance in 2015. The residential real estate loan category includes mortgage loans held-for-sale. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Average premium finance receivables totaled $6.3 billion in 2017, and accounted for 30% of the Company’s average total loans. In 2017, average premium finance receivables increased $718.8 million, or 13%, compared to 2016. In 2016, average premium finance receivables increased $590.0 million, or 12%, from the average balance of $5.0 billion in 2015. The increase during 2017 and 2016 was the result of continued originations within the portfolio due to effective marketing and customer servicing. Approximately $7.1 billion of premium finance receivables were originated in 2017 compared to approximately $6.8 billion in 2016.

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

Covered loans averaged $40.7 million in 2017, and decreased $62.3 million, or 60%, when compared to 2016. In 2016, average covered loans totaled $102.9 million and decreased $83.5 million, or 45%, from 2015. Covered loans represented loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans were subject to loss sharing agreements with the FDIC. The FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. The Company will be solely responsible for all future charge-offs, recoveries, gains, losses and expenses related to the previously covered assets as the FDIC will no longer share in those amounts. See Note 7, “Business Combinations,” for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 14%, 16% and 16% of total average earning assets in 2017, 2016 and 2015, respectively. Average liquidity management assets decreased $26.9 million in 2017 compared to 2016, and increased $570.0 million in 2016 compared to 2015. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.

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

Deposits and Other Funding Sources

Total deposits at December 31, 2017, were $23.2 billion, increasing $1.5 billion, or 7%, compared to the $21.7 billion at December 31, 2016. Average deposit balances in 2017 were $22.1 billion, reflecting an increase of $2.1 billion, or 10%, compared to the average balances in 2016. During 2016, average deposits increased $2.6 billion, or 15%, compared to the prior year.

The increase in year end and average deposits in 2017 over 2016 is primarily attributable to the Company's additional deposits associated with the increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $772.1 million, or 14% in 2017 compared to 2016, with period end balances ending at 29% of total deposits at December 31, 2017, compared to 27% at December 31, 2016.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$6,182,048	28%	$5,409,923	27%	$4,144,378	24%
NOW and interest bearing demand deposits	2,402,254	11	2,438,051	12	2,246,451	13
Wealth management deposits	2,125,177	10	1,877,020	9	1,456,289	8
Money market accounts	4,482,137	20	4,343,332	23	3,888,781	23
Savings accounts	2,471,663	11	1,887,748	9	1,610,603	9
Time certificates of deposit	4,423,067	20	4,074,735	20	4,069,180	23
Total average deposits	$22,086,346	100%	$20,030,809	100%	$17,415,682	100%

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

The following table presents average deposit balances for each bank and the relative percentage of total consolidated average deposits held by each bank during each of the past three years:

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Wintrust Bank	$3,848,012	17%	$3,410,462	16%	$2,871,755	17%
Lake Forest Bank	2,494,951	11	2,242,961	11	1,927,484	11
Hinsdale Bank	1,761,825	8	1,646,559	8	1,505,057	9
Northbrook Bank	1,748,342	8	1,522,177	8	1,235,701	7
Town Bank	1,599,066	8	1,530,953	8	1,288,312	7
Barrington Bank	1,435,608	7	1,331,023	7	1,177,254	7
Old Plank Trail Bank	1,215,786	6	1,119,326	6	1,069,543	6
Village Bank	1,195,933	5	1,116,247	6	953,194	5
Wheaton Bank	1,183,185	5	1,077,386	5	853,841	5
Libertyville Bank	1,140,095	5	1,069,408	5	1,017,398	6
Beverly Bank	959,179	4	845,576	4	732,054	4
Schaumburg Bank	912,886	4	802,919	4	679,260	4
St. Charles Bank	906,791	4	726,660	4	641,231	4
State Bank of the Lakes	882,684	4	823,940	4	758,243	4
Crystal Lake Bank	802,003	4	765,212	4	705,355	4
Total deposits	$22,086,346	100%	$20,030,809	100%	$17,415,682	100%
Percentage increase from prior year		10%		15%		12%

Various acquisitions, are partially responsible for the deposit fluctuations from 2015 to 2016. These acquisitions are discussed in Note 7, “Business Combinations.” The Company's continued overall growth during 2017 and 2016 also contributed to these deposit fluctuations.

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2017		2016		2015
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Federal Home Loan Bank advances	$380,412	37%	$653,529	50%	$380,936	37%
Subordinated notes	139,022	13	138,912	11	138,812	14
Notes payable	46,744	5	61,738	5	40,112	4
Short-term borrowings	38,756	4	41,852	3	55,862	6
Other	33,964	3	18,555	1	18,577	2
Secured borrowings	135,672	13	126,608	10	118,344	12
Total other borrowings	255,136	25	248,753	19	232,895	24
Junior subordinated debentures	253,566	25	254,591	20	258,203	25
Total other funding sources	$1,028,136	100%	$1,295,785	100%	$1,010,846	100%

Notes payable balances represent the balances on a $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2017, the Company had a balance under the term facility of $41.2 million compared to $52.4 million at December 31, 2016. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At December 31, 2017 and December 31, 2016, the Company had no outstanding balance on the $75.0 million revolving credit facility.

FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $559.7 million at December 31, 2017 and $153.8 million at December 31, 2016. See Note 11, “Federal Home Loan Bank Advances,” to the Consolidated Financial Statements for further discussion of the terms of these advances.

The average balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2017, the translated balance of the Canadian Secured Borrowing totaled $135.1 million with an interest rate of 2.214%. The remaining balance within secured borrowings at December 31, 2017 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

At December 31, 2017 and 2016, subordinated notes totaled $139.1 million and $139.0 million, respectively. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $17.2 million and $61.8 million at December 31, 2017 and 2016, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements for further discussion of these borrowings.

The Company has $253.6 million of junior subordinated debentures outstanding as of December 31, 2017 and 2016. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. The balance increased $19.1 million in 2015 as a result of the addition of the Suburban Illinois Capital Trust II and Community Financial Shares Statutory Trust II acquired as a part of the acquisitions of Suburban and CFIS, respectively. Additionally, in January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt. See Note 14, “Junior Subordinated Debentures,” of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Prior to January 1, 2015, the junior subordinated debentures, subject to certain limitations, qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations could, subject to other restrictions, be included in Tier 2 capital. Starting in 2015, a portion of these junior subordinated debentures qualified as Tier 1 regulatory capital of the Company and the amount in excess of those certain limitations, subject to certain restrictions, was included in Tier 2 capital. At December 31, 2015, $65.1 million and $195.4 million of the junior subordinated debentures, net of common securities, were included in the Company's Tier 1 and Tier 2 regulatory capital, respectively. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

Other borrowings at December 31, 2017 include a fixed-rate promissory note issued by the Company in June 2017 (“Fixed-Rate Promissory Note”) related to and secured by two office building owned by the Company, and non-recourse notes issued by the

Company to other banks related to certain capital leases. At December 31, 2017, the Fixed-Rate Promissory Note had a balance of $49.0 million. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. At December 31, 2017, the non-recourse notes related to certain capital leases totaled $151,000. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

Shareholders’ Equity. Total shareholders’ equity was $3.0 billion at December 31, 2017, an increase of $281.3 million from the December 31, 2016 total of $2.7 billion. The increase in 2017 was primarily a result of net income of $257.7 million in 2017, $27.8 million from the issuance of shares of the Company's common stock pursuant to various stock compensation plans, net of treasury shares, $13.5 million in net unrealized gain from investment securities, net of tax, $12.9 million credited to surplus for stock-based compensation costs, $7.0 million of foreign currency translation adjustments, net of tax, $3.0 million of net unrealized gains on cash flow hedges, net of tax, partially offset by common stock dividends of $30.8 million and preferred stock dividends of $9.8 million.

Changes in shareholders’ equity from 2015 to 2016 were primarily a result of net income of $206.9 million in 2016, $152.9 million from the issuance of the Company's common Stock in June 2016, net of costs, $15.4 million from the issuance of shares of the Company's common stock (and related tax benefit) pursuant to various stock compensation plans, net of treasury shares, $9.3 million credited to surplus for stock-based compensation costs, $6.4 million of net unrealized gains on cash flow hedges, net of tax, and $2.7 million of foreign currency translation adjustments, net of tax, partially offset by common stock dividends of $24.1 million, preferred stock dividends of $14.5 million and $11.6 million in net unrealized losses from investment securities, net of tax.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$6,787,677	31%	$6,005,422	30%	$4,713,909	27%	$3,924,394	26%	$3,253,687	25%
Commercial real estate	6,580,618	30	6,196,087	31	5,529,289	32	4,505,753	31	4,230,035	32
Home equity	663,045	3	725,793	4	784,675	5	716,293	5	719,137	5
Residential real estate	832,120	4	705,221	4	607,451	3	483,542	3	434,992	3
Premium finance receivables—commercial	2,634,565	12	2,478,581	12	2,374,921	14	2,350,833	16	2,167,565	16
Premium finance receivables—life insurance	4,035,059	19	3,470,027	18	2,961,496	17	2,277,571	16	1,923,698	15
Consumer and other	107,713	1	122,041	1	146,376	1	151,012	1	167,488	1
Total loans, net of unearned income, excluding covered loans	$21,640,797	100%	$19,703,172	100%	$17,118,117	99%	$14,409,398	98%	$12,896,602	97%
Covered loans	—	—	58,145	—	148,673	1	226,709	2	346,431	3
Total loans	$21,640,797	100%	$19,761,317	100%	$17,266,790	100%	$14,636,107	100%	$13,243,033	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios (excluding covered loans) as of December 31, 2017 and 2016:

	As of December 31, 2017			As of December 31, 2016
(Dollars in thousands)	Balance	% of Total Balance	Allowance For Loan Losses Allocation	Balance	% of Total Balance	Allowance For Loan Losses Allocation
Commercial:
Commercial, industrial and other	$4,342,505	32.5%	$39,901	$3,744,712	30.7%	$29,831
Franchise	847,597	6.3	6,451	869,721	7.1	4,744
Mortgage warehouse lines of credit	194,523	1.5	1,454	204,225	1.7	1,548
Asset-based lending	980,466	7.3	8,236	875,070	7.2	6,860
Leases	413,172	3.1	1,242	294,914	2.4	858
PCI - commercial loans (1)	9,414	0.1	527	16,780	0.1	652
Total commercial	$6,787,677	50.8%	$57,811	$6,005,422	49.2%	$44,493
Commercial Real Estate:
Construction	$745,514	5.6%	$8,728	$610,239	5.0%	$7,304
Land	126,484	0.9	3,838	104,801	0.9	3,679
Office	894,833	6.7	5,736	867,674	7.1	5,769
Industrial	883,019	6.6	5,767	770,601	6.3	6,660
Retail	951,527	7.1	7,389	912,593	7.5	5,948
Multi-family	915,644	6.8	9,509	807,624	6.6	8,070
Mixed use and other	1,935,705	14.5	13,879	1,952,175	16.0	13,953
PCI - commercial real estate (1)	127,892	1.0	381	170,380	1.4	39
Total commercial real estate	$6,580,618	49.2%	$55,227	$6,196,087	50.8%	$51,422
Total commercial and commercial real estate	$13,368,295	100.0%	$113,038	$12,201,509	100.0%	$95,915
Commercial real estate—collateral location by state:
Illinois	$5,128,434	78.0%		$4,927,270	79.4%
Wisconsin	712,835	10.8		646,429	10.4
Total primary markets	$5,841,269	88.8%		$5,573,699	89.8%
Indiana	138,316	2.1		120,999	2.0
Florida	69,427	1.1		77,528	1.3
Arizona	58,594	0.9		53,512	0.9
Michigan	47,167	0.7		32,078	0.5
California	68,478	1.0		42,590	0.7
Other (no individual state greater than 0.7%)	357,367	5.4		295,681	4.8
Total	$6,580,618	100.0%		$6,196,087	100.0%

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with Accounting Standards Codification ("ASC") 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio in 2017 and higher required specific reserves on impaired loans within the portfolio, our allowance for loan losses in our commercial loan portfolio is $57.8 million as of December 31, 2017 compared to $44.5 million as of December 31, 2016.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 88.8% of our commercial real estate loan portfolio is located in this region as of December 31, 2017. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2017, our allowance for loan losses related to this portfolio is $55.2 million compared to $51.4 million as of December 31, 2016.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. During 2017, our mortgage warehouse lines decreased to $194.5 million as of December 31, 2017 from $204.2 million as of December 31, 2016.

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

Residential real estate mortgages. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2017, our residential loan portfolio totaled $832.1 million, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2017, $18.0 million of our residential real estate mortgages, or 2.2% of our residential real estate loan portfolio were classified as nonaccrual, $5.3 million were 90 or more days past due and still accruing (0.6%), $9.7 million were 30 to 89 days past due (1.2%) and $799.2 million were current (96.0%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2017 and 2016 was $2.9 billion and $1.8 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2017 approximately $1.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables — commercial. FIRST Insurance Funding and FIFC Canada originated approximately $6.1 billion in commercial insurance premium finance receivables during 2017 as compared to approximately $5.8 billion in 2016. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables — life insurance. Wintrust Life Finance originated approximately $968.4 million in life insurance premium finance receivables in 2017 as compared to $1.1 billion in 2016. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Covered loans. Covered loans represented loans acquired through eight FDIC-assisted transactions, all of which occurred prior to 2013. These loans were subject to loss sharing agreements with the FDIC. The FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. Starting on October 16, 2017, the Company is solely responsible for all charge-offs, recoveries, gains, losses and expenses related to the previously covered assets as the FDIC no longer shares in those amounts. See Note 7, "Business Combinations," of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

Foreign. The Company had approximately $318.9 million of loans to businesses of foreign countries as of December 31, 2017 compared to $307.7 million at December 31, 2016. This balance as of December 31, 2017 consists of loans originated by FIFC Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio, excluding covered loans, at December 31, 2017 by date at which the loans reprice or mature, and the type of rate exposure:

(Dollars in thousands)		One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate		$162,137	$916,046	$548,248	$1,626,431
Variable rate		5,153,353	6,113	1,780	5,161,246
Total commercial		$5,315,490	$922,159	$550,028	$6,787,677
Commercial real estate
Fixed rate		$430,938	$1,744,750	$257,890	$2,433,578
Variable rate		4,120,039	26,564	437	4,147,040
Total commercial real estate		$4,550,977	$1,771,314	$258,327	$6,580,618
Home equity
Fixed rate	8,126,000	$10,100	$4,849	$58,402	$73,351
Variable rate	598,726,000	589,694	—	—	589,694
Total home equity	606,852,000	$599,794	$4,849	$58,402	$663,045
Residential real estate
Fixed rate		$58,459	$30,114	$149,453	$238,026
Variable rate		59,307	221,629	313,158	594,094
Total residential real estate		$117,766	$251,743	$462,611	$832,120
Premium finance receivables - commercial
Fixed rate		$2,561,032	$73,533	$—	$2,634,565
Variable rate		—	—	—	—
Total premium finance receivables - commercial		$2,561,032	$73,533	$—	$2,634,565
Premium finance receivables - life insurance
Fixed rate		$13,114	$33,355	$2,130	$48,599
Variable rate		3,986,460	—	—	3,986,460
Total premium finance receivables - life insurance		$3,999,574	$33,355	$2,130	$4,035,059
Consumer and other
Fixed rate		$53,936	$12,491	$4,001	$70,428
Variable rate		37,266	19	—	37,285
Total consumer and other		$91,202	$12,510	$4,001	$107,713
Total per category
Fixed rate		$3,289,716	$2,815,138	$1,020,124	$7,124,978
Variable rate	45,854,000	13,946,119	254,325	315,375	14,515,819
Total loans, net of unearned income, excluding covered loans	54,908,000	$17,235,835	$3,069,463	$1,335,499	$21,640,797
Variable Rate Loan Pricing by Index:
Prime		$2,798,945
One- month LIBOR		7,052,440
Three- month LIBOR		412,169
Twelve- month LIBOR		4,012,009
Other		240,256
Total variable rate		$14,515,819

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
Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer and/or concurrence credit officer. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio at each of the Company’s subsidiary banks to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago, the OCC, the State of Illinois, and the State of Wisconsin and are also reviewed by our internal audit staff.

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

For non-TDR loans, if based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a loan is considered impaired and a specific impairment reserve analysis is performed and, if necessary, a specific reserve is established. In determining the appropriate reserve for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-Performing Assets, excluding covered assets

The following table sets forth the Company’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	2017 (3)	2016	2015	2014	2013
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$174	$541	$474	$—
Commercial real estate	—	—	—	—	230
Home equity	—	—	—	—	—
Residential real estate	3,278	—	—	—	—
Premium finance receivables – commercial	9,242	7,962	10,294	7,665	8,842
Premium finance receivables – life insurance	—	3,717	—	—	—
Consumer and other	40	144	150	119	105
Total loans past due greater than 90 days and still accruing	$12,560	$11,997	$10,985	$8,258	$9,177
Non-accrual loans (2):
Commercial	15,696	15,875	12,712	9,157	10,780
Commercial real estate	22,048	21,924	26,645	26,605	46,658
Home equity	8,978	9,761	6,848	6,174	10,071
Residential real estate	17,977	12,749	12,043	15,502	14,974
Premium finance receivables – commercial	12,163	14,709	14,561	12,705	10,537
Premium finance receivables – life insurance	—	—	—	—	—
Consumer and other	740	439	263	277	1,137
Total non-accrual loans	$77,602	$75,457	$73,072	$70,420	$94,157
Total non-performing loans:
Commercial	$15,696	$16,049	$13,253	$9,631	$10,780
Commercial real estate	22,048	21,924	26,645	26,605	46,888
Home equity	8,978	9,761	6,848	6,174	10,071
Residential real estate	21,255	12,749	12,043	15,502	14,974
Premium finance receivables – commercial	21,405	22,671	24,855	20,370	19,379
Premium finance receivables – life insurance	—	3,717	—	—	—
Consumer and other	780	583	413	395	1,242
Total non-performing loans	$90,162	$87,454	$84,057	$78,677	$103,334
Other real estate owned	20,244	17,699	26,849	36,419	43,398
Other real estate owned – from acquisitions	20,402	22,583	17,096	9,223	7,056
Other repossessed assets	153	581	174	303	542
Total non-performing assets	$130,961	$128,317	$128,176	$124,622	$154,330
TDRs performing under the contractual terms of the loan agreement	$39,683	$29,911	$42,744	$69,697	$78,610
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.23%	0.27%	0.28%	0.25%	0.33%
Commercial real estate	0.34	0.35	0.48	0.59	1.11
Home equity	1.35	1.34	0.87	0.86	1.40
Residential real estate	2.55	1.81	1.98	3.21	3.44
Premium finance receivables – commercial	0.81	0.91	1.05	0.87	0.89
Premium finance receivables – life insurance	—	0.11	—	—	—
Consumer and other	0.72	0.48	0.28	0.26	0.74
Total non-performing loans	0.42%	0.44%	0.49%	0.55%	0.80%
Total non-performing assets, as a percentage of total assets	0.47%	0.50%	0.56%	0.62%	0.85%
Allowance for loan losses as a percentage of total non-performing loans	152.95%	139.83%	125.39%	116.56%	93.80%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $10.1 million, $11.8 million, $9.1 million, $12.6 million and $28.5 million as of the years ended 2017, 2016, 2015, 2014 and 2013, respectively.

(3)
Includes $2.6 million of non-performing loans and $2.9 million of other real estate owned reclassified from covered assets as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.

Loan Portfolio Aging

The following table shows, as of December 31, 2017, only 0.5% of the entire portfolio is in a non-performing loan status (non-accrual or greater than 90 days past due and still accruing interest) with only 0.7% either one or two payments past due. In total,

98.8% of the Company’s total loan portfolio as of December 31, 2017 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2017 and 2016:

As of December 31, 2017 (Dollars in thousands)	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$11,260	$—	$3,746	$13,392	$4,314,107	$4,342,505
Franchise	2,447	—	—	—	845,150	847,597
Mortgage warehouse lines of credit	—	—	—	4,000	190,523	194,523
Asset-based lending	1,550	—	283	10,057	968,576	980,466
Leases	439	—	3	1,958	410,772	413,172
PCI - commercial (1)	—	877	186	—	8,351	9,414
Total commercial	$15,696	$877	$4,218	$29,407	$6,737,479	$6,787,677
Commercial real-estate:
Construction	3,143	—	—	200	742,171	745,514
Land	188	—	—	5,156	121,140	126,484
Office	2,438	—	—	4,458	887,937	894,833
Industrial	811	—	—	2,412	879,796	883,019
Retail	12,328	—	668	148	938,383	951,527
Multi-family	—	—	—	1,034	914,610	915,644
Mixed use and other	3,140	—	1,423	9,641	1,921,501	1,935,705
PCI - commercial real-estate (1)	—	7,135	2,255	6,277	112,225	127,892
Total commercial real-estate	$22,048	$7,135	$4,346	$29,326	$6,517,763	$6,580,618
Home equity	8,978	—	518	4,634	648,915	663,045
Residential real estate, including PCI	17,977	5,304	1,303	8,378	799,158	832,120
Premium finance receivables
Commercial insurance loans	12,163	9,242	17,796	15,849	2,579,515	2,634,565
Life insurance loans	—	—	4,837	10,017	3,820,936	3,835,790
PCI - life insurance loans (1)	—	—	—	—	199,269	199,269
Consumer and other	740	101	242	727	105,903	107,713
Total loans, net of unearned income	$77,602	$22,659	$33,260	$98,338	$21,408,938	$21,640,797

As of December 31, 2017	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial, industrial and other	0.3%	—%	0.1%	0.3%	99.3%	100.0%
Franchise	0.3	—	—	—	99.7	100.0
Mortgage warehouse lines of credit	—	—	—	2.1	97.9	100.0
Asset-based lending	0.2	—	—	1.0	98.8	100.0
Leases	0.1	—	—	0.5	99.4	100.0
PCI - commercial (1)	—	9.3	2.0	—	88.7	100.0
Total commercial	0.2%	—%	0.1%	0.4%	99.3%	100.0%
Commercial real estate:
Construction	0.4	—	—	—	99.6	100.0
Land	0.1	—	—	4.1	95.8	100.0
Office	0.3	—	—	0.5	99.2	100.0
Industrial	0.1	—	—	0.3	99.6	100.0
Retail	1.3	—	0.1	—	98.6	100.0
Multi-family	—	—	—	0.1	99.9	100.0
Mixed use and other	0.2	—	0.1	0.5	99.2	100.0
PCI - commercial real-estate (1)	—	5.6	1.8	4.9	87.7	100.0
Total commercial real-estate	0.3%	0.1%	0.1%	0.4%	99.1%	100.0%
Home equity	1.4	—	0.1	0.7	97.8	100.0
Residential real estate, including PCI	2.2	0.6	0.2	1.0	96.0	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.7	0.6	97.8	100.0
Life insurance loans	—	—	0.1	0.3	99.6	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.7	0.1	0.2	0.7	98.3	100.0
Total loans, net of unearned income	0.4%	0.1%	0.2%	0.5%	98.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2016 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$13,441	$174	$2,341	$11,779	$3,716,977	$3,744,712
Franchise	—	—	—	493	869,228	869,721
Mortgage warehouse lines of credit	—	—	—	—	204,225	204,225
Asset-based lending	1,924	—	135	1,609	871,402	875,070
Leases	510	—	—	1,331	293,073	294,914
PCI - commercial (1)	—	1,689	100	2,428	12,563	16,780
Total commercial	$15,875	$1,863	$2,576	$17,640	$5,967,468	$6,005,422
Commercial real-estate:
Construction	$2,408	$—	$—	$1,824	$606,007	$610,239
Land	394	—	188	—	104,219	104,801
Office	4,337	—	4,506	1,232	857,599	867,674
Industrial	7,047	—	4,516	2,436	756,602	770,601
Retail	597	—	760	3,364	907,872	912,593
Multi-family	643	—	322	1,347	805,312	807,624
Mixed use and other	6,498	—	1,186	12,632	1,931,859	1,952,175
PCI - commercial real-estate (1)	—	16,188	3,775	8,888	141,529	170,380
Total commercial real-estate	$21,924	$16,188	$15,253	$31,723	$6,110,999	$6,196,087
Home equity	9,761	—	1,630	6,515	707,887	725,793
Residential real estate, including PCI	12,749	1,309	936	8,271	681,956	705,221
Premium finance receivables
Commercial insurance loans	14,709	7,962	5,646	14,580	2,435,684	2,478,581
Life insurance loans	—	3,717	17,514	16,204	3,182,935	3,220,370
PCI - life insurance loans (1)	—	—	—	—	249,657	249,657
Consumer and other	439	207	100	887	120,408	122,041
Total loans, net of unearned income, excluding covered loans	$75,457	$31,246	$43,655	$95,820	$19,456,994	$19,703,172
Covered loans	2,121	2,492	225	1,553	51,754	58,145
Total loans, net of unearned income	$77,578	$33,738	$43,880	$97,373	$19,508,748	$19,761,317

As of December 31, 2016	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial, industrial and other	0.4%	—%	0.1%	0.3%	99.2%	100.0%
Franchise	—	—	—	0.1	99.9	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.2	—	—	0.2	99.6	100.0
Leases	0.2	—	—	0.5	99.3	100.0
PCI - commercial (1)	—	10.1	0.6	14.5	74.8	100.0
Total commercial	0.3%	—%	—%	0.3%	99.4%	100.0%
Commercial real-estate
Construction	0.4%	—%	—%	0.3%	99.3%	100.0%
Land	0.4	—	0.2	—	99.4	100.0
Office	0.5	—	0.5	0.1	98.9	100.0
Industrial	0.9	—	0.6	0.3	98.2	100.0
Retail	0.1	—	0.1	0.4	99.4	100.0
Multi-family	0.1	—	—	0.2	99.7	100.0
Mixed use and other	0.3	—	0.1	0.6	99.0	100.0
PCI - commercial real-estate (1)	—	9.5	2.2	5.2	83.1	100.0
Total commercial real-estate	0.4%	0.3%	0.2%	0.5%	98.6%	100.0%
Home equity	1.3	—	0.2	0.9	97.6	100.0
Residential real estate, including PCI	1.8	0.2	0.1	1.2	96.7	100.0
Premium finance receivables
Commercial insurance loans	0.6	0.3	0.2	0.6	98.3	100.0
Life insurance loans	—	0.1	0.5	0.5	98.9	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.4	0.2	0.1	0.7	98.6	100.0
Total loans, net of unearned income, excluding covered loans	0.4%	0.2%	0.2%	0.5%	98.7%	100.0%
Covered loans	3.6	4.3	0.4	2.7	89.0	100.0
Total loans, net of unearned income	0.4%	0.2%	0.2%	0.5%	98.7%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2017, only $33.3 million of all loans, or 0.2%, were 60 to 89 days past due and $98.3 million, or 0.5%, were 30 to 59 days (or one payment) past due. As of December 31, 2016, $43.7 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $95.8 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2017 that are current with regard to the contractual terms of the loan agreement represent 97.8% of the total home equity portfolio. Residential real estate loans, including PCI loans, at December 31, 2017 that are current with regards to the contractual terms of the loan agreements comprise 96.0% of these residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

(Dollars in thousands)	2017	2016
Balance at beginning of period	$87,454	$84,057
Additions, net from non-covered portfolio	55,738	42,927
Additions, net from covered non-performing loans subsequent to loss share expiration	2,572	81
Return to performing status	(3,596)	(3,260)
Payments received	(27,202)	(19,976)
Transfers to OREO and other repossessed assets	(9,236)	(7,046)
Charge-offs	(10,362)	(10,323)
Net change for niche loans (1)	(5,206)	994
Balance at end of period	$90,162	$87,454

(1)	This includes activity for premium finance receivables and indirect consumer loans

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

The following table sets forth the allocation of the allowance for loan and covered loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for loan losses and allowance for covered loan losses allocation:
Commercial	$57,811	31%	$44,493	30%	$36,135	27%	$31,699	26%	$23,092	25%
Commercial real-estate	55,227	30	51,422	31	43,758	32	35,533	31	48,658	32
Home equity	10,493	3	11,774	4	12,012	5	12,500	5	12,611	5
Residential real-estate	6,688	4	5,714	4	4,734	3	4,218	3	5,108	3
Premium finance receivables – commercial	5,356	12	6,125	12	6,016	14	5,726	16	4,842	16
Premium finance receivables – life insurance	1,490	19	1,500	18	1,217	17	787	16	741	15
Consumer and other	840	1	1,263	1	1,528	1	1,242	1	1,870	1
Total allowance for loan losses	$137,905	100%	$122,291	100%	$105,400	99%	$91,705	98%	$96,922	97%
Covered loans	—	—	1,322	—	3,026	1	2,131	2	10,092	3
Total allowance for loan losses and allowance for covered loan losses	$137,905	100%	$123,613	100%	$108,426	100%	$93,836	100%	$107,014	100%
Allowance category as a percent of total allowance for loan losses and allowance for covered loan losses:
Commercial	42%		36%		33%		34%		22%
Commercial real-estate	40		42		40		38		45
Home equity	7		9		11		13		12
Residential real-estate	5		5		4		4		5
Premium finance receivables—commercial	4		5		6		6		5
Premium finance receivables—life insurance	1		1		1		1		1
Consumer and other	1		1		2		2		1
Total allowance for loan losses	100%		99%		97%		98%		91%
Covered loans	—		1		3		2		9
Total allowance for loan losses	100%		100%		100%		100%		100%
Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$1,269		$1,673		$949		$775		$719
Total allowance for credit losses including allowance for covered loan losses	$139,174		$125,286		$109,375		$94,611		$107,733
Management determined that the allowance for loan losses was appropriate at December 31, 2017, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, Excluding Covered Loans

The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.

(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of year	$122,291	$105,400	$91,705	$96,922	$107,351
Provision for credit losses	29,982	34,790	33,747	22,889	45,984
Other adjustments (1)	573	(291)	(737)	(824)	(938)
Reclassification from (to) allowance for unfunded lending-related commitments	69	(725)	(138)	(56)	640
Charge-offs:
Commercial	5,159	7,915	4,253	4,153	14,123
Commercial real estate	4,236	1,930	6,543	15,788	32,745
Home equity	3,952	3,998	4,227	3,895	6,361
Residential real estate	1,284	1,730	2,903	1,750	2,958
Premium finance receivables – commercial	7,335	8,193	7,060	5,722	5,063
Premium finance receivables – life insurance	—	—	—	4	17
Consumer and other	729	925	521	792	1,110
Total charge-offs	$22,695	$24,691	$25,507	$32,104	$62,377
Recoveries:
Commercial	1,870	1,594	1,432	1,198	1,655
Commercial real estate	2,190	2,945	2,840	1,334	2,526
Home equity	746	484	312	535	432
Residential real estate	452	225	283	335	289
Premium finance receivables – commercial	2,128	2,374	1,288	1,139	1,108
Premium finance receivables – life insurance	—	—	16	11	13
Consumer and other	299	186	159	326	239
Total recoveries	$7,685	$7,808	$6,330	$4,878	$6,262
Net charge-offs, excluding covered loans	$(15,010)	$(16,883)	$(19,177)	$(27,226)	$(56,115)
Allowance for loan losses at year end	$137,905	$122,291	$105,400	$91,705	$96,922
Allowance for unfunded lending-related commitments at year end	$1,269	$1,673	$949	$775	$719
Allowance for credit losses at year end	$139,174	$123,964	$106,349	$92,480	$97,641
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.05%	0.12%	0.07%	0.08%	0.41%
Commercial real estate	0.03	(0.02)	0.07	0.33	0.74
Home equity	0.46	0.46	0.52	0.47	0.79
Residential real estate	0.08	0.14	0.29	0.19	0.35
Premium finance receivables – commercial	0.20	0.24	0.24	0.19	0.19
Premium finance receivables – life insurance	0.00	0.00	0.00	0.00	0.00
Consumer and other	0.34	0.54	0.23	0.28	0.47
Total loans, net of unearned income, excluding covered loans	0.07%	0.09%	0.12%	0.20%	0.44%
Net charge-offs as a percentage of the provision for credit losses	50.06%	48.53%	56.83%	118.94%	122.04%
Year-end total loans (excluding covered loans)	$21,640,797	$19,703,172	$17,118,117	$14,409,398	$12,896,602
Allowance for loan losses as a percentage of loans at end of year	0.64%	0.62%	0.62%	0.64%	0.75%
Allowance for credit losses as a percentage of loans at end of year	0.64%	0.63%	0.62%	0.64%	0.76%

(1)	Includes $742,000 of allowance for covered loan losses reclassified as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.3 million as of December 31, 2017 compared to $1.7 million as of December 31, 2016.

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

At December 31, 2017, the Company had $105.1 million of impaired loans with $36.1 million of this balance requiring $8.0 million of specific impairment reserves. At December 31, 2016, the Company had $90.5 million of impaired loans with $33.1 million of this balance requiring $6.4 million of specific impairment reserves. The most significant fluctuation in impaired loans requiring specific impairment reserves from 2016 to 2017 occurred within the commercial, industrial and other, retail commercial real estate and industrial commercial real estate portfolios. The recorded investment and specific impairment reserves in commercial, industrial and other portfolio increased $3.6 million and $2.9 million, respectively, which was primarily the result of one loan becoming non-performing and requiring $2.3 million of specific impairment reserves. The recorded investment and specific impairment reserves in retail commercial real estate portfolio increased by $13.8 million and $1.2 million, respectively, due to one relationship becoming non-performing and requiring $1.2 million of specific impairment reserves. The recorded investment and specific impairment reserves in industrial real estate portfolio decreased $4.8 million and $1.8 million, respectively, as a result of a sale and partial charge-off of one relationship with a recorded investment of $4.0 million and a specific impairment reserve of $1.7 million

See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

In 2017, the Company modified its historical loss experience analysis by incorporating seven-year average loss rate assumptions for its historical loss experience to capture an extended credit cycle. The current seven-year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three-, four-, five- and six-year average historical loss rates on a quarterly basis as a comparison.

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

TDRs

At December 31, 2017, the Company had $49.8 million in loans classified as TDRs. The $49.8 million in TDRs represents 80 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $41.7 million representing 89 credits at December 31, 2016.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at December 31, 2017 and approximately $3.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, the Company was committed to lend additional funds to borrowers totaling $1.8 million and $7,000 at December 31, 2017 and 2016, respectively, under the contractual terms related to TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Accruing TDRs:
Commercial	$19,917	$4,643
Commercial real estate	16,160	19,993
Residential real estate and other	3,606	5,275
Total accruing TDRs	$39,683	$29,911
Non-accrual TDRs: (1)
Commercial	$4,000	$1,487
Commercial real estate	1,340	8,153
Residential real estate and other	4,763	2,157
Total non-accrual TDRs	$10,103	$11,797
Total TDRs:
Commercial	$23,917	$6,130
Commercial real estate	17,500	28,146
Residential real estate and other	8,369	7,432
Total TDRs	$49,786	$41,708
Weighted-average contractual interest rate of TDRs	4.40%	4.33%

(1)	Included in total non-performing loans.

TDR Rollforward

The table below presents a summary of TDRs as of December 31, 2017, 2016 and 2015, and shows the changes in the balance during those periods:

Year Ended December 31, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,130	$28,146	$7,432	$41,708
Additions during the period	20,031	1,245	3,049	24,325
Reductions:
Charge-offs	(454)	(1,024)	(156)	(1,634)
Transferred to OREO and other repossessed assets	—	(770)	(165)	(935)
Removal of TDR loan status (1)	(610)	(2,331)	—	(2,941)
Payments received	(1,180)	(7,766)	(1,791)	(10,737)
Balance at period end	$23,917	$17,500	$8,369	$49,786

Year Ended December 31, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,747	$38,707	$7,399	$51,853
Additions during the period	3,294	8,521	1,082	12,897
Reductions:
Charge-offs	(1,482)	(1,051)	(212)	(2,745)
Transferred to OREO and other repossessed assets	—	(1,433)	(535)	(1,968)
Removal of TDR loan status (1)	—	(7,816)	—	(7,816)
Payments received	(1,429)	(8,782)	(302)	(10,513)
Balance at period end	$6,130	$28,146	$7,432	$41,708

Year Ended December 31, 2015 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$7,576	$67,623	$7,076	$82,275
Additions during the period	—	370	1,664	2,034
Reductions:
Charge-offs	(397)	(1,975)	(140)	(2,512)
Transferred to OREO and other repossessed assets	(562)	(2,290)	(414)	(3,266)
Removal of TDR loan status (1)	(490)	(13,019)	—	(13,509)
Payments received	(380)	(12,002)	(787)	(13,169)
Balance at period end	$5,747	$38,707	$7,399	$51,853

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

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2017, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

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

	Year Ended
(Dollars in thousands)	December 31,	December 31,
	2017	2016
Balance at beginning of period	$40,282	$43,945
Disposal/resolved	(15,412)	(25,174)
Transfers in at fair value, less costs to sell	13,864	9,225
Transfers in from covered OREO subsequent to loss share expiration	3,611	7,513
Additions from acquisition	—	8,294
Fair value adjustments	(1,699)	(3,521)
Balance at end of period	$40,646	$40,282

	Period End
(Dollars in thousands)	December 31,	December 31,
	2017	2016
Residential real estate	$7,515	$8,063
Residential real estate development	2,221	1,349
Commercial real estate	30,910	30,870
Total	$40,646	$40,282

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

The following table summarizes the capital guidelines for bank holding companies, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2017, 2016 and 2015:

	Minimum Ratios	Minimum Ratio + Capital Conservation Buffer	Well Capitalized Ratios	2017	2016	2015
Common Equity Tier 1 capital to risk-weighted assets	4.5%	5.75%	6.5%	9.4%	8.6%	8.4%
Tier 1 capital to risk-weighted assets	6.0	7.25	8.0	9.9	9.7	10.0
Total capital to risk-weighted assets	8.0	9.25	10.0	12.0	11.9	12.2
Tier 1 leverage ratio	4.0	N/A	5.0	9.3	8.9	9.1
Total average equity to total average assets	N/A	N/A	N/A	10.8	10.5	10.6
Dividend payout ratio	N/A	N/A	N/A	12.7	13.1	15.0

As reflected in the table, each of the Company’s capital ratios at December 31, 2017, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 18 of the Consolidated Financial Statements for further information on the capital positions of the banks.

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

The Series C Preferred Stock was convertible into common stock at the option of the holder subject to customary anti-dilution adjustments. In 2016, 30 shares of the Series C Preferred Stock were converted at the option of the respective holders into 729 shares of the Company's common stock. In 2015, 180 shares of the Series C Preferred Stock were converted at the option of the respective holders into 4,374 shares of the Company's common stock. On April 25, 2017, 2,073 shares of the Series C Preferred Stock were converted at the option of the respective holder into 51,244 shares of the Company's common stock. On April 27, 2017, the Company caused a mandatory conversion of its remaining 124,184 shares of Series C Preferred Stock into 3,069,828 shares of the Company's common stock at a conversion rate of 24.72 shares of common stock per share of Series C Preferred Stock. Cash was paid in lieu of fractional shares for an amount considered insignificant.

The Board approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve semi-annual dividends until quarterly dividends were approved starting in 2014. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's Series D Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on December 15, 2014 (and subsequently amended), the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2017, Wintrust declared a quarterly cash dividend of $0.14 per common share. In January, April, July and October of 2016, Wintrust declared a quarterly cash dividend of $0.12 per common share. In January, April, July and October of 2015, Wintrust declared a quarterly cash dividend of $0.11 per common share. In January of 2018, Wintrust declared a quarterly cash dividend of $0.19 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2017, 2016 and 2015, the subsidiaries paid dividends to Wintrust totaling $122.0 million, $59.0 million, and $22.2 million, respectively. At January 1, 2017, subject to minimum capital requirements at the banks, approximately $317.7 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

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

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Total deposits	$23,183,347	21,658,632	18,639,634	16,281,844	14,668,789
Brokered Deposits (1)	1,445,306	1,159,475	862,026	718,986	476,139
Brokered deposits as a percentage of total deposits (1)	6.2%	5.4%	4.6%	4.4%	3.2%

(1)
Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2017 and 2016, the banks had approximately $1.6 billion and $1.3 billion, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

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

Contractual Obligations. The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements in Item 8:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total
Deposits	10	$21,943,197	1,096,678	143,158	314	23,183,347
FHLB advances (1)	11	344,663	—	215,000	—	559,663
Subordinated notes	12	—	—	—	139,088	139,088
Other borrowings	13	51,302	165,674	47,482	1,665	266,123
Junior subordinated debentures	14	—	—	—	253,566	253,566
Operating leases	15	12,791	26,545	22,577	104,270	166,183
Purchase obligations (2)		55,069	37,882	24,145	88,768	205,864
Total		$22,407,022	1,326,779	452,362	587,671	24,773,834

(1)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(2)
Purchase obligations presented above primarily relate to certain contractual cash obligations for pending acquisitions, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2017 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

Commitments.

The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2017. Further information on these commitments is included in Note 19 of the Consolidated Financial Statements in Item 8.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$2,081,587	1,606,671	535,521	200,455	4,424,234
Residential real estate	446,334	—	—	—	446,334
Revolving home equity lines of credit	826,458	—	—	—	826,458
Letters of credit	122,788	47,549	24,857	720	195,914
Commitments to sell mortgage loans	551,874	—	—	—	551,874

Our remaining commitment to fund community investments totaled $9.5 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2017, the liability for estimated losses on repurchase and indemnification was $3.0 million and was included in other liabilities on the balance sheet.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2017 and December 31, 2016 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2017	17.7%	9.0%	(11.8)%	(23.2)%
December 31, 2016	18.5	9.6	(13.2)	(19.6)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2017	8.9%	4.6%	(5.1)%	(12.0)%
December 31, 2016	7.6	4.0	(5.0)	(9.2)

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

During 2017 and 2016, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use other financial derivative instruments. There were no covered call options outstanding as of December 31, 2017 or 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Wintrust Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.
Chicago, Illinois
February 28, 2018

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands)	2017	2016
Assets
Cash and due from banks	$277,534	$267,194
Federal funds sold and securities purchased under resale agreements	57	2,851
Interest bearing deposits with banks	1,063,242	980,457
Available-for-sale securities, at fair value	1,803,666	1,724,667
Held-to-maturity securities, at amortized cost ($812.5 million and $607.6 million fair value at December 31, 2017 and 2016, respectively)	826,449	635,705
Trading account securities	995	1,989
Federal Home Loan Bank and Federal Reserve Bank stock	89,989	133,494
Brokerage customer receivables	26,431	25,181
Mortgage loans held-for-sale	313,592	418,374
Loans, net of unearned income, excluding covered loans	21,640,797	19,703,172
Covered loans	—	58,145
Total loans	21,640,797	19,761,317
Allowance for loan losses	(137,905)	(122,291)
Allowance for covered loan losses	—	(1,322)
Net loans	21,502,892	19,637,704
Premises and equipment, net	621,895	597,301
Lease investments, net	212,335	129,402
Accrued interest receivable and other assets	567,374	593,796
Trade date securities receivable	90,014	—
Goodwill	501,884	498,587
Other intangible assets	17,621	21,851
Total assets	$27,915,970	$25,668,553

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$6,792,497	$5,927,377
Interest bearing	16,390,850	15,731,255
Total deposits	23,183,347	21,658,632
Federal Home Loan Bank advances	559,663	153,831
Other borrowings	266,123	262,486
Subordinated notes	139,088	138,971
Junior subordinated debentures	253,566	253,566
Accrued interest payable and other liabilities	537,244	505,450
Total liabilities	24,939,031	22,972,936
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; no shares issued and outstanding at December 31, 2017 and 126,257 shares issued and outstanding at December 31, 2016	—	126,257
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2017 and 2016; 56,068,220 shares issued at December 31, 2017 and 51,978,289 shares issued at December 31, 2016	56,068	51,978
Surplus	1,529,035	1,365,781
Treasury stock, at cost, 103,013 shares at December 31, 2017 and 97,749 shares at December 31, 2016	(4,986)	(4,589)
Retained earnings	1,313,657	1,096,518
Accumulated other comprehensive loss	(41,835)	(65,328)
Total shareholders’ equity	2,976,939	2,695,617
Total liabilities and shareholders’ equity	$27,915,970	$25,668,553
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Interest income
Interest and fees on loans	$868,881	$741,001	$651,831
Interest bearing deposits with banks	9,252	4,236	1,486
Federal funds sold and securities purchased under resale agreements	2	4	4
Investment securities	63,315	62,038	61,006
Trading account securities	25	75	108
Federal Home Loan Bank and Federal Reserve Bank stock	4,370	4,287	3,232
Brokerage customer receivables	623	816	797
Total interest income	946,468	812,457	718,464
Interest expense
Interest on deposits	83,326	58,409	48,863
Interest on Federal Home Loan Bank advances	8,798	10,886	9,110
Interest on other borrowings	5,370	4,355	3,627
Interest on subordinated notes	7,116	7,111	7,105
Interest on junior subordinated debentures	9,782	9,503	8,230
Total interest expense	114,392	90,264	76,935
Net interest income	832,076	722,193	641,529
Provision for credit losses	29,768	34,084	32,942
Net interest income after provision for credit losses	802,308	688,109	608,587
Non-interest income
Wealth management	81,766	76,018	73,452
Mortgage banking	113,472	128,743	115,011
Service charges on deposit accounts	34,513	31,210	27,384
Gains on investment securities, net	45	7,645	323
Fees from covered call options	4,402	11,470	15,364
Trading (losses) gains, net	(845)	91	(247)
Operating lease income, net	29,646	16,441	2,728
Other	56,507	53,812	37,582
Total non-interest income	319,506	325,430	271,597
Non-interest expense
Salaries and employee benefits	430,078	405,158	382,080
Equipment	38,358	37,055	32,889
Operating lease equipment depreciation	24,107	13,259	1,749
Occupancy, net	52,920	50,912	48,880
Data processing	31,495	28,776	26,940
Advertising and marketing	30,830	24,776	21,924
Professional fees	27,835	20,411	18,225
Amortization of other intangible assets	4,401	4,789	4,621
FDIC insurance	16,231	16,065	12,386
OREO expenses, net	3,593	5,187	4,483
Other	71,969	75,297	74,242
Total non-interest expense	731,817	681,685	628,419
Income before taxes	389,997	331,854	251,765
Income tax expense	132,315	124,979	95,016
Net income	$257,682	$206,875	$156,749
Preferred stock dividends	9,778	14,513	10,869
Net income applicable to common shares	$247,904	$192,362	$145,880
Net income per common share—Basic	$4.53	$3.83	$3.05
Net income per common share—Diluted	$4.40	$3.66	$2.93
Cash dividends declared per common share	$0.56	$0.48	$0.44
Weighted average common shares outstanding	54,703	50,278	47,838
Dilutive potential common shares	1,983	3,994	4,099
Average common shares and dilutive common shares	56,686	54,272	51,937
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net income	$257,682	$206,875	$156,749
Unrealized gains (losses) on securities
Before tax	22,123	(28,932)	(13,176)
Tax effect	(7,706)	11,378	5,153
Net of tax	14,417	(17,554)	(8,023)
Reclassification of net gains included in net income
Before tax	45	7,645	323
Tax effect	(18)	(3,004)	(127)
Net of tax	27	4,641	196
Reclassification of amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	1,479	(17,386)	(128)
Tax effect	(585)	6,826	50
Net of tax	894	(10,560)	(78)
Net unrealized gains (losses) on securities	13,496	(11,635)	(8,141)
Unrealized gains on derivative instruments
Before tax	4,958	10,473	533
Tax effect	(1,959)	(4,115)	(209)
Net unrealized gains on derivative instruments	2,999	6,358	324
Foreign currency translation adjustment
Before tax	9,446	3,737	(24,001)
Tax effect	(2,448)	(1,080)	6,442
Net foreign currency translation adjustment	6,998	2,657	(17,559)
Total other comprehensive income (loss)	23,493	(2,620)	(25,376)
Comprehensive income	$281,175	$204,255	$131,373
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2014	$126,467	$46,881	$1,133,955	$(3,549)	$803,400	$(37,332)	$2,069,822
Net income	—	—	—	—	156,749	—	156,749
Other comprehensive loss, net of tax	—	—	—	—	—	(25,376)	(25,376)
Cash dividends declared on common stock	—	—	—	—	(21,069)	—	(21,069)
Dividends on preferred stock	—	—	—	—	(10,869)	—	(10,869)
Stock-based compensation	—	—	9,656	—	—	—	9,656
Issuance of Series D Preferred Stock	125,000	—	(4,158)	—	—	—	120,842
Conversion of Series C Preferred Stock to common stock	(180)	4	176	—	—	—	—
Common stock issued for:
Acquisitions	—	811	37,912		—	—	38,723
Exercise of stock options and warrants	—	587	9,149	(130)	—	—	9,606
Restricted stock awards	—	108	(57)	(294)	—	—	(243)
Employee stock purchase plan	—	58	2,692	—	—	—	2,750
Director compensation plan	—	20	1,663	—	—	—	1,683
Balance at December 31, 2015	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
Net income	—	—	—	—	206,875	—	206,875
Other comprehensive loss, net of tax	—	—	—	—	—	(2,620)	(2,620)
Cash dividends declared on common stock	—	—	—	—	(24,055)	—	(24,055)
Dividends on preferred stock	—	—	—	—	(14,513)	—	(14,513)
Stock-based compensation	—	—	9,303	—	—	—	9,303
Conversion of Series C Preferred Stock to common stock	(30)	1	29	—	—	—	—
Common stock issued for:
New issuance, net of costs	—	3,000	149,911	—	—	—	152,911
Exercise of stock options and warrants	—	329	11,276	(377)	—	—	11,228
Restricted stock awards	—	98	142	(239)	—	—	1
Employee stock purchase plan	—	56	2,581	—	—	—	2,637
Director compensation plan	—	25	1,551	—	—	—	1,576
Balance at December 31, 2016	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
Net income	—	—	—	—	257,682	—	257,682
Other comprehensive income, net of tax	—	—	—	—	—	23,493	23,493
Cash dividends declared on common stock	—	—	—	—	(30,765)	—	(30,765)
Dividends on preferred stock	—	—	—	—	(9,778)	—	(9,778)
Stock-based compensation	—	—	12,858	—	—	—	12,858
Conversion of Series C Preferred Stock to common stock	(126,257)	3,121	123,136	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	813	23,261	—	—	—	24,074
Restricted stock awards	—	88	(88)	(397)	—	—	(397)
Employee stock purchase plan	—	36	2,494	—	—	—	2,530
Director compensation plan	—	32	1,593	—	—	—	1,625
Balance at December 31, 2017	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2017	2016	2015
Operating Activities:
Net income	$257,682	$206,875	$156,749
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	29,768	34,084	32,942
Depreciation, amortization and accretion, net	63,107	53,148	41,010
Deferred income tax expense	63,243	6,676	23,054
Stock-based compensation expense	12,858	9,303	9,656
Net amortization of premium on securities	6,098	5,646	3,398
Accretion of discounts on loans	(22,784)	(35,571)	(34,378)
Mortgage servicing rights fair value change, net	1,857	3,405	(213)
Originations and purchases of mortgage loans held-for-sale	(3,692,085)	(4,386,339)	(3,903,777)
Proceeds from sales of mortgage loans held-for-sale	3,869,137	4,468,984	3,971,724
BOLI income	(3,524)	(3,594)	(3,146)
Decrease (increase) in trading securities, net	994	(1,541)	758
Net (increase) decrease in brokerage customer receivables	(1,250)	2,450	(3,410)
Gains on mortgage loans sold	(88,699)	(112,981)	(104,695)
Gains on investment securities, net	(45)	(7,645)	(323)
Gains on early extinguishment of debt, net	—	(3,588)	—
(Gains) losses on sales of premises and equipment, net	(192)	(305)	807
Net losses (gains) on sales and fair value adjustments of other real estate owned	639	1,381	(350)
Gain on termination of loss share agreements with the FDIC	(385)	—	—
Increase in accrued interest receivable and other assets, net	(126,071)	(43,614)	(151,132)
Increase in accrued interest payable and other liabilities, net	30,693	113,258	292
Net Cash Provided by Operating Activities	401,041	310,032	38,966
Investing Activities:
Proceeds from maturities of available-for-sale securities	284,257	1,234,162	506,798
Proceeds from maturities of held-to-maturity securities	57,908	710	55
Proceeds from sales and calls of available-for-sale securities	336,539	2,208,010	1,515,559
Proceeds from calls of held-to-maturity securities	51,090	734,326	770
Purchases of available-for-sale securities	(774,066)	(3,398,640)	(2,092,652)
Purchases of held-to-maturity securities	(301,964)	(486,696)	(22,892)
Redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock, net	43,505	(31,913)	(9,999)
Net cash paid in business combinations	(284)	(613,619)	(15,428)
Proceeds from sales of other real estate owned	18,742	38,367	50,405
Proceeds (paid to) received from the FDIC related to reimbursements on covered assets	(15,411)	1,207	1,859
Net (increase) decrease in interest-bearing deposits with banks	(81,621)	(366,591)	531,396
Net increase in loans	(1,863,245)	(1,779,905)	(2,066,666)
Redemption of BOLI	—	1,840	2,701
Purchases of premises and equipment, net	(59,194)	(33,923)	(43,459)
Net Cash Used for Investing Activities	(2,303,744)	(2,492,665)	(1,641,553)
Financing Activities:
Increase in deposit accounts	1,524,848	2,769,022	1,381,425
(Decrease) increase in subordinated notes and other borrowings, net	(4,888)	(3,405)	44,415
Increase (decrease) in Federal Home Loan Bank advances, net	403,000	(707,594)	115,186
Proceeds from the issuance of common stock, net	—	152,911	—
Proceeds from the issuance of preferred stock, net	—	—	120,842
Redemption of junior subordinated debentures, net	—	(10,695)	—
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	28,229	15,828	16,119
Common stock repurchases for tax withholdings related to stock-based compensation	(397)	(616)	(424)
Dividends paid	(40,543)	(38,568)	(29,888)
Net Cash Provided by Financing Activities	1,910,249	2,176,883	1,647,675
Net Increase (Decrease) in Cash and Cash Equivalents	7,546	(5,750)	45,088
Cash and Cash Equivalents at Beginning of Period	270,045	275,795	230,707
Cash and Cash Equivalents at End of Period	$277,591	$270,045	$275,795
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$112,783	$91,390	$77,737
Income taxes, net	76,812	94,888	94,723
Acquisitions:
Fair value of assets acquired, including cash and cash equivalents	1,022	882,865	1,187,115
Value ascribed to goodwill and other intangible assets	999	27,083	79,879
Fair value of liabilities assumed	738	259,631	1,033,219
Non-cash activities
Transfer of available-for-sale securities to held-to-maturity securities	—	—	862,712
Transfer to other real estate owned from loans	15,013	13,352	28,565
Common stock issued for acquisitions	—	—	38,723
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

Results of operations of the acquired business are included in the income statement from the effective date of acquisition. Subsequent adjustments to provisional amounts that are identified in reporting periods after the acquisition date of the business combination are recognized in the reporting period in which the adjustment amounts are determined.

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

Securities Purchased Under Resale Agreements and Securities Sold Under Repurchase Agreements

Securities purchased under resale agreements and securities sold under repurchase agreements are generally treated as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. Securities, consisting of U.S. Treasury, U.S. Government agency and mortgage-backed securities, pledged as collateral under these financing arrangements cannot be sold by the secured party. The fair value of collateral either received from or provided to a third party is monitored and additional collateral is obtained or requested to be returned as deemed appropriate.

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

Lease Investments

The Company’s investments in equipment and other assets held on operating leases are reported as lease investments, net. Rental income on operating leases is recognized as income over the lease term on a straight-line basis. Equipment and other assets held on operating leases is stated at cost less accumulated depreciation. Depreciation of the cost of the assets held on operating leases, less any residual value, is computed using the straight-line method over the term of the leases, which is generally seven years or less.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Useful lives range from two to 15 years for furniture, fixtures and equipment, two to five years for software and computer-related equipment and seven to 39 years for buildings and improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the respective lease including any lease renewals deemed to be reasonably assured. Land and antique furnishings and artwork are not subject to depreciation. Expenditures for major additions and improvements are capitalized, and maintenance and repairs are charged to expense as incurred. Internal costs related to the configuration and installation of new software and the modification of existing software that provides additional functionality are capitalized.

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

FDIC Loss Share Asset (Liability)

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements covered losses incurred with respect to loans, foreclosed real estate and certain other assets. The loss share assets and liabilities were measured separately from the loan portfolios because they were not contractually embedded in the loans and were not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities were recorded as FDIC indemnification assets and other liabilities on the Consolidated Statements of Condition. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduced FDIC loss share assets or increased FDIC loss share liabilities. Reductions to expected losses, to the extent such reductions to expected losses are the result of an improvement to the actual or expected cash flows from the covered assets, also reduced FDIC loss share assets or increased FDIC loss share liabilities. In accordance with certain clawback provisions, the Company was required to reimburse the FDIC when actual losses were less than certain thresholds established for each loss share agreement. The balance of these estimated reimbursements and any related amortization were adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition, estimated reimbursements from clawback provisions were recorded as a reduction to FDIC loss share assets or an increase to FDIC loss share liabilities. Although these assets and liabilities were contractual receivables from and payables to the FDIC, there were no contractual interest rates. Additional expected losses, to the extent such expected losses resulted in the recognition of an allowance for loan losses, increased FDIC loss share assets or reduced FDIC loss share liabilities. The corresponding amortization or accretion was recorded as a component of non-interest income on the Consolidated Statements of Income.

On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. See Note 7, "Business Combinations," for further discussion of the termination of FDIC loss share agreements.

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for loan losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2017 and 2016, other real estate owned, excluding covered other real estate owned, totaled $40.6 million and $40.3 million, respectively.

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

Bank-Owned Life Insurance ("BOLI")

The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2017 and 2016, BOLI totaled $145.9 million and $141.6 million, respectively.

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

Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (“covered call options”). These option transactions are designed primarily as an economic hedge to compensate for net interest margin compression by increasing the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2017 and 2016.

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

Gains and losses relating to translating functional currency financial statements for U.S. reporting are included in other comprehensive income. Gains and losses relating to the re-measurement of transactions to the functional currency are reported in the Consolidated Statements of Income.

Going Concern

In connection with preparing financial statements for each reporting period, the Company evaluates whether conditions or events, considered in the aggregate, exist that would raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. If substantial doubt exists, specific disclosures are required to be included in the Company's financial statements issued. Through its evaluation, the Company did not identify any conditions or events that would raise substantial doubt about the Company's ability to continue as a going concern within one year of the issuance of these consolidated financial statements.

New Accounting Pronouncements Adopted

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” to clarify guidance surrounding the effect on an existing hedging relationship of a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. This ASU states that a change in counterparty to such derivative instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance was effective for fiscal years beginning after December 15, 2016 and did not have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to simplify the accounting for several areas of share-based payment transactions. This included the recognition of all excess tax benefits and tax deficiencies as income tax expense instead of surplus, the classification on the statement of cash flows of excess tax benefits and taxes paid when the employer withholds shares for tax-withholding purposes. Additionally, related to forfeitures, the ASU provides the option to estimate the number of awards that are expected to vest or account for forfeitures as they occur. This guidance was effective for fiscal years beginning after December 15, 2016. For the year ended December 31, 2017, the Company recorded $6.2 million of excess tax benefits within income tax expense on the Consolidated Statements of Income as a result of adoption. Additionally, related to forfeitures, the Company elected to continue to estimate the number of awards expected to vest after adoption.

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

(2) Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, which created “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and develop a common revenue standard for customer contracts. This ASU provides guidance regarding how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also added a new subtopic to the codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers” to provide guidance on costs related to obtaining and fulfilling a customer contract. Furthermore, the new standard requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. At the time ASU No. 2014-09 was issued, the guidance was effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a deferral of the effective date by one year, which resulted in the guidance becoming effective for the Company as of January 1, 2018.

The FASB has continued to issue various Updates to clarify and improve specific areas of ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance within ASU No. 2014-09 surrounding principal versus agent considerations and its impact on revenue recognition. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to also clarify the implementation guidance within ASU No. 2014-09 related to these two topics. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting,” to remove certain areas of SEC Staff Guidance from those specific Topics. In May 2016 and December 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify specific aspects of implementation, including the collectability criterion, exclusion of sales taxes collected from a transaction price, noncash consideration, contract modifications, completed contracts at transition, the applicability of loan guarantee fees, impairment of capitalized contract costs and certain disclosure requirements. In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” to clarify the implementation guidance within ASU No. 2014-09 surrounding transfers of nonfinancial assets, including partial sales of such assets, and its impact on revenue recognition. Like ASU No. 2014-09, this guidance is effective for the Company starting January 1, 2018.

As certain significant revenue sources related to financial instruments such as interest income are considered not in-scope, the new guidance will not have a significant impact on the Company's consolidated financial statements. Revenue sources impacted by the new guidance include brokerage and trust and asset management fees from the wealth management business unit, card-based fees, deposit-related fees and other non-interest income. During implementation, the Company reviewed specific contracts with customers across these various sources of revenue. Contract reviews assisted in identifying any characteristics of such contracts that could result in a change in the Company's current practices for recognition of revenue and recognition of costs incurred to obtain or fulfill such contracts. After review, the Company identified no indication within the terms of such contracts that a change in the Company's current practices was necessary. The Company will elect to adopt the new guidance using the modified retrospective approach applied to all contracts as of the date of initial application at January 1, 2018. At this time, electing the modified retrospective approach would result in no cumulative effect adjustment to the opening balance of retained earnings at the date of initial application.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to improve the accounting for financial instruments. This ASU requires equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income regardless of classification. For equity investments without a readily determinable fair value, the value of the investment would be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This guidance is effective as of January 1, 2018. For equity investments with a readily determinable fair value, this guidance will be applied under a modified retrospective approach with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For equity investments without a readily determinable fair value, this guidance will be applied prospectively. The Company has evaluated adoption of this guidance and determined it will not have a material impact on the Company's consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to improve transparency and comparability across entities regarding leasing arrangements. This ASU requires the recognition of a separate lease liability representing the required discounted lease payments over the lease term and a separate lease asset representing the right to use the underlying asset during the same lease term. Further, this ASU provides clarification regarding the identification of certain components of contracts that would represent a lease as well as requires additional disclosures to the notes of the financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," to permit an entity to elect an optional practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under existing accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach, including the option to apply certain practical expedients.

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements. Excluding any impact from the clarification of contracts representing a lease, the Company expects to recognize separate lease liabilities and right of use assets for the amounts related to certain facilities under operating lease agreements currently disclosed in Note 15, "Minimum Lease Commitments". Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption. The Company has established a committee consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements.

Derivatives

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” to improve the financial reporting of hedging relationships to better align the economic results of an entity’s risk management activities and disclosures within its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the hedge accounting to derivative instruments as well as allows a one-time election to reclassify fixed-rate, prepayable investment securities from a held-to-maturity classification to an available-for-sale classification. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Guidance related to existing cash flow hedges and, if elected, fair value hedges is to be applied under a modified retrospective approach and guidance related to amended presentation and disclosures is to be applied under a prospective approach.

Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company did not early adopt this guidance in 2017. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Allowance for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining credit loss estimates. This impacts the calculation of an allowance for credit losses for all financial assets measured under the amortized cost basis, including PCI loans at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach.

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. Specifically, the Company has established a committee consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information and has identified certain historical data and system requirements.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force),” to clarify the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach, if practicable. The Company has evaluated adoption of this guidance and determined it will not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” to clarify the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach. The Company has evaluated adoption of this guidance and determined it will not have a material impact on the Company's consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” to improve the accounting for intra-entity transfers of assets other than inventory. This ASU allows the recognition of current and deferred income taxes for such transfers prior to the subsequent sale of the transferred assets to an outside party. Initial recognition of current and deferred income taxes is currently prohibited for intra-entity transfers of assets other than inventory. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach through cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has evaluated adoption of this guidance and determined it will not have a material impact on the Company's consolidated financial statements.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a prospective approach. Adoption of this new guidance will impact the determination of whether future acquisitions are considered a business combination and the resulting impact of such determination on the consolidated financial statements.

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

Compensation

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. An entity will be required to report the service cost component of such costs in the same line item or items as other compensation costs related to services rendered. Additionally, only the service cost component will be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a retrospective approach related to presentation of the service cost component and a prospective approach related to capitalization of such costs. Early adoption was permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company did not early adopt this guidance in 2017. The Company has evaluated adoption of this guidance and determined it will not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” to clarify when modification accounting is appropriate for changes to the terms and conditions of a share-based payment award. An entity will be required to account for such changes as a modification unless certain criteria is met. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied under a prospective approach for awards modified on or after the adoption date. Early adoption was permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company did not early adopt this guidance in 2017. The Company has evaluated adoption of this guidance and determined that it will not have a material impact on the Company's consolidated financial statements.

Amortization of Premium on Certain Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” to amend the amortization period for certain purchased callable debt securities held at a premium. The amortization period for such securities will be shortened to the earliest call date. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach. Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company did not early adopt this guidance in 2017. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Accumulated Other Comprehensive Income (Loss)

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings related to remaining tax effects resulting from the Tax Act. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the Tax Act is recognized. Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company did not early adopt this guidance in 2017. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2017 and 2016 is as follows:

	December 31, 2017				December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$144,904	$—	$(1,082)	$143,822	$142,741	$1	$(759)	$141,983
U.S. Government agencies	157,638	2	(725)	156,915	189,540	47	(435)	189,152
Municipal	113,197	2,712	(557)	115,352	129,446	2,969	(606)	131,809
Corporate notes:
Financial issuers	30,309	43	(301)	30,051	65,260	132	(1,000)	64,392
Other	1,000	—	(1)	999	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,291,695	446	(31,955)	1,260,186	1,185,448	284	(54,330)	1,131,402
Collateralized mortgage obligations	60,092	64	(617)	59,539	30,105	67	(490)	29,682
Equity securities	34,234	3,357	(789)	36,802	32,608	3,429	(789)	35,248
Total available-for-sale securities	$1,833,069	$6,624	$(36,027)	$1,803,666	$1,776,148	$6,929	$(58,410)	$1,724,667
Held-to-maturity securities
U.S. Government agencies	$579,062	$23	$(14,066)	$565,019	$433,343	$7	$(24,470)	$408,880
Municipal	247,387	2,668	(2,558)	247,497	202,362	647	(4,287)	198,722
Total held-to-maturity securities	$826,449	$2,691	$(16,624)	$812,516	$635,705	$654	$(28,757)	$607,602

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$24,811	$(215)	$119,011	$(867)	$143,822	$(1,082)
U.S. Government agencies	14,462	(69)	141,471	(656)	155,933	(725)
Municipal	28,221	(256)	15,840	(301)	44,061	(557)
Corporate notes:
Financial issuers	1,210	(1)	5,665	(300)	6,875	(301)
Other	—	—	999	(1)	999	(1)
Mortgage-backed:
Mortgage-backed securities	137,255	(915)	989,971	(31,040)	1,127,226	(31,955)
Collateralized mortgage obligations	35,038	(213)	13,719	(404)	48,757	(617)
Equity securities	9,116	(343)	6,054	(446)	15,170	(789)
Total available-for-sale securities	$250,113	$(2,012)	$1,292,730	$(34,015)	$1,542,843	$(36,027)
Held-to-maturity securities
U.S. Government agencies	$241,849	$(3,263)	$300,200	$(10,803)	$542,049	$(14,066)
Municipal	56,901	(1,004)	52,399	(1,554)	109,300	(2,558)
Total held-to-maturity securities	$298,750	$(4,267)	$352,599	$(12,357)	$651,349	$(16,624)

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

The Company does not consider securities with unrealized losses at December 31, 2017 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily U.S. Treasury securities, U.S. government agency securities, municipal securities and mortgage-backed securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales and calls of investment securities:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Realized gains	$147	$9,399	$658
Realized losses	(102)	(1,754)	(335)
Net realized gains	$45	$7,645	$323
Other than temporary impairment charges	—	—	—
Gains on investment securities, net	$45	$7,645	$323
Proceeds from sales and calls of available-for-sale securities	$336,539	$2,208,010	$1,515,559
Proceeds from calls of held-to-maturity securities	51,090	734,326	770
Net gains on investment securities resulted in income tax expense of $18,000, $2.9 million and $122,000 in 2017, 2016 and 2015, respectively.

The amortized cost and fair value of securities as of December 31, 2017 and December 31, 2016, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$300,833	$299,285	$145,353	$145,062
Due in one to five years	97,019	97,326	321,019	320,423
Due in five to ten years	33,947	35,029	27,319	28,451
Due after ten years	15,249	15,499	34,296	34,399
Mortgage-backed	1,351,787	1,319,725	1,215,553	1,161,084
Equity securities	34,234	36,802	32,608	35,248
Total available-for-sale securities	$1,833,069	$1,803,666	$1,776,148	$1,724,667
Held-to-maturity securities
Due in one year or less	$170	$171	$—	$—
Due in one to five years	38,392	38,012	29,794	29,416
Due in five to ten years	205,227	203,680	69,664	67,820
Due after ten years	582,660	570,653	536,247	510,366
Total held-to-maturity securities	$826,449	$812,516	$635,705	$607,602
At December 31, 2017 and December 31, 2016, securities having a carrying value of $1.7 billion and $1.4 billion, respectively, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2017, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company's loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Balance:
Commercial	$6,787,677	$6,005,422
Commercial real estate	6,580,618	6,196,087
Home equity	663,045	725,793
Residential real estate	832,120	705,221
Premium finance receivables—commercial	2,634,565	2,478,581
Premium finance receivables—life insurance	4,035,059	3,470,027
Consumer and other	107,713	122,041
Total loans, net of unearned income, excluding covered loans	$21,640,797	$19,703,172
Covered loans	—	58,145
Total loans, net of unearned income	$21,640,797	$19,761,317
Mix:
Commercial	31%	30%
Commercial real estate	30	31
Home equity	3	4
Residential real estate	4	4
Premium finance receivables—commercial	12	12
Premium finance receivables—life insurance	19	18
Consumer and other	1	1
Total loans, net of unearned income, excluding covered loans	100%	100%
Covered loans	—	—
Total loans, net of unearned income	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $87.0 million and $69.6 million at December 31, 2017 and 2016, respectively.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $9.3 million and $2.6 million at December 31, 2017 and 2016, respectively. PCI loans are recorded net of credit discounts. See "Acquired Loan Information at Acquisition - PCI Loans" below.

Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $6.4 billion and $6.7 billion at December 31, 2017 and 2016, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2017, approximately $5.8 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $677.7 million of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2017 and 2016, the banks had outstanding borrowings of $559.7 million and $153.8 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 11, “Federal Home Loan Bank Advances,” for a summary of these borrowings.

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

Acquired Loan Information at Acquisition — PCI Loans

As part of the Company's previous acquisitions, the Company acquired loans for which there was evidence of credit quality deterioration since origination (PCI loans) and we determined that it was probable that the Company would be unable to collect all contractually required principal and interest payments. The following table presents the unpaid principal balance and carrying value for these acquired loans as of the dates shown:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
PCI loans	$375,237	$350,690	$509,446	$471,786

See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” for further discussion regarding the allowance for loan losses associated with PCI loans at December 31, 2017.

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

	Years Ended December 31,
(Dollars in thousands)	2017	2016
Accretable yield, beginning balance	$49,408	$63,902
Acquisitions	426	2,462
Accretable yield amortized to interest income	(21,512)	(23,218)
Accretable yield amortized to indemnification asset/liability (1)	(1,087)	(5,746)
Reclassification from non-accretable difference (2)	7,805	13,733
Increases (Decreases) in interest cash flows due to payments and changes in interest rates	1,525	(1,725)
Accretable yield, ending balance	$36,565	$49,408

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $21.5 million and $23.2 million in 2017 and 2016, respectively.  These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(5) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at December 31, 2017 and 2016:

As of December 31, 2017 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$11,260	$—	$3,746	$13,392	$4,314,107	$4,342,505
Franchise	2,447	—	—	—	845,150	847,597
Mortgage warehouse lines of credit	—	—	—	4,000	190,523	194,523
Asset-based lending	1,550	—	283	10,057	968,576	980,466
Leases	439	—	3	1,958	410,772	413,172
PCI - commercial (1)	—	877	186	—	8,351	9,414
Total commercial	$15,696	$877	$4,218	$29,407	$6,737,479	$6,787,677
Commercial real estate:
Construction	3,143	—	—	200	742,171	745,514
Land	188	—	—	5,156	121,140	126,484
Office	2,438	—	—	4,458	887,937	894,833
Industrial	811	—	—	2,412	879,796	883,019
Retail	12,328	—	668	148	938,383	951,527
Multi-family	—	—	—	1,034	914,610	915,644
Mixed use and other	3,140	—	1,423	9,641	1,921,501	1,935,705
PCI - commercial real estate (1)	—	7,135	2,255	6,277	112,225	127,892
Total commercial real estate	$22,048	$7,135	$4,346	$29,326	$6,517,763	$6,580,618
Home equity	8,978	—	518	4,634	648,915	663,045
Residential real estate, including PCI	17,977	5,304	1,303	8,378	799,158	832,120
Premium finance receivables
Commercial insurance loans	12,163	9,242	17,796	15,849	2,579,515	2,634,565
Life insurance loans	—	—	4,837	10,017	3,820,936	3,835,790
PCI - life insurance loans (1)	—	—	—	—	199,269	199,269
Consumer and other, including PCI	740	101	242	727	105,903	107,713
Total loans, net of unearned income	$77,602	$22,659	$33,260	$98,338	$21,408,938	$21,640,797

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4, “Loans,” for further discussion of these purchased loans.

As of December 31, 2016 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$13,441	$174	$2,341	$11,779	$3,716,977	$3,744,712
Franchise	—	—	—	493	869,228	869,721
Mortgage warehouse lines of credit	—	—	—	—	204,225	204,225
Asset-based lending	1,924	—	135	1,609	871,402	875,070
Leases	510	—	—	1,331	293,073	294,914
PCI - commercial (1)	—	1,689	100	2,428	12,563	16,780
Total commercial	$15,875	$1,863	$2,576	$17,640	$5,967,468	$6,005,422
Commercial real estate
Construction	$2,408	$—	$—	$1,824	$606,007	$610,239
Land	394	—	188	—	104,219	104,801
Office	4,337	—	4,506	1,232	857,599	867,674
Industrial	7,047	—	4,516	2,436	756,602	770,601
Retail	597	—	760	3,364	907,872	912,593
Multi-family	643	—	322	1,347	805,312	807,624
Mixed use and other	6,498	—	1,186	12,632	1,931,859	1,952,175
PCI - commercial real estate (1)	—	16,188	3,775	8,888	141,529	170,380
Total commercial real estate	$21,924	$16,188	$15,253	$31,723	$6,110,999	$6,196,087
Home equity	9,761	—	1,630	6,515	707,887	725,793
Residential real estate, including PCI	12,749	1,309	936	8,271	681,956	705,221
Premium finance receivables
Commercial insurance loans	14,709	7,962	5,646	14,580	2,435,684	2,478,581
Life insurance loans	—	3,717	17,514	16,204	3,182,935	3,220,370
PCI - life insurance loans (1)	—	—	—	—	249,657	249,657
Consumer and other, including PCI	439	207	100	887	120,408	122,041
Total loans, net of unearned income, excluding covered loans	75,457	31,246	43,655	95,820	19,456,994	19,703,172
Covered loans	2,121	2,492	225	1,553	51,754	58,145
Total loans, net of unearned income	77,578	33,738	43,880	97,373	19,508,748	19,761,317

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4, “Loans,” for further discussion of these purchased loans.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at December 31, 2017 and 2016:

	Performing		Non-performing		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2017	2016	2017	2016	2017	2016
Loan Balances:
Commercial
Commercial, industrial and other	$4,331,245	$3,731,097	$11,260	$13,615	$4,342,505	$3,744,712
Franchise	845,150	869,721	2,447	—	847,597	869,721
Mortgage warehouse lines of credit	194,523	204,225	—	—	194,523	204,225
Asset-based lending	978,916	873,146	1,550	1,924	980,466	875,070
Leases	412,733	294,404	439	510	413,172	294,914
PCI - commercial (1)	9,414	16,780	—	—	9,414	16,780
Total commercial	$6,771,981	$5,989,373	$15,696	$16,049	$6,787,677	$6,005,422
Commercial real estate
Construction	742,371	607,831	3,143	2,408	745,514	610,239
Land	126,296	104,407	188	394	126,484	104,801
Office	892,395	863,337	2,438	4,337	894,833	867,674
Industrial	882,208	763,554	811	7,047	883,019	770,601
Retail	939,199	911,996	12,328	597	951,527	912,593
Multi-family	915,644	806,981	—	643	915,644	807,624
Mixed use and other	1,932,565	1,945,677	3,140	6,498	1,935,705	1,952,175
PCI - commercial real estate (1)	127,892	170,380	—	—	127,892	170,380
Total commercial real estate	$6,558,570	$6,174,163	$22,048	$21,924	$6,580,618	$6,196,087
Home equity	654,067	716,032	8,978	9,761	663,045	725,793
Residential real estate, including PCI	810,865	692,472	21,255	12,749	832,120	705,221
Premium finance receivables
Commercial insurance loans	2,613,160	2,455,910	21,405	22,671	2,634,565	2,478,581
Life insurance loans	3,835,790	3,216,653	—	3,717	3,835,790	3,220,370
PCI - life insurance loans (1)	199,269	249,657	—	—	199,269	249,657
Consumer and other, including PCI	106,933	121,458	780	583	107,713	122,041
Total loans, net of unearned income, excluding covered loans	$21,550,635	$19,615,718	$90,162	$87,454	$21,640,797	$19,703,172

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 4, “Loans,” for further discussion of these purchased loans.

A summary of the activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the years ended December 31, 2017 and 2016 is as follows:

Year Ended December 31, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Other adjustments (1)	16	(155)	167	356	138	51	573
Reclassification to/from allowance for unfunded lending-related commitments	500	(431)	—	—	—	—	69
Charge-offs	(5,159)	(4,236)	(3,952)	(1,284)	(7,335)	(729)	(22,695)
Recoveries	1,870	2,190	746	452	2,128	299	7,685
Provision for credit losses	16,091	6,437	1,758	1,450	4,290	(44)	29,982
Allowance for loan losses at period end	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Allowance for unfunded lending-related commitments at period end	—	1,269	—	—	—	—	1,269
Allowance for credit losses at period end	$57,811	$56,496	$10,493	$6,688	$6,846	$840	$139,174
By measurement method:
Individually evaluated for impairment	4,464	2,177	784	586	—	26	8,037
Collectively evaluated for impairment	52,820	53,938	9,709	5,979	6,846	814	130,106
Loans acquired with deteriorated credit quality	527	381	—	123	—	—	1,031
Loans at period end:
Individually evaluated for impairment	$35,612	$38,534	$9,254	$21,253	$—	$759	$105,412
Collectively evaluated for impairment	6,742,651	6,414,192	653,791	765,149	6,470,355	104,840	21,150,978
Loans acquired with deteriorated credit quality	9,414	127,892	—	12,001	199,269	2,114	350,690
Loan held at fair value	—	—	—	33,717	—	—	33,717

(1)	Includes $742,000 of allowance for covered loan losses reclassified as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.

Year Ended December 31, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$36,135	$43,758	$12,012	$4,734	$7,233	$1,528	$105,400
Other adjustments	(90)	(154)	—	(57)	10	—	(291)
Reclassification to/from allowance for unfunded lending-related commitments	(500)	(225)	—	—	—	—	(725)
Charge-offs	(7,915)	(1,930)	(3,998)	(1,730)	(8,193)	(925)	(24,691)
Recoveries	1,594	2,945	484	225	2,374	186	7,808
Provision for credit losses	15,269	7,028	3,276	2,542	6,201	474	34,790
Allowance for loan losses at period end	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Allowance for unfunded lending-related commitments at period end	500	1,173	—	—	—	—	1,673
Allowance for credit losses at period end	$44,993	$52,595	$11,774	$5,714	$7,625	$1,263	$123,964
By measurement method:
Individually evaluated for impairment	1,717	3,004	1,233	849	—	100	6,903
Collectively evaluated for impairment	42,624	49,552	10,541	4,792	7,625	1,162	116,296
Loans acquired with deteriorated credit quality	652	39	—	73	—	1	765
Loans at period end:
Individually evaluated for impairment	$20,790	$42,309	$9,994	$17,735	$—	$495	$91,323
Collectively evaluated for impairment	5,967,852	5,983,398	715,799	661,045	5,698,951	120,375	19,147,420
Loans acquired with deteriorated credit quality	16,780	170,380	—	4,304	249,657	1,171	442,292
Loan held at fair value	—	—	—	22,137	—	—	22,137

A summary of activity in the allowance for covered loan losses for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended
	December 31,	December 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$1,322	$3,026
Allowance for covered loan losses transferred to allowance for loan losses subsequent to loss share termination or expiration	(742)	(156)
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(1,063)	(3,530)
Benefit attributable to FDIC loss share agreements	1,592	2,949
Net provision for covered loan losses and transfer from allowance for covered loan losses to allowance for loan losses	$(213)	$(737)
Increase/decrease in FDIC indemnification liability/asset	(1,592)	(2,949)
Loans charged-off	(517)	(1,410)
Recoveries of loans charged-off	1,000	3,392
Net recoveries	$483	$1,982
Balance at end of period	$—	$1,322
In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses result in the recognition of an allowance for loan losses, increased the FDIC loss share asset or reduced any FDIC loss share liability. The allowance for loan losses for loans acquired in FDIC-assisted transactions was determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses was reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses were the result of an improvement to the actual or expected cash flows from the covered assets, reduced the FDIC loss share asset or increased any FDIC loss share liability. Additions to expected losses required an increase to the allowance for loan losses, and a corresponding increase to the FDIC loss share asset or reduction to any FDIC loss share liability. See “FDIC-Assisted Bank Acquisitions” within Note 7, “Business Combinations,” for more detail.

On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. As a result, the allowance for covered loan losses previously measured is included within the allowance for credit losses, excluding covered loans, presented above for subsequent periods. See Note 7, "Business Combinations," for further discussion of the termination of FDIC loss share agreements.

Impaired Loans

A summary of impaired loans, including TDRs, at December 31, 2017 and 2016 is as follows:

(Dollars in thousands)	2017	2016
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$36,084	$33,146
Impaired loans with no allowance for loan loss required	69,004	57,370
Total impaired loans (2)	$105,088	$90,516
Allowance for loan losses related to impaired loans	$8,023	$6,377
TDRs	49,786	41,708
Reduction of interest income from non-accrual loans	2,373	3,060
Interest income recognized on impaired loans	6,298	5,485

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2017 and 2016:

	As of			For the Year Ended
December 31, 2017 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$6,233	$7,323	$3,951	$7,220	$452
Franchise	—	—	—	—	—
Asset-based lending	948	949	355	1,302	72
Leases	2,331	2,337	158	2,463	117
Commercial real estate
Construction	3,097	3,897	403	3,690	197
Land	—	—	—	—	—
Office	471	471	5	481	24
Industrial	408	408	40	414	25
Retail	15,599	15,657	1,336	15,736	624
Multi-family	—	—	—	—	—
Mixed use and other	1,567	1,586	379	1,599	77
Home equity	1,606	1,869	784	1,626	81
Residential real estate	3,798	3,910	586	3,790	146
Consumer and other	26	28	26	27	2
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,460	$12,259	$—	$10,170	$683
Franchise	16,256	16,256	—	17,089	780
Asset-based lending	602	602	—	688	40
Leases	782	782	—	845	49
Commercial real estate
Construction	1,367	1,678	—	1,555	84
Land	3,961	4,192	—	4,129	182
Office	2,438	6,140	—	3,484	330
Industrial	403	2,010	—	1,849	174
Retail	2,393	3,538	—	2,486	221
Multi-family	1,231	2,078	—	1,246	76
Mixed use and other	5,275	6,731	—	5,559	351
Home equity	7,648	11,648	—	9,114	603
Residential real estate	17,455	20,327	—	17,926	860
Consumer and other	733	890	—	773	48
Total loans, net of unearned income	$105,088	$127,566	$8,023	$115,261	$6,298

	As of			For the Year Ended
December 31, 2016 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$2,601	$2,617	$1,079	$2,649	$134
Franchise	—	—	—	—	—
Asset-based lending	233	235	26	235	10
Leases	2,441	2,443	107	2,561	128
Commercial real estate
Construction	5,302	5,302	86	5,368	164
Land	1,283	1,283	1	1,303	47
Office	2,687	2,697	324	2,797	137
Industrial	5,207	5,843	1,810	7,804	421
Retail	1,750	1,834	170	2,039	101
Multi-family	—	—	—	—	—
Mixed use and other	3,812	4,010	592	4,038	195
Home equity	1,961	1,873	1,233	1,969	75
Residential real estate	5,752	6,327	849	5,816	261
Consumer and other	117	121	100	131	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$12,534	$14,704	$—	$14,944	$948
Franchise	—	—	—	—	—
Asset-based lending	1,691	2,550	—	8,467	377
Leases	873	873	—	939	56
Commercial real estate
Construction	4,003	4,003	—	4,161	81
Land	3,034	3,503	—	3,371	142
Office	3,994	5,921	—	4,002	323
Industrial	2,129	2,436	—	2,828	274
Retail	—	—	—	—	—
Multi-family	1,903	1,987	—	1,825	84
Mixed use and other	6,815	7,388	—	6,912	397
Home equity	8,033	10,483	—	8,830	475
Residential real estate	11,983	14,124	—	12,041	622
Consumer and other	378	489	—	393	26
Total loans, net of unearned income	$90,516	$103,046	$6,377	$105,423	$5,485

Average recorded investment in impaired loans for the years ended December 31, 2017, 2016, and 2015 were $115.3 million, $105.4 million, and $107.2 million, respectively. Interest income recognized on impaired loans was $6.3 million, $5.5 million and $6.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

TDRs

At December 31, 2017, the Company had $49.8 million in loans modified in TDRs. The $49.8 million in TDRs represents 80 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at December 31, 2017 and approximately $3.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans. For the years ended December 31, 2017 and 2016, the Company recorded $207,000 and $421,000, respectively, in interest income representing this decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At December 31, 2017, the Company had $9.7 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $9.8 million at December 31, 2017.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2017, 2016, and 2015, which represent TDRs:

Year ended December 31, 2017	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$3,775	1	$95	1	$2,272	3	$1,408	—	$—
Franchise	3	16,256	—	—	—	—	3	16,256	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	—	—	—	—	—	—
Residential real estate and other	12	3,049	10	2,925	8	2,643	1	55	1	69
Total loans	21	$24,325	12	$4,265	9	$4,915	7	$17,719	1	$69

Year ended December 31, 2016	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$345	3	$345	—	$—	—	$—	1	$275
Franchise	—	—	—	—	—	—	—	—	—	—
Leases	2	2,949	2	2,949	—	—	—	—	—	—
Commercial real estate
Office	1	450	1	450	—	—	—	—	—	—
Industrial	6	7,921	6	7,921	3	7,196	—	—	—	—
Mixed use and other	2	150	2	150	—	—	—	—	—	—
Residential real estate and other	7	1,082	5	841	6	850	2	470	—	—
Total loans	21	$12,897	19	$12,656	9	$8,046	2	$470	1	$275

Year ended December 31, 2015	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Franchise	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	1	169	1	169	—	—	1	169	—	—
Mixed use and other	2	201	2	201	—	—	2	201	—	—
Residential real estate and other	9	1,664	9	1,664	5	674	1	50	—	—
Total loans	12	$2,034	12	$2,034	5	$674	4	$420	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the year ended December 31, 2017, $24.3 million, or 21 loans, were determined to be TDRs, compared to $12.9 million, or 21 loans, and $2.0 million, or 12 loans, in the years ended 2016 and 2015, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 35 months in 2017 compared to 19 months in 2016 and 45 months in 2015. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 485 basis points, 34 basis points and 358 basis points during the years ended December 31, 2017, 2016, and 2015, respectively. Interest-only payment terms were approximately eleven months during the year ended 2017 compared to seven months and 17 months for the years ended 2016 and 2015, respectively. Additionally, $73,000 of principal balance were forgiven in 2017 compared to $300,000 of principal balance forgiven during 2016 and no principal balances during 2015.

The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2017, 2016, and 2015, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2017				Year Ended December 31, 2016				Year Ended December 31, 2015
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$3,775	4	$3,681	3	$345	1	$28	—	$—	—	$—
Franchise	3	$16,256	—	$—	—	$—	—	$—	—	$—	—	$—
Leases	—	$—	—	$—	2	$2,949	—	$—	—	$—	—	$—
Commercial real-estate
Office	—	—	—	—	1	450	1	450	—	—	—	—
Industrial	—	—	—	—	6	7,921	5	7,347	1	169	—	—
Mixed use and other	1	1,245	1	1,245	2	150	1	16	2	201	2	201
Residential real estate and other	12	3,049	3	2,052	7	1,082	—	—	9	1,664	4	568
Total loans	21	$24,325	8	$6,978	21	$12,897	8	$7,841	12	$2,034	6	$769

(1)	Total TDRs represent all loans restructured in TDRs during the year indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2017, 2016 and 2015:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2017	2016	2015
Balance at beginning of year	$19,103	$9,092	$8,435
Additions from loans sold with servicing retained	18,341	13,091	1,759
Estimate of changes in fair value due to:
Payoffs and paydowns	(2,595)	(2,325)	(1,315)
Changes in valuation inputs or assumptions	(1,173)	(755)	213
Fair value at end of year	$33,676	$19,103	$9,092
Unpaid principal balance of mortgage loans serviced for others	$2,929,133	$1,784,760	$939,819

The Company recognizes MSR assets upon the sale of residential real estate loans to external third parties when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The initial recognition of MSR assets from loans sold with servicing retained and subsequent changes in fair value of all MSRs are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans. The Company does not specifically hedge the value of its MSRs.

Fair values are determined by using a discounted cash flow model that incorporates the objective characteristics of the portfolio as well as subjective valuation parameters that purchasers of servicing would apply to such portfolios sold into the secondary market. The subjective factors include loan prepayment speeds, discount rates, servicing costs and other economic factors. The Company uses a third party to assist in the valuation of MSRs.

(7) Business Combinations

Non-FDIC Assisted Bank Acquisitions

On November 18, 2016, the Company acquired FCFC. FCFC was the parent company of First Community Bank, Through this transaction, the Company acquired First Community Bank's two banking locations in Elgin, Illinois. First Community Bank was merged into the Company's wholly-owned subsidiary St. Charles Bank. The Company acquired assets with a fair value of approximately $187.3 million, including approximately $79.5 million of loans, and assumed deposits with a fair value of approximately $150.3 million. Additionally, the Company recorded goodwill of $13.8 million on the acquisition.

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

FDIC Assisted Bank Acquisitions

From 2010 to 2012, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of nine financial institutions in FDIC-assisted transactions. Loans comprised the majority of the assets acquired in nearly all of these FDIC-assisted transactions, of which eight such transactions were subject to loss sharing agreements with the FDIC whereby the FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, clawback provisions within these loss share agreements with the FDIC required the Company to reimburse the FDIC in the event that actual losses on covered assets were lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets during periods subject to such agreements.

As of dates subject to such agreements, the loans covered by the loss share agreements were classified and presented as covered loans and the estimated reimbursable losses were recorded as an FDIC indemnification asset or liability in the Consolidated Statements of Condition. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The fair value for loans reflected expected credit losses at the acquisition date. Therefore, the Company only recognized a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration subsequent to the acquisition date. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” for further discussion of the allowance on covered loans.

The loss share agreements with the FDIC covered realized losses on loans, foreclosed real estate and certain other assets and required the Company to record loss share assets and liabilities that were measured separately from the loan portfolios because they were not contractually embedded in the loans and were not transferable with the loans should the Company have chosen to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities were recorded as FDIC indemnification assets and other liabilities, respectively, on the Consolidated Statements of Condition as of dates covered by loss share agreements. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduced the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses were the result of an improvement to the actual or expected cash flows from the covered assets, also reduced the FDIC indemnification assets and, if necessary, increased any loss share liability when necessary reductions exceeded the current value of the FDIC indemnification assets. In accordance with the clawback provision noted above, the Company was required to reimburse the FDIC when actual losses were less than certain thresholds established for each loss share agreement. The balance of these estimated reimbursements in accordance with clawback provisions and any related amortization were adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition as of dates subject to loss share agreements, estimated reimbursements from clawback provisions were recorded as a reduction to the FDIC indemnification asset or, if necessary, an increase to the loss share liability, which was included within accrued interest payable and other liabilities. In the second quarter of 2017, the Company recorded a $4.9 million reduction to the estimated loss share liability as a result of an adjustment related to such clawback provisions. Although these assets were contractual receivables from the FDIC and these liabilities were contractual payables to the FDIC, there were no contractual interest rates. Additional expected losses, to the extent such expected losses resulted in recognition of an allowance for covered loan losses, increased the FDIC indemnification asset or reduced the FDIC indemnification liability. The corresponding amortization was recorded as a component of non-interest income on the Consolidated Statements of Income during periods covered by the loss share agreements.

The following table summarizes the activity in the Company’s FDIC loss share liability during the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Balance at beginning of period	$16,701	$6,100
Reductions from reimbursable expenses	(291)	(1,303)
Amortization	1,044	1,388
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(1,658)	9,309
Resolution through payments paid to the FDIC and termination of loss share agreements	(15,796)	1,207
Balance at end of period	$—	$16,701

On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. Under the terms of the agreements, the Company made a net payment of $15.2 million to the FDIC as consideration for the early termination of the loss share agreements. The Company recorded a pre-tax gain of approximately $0.4 million to write off the remaining loss share asset, relieve the claw-back liability and recognize the payment to the FDIC.

Mortgage Banking Acquisitions

On February 14, 2017, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of American Homestead Mortgage, LLC ("AHM"). The Company recorded goodwill of $999,000 on the acquisition.

PCI loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. For PCI loans, expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio.

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

See Note 4, “Loans,” for more information on loans acquired with evidence of credit quality deterioration since origination.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2017	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2017
Community banking	$427,781	$999	$—	$740	$429,520
Specialty finance	38,692	—	—	1,558	40,250
Wealth management	32,114	—	—	—	32,114
Total	$498,587	$999	$—	$2,298	$501,884

The community banking segment's goodwill increased $1.7 million in 2017 primarily as a result of the acquisition of AHM and subsequent purchase adjustments related to the acquisition of FCFC. The specialty finance segment's goodwill increased $1.6 million in 2017 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2017 is as follows:

	December 31,
(Dollars in thousands)	2017	2016
Community banking segment:
Core deposit intangibles:
Gross carrying amount	$37,272	$37,272
Accumulated amortization	(25,427)	(21,614)
Net carrying amount	$11,845	$15,658
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,972	$1,800
Accumulated amortization	(1,298)	(1,159)
Net carrying amount	$674	$641
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$7,940	$7,940
Accumulated amortization	(2,838)	(2,388)
Net carrying amount	$5,102	$5,552
Total other intangible assets, net	$17,621	$21,851

Estimated amortization for the year-ended:
2018	$3,796
2019	3,223
2020	2,597
2021	2,056
2022	1,556

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

Total amortization expense associated with finite-lived intangibles in 2017, 2016 and 2015 was $4.4 million, $4.8 million and $4.6 million, respectively.

(9) Premises and Equipment, Net

A summary of premises and equipment at December 31, 2017 and 2016 is as follows:

	December 31,
(Dollars in thousands)	2017	2016
Land	$147,704	$137,428
Buildings and leasehold improvements	555,636	533,211
Furniture, equipment, and computer software	203,657	186,450
Construction in progress	6,962	4,436
	$913,959	$861,525
Less: Accumulated depreciation and amortization	292,064	264,224
Total premises and equipment, net	$621,895	$597,301

Depreciation and amortization expense related to premises and equipment totaled $31.5 million in 2017, $32.1 million in 2016 and $31.1 million in 2015.

(10) Deposits

The following is a summary of deposits at December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Balance:
Non-interest bearing	$6,792,497	$5,927,377
NOW and interest bearing demand deposits	2,315,055	2,624,442
Wealth management deposits	2,323,699	2,209,617
Money market	4,515,353	4,441,811
Savings	2,829,373	2,180,482
Time certificates of deposit	4,407,370	4,274,903
Total deposits	$23,183,347	$21,658,632
Mix:
Non-interest bearing	29%	27%
NOW and interest bearing demand deposits	10	12
Wealth management deposits	10	10
Money market	20	21
Savings	12	10
Time certificates of deposit	19	20
Total deposits	100%	100%

Wealth management deposits represent deposit balances of the Company’s subsidiary banks from brokerage customers of WHI, trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

The scheduled maturities of time certificates of deposit at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Due within one year	$3,167,220	$2,803,509
Due in one to two years	969,130	1,173,688
Due in two to three years	127,548	151,283
Due in three to four years	98,952	87,509
Due in four to five years	44,206	58,181
Due after five years	314	733
Total time certificate of deposits	$4,407,370	$4,274,903

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Maturing within three months	$695,904	$592,759
After three but within six months	614,963	429,756
After six but within 12 months	820,285	817,615
After 12 months	784,798	904,195
Total	$2,915,950	$2,744,325

Time deposits in denominations of $250,000 or more were $1.3 billion and $1.2 billion at December 31, 2017 and 2016, respectively.

(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2017 and 2016, is as follows:

(Dollars in thousands)	2017	2016
1.09% advance due February 2017	—	2,000
1.25% advance due February 2017	—	24,928
3.47% advance due November 2017	—	10,000
1.44% advance due January 2018	250,000	—
1.49% advance due February 2018	94,663	91,903
4.18% advance due February 2022	25,000	25,000
1.52% advance due March 2022	50,000	—
1.45% advance due May 2022	50,000	—
1.46% advance due May 2022	90,000	—
Total FHLB advances	$559,663	$153,831

FHLB advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $2.7 billion at December 31, 2017.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.

Approximately $165.0 million of the FHLB advances outstanding at December 31, 2017, have varying put dates ranging from February 2018 to May 2019. At December 31, 2017, the weighted average contractual interest rate on FHLB advances was 1.58%.

(12) Subordinated Notes

At December 31, 2017, the Company had outstanding subordinated notes totaling $139.1 million compared to $139.0 million and $138.9 million outstanding at December 31, 2016 and December 31, 2015, respectively. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

In connection with the issuance of subordinated notes in 2014, the Company incurred costs totaling $1.3 million. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2017, the unamortized balances of these costs were approximately $912,000. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Notes payable	$41,222	$52,445
Short-term borrowings	17,209	61,809
Other	49,131	18,154
Secured borrowings	158,561	130,078
Total other borrowings	$266,123	$262,486

Notes Payable

At December 31, 2017, notes payable represented a $41.2 million term facility (“Term Facility”), which is part of a $150.0 million loan agreement (“Credit Agreement”) with unaffiliated banks dated December 15, 2014 (and subsequently amended). The Credit Agreement consists of the Term Facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility (“Revolving Credit Facility”). At December 31, 2017, the Company had a balance of $41.2 million compared to $52.4 million outstanding balance at December 31, 2016 under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At December 31, 2017 and 2016, the Company had no outstanding balance under the Revolving Credit Facility. In December 2016, the Company amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 12, 2016 to December 11, 2017. In December 2017, the Company again amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 11, 2017 to December 10, 2018.

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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2017, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $17.2 million and $61.8 million at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, securities sold under repurchase agreements represent $17.2 million and $61.8 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2017, the Company had pledged securities related to its customer balances in sweep accounts of $44.3 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Treasury, U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition. The following is a summary of these securities pledged as of December 31, 2017 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Treasury	$4,995
Mortgage-backed securities	24,267
Held-to-maturity securities pledged
U.S. Government agencies	15,000
Total collateral pledged	$44,262
Excess collateral	27,053
Securities sold under repurchase agreements	$17,209

Other Borrowings

Other borrowings at December 31, 2017 represent a fixed-rate promissory note issued by the Company in June 2017 (“Fixed-Rate Promissory Note”) related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the

Company to other banks related to certain capital leases. At December 31, 2017, the Fixed-Rate Promissory Note had a balance of $49.0 million. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2017, the Company was in compliance with all such covenants. Under a previous fixed-rate promissory note with an unrelated creditor related to and secured by an office building owned by the Company, other borrowings totaled $17.7 million at December 31, 2016. In June 2017, this previous fixed-rate promissory note was paid off upon the Company's issuance of the Fixed-Rate Promissory Note. At December 31, 2017, the non-recourse notes related to certain capital leases totaled $151,000 compared to $447,000 at December 31, 2016.

Secured Borrowings

Secured borrowings at December 31, 2017 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2017, the translated balance of the secured borrowing totaled $135.1 million compared to $119.0 million at December 31, 2016. Additionally, the interest rate under the Receivables Purchase Agreement at December 31, 2017 was 2.214%. The remaining $23.5 million within secured borrowings at December 31, 2017 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

(14) Junior Subordinated Debentures

As of December 31, 2017, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long- term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

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

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2017 and 2016. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2017		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2017	2016			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	4.61%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	4.49	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	4.29	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	3.54	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	26,238	L+1.45	3.14	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	3.22	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	4.38	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	4.38	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	4.69	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	L+1.75	3.34	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	L+1.62	3.21	06/2007	09/2037	06/2012
Total			$253,566	$253,566		3.79%

The junior subordinated debentures totaled $253.6 million at December 31, 2017 and 2016.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At December 31, 2017, the weighted average contractual interest rate on the junior subordinated debentures was 3.79%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

(15) Minimum Lease Commitments

The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases were $17.7 million in 2017, $17.4 million in 2016, and $15.7 million in 2015. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $9.8 million, $8.9 million and $7.7 million, in 2017, 2016 and 2015, respectively. The approximate minimum annual gross rental payments and gross rental receipts under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2017, are as follows (in thousands):

	Payments	Receipts
2018	$12,791	$4,603
2019	13,011	3,054
2020	13,534	2,327
2021	11,721	1,750
2022	10,856	1,112
2023 and thereafter	104,270	785
Total minimum future amounts	$166,183	$13,631

(16) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current income taxes:
Federal	$54,977	$98,272	$62,584
State	12,852	20,041	9,417
Foreign	1,243	(10)	(39)
Total current income taxes	$69,072	$118,303	$71,962
Deferred income taxes:
Federal	$51,668	$4,464	$15,550
State	10,403	(14)	5,962
Foreign	1,172	2,226	1,542
Total deferred income taxes	$63,243	$6,676	$23,054
Total income tax expense	$132,315	$124,979	$95,016
The Company's income before income taxes in 2017, 2016 and 2015 includes $7.8 million, $7.0 million and $3.9 million, respectively, of foreign income attributable to its Canadian subsidiary.
The tax effect of fair value adjustments on securities available-for-sale and derivative instruments in cash flow hedges are recorded directly to shareholders' equity as part of other comprehensive income (loss) and are reflected on the Consolidated Statements of Comprehensive Income. In addition, a tax benefit (expense) of $230,000 and $(1.9) million in 2016 and 2015, respectively, related to stock-based compensation, reflecting the excess (deficit) of realized tax benefits over expected tax benefits, was recorded directly to shareholders' equity. In 2017, this excess tax benefit on stock-based compensation was $6.2 million and was recorded in tax expense.

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate of 35% and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income tax expense using the statutory Federal income tax rate of 35% on income before income taxes	$136,499	$116,149	$88,118
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(4,658)	(3,634)	(2,878)
State taxes, net of federal tax benefit	15,115	13,017	9,996
Income earned on bank owned life insurance	(1,167)	(1,198)	(1,562)
Excess tax benefits on share based compensation	(5,470)	—	—
Enactment of Tax Cuts and Jobs Act
Re-measurement of net deferred tax liabilities	(10,402)	—	—
Transition tax on deferred foreign earnings	2,850	—	—
Meals, entertainment and related expenses	1,710	1,439	1,283
Foreign subsidiary, net	(271)	(264)	148
Tax benefits related to tax credit investments, net	(698)	(572)	(778)
Other, net	(1,193)	42	689
Income tax expense	$132,315	$124,979	$95,016

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and ASC 740 requires us to reflect the changes associated with the Tax Act’s provisions in the fourth quarter of 2017. The Tax Act is complex and has extensive implications for the Company’s federal, state and foreign taxes. Among other things, the Tax Act reduces the corporate federal income tax rate from 35% to 21% and creates a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, not to extend beyond one year from the date of enactment during which a company, acting in good faith, may complete the accounting for the impacts of the Tax Act. At December 31, 2017, the Company’s accounting for the impact of the Tax Act on its net deferred tax liabilities and its deferred foreign earnings at its Canadian subsidiary is based upon reasonable estimates of the tax effects of the Tax Act; however, these estimates may change as additional information and interpretive guidance regarding the provisions of the Tax Act become available. In 2017, the Company recognized a provisional tax benefit of $7.6 million to reflect the impact of enactment of the Tax Act. The Company will complete its accounting for the Tax Act during 2018 as provided in SAB 118 and will reflect any adjustments to its provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.

Included in the provisional tax benefit recorded for the re-measurement of the Company’s net deferred tax liabilities were deferred items for which the tax effects were originally established through OCI.  This results in a disproportionate tax effect for those items still recorded in AOCI.  Under current GAAP, those items would continue to be reported in AOCI until such time as the underlying transactions were settled and would then be reclassified as a component of the provision for income taxes.  However, in February 2018, the FASB issued an ASU that permits entities to reclassify the tax effects stranded in AOCI as a result of the Tax Act to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption in any period permitted. The Company did not early adopt this guidance in 2017. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for credit losses	$36,442	$46,519
Deferred compensation	12,310	28,125
Net unrealized losses on securities included in other comprehensive income	7,465	19,036
Stock-based compensation	6,898	9,704
Loans	4,943	5,055
Other real estate owned	4,019	7,151
Federal net operating loss carryforward	3,063	7,624
AMT credit carryforward	1,199	1,872
Nonaccrued interest	983	1,884
Mortgage banking recourse obligation	722	2,025
Covered assets	—	18,484
Foreign net operating loss carryforward	—	3,476
Other	2,307	2,408
Total gross deferred tax assets	80,351	153,363
Deferred tax liabilities:
Equipment leasing	42,681	28,440
Premises and equipment	23,211	31,053
Capitalized servicing rights	8,916	7,326
Goodwill and intangible assets	7,619	10,085
Deferred loan fees and costs	3,531	5,131
Net unrealized gains on derivatives included in other comprehensive income	3,197	2,732
Fair value adjustments on loans	3,143	3,163
FHLB stock dividends	—	346
Other	3,433	6,334
Total gross deferred liabilities	95,731	94,610
Net deferred tax assets (liabilities)	$(15,380)	$58,753
Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2017 because it is more likely than not that these assets could be realized through future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.
The Company has a Federal alternative minimum tax (“AMT”) credit carryforward of $1.2 million which is subject to IRC Section 383 annual limitation. The AMT credit has no expiration date and pursuant to the Tax Act will be fully refundable by 2021. The Company has a Federal net operating loss (“NOL”) carryforward of $14.6 million that begins to expire in 2028 through 2035 and is subject to IRC Section 382 annual limitation. The AMT credit and the NOL carryforwards were a result of acquisitions made in 2012, 2013, 2015 and 2016. Management believes it is more likely than not that it will be able to fully utilize the AMT Credit and NOL carryforwards in future tax years.
The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Unrecognized tax benefits at beginning of year	$11,626	$—	$—
Gross increases for tax positions taken in current period	—	—	—
Gross (decreases) increases for positions taken in prior periods	(805)	11,626	—
Unrecognized tax benefits at end of the year	$10,821	$11,626	$—
At December 31, 2017, the Company had $8.5 million of unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. Interest and penalties on unrecognized tax positions are recorded in income tax expense. Total interest income accrued at December 31, 2017 and 2016 on unrecognized tax benefits was $921,000 and $521,000, respectively, net of tax effect. Interest and penalties are included in the liability for uncertain tax positions, but are not included in the unrecognized tax benefits rollforward presented above. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business we are routinely subject to audit by the taxing authorities of these jurisdictions. Currently, the Company's U.S. federal income tax returns are open and subject to audit for the 2014 tax return year forward, and in general, the Company's state income tax returns are open and subject to audit from the 2014 tax return year forward, subject to individual state statutes of limitation. The Company's Canadian subsidiary's Canadian income tax returns are also subject to audit for the 2014 tax return year forward.

(17) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”), which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Outstanding awards under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan will be made pursuant to the 2015 Plan. As of December 31, 2017, approximately 4.0 million shares were available for future grants (assuming the maximum number of shares are issued for the performance awards outstanding.) The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested nonqualified stock options and performance-based stock and cash awards. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 150% (for awards granted after 2014) or 200% (for awards granted prior to 2015) of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to shares of common stock at no cost.

Holders of restricted share awards and performance-based stock awards received under the Plans are not entitled to vote or receive cash dividends (or cash payments equal to the cash dividends) on the underlying common shares until the awards are vested and issued. Shares that are vested but are not issuable pursuant to deferred compensation arrangements accrue additional shares based on the value of dividends otherwise paid. Except in limited circumstances, these awards are canceled upon termination of employment without any payment of consideration by the Company.

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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the years ended December 31, 2016 and 2015. No options were granted in the year ended December 31, 2017.

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

Stock-based compensation expense recognized in the Consolidated Statements of Income was $12.9 million, $9.3 million and $9.7 million and the related tax benefits were $5.1 million, $3.7 million and $3.8 million in 2017, 2016 and 2015, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2015	1,618,426	$43.00
Granted	502,517	44.36
Options outstanding in acquired plans	16,364	21.18
Exercised	(273,411)	42.82
Forfeited or canceled	(312,162)	52.53
Outstanding at December 31, 2015	1,551,734	$41.32	4.4	$11,433
Exercisable at December 31, 2015	720,580	$37.64	3.1	$8,045
Outstanding at January 1, 2016	1,551,734	$41.32
Granted	562,166	41.04
Exercised	(313,900)	37.71
Forfeited or canceled	(101,088)	48.00
Outstanding at December 31, 2016	1,698,912	$41.50	4.6	$52,790
Exercisable at December 31, 2016	703,892	$39.62	3.4	$23,195
Outstanding at January 1, 2017	1,698,912	$41.50
Granted	—	—
Exercised	(593,459)	40.57
Forfeited or canceled	(20,697)	42.83
Outstanding at December 31, 2017	1,084,756	$41.98	4.0	$43,817
Exercisable at December 31, 2017	562,810	$41.82	3.3	$22,820
Vested or expected to vest at December 31, 2017	1,065,809	$41.97	4.0	$43,056

(1)	Represents the weighted average contractual remaining life in years.

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

The weighted average per share grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $8.61 and $9.72, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $20.1 million, $5.8 million and $2.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $7.8 million, $2.3 million and $985,000 for 2017, 2016 and 2015, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2017, 2016 and 2015 was $24.1 million, $11.8 million and $11.7 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	133,425	$49.94	137,593	$49.63	146,112	$47.45
Granted	16,552	73.16	18,022	46.01	27,165	48.17
Vested and issued	(19,639)	47.13	(20,007)	44.91	(29,018)	39.33
Forfeited	(2,551)	52.26	(2,183)	44.18	(6,666)	40.76
Outstanding at end of year	127,787	$53.33	133,425	$49.94	137,593	$49.63
Vested, but not issuable at end of year	89,723	$51.64	89,050	$51.47	85,000	$51.88

A summary of the 2007 Plan’s performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	298,180	$43.64	276,533	$43.01	295,679	$38.18
Granted	145,853	72.60	118,084	41.02	106,017	44.35
Vested and issued	(68,712)	46.85	(78,410)	37.90	(78,590)	31.10
Expired, canceled or forfeited	(16,125)	52.98	(18,027)	41.83	(46,573)	35.51
Outstanding at end of year	359,196	$54.37	298,180	$43.64	276,533	$43.01
Vested, but deferred at year end	108,143	$44.16	6,672	$37.98	—	$—

At December 31, 2017, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount was approximately 532,000 shares.

The actual tax benefit realized upon the vesting of restricted shares and performance-based stock is based on the fair value of the shares on the issue date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares and performance-based stock in 2017, 2016 and 2015 was $975,000, $241,000 and $517,000, respectively, more than the expected tax benefit for those shares. These differences in actual and expected tax benefits were recorded to tax expense in 2017 and directly to shareholders’ equity in 2015 and 2016.

As of December 31, 2017, there was $15.1 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $12.9 million, $8.4 million and $7.9 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company had no expense related to the CIRP in 2017, 2016 and 2015. In 2015, the Company paid $100,000 related to CIRP awards. No awards were paid in 2016 or 2017. There were no outstanding awards under this plan at December 31, 2017.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $8.9 million in 2017, $6.6 million in 2016, and $6.4 million in 2015.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. During 2017, 2016 and 2015, 35,022, 50,920 and 56,517, respectively, shares of common stock were purchased by participants and no compensation expense was recorded. The Company plans to continue to offer common stock through this ESPP on an ongoing basis. At December 31, 2017, the Company had an obligation to issue 8,056 shares of common stock to participants and had 50,040 shares available for future grants under the ESPP.

As a result of the Company's acquisition of HPK Financial Corporation (“HPK”) in December 2012, the Company assumed the obligations of a noncontributory pension plan, (“the HPK Plan”). The HPK Plan was “frozen” as of December 31, 2006, with no additional years of credit earned for service or compensation paid. As of December 31, 2017, the projected benefit obligation was $5.5 million and the fair value of the plan's assets was $3.7 million. Similarly, in connection with the Company's acquisition of Diamond in October 2013, the Company assumed the obligation of Diamond's pension plan. The Diamond Plan was “frozen” as of December 31, 2004, and only service and compensation prior to this date is considered in determining benefits. As of December 31, 2017, the projected benefit obligation was $3.0 million and the fair value of the plan's assets was $1.6 million. The Company has accrued liabilities for the unfunded portions of these plans. The Company recorded expense of $1.2 million, $526,000 and $1.4 million in 2017, 2016 and 2015, respectively, related to these plans.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2017, 2016 and 2015, a total of 27,508 shares, 25,362 shares and 20,475 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2017, the Company has an obligation to issue 280,544 shares of common stock to directors and has 94,428 shares available for future grants under the DDFS Plan.

(18) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2017, 2016 and 2015, cash dividends totaling $122.0 million, $59.0 million and $22.2 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of January 1, 2018, the banks had approximately $317.7 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2017 and 2016, reserve balances of approximately $557.7 million and $507.0 million, respectively, were required to be maintained at the FRB.

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

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2017 and 2016:

	2017	2016
Total capital to risk weighted assets	12.0%	11.9%
Tier 1 capital to risk weighted assets	9.9	9.7
Common Equity Tier 1 capital to risk weighted assets	9.4	8.6
Tier 1 leverage Ratio	9.3	8.9

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2017, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2017 and 2016 are presented in the following table:

(Dollars in thousands)	December 31, 2017				December 31, 2016
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$366,407	11.6%	$317,180	10.0%	$348,058	11.7%	$296,573	10.0%
Hinsdale Bank	224,577	11.5	195,125	10.0	211,605	11.7	180,470	10.0
Wintrust Bank	512,581	11.2	456,230	10.0	441,330	11.2	393,081	10.0
Libertyville Bank	141,723	11.4	124,637	10.0	133,571	11.4	117,620	10.0
Barrington Bank	234,930	12.0	195,409	10.0	205,766	11.5	178,846	10.0
Crystal Lake Bank	95,532	11.3	84,664	10.0	93,905	11.8	79,829	10.0
Northbrook Bank	222,441	11.4	194,764	10.0	190,853	11.1	171,647	10.0
Schaumburg Bank	111,772	11.9	93,752	10.0	106,108	11.5	92,496	10.0
Village Bank	145,517	11.9	121,867	10.0	136,958	11.2	122,125	10.0
Beverly Bank	132,516	11.7	112,810	10.0	115,638	11.4	101,235	10.0
Town Bank	188,987	11.4	166,253	10.0	181,907	11.3	161,492	10.0
Wheaton Bank	151,141	11.4	132,211	10.0	130,255	11.3	114,887	10.0
State Bank of the Lakes	105,770	11.4	92,518	10.0	97,196	11.5	84,880	10.0
Old Plank Trail Bank	145,272	11.6	125,642	10.0	127,868	11.2	114,021	10.0
St. Charles Bank	105,778	11.4	92,582	10.0	109,345	12.0	91,188	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$347,924	11.0%	$253,744	8.0%	$331,883	11.2%	$237,259	8.0%
Hinsdale Bank	214,061	11.0	156,100	8.0	201,353	11.2	144,376	8.0
Wintrust Bank	439,061	9.6	364,984	8.0	375,907	9.6	314,464	8.0
Libertyville Bank	134,310	10.8	99,709	8.0	126,387	10.7	94,096	8.0
Barrington Bank	229,311	11.7	156,327	8.0	198,545	11.1	143,077	8.0
Crystal Lake Bank	91,273	10.8	67,731	8.0	89,700	11.2	63,863	8.0
Northbrook Bank	198,628	10.2	155,811	8.0	167,721	9.8	105,760	8.0
Schaumburg Bank	105,733	11.3	75,001	8.0	100,854	10.9	73,997	8.0
Village Bank	136,807	11.2	97,494	8.0	127,028	10.4	97,700	8.0
Beverly Bank	127,561	11.3	90,248	8.0	111,281	11.0	80,988	8.0
Town Bank	180,943	10.9	133,003	8.0	174,234	10.8	129,194	8.0
Wheaton Bank	135,009	10.2	105,769	8.0	112,664	9.8	91,910	8.0
State Bank of the Lakes	95,520	10.3	74,014	8.0	86,092	10.1	67,904	8.0
Old Plank Trail Bank	139,366	11.1	100,514	8.0	122,067	10.7	91,216	8.0
St. Charles Bank	102,251	11.0	74,066	8.0	104,843	11.5	72,950	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$347,924	11.0%	$206,167	6.5%	$331,883	11.2%	$192,773	6.5%
Hinsdale Bank	214,061	11.0	126,831	6.5	201,353	11.2	117,305	6.5
Wintrust Bank	439,061	9.6	296,549	6.5	375,907	9.6	255,502	6.5
Libertyville Bank	134,310	10.8	81,014	6.5	126,387	10.7	76,453	6.5
Barrington Bank	229,311	11.7	127,016	6.5	198,545	11.1	116,250	6.5
Crystal Lake Bank	91,273	10.8	55,031	6.5	89,700	11.2	51,889	6.5
Northbrook Bank	198,628	10.2	126,597	6.5	167,721	9.8	85,930	6.5
Schaumburg Bank	105,733	11.3	60,939	6.5	100,854	10.9	60,123	6.5
Village Bank	136,807	11.2	79,214	6.5	127,028	10.4	79,381	6.5
Beverly Bank	127,561	11.3	73,327	6.5	111,281	11.0	65,802	6.5
Town Bank	180,943	10.9	108,065	6.5	174,234	10.8	104,970	6.5
Wheaton Bank	135,009	10.2	85,937	6.5	112,664	9.8	74,677	6.5
State Bank of the Lakes	95,520	10.3	60,137	6.5	86,092	10.1	55,172	6.5
Old Plank Trail Bank	139,366	11.1	81,667	6.5	122,067	10.7	74,113	6.5
St. Charles Bank	102,251	11.0	60,178	6.5	104,843	11.5	59,272	6.5

(Dollars in thousands)	December 31, 2017				December 31, 2016
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$347,924	10.3%	$168,865	5.0%	$331,883	9.6%	$172,160	5.0%
Hinsdale Bank	214,061	10.2	105,086	5.0	201,353	10.1	100,006	5.0
Wintrust Bank	439,061	9.2	237,782	5.0	375,907	9.2	204,994	5.0
Libertyville Bank	134,310	9.8	68,404	5.0	126,387	9.7	65,318	5.0
Barrington Bank	229,311	11.8	97,007	5.0	198,545	10.0	99,722	5.0
Crystal Lake Bank	91,273	9.5	48,069	5.0	89,700	9.4	47,575	5.0
Northbrook Bank	198,628	9.5	104,377	5.0	167,721	8.9	94,466	5.0
Schaumburg Bank	105,733	10.1	52,171	5.0	100,854	10.0	50,643	5.0
Village Bank	136,807	9.7	70,182	5.0	127,028	9.1	69,511	5.0
Beverly Bank	127,561	10.8	59,140	5.0	111,281	10.1	55,002	5.0
Town Bank	180,943	10.1	89,617	5.0	174,234	9.5	91,558	5.0
Wheaton Bank	135,009	9.4	72,152	5.0	112,664	8.8	64,361	5.0
State Bank of the Lakes	95,520	9.2	51,681	5.0	86,092	8.7	49,446	5.0
Old Plank Trail Bank	139,366	9.9	70,735	5.0	122,067	9.3	65,293	5.0
St. Charles Bank	102,251	9.8	51,907	5.0	104,843	11.2	46,641	5.0

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2017, these business units met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $4.4 billion and $4.2 billion as of December 31, 2017 and 2016, respectively, and unused home equity lines totaled $826.5 million and $836.2 million as of December 31, 2017 and 2016, respectively. Standby and commercial letters of credit totaled $195.9 million at December 31, 2017 and $205.9 million at December 31, 2016.

In addition, at December 31, 2017 and 2016, the Company had approximately $446.3 million and $529.5 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $551.9 million at December 31, 2017 and $773.4 million at December 31, 2016. See Note 20, “Derivative Financial Instruments,” for further discussion on derivative instruments.

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

The Company sold approximately $3.9 billion of mortgage loans in 2017 and $4.5 billion in 2016. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $3.0 million and $4.2 million at December 31, 2017 and 2016, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $1.4 million in 2017 as compared to $552,000 in 2016. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company has unfunded commitments to investment partnerships that qualify for CRA purposes totaling $9.5 million as of December 31, 2017. Of these commitments, $3.7 million related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the consolidated statements of financial condition.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of WHI for losses that it may sustain from the customer accounts introduced by WHI. As of December 31, 2017, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $15.2 million. WHI seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject mater jurisdiction and improper venue. This motion remains pending before the court.

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

On August 28, 2015, Wintrust Mortgage received a demand from RFC Liquidating Trust asserting that Wintrust Mortgage is liable to it for losses arising from loans sold by Wintrust Mortgage or its predecessors to Residential Funding Company LLC and/or related entities. Wintrust Mortgage recently negotiated a settlement of the RFC Liquidating Trust's claim for an immaterial amount, which was finalized on October 30, 2017.

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

In addition, in the ordinary course of business, there are legal proceedings threatened or pending against the Company and its subsidiaries. Management does not believe that a material loss related to these matters is reasonably probable.

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; and (4) covered call options to economically hedge specific investment securities and receive fee income effectively enhancing the overall yield on such securities to compensate for net interest margin compression. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

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

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2017 and December 31, 2016:

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$11,914	$8,011	$12	$—
Interest rate derivatives designated as Fair Value Hedges	2,932	2,228	—	—
Total derivatives designated as hedging instruments under ASC 815	$14,846	$10,239	$12	$—
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$34,139	$38,974	$33,704	$37,665
Interest rate lock commitments	2,843	4,265	269	1,325
Forward commitments to sell mortgage loans	14	2,037	1,457	—
Foreign exchange contracts	227	879	229	849
Total derivatives not designated as hedging instruments under ASC 815	$37,223	$46,155	$35,659	$39,839
Total Derivatives	$52,069	$56,394	$35,671	$39,839

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

As of December 31, 2017, the Company had six interest rate swap derivatives designated as cash flow hedges of variable rate deposits. The effective portion of changes in the fair value of these cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense as interest payments are made on such deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income. The ineffective portion of the change in fair value of these derivatives is recognized directly in earnings; however, no hedge ineffectiveness was recognized during the years ended December 31, 2017 or December 31, 2016. The Company uses the hypothetical derivative method to assess and measure hedge effectiveness.

The table below provides details on each of these cash flow hedges as of December 31, 2017:

(Dollars in thousands)	December 31, 2017
Maturity Date	Notional Amount		Fair Value Asset (Liability)
Interest Rate Swaps:
June 2019	$200,000	200,000,000	$1,046
July 2019	250,000		4,062
August 2019	275,000		5,090
January 2020	175,000		(11)
January 2020	25,000		(1)
June 2020	200,000		1,716
Total Cash Flow Hedges	$1,125,000		$11,902

A rollforward of the amounts in accumulated other comprehensive gain related to interest rate derivatives designated as cash flow hedges follows:

	December 31,
(Dollars in thousands)	2017	2016
Unrealized gain (loss) at beginning of period	$6,944	$(3,529)
Amount reclassified from accumulated other comprehensive income to interest expense on deposits and junior subordinated debentures	(19)	3,120
Amount of gain recognized in other comprehensive income	4,977	7,353
Unrealized gain at end of period	$11,902	$6,944

As of December 31, 2017, the Company estimates that during the next twelve months, $5.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges of fixed rate loans and receivables involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2017, the Company has eleven interest rate swaps with an aggregate notional amount of $125.8 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Company includes the gain or loss on the hedged item in the same line item as the offsetting loss or gain on the related derivatives. The Company recognized a net gain of $27,000 and $12,000 in other income related to hedge ineffectiveness for the years ended 2017 and 2016.

The following table presents the gain/(loss) and hedge ineffectiveness recognized on derivative instruments and the related hedged items that are designated as a fair value hedge accounting relationship as of December 31, 2017 and 2016:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative Year Ended December 31,		Amount of Loss Recognized in Income on Hedged Item Year Ended December 31,		Income Statement Gain due to Hedge Ineffectiveness Year Ended December 31,
		2017	2016	2017	2016	2017	2016
Interest rate swaps	Trading (losses) gains, net	$704	2,344	$(677)	(2,332)	$27	12

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2017, the Company had interest rate derivative transactions with an aggregate notional amount of approximately

$5.1 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from January 2018 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2017, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $551.9 million and interest rate lock commitments with an aggregate notional amount of approximately $250.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2017 the Company held foreign currency derivatives with an aggregate notional amount of approximately $37.6 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2017 or December 31, 2016.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2017	2016
Interest rate swaps and caps	Trading (losses) gains, net	$(848)	$279
Mortgage banking derivatives	Mortgage banking revenue	1,314	(9,537)
Covered call options	Fees from covered call options	4,402	11,470
Foreign exchange contracts	Trading losses, net	(38)	(234)

Market and Credit Risk

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2017, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $1.5 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Gross Amounts Recognized	$48,985	$49,213	$33,716	$37,665
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$48,985	$49,213	$33,716	$37,665
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(14,878)	$(14,441)	$(14,878)	$(14,441)
Collateral Posted	(18,060)	(8,530)	(2,220)	(12,400)
Net Credit Exposure	$16,047	$26,242	$16,618	$10,824

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

At December 31, 2017, the Company classified $77.2 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $3.8 million of U.S. government agencies as Level 3 at December 31, 2017. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In 2017, all of the ratings derived in the above process by Investment Operations were “BBB” or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2017 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

At December 31, 2017 and December 31, 2016, the Company held no equity securities classified as Level 3. In prior periods, securities in Level 3 were primarily comprised of auction rate preferred securities. The Company’s valuation methodology at that time included modeling the contractual cash flows of the underlying preferred securities and applying a discount to these cash flows by a market spread derived from the market price of the securities underlying debt. In 2016, the Company exchanged these auction rate securities for the underlying preferred securities, resulting in a $2.4 million gain on the nonmonetary sale. The Company classified the preferred securities received as Level 2 in the fair value hierarchy at the time of the transaction due to observable inputs other than quoted prices existing for the preferred securities.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2017, the Company classified $33.7 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at December 31, 2017 was 3.78% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 10.44% at December 31, 2017. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 0.93% with credit discounts ranging from 0%-3% at December 31, 2017.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At December 31, 2017, the Company classified $33.7 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2017 was 10.01% with discount rates applied ranging from 9%-15%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 0%-95% or a weighted average prepayment speed of 10.44%. Further, for current and delinquent loans, the Company assumed the average cost of servicing of $70 and $330, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 6, “Mortgage Servicing Rights (“MSRs”),” for further discussion of MSRs.

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

At December 31, 2017, the Company classified $2.2 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2017 was 87.01% with pull-through rates applied ranging from 42% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$143,822	$—	$143,822	$—
U.S. Government agencies	156,915	—	153,136	3,779
Municipal	115,352	—	38,171	77,181
Corporate notes	31,050	—	31,050	—
Mortgage-backed	1,319,725	—	1,319,725	—
Equity securities	36,802	—	36,802	—
Trading account securities	995	—	995	—
Mortgage loans held-for-sale	313,592	—	313,592	—
Loans held-for-investment	33,717	—	—	33,717
MSRs	33,676	—	—	33,676
Nonqualified deferred compensations assets	11,065	—	11,065	—
Derivative assets	52,069	—	49,912	2,157
Total	$2,248,780	$—	$2,098,270	$150,510
Derivative liabilities	$35,671	$—	$35,671	$—

	December 31, 2016
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$141,983	$—	$141,983	$—
U.S. Government agencies	189,152	—	189,152	—
Municipal	131,809	—	52,183	79,626
Corporate notes	65,391	—	65,391	—
Mortgage-backed	1,161,084	—	1,161,084	—
Equity securities	35,248	—	35,248	—
Trading account securities	1,989	—	1,989	—
Mortgage loans held-for-sale	418,374	—	418,374	—
Loans held-for-investment	22,137	—	—	22,137
MSRs	19,103	—	—	19,103
Nonqualified deferred compensations assets	9,228	—	9,228	—
Derivative assets	56,394	—	54,103	2,291
Total	$2,251,892	$—	$2,128,735	$123,157
Derivative liabilities	$39,839	$—	$39,839	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2017 and 2016 for mortgage loans held- for-sale measured at fair value under ASC 825 was $299.5 million and $414.4 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $313.6 million and $418.4 million, respectively, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of December 31, 2017 and 2016.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2017 are summarized as follows:

		Equity securities	U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
(Dollars in thousands)	Municipal
Balance at January 1, 2017	$79,626	$—	$—	$22,137	$19,103	$2,291
Total net gains (losses) included in:
Net income (1)	—	—	—	1,025	14,573	(134)
Other comprehensive loss	(501)	—	(504)	—	—	—
Purchases	33,593	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(35,537)	—	—	(13,219)	—	—
Net transfers into/(out of) Level 3 (2)	—	—	4,283	23,774	—	—
Balance at December 31, 2017	$77,181	$—	$3,779	$33,717	$33,676	$2,157

(1)	Changes in the balance of MSRs and derivative assets as presented in the table above are recorded as a component of mortgage banking revenue in non-interest income.

(2)
Transfers into Level 3 relate to loans reclassified from the held-for-sale portfolio at the time of market conditions or other developments changing management’s intent with respect to the disposition of those loans.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2016 are summarized as follows:

(Dollars in thousands)	Municipal	Equity securities	U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2016	$68,613	$25,199	$—	$—	$9,092	$7,021
Total net gains (losses) included in:
Net income (1)	—	—	—	437	10,011	(4,730)
Other comprehensive loss	(949)	(12)	—	—	—	—
Purchases	31,031	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	(25,187)	—	—	—	—
Settlements	(19,069)	—	—	—	—	—
Net transfers into/(out of) Level 3 (2)	—	—	—	21,700	—	—
Balance at December 31, 2016	$79,626	$—	$—	$22,137	$19,103	$2,291

(1)	Changes in the balance of MSRs and derivative assets as presented in the table above are recorded as a component of mortgage banking revenue in non-interest income.

(2)
Transfers into Level 3 relate to loans reclassified from the held-for-sale portfolio at the time of market conditions or other developments changing management’s intent with respect to the disposition of those loans.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2017.

	December 31, 2017				Twelve Months Ended December 31, 2017 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans-collateral based	$70,561	$—	$—	$70,561	$13,683
Other real estate owned (1)	40,646	—	—	40,646	1,969
Total	$111,207	$—	$—	$111,207	$15,652

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At December 31, 2017, the Company had $105.1 million of impaired loans classified as Level 3. Of the $105.1 million of impaired loans, $70.6 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $34.5 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At December 31, 2017, the Company had $40.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2017 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$77,181	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	3,779	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	33,717	Discounted cash flows	Discount rate	3%-4%	3.78%	Decrease
			Credit spread	0%-3%	0.93%	Decrease
			Constant prepayment rate (CPR)	10.44%	10.44%	Decrease
MSRs	33,676	Discounted cash flows	Discount rate	9%-15%	10.01%	Decrease
			Constant prepayment rate (CPR)	0%-95%	10.44%	Decrease
			Cost of servicing	$65-$200	$70.00	Decrease
			Cost of servicing - delinquent	$200-$4,000	$330.00	Decrease
Derivatives	2,157	Discounted cash flows	Pull-through rate	42%-100%	87.01%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	70,561	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real-estate owned	40,646	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$277,591	$277,591	$270,045	$270,045
Interest bearing deposits with banks	1,063,242	1,063,242	980,457	980,457
Available-for-sale securities	1,803,666	1,803,666	1,724,667	1,724,667
Held-to-maturity securities	826,449	812,516	635,705	607,602
Trading account securities	995	995	1,989	1,989
FHLB and FRB stock, at cost	89,989	89,989	133,494	133,494
Brokerage customer receivables	26,431	26,431	25,181	25,181
Mortgage loans held-for-sale, at fair value	313,592	313,592	418,374	418,374
Loans held-for-investment, at fair value	33,717	33,717	22,137	22,137
Loans held-for-investment, at amortized cost	21,607,080	21,768,978	19,739,180	20,755,320
MSRs	33,676	33,676	19,103	19,103
Nonqualified deferred compensation assets	11,065	11,065	9,228	9,228
Derivative assets	52,069	52,069	56,394	56,394
Accrued interest receivable and other	227,649	227,649	204,513	204,513
Total financial assets	$26,367,211	$26,515,176	$24,240,467	$25,228,504
Financial Liabilities
Non-maturity deposits	$18,775,977	$18,775,977	$17,383,729	$17,383,729
Deposits with stated maturities	4,407,370	4,350,004	4,274,903	4,263,576
FHLB advances	559,663	544,750	153,831	157,051
Other borrowings	266,123	266,123	262,486	262,486
Subordinated notes	139,088	144,266	138,971	135,268
Junior subordinated debentures	253,566	264,696	253,566	254,384
Derivative liabilities	35,671	35,671	39,839	39,839
FDIC indemnification liability	—	—	16,701	16,701
Accrued interest payable	8,030	8,030	6,421	6,421
Total financial liabilities	$24,445,488	$24,389,517	$22,530,447	$22,519,455
Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, FDIC indemnification liability, accrued interest receivable and accrued interest payable and non-maturity deposits.

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

(22) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2017 and 2016 is as follows:

	2017	2016
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	56,068,220	51,978,289
Shares outstanding	55,965,207	51,880,540
Cash dividend per share	$0.56	$0.48
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,000,000	5,126,257
Shares outstanding	5,000,000	5,126,257

The Company reserves shares of its authorized common stock specifically for the 2015 Plan, the ESPP and the DDFS. The reserved shares and these plans are detailed in Note 17 - Stock Compensation Plans and Other Employee Benefit Plans. The Company also reserves its authorized common stock for conversion of common stock warrants.

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

Common Stock Warrants

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock with a term of 10 years. The exercise price, subject to customary anti-dilution adjustments, was $22.65 per share at December 31, 2017. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During 2016, certain holders of the interest in the warrant exercised 25,580 warrant shares, which resulted in 15,191 shares of common stock issued. During 2017, certain holders of the interest in the warrant exercised 318,491 warrant shares, which resulted in 219,372 shares of common stock issued. At December 31, 2017, all remaining holders of the interest in the warrant were able to exercise 23,361 warrant shares.

Other

In July 2015, the Company issued 388,573 shares of its common stock in the acquisition of CFIS. In January 2015, the Company issued 422,122 shares of its common stock in the acquisition of Delavan.

At the January 2018 Board of Directors meeting, a quarterly cash dividend of $0.19 per share ($0.76 on an annualized basis) was declared. It was paid on February 22, 2018 to shareholders of record as of February 8, 2018.

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(29,309)	$4,165	$(40,184)	$(65,328)
Other comprehensive income (loss) during the period, net of tax, before reclassification	14,417	3,010	6,998	24,425
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(27)	(11)	—	(38)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale	(894)	—	—	(894)
Net other comprehensive income during the period, net of tax	$13,496	$2,999	$6,998	$23,493
Balance at December 31, 2017	$(15,813)	$7,164	$(33,186)	$(41,835)

Balance at January 1, 2016	$(17,674)	$(2,193)	$(42,841)	$(62,708)
Other comprehensive (loss) income during the period, net of tax, before reclassification	(17,554)	4,464	2,657	(10,433)
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(4,641)	1,894	—	(2,747)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale	$10,560	$—	$—	$10,560
Net other comprehensive (loss) income during the period, net of tax	$(11,635)	$6,358	$2,657	$(2,620)
Balance at December 31, 2016	$(29,309)	$4,165	$(40,184)	$(65,328)

Balance at January 1, 2015	$(9,533)	$(2,517)	$(25,282)	$(37,332)
Other comprehensive loss during the period, net of tax, before reclassification	(8,023)	(941)	(17,559)	(26,523)
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(196)	1,265	—	1,069
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale	78	—	—	78
Net other comprehensive (loss) income during the period, net of tax	$(8,141)	$324	$(17,559)	$(25,376)
Balance at December 31, 2015	$(17,674)	$(2,193)	$(42,841)	$(62,708)

	Amount Reclassified from Accumulated Other Comprehensive Income for the Year Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income	December 31,		Impacted Line on the Consolidated Statements of Income
	2017	2016
Accumulated unrealized losses on securities
Gains included in net income	$45	$7,645	Gains on investment securities, net
	45	7,645	Income before taxes
Tax effect	(18)	(3,004)	Income tax expense
Net of tax	$27	$4,641	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(1,085)	$1,345	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	1,066	1,775	Interest on junior subordinated debentures
	19	(3,120)	Income before taxes
Tax effect	(8)	1,226	Income tax expense
Net of tax	$11	$(1,894)	Net income

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

The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2017
Net interest income	$677,481	$118,320	$18,919	$814,720	$17,356	$832,076
Provision for credit losses	27,059	2,709	—	29,768	—	29,768
Non-interest income	211,354	60,405	84,312	356,071	(36,565)	319,506
Non-interest expense	599,455	74,559	77,012	751,026	(19,209)	731,817
Income tax expense	87,486	35,775	9,054	132,315	—	132,315
Net income	$174,835	$65,682	$17,165	$257,682	$—	$257,682
Total assets at end of year	$22,781,923	$4,515,766	$618,281	$27,915,970	$—	$27,915,970
2016
Net interest income	$588,847	$98,248	$18,611	$705,706	$16,487	$722,193
Provision for credit losses	30,862	3,222	—	34,084	—	34,084
Non-interest income	230,414	49,706	78,478	358,598	(33,168)	325,430
Non-interest expense	556,798	66,460	75,108	698,366	(16,681)	681,685
Income tax expense	86,933	29,512	8,534	124,979	—	124,979
Net income	$144,668	$48,760	$13,447	$206,875	$—	$206,875
Total assets at end of year	$21,172,080	$3,884,373	$612,100	$25,668,553	$—	$25,668,553
2015
Net interest income	$523,112	$85,258	$17,012	$625,382	$16,147	$641,529
Provision for credit losses	29,746	3,196	—	32,942	—	32,942
Non-interest income	191,248	33,625	75,496	300,369	(28,772)	271,597
Non-interest expense	522,199	47,245	71,600	641,044	(12,625)	628,419
Income tax expense	60,488	26,352	8,176	95,016	—	95,016
Net income	$101,927	$42,090	$12,732	$156,749	$—	$156,749
Total assets at end of year	$19,244,111	$3,116,348	$548,889	$22,909,348	$—	$22,909,348

(24) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2017	2016
Assets
Cash	$78,045	$49,828
Available-for-sale securities, at fair value	14,461	12,926
Investment in and receivable from subsidiaries	3,249,202	2,979,283
Loans, net of unearned income	1,845	2,313
Less: Allowance for loan losses	—	—
Net loans	$1,845	$2,313
Goodwill	8,371	8,371
Other assets	174,781	162,047
Total assets	$3,526,705	$3,214,768

Liabilities and Shareholders’ Equity
Other liabilities	$66,909	$56,462
Subordinated notes	139,088	138,971
Other borrowings	90,203	70,152
Junior subordinated debentures	253,566	253,566
Shareholders’ equity	2,976,939	2,695,617
Total liabilities and shareholders’ equity	$3,526,705	$3,214,768

Statements of Income

	Years Ended December 31,
(In thousands)	2017	2016	2015
Income
Dividends and other revenue from subsidiaries	$155,969	$89,184	$47,639
Other income	2,488	4,344	796
Total income	$158,457	$93,528	$48,435
Expenses
Interest expense	$19,207	$18,498	$16,669
Salaries and employee benefits	50,683	34,299	38,926
Other expenses	74,618	62,778	50,425
Total expenses	$144,508	$115,575	$106,020
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$13,949	$(22,047)	$(57,585)
Income tax benefit	47,139	31,061	30,504
Income (loss) before equity in undistributed net income of subsidiaries	$61,088	$9,014	$(27,081)
Equity in undistributed net income of subsidiaries	196,594	197,861	183,830
Net income	$257,682	$206,875	$156,749

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2017	2016	2015
Operating Activities:
Net income	$257,682	$206,875	$156,749
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	—	—	(96)
Gain on early extinguishment of debt	—	(4,305)	—
Depreciation and amortization	10,783	10,400	8,323
Deferred income tax expense (benefit)	2,809	(601)	(1,872)
Stock-based compensation expense	5,185	3,762	3,354
(Decrease) increase in other assets	1,956	(319)	(39,051)
Increase in other liabilities	9,967	9,618	21,840
Equity in undistributed net income of subsidiaries	(196,594)	(197,861)	(183,830)
Net Cash Provided by (Used for) Operating Activities	$91,788	$27,569	$(34,583)
Investing Activities:
Capital contributions to subsidiaries, net	$(42,736)	$(118,575)	$(97,400)
Net cash paid for acquisitions, net	—	(61,308)	(51,060)
Other investing activity, net	(28,132)	(18,051)	(24,908)
Net Cash Used for Investing Activities	$(70,868)	$(197,934)	$(173,368)
Financing Activities:
Increase (decrease) in subordinated notes, other borrowings and junior subordinated debentures, net	$20,008	$(26,251)	$66,888
Proceeds from the issuance of common stock, net	—	152,911	—
Net proceeds from issuance of Series D Preferred Stock	—	—	120,842
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	28,229	15,828	16,119
Dividends paid	(40,543)	(38,568)	(29,888)
Common stock repurchases for tax withholdings related to stock-based compensation	(397)	(616)	(424)
Net Cash Provided by Financing Activities	$7,297	$103,304	$173,537
Net Increase (Decrease) in Cash and Cash Equivalents	$28,217	$(67,061)	$(34,414)
Cash and Cash Equivalents at Beginning of Year	49,828	116,889	151,303
Cash and Cash Equivalents at End of Year	$78,045	$49,828	$116,889

(25) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2017 , 2016 and 2015:

(In thousands, except per share data)		2017	2016	2015
Net income		$257,682	$206,875	$156,749
Less: Preferred stock dividends		9,778	14,513	10,869
Net income applicable to common shares—Basic	(A)	$247,904	$192,362	$145,880
Add: Dividends on convertible preferred stock, if dilutive		1,578	6,313	6,314
Net income applicable to common shares—Diluted	(B)	$249,482	$198,675	$152,194
Weighted average common shares outstanding	(C)	54,703	50,278	47,838
Effect of dilutive potential common shares:
Common stock equivalents		998	894	1,029
Convertible preferred stock, if dilutive		985	3,100	3,070
Total dilutive potential common shares		1,983	3,994	4,099
Weighted average common shares and effect of dilutive potential common shares	(D)	56,686	54,272	51,937
Net income per common share:
Basic	(A/C)	$4.53	$3.83	$3.05
Diluted	(B/D)	4.40	3.66	2.93

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

(26) Quarterly Financial Summary (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2017 and 2016:

	2017 Quarters				2016 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$215,759	231,181	247,688	251,840	$192,231	197,064	208,149	215,013
Interest expense	23,179	26,772	31,700	32,741	20,722	21,794	23,513	24,235
Net interest income	192,580	204,409	215,988	219,099	171,509	175,270	184,636	190,778
Provision for credit losses	5,209	8,891	7,896	7,772	8,034	9,129	9,571	7,350
Net interest income after provision for credit losses	187,371	195,518	208,092	211,327	163,475	166,141	175,065	183,428
Non-interest income, excluding net securities gains (losses)	68,820	89,925	79,692	81,024	67,427	83,359	83,299	83,700
(Losses) gains on investment securities, net	(55)	47	39	14	1,325	1,440	3,305	1,575
Non-interest expense	168,118	183,544	183,575	196,580	153,730	170,969	176,615	180,371
Income before taxes	88,018	101,946	104,248	95,785	78,497	79,971	85,054	88,332
Income tax expense	29,640	37,049	38,622	27,004	29,386	29,930	31,939	33,724
Net income	$58,378	64,897	65,626	68,781	$49,111	50,041	53,115	54,608
Preferred stock dividends	3,628	2,050	2,050	2,050	3,628	3,628	3,628	3,629
Net income applicable to common shares	$54,750	62,847	63,576	66,731	$45,483	46,413	49,487	50,979
Net income per common share:
Basic	$1.05	$1.15	$1.14	$1.19	$0.94	$0.94	$0.96	$0.98
Diluted	1.00	1.11	1.12	1.17	0.90	0.90	0.92	0.94
Cash dividends declared per common share	0.14	0.14	0.14	0.14	0.12	0.12	0.12	0.12

(27) Subsequent Events

On January 4, 2018, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of iFreedom Direct Corporation DBA Veterans First Mortgage ("Veterans First Mortgage"), in a business combination. The Company also acquired mortgage servicing rights from Veterans First Mortgage on approximately 8,300 loans, totaling an estimated $1.4 billion in principal balance. Veterans First Mortgage is a consumer direct lender with three offices, operating two in Salt Lake City, Utah and one in San Diego, California and originated in excess of $800 million in loans in 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company made no changes in and had no disagreements with its independent accountants during the two most recent fiscal years or any subsequent interim period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2017, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2017, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wintrust Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitation of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 24, 2018 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company’s Proxy Statement under the captions “Executive Compensation,” “Director Compensation” “Compensation Committee Interlocks and Insider Participation” "CEO Pay Ratio Disclosure" and “Compensation Committee Report” and is incorporated herein by reference. The information included under the heading “Compensation Committee Report” in the Proxy Statement shall not be deemed “soliciting” materials or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the materials under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” that will be included in the Company’s Proxy Statement.

The following table summarizes information as of December 31, 2017, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	—	—
WTFC 2007 Stock Incentive Plan	798,641	$33.69	—
WTFC 2015 Stock Incentive Plan	860,957	$21.64	4,033,246
WTFC Employee Stock Purchase Plan	—	—	58,096
WTFC Directors Deferred Fee and Stock Plan	—	—	374,972
	1,744,598	$26.10	4,466,314
Equity compensation plans not approved by security holders
N/A	—	—	—
Total	1,744,598	$26.10	4,466,314

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Consolidated Statements of Condition as of December 31, 2017 and 2016

•	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2	Financial Statement Schedules
Financial statement schedules have been omitted as they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3	Exhibits (Exhibits marked with a “*” denote management contracts or compensatory plans or arrangements)

Exhibit No.	Exhibit Description
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

3.3
Certificate of Designations of the Company filed on June 24, 2015 with the Secretary of State of the State of Illinois designating the preferences, limitations, voting powers and relative rights of the Series D Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2015).

3.4
Amended and Restated By-laws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2017).

3.5
Statement of Resolution of the Company filed on June 6, 2017 with the secretary of State of the State of Illinois filed solely to formally reflect the fact that no shares of the Company’s 5.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series C, no par value per share, which was created in 2012, remains issued and outstanding and resulting the shares formerly designated as the Series C Preferred Stock were returned to the status of authorized and unissued shares of the Company’s preferred stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7 , 2017).

176

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

4.5
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

10.4
Third Amendment to Credit Agreement, dated as of December 12, 2016, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2016)

10.5
Fourth Amendment to Credit Agreement, dated as of June 16, 2017, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2017)

10.6
Fifth Amendment to Credit Agreement, dated as of December 11, 2017, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2017)

10.7
Receivables Purchase Agreement, dated as of December 16, 2014, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.8
First Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2015, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.9
Second Amending Agreement to the Receivables Purchase Agreement, dated September 6, 2016, by and among First Insurance Funding of Canada, Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust.

177

10.10
Third Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2017, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017)

10.11
Performance Guarantee, made as of December 16, 2014, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

10.12
Performance Guarantee Confirmation, made as of December 15, 2017, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.13
Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.14
Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.15
Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.16
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

10.19
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

10.24
First Amendment to Employment Agreement, dated November 30, 2010, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

178

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

10.29
Wintrust Financial Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 8, 2011).*

10.30
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

10.32
Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.33
Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2006).*

10.34
Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.35
Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.36
Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.37
Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.38
Form of Performance Award Agreement - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.39
Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.40
Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.41	Form of Performance Award Agreement - Cash Settled/Share Settled under the Company’s 2015 Stock Incentive Plan.

10.42
Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

179

10.43
Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.44
Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.45
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.46
Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.47	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.48	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

180

ITEM 16. FORM 10-K SUMMARY

None.

181

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 28, 2018	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Chairman of the Board of Directors	February 28, 2018

/s/ EDWARD J. WEHMER Edward J. Wehmer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018

/s/ PETER D. CRIST Peter D. Crist	Director	February 28, 2018

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 28, 2018

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 28, 2018

/s/ ZED S. FRANCIS, III Zed S. Francis, III	Director	February 28, 2018

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 28, 2018

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 28, 2018

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 28, 2018

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 28, 2018

/s/ GARY D. “JOE” SWEENEY Gary D. “Joe” Sweeney	Director	February 28, 2018

/s/ SHEILA G. TALTON Sheila G. Talton	Director	February 28, 2018

182