Form 10-Q
period 2018-03-31
WINTRUST FINANCIAL CORP
filed 2018-05-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Common Stock — no par value, 56,282,928 shares, as of April 30, 2018

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2018	December 31, 2017	March 31, 2017
Assets
Cash and due from banks	$231,407	$277,534	$214,102
Federal funds sold and securities purchased under resale agreements	57	57	3,046
Interest bearing deposits with banks	980,380	1,063,242	1,007,468
Available-for-sale securities, at fair value	1,895,688	1,803,666	1,803,733
Held-to-maturity securities, at amortized cost ($862.5 million, $812.5 million and $647.9 million fair value at March 31, 2018, December 31, 2017 and March 31, 2017 respectively)	892,937	826,449	667,764
Trading account securities	1,682	995	714
Equity securities with readily determinable fair value	37,832	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	104,956	89,989	78,904
Brokerage customer receivables	24,531	26,431	23,171
Mortgage loans held-for-sale, at fair value	411,505	313,592	288,964
Loans, net of unearned income, excluding covered loans	22,062,134	21,640,797	19,931,058
Covered loans	—	—	52,359
Total loans	22,062,134	21,640,797	19,983,417
Allowance for loan losses	(139,503)	(137,905)	(125,819)
Allowance for covered loan losses	—	—	(1,319)
Net loans	21,922,631	21,502,892	19,856,279
Premises and equipment, net	626,687	621,895	598,746
Lease investments, net	190,775	212,335	155,233
Accrued interest receivable and other assets	601,794	567,374	560,741
Trade date securities receivable	—	90,014	—
Goodwill	511,497	501,884	499,341
Other intangible assets	22,413	17,621	20,687
Total assets	$28,456,772	$27,915,970	$25,778,893
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$6,612,319	$6,792,497	$5,790,579
Interest bearing	16,667,008	16,390,850	15,939,862
Total deposits	23,279,327	23,183,347	21,730,441
Federal Home Loan Bank advances	915,000	559,663	227,585
Other borrowings	247,092	266,123	238,787
Subordinated notes	139,111	139,088	138,993
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	591,426	537,244	424,538
Total liabilities	25,425,522	24,939,031	23,013,910
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series C - $1,000 liquidation value; no shares issued and outstanding at March 31, 2018 and December 31, 2017 and 126,257 shares issued and outstanding at March 31, 2017	—	—	126,257
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2018, December 31, 2017 and March 31, 2017	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2018, December 31, 2017 and March 31, 2017; 56,363,786 shares issued at March 31, 2018, 56,068,220 shares issued at December 31, 2017 and 52,605,401 shares issued at March 31, 2017	56,364	56,068	52,605
Surplus	1,540,673	1,529,035	1,381,886
Treasury stock, at cost, 107,288 shares at March 31, 2018, 103,013 shares at December 31, 2017, and 101,738 shares at March 31, 2017	(5,355)	(4,986)	(4,884)
Retained earnings	1,387,663	1,313,657	1,143,943
Accumulated other comprehensive loss	(73,095)	(41,835)	(59,824)
Total shareholders’ equity	3,031,250	2,976,939	2,764,983
Total liabilities and shareholders’ equity	$28,456,772	$27,915,970	$25,778,893
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2018	March 31, 2017
Interest income
Interest and fees on loans	$234,994	$196,916
Mortgage loans held-for-sale	2,818	2,398
Interest bearing deposits with banks	2,796	1,623
Federal funds sold and securities purchased under resale agreements	—	1
Investment securities	19,128	13,573
Trading account securities	14	11
Federal Home Loan Bank and Federal Reserve Bank stock	1,298	1,070
Brokerage customer receivables	157	167
Total interest income	261,205	215,759
Interest expense
Interest on deposits	26,549	16,270
Interest on Federal Home Loan Bank advances	3,639	1,590
Interest on other borrowings	1,699	1,139
Interest on subordinated notes	1,773	1,772
Interest on junior subordinated debentures	2,463	2,408
Total interest expense	36,123	23,179
Net interest income	225,082	192,580
Provision for credit losses	8,346	5,209
Net interest income after provision for credit losses	216,736	187,371
Non-interest income
Wealth management	22,986	20,148
Mortgage banking	30,960	21,938
Service charges on deposit accounts	8,857	8,265
Losses on investment securities, net	(351)	(55)
Fees from covered call options	1,597	759
Trading gains (losses), net	103	(320)
Operating lease income, net	9,691	5,782
Other	11,836	12,248
Total non-interest income	85,679	68,765
Non-interest expense
Salaries and employee benefits	112,436	99,316
Equipment	10,072	9,002
Operating lease equipment depreciation	6,533	4,636
Occupancy, net	13,767	13,101
Data processing	8,493	7,925
Advertising and marketing	8,824	5,150
Professional fees	6,649	4,660
Amortization of other intangible assets	1,004	1,164
FDIC insurance	4,362	4,156
OREO expense, net	2,926	1,665
Other	19,283	17,343
Total non-interest expense	194,349	168,118
Income before taxes	108,066	88,018
Income tax expense	26,085	29,640
Net income	$81,981	$58,378
Preferred stock dividends	2,050	3,628
Net income applicable to common shares	$79,931	$54,750
Net income per common share—Basic	$1.42	$1.05
Net income per common share—Diluted	$1.40	$1.00
Cash dividends declared per common share	$0.19	$0.14
Weighted average common shares outstanding	56,137	52,267
Dilutive potential common shares	888	4,160
Average common shares and dilutive common shares	57,025	56,427
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Net income	$81,981	$58,378
Unrealized (losses) gains on available-for-sale securities
Before tax	(36,184)	7,379
Tax effect	9,710	(2,900)
Net of tax	(26,474)	4,479
Reclassification of net losses on available-for-sale securities included in net income
Before tax	(975)	(55)
Tax effect	262	21
Net of tax	(713)	(34)
Reclassification of amortization of unrealized gains and losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	(4)	1,428
Tax effect	1	(561)
Net of tax	(3)	867
Net unrealized (losses) gains on available-for-sale securities	(25,758)	3,646
Unrealized gains on derivative instruments
Before tax	3,075	1,615
Tax effect	(826)	(634)
Net unrealized gains on derivative instruments	2,249	981
Foreign currency adjustment
Before tax	(3,853)	1,215
Tax effect	956	(338)
Net foreign currency adjustment	(2,897)	877
Total other comprehensive (loss) income	(26,406)	5,504
Comprehensive income	$55,575	$63,882
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2017	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
Net income	—	—	—	—	58,378	—	58,378
Other comprehensive income, net of tax	—	—	—	—	—	5,504	5,504
Cash dividends declared on common stock	—	—	—	—	(7,325)	—	(7,325)
Dividends on preferred stock	—	—	—	—	(3,628)	—	(3,628)
Stock-based compensation	—	—	2,918	—	—	—	2,918
Common stock issued for:
Exercise of stock options and warrants	—	512	12,272	—	—	—	12,784
Restricted stock awards	—	74	(74)	(295)	—	—	(295)
Employee stock purchase plan	—	9	615	—	—	—	624
Director compensation plan	—	32	374	—	—	—	406
Balance at March 31, 2017	$251,257	$52,605	$1,381,886	$(4,884)	$1,143,943	$(59,824)	$2,764,983
Balance at January 1, 2018	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
Cumulative effect adjustment from the adoption of:
Accounting Standards Update (“ASU”) 2016-01	—	—	—	—	1,880	(1,880)	—
ASU 2017-12	—	—	—	—	(116)	—	(116)
ASU 2018-02	—	—	—	—	2,974	(2,974)	—
Net income	—	—	—	—	81,981	—	81,981
Other comprehensive loss, net of tax	—	—	—	—	—	(26,406)	(26,406)
Cash dividends declared on common stock	—	—	—	—	(10,663)	—	(10,663)
Dividends on preferred stock	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	3,683	—	—	—	3,683
Common stock issued for:
Exercise of stock options and warrants	—	179	7,017	—	—	—	7,196
Restricted stock awards	—	90	(90)	(369)	—	—	(369)
Employee stock purchase plan	—	8	622	—	—	—	630
Director compensation plan	—	19	406	—	—	—	425
Balance at March 31, 2018	$125,000	$56,364	$1,540,673	$(5,355)	$1,387,663	$(73,095)	$3,031,250
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2018	March 31, 2017
Operating Activities:
Net income	$81,981	$58,378
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	8,346	5,209
Depreciation, amortization and accretion, net	15,883	14,437
Stock-based compensation expense	3,683	2,918
Net amortization of premium on securities	1,071	1,732
Accretion of discount on loans	(4,927)	(6,439)
Mortgage servicing rights fair value change, net	(2,931)	789
Originations and purchases of mortgage loans held-for-sale	(778,852)	(722,467)
Proceeds from sales of mortgage loans held-for-sale	696,336	867,924
Bank owned life insurance ("BOLI") income	(714)	(985)
(Increase) decrease in trading securities, net	(687)	1,275
Net decrease in brokerage customer receivables	1,900	2,010
Gains on mortgage loans sold	(18,917)	(16,047)
Losses on investment securities, net	351	55
Losses (gains) on sales of premises and equipment, net	25	(163)
Net losses on sales and fair value adjustments of other real estate owned	2,387	828
Decrease in accrued interest receivable and other assets, net	4,566	3,635
Increase (decrease) in accrued interest payable and other liabilities, net	12,857	(82,290)
Net Cash Provided by Operating Activities	22,358	130,799
Investing Activities:
Proceeds from maturities of available-for-sale securities	47,463	43,688
Proceeds from maturities of held-to-maturity securities	129	258
Proceeds from sales and calls of available-for-sale securities	210,891	6,005
Proceeds from calls of held-to-maturity securities	4,141	51,060
Proceeds from sales of equity securities with readily determinable fair value	—	—
Proceeds from sales of equity securities without readily determinable fair value	—	—
Purchases of available-for-sale securities	(333,999)	(124,227)
Purchases of held-to-maturity securities	(70,988)	(84,890)
Purchases of equity securities with readily determinable fair value	—	—
Purchases of equity securities without readily determinable fair value	(1,801)	—
(Purchase) redemption of Federal Home Loan Bank and Federal Reserve Bank stock, net	(14,967)	54,590
Net cash paid in business combinations	(18,708)	(284)
Proceeds from sales of other real estate owned	3,679	3,961
Proceeds received from the FDIC related to reimbursements on covered assets	—	386
Net decrease (increase) in interest bearing deposits with banks	81,162	(27,011)
Net increase in loans	(394,433)	(219,047)
Purchases of premises and equipment, net	(11,580)	(10,823)
Net Cash Used for Investing Activities	(499,011)	(306,334)
Financing Activities:
Increase in deposit accounts	95,988	71,862
Decrease in subordinated notes and other borrowings, net	(15,631)	(23,732)
Increase in Federal Home Loan Bank advances, net	355,000	73,000
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(1,058)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	8,251	13,814
Common stock repurchases for tax withholdings related to stock-based compensation	(369)	(295)
Dividends paid	(12,713)	(10,953)
Net Cash Provided by Financing Activities	430,526	122,638
Net Decrease in Cash and Cash Equivalents	(46,127)	(52,897)
Cash and Cash Equivalents at Beginning of Period	277,591	270,045
Cash and Cash Equivalents at End of Period	$231,464	$217,148
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated financial statements of Wintrust Financial Corporation and Subsidiaries (“Wintrust” or the “Company”) presented herein are unaudited, but in the opinion of management reflect all necessary adjustments of a normal or recurring nature for a fair presentation of results as of the dates and for the periods covered by the consolidated financial statements.

The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company's significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2017 Form 10-K.

(2) Recent Accounting Developments

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, which created “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and develop a common revenue standard for customer contracts. This ASU provides guidance regarding how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also added a new subtopic to the codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers” to provide guidance on costs related to obtaining and fulfilling a customer contract. Furthermore, the new standard requires disclosure of sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. At the time ASU No. 2014-09 was issued, the guidance was effective for fiscal years beginning after December 15, 2016. In July 2015, the FASB approved a deferral of the effective date by one year, which resulted in the guidance becoming effective for the Company as of January 1, 2018.

The FASB continued to issue various updates to clarify and improve specific areas of ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance within ASU No. 2014-09 surrounding principal versus agent considerations and its impact on revenue recognition. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to also clarify the implementation guidance within ASU No. 2014-09 related to these two topics. In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting,” to remove certain areas of SEC Staff Guidance from those specific Topics. In May 2016 and December 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” to clarify specific aspects of implementation, including the collectability criterion, exclusion of sales taxes collected from a transaction price, noncash consideration, contract modifications, completed contracts at transition, the applicability of loan guarantee fees, impairment of capitalized contract costs and certain disclosure requirements. In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” to clarify the implementation guidance within ASU No. 2014-09 surrounding transfers of nonfinancial assets, including partial sales of such assets, and its impact on revenue recognition. Like ASU No. 2014-09, this guidance became effective for the Company starting January 1, 2018.

The Company adopted ASU No. 2014-09 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2018. As certain significant revenue sources related to financial instruments such as interest income are considered not in-scope, the new guidance did not have a significant impact on the Company's consolidated financial statements. Revenue sources impacted by the new guidance include brokerage and trust and asset management fees from the wealth management business unit, card-based fees, deposit-related fees and other non-interest income. During implementation, the Company reviewed specific contracts with customers across these various sources of revenue. Reviews of such contracts assisted in identifying any characteristics of such contracts that could result in a change in the Company's current practices for recognition of revenue and recognition of costs incurred to obtain or fulfill such contracts. After review of such contracts, the Company identified no indication within the terms of such contracts that a change in the Company's current practices and accounting policies was necessary. The Company elected to adopt the new guidance using the modified retrospective approach applied to all contracts as of the date of initial application at January 1, 2018. Electing the modified retrospective approach resulted in no cumulative effect adjustment to the opening balance of retained earnings at the date of initial application. Additional disclosures have been added in accordance with the new guidance. See Note 13 – Revenue from Contracts with Customers for discussion of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to improve the accounting for financial instruments. This ASU requires equity securities with readily determinable fair values to be measured at fair value with changes recognized in net income. Such equity securities with readily determinable fair values are no longer classified as available-for-sale securities or trading securities within the consolidated financial statements of an entity. For equity securities without a readily determinable fair value, the value of the equity securities may be elected to be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer instead of fair value, unless a qualitative assessment indicates impairment. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.

The Company adopted this guidance as of January 1, 2018. For equity securities with a readily determinable fair value, this guidance was applied under a modified retrospective approach with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of January 1, 2018, the Company reclassified approximately $1.9 million from accumulated other comprehensive income, related to previously recognized unrealized gains, net of deferred taxes, from equity securities with readily determinable fair values, to retained earnings. Equity securities with readily determinable fair values are now prospectively presented separate from available-for-sale securities and trading securities within the Company's Consolidated Statements of Condition. Additionally, for the three months ended March 31, 2018, the Company recognized $1.0 million of unrealized gains from equity securities with readily determinable fair values directly to earnings. For equity securities without a readily determinable fair value, the Company elected to measure such investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, unless a qualitative assessment indicates impairment, which was applied prospectively. Equity securities without readily determinable fair values are included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition. See Note 5 - Investment Securities for further discussion of equity securities with and without readily determinable fair values.

In January 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to clarify certain aspects of the guidance issued in ASU No. 2016-01, including aspects of equity securities without a readily determinable fair value. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. As these clarifications did not have a material impact on the Company's consolidated financial statements, the Company elected to early adopt this guidance as of January 1, 2018.

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

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements. Excluding any impact from the clarification of contracts representing a lease, the Company expects to recognize separate lease liabilities and right to use assets for the amounts related to certain facilities under operating lease agreements disclosed in Note 15 - Minimum Lease Commitments in the 2017 Form 10-K. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption. The Company has established a committee consisting of individuals from various areas of the Company tasked with transitioning the Company to the new guidance requirements. Additionally, the Company has begun obtaining and reviewing lease agreements across its various business units to determine any additional potential impact.

Derivatives

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” to improve the financial reporting of hedging relationships to better align the economic results of an entity’s risk management activities and disclosures within its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the hedge accounting, including to derivative instruments as well as allow a one-time election to reclassify fixed-rate, prepayable debt securities from a held-to-maturity classification to an available-for-sale classification. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Guidance related to existing cash flow hedges and, if elected, fair value hedges is to be applied under a modified retrospective approach and guidance related to amended presentation and disclosures is to be applied under a prospective approach.

Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company elected to early adopt this guidance as of January 1, 2018. See Note 15 - Derivative Financial Instruments for further discussion of early adoption of this guidance. The impact of early adoption on the financial statements included the following:

•
As allowed under the guidance, for certain existing derivative instruments designated as fair value hedges, the Company transitioned the measurement methodology for the related hedged item (loans) to be in accordance with the guidance without dedesignation of the hedging relationship. This resulted in a negative cumulative basis adjustment to loans of $116,000 with a corresponding adjustment to retained earnings.

•	No fixed-rate, prepayable held-to-maturity securities were transferred to an available-for-sale classification.

•
The entire change in the hedging instrument included in the assessment of hedge effectiveness of fair value hedges is presented in the same income statement line as the current impact of the effective portion of such hedge, or interest income and interest expense for interest rate hedging. The Company has previously recognized this ineffectiveness within non-interest income. For the first quarter of 2018, the Company recognized $45,000 of such change in interest income related to hedge effectiveness.

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

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. Specifically, the Company has established a committee consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements. At this time, the Company is reviewing potential methodologies for estimating expected credit losses using reasonable and supportable forecast information, has identified certain historical data and system requirements and has reviewed options for platforms to build, store, execute and review the financial impact.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force),” to clarify the presentation of specific types of cash flow receipts and payments, including the payment of debt prepayment or debt extinguishment costs, contingent consideration cash payments paid subsequent to the acquisition date and proceeds from settlement of BOLI policies. This guidance became effective as of January 1, 2018 and was applied under a retrospective approach resulting in additional disclosure, including cash payments made to settle contingent consideration liabilities recognized in prior business combinations.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” to clarify the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance became effective as of January 1, 2018 and did not have a material impact on the Company.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” to improve the accounting for intra-entity transfers of assets other than inventory. This ASU allows the recognition of current and deferred income taxes for such transfers prior to the subsequent sale of the transferred assets to an outside party. Initial recognition of current and deferred income taxes is currently prohibited for intra-entity transfers of assets other than inventory. This guidance became effective as of January 1, 2018 and did not have a material impact on the Company.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and the Company recognized a provisional tax benefit of $7.6 million in 2017 to reflect the impact of the Tax Act, primarily reflecting estimated effects of a lower federal income tax rate on its net deferred tax liabilities and a transition tax due on the deferred earnings of the Company's Canadian subsidiary. Estimates were made in good faith and may change as additional information and interpretive guidance regarding provisions of the Tax Act become available. Staff Accounting Bulletin 118 provides a measurement period, not to extend beyond one year from the date of enactment, during which a company may complete the accounting for the impacts of the Tax Act. No adjustments were made to the provisional amounts in the first quarter of 2018 and the Company expects to complete the accounting for the impacts of the Tax Act in the fourth quarter of 2018.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. This guidance became effective as of January 1, 2018 and was applied under a prospective approach. See Note 3 - Business Combinations for further discussion of business combinations including the acquisition of certain assets and assumption of certain liabilities of the mortgage banking business of iFreedom Direct Corporation DBA Veterans First Mortgage ("Veterans First") during the current period.

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

Compensation

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” to improve the presentation of net periodic pension cost and net periodic post-retirement benefit cost. An entity will be required to report the service cost component of such costs in the same line item or items as other compensation costs related to services rendered. Additionally, only the service cost component will be eligible for capitalization when applicable. This guidance became effective as of January 1, 2018 and was applied under a retrospective approach related to presentation of the service cost component and a prospective approach related to capitalization of such costs. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” to clarify when modification accounting is appropriate for changes to the terms and conditions of a share-based payment award. An entity will be required to account for such changes as a modification unless certain criteria is met. This guidance became effective as of January 1, 2018 and was applied under a prospective approach for awards modified on or after the adoption date. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Amortization of Premium on Certain Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” to amend the amortization period for certain purchased callable debt securities held at a premium. The amortization period for such securities will be shortened to the earliest call date. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach. Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company did not early adopt this guidance as of January 1, 2018. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Accumulated Other Comprehensive Income (Loss)

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings related to the stranded tax effects within other comprehensive income resulting from the Federal income tax rate reduction in the Tax Act. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the Tax Act is recognized.

Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company elected to early adopt this guidance as of January 1, 2018 and applied such reclassification in the current period (period of adoption). As of January 1, 2018, the Company reclassified a stranded credit of $3.0 million from accumulated other comprehensive income to retained earnings. The Company has a policy for releasing the income tax effects from accumulated other comprehensive income using an individual security approach.

(3) Business Combinations

FDIC-Assisted Transactions

From 2010 to 2012, the Company acquired the banking operations, including the acquisition of certain assets and the assumption of liabilities, of nine financial institutions in FDIC-assisted transactions. Loans comprised the majority of the assets acquired in nearly all of these FDIC-assisted transactions, of which eight such transactions were subject to loss sharing agreements with the FDIC whereby the FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, other real estate owned (“OREO”), and certain other assets. Additionally, clawback provisions within these loss share agreements with the FDIC required the Company to reimburse the FDIC for actual losses on covered assets that were lower than the original loss estimates agreed upon with the FDIC with respect of such assets in the loss share agreements. The Company refers to the loans subject to these loss sharing agreements as “covered loans” and uses the term “covered assets” to refer to covered loans, covered OREO and certain other covered assets during periods subject to such agreements.

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

The loss share agreements with the FDIC covered realized losses on loans, foreclosed real estate and certain other assets and required the Company to record loss share assets and liabilities that were measured separately from the loan portfolios because they were not contractually embedded in the loans and were not transferable with the loans had the Company chosen to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets and liabilities were recorded as FDIC indemnification assets and other liabilities, respectively, on the Consolidated Statements of Condition as of dates covered by loss share agreements. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses reduced the FDIC indemnification assets. Reductions to expected losses, to the extent such reductions to expected losses were the result of an improvement to the actual or expected cash flows from the covered assets, also reduced the FDIC indemnification assets and, if necessary, increased any loss share liability when necessary reductions exceeded the current value of the FDIC indemnification assets. In accordance with the clawback provision noted above, the Company was required to reimburse the FDIC when actual losses were less than certain thresholds established for each loss share agreement. The balance of these estimated reimbursements in accordance with clawback provisions and any related amortization were adjusted periodically for changes in the expected losses on covered assets. On the Consolidated Statements of Condition as of dates subject to loss share agreements, estimated reimbursements from clawback provisions were recorded as a reduction to the FDIC indemnification asset or, if necessary, an increase to the loss share liability, which was included within accrued interest payable and other liabilities. In the second quarter of 2017, the Company recorded a $4.9 million reduction to the estimated loss share liability as a result of an adjustment related to such clawback provisions. Although these assets were contractual receivables from the FDIC and these liabilities were contractual payables to the FDIC, there were no contractual interest rates. Additional expected losses, to the extent such expected losses resulted in recognition of an allowance for covered loan losses, increased the FDIC indemnification asset or reduced the FDIC indemnification liability. The corresponding amortization was recorded as a component of non-interest income on the Consolidated Statements of Income during periods covered by loss share agreements.

The following table summarizes the activity in the Company’s FDIC indemnification liability during the period indicated:

Three Months Ended
(Dollars in thousands)	March 31, 2017
Balance at beginning of period	$16,701
Reductions from reimbursable expenses	(82)
Amortization	244
Changes in expected reimbursements from the FDIC for changes in expected credit losses and reimbursable expenses	1,014
Payments received from the FDIC	386
Balance at end of period	$18,263

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

Mortgage Banking Acquisitions

On January 4, 2018, the Company acquired Veterans First. The Company also acquired mortgage-servicing-rights assets from Veterans First on approximately 10,000 loans, totaling an estimated $1.6 billion in unpaid principal balance. The Company recorded goodwill of $10.2 million on the acquisition.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$25,022	$—	$(295)	$24,727
U.S. Government agencies	149,899	—	(563)	149,336
Municipal	120,396	2,218	(856)	121,758
Corporate notes:
Financial issuers	100,294	16	(1,595)	98,715
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,510,421	169	(64,077)	1,446,513
Collateralized mortgage obligations	55,836	7	(2,203)	53,640
Equity securities (2)	—	—	—	—
Total available-for-sale securities	$1,962,868	$2,410	$(69,590)	$1,895,688
Held-to-maturity securities
U.S. Government agencies	$639,442	$—	$(25,891)	$613,551
Municipal	253,495	939	(5,458)	248,976
Total held-to-maturity securities	$892,937	$939	$(31,349)	$862,527
Equity securities with readily determinable fair value (2)	$34,230	$4,670	$(1,068)	$37,832

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$144,904	$—	$(1,082)	$143,822
U.S. Government agencies	157,638	2	(725)	156,915
Municipal	113,197	2,712	(557)	115,352
Corporate notes:
Financial issuers	30,309	43	(301)	30,051
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,291,695	446	(31,955)	1,260,186
Collateralized mortgage obligations	60,092	64	(617)	59,539
Equity securities (2)	34,234	3,357	(789)	36,802
Total available-for-sale securities	$1,833,069	$6,624	$(36,027)	$1,803,666
Held-to-maturity securities
U.S. Government agencies	$579,062	$23	$(14,066)	$565,019
Municipal	247,387	2,668	(2,558)	247,497
Total held-to-maturity securities	$826,449	$2,691	$(16,624)	$812,516

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$142,772	$—	$(616)	$142,156
U.S. Government agencies	178,475	31	(677)	177,829
Municipal	125,061	2,878	(376)	127,563
Corporate notes:
Financial issuers	65,306	107	(986)	64,427
Other	1,000	—	(3)	997
Mortgage-backed: (1)
Mortgage-backed securities	1,256,497	302	(46,423)	1,210,376
Collateralized mortgage obligations	46,035	78	(445)	45,668
Equity securities (2)	32,634	3,106	(1,023)	34,717
Total available-for-sale securities	$1,847,780	$6,502	$(50,549)	$1,803,733
Held-to-maturity securities
U.S. Government agencies	$465,891	$115	$(18,664)	$447,342
Municipal	201,873	1,114	(2,434)	200,553
Total held-to-maturity securities	$667,764	$1,229	$(21,098)	$647,895

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

Equity securities without readily determinable fair values totaled $25.2 million as of March 31, 2018. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. In accordance with the adoption of ASU No. 2016-01, in the first quarter of 2018, the Company recorded an upward adjustment on such securities of $131,000 related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer. No downward adjustment of equity securities without readily determinable fair values was recorded during the current period. The Company monitors its equity investments without a readily determinable fair values to identify potential transactions that may indicate an observable price change requiring adjustment to its carrying amount.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity investment securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$24,727	$(295)	$—	$—	$24,727	$(295)
U.S. Government agencies	14,742	(104)	134,594	(459)	149,336	(563)
Municipal	35,225	(494)	13,794	(362)	49,019	(856)
Corporate notes:
Financial issuers	73,037	(1,294)	5,665	(301)	78,702	(1,595)
Other	—	—	999	(1)	999	(1)
Mortgage-backed:
Mortgage-backed securities	495,082	(12,177)	945,641	(51,900)	1,440,723	(64,077)
Collateralized mortgage obligations	39,939	(1,672)	12,342	(531)	52,281	(2,203)
Total available-for-sale securities	$682,752	$(16,036)	$1,113,035	$(53,554)	$1,795,787	$(69,590)
Held-to-maturity securities
U.S. Government agencies	$311,150	$(7,688)	$292,800	$(18,203)	$603,950	$(25,891)
Municipal	160,027	(3,563)	49,129	(1,895)	209,156	(5,458)
Total held-to-maturity securities	$471,177	$(11,251)	$341,929	$(20,098)	$813,106	$(31,349)

The Company conducts a regular assessment of its available-for-sale and held-to-maturity investment securities to determine whether securities are other-than-temporarily impaired considering, among other factors, the nature of the securities, credit ratings or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows, market conditions and the Company’s ability to hold the securities through the anticipated recovery period.

The Company does not consider available-for-sale and held-to-maturity securities with unrealized losses at March 31, 2018 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily mortgage-backed securities, U.S. government agency securities and municipal securities.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Realized gains on available-for-sale debt securities	$—	$—
Realized losses on available-for-sale debt securities	(975)	(55)
Net realized losses on available-for-sale debt securities	(975)	$(55)
Unrealized gains on equity securities with readily determinable fair value	1,873	—
Unrealized losses on equity securities with readily determinable fair value	(843)	—
Net unrealized gains on equity securities with readily determinable fair value	1,030	—
Upward adjustments of equity securities without readily determinable fair values	131	—
Downward adjustments of equity securities without readily determinable fair values	—	—
Impairment of equity securities without readily determinable fair values	(537)	—
Adjustment and impairment, net, of equity securities without readily determinable fair values	(406)	—
Other than temporary impairment charges	—	—
Losses on investment securities, net	$(351)	$(55)
Proceeds from sales and calls of available-for-sale securities	$210,891	$6,005
Proceeds from calls of held-to-maturity securities	4,141	51,060
Proceeds from sales of equity securities with readily determinable fair value	—	—
Proceeds from sales of equity securities without readily determinable fair value	—	—

During the three months ending March 31, 2018, the Company recorded impairment of equity securities without readily determinable fair values totaling $537,000. The Company conducts a quarterly assessment of its equity securities without a readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2018, December 31, 2017 and March 31, 2017, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$180,899	$180,333	$300,833	$299,285	$142,323	$142,001
Due in one to five years	90,073	89,953	97,019	97,326	320,945	320,278
Due in five to ten years	116,909	116,517	33,947	35,029	39,520	40,519
Due after ten years	8,730	8,732	15,249	15,499	9,826	10,174
Mortgage-backed	1,566,257	1,500,153	1,351,787	1,319,725	1,302,532	1,256,044
Equity securities (1)	—	—	34,234	36,802	32,634	34,717
Total available-for-sale securities	$1,962,868	$1,895,688	$1,833,069	$1,803,666	$1,847,780	$1,803,733
Held-to-maturity securities
Due in one year or less	$3,786	$3,775	$170	$171	$—	$—
Due in one to five years	34,495	33,994	38,392	38,012	32,771	32,525
Due in five to ten years	210,705	205,823	205,227	203,680	70,533	69,348
Due after ten years	643,951	618,935	582,660	570,653	564,460	546,022
Total held-to-maturity securities	$892,937	$862,527	$826,449	$812,516	$667,764	$647,895

(1)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

Securities having a fair value of $1.5 billion at March 31, 2018 as well as securities having a fair value of $1.7 billion and $1.3 billion at December 31, 2017 and March 31, 2017, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At March 31, 2018, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Balance:
Commercial	$7,060,871	$6,787,677	$6,081,489
Commercial real estate	6,633,520	6,580,618	6,261,682
Home equity	626,547	663,045	708,258
Residential real estate	869,104	832,120	720,608
Premium finance receivables—commercial	2,576,150	2,634,565	2,446,946
Premium finance receivables—life insurance	4,189,961	4,035,059	3,593,563
Consumer and other	105,981	107,713	118,512
Total loans, net of unearned income, excluding covered loans	$22,062,134	$21,640,797	$19,931,058
Covered loans	—	—	52,359
Total loans	$22,062,134	$21,640,797	$19,983,417
Mix:
Commercial	32%	31%	30%
Commercial real estate	30	30	31
Home equity	3	3	4
Residential real estate	4	4	4
Premium finance receivables—commercial	12	12	12
Premium finance receivables—life insurance	19	19	18
Consumer and other	—	1	1
Total loans, net of unearned income, excluding covered loans	100%	100%	100%
Covered loans	—	—	—
Total loans	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $85.4 million at March 31, 2018, $87.0 million at December 31, 2017 and $72.4 million at March 31, 2017.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $9.4 million at March 31, 2018, $9.3 million at December 31, 2017 and $4.6 million at March 31, 2017. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition - PCI Loans” below.

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

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

PCI loans	$348,102	$325,745	$375,237	$350,690

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at March 31, 2018.

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

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Accretable yield, beginning balance	$36,565	$49,408
Acquisitions	—	531
Accretable yield amortized to interest income	(4,619)	(5,599)
Accretable yield amortized to indemnification asset/liability (1)	—	(354)
Reclassification from non-accretable difference (2)	1,556	2,535
Increases (decreases) in interest cash flows due to payments and changes in interest rates	2,190	(759)
Accretable yield, ending balance	$35,692	$45,762

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $4.6 million and $5.6 million in the first quarter of 2018 and 2017, respectively. These amounts include accretion from both covered and non-covered loans, and are both included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at March 31, 2018, December 31, 2017 and March 31, 2017:

As of March 31, 2018		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$10,051	$—	$594	$31,475	$4,518,760	$4,560,880
Franchise	2,401	—	44	1,203	931,710	935,358
Mortgage warehouse lines of credit	—	—	—	5,771	157,699	163,470
Asset-based lending	1,194	—	47	12,611	963,883	977,735
Leases	361	—	—	3,170	410,667	414,198
PCI - commercial (1)	—	856	86	3	8,285	9,230
Total commercial	14,007	856	771	54,233	6,991,004	7,060,871
Commercial real estate:
Construction	3,139	—	—	9,576	802,921	815,636
Land	182	—	—	4,527	117,981	122,690
Office	474	—	925	11,466	878,206	891,071
Industrial	1,427	—	823	5,027	898,867	906,144
Retail	12,274	—	—	4,785	878,563	895,622
Multi-family	19	—	—	328	931,008	931,355
Mixed use and other	4,310	—	192	13,626	1,937,328	1,955,456
PCI - commercial real estate (1)	—	3,107	1,623	9,134	101,682	115,546
Total commercial real estate	21,825	3,107	3,563	58,469	6,546,556	6,633,520
Home equity	9,828	—	1,505	4,033	611,181	626,547
Residential real estate, including PCI	17,214	1,437	229	8,808	841,416	869,104
Premium finance receivables
Commercial insurance loans	17,342	8,547	6,543	17,756	2,525,962	2,576,150
Life insurance loans	—	—	5,125	11,420	3,986,181	4,002,726
PCI - life insurance loans (1)	—	—	—	—	187,235	187,235
Consumer and other, including PCI	720	269	216	291	104,485	105,981
Total loans, net of unearned income	$80,936	$14,216	$17,952	$155,010	$21,794,020	$22,062,134

As of December 31, 2017		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$11,260	$—	$3,746	$13,392	$4,314,107	$4,342,505
Franchise	2,447	—	—	—	845,150	847,597
Mortgage warehouse lines of credit	—	—	—	4,000	190,523	194,523
Asset-based lending	1,550	—	283	10,057	968,576	980,466
Leases	439	—	3	1,958	410,772	413,172
PCI - commercial (1)	—	877	186	—	8,351	9,414
Total commercial	15,696	877	4,218	29,407	6,737,479	6,787,677
Commercial real estate
Construction	3,143	—	—	200	742,171	745,514
Land	188	—	—	5,156	121,140	126,484
Office	2,438	—	—	4,458	887,937	894,833
Industrial	811	—	—	2,412	879,796	883,019
Retail	12,328	—	668	148	938,383	951,527
Multi-family	—	—	—	1,034	914,610	915,644
Mixed use and other	3,140	—	1,423	9,641	1,921,501	1,935,705
PCI - commercial real estate (1)	—	7,135	2,255	6,277	112,225	127,892
Total commercial real estate	22,048	7,135	4,346	29,326	6,517,763	6,580,618
Home equity	8,978	—	518	4,634	648,915	663,045
Residential real estate, including PCI	17,977	5,304	1,303	8,378	799,158	832,120
Premium finance receivables
Commercial insurance loans	12,163	9,242	17,796	15,849	2,579,515	2,634,565
Life insurance loans	—	—	4,837	10,017	3,820,936	3,835,790
PCI - life insurance loans (1)	—	—	—	—	199,269	199,269
Consumer and other, including PCI	740	101	242	727	105,903	107,713
Total loans, net of unearned income	$77,602	$22,659	$33,260	$98,338	$21,408,938	$21,640,797

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2017		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,036	$100	$19	$23,780	$3,855,140	$3,891,075
Franchise	323	—	—	987	822,424	823,734
Mortgage warehouse lines of credit	—	—	—	9,111	145,069	154,180
Asset-based lending	1,378	—	—	3,744	875,882	881,004
Leases	570	—	—	874	318,566	320,010
PCI - commercial (1)	—	1,368	—	944	9,174	11,486
Total commercial	14,307	1,468	19	39,440	6,026,255	6,081,489
Commercial real estate:
Construction	2,408	—	391	4,356	648,178	655,333
Land	350	—	—	3,274	101,455	105,079
Office	3,513	—	953	7,155	859,045	870,666
Industrial	7,004	—	—	2,656	783,302	792,962
Retail	589	—	—	4,727	906,470	911,786
Multi-family	668	—	203	4,813	799,092	804,776
Mixed use and other	6,277	—	3,207	14,166	1,940,094	1,963,744
PCI - commercial real estate (1)	—	12,559	672	15,565	128,540	157,336
Total commercial real estate	20,809	12,559	5,426	56,712	6,166,176	6,261,682
Home equity	11,722	—	430	4,884	691,222	708,258
Residential real estate, including PCI	11,943	900	3,410	5,262	699,093	720,608
Premium finance receivables
Commercial insurance loans	12,629	4,991	6,383	23,775	2,399,168	2,446,946
Life insurance loans	—	2,024	2,535	32,208	3,316,090	3,352,857
PCI - life insurance loans (1)	—	—	—	—	240,706	240,706
Consumer and other, including PCI	350	167	323	543	117,129	118,512
Total loans, net of unearned income, excluding covered loans	$71,760	$22,109	$18,526	$162,824	$19,655,839	$19,931,058
Covered loans	1,592	2,808	268	1,570	46,121	52,359
Total loans, net of unearned income	$73,352	$24,917	$18,794	$164,394	$19,701,960	$19,983,417

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at March 31, 2018, December 31, 2017 and March 31, 2017:

	Performing			Non-performing			Total
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017
Loan Balances:
Commercial
Commercial, industrial and other	$4,550,829	$4,331,245	$3,878,939	$10,051	$11,260	$12,136	$4,560,880	$4,342,505	$3,891,075
Franchise	932,957	845,150	823,411	2,401	2,447	323	935,358	847,597	823,734
Mortgage warehouse lines of credit	163,470	194,523	154,180	—	—	—	163,470	194,523	154,180
Asset-based lending	976,541	978,916	879,626	1,194	1,550	1,378	977,735	980,466	881,004
Leases	413,837	412,733	319,440	361	439	570	414,198	413,172	320,010
PCI - commercial (1)	9,230	9,414	11,486	—	—	—	9,230	9,414	11,486
Total commercial	7,046,864	6,771,981	6,067,082	14,007	15,696	14,407	7,060,871	6,787,677	6,081,489
Commercial real estate
Construction	812,497	742,371	652,925	3,139	3,143	2,408	815,636	745,514	655,333
Land	122,508	126,296	104,729	182	188	350	122,690	126,484	105,079
Office	890,597	892,395	867,153	474	2,438	3,513	891,071	894,833	870,666
Industrial	904,717	882,208	785,958	1,427	811	7,004	906,144	883,019	792,962
Retail	883,348	939,199	911,197	12,274	12,328	589	895,622	951,527	911,786
Multi-family	931,336	915,644	804,108	19	—	668	931,355	915,644	804,776
Mixed use and other	1,951,146	1,932,565	1,957,467	4,310	3,140	6,277	1,955,456	1,935,705	1,963,744
PCI - commercial real estate(1)	115,546	127,892	157,336	—	—	—	115,546	127,892	157,336
Total commercial real estate	6,611,695	6,558,570	6,240,873	21,825	22,048	20,809	6,633,520	6,580,618	6,261,682
Home equity	616,719	654,067	696,536	9,828	8,978	11,722	626,547	663,045	708,258
Residential real estate, including PCI	851,890	810,865	708,665	17,214	21,255	11,943	869,104	832,120	720,608
Premium finance receivables
Commercial insurance loans	2,550,261	2,613,160	2,429,326	25,889	21,405	17,620	2,576,150	2,634,565	2,446,946
Life insurance loans	4,002,726	3,835,790	3,350,833	—	—	2,024	4,002,726	3,835,790	3,352,857
PCI - life insurance loans (1)	187,235	199,269	240,706	—	—	—	187,235	199,269	240,706
Consumer and other, including PCI	105,054	106,933	118,058	927	780	454	105,981	107,713	118,512
Total loans, net of unearned income, excluding covered loans	$21,972,444	$21,550,635	$19,852,079	$89,690	$90,162	$78,979	$22,062,134	$21,640,797	$19,931,058

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the three months ended March 31, 2018 and 2017 is as follows:

Three months ended March 31, 2018		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Other adjustments	(1)	(24)	—	(3)	(12)	—	(40)
Reclassification from allowance for unfunded lending-related commitments	—	26	—	—	—	—	26
Charge-offs	(2,687)	(813)	(357)	(571)	(4,721)	(129)	(9,278)
Recoveries	262	1,687	123	40	385	47	2,544
Provision for credit losses	2,251	1,378	(399)	124	4,835	157	8,346
Allowance for loan losses at period end	$57,636	$57,481	$9,860	$6,278	$7,333	$915	$139,503
Allowance for unfunded lending-related commitments at period end	$—	$1,243	$—	$—	$—	$—	$1,243
Allowance for credit losses at period end	$57,636	$58,724	$9,860	$6,278	$7,333	$915	$140,746
Individually evaluated for impairment	$2,344	$3,611	$749	$148	$—	$25	$6,877
Collectively evaluated for impairment	54,789	55,042	9,111	6,029	7,333	890	133,194
Loans acquired with deteriorated credit quality	503	71	—	101	—	—	675
Loans at period end
Individually evaluated for impairment	$33,810	$38,237	$10,102	$20,558	$—	$748	$103,455
Collectively evaluated for impairment	7,017,831	6,479,737	616,445	768,859	6,578,876	103,224	21,564,972
Loans acquired with deteriorated credit quality	9,230	115,546	—	11,725	187,235	2,009	325,745
Loans held at fair value	—	—	—	67,962	—	—	67,962

Three months ended March 31, 2017	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Other adjustments	(19)	(36)	—	(4)	3	—	(56)
Reclassification from allowance for unfunded lending-related commitments	(92)	(46)	—	—	—	—	(138)
Charge-offs	(641)	(261)	(625)	(329)	(1,427)	(134)	(3,417)
Recoveries	273	554	65	178	612	141	1,823
Provision for credit losses	2,568	1,000	989	(29)	746	42	5,316
Allowance for loan losses at period end	$46,582	$52,633	$12,203	$5,530	$7,559	$1,312	$125,819
Allowance for unfunded lending-related commitments at period end	$592	$1,219	$—	$—	$—	$—	$1,811
Allowance for credit losses at period end	$47,174	$53,852	$12,203	$5,530	$7,559	$1,312	$127,630
Individually evaluated for impairment	$2,845	$3,198	$1,979	$666	$—	$92	$8,780
Collectively evaluated for impairment	43,687	50,594	10,224	4,802	7,559	1,219	118,085
Loans acquired with deteriorated credit quality	642	60	—	62	—	1	765
Loans at period end
Individually evaluated for impairment	$19,319	$40,107	$11,878	$16,594	$—	$405	$88,303
Collectively evaluated for impairment	6,050,684	6,064,239	696,380	671,765	5,799,803	116,966	19,399,837
Loans acquired with deteriorated credit quality	11,486	157,336	—	3,701	240,706	1,141	414,370
Loans held at fair value	—	—	—	28,548	—	—	28,548

A summary of activity in the allowance for covered loan losses for the three months ended March 31, 2017 is as follows:

Three Months Ended
March 31,
(Dollars in thousands)	2017
Balance at beginning of period	$1,322
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(535)
Benefit attributable to FDIC loss share agreements	428
Net provision for covered loan losses	(107)
Increase in FDIC indemnification liability	(428)
Loans charged-off	(216)
Recoveries of loans charged-off	748
Net (charge-offs) recoveries	532
Balance at end of period	$1,319

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses resulted in the recognition of an allowance for loan losses, increased the FDIC loss share asset or reduced any FDIC loss share liability. The allowance for loan losses for loans acquired in FDIC-assisted transactions was determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements were separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses was reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses were the result of an improvement to the actual or expected cash flows from the covered assets, reduced the FDIC loss share asset or increased any FDIC loss share liability. Additions to expected losses required an increase to the allowance for covered loan losses, and a corresponding increase to the FDIC loss share asset or reduction to any FDIC loss share liability. See “FDIC-Assisted Transactions” within Note 3 – Business Combinations for more detail.

On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. As a result, the allowance for covered loan losses previously measured is included within the allowance for credit losses, excluding covered loans, presented above for subsequent periods. See Note 3 - Business Combinations for further discussion of the termination of FDIC loss share agreements.

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$37,572	$36,084	$39,968
Impaired loans with no allowance for loan loss required	65,559	69,004	47,554
Total impaired loans (2)	$103,131	$105,088	$87,522
Allowance for loan losses related to impaired loans	$6,863	$8,023	$8,165
TDRs	$47,676	$49,786	$39,669

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class, excluding covered loans, for the periods ended as follows:

				For the Three Months Ended
	As of March 31, 2018			March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,521	$5,587	$1,738	$5,607	$83
Franchise	—	—	—	—	—
Asset-based lending	1,107	1,107	475	1,166	20
Leases	2,213	2,221	131	2,247	27
Commercial real estate
Construction	3,097	3,897	599	3,097	50
Land	1,500	1,500	3	1,567	17
Office	1,479	2,078	73	1,483	24
Industrial	63	172	1	63	2
Retail	15,347	15,415	2,512	15,315	166
Multi-family	1,234	1,277	21	1,254	12
Mixed use and other	2,036	2,281	388	2,054	30
Home equity	1,697	1,889	749	1,699	19
Residential real estate	2,253	2,956	148	2,258	33
Consumer and other	25	27	25	25	—
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,480	$6,777	$—	$5,650	$109
Franchise	18,657	18,661	—	18,675	239
Asset-based lending	86	231	—	182	3
Leases	746	746	—	754	11
Commercial real estate
Construction	1,363	1,364	—	1,364	15
Land	2,329	2,434	—	2,339	31
Office	59	754	—	61	11
Industrial	1,427	1,485	—	1,430	20
Retail	2,695	2,992	—	2,710	58
Multi-family	—	84	—	—	1
Mixed use and other	5,284	5,981	—	5,340	80
Home equity	8,405	12,535	—	8,255	151
Residential real estate	18,305	20,983	—	18,630	222
Consumer and other	723	870	—	726	12
Total impaired loans, net of unearned income	$103,131	$116,304	$6,863	$103,951	$1,446

				For the Twelve Months Ended
	As of December 31, 2017			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$6,233	$7,323	$3,951	$7,220	$452
Franchise	—	—	—	—	—
Asset-based lending	948	949	355	1,302	72
Leases	2,331	2,337	158	2,463	117
Commercial real estate
Construction	3,097	3,897	403	3,690	197
Land	—	—	—	—	—
Office	471	471	5	481	24
Industrial	408	408	40	414	25
Retail	15,599	15,657	1,336	15,736	624
Multi-family	—	—	—	—	—
Mixed use and other	1,567	1,586	379	1,599	77
Home equity	1,606	1,869	784	1,626	81
Residential real estate	3,798	3,910	586	3,790	146
Consumer and other	26	28	26	27	2
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,460	$12,259	$—	$10,170	$683
Franchise	16,256	16,256	—	17,089	780
Asset-based lending	602	602	—	688	40
Leases	782	782	—	845	49
Commercial real estate
Construction	1,367	1,678	—	1,555	84
Land	3,961	4,192	—	4,129	182
Office	2,438	6,140	—	3,484	330
Industrial	403	2,010	—	1,849	174
Retail	2,393	3,538	—	2,486	221
Multi-family	1,231	2,078	—	1,246	76
Mixed use and other	5,275	6,731	—	5,559	351
Home equity	7,648	11,648	—	9,114	603
Residential real estate	17,455	20,327	—	17,926	860
Consumer and other	733	890	—	773	48
Total impaired loans, net of unearned income	$105,088	$127,566	$8,023	$115,261	$6,298

				For the Three Months Ended
	As of March 31, 2017			March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$3,804	$3,830	$1,568	$3,856	$50
Franchise	—	—	—	—	—
Asset-based lending	1,378	1,380	378	1,279	12
Leases	2,616	2,619	304	2,689	36
Commercial real estate
Construction	5,262	5,262	74	5,276	53
Land	3,033	3,033	13	3,033	28
Office	1,512	1,522	310	1,513	18
Industrial	4,831	5,554	1,703	4,854	71
Retail	1,733	1,843	156	1,739	23
Multi-family	1,256	1,256	20	1,256	11
Mixed use and other	5,472	5,561	902	5,486	67
Home equity	3,863	3,891	1,979	3,866	35
Residential real estate	5,116	5,652	666	5,166	57
Consumer and other	92	94	92	95	1
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$10,270	$11,307	$—	$10,668	$185
Franchise	—	—	—	—	—
Leases	846	846	—	852	13
Commercial real estate
Construction	3,912	3,912	—	3,973	46
Land	1,240	1,631	—	1,321	15
Office	2,487	3,803	—	2,432	56
Industrial	2,172	2,487	—	2,152	57
Retail	—	—	—	—	—
Multi-family	668	752	—	652	11
Mixed use and other	6,153	6,961	—	6,234	91
Home equity	8,015	10,420	—	8,176	123
Residential real estate	11,478	12,673	—	11,522	151
Consumer and other	313	401	—	315	5
Total impaired loans, net of unearned income	$87,522	$96,690	$8,165	$88,405	$1,215

TDRs

At March 31, 2018, the Company had $47.7 million in loans modified in TDRs. The $47.7 million in TDRs represents 85 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at March 31, 2018 and approximately $1.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended March 31, 2018 and 2017, the Company recorded $21,000 and $55,000, respectively, of interest income, which was reflected as a decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At March 31, 2018, the Company had $8.6 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $11.4 million and $13.5 million at March 31, 2018 and 2017, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2018 and 2017, respectively, which represent TDRs:

Three months ended March 31, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$96	1	$96	—	$—	—	$—	—	$—
Commercial real estate
Office	1	59	1	59	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	5	835	5	835	2	111	—	—	—	—
Total loans	7	$990	7	$990	2	$111	—	$—	—	$—

Three months ended March 31, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$95	1	$95	—	$—	—	$—	—	$—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	—	—	—	—	—	—
Residential real estate and other	2	173	2	173	2	173	—	—	—	—
Total loans	4	$1,513	4	$1,513	2	$173	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended March 31, 2018, seven loans totaling $1.0 million were determined to be TDRs, compared to four loans totaling $1.5 million during the three months ended March 31, 2017. Of these loans extended at below market terms, the weighted average extension had a term of approximately 74 months during the quarter ended March 31, 2018 compared to 10 months for the quarter ended March 31, 2017. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 287 basis points and 48 basis points during the three months ended March 31, 2018 and 2017, respectively. Additionally, no principal balances were forgiven in the first quarter of 2018 and 2017.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2018 and 2017, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2018		Three Months Ended March 31, 2018		As of March 31, 2017		Three Months Ended March 31, 2017
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$3,776	5	$3,776	3	398	1	$28
Leases	3	16,256	—	—	2	2,949	—	—
Commercial real estate
Office	1	59	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	1	1,245	—	—
Residential real estate and other	15	3,711	5	2,551	8	1,095	1	232
Total loans	24	$23,802	10	$6,327	14	5,687	2	$260

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2018	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2018
Community banking	$429,520	$10,229	$—	$—	$439,749
Specialty finance	40,250	—	—	(616)	39,634
Wealth management	32,114	—	—	—	32,114
Total	$501,884	$10,229	$—	$(616)	$511,497

The community banking segment's goodwill increased $10.2 million in the first three months of 2018 primarily as a result of the acquisition of Veterans First. The specialty finance segment's goodwill decreased $616,000 in the first three months of 2018 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2017, the Company utilized a quantitative approach for its annual goodwill impairment test of the community banking segment and determined that no impairment existed at that time. At December 31, 2017, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management segments and determined that no impairment existed at that time. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of March 31, 2018, the Company identified no such indicators of goodwill impairment for each business segment.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of March 31, 2018 is as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$37,272	$37,272	$37,272
Accumulated amortization	(26,280)	(25,427)	(22,634)
Net carrying amount	$10,992	$11,845	$14,638
Trademark with indefinite lives:
Carrying amount	5,800	—	—
Total net carrying amount	$16,792	$11,845	$14,638
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,967	$1,972	$1,800
Accumulated amortization	(1,335)	(1,298)	(1,191)
Net carrying amount	$632	$674	$609
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(2,951)	(2,838)	(2,500)
Net carrying amount	$4,989	$5,102	$5,440
Total other intangible assets, net	$22,413	$17,621	$20,687

Estimated amortization
Actual in three months ended March 31, 2018	$1,004
Estimated remaining in 2018	2,792
Estimated—2019	3,223
Estimated—2020	2,597
Estimated—2021	2,056
Estimated—2022	1,556

The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis while the customer list intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a ten-year period on a straight-line basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with the Veterans First acquisition. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis.

Total amortization expense associated with finite-lived intangibles totaled approximately $1.0 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of the period	$33,676	$19,103
Additions from loans sold with servicing retained	4,159	2,766
Additions from acquisitions	13,806	—
Estimate of changes in fair value due to:
Payoffs and paydowns	(1,202)	(429)
Changes in valuation inputs or assumptions	4,133	156
Fair value at end of the period	$54,572	$21,596
Unpaid principal balance of mortgage loans serviced for others	$4,795,335	$1,972,592

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

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Balance:
Non-interest bearing	$6,612,319	$6,792,497	$5,790,579
NOW and interest bearing demand deposits	2,315,122	2,315,055	2,484,676
Wealth management deposits	2,495,134	2,323,699	2,390,464
Money market	4,617,122	4,515,353	4,555,752
Savings	2,901,504	2,829,373	2,287,958
Time certificates of deposit	4,338,126	4,407,370	4,221,012
Total deposits	$23,279,327	$23,183,347	$21,730,441
Mix:
Non-interest bearing	28%	29%	27%
NOW and interest bearing demand deposits	10	10	11
Wealth management deposits	11	10	11
Money market	20	20	21
Savings	12	12	11
Time certificates of deposit	19	19	19
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, LLC ("WHI"), trust and asset management customers of Company and brokerage customers from unaffiliated companies.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
FHLB advances	$915,000	$559,663	$227,585
Other borrowings:
Notes payable	33,727	41,222	48,702
Short-term borrowings	17,977	17,209	39,246
Other	48,742	49,131	17,949
Secured borrowings	146,646	158,561	132,890
Total other borrowings	247,092	266,123	238,787
Subordinated notes	139,111	139,088	138,993
Total FHLB advances, other borrowings and subordinated notes	$1,301,203	$964,874	$605,365

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

Notes Payable

At March 31, 2018, notes payable represented a $33.7 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement ("Credit Agreement") with unaffiliated banks dated December 15, 2014 (as subsequently amended). The Credit Agreement consists of the Term Facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At March 31, 2018, the Company had a balance of $33.7 million compared to $41.2 million at December 31, 2017 and $48.7 million at March 31, 2017 under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At March 31, 2018, December 31, 2017 and March 31, 2017, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition. In December 2017, the Company again amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 11, 2017 to December 10, 2018.

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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2018, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $18.0 million at March 31, 2018 compared to $17.2 million at December 31, 2017 and $39.2 million at March 31, 2017. At March 31, 2018, December 31, 2017 and March 31, 2017, securities sold under repurchase agreements represent $18.0 million, $17.2 million and $39.2 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of March 31, 2018, the Company had pledged securities related to its customer balances in sweep accounts of $43.4 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of March 31, 2018 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$21,499
Held-to-maturity securities pledged
U.S. Government agencies	21,886
Total collateral pledged	$43,385
Excess collateral	25,408
Securities sold under repurchase agreements	$17,977

Other Borrowings

Other borrowings at March 31, 2018 represent a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At March 31, 2018, the Fixed-Rate Promissory Note had a balance of $48.7 million compared to $49.0 million at December 31, 2017. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At March 31, 2018, the Company was in compliance with all such covenants. Under a previous fixed-rate promissory note with an unrelated creditor related to and secured by an office building owned by the Company, other borrowings totaled $17.6 million at March 31, 2017. In June 2017, this previous fixed-rate promissory note was paid off upon the Company's issuance of the Fixed-Rate Promissory Note. At March 31, 2018, the non-recourse notes related to certain capital leases totaled $75,000 compared to $151,000 and $374,000 at December 31, 2017 and March 31, 2017, respectively.

Secured Borrowings

Secured borrowings at March 31, 2018 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At March 31, 2018, the translated balance of the secured borrowing totaled $131.7 million compared to $135.1 million at December 31, 2017 and $120.1 million at March 31, 2017. Additionally, the interest rate under the Receivables Purchase Agreement at March 31, 2018 was 2.4253%. The remaining $15.0 million within secured borrowings at March 31, 2018 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At March 31, 2018, the Company had outstanding subordinated notes totaling $139.1 million compared to $139.1 million and $139.0 million outstanding at December 31, 2017 and March 31, 2017, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(12) Junior Subordinated Debentures

As of March 31, 2018, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in available-for-sale securities.

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2018. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2018	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	4.97%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	5.11%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	4.91%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	4.07%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	3.76%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	3.75%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	4.77%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	4.77%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	5.31%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	3.87%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	3.74%	06/2007	09/2037	06/2012
Total			$253,566		4.33%
The junior subordinated debentures totaled $253.6 million at March 31, 2018, December 31, 2017 and March 31, 2017.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2018, the weighted average contractual interest rate on the junior subordinated debentures was 4.33%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

(13) Revenue from Contracts with Customers

As of January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all subsequent updates issued to clarify and improve specific areas of ASU 2014-09. The Company elected to adopt the new guidance using the modified retrospective approach applied to all contracts as of the date of initial application at January 1, 2018. Under the modified retrospective approach, the Company recognized no cumulative effect adjustment to the opening balance of retained earnings at the date of initial application.

Disaggregation of Revenue

As certain significant revenue sources related to financial instruments such as interest income are considered not in-scope, ASU 2014-09 did not have a significant impact on the Company's consolidated financial statements. The following table presents revenue from contracts with customers, considered in-scope under ASU 2014-09, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended
Revenue from contracts with customers	Location in income statement	March 31, 2018	March 31, 2017
Brokerage and insurance product commissions	Wealth management	$6,031	$6,220
Trust	Wealth management	3,417	3,308
Asset management	Wealth management	13,538	10,620
Total wealth management		22,986	20,148
Mortgage broker fees	Mortgage banking	279	316
Service charges on deposit accounts	Service charges on deposit accounts	8,857	8,265
Administrative services	Other non-interest income	1,061	1,024
Card related fees	Other non-interest income	2,139	1,415
Other deposit related fees	Other non-interest income	2,858	2,358
Total revenue from contracts with customers		$38,180	$33,526

Wealth Management Revenue

Wealth management revenue is comprised of brokerage and insurance product commissions, managed money fees and trust and asset management revenue of the Company's three wealth management subsidiaries: WHI, Great Lakes Advisors, LLC ("GLA") and The Chicago Trust Company, N.A. ("CTC"). All wealth management revenue is recognized in the wealth management segment.

Brokerage and insurance product commissions consists primarily of commissions earned from trade execution services on behalf of customers and from selling mutual funds, insurance and other investment products to customers. For trade execution services, the Company recognizes commissions and receives payment from the brokerage customers at the point of transaction execution. Commissions received from the investment or insurance product providers are recognized at the point of sale of the product. The Company also receives trail and other commissions from providers for certain plans. These are generally based on qualifying account values and are recognized once the performance obligation, specific to each provider, is satisfied on a monthly, quarterly or annual basis.

Trust revenue is earned from trust and custody services that are generally performed over time. Revenue is determined periodically based on a schedule of fees applied to the value of each customer account using a time-elapsed method to measure progress toward complete satisfaction of the performance obligation. Fees are typically billed on a calendar month or quarter basis in advance or in arrears depending upon the contract. Additional fees earned for certain extraordinary services performed on behalf of the customers are recognized when the service has been performed.

Asset management revenue is earned from money management and advisory services that are performed over time. Revenue is based primarily on the market value of assets under management or administration using a time-elapsed method to measure progress toward complete satisfaction of the performance obligation. Fees are typically billed on a calendar month or quarter basis in advance or in arrears depending upon the contract. Certain programs provide the customer with an option of paying fees as a percentage of the account value or incurring commission charges for each trade similar to brokerage and insurance product commissions. Trade commissions and any other fees received for additional services are recognized at a point in time once the performance obligation is satisfied.

Mortgage Broker Fees

For customers desiring a mortgage product not currently offered by the Company, the Company may refer such customers and, with permission, direct such customers' applications to certain third party mortgage brokers. Mortgage broker fees are received from these brokers for such customer referrals upon settlement of the underlying mortgage. The Company's entitlement to the consideration is contingent on the settlement of the mortgage which is highly susceptible to factors outside of the Company's influence, such as third party broker's underwriting requirements. Also, the uncertainty surrounding the consideration could be resolved in varying lengths of time, dependent upon the third party brokers. Therefore, mortgage broker fees are recognized at the settlement of the underlying mortgage when the consideration is received. Broker fees are recognized in the community banking segment.

Service Charges on Deposit Accounts

Service charges on deposit accounts include fees charged to deposit customers for various services, including account analysis services, and are based on factors such as the size and type of customer, type of product and number of transactions. The fees are based on a standard schedule of fees and, depending on the nature of the service performed, the service is performed at a point in time or over a period of a month. When the service is performed at a point in time, the Company recognizes and receives revenue when the service has been performed. When the service is performed over a period of a month, the Company recognizes and receives revenue in the month the service has been performed. Service charges on deposit accounts are recognized in the community banking segment.

Administrative Services

Administrative services revenue is earned from providing outsourced administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Fees are charged periodically (typically a payroll cycle) and computed in accordance with the contractually determined rate applied to the total gross billings administered for the period. The revenue is recognized over the period using a time-elapsed method to measure progress toward complete satisfaction of the performance obligation. Other fees are charged on a per occurrence basis as the service is provided in the billing cycle. The Company has certain contracts with customers to perform outsourced administrative services and short-term accounts receivable financing. For these contracts, the total fee is allocated between the administrative services revenue and interest income during the client onboarding process based on the specific client and services provided. Administrative services revenue is recognized in the specialty finance segment.

Card and Deposit Related Fees

Card related fees include interchange and merchant revenue, and fees related to debit and credit cards. Interchange revenue is related to the Company issued debit cards. Other deposit related fees primarily include pay by phone processing fees, ATM and safe deposit box fees, check order charges and foreign currency related fees. Card and deposit related fees are generally based on volume of transactions and are recognized at the point in time when the service has been performed. For any consideration that is constrained, the revenue is recognized once the uncertainty is known. Upfront fees received from certain contracts are recognized on a straight line basis over the term of the contract. Card and deposit related fees are recognized in the community banking segment.

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Contract assets	$—	$—	$—

Contract liabilities	$1,614	$1,706	$1,983

Mortgage broker fees receivable	$20	$69	$9
Wealth management receivable	8,111	8,102	7,484
Card related fees receivable	320	202	304
Total receivables from contracts with customer	$8,451	$8,373	$7,797

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $92,000 and $82,000 for the three months ended March 31, 2018 and 2017, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

Transaction price allocated to the remaining performance obligations

For contracts with an original expected length of more than one year, the following table presents the estimated future timing of recognition of upfront fees related to card and deposit related fees. These upfront fees represent performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

(Dollars in thousands)
Estimated remaining in 2018	$277
Estimated—2019	369
Estimated—2020	369
Estimated—2021	303
Estimated—2022	153
Estimated—2023	143
Total	$1,614

Practical Expedients and Exemptions

The Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised service to a customer and when the customer pays for that services is one year or less.

The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

(14) Segment Information

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

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2017 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net interest income:
Community Banking	$183,254	$156,280	$26,974	17%
Specialty Finance	32,912	26,812	6,100	23
Wealth Management	4,441	5,056	(615)	(12)
Total Operating Segments	220,607	188,148	32,459	17
Intersegment Eliminations	4,475	4,432	43	1
Consolidated net interest income	$225,082	$192,580	$32,502	17%
Non-interest income:
Community Banking	$56,547	$42,716	$13,831	32%
Specialty Finance	15,725	14,156	1,569	11
Wealth Management	22,958	20,802	2,156	10
Total Operating Segments	95,230	77,674	17,556	23
Intersegment Eliminations	(9,551)	(8,909)	(642)	(7)
Consolidated non-interest income	$85,679	$68,765	$16,914	25%
Net revenue:
Community Banking	$239,801	$198,996	$40,805	21%
Specialty Finance	48,637	40,968	7,669	19
Wealth Management	27,399	25,858	1,541	6
Total Operating Segments	315,837	265,822	50,015	19
Intersegment Eliminations	(5,076)	(4,477)	(599)	(13)
Consolidated net revenue	$310,761	$261,345	$49,416	19%
Segment profit:
Community Banking	$57,280	$37,677	$19,603	52%
Specialty Finance	20,000	16,098	3,902	24
Wealth Management	4,701	4,603	98	2
Consolidated net income	$81,981	$58,378	$23,603	40%
Segment assets:
Community Banking	$23,213,499	$21,164,041	$2,049,458	10%
Specialty Finance	4,568,906	3,966,542	602,364	15
Wealth Management	674,367	648,310	26,057	4
Consolidated total assets	$28,456,772	$25,778,893	$2,677,879	10%

(15) Derivative Financial Instruments

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

As of January 1, 2018, the Company elected to early adopt ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges are recorded as a component of other comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815 are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are corroborated by comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans) are estimated based on changes in mortgage interest rates from the date of the loan commitment. The fair value of foreign currency derivatives is computed based on changes in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2018, December 31, 2017 and March 31, 2017:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$15,012	$11,914	$9,311	$35	$12	$—
Interest rate derivatives designated as Fair Value Hedges	4,962	2,932	2,381	—	—	—
Total derivatives designated as hedging instruments under ASC 815	$19,974	$14,846	$11,692	$35	$12	$—
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$52,996	$34,139	$36,476	$52,408	$33,704	$35,459
Interest rate lock commitments	5,449	2,843	5,600	1,207	269	2,981
Forward commitments to sell mortgage loans	3	14	69	1,464	1,457	2,656
Foreign exchange contracts	538	227	436	585	229	435
Total derivatives not designated as hedging instruments under ASC 815	$58,986	$37,223	$42,581	$55,664	$35,659	$41,531
Total Derivatives	$78,960	$52,069	$54,273	$55,699	$35,671	$41,531

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

As of March 31, 2018, the Company had eight interest rate swap derivatives designated as cash flow hedges of variable rate deposits. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on each of these cash flow hedges as of March 31, 2018:

	March 31, 2018
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
June 2019	$200,000	$1,496
July 2019	250,000	4,209
August 2019	275,000	5,347
January 2020	175,000	891
January 2020	25,000	127
April 2020	50,000	(7)
April 2020	200,000	(28)
June 2020	200,000	2,942
Total Cash Flow Hedges	$1,375,000	$14,977
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Unrealized gain at beginning of period	$11,902	$6,944
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	(680)	356
Amount of gain recognized in other comprehensive income	3,755	1,259
Unrealized gain at end of period	$14,977	$8,559

As of March 31, 2018, the Company estimates that during the next twelve months $8.8 million will be reclassified from accumulated other comprehensive gain as an increase to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2018, the Company has eleven interest rate swaps with an aggregate notional amount of $125.3 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans as well as life insurance premium finance receivables.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of March 31, 2018:

		March 31, 2018
(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income, excluding covered loans	$115,092	$(5,106)	$—

The following table presents the gain or loss recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain/(Loss) Recognized in Income on Derivative	Three Months Ended
		March 31, 2018
Interest rate swaps	Interest and fees on loans	$(45)

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2018, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $5.0 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2018 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $813.4 million and interest rate lock commitments with an aggregate notional amount of approximately $376.3 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of March 31, 2018 the Company held foreign currency derivatives with an aggregate notional amount of approximately $38.1 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2018, December 31, 2017 or March 31, 2017.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2018	March 31, 2017
Interest rate swaps and caps	Trading gains (losses), net	$153	$(303)
Mortgage banking derivatives	Mortgage banking revenue	1,418	738
Covered call options	Fees from covered call options	1,597	759
Foreign exchange contracts	Trading losses, net	(43)	(28)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2018, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $456,000. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017
Gross Amounts Recognized	$72,970	$48,985	$48,168	$52,443	$33,716	$35,459
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$72,970	$48,985	$48,168	$52,443	$33,716	$35,459
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	$(9,627)	(14,878)	(16,529)	$(9,627)	(14,878)	(16,529)
Collateral Posted	(54,490)	(18,060)	(6,990)	(340)	(2,220)	(12,300)
Net Credit Exposure	$8,853	$16,047	$24,649	$42,476	$16,618	$6,630

(16) Fair Values of Assets and Liabilities

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

A financial instrument’s categorization within the above valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the assets or liabilities. The following is a description of the valuation methodologies used for the Company’s assets and liabilities measured at fair value on a recurring basis.

Available-for-sale securities, trading account securities and equity securities with readily determinable fair value—Fair values for available-for-sale securities, trading account securities and equity securities with readily determinable fair value are typically based on prices obtained from independent pricing vendors. Securities measured with these valuation techniques are generally classified as Level 2 of the fair value hierarchy. Typically, standard inputs such as benchmark yields, reported trades for similar securities, issuer spreads, benchmark securities, bids, offers and reference data including market research publications are used to fair value a security. When these inputs are not available, broker/dealer quotes may be obtained by the vendor to determine the fair value of the security. We review the vendor’s pricing methodologies to determine if observable market information is being used, versus unobservable inputs. Fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy.

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

At March 31, 2018, the Company classified $84.6 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $3.6 million of U.S. government agencies as Level 3 at March 31, 2018. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In the first quarter of 2018, all of the ratings derived in the above process by Investment Operations were BBB or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2018 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At March 31, 2018, the Company classified $26.6 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at March 31, 2018 was 4.14% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 8.76% at March 31, 2018. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.88% with credit loss discount ranging from 0%-11% at March 31, 2018.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At March 31, 2018, the Company classified $54.6 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at March 31, 2018 was 10.02% with discount rates applied ranging from 7%-17%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds used as an input to value the MSRs at March 31, 2018 ranged from 0%-87% or a weighted average prepayment speed of 9.40%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $78 and $368, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At March 31, 2018, the Company classified $4.6 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2018 was 85.34% with pull-through rates applied ranging from 32% to 100%.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$24,727	$—	$24,727	$—
U.S. Government agencies	149,336	—	145,720	3,616
Municipal	121,758	—	37,166	84,592
Corporate notes	99,714	—	99,714	—
Mortgage-backed	1,500,153	—	1,500,153	—
Trading account securities	1,682	—	1,682	—
Equity securities with readily determinable fair value	37,832	—	37,832	—
Mortgage loans held-for-sale	411,505	—	411,505	—
Loans held-for-investment	67,962	—	41,342	26,620
MSRs	54,572	—	—	54,572
Nonqualified deferred compensation assets	11,724	—	11,724	—
Derivative assets	78,960	—	74,355	4,605
Total	$2,559,925	$—	$2,385,920	$174,005
Derivative liabilities	$55,699	$—	$55,699	$—

	December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$143,822	$—	$143,822	$—
U.S. Government agencies	156,915	—	153,136	3,779
Municipal	115,352	—	38,171	77,181
Corporate notes	31,050	—	31,050	—
Mortgage-backed	1,319,725	—	1,319,725	—
Equity securities	36,802	—	36,802	—
Trading account securities	995	—	995	—
Mortgage loans held-for-sale	313,592	—	313,592	—
Loans held-for-investment	33,717	—	—	33,717
MSRs	33,676	—	—	33,676
Nonqualified deferred compensation assets	11,065	—	11,065	—
Derivative assets	52,069	—	49,912	2,157
Total	$2,248,780	$—	$2,098,270	$150,510
Derivative liabilities	$35,671	$—	$35,671	$—

	March 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$142,156	$—	$142,156	$—
U.S. Government agencies	177,829	—	173,546	4,283
Municipal	127,563	—	47,818	79,745
Corporate notes	65,424	—	65,424	—
Mortgage-backed	1,256,044	—	1,256,044	—
Equity securities	34,717	—	34,717	—
Trading account securities	714	—	714	—
Mortgage loans held-for-sale	288,964	—	288,964	—
Loans held-for-investment	28,548	—	—	28,548
MSRs	21,596	—	—	21,596
Nonqualified deferred compensation assets	10,347	—	10,347	—
Derivative assets	54,273	—	50,691	3,582
Total	$2,208,175	$—	$2,070,421	$137,754
Derivative liabilities	$41,531	$—	$41,531	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2018, December 31, 2017 and March 31, 2017 for mortgage loans held-for-sale measured at fair value under ASC 825 was $396.9 million, $299.5 million and $277.3 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $411.5 million, $313.6 million and $289.0 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2018, December 31, 2017 and March 31, 2017.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2018 and 2017 are summarized as follows:

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2018	$77,181	$3,779	$33,717	$33,676	$2,157
Total net gains (losses) included in:
Net income (1)	—	—	(1,128)	7,090	2,448
Other comprehensive loss	(2,190)	(163)	—	—	—
Purchases (2)	12,270	—	—	13,806	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,669)	—	(6,255)	—	—
Net transfers into/(out of) Level 3	—	—	286	—	—
Balance at March 31, 2018	$84,592	$3,616	$26,620	$54,572	$4,605

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

(2)	Purchased as a part of the Veterans First business combination. See Note 3 - Business Combinations for further discussion.

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2017	$79,626	$—	$22,137	$19,103	$2,291
Total net gains (losses) included in:
Net income (1)	—	—	(112)	2,493	1,291
Other comprehensive loss	457	—	—	—	—
Purchases	7,586	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(7,924)	—	(3,332)	—	—
Net transfers into/(out of) Level 3	—	4,283	9,855	—	—
Balance at March 31, 2017	$79,745	$4,283	$28,548	$21,596	$3,582

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2018.

	March 31, 2018				Three Months Ended March 31, 2018 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$68,684	$—	$—	$68,684	$3,886
Other real estate owned (1)	36,598	—	—	36,598	2,158
Total	$105,282	$—	$—	$105,282	$6,044

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At March 31, 2018, the Company had $103.1 million of impaired loans classified as Level 3. Of the $103.1 million of impaired loans, $68.7 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $34.4 million were valued based on discounted cash flows in accordance with ASC 310.

Other real estate owned —Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. Fair value is generally based on third party appraisals and internal estimates that are adjusted by a discount representing the estimated cost of sale and is therefore considered a Level 3 valuation.

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At March 31, 2018, the Company had $36.6 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2018 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$84,592	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	3,616	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	26,620	Discounted cash flows	Discount rate	3%-4%	4.14%	Decrease
			Credit discount	0%-11%	1.88%	Decrease
			Constant prepayment rate (CPR)	8.76%	8.76%	Decrease
MSRs	54,572	Discounted cash flows	Discount rate	7%-17%	10.02%	Decrease
			Constant prepayment rate (CPR)	0%-87%	9.40%	Decrease
			Cost of servicing	$70-$200	$78	Decrease
			Cost of servicing - delinquent	$200-$1,000	$368	Decrease
Derivatives	4,605	Discounted cash flows	Pull-through rate	32%-100%	85.34%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$68,684	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	36,598	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2018		At December 31, 2017		At March 31, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$231,464	$231,464	$277,591	$277,591	$217,148	$217,148
Interest bearing deposits with banks	980,380	980,380	1,063,242	1,063,242	1,007,468	1,007,468
Available-for-sale securities	1,895,688	1,895,688	1,803,666	1,803,666	1,803,733	1,803,733
Held-to-maturity securities	892,937	862,527	826,449	812,516	667,764	647,895
Trading account securities	1,682	1,682	995	995	714	714
Equity securities with readily determinable fair value	37,832	37,832	—	—	—	—
FHLB and FRB stock, at cost	104,956	104,956	89,989	89,989	78,904	78,904
Brokerage customer receivables	24,531	24,531	26,431	26,431	23,171	23,171
Mortgage loans held-for-sale, at fair value	411,505	411,505	313,592	313,592	288,964	288,964
Loans held-for-investment, at fair value	67,962	67,962	33,717	33,717	28,548	28,548
Loans held-for-investment, at amortized cost	21,994,172	22,234,795	21,607,080	21,768,978	19,954,869	21,048,751
MSRs	54,572	54,572	33,676	33,676	21,596	21,596
Nonqualified deferred compensation assets	11,724	11,724	11,065	11,065	10,347	10,347
Derivative assets	78,960	78,960	52,069	52,069	54,273	54,273
Accrued interest receivable and other	236,131	236,131	227,649	227,649	209,623	209,623
Total financial assets	$27,024,496	$27,234,709	$26,367,211	$26,515,176	$24,367,122	$25,441,135
Financial Liabilities
Non-maturity deposits	$18,941,201	$18,941,201	$18,775,977	$18,775,977	$17,509,429	$17,509,429
Deposits with stated maturities	4,338,126	4,344,584	4,407,370	4,350,004	4,221,012	4,210,294
FHLB advances	915,000	916,513	559,663	544,750	227,585	229,338
Other borrowings	247,092	247,092	266,123	266,123	238,787	238,787
Subordinated notes	139,111	140,889	139,088	144,266	138,993	141,180
Junior subordinated debentures	253,566	268,873	253,566	264,696	253,566	254,417
Derivative liabilities	55,699	55,699	35,671	35,671	41,531	41,531
FDIC indemnification liability	—	—	—	—	18,264	18,264
Accrued interest payable	11,442	11,442	8,030	8,030	7,944	7,944
Total financial liabilities	$24,901,237	$24,926,293	$24,445,488	$24,389,517	$22,657,111	$22,651,184

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

Held-to-maturity securities. Held-to-maturity securities include U.S. Government-sponsored agency securities and municipal bonds issued by various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin. Fair values for held-to-maturity securities are typically based on prices obtained from independent pricing vendors. In accordance with ASC 820, the Company has categorized these held-to-maturity securities as a Level 2 fair value measurement. Fair values for certain other held-to-maturity securities are based on the bond pricing methodology discussed previously related to certain available-for-sale securities. In accordance with ASC 820, the Company has categorized these held-to-maturity securities as a Level 3 fair value measurement.

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Outstanding awards under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of March 31, 2018, approximately 3.4 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

The Plans permit the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted share or unit awards, performance awards and other incentive awards valued in whole or in part by reference to the Company’s common stock, all on a stand alone, combination or tandem basis. The Company historically awarded stock-based compensation in the form of time-vested non-qualified stock options and time-vested restricted share unit awards (“restricted shares”). The grants of options provide for the purchase of shares of the Company’s common stock at the fair market value of the stock on the date the options are granted. Stock options generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

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

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes various assumptions. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Options granted since the inception of the LTIP in 2011 were primarily granted as LTIP awards. Expected life of options granted since the inception of the LTIP awards has been based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. No options were granted in the three month periods ended March 31, 2018 and March 31, 2017.

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $3.7 million in the first quarter of 2018 and $2.9 million in the first quarter of 2017.

A summary of the Company's stock option activity for the three months ended March 31, 2018 and March 31, 2017 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2018	1,084,756	$41.98
Granted	—	—
Exercised	(169,387)	42.47
Forfeited or canceled	(1,703)	40.87
Outstanding at March 31, 2018	913,666	$41.89	3.7	$40,351
Exercisable at March 31, 2018	712,535	$42.00	3.4	$31,391

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2017	1,698,912	$41.50
Granted	—	—
Exercised	(319,802)	39.97
Forfeited or canceled	(6,496)	42.65
Outstanding at March 31, 2017	1,372,614	$41.85	4.6	$37,436
Exercisable at March 31, 2017	819,955	$41.60	4.0	$22,568

(1)	Represents the remaining weighted average contractual life in years.

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

The aggregate intrinsic value of options exercised during the three months ended March 31, 2018 and March 31, 2017, was $7.5 million and $10.2 million, respectively. Cash received from option exercises under the Plan for the three months ended March 31, 2018 and March 31, 2017 was $7.2 million and $12.8 million, respectively.

A summary of the Plans' restricted share activity for the three months ended March 31, 2018 and March 31, 2017 is presented below:

	Three months ended March 31, 2018		Three months ended March 31, 2017
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	127,787	$53.33	133,425	$49.94
Granted	20,700	86.42	8,425	72.52
Vested and issued	(7,258)	53.47	(5,063)	42.71
Forfeited or canceled	(982)	55.39	—	—
Outstanding at March 31	140,247	$58.20	136,787	$51.60
Vested, but not issuable at March 31	89,924	$51.71	89,215	$51.51

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2018 and March 31, 2017 is presented below:

	Three months ended March 31, 2018		Three months ended March 31, 2017
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	359,196	$54.37	298,180	$43.64
Granted	127,419	88.20	141,399	72.55
Vested and issued	(82,307)	44.39	(68,712)	46.85
Forfeited	(6,580)	49.42	(7,731)	50.11
Outstanding at March 31	397,728	$67.35	363,136	$54.15
Vested, but deferred at March 31	21,388	$43.32	13,564	$42.55

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

(18) Shareholders’ Equity and Earnings Per Share

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

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock with a term of 10 years. The exercise price, subject to customary anti-dilution, was $22.62 at March 31, 2018. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first three months of 2018 13,201 warrant shares were exercised, which resulted in 9,677 shares of common stock issued. At March 31, 2018, all remaining holders of the interest in the warrant were able to exercise 10,160 warrant shares.

Other

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

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$(15,813)	$7,164	$(33,186)	$(41,835)
Cumulative effect adjustment from the adoption of:
ASU 2016-01	(1,880)	—	—	(1,880)
ASU 2018-02	(4,517)	1,543	—	(2,974)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(26,474)	2,746	(2,897)	(26,625)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	713	(497)	—	216
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	3	—	—	3
Net other comprehensive (loss) income during the period, net of tax	$(25,758)	$2,249	$(2,897)	$(26,406)
Balance at March 31, 2018	$(47,968)	$10,956	$(36,083)	$(73,095)

Balance at January 1, 2017	$(29,309)	$4,165	$(40,184)	$(65,328)
Other comprehensive income during the period, net of tax, before reclassifications	4,479	765	877	6,121
Amount reclassified from accumulated other comprehensive income into net income, net of tax	34	216	—	250
Amount reclassified from accumulated other comprehensive (loss) related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(867)	—	—	(867)
Net other comprehensive income during the period, net of tax	$3,646	$981	$877	$5,504
Balance at March 31, 2017	$(25,663)	$5,146	$(39,307)	$(59,824)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2018	2017
Accumulated unrealized losses on securities
Losses included in net income	$(975)	$(55)	Losses on investment securities, net
	(975)	(55)	Income before taxes
Tax effect	$262	$21	Income tax expense
Net of tax	$(713)	$(34)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(680)	$42	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	—	314	Interest on junior subordinated debentures
	680	(356)	Income before taxes
Tax effect	$(183)	$140	Income tax expense
Net of tax	$497	$(216)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(In thousands, except per share data)		March 31, 2018	March 31, 2017
Net income		$81,981	$58,378
Less: Preferred stock dividends		2,050	3,628
Net income applicable to common shares—Basic	(A)	79,931	54,750
Add: Dividends on convertible preferred stock, if dilutive		—	1,578
Net income applicable to common shares—Diluted	(B)	79,931	56,328
Weighted average common shares outstanding	(C)	56,137	52,267
Effect of dilutive potential common shares
Common stock equivalents		888	1,060
Convertible preferred stock, if dilutive		—	3,100
Total dilutive potential common shares		888	4,160
Weighted average common shares and effect of dilutive potential common shares	(D)	57,025	56,427
Net income per common share:
Basic	(A/C)	$1.42	$1.05
Diluted	(B/D)	$1.40	$1.00

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2018 compared with December 31, 2017 and March 31, 2017, and the results of operations for the three month periods ended March 31, 2018 and March 31, 2017, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2017 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

Introduction

Wintrust is a financial holding company that provides traditional community banking services, primarily in the Chicago metropolitan area, southern Wisconsin and northwest Indiana, and operates other financing businesses on a national basis and in Canada through several non-bank business units. Additionally, Wintrust offers a full array of wealth management services primarily to customers in the Chicago metropolitan area, southern Wisconsin and northwest Indiana.

Overview

First Quarter Highlights

The Company recorded net income of $82.0 million for the first quarter of 2018 compared to $58.4 million in the first quarter of 2017. The results for the first quarter of 2018 demonstrate continued momentum on our operating strengths including steady loan growth, increased mortgage banking revenue and stable credit quality metrics. Combined with the noted continued loan growth, the improvement in net interest margin during the first quarter of 2018 resulted in higher net interest income in the current period. Additionally, the Company's effective tax rate decreased from 33.7% in the first quarter of 2017 to 24.1% in the first quarter of 2018 primarily due to reduction of the federal corporate tax rate as a result of the Tax Act.

The Company increased its loan portfolio, excluding covered loans, from $19.9 billion at March 31, 2017 and $21.6 billion at December 31, 2017 to $22.1 billion at March 31, 2018. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s growth in the commercial, commercial real estate and insurance premium finance receivables portfolios. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $225.1 million in the first quarter of 2018 compared to $192.6 million in the first quarter of 2017. The higher level of net interest income recorded in the first quarter of 2018 compared to the first quarter of 2017 resulted primarily from a $2.1 billion increase in average loans, excluding covered loans, and a substantial improvement in the yield on earning assets. This was partially offset by an increase in the average balance and cost of interest-bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $85.7 million in the first quarter of 2018 compared to $68.8 million in the first quarter of 2017. Increases in mortgage banking revenue, higher wealth management revenue, increased operating lease income, higher fees from covered call options and higher fees from interest rate swaps were partially offset by lower gains on early pay-offs of leases (see “Non-Interest Income” for further detail).

Non-interest expense totaled $194.3 million in the first quarter of 2018, increasing $26.2 million, or 16%, compared to the first quarter of 2017. The increase compared to the first quarter of 2017 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from acquisitions, and higher staffing levels as the Company grows, increased operating lease equipment depreciation, higher professional fees, an increase in advertising and marketing expenses and higher OREO expense (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the first quarter of 2018, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2018, the Company had approximately $1.2 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three months ended March 31, 2018, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2018	March 31, 2017	Percentage (%) or Basis Point (bp) Change
Net income	$81,981	$58,378	40%
Net income per common share—Diluted	1.40	1.00	40
Net revenue (1)	310,761	261,345	19
Net interest income	225,082	192,580	17
Net interest margin	3.54%	3.36%	18 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.56	3.39	17
Net overhead ratio (3)	1.58	1.60	(2)
Return on average assets	1.20	0.94	26
Return on average common equity	11.29	8.93	236
Return on average tangible common equity (non-GAAP) (2)	14.02	11.44	258
At end of period
Total assets	$28,456,772	$25,778,893	10%
Total loans, excluding loans held-for-sale, excluding covered loans	22,062,134	19,931,058	11
Total loans, including loans held-for-sale, excluding covered loans	22,473,639	20,220,022	11
Total deposits	23,279,327	21,730,441	7
Total shareholders’ equity	3,031,250	2,764,983	10
Book value per common share (2)	51.66	47.88	8
Tangible common book value per share (2)	42.17	37.97	11
Market price per common share	86.05	69.12	24
Excluding covered loans:
Allowance for credit losses to total loans (4)	0.64%	0.64%	0 bp
Non-performing loans to total loans	0.41	0.40	1

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	March 31,
(Dollars and shares in thousands)	2018	2017
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$261,205	$215,759
Taxable-equivalent adjustment:
- Loans	670	790
- Liquidity Management Assets	531	907
- Other Earning Assets	3	5
(B) Interest Income - FTE	$262,409	$217,461
(C) Interest Expense (GAAP)	36,123	23,179
(D) Net Interest Income - FTE (B minus C)	$226,286	$194,282
(E) Net Interest Income (GAAP) (A minus C)	$225,082	$192,580
Net interest margin (GAAP-derived)	3.54%	3.36%
Net interest margin - FTE	3.56%	3.39%
(F) Non-interest income	$85,679	$68,765
(G) Losses on investment securities, net	(351)	(55)
(H) Non-interest expense	194,349	168,118
Efficiency ratio (H/(E+F-G))	62.47%	64.31%
Efficiency ratio - FTE (H/(D+F-G))	62.23%	63.90%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$3,031,250	$2,764,983
(I) Less: Convertible preferred stock	—	(126,257)
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(533,910)	(520,028)
(J) Total tangible common shareholders’ equity	$2,372,340	$1,993,698
Total assets	$28,456,772	$25,778,893
Less: Intangible assets	(533,910)	(520,028)
(K) Total tangible assets	$27,922,862	$25,258,865
Tangible common equity ratio (J/K)	8.5%	7.9%
Tangible common equity ratio, assuming full conversion of convertible preferred stock ((J-I)/K)	8.5%	8.4%
Calculation of book value per share
Total shareholders’ equity	$3,031,250	$2,764,983
Less: Preferred stock	(125,000)	(251,257)
(L) Total common equity	$2,906,250	$2,513,726
(M) Actual common shares outstanding	56,256	52,504
Book value per common share (L/M)	$51.66	$47.88
Tangible common book value per share (J/M)	$42.17	$37.97

Calculation of return on average common equity
(N) Net income applicable to common shares	79,931	54,750
Add: After-tax intangible asset amortization	761	771
(O) Tangible net income applicable to common shares	80,692	55,521
Total average shareholders' equity	2,995,592	2,739,050
Less: Average preferred stock	(125,000)	(251,257)
(P) Total average common shareholders' equity	2,870,592	2,487,793
Less: Average intangible assets	(536,676)	(520,346)
(Q) Total average tangible common shareholders’ equity	2,333,916	1,967,447
Return on average common equity, annualized (N/P)	11.29%	8.93%
Return on average tangible common equity, annualized (O/Q)	14.02%	11.44%

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses, allowance for covered loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 55 of the Company’s 2017 Form 10-K.
Net Income

Net income for the quarter ended March 31, 2018 totaled $82.0 million, an increase of $23.6 million, or 40%, compared to the first quarter of 2017. On a per share basis, net income for the first quarter of 2018 totaled $1.40 per diluted common share compared to $1.00 in the first quarter of 2017.

The most significant factors impacting net income for the first quarter of 2018 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets and an improvement in net interest margin, higher mortgage banking revenue, increased operating lease income, an increase in wealth management revenue and a reduction in the Company's effective tax rate due to the reduction of the federal corporate tax rate as a result of the Tax Act. These improvements were offset by a higher provision for loan losses and an increase in non-interest expense primarily attributable to higher salary and employee benefit costs caused by the addition of employees from acquisitions and higher staffing levels as the Company grows, increased operating lease equipment depreciation and an increase in marketing costs, professional fees and other expenses.

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

Quarter Ended March 31, 2018 compared to the Quarters Ended December 31, 2017 and March 31, 2017

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the first quarter of 2018 as compared to the fourth quarter of 2017 (sequential quarters) and first quarter of 2017 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017
Interest-bearing deposits with banks and cash equivalents(1)	749,973	914,319	780,752	2,796	2,723	1,624	1.51%	1.18%	0.84%
Investment securities (2)	2,892,617	2,736,253	2,395,625	19,659	19,179	14,480	2.76	2.78	2.45
FHLB and FRB stock	105,414	82,092	94,090	1,298	1,067	1,070	4.99	5.15	4.61
Liquidity management assets(3)(8)	$3,748,004	$3,732,664	$3,270,467	$23,753	$22,969	$17,174	2.57%	2.44%	2.13%
Other earning assets(3)(4)(8)	27,571	26,955	25,236	174	154	183	2.56	2.27	2.95
Mortgage loans held-for-sale	281,181	335,385	268,834	2,818	3,291	2,398	4.06	3.89	3.62
Loans, net of unearned income(3)(5)(8)	21,711,342	21,080,984	19,654,772	235,664	227,467	196,788	4.40	4.28	4.06
Covered loans	—	6,025	56,872	—	86	918	—	5.66	6.55
Total earning assets(7)	$25,768,098	$25,182,013	$23,276,181	$262,409	$253,967	$217,461	4.13%	4.00%	3.79%
Allowance for loan and covered loan losses	(143,108)	(138,584)	(127,425)
Cash and due from banks	254,489	244,097	229,588
Other assets	1,930,118	1,891,958	1,829,004
Total assets	$27,809,597	$27,179,484	$25,207,348

NOW and interest bearing demand deposits	$2,255,692	$2,284,576	$2,512,598	$1,386	$1,407	$1,093	0.25%	0.24%	0.18%
Wealth management deposits	2,250,139	2,005,197	2,082,285	5,441	4,059	2,313	0.98	0.80	0.45
Money market accounts	4,520,620	4,611,515	4,407,901	4,667	4,154	2,221	0.42	0.36	0.20
Savings accounts	2,813,772	2,741,621	2,227,024	2,732	2,716	1,329	0.39	0.39	0.24
Time deposits	4,322,111	4,581,464	4,236,862	12,323	12,594	9,314	1.16	1.09	0.89
Interest-bearing deposits	$16,162,334	$16,224,373	$15,466,670	$26,549	$24,930	$16,270	0.67%	0.61%	0.43%
Federal Home Loan Bank advances	872,811	324,748	181,338	3,639	2,124	1,590	1.69	2.59	3.55
Other borrowings	263,125	255,972	255,012	1,699	1,600	1,139	2.62	2.48	1.81
Subordinated notes	139,094	139,065	138,980	1,773	1,786	1,772	5.10	5.14	5.10
Junior subordinated debentures	253,566	253,566	253,566	2,463	2,301	2,408	3.89	3.55	3.80
Total interest-bearing liabilities	$17,690,930	$17,197,724	$16,295,566	$36,123	$32,741	$23,179	0.83%	0.75%	0.58%
Non-interest bearing deposits	6,639,845	6,605,553	5,787,034
Other liabilities	483,230	433,208	385,698
Equity	2,995,592	2,942,999	2,739,050
Total liabilities and shareholders’ equity	$27,809,597	$27,179,484	$25,207,348
Interest rate spread(6)(8)							3.30%	3.25%	3.21%
Less: Fully tax-equivalent adjustment				(1,204)	(2,127)	(1,702)	(0.02)	(0.04)	(0.03)
Net free funds/contribution(7)	$8,077,168	$7,984,289	$6,980,615				0.26	0.24	0.18
Net interest income/ margin(8) (GAAP)				$225,082	$219,099	$192,580	3.54%	3.45%	3.36%
Fully tax-equivalent adjustment				1,204	$2,127	$1,702	0.02	0.04	0.03
Net interest income/ margin - FTE (8)				$226,286	$221,226	$194,282	3.56%	3.49%	3.39%

(1)	Includes interest-bearing deposits from banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017 were $1.2 million, $2.1 million and $1.7 million respectively.

(4)	Other earning assets include brokerage customer receivables and trading account securities.

(5)	Loans, net of unearned income, include non-accrual loans.

(6)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(7)
Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended March 31, 2018 to December 31, 2017 and March 31, 2017 . The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2018 Compared to Fourth Quarter of 2017	First Quarter of 2018 Compared to First Quarter of 2017
(Dollars in thousands)
Net interest income (GAAP) for comparative period	$219,099	$192,580
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	5,189	20,996
Change due to interest rate fluctuations (rate)	5,663	11,506
Change due to number of days in each period	(4,869)	—
Net interest income (GAAP) for the period ended March 31, 2018	$225,082	$225,082
Fully tax-equivalent adjustment	1,204	1,204
Net interest income - FTE	$226,286	$226,286

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2018	March 31, 2017
Brokerage	$6,031	$6,220	$(189)	(3)%
Trust and asset management	16,955	13,928	3,027	22
Total wealth management	22,986	20,148	2,838	14
Mortgage banking	30,960	21,938	9,022	41
Service charges on deposit accounts	8,857	8,265	592	7
Losses on investment securities, net	(351)	(55)	(296)	NM
Fees from covered call options	1,597	759	838	NM
Trading gains (losses), net	103	(320)	423	NM
Operating lease income, net	9,691	5,782	3,909	68
Other:
Interest rate swap fees	2,237	1,433	804	56
BOLI	714	985	(271)	(28)
Administrative services	1,061	1,024	37	4
Early pay-offs of capital leases	33	1,211	(1,178)	(97)
Miscellaneous	7,791	7,595	196	3
Total Other	11,836	12,248	(412)	(3)
Total Non-Interest Income	$85,679	$68,765	$16,914	25%
NM - Not Meaningful

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current period as compared to the first quarter of 2017 is primarily attributable to growth in assets under management due to new customers. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.

The increase in mortgage banking revenue in the current quarter as compared to the same period of 2017 resulted primarily from higher origination volumes in the current quarter and a $4.1 million positive fair value adjustment related to mortgage servicing rights assets compared to a $156,000 positive fair value adjustment in the first quarter of 2017. Mortgage loans originated or purchased for sale increased during the current quarter, totaling $778.9 million in the first quarter of 2018 as compared to $722.5 million in the first quarter of 2017, primarily as a result of the Veterans First acquisition. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights ("MSRs") as the Company does not hedge this change in fair value. The Company originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Retail originations	$539,911	$624,971
Correspondent originations	126,464	97,496
Veterans First originations	112,477	—
Total originations (A)	$778,852	$722,467

Purchases as a percentage of originations	73%	66%
Refinances as a percentage of originations	27	34
Total	100%	100%

Production revenue (1) (B)	$20,526	$17,677
Production margin (B/A)	2.64%	2.45%

Loans serviced for others (C)	$4,795,335	$1,972,592
MSRs, at fair value (D)	54,572	21,596
Percentage of MSRs to loans serviced for others (D/C)	1.14%	1.09%

Components of Mortgage Banking Revenue:
Production revenue	$20,526	$17,677
MSR capitalization, net of payoffs and paydowns	2,957	2,337
MSR fair value adjustments	4,133	156
Servicing income	2,905	1,316
Other	439	452
Total mortgage banking revenue	$30,960	$21,938

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options increased in the current quarter compared to the first quarter of 2017, primarily as a result of selling call options against a larger value of underlying securities resulting in higher premiums received by the Company. There were no outstanding call option contracts at March 31, 2018 and March 31, 2017.

The increase in operating lease income in the current year periods compared to the prior year periods is primarily related to growth in business from the Company's leasing divisions.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2018	March 31, 2017
Salaries and employee benefits:
Salaries	$61,986	$55,008	$6,978	13%
Commissions and incentive compensation	31,949	26,643	5,306	20
Benefits	18,501	17,665	836	5
Total salaries and employee benefits	112,436	99,316	13,120	13
Equipment	10,072	9,002	1,070	12
Operating lease equipment depreciation	6,533	4,636	1,897	41
Occupancy, net	13,767	13,101	666	5
Data processing	8,493	7,925	568	7
Advertising and marketing	8,824	5,150	3,674	71
Professional fees	6,649	4,660	1,989	43
Amortization of other intangible assets	1,004	1,164	(160)	(14)
FDIC insurance	4,362	4,156	206	5
OREO expense, net	2,926	1,665	1,261	76
Other:
Commissions—3rd party brokers	1,252	1,098	154	14
Postage	1,866	1,442	424	29
Miscellaneous	16,165	14,803	1,362	9
Total other	19,283	17,343	1,940	11
Total Non-Interest Expense	$194,349	$168,118	$26,231	16%

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the current period compared to the same period of 2017, primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows and higher employee benefits.

Equipment expense increased in the current period compared to the same period of 2017, primarily as a result of higher software license fees. Equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Operating lease equipment depreciation increased in the current quarter compared to the same period of 2017, primarily as a result of growth in business from the Company's leasing divisions.

The increase in advertising and marketing expenses during the current quarter compared to the same period of 2017 is primarily related to higher expenses from community advertisements and sponsorships. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities, the Company's various products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the timing of sponsorship programs and type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors.

The increase in professional fees during the current quarter compared to the same period of 2017 is primarily related to higher fees on legal and consulting services. Professional fees include legal, audit and tax fees, external loan review costs, consulting arrangements and normal regulatory exam assessments.

The increase in OREO expense in the current quarter compared to the fourth quarter of 2017 was primarily the result of negative valuation adjustments on certain OREO properties as a result of our continuing efforts to address and resolve non-performing assets in a timely fashion. OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.

Income Taxes

The Company recorded income tax expense of $26.1 million for the three months ended March 31, 2018, compared to $29.6 million for same period of 2017. The effective tax rates were 24.1% and 33.7% for the first quarters of 2018 and 2017, respectively. The lower effective tax rate in the first three months of 2018 was primarily due to reduction of the federal corporate income tax rate from 35% to 21% as a result of Tax Reform. The effective tax rates in both quarters were impacted by the recording of excess tax benefits related to share-based compensation totaling $2.6 million and $3.4 million in the first quarters of 2018 and 2017, respectively. Excess tax benefits are expected to be higher in the first quarter when the majority of the Company's share-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

Operating Segment Results

As described in Note 14 to the Consolidated Financial Statements in Item 1, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.

The community banking segment’s net interest income for the quarter ended March 31, 2018 totaled $183.3 million as compared to $156.3 million for the same period in 2017, an increase of $27.0 million, or 17%. The increase during the period is primarily attributable to growth in earning assets and higher net interest margin. The community banking segment’s non-interest income totaled $56.5 million in the first quarter of 2018, an increase of $13.8 million, or 32%, when compared to the first quarter of 2017 total of $42.7 million. The increase in non-interest income in the current quarter was primarily attributable to an increase in mortgage banking revenue, higher fees from covered call options and increased service charges on deposit accounts. The community banking segment’s net income for the quarter ended March 31, 2018 totaled $57.3 million, an increase of $19.6 million as compared to net income in the first quarter of 2017 of $37.7 million.

The specialty finance segment's net interest income totaled $32.9 million for the quarter ended March 31, 2018, compared to $26.8 million for the same period in 2017, an increase of $6.1 million, or 23%. The increase is primarily attributable to growth in earning assets and higher yields on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $15.7 million and $14.2 million for the three month periods ended March 31, 2018 and 2017, respectively. The increase in non-interest income in the current period is primarily the result of higher originations and increased balances related to the premium finance receivables portfolios and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 39%, 36%, 19% and 6%, respectively, of the total revenues of our specialty finance business for the three month period ended March 31, 2018. The net income of the specialty finance segment for the quarter ended March 31, 2018 totaled $20.0 million as compared to $16.1 million for the quarter ended March 31, 2017.

The wealth management segment reported net interest income of $4.4 million for the first quarter of 2018 compared to $5.1 million in the same quarter of 2017. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $935.9 million and $1.1 billion in the first three months of 2018 and 2017, respectively. This segment recorded non-interest income of $23.0 million for the first quarter of 2018 compared to $20.8 million for the first quarter of 2017. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $4.7 million for the first quarter of 2018 compared to $4.6 million for the first quarter of 2017.

Financial Condition

Total assets were $28.5 billion at March 31, 2018, representing an increase of $2.7 billion, or 10%, when compared to March 31, 2017 and an increase of approximately $540.8 million, or 8% on an annualized basis, when compared to December 31, 2017. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $24.8 billion at March 31, 2018, $24.4 billion at December 31, 2017, and $22.6 billion at March 31, 2017. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$281,181	1%	$335,385	1%	$268,834	1%
Loans, net of unearned income
Commercial	6,837,100	27	6,442,117	26	5,931,606	25
Commercial real estate	6,590,145	26	6,530,642	26	6,191,202	27
Home equity	648,827	2	669,888	2	719,525	3
Residential real estate	829,634	3	812,457	3	719,287	3
Premium finance receivables	6,680,095	26	6,491,821	26	5,971,554	26
Other loans	125,541	—	134,059	1	121,598	1
Total loans, net of unearned income excluding covered loans	$21,711,342	84%	$21,080,984	84%	$19,654,772	85%
Covered loans	—	—	6,025	—	56,872	—
Total average loans (1)	$21,711,342	84%	$21,087,009	84%	$19,711,644	85%
Liquidity management assets (2)	$3,748,004	15%	$3,732,664	15%	$3,270,467	14%
Other earning assets (3)	27,571	—	26,955	—	25,236	—
Total average earning assets	$25,768,098	100%	$25,182,013	100%	$23,276,181	100%
Total average assets	$27,809,597		$27,179,484		$25,207,348
Total average earning assets to total average assets		93%		93%		92%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $281.2 million in the first quarter of 2018, compared to $335.4 million in the fourth quarter of 2017 and $268.8 million in the first quarter of 2017. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.
Loans, net of unearned income. Average total loans, net of unearned income, totaled $21.7 billion in the first quarter of 2018, increasing $2.0 billion, or 10%, from the first quarter of 2017 and $624.3 million, or 12% on an annualized basis, from the fourth quarter of 2017. Combined, the commercial and commercial real estate loan categories comprised 62% and 62% of the average loan portfolio in the first quarter of 2018 and 2017, respectively. Growth realized in these categories for the first quarter of 2018 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

Home equity loan portfolio averaged $648.8 million in the first quarter of 2018, and decreased $70.7 million, or 10% from the average balance of $719.5 million in same period of 2017. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $829.6 million in the first quarter of 2018, and increased $110.3 million, or 15% from the average balance of $719.3 million in same period of 2017. Additionally, compared to the quarter ended December 31, 2017, the average balance increased $17.2 million, or 9% on an annualized basis. The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.

Average premium finance receivables totaled $6.7 billion in the first quarter of 2018, and accounted for 31% of the Company’s average total loans. The increase during the first quarter of 2018 compared to both the fourth quarter of 2017 and the first quarter of 2017 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.8 billion of premium finance receivables were originated in the first quarter of 2018 compared to $1.6 billion during the same period of 2017. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 39% and 61%, respectively, of the average total balance of premium finance receivables for the first quarter of 2018, and 41% and 59%, respectively, for the first quarter of 2017.

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

Covered loans represented loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans were subject to loss sharing agreements with the FDIC. The FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. The Company is solely responsible for all future charge-offs, recoveries, gains, losses and expenses related to the previously covered assets as the FDIC no longer shares in those amounts. See Note 3 of the Consolidated Financial Statements presented under Item 1 of this report for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

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

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2018		December 31, 2017		March 31, 2017
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$7,060,871	32%	$6,787,677	31%	$6,081,489	30%
Commercial real estate	6,633,520	30	6,580,618	30	6,261,682	31
Home equity	626,547	3	663,045	3	708,258	4
Residential real estate	869,104	4	832,120	4	720,608	4
Premium finance receivables—commercial	2,576,150	12	2,634,565	12	2,446,946	12
Premium finance receivables—life insurance	4,189,961	19	4,035,059	19	3,593,563	18
Consumer and other	105,981	—	107,713	1	118,512	1
Total loans, net of unearned income, excluding covered loans	$22,062,134	100%	$21,640,797	100%	$19,931,058	100%
Covered loans	—	—	—	—	52,359	—
Total loans	$22,062,134	100%	$21,640,797	100%	$19,983,417	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios (excluding covered loans) as of March 31, 2018 and 2017:

	As of March 31, 2018			As of March 31, 2017
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$4,560,880	33.4%	$39,182	$3,891,075	31.5%	$31,693
Franchise	935,358	6.8	7,116	823,734	6.7	4,675
Mortgage warehouse lines of credit	163,470	1.2	1,297	154,180	1.3	1,178
Asset-based lending	977,735	7.1	8,316	881,004	7.1	7,262
Leases	414,198	3.0	1,222	320,010	2.6	1,132
PCI - commercial loans (1)	9,230	0.1	503	11,486	0.1	642
Total commercial	$7,060,871	51.6%	$57,636	$6,081,489	49.3%	$46,582
Commercial Real Estate:
Construction	$815,636	6.0%	$9,596	$655,333	5.3%	$7,908
Land	122,690	0.9	3,990	105,079	0.8	3,658
Office	891,071	6.5	5,800	870,666	7.1	5,822
Industrial	906,144	6.6	5,899	792,962	6.4	6,728
Retail	895,622	6.5	8,135	911,786	7.4	5,981
Multi-family	931,355	6.8	9,613	804,776	6.5	8,101
Mixed use and other	1,955,456	14.3	14,377	1,963,744	15.9	14,375
PCI - commercial real estate (1)	115,546	0.8	71	157,336	1.3	60
Total commercial real estate	$6,633,520	48.4%	$57,481	$6,261,682	50.7%	$52,633
Total commercial and commercial real estate	$13,694,391	100.0%	$115,117	$12,343,171	100.0%	$99,215

Commercial real estate - collateral location by state:
Illinois	$5,199,090	78.4%		$4,943,266	79.0%
Wisconsin	706,076	10.6		670,936	10.7
Total primary markets	$5,905,166	89.0%		$5,614,202	89.7%
Indiana	138,999	2.1		125,233	2.0
Florida	57,260	0.9		79,554	1.2
Arizona	55,914	0.8		55,069	0.9
Michigan	46,230	0.7		40,266	0.6
California	67,922	1.0		41,989	0.7
Other	362,029	5.5		305,369	4.9
Total	$6,633,520	100.0%		$6,261,682	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $57.6 million as of March 31, 2018 compared to $46.6 million as of March 31, 2017.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 89.0% of our commercial real estate loan portfolio is located in this region as of March 31, 2018. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of March 31, 2018, our allowance for loan losses related to this portfolio is $57.5 million compared to $52.6 million as of March 31, 2017.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Mortgage warehouse lines portfolio totaled $163.5 million as of March 31, 2018 compared to $154.2 million as of March 31, 2017.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2018, our residential loan portfolio totaled $869.1 million, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of March 31, 2018, $17.2 million of our residential real estate mortgages, or 2.0% of our residential real estate loan portfolio were classified as nonaccrual, $1.4 million were 90 or more days past due and still accruing (0.2%), $9.0 million were 30 to 89 days past due (1.0%) and $841.4 million were current (96.8%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2018 and 2017 was $4.8 billion and $2.0 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB

ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option and the expected benefit of the potential buy-back is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $41.3 million at March 31, 2018, compared to no balance at March 31, 2017.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2018, approximately $1.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $1.6 billion in commercial insurance premium finance receivables in the first quarter of 2018 as compared to $1.4 billion of originations in the first quarter of 2017. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Insurance originated approximately $224.5 million in life insurance premium finance receivables in the first quarter of 2018 as compared to $203.8 million of originations in the first quarter of 2017. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Insurance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio, excluding covered loans, at March 31, 2018 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2018	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$155,596	$927,376	$562,064	$1,645,036
Variable rate	5,409,222	6,613	—	5,415,835
Total commercial	$5,564,818	$933,989	$562,064	$7,060,871
Commercial real estate
Fixed rate	409,640	1,750,632	275,186	2,435,458
Variable rate	4,170,629	27,279	154	4,198,062
Total commercial real estate	$4,580,269	$1,777,911	$275,340	$6,633,520
Home equity
Fixed rate	11,561	4,733	43,465	59,759
Variable rate	566,788	—	—	566,788
Total home equity	$578,349	$4,733	$43,465	$626,547
Residential real estate
Fixed rate	82,686	30,356	154,028	267,070
Variable rate	65,171	221,227	315,636	602,034
Total residential real estate	$147,857	$251,583	$469,664	$869,104
Premium finance receivables - commercial
Fixed rate	2,499,041	77,109	—	2,576,150
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$2,499,041	$77,109	$—	$2,576,150
Premium finance receivables - life insurance
Fixed rate	13,330	2,856	2,154	18,340
Variable rate	4,171,621	—	—	4,171,621
Total premium finance receivables - life insurance	$4,184,951	$2,856	$2,154	$4,189,961
Consumer and other
Fixed rate	53,926	12,582	2,337	68,845
Variable rate	37,118	18	—	37,136
Total consumer and other	$91,044	$12,600	$2,337	$105,981
Total per category
Fixed rate	3,225,780	2,805,644	1,039,234	7,070,658
Variable rate	14,420,549	255,137	315,790	14,991,476
Total loans, net of unearned income, excluding covered loans	$17,646,329	$3,060,781	$1,355,024	$22,062,134
Variable Rate Loan Pricing by Index:
Prime	$2,685,331
One- month LIBOR	7,433,808
Three- month LIBOR	406,365
Twelve- month LIBOR	4,225,145
Other	240,827
Total variable rate	$14,991,476

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	March 31, 2018	December 31, 2017 (3)	March 31, 2017
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$100
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	—	3,278	—
Premium finance receivables—commercial	8,547	9,242	4,991
Premium finance receivables—life insurance	—	—	2,024
Consumer and other	207	40	104
Total loans past due greater than 90 days and still accruing	8,754	12,560	7,219
Non-accrual loans (2):
Commercial	14,007	15,696	14,307
Commercial real estate	21,825	22,048	20,809
Home equity	9,828	8,978	11,722
Residential real estate	17,214	17,977	11,943
Premium finance receivables—commercial	17,342	12,163	12,629
Premium finance receivables—life insurance	—	—	—
Consumer and other	720	740	350
Total non-accrual loans	80,936	77,602	71,760
Total non-performing loans:
Commercial	14,007	15,696	14,407
Commercial real estate	21,825	22,048	20,809
Home equity	9,828	8,978	11,722
Residential real estate	17,214	21,255	11,943
Premium finance receivables—commercial	25,889	21,405	17,620
Premium finance receivables—life insurance	—	—	2,024
Consumer and other	927	780	454
Total non-performing loans	$89,690	$90,162	$78,979
Other real estate owned	18,481	20,244	17,090
Other real estate owned—from acquisitions	18,117	20,402	22,774
Other repossessed assets	113	153	544
Total non-performing assets	$126,401	$130,961	$119,387
TDRs performing under the contractual terms of the loan agreement	39,562	39,683	28,392
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.20%	0.23%	0.24%
Commercial real estate	0.33	0.34	0.33
Home equity	1.57	1.35	1.66
Residential real estate	1.98	2.55	1.66
Premium finance receivables—commercial	1.00	0.81	0.72
Premium finance receivables—life insurance	—	—	0.06
Consumer and other	0.87	0.72	0.38
Total non-performing loans	0.41%	0.42%	0.40%
Total non-performing assets, as a percentage of total assets	0.44%	0.47%	0.46%
Allowance for loan losses as a percentage of total non-performing loans	155.54%	152.95%	159.31%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $8.1 million, $10.1 million and $11.3 million as of March 31, 2018, December 31, 2017 and March 31, 2017 respectively.
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

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at March 31, 2018 and December 31, 2017:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of March 31, 2018
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$10,051	$—	$594	$31,475	$4,518,760	$4,560,880
Franchise	2,401	—	44	1,203	931,710	935,358
Mortgage warehouse lines of credit	—	—	—	5,771	157,699	163,470
Asset-based lending	1,194	—	47	12,611	963,883	977,735
Leases	361	—	—	3,170	410,667	414,198
PCI - commercial (1)	—	856	86	3	8,285	9,230
Total commercial	14,007	856	771	54,233	6,991,004	7,060,871
Commercial real estate
Construction	3,139	—	—	9,576	802,921	815,636
Land	182	—	—	4,527	117,981	122,690
Office	474	—	925	11,466	878,206	891,071
Industrial	1,427	—	823	5,027	898,867	906,144
Retail	12,274	—	—	4,785	878,563	895,622
Multi-family	19	—	—	328	931,008	931,355
Mixed use and other	4,310	—	192	13,626	1,937,328	1,955,456
PCI - commercial real estate (1)	—	3,107	1,623	9,134	101,682	115,546
Total commercial real estate	21,825	3,107	3,563	58,469	6,546,556	6,633,520
Home equity	9,828	—	1,505	4,033	611,181	626,547
Residential real estate, including PCI	17,214	1,437	229	8,808	841,416	869,104
Premium finance receivables
Commercial insurance loans	17,342	8,547	6,543	17,756	2,525,962	2,576,150
Life insurance loans	—	—	5,125	11,420	3,986,181	4,002,726
PCI - life insurance loans (1)	—	—	—	—	187,235	187,235
Consumer and other, including PCI	720	269	216	291	104,485	105,981
Total loans, net of unearned income	$80,936	$14,216	$17,952	$155,010	$21,794,020	$22,062,134

Aging as a % of Loan Balance: As of March 31, 2018	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.2%	—%	—%	0.7%	99.1%	100.0%
Franchise	0.3	—	—	0.1	99.6	100.0
Mortgage warehouse lines of credit	—	—	—	3.5	96.5	100.0
Asset-based lending	0.1	—	—	1.3	98.6	100.0
Leases	0.1	—	—	0.8	99.1	100.0
PCI - commercial (1)	—	9.3	0.9	—	89.8	100.0
Total commercial	0.2	—	—	0.8	99.0	100.0
Commercial real estate
Construction	0.4	—	—	1.2	98.4	100.0
Land	0.1	—	—	3.7	96.2	100.0
Office	0.1	—	0.1	1.3	98.5	100.0
Industrial	0.2	—	0.1	0.6	99.1	100.0
Retail	1.4	—	—	0.5	98.1	100.0
Multi-family	—	—	—	—	100.0	100.0
Mixed use and other	0.2	—	—	0.7	99.1	100.0
PCI - commercial real estate (1)	—	2.7	1.4	7.9	88.0	100.0
Total commercial real estate	0.3	—	0.1	0.9	98.7	100.0
Home equity	1.6	—	0.2	0.6	97.6	100.0
Residential real estate, including PCI	2.0	0.2	—	1.0	96.8	100.0
Premium finance receivables
Commercial insurance loans	0.7	0.3	0.3	0.7	98.0	100.0
Life insurance loans	—	—	0.1	0.3	99.6	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.7	0.3	0.2	0.3	98.5	100.0
Total loans, net of unearned income	0.4%	0.1%	0.1%	0.7%	98.7%	100.0%

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of December 31, 2017
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$11,260	$—	$3,746	$13,392	$4,314,107	$4,342,505
Franchise	2,447	—	—	—	845,150	847,597
Mortgage warehouse lines of credit	—	—	—	4,000	190,523	194,523
Asset-based lending	1,550	—	283	10,057	968,576	980,466
Leases	439	—	3	1,958	410,772	413,172
PCI - commercial (1)	—	877	186	—	8,351	9,414
Total commercial	15,696	877	4,218	29,407	6,737,479	6,787,677
Commercial real estate
Construction	3,143	—	—	200	742,171	745,514
Land	188	—	—	5,156	121,140	126,484
Office	2,438	—	—	4,458	887,937	894,833
Industrial	811	—	—	2,412	879,796	883,019
Retail	12,328	—	668	148	938,383	951,527
Multi-family	—	—	—	1,034	914,610	915,644
Mixed use and other	3,140	—	1,423	9,641	1,921,501	1,935,705
PCI - commercial real estate (1)	—	7,135	2,255	6,277	112,225	127,892
Total commercial real estate	22,048	7,135	4,346	29,326	6,517,763	6,580,618
Home equity	8,978	—	518	4,634	648,915	663,045
Residential real estate, including PCI	17,977	5,304	1,303	8,378	799,158	832,120
Premium finance receivables
Commercial insurance loans	12,163	9,242	17,796	15,849	2,579,515	2,634,565
Life insurance loans	—	—	4,837	10,017	3,820,936	3,835,790
PCI - life insurance loans (1)	—	—	—	—	199,269	199,269
Consumer and other, including PCI	740	101	242	727	105,903	107,713
Total loans, net of unearned income	$77,602	$22,659	$33,260	$98,338	$21,408,938	$21,640,797

Aging as a % of Loan Balance: As of December 31, 2017	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.3%	—%	0.1%	0.3%	99.3%	100.0%
Franchise	0.3	—	—	—	99.7	100.0
Mortgage warehouse lines of credit	—	—	—	2.1	97.9	100.0
Asset-based lending	0.2	—	—	1.0	98.8	100.0
Leases	0.1	—	—	0.5	99.4	100.0
PCI - commercial (1)	—	9.3	2.0	—	88.7	100.0
Total commercial	0.2	—	0.1	0.4	99.3	100.0
Commercial real estate
Construction	0.4	—	—	—	99.6	100.0
Land	0.1	—	—	4.1	95.8	100.0
Office	0.3	—	—	0.5	99.2	100.0
Industrial	0.1	—	—	0.3	99.6	100.0
Retail	1.3	—	0.1	—	98.6	100.0
Multi-family	—	—	—	0.1	99.9	100.0
Mixed use and other	0.2	—	0.1	0.5	99.2	100.0
PCI - commercial real estate (1)	—	5.6	1.8	4.9	87.7	100.0
Total commercial real estate	0.3	0.1	0.1	0.4	99.1	100.0
Home equity	1.4	—	0.1	0.7	97.8	100.0
Residential real estate, including PCI	2.2	0.6	0.2	1.0	96.0	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.7	0.6	97.8	100.0
Life insurance loans	—	—	0.1	0.3	99.6	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.7	0.1	0.2	0.7	98.3	100.0
Total loans, net of unearned income	0.4%	0.1%	0.2%	0.5%	98.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2018, $18.0 million of all loans, excluding covered loans, or 0.1%, were 60 to 89 days past due and $155.0 million or 0.7%, were 30 to 59 days (or one payment) past due. As of December 31, 2017, $33.3 million of all loans, excluding covered loans, or 0.2%, were 60 to 89 days past due and $98.3 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2018 that were current with regard to the contractual terms of the loan agreement represent 97.6% of the total home equity portfolio. Residential real estate loans at March 31, 2018 that were current with regards to the contractual terms of the loan agreements comprise 96.8% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Balance at beginning of period	$90,162	$87,454
Additions, net	6,608	8,609
Return to performing status	(3,753)	(1,592)
Payments received	(2,569)	(5,614)
Transfer to OREO and other repossessed assets	(1,981)	(1,661)
Charge-offs	(3,555)	(1,280)
Net change for niche loans (1)	4,778	(6,937)
Balance at end of period	$89,690	$78,979

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for loan losses was appropriate at March 31, 2018, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Allowance for loan losses at beginning of period	$137,905	$122,291
Provision for credit losses	8,346	5,316
Other adjustments	(40)	(56)
Reclassification to allowance for unfunded lending-related commitments	26	(138)
Charge-offs:
Commercial	2,687	641
Commercial real estate	813	261
Home equity	357	625
Residential real estate	571	329
Premium finance receivables—commercial	4,721	1,427
Premium finance receivables—life insurance	—	—
Consumer and other	129	134
Total charge-offs	9,278	3,417
Recoveries:
Commercial	262	273
Commercial real estate	1,687	554
Home equity	123	65
Residential real estate	40	178
Premium finance receivables—commercial	385	612
Premium finance receivables—life insurance	—	—
Consumer and other	47	141
Total recoveries	2,544	1,823
Net charge-offs	(6,734)	(1,594)
Allowance for loan losses at period end	$139,503	$125,819
Allowance for unfunded lending-related commitments at period end	1,243	1,811
Allowance for credit losses at period end	$140,746	$127,630
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.14%	0.03%
Commercial real estate	(0.05)	(0.02)
Home equity	0.15	0.32
Residential real estate	0.19	0.06
Premium finance receivables—commercial	0.68	0.13
Premium finance receivables—life insurance	0.00	0.00
Consumer and other	0.26	(0.02)
Total loans, net of unearned income, excluding covered loans	0.12%	0.03%
Net charge-offs as a percentage of the provision for credit losses	80.69%	29.98%
Loans at period-end, excluding covered loans	$22,062,134	$19,931,058
Allowance for loan losses as a percentage of loans at period end	0.63%	0.63%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.64%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.2 million and $1.8 million as of March 31, 2018 and March 31, 2017, respectively.

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

At March 31, 2018, the Company had $103.1 million of impaired loans with $37.6 million of this balance requiring $6.9 million of specific impairment reserves. At December 31, 2017, the Company had $105.1 million of impaired loans with $36.1 million of this balance requiring $8.0 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from December 31, 2017 to March 31, 2018 occurred within the residential real estate portfolio. The recorded investment and specific impairment reserves in this portfolio decreased by $1.6 million and $438,000, respectively, which was primarily the result of a $332,000 charge-off of one relationship in the first quarter of 2018. As a result of the charge-off, the relationship no longer required a specific reserve. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

TDRs

At March 31, 2018, the Company had $47.7 million in loans modified in TDRs. The $47.7 million in TDRs represents 85 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance decreased from $49.8 million representing 80 credits at December 31, 2017 and increased from $39.7 million representing 85 credits at March 31, 2017.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was reviewed for impairment at March 31, 2018 and approximately $1.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at March 31, 2018, the Company was committed to lend additional $971,000 funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
Accruing TDRs:
Commercial	$19,803	$19,917	$4,607
Commercial real estate	16,087	16,160	18,923
Residential real estate and other	3,672	3,606	4,862
Total accruing TDRs	$39,562	$39,683	$28,392
Non-accrual TDRs: (1)
Commercial	$1,741	$4,000	$1,424
Commercial real estate	1,304	1,340	7,338
Residential real estate and other	5,069	4,763	2,515
Total non-accrual TDRs	$8,114	$10,103	$11,277
Total TDRs:
Commercial	$21,544	$23,917	$6,031
Commercial real estate	17,391	17,500	26,261
Residential real estate and other	8,741	8,369	7,377
Total TDRs	$47,676	$49,786	$39,669
Weighted-average contractual interest rate of TDRs	4.84%	4.40%	4.37%

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of March 31, 2018 and March 31, 2017, and shows the changes in the balance during those periods:

Three Months Ended March 31, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,917	$17,500	$8,369	$49,786
Additions during the period	96	59	835	990
Reductions:
Charge-offs	(2,208)	—	(355)	(2,563)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status	—	—	—	—
Payments received	(261)	(168)	(108)	(537)
Balance at period end	$21,544	$17,391	$8,741	$47,676

Three Months Ended March 31, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,130	$28,146	$7,432	$41,708
Additions during the period	95	1,245	173	1,513
Reductions:
Charge-offs	(28)	(120)	(77)	(225)
Transferred to OREO and other repossessed assets	—	—	(96)	(96)
Removal of TDR loan status (1)	—	(683)	—	(683)
Payments received	(166)	(2,327)	(55)	(2,548)
Balance at period end	$6,031	$26,261	$7,377	$39,669

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

	Three Months Ended
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Balance at beginning of period	$40,646	$37,378	$40,282
Disposal/resolved	(3,679)	(6,107)	(2,644)
Transfers in at fair value, less costs to sell	1,789	6,733	2,268
Transfers in from covered OREO subsequent to loss share expiration	—	2,851	760
Fair value adjustments	(2,158)	(209)	(802)
Balance at end of period	$36,598	$40,646	$39,864

	Period End
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Residential real estate	$6,407	$7,515	$7,597
Residential real estate development	2,229	2,221	1,240
Commercial real estate	27,962	30,910	31,027
Total	$36,598	$40,646	$39,864

Deposits

Total deposits at March 31, 2018 were $23.3 billion, an increase of $1.5 billion, or 7%, compared to total deposits at March 31, 2017. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2018:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2018 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$59,651	$30,577	$120,910	$843,754	$1,054,892	0.98%
4-6 months	—	26,741	—	658,681	685,422	1.04%
7-9 months	—	16,099	—	600,322	616,421	1.15%
10-12 months	—	13,506	—	649,139	662,645	1.31%
13-18 months	249	19,470	—	727,824	747,543	1.41%
19-24 months	—	15,095	—	272,301	287,396	1.66%
24+ months	1,000	8,663	—	274,144	283,807	1.64%
Total	$60,900	$130,151	$120,910	$4,026,165	$4,338,126	1.23%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$6,639,845	29%	$6,605,553	29%	$5,787,034	27%
NOW and interest bearing demand deposits	2,255,692	10	2,284,576	10	2,512,598	12
Wealth management deposits	2,250,139	10	2,005,197	9	2,082,285	10
Money market	4,520,620	20	4,611,515	20	4,407,902	21
Savings	2,813,772	12	2,741,621	12	2,227,024	10
Time certificates of deposit	4,322,111	19	4,581,464	20	4,236,861	20
Total average deposits	$22,802,179	100%	$22,829,926	100%	$21,253,704	100%

Total average deposits for the first quarter of 2018 were $22.8 billion, an increase of $1.5 billion, or 7.3%, from the first quarter of 2017. The increase in average deposits is primarily attributable to additional deposits associated with the Company's bank acquisitions as well as increased commercial lending relationships. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $852.8 million, or 14.7%, in the first quarter of 2018 compared to the first quarter of 2017.

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

	March 31,		December 31,
(Dollars in thousands)	2018	2017	2017	2016	2015
Total deposits	$23,279,327	$21,730,441	$23,183,347	$21,658,632	$18,639,634
Brokered deposits	1,599,455	1,254,288	1,445,306	1,159,475	862,026
Brokered deposits as a percentage of total deposits	6.9%	5.8%	6.2%	5.4%	4.6%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017
FHLB advances	$872,811	$324,748	$181,338
Other borrowings:
Notes payable	37,389	41,217	52,363
Short-term borrowings	21,547	26,597	52,002
Secured borrowings	155,313	138,866	132,577
Other	48,876	49,292	18,070
Total other borrowings	$263,125	$255,972	$255,012
Subordinated notes	139,094	139,065	138,980
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$1,528,596	$973,351	$828,896
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $915.0 million at March 31, 2018, compared to $559.7 million at December 31, 2017 and $227.6 million at March 31, 2017.

Notes payable balances represent the balances on a $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2018, the Company had a balance under the term facility of $33.7 million compared to $41.2 million at December 31, 2017 and $48.7 million at March 31, 2017. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At March 31, 2018, December 31, 2017 and March 31, 2017, the Company had no outstanding balance on the $75.0 million revolving credit facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $18.0 million at March 31, 2018 compared to $17.2 million at December 31, 2017 and $39.2 million at March 31, 2017. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $131.7 million at March 31, 2018 compared to $135.1 million at December 31, 2017 and $120.1 million at March 31, 2017. At March 31, 2018, the interest rate of the Canadian Secured Borrowing was 2.4253%. The remaining balance within secured borrowings at March 31, 2018 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other borrowings at March 31, 2018 include a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At March 31, 2018, the Fixed-Rate Promissory Note had a balance of $48.7 million compared to $49.0 million at December 31, 2017. Under the Fixed-Rate Promissory Note, the Company makes monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. At March 31, 2018, the non-recourse notes related to certain capital leases totaled $75,000.

At March 31, 2018, the Company had outstanding subordinated notes totaling $139.1 million compared to $139.1 million and $139.0 million outstanding at December 31, 2017 and March 31, 2017, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of March 31, 2018, December 31, 2017 and March 31, 2017. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

See Notes 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	March 31, 2018	December 31, 2017	March 31, 2017
Leverage ratio	9.3%	9.3%	9.3%
Tier 1 capital to risk-weighted assets	10.0	9.9	10.0
Common equity Tier 1 capital to risk-weighted assets	9.5	9.4	8.9
Total capital to risk-weighted assets	12.0	12.0	12.2
Total average equity-to-total average assets(1)	10.8	10.8	10.9

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

The Company’s principal sources of funds at the holding company level are dividends from its subsidiaries, borrowings under its loan agreement with unaffiliated banks and proceeds from the issuances of subordinated debt and additional equity. Refer to Notes 11, 12 and 18 of the Consolidated Financial Statements in Item 1 for further information on these various funding sources. Management is committed to maintaining the Company’s capital levels above the “Well Capitalized” levels established by the FRB for bank holding companies.

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January of 2018, the Company declared a quarterly cash dividend of $0.19 per common share. In January, April, July and October of 2017, the Company declared a quarterly cash dividend of $0.14 per common share.

See Note 18 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D and Series C preferred stock in June 2015 and March 2012, respectively, as well as details on the mandatory conversion of the Series C preferred stock in April 2017. The Company hereby incorporates by reference Note 18 of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

Announced Acquisitions

On May 2, 2018, the Company announced the signing of a definitive agreement to acquire Chicago Shore Corporation ("CSC"). CSC is the parent company of Delaware Place Bank, an Illinois state-chartered bank, which operates a banking location in the Gold Coast/Streeterville neighborhood of Chicago, Illinois. As of March 31, 2018, Delaware Place Bank had approximately $245 million in assets, approximately $165 million in loans and approximately $215 million in deposits.

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

INFLATION

A banking organization’s assets and liabilities are primarily monetary. Changes in the rate of inflation do not have as great an impact on the financial condition of a bank as do changes in interest rates. Moreover, interest rates do not necessarily change at the same percentage as inflation. Accordingly, changes in inflation are not expected to have a material impact on the Company. An analysis of the Company’s asset and liability structure provides the best indication of how the organization is positioned to respond to changing interest rates. See “Quantitative and Qualitative Disclosures About Market Risk” section of this report for additional information.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,”

“contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2017 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

Therefore, there can be no assurances that future actual results will correspond to these forward-looking statements. The reader is cautioned not to place undue reliance on any forward-looking statement made by the Company. Any such statement speaks only as of the date the statement was made or as of such date that may be referenced within the statement. The Company undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this report. Persons are advised, however, to consult further disclosures management makes on related subjects in its reports filed with the Securities and Exchange Commission and in its press releases.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2018, December 31, 2017 and March 31, 2017 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2018	18.8%	9.7%	(11.6)%
December 31, 2017	17.7%	9.0%	(11.8)%
March 31, 2017	17.7%	9.3%	(13.2)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2018	9.0%	4.6%	(4.8)%
December 31, 2017	8.9%	4.6%	(5.1)%
March 31, 2017	7.3%	3.9%	(4.8)%

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 15 of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s derivative financial instruments.

During the first three months of 2018 and 2017, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2018 and 2017.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue. This motion remains pending before the court, has been fully briefed and is scheduled for a hearing on June 12, 2018.

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

Item 1A: Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2018. There is currently no authorization to repurchase shares of outstanding common stock.

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	May 9, 2018	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)