Form 10-Q
period 2018-06-30
WINTRUST FINANCIAL CORP
filed 2018-08-08
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Common Stock — no par value, 56,364,762 shares, as of July 31, 2018

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2018	December 31, 2017	June 30, 2017
Assets
Cash and due from banks	$304,580	$277,534	$296,105
Federal funds sold and securities purchased under resale agreements	62	57	56
Interest bearing deposits with banks	1,221,407	1,063,242	1,011,635
Available-for-sale securities, at fair value	1,940,787	1,803,666	1,649,636
Held-to-maturity securities, at amortized cost ($851.8 million, $812.5 million and $787.5 million fair value at June 30, 2018, December 31, 2017 and June 30, 2017 respectively)	890,834	826,449	793,376
Trading account securities	862	995	1,987
Equity securities with readily determinable fair value	37,839	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	96,699	89,989	80,812
Brokerage customer receivables	16,649	26,431	23,281
Mortgage loans held-for-sale, at fair value	455,712	313,592	382,837
Loans, net of unearned income, excluding covered loans	22,610,560	21,640,797	20,743,332
Covered loans	—	—	50,119
Total loans	22,610,560	21,640,797	20,793,451
Allowance for loan losses	(143,402)	(137,905)	(129,591)
Allowance for covered loan losses	—	—	(1,074)
Net loans	22,467,158	21,502,892	20,662,786
Premises and equipment, net	639,345	621,895	605,211
Lease investments, net	194,160	212,335	191,248
Accrued interest receivable and other assets	666,673	567,374	577,359
Trade date securities receivable	450	90,014	133,130
Goodwill	509,957	501,884	500,260
Other intangible assets	21,414	17,621	19,546
Total assets	$29,464,588	$27,915,970	$26,929,265
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$6,520,724	$6,792,497	$6,294,052
Interest bearing	17,844,755	16,390,850	16,311,640
Total deposits	24,365,479	23,183,347	22,605,692
Federal Home Loan Bank advances	667,000	559,663	318,270
Other borrowings	255,701	266,123	277,710
Subordinated notes	139,148	139,088	139,029
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	—	—	5,151
Accrued interest payable and other liabilities	676,823	537,244	490,389
Total liabilities	26,357,717	24,939,031	24,089,807
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2018, December 31, 2017 and June 30, 2017	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2018, December 31, 2017 and June 30, 2017; 56,436,564 shares issued at June 30, 2018, 56,068,220 shares issued at December 31, 2017 and 55,801,665 shares issued at June 30, 2017	56,437	56,068	55,802
Surplus	1,547,511	1,529,035	1,511,080
Treasury stock, at cost, 107,288 shares at June 30, 2018, 103,013 shares at December 31, 2017, and 101,738 shares at June 30, 2017	(5,355)	(4,986)	(4,884)
Retained earnings	1,464,494	1,313,657	1,198,997
Accumulated other comprehensive loss	(81,216)	(41,835)	(46,537)
Total shareholders’ equity	3,106,871	2,976,939	2,839,458
Total liabilities and shareholders’ equity	$29,464,588	$27,915,970	$26,929,265
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income
Interest and fees on loans	$255,063	$209,289	$490,057	$406,205
Mortgage loans held-for-sale	4,226	3,420	7,044	5,818
Interest bearing deposits with banks	3,243	1,634	6,039	3,257
Federal funds sold and securities purchased under resale agreements	1	1	1	2
Investment securities	19,888	15,524	39,016	29,097
Trading account securities	4	4	18	15
Federal Home Loan Bank and Federal Reserve Bank stock	1,455	1,153	2,753	2,223
Brokerage customer receivables	167	156	324	323
Total interest income	284,047	231,181	545,252	446,940
Interest expense
Interest on deposits	35,293	18,471	61,842	34,741
Interest on Federal Home Loan Bank advances	4,263	2,933	7,902	4,523
Interest on other borrowings	1,698	1,149	3,397	2,288
Interest on subordinated notes	1,787	1,786	3,560	3,558
Interest on junior subordinated debentures	2,836	2,433	5,299	4,841
Total interest expense	45,877	26,772	82,000	49,951
Net interest income	238,170	204,409	463,252	396,989
Provision for credit losses	5,043	8,891	13,389	14,100
Net interest income after provision for credit losses	233,127	195,518	449,863	382,889
Non-interest income
Wealth management	22,617	19,905	45,603	40,053
Mortgage banking	39,834	35,939	70,794	57,877
Service charges on deposit accounts	9,151	8,696	18,008	16,961
Gains (losses) on investment securities, net	12	47	(339)	(8)
Fees from covered call options	669	890	2,266	1,649
Trading gains (losses), net	124	(420)	227	(740)
Operating lease income, net	8,746	6,805	18,437	12,587
Other	14,080	18,110	25,916	30,358
Total non-interest income	95,233	89,972	180,912	158,737
Non-interest expense
Salaries and employee benefits	121,675	106,502	234,111	205,818
Equipment	10,527	9,909	20,599	18,911
Operating lease equipment depreciation	6,940	5,662	13,473	10,298
Occupancy, net	13,663	12,586	27,430	25,687
Data processing	8,752	7,804	17,245	15,729
Advertising and marketing	11,782	8,726	20,606	13,876
Professional fees	6,484	7,510	13,133	12,170
Amortization of other intangible assets	997	1,141	2,001	2,305
FDIC insurance	4,598	3,874	8,960	8,030
OREO expense, net	980	739	3,906	2,404
Other	20,371	19,091	39,654	36,434
Total non-interest expense	206,769	183,544	401,118	351,662
Income before taxes	121,591	101,946	229,657	189,964
Income tax expense	32,011	37,049	58,096	66,689
Net income	$89,580	$64,897	$171,561	$123,275
Preferred stock dividends	2,050	2,050	4,100	5,678
Net income applicable to common shares	$87,530	$62,847	$167,461	$117,597
Net income per common share—Basic	$1.55	$1.15	$2.98	$2.20
Net income per common share—Diluted	$1.53	$1.11	$2.93	$2.11
Cash dividends declared per common share	$0.19	$0.14	$0.38	$0.28
Weighted average common shares outstanding	56,299	54,775	56,218	53,528
Dilutive potential common shares	928	1,812	909	2,981
Average common shares and dilutive common shares	57,227	56,587	57,127	56,509
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$89,580	$64,897	$171,561	$123,275
Unrealized (losses) gains on available-for-sale securities
Before tax	(9,455)	17,593	(45,639)	24,972
Tax effect	2,541	(6,910)	12,251	(9,810)
Net of tax	(6,914)	10,683	(33,388)	15,162
Reclassification of net gains (losses) on available-for-sale securities included in net income
Before tax	(20)	47	(995)	(8)
Tax effect	8	(18)	270	3
Net of tax	(12)	29	(725)	(5)
Reclassification of amortization of unrealized gains and losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	20	22	16	1,450
Tax effect	(5)	(9)	(4)	(570)
Net of tax	15	13	12	880
Net unrealized (losses) gains on available-for-sale securities	(6,917)	10,641	(32,675)	14,287
Unrealized gains (losses) on derivative instruments
Before tax	1,082	(310)	4,157	1,305
Tax effect	(290)	123	(1,116)	(511)
Net unrealized gains (losses) on derivative instruments	792	(187)	3,041	794
Foreign currency adjustment
Before tax	(2,660)	3,820	(6,513)	5,035
Tax effect	664	(987)	1,620	(1,325)
Net foreign currency adjustment	(1,996)	2,833	(4,893)	3,710
Total other comprehensive (loss) income	(8,121)	13,287	(34,527)	18,791
Comprehensive income	$81,459	$78,184	$137,034	$142,066
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2017	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
Net income	—	—	—	—	123,275	—	123,275
Other comprehensive income, net of tax	—	—	—	—	—	18,791	18,791
Cash dividends declared on common stock	—	—	—	—	(15,118)	—	(15,118)
Dividends on preferred stock	—	—	—	—	(5,678)	—	(5,678)
Stock-based compensation	—	—	5,746	—	—	—	5,746
Conversion of Series C preferred stock to common stock	(126,257)	3,121	123,136	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	573	14,488	—	—	—	15,061
Restricted stock awards	—	79	(79)	(295)	—	—	(295)
Employee stock purchase plan	—	19	1,230	—	—	—	1,249
Director compensation plan	—	32	778	—	—	—	810
Balance at June 30, 2017	$125,000	$55,802	$1,511,080	$(4,884)	$1,198,997	$(46,537)	$2,839,458
Balance at January 1, 2018	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
Cumulative effect adjustment from the adoption of:
Accounting Standards Update (“ASU”) 2016-01	—	—	—	—	1,880	(1,880)	—
ASU 2017-12	—	—	—	—	(116)	—	(116)
ASU 2018-02	—	—	—	—	2,974	(2,974)	—
Net income	—	—	—	—	171,561	—	171,561
Other comprehensive loss, net of tax	—	—	—	—	—	(34,527)	(34,527)
Cash dividends declared on common stock	—	—	—	—	(21,362)	—	(21,362)
Dividends on preferred stock	—	—	—	—	(4,100)	—	(4,100)
Stock-based compensation	—	—	7,098	—	—	—	7,098
Common stock issued for:
Exercise of stock options and warrants	—	243	9,416	—	—	—	9,659
Restricted stock awards	—	92	(92)	(369)	—	—	(369)
Employee stock purchase plan	—	15	1,223	—	—	—	1,238
Director compensation plan	—	19	831	—	—	—	850
Balance at June 30, 2018	$125,000	$56,437	$1,547,511	$(5,355)	$1,464,494	$(81,216)	$3,106,871
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2018	June 30, 2017
Operating Activities:
Net income	$171,561	$123,275
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	13,389	14,100
Depreciation, amortization and accretion, net	31,986	29,958
Stock-based compensation expense	7,098	5,746
Net amortization of premium on securities	4,069	3,198
Accretion of discount on loans	(9,860)	(11,979)
Mortgage servicing rights fair value change, net	(3,664)	(1,265)
Originations and purchases of mortgage loans held-for-sale	(1,875,225)	(1,856,725)
Proceeds from sales of mortgage loans held-for-sale	1,770,257	1,928,870
Bank owned life insurance ("BOLI") income	(2,258)	(1,873)
Decrease in trading securities, net	133	2
Net decrease in brokerage customer receivables	9,782	1,900
Gains on mortgage loans sold	(49,200)	(43,547)
Losses on investment securities, net	339	8
Losses (gains) on sales of premises and equipment, net	18	(140)
Net losses on sales and fair value adjustments of other real estate owned	3,008	896
Increase in accrued interest receivable and other assets, net	(61,083)	(45,232)
Increase (decrease) in accrued interest payable and other liabilities, net	92,374	(21,393)
Net Cash Provided by Operating Activities	102,724	125,799
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	133,209	143,983
Proceeds from maturities and calls of held-to-maturity securities	6,014	101,547
Proceeds from sales of available-for-sale securities	208,991	3,676
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	616	—
Purchases of available-for-sale securities	(475,998)	(184,659)
Purchases of held-to-maturity securities	(70,993)	(256,094)
Purchases of equity securities without readily determinable fair value	(2,741)	—
(Purchase) redemption of Federal Home Loan Bank and Federal Reserve Bank stock, net	(6,710)	52,682
Net cash paid in business combinations	(18,708)	(284)
Proceeds from sales of other real estate owned	8,236	8,601
Proceeds received from the FDIC related to reimbursements on covered assets	—	791
Net increase in interest bearing deposits with banks	(160,456)	(31,178)
Net increase in loans	(937,503)	(1,032,772)
Redemption of BOLI	2,121	—
Purchases of premises and equipment, net	(32,318)	(26,260)
Net Cash Used for Investing Activities	(1,346,240)	(1,219,967)
Financing Activities:
Increase in deposit accounts	1,182,140	947,150
(Decrease) increase in subordinated notes and other borrowings, net	(4,489)	15,163
Increase in Federal Home Loan Bank advances, net	107,000	163,000
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(1,058)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	11,747	17,120
Common stock repurchases for tax withholdings related to stock-based compensation	(369)	(295)
Dividends paid	(25,462)	(20,796)
Net Cash Provided by Financing Activities	1,270,567	1,120,284
Net Decrease in Cash and Cash Equivalents	27,051	26,116
Cash and Cash Equivalents at Beginning of Period	277,591	270,045
Cash and Cash Equivalents at End of Period	$304,642	$296,161
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

The Company adopted ASU No. 2014-09 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2018. As certain significant revenue sources related to financial instruments such as interest income are considered not in-scope, the new guidance did not have a significant impact on the Company's consolidated financial statements. Revenue sources impacted by the new guidance include brokerage and trust and asset management fees from the wealth management business unit, card-based fees, deposit-related fees and other non-interest income. During implementation, the Company reviewed specific contracts with customers across these various sources of revenue. Reviews of such contracts assisted in identifying any characteristics of such contracts that could result in a change in the Company's current practices for recognition of revenue and recognition of costs incurred to obtain or fulfill such contracts. After review of such contracts, the Company identified no indication within the terms of such contracts that a significant change in the Company's current practices and accounting policies was necessary. The Company elected to adopt the new guidance using the modified retrospective approach applied to all contracts as of the date of initial application at January 1, 2018. Electing the modified retrospective approach resulted in no cumulative effect adjustment to the opening balance of retained earnings at the date of initial application. Additional disclosures have been added in accordance with the new guidance. See Note 13 – Revenue from Contracts with Customers for discussion of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The Company adopted this guidance as of January 1, 2018. For equity securities with a readily determinable fair value, this guidance was applied under a modified retrospective approach with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of January 1, 2018, the Company reclassified approximately $1.9 million from accumulated other comprehensive income, related to previously recognized unrealized gains, net of deferred taxes, from equity securities with readily determinable fair values, to retained earnings. Equity securities with readily determinable fair values are now prospectively presented separate from available-for-sale securities and trading securities within the Company's Consolidated Statements of Condition. Additionally, for the six months ended June 30, 2018, the Company recognized $1.0 million of unrealized gains from equity securities with readily determinable fair values directly to earnings. For equity securities without a readily determinable fair value, the Company elected to measure such investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, unless a qualitative assessment indicates impairment, which was applied prospectively. Equity securities without readily determinable fair values are included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition. See Note 5 - Investment Securities for further discussion of equity securities with and without readily determinable fair values.

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

The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify the implementation guidance within ASU No. 2016-02 surrounding narrow aspects of Topic 842, including lessee reassessment of lease classifications, the rate implicit in a lease, lessor reassessment of lease terms and purchase options and variable lease payments that depend on an index or a rate. Also, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” to clarify the implementation guidance within ASU No. 2016-02 surrounding comparative period reporting requirements for initial adoption as well as separating lease and non-lease components in a contract and allocating consideration in the contract to the separate components. Like ASU No. 2016-02, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach.

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements. Excluding any impact from the clarification of contracts representing a lease, the Company expects to recognize separate lease liabilities and right to use assets for the amounts related to certain facilities under operating lease agreements disclosed in Note 15 - Minimum Lease Commitments in the 2017 Form 10-K. Additionally, the Company does not expect to significantly change operating lease agreements prior to adoption. The Company has established a committee consisting of individuals from various areas of the Company tasked with transitioning the Company to the new guidance requirements. The Company has obtained and reviewed lease agreements related to certain assets as well as other agreements with components representing a lease across its various business units to determine the impact of adoption on the Company's consolidated financial statements.

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

•
The entire change in the hedging instrument included in the assessment of hedge effectiveness of fair value hedges is presented in the same income statement line as the current impact of the effective portion of such hedge, or interest income and interest expense for interest rate hedging. The Company has previously recognized this ineffectiveness within non-interest income. For the first six months of 2018, the Company recognized $30,000 of such change in interest income.

Allowance for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining credit loss estimates. This impacts the calculation of an allowance for credit losses for all financial assets measured under the amortized cost basis, including held-to-maturity debt securities and PCI loans at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach.

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. Specifically, the Company has established a committee consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements. At this time, the Company is reviewing potential accounting policy elections and potential methodologies for estimating expected credit losses using reasonable and supportable forecast information, and has identified certain historical data and system requirements and has reviewed options for platforms to build, store, execute and determine the financial impact.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and the Company recognized a provisional tax benefit of $7.6 million in 2017 to reflect the impact of the Tax Act, primarily reflecting estimated effects of a lower federal income tax rate on its net deferred tax liabilities and a transition tax due on the deferred earnings of the Company's Canadian subsidiary. Estimates were made in good faith and may change as additional information and interpretive guidance regarding provisions of the Tax Act become available. Staff Accounting Bulletin 118 provides a measurement period, not to extend beyond one year from the date of enactment, during which a company may complete the accounting for the impacts of the Tax Act. No adjustments were made to the provisional amounts in the first six months of 2018 and the Company expects to complete the accounting for the impacts of the Tax Act in the fourth quarter of 2018.

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

The following table summarizes the activity in the Company’s FDIC indemnification liability during the periods covered by loss share agreements indicated below:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2017	June 30, 2017
Balance at beginning of period	$18,263	$16,701
Reductions from reimbursable expenses	(75)	(157)
Amortization	455	699
Changes in expected reimbursements to the FDIC for changes in expected credit losses and reimbursable expenses	(3,673)	(2,659)
Payments received from the FDIC	405	791
Balance at end of period	$15,375	$15,375

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

Mortgage Banking Acquisitions

On January 4, 2018, the Company acquired Veterans First with assets including mortgage-servicing-rights on approximately 10,000 loans, totaling an estimated $1.6 billion in unpaid principal balance. The Company recorded goodwill of $9.1 million on the acquisition.

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

(4) Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less. These items are included within the Company’s Consolidated Statements of Condition as cash and due from banks, and federal funds sold and securities purchased under resale agreements.

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$30,506	$—	$(290)	$30,216
U.S. Government agencies	114,692	17	(301)	114,408
Municipal	131,488	1,945	(840)	132,593
Corporate notes:
Financial issuers	98,285	104	(4,012)	94,377
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,589,815	164	(70,815)	1,519,164
Collateralized mortgage obligations	51,617	5	(2,593)	49,029
Equity securities (2)	—	—	—	—
Total available-for-sale securities	$2,017,403	$2,235	$(78,851)	$1,940,787
Held-to-maturity securities
U.S. Government agencies	$639,433	$—	$(34,040)	$605,393
Municipal	251,401	927	(5,879)	246,449
Total held-to-maturity securities	$890,834	$927	$(39,919)	$851,842
Equity securities with readily determinable fair value (2)	$34,230	$4,783	$(1,174)	$37,839

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$144,904	$—	$(1,082)	$143,822
U.S. Government agencies	157,638	2	(725)	156,915
Municipal	113,197	2,712	(557)	115,352
Corporate notes:
Financial issuers	30,309	43	(301)	30,051
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,291,695	446	(31,955)	1,260,186
Collateralized mortgage obligations	60,092	64	(617)	59,539
Equity securities (2)	34,234	3,357	(789)	36,802
Total available-for-sale securities	$1,833,069	$6,624	$(36,027)	$1,803,666
Held-to-maturity securities
U.S. Government agencies	$579,062	$23	$(14,066)	$565,019
Municipal	247,387	2,668	(2,558)	247,497
Total held-to-maturity securities	$826,449	$2,691	$(16,624)	$812,516

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$119,804	$—	$(723)	$119,081
U.S. Government agencies	158,162	22	(674)	157,510
Municipal	121,610	2,774	(264)	124,120
Corporate notes:
Financial issuers	60,340	71	(810)	59,601
Other	1,000	—	(3)	997
Mortgage-backed: (1)
Mortgage-backed securities	1,139,734	2,301	(31,704)	1,110,331
Collateralized mortgage obligations	42,845	433	(319)	42,959
Equity securities (2)	32,642	3,028	(633)	35,037
Total available-for-sale securities	$1,676,137	$8,629	$(35,130)	$1,649,636
Held-to-maturity securities
U.S. Government agencies	$585,071	$556	$(7,461)	$578,166
Municipal	208,305	2,298	(1,280)	209,323
Total held-to-maturity securities	$793,376	$2,854	$(8,741)	$787,489

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

Equity securities without readily determinable fair values totaled $24.7 million as of June 30, 2018. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. In accordance with the adoption of ASU No. 2016-01, the Company recorded upward adjustments on such securities of $25,000 in the second quarter of 2018 and $156,000 on a year-to-date basis, related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer. No downward adjustments of equity securities without readily determinable fair values were recorded during the current periods. The Company monitors its equity investments without a readily determinable fair values to identify potential transactions that may indicate an observable price change requiring adjustment to its carrying amount.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity investment securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$30,216	$(290)	$—	$—	$30,216	$(290)
U.S. Government agencies	11,127	(87)	99,799	(214)	110,926	(301)
Municipal	31,744	(438)	14,660	(402)	46,404	(840)
Corporate notes:
Financial issuers	70,557	(3,759)	3,720	(253)	74,277	(4,012)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	600,141	(15,423)	914,167	(55,392)	1,514,308	(70,815)
Collateralized mortgage obligations	27,427	(1,247)	21,093	(1,346)	48,520	(2,593)
Total available-for-sale securities	$771,212	$(21,244)	$1,053,439	$(57,607)	$1,824,651	$(78,851)
Held-to-maturity securities
U.S. Government agencies	$317,261	$(11,169)	$288,132	$(22,871)	$605,393	$(34,040)
Municipal	157,123	(3,702)	53,078	(2,177)	210,201	(5,879)
Total held-to-maturity securities	$474,384	$(14,871)	$341,210	$(25,048)	$815,594	$(39,919)

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

The Company does not consider available-for-sale and held-to-maturity securities with unrealized losses at June 30, 2018 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily mortgage-backed securities, U.S. government agency securities and municipal securities.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Realized gains on investment debt securities	$6	$48	$6	$48
Realized losses on investment debt securities	(26)	(1)	(1,001)	(56)
Net realized (losses) gains on investment debt securities	(20)	$47	(995)	$(8)
Unrealized gains on equity securities with readily determinable fair value	229	—	2,102	—
Unrealized losses on equity securities with readily determinable fair value	(222)	—	(1,065)	—
Net unrealized gains on equity securities with readily determinable fair value	7	—	1,037	—
Upward adjustments of equity securities without readily determinable fair values	25	—	156	—
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	—	—	(537)	—
Adjustment and impairment, net, of equity securities without readily determinable fair values	25	—	(381)	—
Other than temporary impairment charges	—	—	—	—
Gains (losses) on investment securities, net	$12	$47	$(339)	$(8)
Proceeds from sales of available-for-sale securities	$—	$—	$208,991	$3,676
Proceeds from sales of equity securities with readily determinable fair value	—	—	—	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	616	—	616	—

During the three months ended June 30, 2018, the Company recorded no impairment of equity securities without readily determinable fair values. On a year-to-date basis, the Company recorded impairment of equity securities without readily determinable fair values totaling $537,000. The Company conducts a quarterly assessment of its equity securities without a readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2018, December 31, 2017 and June 30, 2017, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2018		December 31, 2017		June 30, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$147,550	$147,271	$300,833	$299,285	$125,706	$125,170
Due in one to five years	103,903	103,919	97,019	97,326	289,688	289,243
Due in five to ten years	117,799	114,640	33,947	35,029	38,213	39,463
Due after ten years	6,719	6,764	15,249	15,499	7,309	7,433
Mortgage-backed	1,641,432	1,568,193	1,351,787	1,319,725	1,182,579	1,153,290
Equity securities (1)	—	—	34,234	36,802	32,642	35,037
Total available-for-sale securities	$2,017,403	$1,940,787	$1,833,069	$1,803,666	$1,676,137	$1,649,636
Held-to-maturity securities
Due in one year or less	$5,667	$5,658	$170	$171	$—	$—
Due in one to five years	32,392	31,863	38,392	38,012	32,925	32,776
Due in five to ten years	214,991	208,835	205,227	203,680	172,398	172,800
Due after ten years	637,784	605,486	582,660	570,653	588,053	581,913
Total held-to-maturity securities	$890,834	$851,842	$826,449	$812,516	$793,376	$787,489

(1)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

Securities having a fair value of $1.7 billion at June 30, 2018 as well as securities having a fair value of $1.7 billion and $1.5 billion at December 31, 2017 and June 30, 2017, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At June 30, 2018, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Balance:
Commercial	$7,289,060	$6,787,677	$6,406,289
Commercial real estate	6,575,084	6,580,618	6,402,494
Home equity	593,500	663,045	689,483
Residential real estate	895,470	832,120	762,810
Premium finance receivables—commercial	2,833,452	2,634,565	2,648,386
Premium finance receivables—life insurance	4,302,288	4,035,059	3,719,043
Consumer and other	121,706	107,713	114,827
Total loans, net of unearned income, excluding covered loans	$22,610,560	$21,640,797	$20,743,332
Covered loans	—	—	50,119
Total loans	$22,610,560	$21,640,797	$20,793,451
Mix:
Commercial	32%	31%	31%
Commercial real estate	29	30	31
Home equity	3	3	3
Residential real estate	4	4	3
Premium finance receivables—commercial	12	12	13
Premium finance receivables—life insurance	19	19	18
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	100%	100%	100%
Covered loans	—	—	—
Total loans	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $96.2 million at June 30, 2018, $87.0 million at December 31, 2017 and $81.0 million at June 30, 2017.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $11.5 million at June 30, 2018, $9.3 million at December 31, 2017 and $6.5 million at June 30, 2017. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition - PCI Loans” below.

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

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

PCI loans	$331,517	$311,317	$375,237	$350,690

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at June 30, 2018.

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Accretable yield, beginning balance	$35,692	$45,762	$36,565	$49,408
Acquisitions	—	(105)	—	426
Accretable yield amortized to interest income	(4,152)	(5,477)	(8,771)	(11,076)
Accretable yield amortized to indemnification asset/liability (1)	—	(361)	—	(715)
Reclassification from non-accretable difference (2)	1,306	3,554	2,862	6,089
Increases in interest cash flows due to payments and changes in interest rates	1,501	2,137	3,691	1,378
Accretable yield, ending balance	$34,347	$45,510	$34,347	$45,510

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $4.2 million and $5.5 million in the second quarter of 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded accretion to interest income of $8.8 million and $11.1 million, respectively. These amounts are included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at June 30, 2018, December 31, 2017 and June 30, 2017:

As of June 30, 2018		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$13,543	$—	$1,384	$9,196	$4,597,666	$4,621,789
Franchise	2,438	—	408	—	954,493	957,339
Mortgage warehouse lines of credit	—	—	—	—	200,060	200,060
Asset-based lending	2,158	—	1,146	6,411	1,033,040	1,042,755
Leases	249	—	—	89	458,276	458,614
PCI - commercial (1)	—	882	126	227	7,268	8,503
Total commercial	18,388	882	3,064	15,923	7,250,803	7,289,060
Commercial real estate:
Construction	1,554	—	—	1,098	804,583	807,235
Land	228	—	—	478	114,651	115,357
Office	1,333	—	207	1,403	891,406	894,349
Industrial	185	—	—	1,126	881,214	882,525
Retail	11,540	—	372	5,473	850,254	867,639
Multi-family	342	—	—	611	951,095	952,048
Mixed use and other	4,013	—	408	9,856	1,934,965	1,949,242
PCI - commercial real estate (1)	—	3,194	3,132	7,637	92,726	106,689
Total commercial real estate	19,195	3,194	4,119	27,682	6,520,894	6,575,084
Home equity	9,096	—	—	3,226	581,178	593,500
Residential real estate, including PCI	15,825	1,472	3,637	1,534	873,002	895,470
Premium finance receivables
Commercial insurance loans	14,832	5,159	8,848	10,535	2,794,078	2,833,452
Life insurance loans	—	—	26,770	17,211	4,074,685	4,118,666
PCI - life insurance loans (1)	—	—	—	—	183,622	183,622
Consumer and other, including PCI	563	286	150	310	120,397	121,706
Total loans, net of unearned income	$77,899	$10,993	$46,588	$76,421	$22,398,659	$22,610,560

As of December 31, 2017		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$11,260	$—	$3,746	$13,392	$4,314,107	$4,342,505
Franchise	2,447	—	—	—	845,150	847,597
Mortgage warehouse lines of credit	—	—	—	4,000	190,523	194,523
Asset-based lending	1,550	—	283	10,057	968,576	980,466
Leases	439	—	3	1,958	410,772	413,172
PCI - commercial (1)	—	877	186	—	8,351	9,414
Total commercial	15,696	877	4,218	29,407	6,737,479	6,787,677
Commercial real estate
Construction	3,143	—	—	200	742,171	745,514
Land	188	—	—	5,156	121,140	126,484
Office	2,438	—	—	4,458	887,937	894,833
Industrial	811	—	—	2,412	879,796	883,019
Retail	12,328	—	668	148	938,383	951,527
Multi-family	—	—	—	1,034	914,610	915,644
Mixed use and other	3,140	—	1,423	9,641	1,921,501	1,935,705
PCI - commercial real estate (1)	—	7,135	2,255	6,277	112,225	127,892
Total commercial real estate	22,048	7,135	4,346	29,326	6,517,763	6,580,618
Home equity	8,978	—	518	4,634	648,915	663,045
Residential real estate, including PCI	17,977	5,304	1,303	8,378	799,158	832,120
Premium finance receivables
Commercial insurance loans	12,163	9,242	17,796	15,849	2,579,515	2,634,565
Life insurance loans	—	—	4,837	10,017	3,820,936	3,835,790
PCI - life insurance loans (1)	—	—	—	—	199,269	199,269
Consumer and other, including PCI	740	101	242	727	105,903	107,713
Total loans, net of unearned income	$77,602	$22,659	$33,260	$98,338	$21,408,938	$21,640,797

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2017		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$8,720	$—	$5,917	$12,658	$4,067,237	$4,094,532
Franchise	—	—	—	—	838,394	838,394
Mortgage warehouse lines of credit	—	—	—	2,361	232,282	234,643
Asset-based lending	936	—	983	7,293	862,694	871,906
Leases	535	—	—	60	356,009	356,604
PCI - commercial (1)	—	1,572	162	—	8,476	10,210
Total commercial	10,191	1,572	7,062	22,372	6,365,092	6,406,289
Commercial real estate:
Construction	2,408	—	—	—	707,179	709,587
Land	202	—	—	6,455	105,496	112,153
Office	4,806	—	607	7,725	874,546	887,684
Industrial	2,193	—	—	709	789,889	792,791
Retail	1,635	—	—	15,081	903,778	920,494
Multi-family	354	—	—	1,186	813,058	814,598
Mixed use and other	5,382	—	713	7,590	2,005,265	2,018,950
PCI - commercial real estate (1)	—	8,768	322	3,303	133,844	146,237
Total commercial real estate	16,980	8,768	1,642	42,049	6,333,055	6,402,494
Home equity	9,482	—	855	2,858	676,288	689,483
Residential real estate, including PCI	14,292	775	1,273	300	746,170	762,810
Premium finance receivables
Commercial insurance loans	10,456	5,922	4,951	11,713	2,615,344	2,648,386
Life insurance loans	—	1,046	—	16,977	3,474,686	3,492,709
PCI - life insurance loans (1)	—	—	—	—	226,334	226,334
Consumer and other, including PCI	439	125	331	515	113,417	114,827
Total loans, net of unearned income, excluding covered loans	$61,840	$18,208	$16,114	$96,784	$20,550,386	$20,743,332
Covered loans	1,961	2,504	113	598	44,943	50,119
Total loans, net of unearned income	$63,801	$20,712	$16,227	$97,382	$20,595,329	$20,793,451

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at June 30, 2018, December 31, 2017 and June 30, 2017:

	Performing			Non-performing			Total
(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017	June 30, 2018	December 31, 2017	June 30, 2017	June 30, 2018	December 31, 2017	June 30, 2017
Loan Balances:
Commercial
Commercial, industrial and other	$4,608,246	$4,331,245	$4,085,812	$13,543	$11,260	$8,720	$4,621,789	$4,342,505	$4,094,532
Franchise	954,901	845,150	838,394	2,438	2,447	—	957,339	847,597	838,394
Mortgage warehouse lines of credit	200,060	194,523	234,643	—	—	—	200,060	194,523	234,643
Asset-based lending	1,040,597	978,916	870,970	2,158	1,550	936	1,042,755	980,466	871,906
Leases	458,365	412,733	356,069	249	439	535	458,614	413,172	356,604
PCI - commercial (1)	8,503	9,414	10,210	—	—	—	8,503	9,414	10,210
Total commercial	7,270,672	6,771,981	6,396,098	18,388	15,696	10,191	7,289,060	6,787,677	6,406,289
Commercial real estate
Construction	805,681	742,371	707,179	1,554	3,143	2,408	807,235	745,514	709,587
Land	115,129	126,296	111,951	228	188	202	115,357	126,484	112,153
Office	893,016	892,395	882,878	1,333	2,438	4,806	894,349	894,833	887,684
Industrial	882,340	882,208	790,598	185	811	2,193	882,525	883,019	792,791
Retail	856,099	939,199	918,859	11,540	12,328	1,635	867,639	951,527	920,494
Multi-family	951,706	915,644	814,244	342	—	354	952,048	915,644	814,598
Mixed use and other	1,945,229	1,932,565	2,013,568	4,013	3,140	5,382	1,949,242	1,935,705	2,018,950
PCI - commercial real estate(1)	106,689	127,892	146,237	—	—	—	106,689	127,892	146,237
Total commercial real estate	6,555,889	6,558,570	6,385,514	19,195	22,048	16,980	6,575,084	6,580,618	6,402,494
Home equity	584,404	654,067	680,001	9,096	8,978	9,482	593,500	663,045	689,483
Residential real estate, including PCI	879,645	810,865	748,339	15,825	21,255	14,471	895,470	832,120	762,810
Premium finance receivables
Commercial insurance loans	2,813,461	2,613,160	2,632,008	19,991	21,405	16,378	2,833,452	2,634,565	2,648,386
Life insurance loans	4,118,666	3,835,790	3,491,663	—	—	1,046	4,118,666	3,835,790	3,492,709
PCI - life insurance loans (1)	183,622	199,269	226,334	—	—	—	183,622	199,269	226,334
Consumer and other, including PCI	120,919	106,933	114,325	787	780	502	121,706	107,713	114,827
Total loans, net of unearned income, excluding covered loans	$22,527,278	$21,550,635	$20,674,282	$83,282	$90,162	$69,050	$22,610,560	$21,640,797	$20,743,332

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the six months ended June 30, 2018 and 2017 is as follows:

Three months ended June 30, 2018		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,636	$57,481	$9,860	$6,278	$7,333	$915	$139,503
Other adjustments	(1)	(27)	—	(2)	(14)	—	(44)
Reclassification from allowance for unfunded lending-related commitments	—	—	—	—	—	—	—
Charge-offs	(2,210)	(155)	(612)	(180)	(3,254)	(459)	(6,870)
Recoveries	666	2,387	171	1,522	975	49	5,770
Provision for credit losses	4,636	(2,026)	132	(1,282)	2,694	889	5,043
Allowance for loan losses at period end	$60,727	$57,660	$9,551	$6,336	$7,734	$1,394	$143,402
Allowance for unfunded lending-related commitments at period end	$—	$1,243	$—	$—	$—	$—	$1,243
Allowance for credit losses at period end	$60,727	$58,903	$9,551	$6,336	$7,734	$1,394	$144,645
Individually evaluated for impairment	$4,406	$3,190	$732	$106	$—	$120	$8,554
Collectively evaluated for impairment	55,834	55,611	8,819	6,199	7,734	1,274	135,471
Loans acquired with deteriorated credit quality	487	102	—	31	—	—	620
Loans at period end
Individually evaluated for impairment	$55,948	$34,588	$9,917	$19,554	$—	$603	$120,610
Collectively evaluated for impairment	7,224,562	6,433,615	583,583	798,175	6,952,118	119,399	22,111,452
Loans acquired with deteriorated credit quality	8,550	106,881	—	10,560	183,622	1,704	311,317
Loans held at fair value	—	—	—	67,181	—	—	67,181

Three months ended June 30, 2017	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$46,582	$52,633	$12,203	$5,530	$7,559	$1,312	$125,819
Other adjustments	(2)	(47)	—	(3)	22	—	(30)
Reclassification from allowance for unfunded lending-related commitments	92	14	—	—	—	—	106
Charge-offs	(913)	(1,985)	(1,631)	(146)	(1,878)	(175)	(6,728)
Recoveries	561	276	144	54	404	33	1,472
Provision for credit losses	6,038	1,448	418	708	245	95	8,952
Allowance for loan losses at period end	$52,358	$52,339	$11,134	$6,143	$6,352	$1,265	$129,591
Allowance for unfunded lending-related commitments at period end	$500	$1,205	$—	$—	$—	$—	$1,705
Allowance for credit losses at period end	$52,858	$53,544	$11,134	$6,143	$6,352	$1,265	$131,296
Individually evaluated for impairment	$2,528	$1,473	$1,296	$764	$—	$91	$6,152
Collectively evaluated for impairment	49,692	51,952	9,838	5,306	6,352	1,174	124,314
Loans acquired with deteriorated credit quality	638	119	—	73	—	—	830
Loans at period end
Individually evaluated for impairment	$14,469	$34,690	$9,633	$20,859	$—	$421	$80,072
Collectively evaluated for impairment	6,381,610	6,221,567	679,850	708,042	6,141,095	113,319	20,245,483
Loans acquired with deteriorated credit quality	10,210	146,237	—	3,736	226,334	1,087	387,604
Loans held at fair value	—	—	—	30,173	—	—	30,173

Six months ended June 30, 2018		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Other adjustments	(2)	(51)	—	(5)	(26)	—	(84)
Reclassification from allowance for unfunded lending-related commitments	—	26	—	—	—	—	26
Charge-offs	(4,897)	(968)	(969)	(751)	(7,975)	(588)	(16,148)
Recoveries	928	4,074	294	1,562	1,360	96	8,314
Provision for credit losses	6,887	(648)	(267)	(1,158)	7,529	1,046	13,389
Allowance for loan losses at period end	$60,727	$57,660	$9,551	$6,336	$7,734	$1,394	$143,402
Allowance for unfunded lending-related commitments at period end	$—	$1,243	$—	$—	$—	$—	$1,243
Allowance for credit losses at period end	$60,727	$58,903	$9,551	$6,336	$7,734	$1,394	$144,645

Six months ended June 30, 2017		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Other adjustments	(21)	(83)	—	(7)	25	—	(86)
Reclassification from allowance for unfunded lending-related commitments	—	(32)	—	—	—	—	(32)
Charge-offs	(1,554)	(2,246)	(2,256)	(475)	(3,305)	(309)	(10,145)
Recoveries	834	830	209	232	1,016	174	3,295
Provision for credit losses	8,606	2,448	1,407	679	991	137	14,268
Allowance for loan losses at period end	$52,358	$52,339	$11,134	$6,143	$6,352	$1,265	$129,591
Allowance for unfunded lending-related commitments at period end	$500	$1,205	$—	$—	$—	$—	$1,705
Allowance for credit losses at period end	$52,858	$53,544	$11,134	$6,143	$6,352	$1,265	$131,296

A summary of activity in the allowance for covered loan losses for the three and six months ended June 30, 2017 is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2017	2017
Balance at beginning of period	$1,319	$1,322
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(303)	(838)
Benefit attributable to FDIC loss share agreements	242	670
Net provision for covered loan losses	(61)	(168)
Increase in FDIC indemnification liability	(242)	(670)
Loans charged-off	(120)	(336)
Recoveries of loans charged-off	178	926
Net (charge-offs) recoveries	58	590
Balance at end of period	$1,074	$1,074

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

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2018	2017	2017
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$39,956	$36,084	$29,037
Impaired loans with no allowance for loan loss required	80,346	69,004	50,281
Total impaired loans (2)	$120,302	$105,088	$79,318
Allowance for loan losses related to impaired loans	$8,541	$8,023	$5,633
TDRs	$65,310	$49,786	$33,091

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class, excluding covered loans, for the periods ended as follows:

				For the Six Months Ended
	As of June 30, 2018			June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,942	$9,022	$2,948	$9,458	$278
Franchise	2,399	2,399	1,208	2,415	68
Asset-based lending	469	469	225	529	20
Leases	2,062	2,091	25	2,126	54
Commercial real estate
Construction	1,554	1,554	390	1,554	36
Land	1,500	1,500	1	1,533	34
Office	1,002	1,604	65	1,010	37
Industrial	—	—	—	—	—
Retail	15,252	15,441	2,497	15,267	344
Multi-family	1,205	1,205	14	1,214	22
Mixed use and other	1,510	1,722	210	1,822	53
Home equity	1,305	1,403	732	1,315	32
Residential real estate	2,450	2,702	106	2,472	59
Consumer and other	306	328	120	309	9
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$18,260	$19,731	$—	$18,717	$211
Franchise	21,417	21,418	—	21,740	640
Asset-based lending	1,689	2,494	—	2,432	73
Leases	710	710	—	738	22
Commercial real estate
Construction	1,320	3,663	—	2,606	96
Land	2,375	2,482	—	2,382	65
Office	1,380	2,075	—	1,387	58
Industrial	240	363	—	251	10
Retail	1,845	2,058	—	1,875	75
Multi-family	342	477	—	358	8
Mixed use and other	4,755	5,366	—	5,006	165
Home equity	8,612	12,977	—	8,818	324
Residential real estate	17,104	20,137	—	17,341	417
Consumer and other	297	421	—	304	10
Total impaired loans, net of unearned income	$120,302	$135,812	$8,541	$124,979	$3,220

				For the Twelve Months Ended
	As of December 31, 2017			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$6,233	$7,323	$3,951	$7,220	$452
Franchise	—	—	—	—	—
Asset-based lending	948	949	355	1,302	72
Leases	2,331	2,337	158	2,463	117
Commercial real estate
Construction	3,097	3,897	403	3,690	197
Land	—	—	—	—	—
Office	471	471	5	481	24
Industrial	408	408	40	414	25
Retail	15,599	15,657	1,336	15,736	624
Multi-family	—	—	—	—	—
Mixed use and other	1,567	1,586	379	1,599	77
Home equity	1,606	1,869	784	1,626	81
Residential real estate	3,798	3,910	586	3,790	146
Consumer and other	26	28	26	27	2
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,460	$12,259	$—	$10,170	$683
Franchise	16,256	16,256	—	17,089	780
Asset-based lending	602	602	—	688	40
Leases	782	782	—	845	49
Commercial real estate
Construction	1,367	1,678	—	1,555	84
Land	3,961	4,192	—	4,129	182
Office	2,438	6,140	—	3,484	330
Industrial	403	2,010	—	1,849	174
Retail	2,393	3,538	—	2,486	221
Multi-family	1,231	2,078	—	1,246	76
Mixed use and other	5,275	6,731	—	5,559	351
Home equity	7,648	11,648	—	9,114	603
Residential real estate	17,455	20,327	—	17,926	860
Consumer and other	733	890	—	773	48
Total impaired loans, net of unearned income	$105,088	$127,566	$8,023	$115,261	$6,298

				For the Six Months Ended
	As of June 30, 2017			June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$2,969	$3,006	$1,499	$3,061	$83
Franchise	—	—	—	—	—
Asset-based lending	511	512	293	704	21
Leases	2,504	2,508	235	2,578	62
Commercial real estate
Construction	7,632	7,632	957	7,665	165
Land	1,750	1,750	7	1,750	32
Office	1,314	1,418	32	1,318	44
Industrial	—	—	—	—	—
Retail	1,582	1,631	130	1,596	40
Multi-family	1,513	1,513	27	1,518	28
Mixed use and other	1,455	1,531	302	1,478	35
Home equity	1,901	1,950	1,296	1,920	35
Residential real estate	5,815	6,090	764	5,731	118
Consumer and other	91	93	91	96	2
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$6,815	$7,785	$—	$7,285	$213
Franchise	—	—	—	—	—
Asset-based lending	425	425	—	764	16
Leases	852	852	—	879	26
Commercial real estate
Construction	1,504	1,504	—	1,534	33
Land	2,375	2,472	—	2,380	56
Office	3,973	5,074	—	4,076	131
Industrial	2,193	3,622	—	4,328	190
Retail	1,188	1,273	—	1,188	51
Multi-family	89	174	—	89	4
Mixed use and other	7,761	9,299	—	8,494	239
Home equity	7,732	11,260	—	8,906	258
Residential real estate	15,044	17,068	—	15,203	368
Consumer and other	330	434	—	333	11
Total impaired loans, net of unearned income	$79,318	$90,876	$5,633	$84,874	$2,261

TDRs

At June 30, 2018, the Company had $65.3 million in loans modified in TDRs. The $65.3 million in TDRs represents 94 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at June 30, 2018 and approximately $1.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended June 30, 2018 and 2017, the Company recorded $36,000 and $49,000, respectively, of interest income, which was reflected as a decrease in impairment. For the six months ended June 30, 2018 and 2017, the Company recorded $57,000 and $104,000, respectively, of interest income, which was reflected as a decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At June 30, 2018, the Company had $7.4 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $11.2 million and $12.4 million at June 30, 2018 and 2017, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2018 and 2017, respectively, which represent TDRs:

Three months ended June 30, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$12,827	1	$77	—	$—	1	$12,750	—	$—
Franchise	2	5,122	—	—	—	—	2	5,122	—	—
Leases	1	239	1	239	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	85	1	85	1	85	—	—	—	—
Residential real estate and other	6	1,332	6	1,332	3	685	—	—	—	—
Total loans	12	$19,605	9	$1,733	4	$770	3	$17,872	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Three months ended June 30, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	—	$—	—	$—	—	$—	—	$—	—	$—
Franchise	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	4	2,210	4	2,210	3	2,161	—	—	—	—
Total loans	4	$2,210	4	$2,210	3	$2,161	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended June 30, 2018, twelve loans totaling $19.6 million were determined to be TDRs, compared to four loans totaling $2.2 million during the three months ended June 30, 2017. Of these loans extended at below market terms, the weighted average extension had a term of approximately 37 months during the quarter ended June 30, 2018 compared to 54 months for the quarter ended June 30, 2017. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 157 basis points and 195 basis points during the three months ended June 30, 2018 and 2017, respectively. Interest-only payment terms were approximately seven months during the three months ended June 30, 2018. Additionally, no principal balances were forgiven in the second quarter of 2018 and 2017.

Six months ended June 30, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$12,923	2	$173	—	$—	1	$12,750	—	$—
Franchise	2	5,122	—	—	—	—	2	5,122	—	—
Leases	1	239	1	239	—	—	—	—	—	—
Commercial real estate
Office	1	59	1	59	—	—	—	—	—	—
Mixed use and other	1	85	1	85	1	85	—	—	—	—
Residential real estate and other	11	2,167	11	2,167	5	796	—	—	—	—
Total loans	19	$20,595	16	$2,723	6	$881	3	$17,872	—	$—

Six months ended June 30, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$95	1	$95	—	$—	—	$—	—	$—
Franchise	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	—	—	—	—	—	—
Residential real estate and other	6	2,383	6	2,383	5	2,334	—	—	—	—
Total loans	8	$3,723	8	$3,723	5	$2,334	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the six months ended June 30, 2018, 19 loans totaling $20.6 million were determined to be TDRs, compared to 8 loans totaling $3.7 million in the same period of 2017. Of these loans extended at below market terms, the weighted average extension had a term of approximately 50 months during the six months ended June 30, 2018 compared to 36 months for the six months ended June 30, 2017. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 173 basis points and 184 basis points for the year-to-date periods June 30, 2018 and 2017, respectively. Interest-only payment terms were approximately seven months during the six months ended June 30, 2018. Additionally, no principal balances were forgiven in the first six months of 2018 and 2017.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2018 and 2017, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2018		Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	7	$16,603	5	$3,776	5	$3,776
Franchise	5	21,378	—	—	—	—
Leases	1	239	—	—	—	—
Commercial real estate
Office	1	59	—	—	—	—
Industrial	—	—	—	—	—	—
Mixed use and other	1	85	—	—	—	—
Residential real estate and other	17	2,833	3	555	3	555
Total loans	32	$41,197	8	$4,331	8	$4,331

(Dollars in thousands)	As of June 30, 2017		Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$123	1	$28	1	$28
Franchise	—	—	—	—	—	—
Leases	2	2,949	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—
Mixed use and other	1	1,245	—	—	—	—
Residential real estate and other	11	2,925	1	232	1	232
Total loans	16	$7,242	2	$260	2	$260

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2018	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2018
Community banking	$429,520	$9,106	$—	$—	$438,626
Specialty finance	40,250	—	—	(1,033)	39,217
Wealth management	32,114	—	—	—	32,114
Total	$501,884	$9,106	$—	$(1,033)	$509,957

The community banking segment's goodwill increased $9.1 million in the first six months of 2018 primarily as a result of the acquisition of Veterans First. The specialty finance segment's goodwill decreased $1.0 million in the first six months of 2018 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2018, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. At December 31, 2017, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management segments and determined that no impairment existed at that time. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of June 30, 2018, the Company identified no such indicators of goodwill impairment within the specialty finance and wealth management segments.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of June 30, 2018 is as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$37,272	$37,272	$37,272
Accumulated amortization	(27,126)	(25,427)	(23,632)
Net carrying amount	$10,146	$11,845	$13,640
Trademark with indefinite lives:
Carrying amount	5,800	—	—
Total net carrying amount	$15,946	$11,845	$13,640
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,964	$1,972	$1,800
Accumulated amortization	(1,373)	(1,298)	(1,221)
Net carrying amount	$591	$674	$579
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(3,063)	(2,838)	(2,613)
Net carrying amount	$4,877	$5,102	$5,327
Total other intangible assets, net	$21,414	$17,621	$19,546

Estimated amortization
Actual in six months ended June 30, 2018	$2,001
Estimated remaining in 2018	1,795
Estimated—2019	3,223
Estimated—2020	2,597
Estimated—2021	2,056
Estimated—2022	1,556

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

Total amortization expense associated with finite-lived intangibles totaled approximately $2.0 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of the period	$54,572	$21,596	$33,676	$19,103
Additions from loans sold with servicing retained	7,889	5,448	12,048	8,214
Additions from acquisitions	—	—	13,806	—
Estimate of changes in fair value due to:
Payoffs and paydowns	(1,364)	(562)	(2,566)	(991)
Changes in valuation inputs or assumptions	2,097	825	6,230	981
Fair value at end of the period	$63,194	$27,307	$63,194	$27,307
Unpaid principal balance of mortgage loans serviced for others	$5,228,699	$2,303,435

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

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Balance:
Non-interest bearing	$6,520,724	$6,792,497	$6,294,052
NOW and interest bearing demand deposits	2,452,474	2,315,055	2,459,238
Wealth management deposits	2,523,572	2,323,699	2,464,162
Money market	5,205,678	4,515,353	4,449,385
Savings	2,763,062	2,829,373	2,419,463
Time certificates of deposit	4,899,969	4,407,370	4,519,392
Total deposits	$24,365,479	$23,183,347	$22,605,692
Mix:
Non-interest bearing	27%	29%	28%
NOW and interest bearing demand deposits	10	10	11
Wealth management deposits	11	10	11
Money market	21	20	19
Savings	11	12	11
Time certificates of deposit	20	19	20
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wayne Hummer Investments, LLC ("WHI"), trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
FHLB advances	$667,000	$559,663	$318,270
Other borrowings:
Notes payable	29,982	41,222	44,959
Short-term borrowings	21,437	17,209	46,280
Other	48,369	49,131	49,765
Secured borrowings	155,913	158,561	136,706
Total other borrowings	255,701	266,123	277,710
Subordinated notes	139,148	139,088	139,029
Total FHLB advances, other borrowings and subordinated notes	$1,061,849	$964,874	$735,009

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

Notes Payable

At June 30, 2018, notes payable represented a $30.0 million term facility ("Term Facility"), which is part of a $150.0 million loan agreement ("Credit Agreement") with unaffiliated banks dated December 15, 2014 (as subsequently amended). The Credit Agreement consists of the Term Facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility ("Revolving Credit Facility"). At June 30, 2018, the Company had a balance of $30.0 million compared to $41.2 million at December 31, 2017 and $45.0 million at June 30, 2017 under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. Beginning September 30, 2015, the Company was required to make straight-line quarterly amortizing payments on the Term Facility. At June 30, 2018, December 31, 2017 and June 30, 2017, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition. In December 2017, the Company again amended the Credit Agreement, effectively extending the maturity date on the Revolving Credit Facility from December 11, 2017 to December 10, 2018.

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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2018, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $21.4 million at June 30, 2018 compared to $17.2 million at December 31, 2017 and $46.3 million at June 30, 2017. At June 30, 2018, December 31, 2017 and June 30, 2017, securities sold under repurchase agreements represent $21.4 million, $17.2 million and $46.3 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of June 30, 2018, the Company had pledged securities related to its customer balances in sweep accounts of $43.2 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of June 30, 2018 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$11,267
Held-to-maturity securities pledged
U.S. Government agencies	31,886
Total collateral pledged	$43,153
Excess collateral	21,716
Securities sold under repurchase agreements	$21,437

Other Borrowings

Other borrowings at June 30, 2018 represent a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At June 30, 2018, the Fixed-Rate Promissory Note had a balance of $48.4 million compared to $49.0 million at December 31, 2017 and $49.5 million at June 30, 2017. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At June 30, 2018, the Company was in compliance with all such covenants. At June 30, 2018, the non-recourse notes related to certain capital leases totaled $12,000 compared to $151,000 and $300,000 at December 31, 2017 and June 30, 2017, respectively.

Secured Borrowings

Secured borrowings at June 30, 2018 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At June 30, 2018, the translated balance of the secured borrowing totaled $144.6 million compared to $135.1 million at December 31, 2017 and $123.4 million at June 30, 2017. Additionally, the interest rate under the Receivables Purchase Agreement at June 30, 2018 was 2.4874%. The remaining $11.3 million within secured borrowings at June 30, 2018 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At June 30, 2018, the Company had outstanding subordinated notes totaling $139.1 million compared to $139.1 million and $139.0 million outstanding at December 31, 2017 and June 30, 2017, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(12) Junior Subordinated Debentures

As of June 30, 2018, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2018. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 6/30/2018	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	5.60%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	5.11%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	4.94%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	4.29%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	3.79%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	3.97%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	5.36%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	5.36%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	5.34%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	4.09%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	3.96%	06/2007	09/2037	06/2012
Total			$253,566		4.53%

The junior subordinated debentures totaled $253.6 million at June 30, 2018, December 31, 2017 and June 30, 2017.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2018, the weighted average contractual interest rate on the junior subordinated debentures was 4.53%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At June 30, 2018, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

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

Disaggregation of Revenue

As certain significant revenue sources related to financial instruments such as interest income are considered not in-scope, ASU 2014-09 did not have a significant impact on the Company's consolidated financial statements. The following table presents revenue from contracts with customers, considered in-scope under ASU 2014-09, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Revenue from contracts with customers	Location in income statement	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Brokerage and insurance product commissions	Wealth management	$5,784	$5,449	$11,815	$11,669
Trust	Wealth management	3,226	3,237	6,643	6,545
Asset management	Wealth management	13,607	11,219	27,145	21,839
Total wealth management		22,617	19,905	45,603	40,053
Mortgage broker fees	Mortgage banking	288	414	567	730
Service charges on deposit accounts	Service charges on deposit accounts	9,151	8,696	18,008	16,961
Administrative services	Other non-interest income	1,205	986	2,266	2,010
Card related fees	Other non-interest income	1,116	1,429	3,255	2,844
Other deposit related fees	Other non-interest income	3,034	2,853	5,892	5,211
Total revenue from contracts with customers		$37,411	$34,283	$75,591	$67,809

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Contract assets	$—	$—	$—

Contract liabilities	$1,522	$1,706	$1,891

Mortgage broker fees receivable	$21	$69	$87
Administrative services receivable	102	—	98
Wealth management receivable	8,199	8,102	7,679
Card related fees receivable	—	202	—
Total receivables from contracts with customer	$8,322	$8,373	$7,864

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $184,000 and $174,000 for the six months ended June 30, 2018 and 2017, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated remaining in 2018	$185
Estimated—2019	369
Estimated—2020	369
Estimated—2021	303
Estimated—2022	153
Estimated—2023	143
Total	$1,522

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

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2018	June 30, 2017
Net interest income:
Community Banking	$196,849	$166,329	$30,520	18%
Specialty Finance	32,182	28,558	3,624	13
Wealth Management	4,240	4,919	(679)	(14)
Total Operating Segments	233,271	199,806	33,465	17
Intersegment Eliminations	4,899	4,603	296	6
Consolidated net interest income	$238,170	$204,409	$33,761	17%
Non-interest income:
Community Banking	$65,705	$65,007	$698	1%
Specialty Finance	16,317	13,721	2,596	19
Wealth Management	23,296	20,573	2,723	13
Total Operating Segments	105,318	99,301	6,017	6
Intersegment Eliminations	(10,085)	(9,329)	(756)	(8)
Consolidated non-interest income	$95,233	$89,972	$5,261	6%
Net revenue:
Community Banking	$262,554	$231,336	$31,218	13%
Specialty Finance	48,499	42,279	6,220	15
Wealth Management	27,536	25,492	2,044	8
Total Operating Segments	338,589	299,107	39,482	13
Intersegment Eliminations	(5,186)	(4,726)	(460)	(10)
Consolidated net revenue	$333,403	$294,381	$39,022	13%
Segment profit:
Community Banking	$65,355	$46,026	$19,329	42%
Specialty Finance	19,536	14,849	4,687	32
Wealth Management	4,689	4,022	667	17
Consolidated net income	$89,580	$64,897	$24,683	38%
Segment assets:
Community Banking	$23,979,910	$22,032,302	$1,947,608	9%
Specialty Finance	4,824,307	4,255,109	569,198	13
Wealth Management	660,371	641,854	18,517	3
Consolidated total assets	$29,464,588	$26,929,265	$2,535,323	9%

	Six months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2018	June 30, 2017
Net interest income:
Community Banking	$381,491	$322,609	$58,882	18%
Specialty Finance	63,706	55,370	8,336	15
Wealth Management	8,681	9,975	(1,294)	(13)
Total Operating Segments	453,878	387,954	65,924	17
Intersegment Eliminations	9,374	9,035	339	4
Consolidated net interest income	$463,252	$396,989	$66,263	17%
Non-interest income:
Community Banking	$122,252	$107,723	$14,529	13%
Specialty Finance	32,042	27,877	4,165	15
Wealth Management	46,254	41,375	4,879	12
Total Operating Segments	200,548	176,975	23,573	13
Intersegment Eliminations	(19,636)	(18,238)	(1,398)	(8)
Consolidated non-interest income	$180,912	$158,737	$22,175	14%
Net revenue:
Community Banking	$503,743	$430,332	$73,411	17%
Specialty Finance	95,748	83,247	12,501	15
Wealth Management	54,935	51,350	3,585	7
Total Operating Segments	654,426	564,929	89,497	16
Intersegment Eliminations	(10,262)	(9,203)	(1,059)	(12)
Consolidated net revenue	$644,164	$555,726	$88,438	16%
Segment profit:
Community Banking	$123,660	$83,703	$39,957	48%
Specialty Finance	38,511	30,947	7,564	24
Wealth Management	9,390	8,625	765	9
Consolidated net income	$171,561	$123,275	$48,286	39%

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2018, December 31, 2017 and June 30, 2017:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017	June 30, 2018	December 31, 2017	June 30, 2017
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$16,059	$11,914	$8,644	$—	$12	$—
Interest rate derivatives designated as Fair Value Hedges	5,708	2,932	2,074	280	—	26
Total derivatives designated as hedging instruments under ASC 815	$21,767	$14,846	$10,718	$280	$12	$26
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$64,668	$34,139	$35,929	$64,088	$33,704	$35,317
Interest rate lock commitments	4,543	2,843	2,875	2,512	269	182
Forward commitments to sell mortgage loans	7	14	78	1,376	1,457	1,961
Foreign exchange contracts	1,171	227	103	1,108	229	165
Total derivatives not designated as hedging instruments under ASC 815	$70,389	$37,223	$38,985	$69,084	$35,659	$37,625
Total Derivatives	$92,156	$52,069	$49,703	$69,364	$35,671	$37,651

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

As of June 30, 2018, the Company had eight interest rate swap derivatives designated as cash flow hedges of variable rate deposits. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on each of these cash flow hedges as of June 30, 2018:

	June 30, 2018
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
June 2019	$200,000	$1,542
July 2019	250,000	3,832
August 2019	275,000	4,969
January 2020	175,000	1,278
January 2020	25,000	182
April 2020	50,000	170
April 2020	200,000	681
June 2020	200,000	3,405
Total Cash Flow Hedges	$1,375,000	$16,059
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Unrealized gain at beginning of period	$14,977	$8,559	$11,902	$6,944
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	(1,339)	681	(2,019)	1,037
Amount of gain (loss) recognized in other comprehensive income	2,421	(991)	6,176	268
Unrealized gain at end of period	$16,059	$8,249	$16,059	$8,249

As of June 30, 2018, the Company estimates that during the next twelve months $12.5 million will be reclassified from accumulated other comprehensive gain (loss) as a reduction to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2018, the Company has thirteen interest rate swaps with an aggregate notional amount of $196.3 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans as well as life insurance premium finance receivables. Two of these interest rate swaps with an aggregate notional amount of $69.7 million were effective starting after June 30, 2018 with no balance currently outstanding on the related loan agreement as of that date.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of June 30, 2018:

		June 30, 2018
(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income, excluding covered loans	$116,991	$(5,589)	$—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective periods:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Six Months Ended
		June 30, 2018	June 30, 2018
Interest rate swaps	Interest and fees on loans	$15	$(30)

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2018, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $5.4 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from July 2018 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $859.2 million and interest rate lock commitments with an aggregate notional amount of approximately $416.1 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of June 30, 2018 the Company held foreign currency derivatives with an aggregate notional amount of approximately $39.5 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2018, December 31, 2017 or June 30, 2017.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest rate swaps and caps	Trading gains (losses), net	$(9)	$(365)	$144	$(668)
Mortgage banking derivatives	Mortgage banking revenue	562	(48)	1,980	690
Covered call options	Fees from covered call options	669	890	2,266	1,649
Foreign exchange contracts	Trading gains (losses), net	112	(64)	69	(92)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2018, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $263,000. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2017	June 30, 2018	December 31, 2017	June 30, 2017
Gross Amounts Recognized	$86,435	$48,985	$46,647	$64,368	$33,716	$35,343
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$86,435	$48,985	$46,647	$64,368	$33,716	$35,343
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	$(10,719)	(14,878)	(15,828)	$(10,719)	(14,878)	(15,828)
Collateral Posted (1)	(61,880)	(18,060)	(3,150)	(340)	(2,220)	(19,515)
Net Credit Exposure	$13,836	$16,047	$27,669	$53,309	$16,618	$—

(1)
As of June 30, 2017, the Company posted collateral of $21.0 million, which resulted in excess collateral with its counterparties. For purposes of this disclosure, the amount of posted collateral is limited to the amount offsetting the derivative liability.

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

At June 30, 2018, the Company classified $96.6 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $3.5 million of U.S. government agencies as Level 3 at June 30, 2018. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the second quarter of 2018, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2018 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At June 30, 2018, the Company classified $13.8 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at June 30, 2018 was 4.40% with discount rates applied ranging from 4%-5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 9.59% at June 30, 2018. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.21% with credit loss discount ranging from 0%-3% at June 30, 2018.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At June 30, 2018, the Company classified $63.2 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at June 30, 2018 was 10.04% with discount rates applied ranging from 6%-16%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds used as an input to value the MSRs at June 30, 2018 ranged from 0%-88% or a weighted average prepayment speed of 9.28%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $78 and $375, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At June 30, 2018, the Company classified $3.8 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-

through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2018 was 81.35% with pull-through rates applied ranging from 33% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$30,216	$—	$30,216	$—
U.S. Government agencies	114,408	—	110,926	3,482
Municipal	132,593	—	36,027	96,566
Corporate notes	95,377	—	95,377	—
Mortgage-backed	1,568,193	—	1,568,193	—
Trading account securities	862	—	862	—
Equity securities with readily determinable fair value	37,839	—	37,839	—
Mortgage loans held-for-sale	455,712	—	455,712	—
Loans held-for-investment	67,181	—	53,417	13,764
MSRs	63,194	—	—	63,194
Nonqualified deferred compensation assets	12,053	—	12,053	—
Derivative assets	92,156	—	88,337	3,819
Total	$2,669,784	$—	$2,488,959	$180,825
Derivative liabilities	$69,364	$—	$69,364	$—

	December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$143,822	$—	$143,822	$—
U.S. Government agencies	156,915	—	153,136	3,779
Municipal	115,352	—	38,171	77,181
Corporate notes	31,050	—	31,050	—
Mortgage-backed	1,319,725	—	1,319,725	—
Equity securities	36,802	—	36,802	—
Trading account securities	995	—	995	—
Mortgage loans held-for-sale	313,592	—	313,592	—
Loans held-for-investment	33,717	—	—	33,717
MSRs	33,676	—	—	33,676
Nonqualified deferred compensation assets	11,065	—	11,065	—
Derivative assets	52,069	—	49,912	2,157
Total	$2,248,780	$—	$2,098,270	$150,510
Derivative liabilities	$35,671	$—	$35,671	$—

	June 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$119,081	$—	$119,081	$—
U.S. Government agencies	157,510	—	153,400	4,110
Municipal	124,120	—	46,779	77,341
Corporate notes	60,598	—	60,598	—
Mortgage-backed	1,153,290	—	1,153,290	—
Equity securities	35,037	—	35,037	—
Trading account securities	1,987	—	1,987	—
Mortgage loans held-for-sale	382,837	—	382,837	—
Loans held-for-investment	30,173	—	—	30,173
MSRs	27,307	—	—	27,307
Nonqualified deferred compensation assets	10,556	—	10,556	—
Derivative assets	49,703	—	48,656	1,047
Total	$2,152,199	$—	$2,012,221	$139,978
Derivative liabilities	$37,651	$—	$37,651	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2018, December 31, 2017 and June 30, 2017 for mortgage loans held-for-sale measured at fair value under ASC 825 was $430.7 million, $299.5 million and $368.8 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $455.7 million, $313.6 million and $382.8 million, for the same respective periods, as shown in the above tables. There were no nonaccrual loans or loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2018, December 31, 2017 and June 30, 2017.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2018 and 2017 are summarized as follows:

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at April 1, 2018	$84,592	$3,616	$26,620	$54,572	$4,605
Total net gains (losses) included in:
Net income (1)	—	—	(260)	8,622	(786)
Other comprehensive loss	(895)	(134)	—	—	—
Purchases	14,746	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,877)	—	(16,402)	—	—
Net transfers into/(out of) Level 3	—	—	3,806	—	—
Balance at June 30, 2018	$96,566	$3,482	$13,764	$63,194	$3,819

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2018	$77,181	$3,779	$33,717	$33,676	$2,157
Total net gains (losses) included in:
Net income (1)	—	—	(1,388)	15,712	1,662
Other comprehensive loss	(3,085)	(297)	—	—	—
Purchases (2)	27,016	—	—	13,806	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(4,546)	—	(22,657)	—	—
Net transfers into/(out of) Level 3	—	—	4,092	—	—
Balance at June 30, 2018	$96,566	$3,482	$13,764	$63,194	$3,819

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at April 1, 2017	$79,745	$4,283	$28,548	$21,596	$3,582
Total net gains (losses) included in:
Net income (1)	—	—	1,304	5,711	(2,535)
Other comprehensive income (loss)	2,572	(173)	—	—	—
Purchases	3,293	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(8,269)	—	(2,159)	—	—
Net transfers into/(out of) Level 3	—	—	2,480	—	—
Balance at June 30, 2017	$77,341	$4,110	$30,173	$27,307	$1,047

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2017	$79,626	$—	$22,137	$19,103	$2,291
Total net gains (losses) included in:
Net income (1)	—	—	1,192	8,204	(1,244)
Other comprehensive income (loss)	3,029	(173)	—	—	—
Purchases	10,879	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(16,193)	—	(5,491)	—	—
Net transfers into/(out of) Level 3	—	4,283	12,335	—	—
Balance at June 30, 2017	$77,341	$4,110	$30,173	$27,307	$1,047

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

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2018.

	June 30, 2018				Three Months Ended June 30, 2018 Fair Value Losses Recognized, net	Six Months Ended June 30, 2018 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$67,700	$—	$—	$67,700	$3,288	$7,174
Other real estate owned (1)	35,331	—	—	35,331	1,511	3,669
Total	$103,031	$—	$—	$103,031	$4,799	$10,843

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At June 30, 2018, the Company had $120.3 million of impaired loans classified as Level 3. Of the $120.3 million of impaired loans, $67.7 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $52.6 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At June 30, 2018, the Company had $35.3 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2018 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$96,566	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	3,482	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	13,764	Discounted cash flows	Discount rate	4%-5%	4.40%	Decrease
			Credit discount	0%-3%	1.21%	Decrease
			Constant prepayment rate (CPR)	9.59%	9.59%	Decrease
MSRs	63,194	Discounted cash flows	Discount rate	6%-16%	10.04%	Decrease
			Constant prepayment rate (CPR)	0%-88%	9.28%	Decrease
			Cost of servicing	$15-$200	$78	Decrease
			Cost of servicing - delinquent	$200-$1,000	$375	Decrease
Derivatives	3,819	Discounted cash flows	Pull-through rate	33%-100%	81.35%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$67,700	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	35,331	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2018		At December 31, 2017		At June 30, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$304,642	$304,642	$277,591	$277,591	$296,161	$296,161
Interest bearing deposits with banks	1,221,407	1,221,407	1,063,242	1,063,242	1,011,635	1,011,635
Available-for-sale securities	1,940,787	1,940,787	1,803,666	1,803,666	1,649,636	1,649,636
Held-to-maturity securities	890,834	851,842	826,449	812,516	793,376	787,489
Trading account securities	862	862	995	995	1,987	1,987
Equity securities with readily determinable fair value	37,839	37,839	—	—	—	—
FHLB and FRB stock, at cost	96,699	96,699	89,989	89,989	80,812	80,812
Brokerage customer receivables	16,649	16,649	26,431	26,431	23,281	23,281
Mortgage loans held-for-sale, at fair value	455,712	455,712	313,592	313,592	382,837	382,837
Loans held-for-investment, at fair value	67,181	67,181	33,717	33,717	30,173	30,173
Loans held-for-investment, at amortized cost	22,543,379	22,767,838	21,607,080	21,768,978	20,763,278	21,921,002
MSRs	63,194	63,194	33,676	33,676	27,307	27,307
Nonqualified deferred compensation assets	12,053	12,053	11,065	11,065	10,556	10,556
Derivative assets	92,156	92,156	52,069	52,069	49,703	49,703
Accrued interest receivable and other	240,790	240,790	227,649	227,649	215,291	215,291
Total financial assets	$27,984,184	$28,169,651	$26,367,211	$26,515,176	$25,336,033	$26,487,870
Financial Liabilities
Non-maturity deposits	$19,465,510	$19,465,510	$18,775,977	$18,775,977	$18,086,300	$18,086,300
Deposits with stated maturities	4,899,969	4,911,324	4,407,370	4,350,004	4,519,392	4,503,645
FHLB advances	667,000	669,406	559,663	544,750	318,270	316,799
Other borrowings	255,701	255,701	266,123	266,123	277,710	277,710
Subordinated notes	139,148	137,782	139,088	144,266	139,029	143,126
Junior subordinated debentures	253,566	257,465	253,566	264,696	253,566	253,330
Derivative liabilities	69,364	69,364	35,671	35,671	37,651	37,651
FDIC indemnification liability	—	—	—	—	15,375	15,375
Accrued interest payable	9,802	9,802	8,030	8,030	6,460	6,460
Total financial liabilities	$25,760,060	$25,776,354	$24,445,488	$24,389,517	$23,653,753	$23,640,396

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of June 30, 2018, approximately 3.4 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes various assumptions. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Options granted since the inception of the LTIP in 2011 were primarily granted as LTIP awards. Expected life of options granted since the inception of the LTIP awards has been based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. No options were granted in the six month periods ended June 30, 2018 and June 30, 2017.

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $3.4 million in the second quarter of 2018 and $2.8 million in the second quarter of 2017, and $7.1 million and $5.7 million for the 2018 and 2017 year-to-date periods, respectively.

A summary of the Company's stock option activity for the six months ended June 30, 2018 and June 30, 2017 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2018	1,084,756	$41.98
Granted	—	—
Exercised	(231,902)	41.65
Forfeited or canceled	(4,361)	40.87
Outstanding at June 30, 2018	848,493	$42.07	3.5	$38,164
Exercisable at June 30, 2018	650,494	$42.24	3.2	$29,147

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2017	1,698,912	$41.50
Granted	—	—
Exercised	(374,046)	40.28
Forfeited or canceled	(8,173)	42.49
Outstanding at June 30, 2017	1,316,693	$41.84	4.4	$45,561
Exercisable at June 30, 2017	765,711	$41.56	3.7	$26,707

(1)	Represents the remaining weighted average contractual life in years.

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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2018 and June 30, 2017, was $10.9 million and $11.9 million, respectively. Cash received from option exercises under the Plan for the six months ended June 30, 2018 and June 30, 2017 was $9.7 million and $15.1 million, respectively.

A summary of the Plans' restricted share activity for the six months ended June 30, 2018 and June 30, 2017 is presented below:

	Six months ended June 30, 2018		Six months ended June 30, 2017
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	127,787	$53.33	133,425	$49.94
Granted	24,888	87.44	13,385	72.36
Vested and issued	(9,725)	56.33	(10,104)	45.55
Forfeited or canceled	(982)	55.39	—	—
Outstanding at June 30	141,968	$59.09	136,706	$52.46
Vested, but not issuable at June 30	90,105	$51.80	89,391	$51.55

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2018 and June 30, 2017 is presented below:

	Six months ended June 30, 2018		Six months ended June 30, 2017
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	359,196	$54.37	298,180	$43.64
Granted	129,479	88.26	143,439	72.55
Vested and issued	(82,307)	44.39	(68,712)	46.85
Forfeited	(10,343)	56.28	(8,438)	49.47
Outstanding at June 30	396,025	$67.47	364,469	$54.28
Vested, but deferred at June 30	21,432	$43.32	13,590	$42.60

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

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock with a term of 10 years. The exercise price, subject to customary anti-dilution, was $22.60 at June 30, 2018. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first six months of 2018 13,701 warrant shares were exercised, which resulted in 10,060 shares of common stock issued. At June 30, 2018, all remaining holders of the interest in the warrant were able to exercise 9,660 warrant shares.

Other

At the January 2018 Board of Directors meeting, a quarterly cash dividend of $0.19 per share ($0.76 on an annualized basis) was declared. It was paid on February 22, 2018 to shareholders of record as of February 8, 2018. At the April 2018 Board of Directors meeting, a quarterly cash dividend of $0.19 per share ($0.76 on an annualized basis) was declared. It was paid on May 24, 2018 to shareholders of record as of May 10, 2018.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at April 1, 2018	$(47,968)	$10,956	$(36,083)	$(73,095)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(6,914)	1,771	(1,996)	(7,139)
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	12	(979)	—	(967)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(15)	—	—	(15)
Net other comprehensive (loss) income during the period, net of tax	$(6,917)	$792	$(1,996)	$(8,121)
Balance at June 30, 2018	$(54,885)	$11,748	$(38,079)	$(81,216)

Balance at January 1, 2018	$(15,813)	$7,164	$(33,186)	$(41,835)
Cumulative effect adjustment from the adoption of:
ASU 2016-01	(1,880)	—	—	(1,880)
ASU 2018-02	(4,517)	1,543	—	(2,974)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(33,388)	4,517	(4,893)	(33,764)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	725	(1,476)	—	(751)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(12)	—	—	(12)
Net other comprehensive income during the period, net of tax	$(32,675)	$3,041	$(4,893)	$(34,527)
Balance at June 30, 2018	$(54,885)	$11,748	$(38,079)	$(81,216)

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at April 1, 2017	$(25,663)	$5,146	$(39,307)	$(59,824)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	10,683	(600)	2,833	12,916
Amount reclassified from accumulated other comprehensive (loss) income into net income, net of tax	(29)	413	—	384
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(13)	—	—	(13)
Net other comprehensive income during the period, net of tax	$10,641	$(187)	$2,833	$13,287
Balance at June 30, 2017	$(15,022)	$4,959	$(36,474)	$(46,537)

Balance at January 1, 2017	$(29,309)	$4,165	$(40,184)	$(65,328)
Other comprehensive income during the period, net of tax, before reclassifications	15,162	165	3,710	19,037
Amount reclassified from accumulated other comprehensive income into net income, net of tax	5	629	—	634
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(880)	—	—	(880)
Net other comprehensive income during the period, net of tax	$14,287	$794	$3,710	$18,791
Balance at June 30, 2017	$(15,022)	$4,959	$(36,474)	$(46,537)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2018	2017	2018	2017
Accumulated unrealized losses on securities
(Losses) gains included in net income	$(20)	$47	$(995)	$(8)	(Losses) gains on investment securities, net
	(20)	47	(995)	(8)	Income before taxes
Tax effect	$8	$(18)	$270	$3	Income tax expense
Net of tax	$(12)	$29	$(725)	$(5)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(1,339)	$323	$(2,019)	$365	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	—	358	—	672	Interest on junior subordinated debentures
	1,339	(681)	2,019	(1,037)	Income before taxes
Tax effect	$(360)	$268	$(543)	$408	Income tax expense
Net of tax	$979	$(413)	$1,476	$(629)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(In thousands, except per share data)		June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income		$89,580	$64,897	$171,561	$123,275
Less: Preferred stock dividends		2,050	2,050	4,100	5,678
Net income applicable to common shares—Basic	(A)	87,530	62,847	167,461	117,597
Add: Dividends on convertible preferred stock, if dilutive		—	—	—	1,578
Net income applicable to common shares—Diluted	(B)	87,530	62,847	167,461	119,175
Weighted average common shares outstanding	(C)	56,299	54,775	56,218	53,528
Effect of dilutive potential common shares
Common stock equivalents		928	927	909	994
Convertible preferred stock, if dilutive		—	885	—	1,987
Total dilutive potential common shares		928	1,812	909	2,981
Weighted average common shares and effect of dilutive potential common shares	(D)	57,227	56,587	57,127	56,509
Net income per common share:
Basic	(A/C)	$1.55	$1.15	$2.98	$2.20
Diluted	(B/D)	$1.53	$1.11	$2.93	$2.11

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

(19) Subsequent Events

On August 1, 2018, the Company acquired Chicago Shore Corporation ("CSC"). CSC was the parent company of Delaware Place Bank, which had one banking location in Chicago, Illinois. As of June 30, 2018, Delaware Place Bank had approximately $247 million in assets, approximately $161 million in loans and approximately $216 million in deposits. Delaware Place Bank was merged into Wintrust’s wholly-owned banking subsidiary, Wintrust Bank, and its banking location operates as a branch of Wintrust Bank.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 2018 compared with December 31, 2017 and June 30, 2017, and the results of operations for the three and six month periods ended June 30, 2018 and June 30, 2017, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2017 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Second Quarter Highlights

The Company recorded net income of $89.6 million for the second quarter of 2018 compared to $64.9 million in the second quarter of 2017. The results for the second quarter of 2018 demonstrate continued momentum on our operating strengths including steady loan and deposit growth, increased mortgage banking revenue and stable credit quality metrics. Combined with the noted continued loan growth, the improvement in net interest margin during the second quarter of 2018 resulted in higher net interest income in the current period. Additionally, the Company's effective tax rate decreased from 36.3% in the second quarter of 2017 to 26.3% in the second quarter of 2018 primarily due to the reduction of the federal corporate tax rate effective in 2018 as a result of the enactment of the Tax Act.

The Company increased its loan portfolio, excluding covered loans, from $20.7 billion at June 30, 2017 and $21.6 billion at December 31, 2017 to $22.6 billion at June 30, 2018. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s growth in the commercial, commercial premium finance receivables and life insurance premium finance receivables portfolios. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $238.2 million in the second quarter of 2018 compared to $204.4 million in the second quarter of 2017. The higher level of net interest income recorded in the second quarter of 2018 compared to the second quarter of 2017 resulted primarily from a $2.0 billion increase in average loans, excluding covered loans, and a substantial improvement in the yield on earning assets. This was partially offset by an increase in the average balance and cost of interest-bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $95.2 million in the second quarter of 2018 compared to $90.0 million in the second quarter of 2017. Increases from wealth management revenue, higher mortgage banking revenue, increased operating lease income and higher fees from interest rate swaps were partially offset by lower fees from covered call options and a reduction to the estimated FDIC indemnification liability recognized in the second quarter of 2017 (see “Non-Interest Income” for further detail).

Non-interest expense totaled $206.8 million in the second quarter of 2018, increasing $23.2 million, or 13%, compared to the second quarter of 2017. The increase compared to the second quarter of 2017 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from the Veterans First acquisition, merit-based salary increases for current employees effective in February 2018, an increase of the minimum wage for eligible hourly employees effective in March 2018, higher bonus and long-term performance-based incentive compensation due to higher earnings, increased operating lease equipment depreciation, higher occupancy expenses and an increase in advertising and marketing expenses, partially offset by lower professional fees (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the second quarter of 2018, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At June 30, 2018, the Company had approximately $1.5 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and six months ended June 30, 2018, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2018	June 30, 2017	Percentage (%) or Basis Point (bp) Change
Net income	$89,580	$64,897	38%
Net income per common share—Diluted	1.53	1.11	38
Net revenue (1)	333,403	294,381	13
Net interest income	238,170	204,409	17
Net interest margin	3.61%	3.41%	20 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.63	3.43	20
Net overhead ratio (3)	1.57	1.44	13
Return on average assets	1.26	1.00	26
Return on average common equity	11.94	9.55	239
Return on average tangible common equity (non-GAAP) (2)	14.72	12.02	270

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2018	June 30, 2017	Percentage (%) or Basis Point (bp) Change
Net income	$171,561	$123,275	39%
Net income per common share—Diluted	2.93	2.11	39
Net revenue (1)	644,164	555,726	16
Net interest income	463,252	396,989	17
Net interest margin	3.58%	3.38	20 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.60	3.41	19
Net overhead ratio (3)	1.58	1.52	6
Return on average assets	1.23	0.97	26
Return on average common equity	11.62	9.24	238
Return on average tangible common equity (non-GAAP) (2)	14.38	11.74	264
At end of period
Total assets	$29,464,588	$26,929,265	9%
Total loans, excluding loans held-for-sale, excluding covered loans	22,610,560	20,743,332	9
Total loans, including loans held-for-sale, excluding covered loans	23,066,272	21,126,169	9
Total deposits	24,365,479	22,605,692	8
Total shareholders’ equity	3,106,871	2,839,458	9
Book value per common share (2)	52.94	48.73	9
Tangible common book value per share (2)	43.50	39.40	10
Market price per common share	87.05	76.44	14
Excluding covered loans:
Allowance for credit losses to total loans (4)	0.64%	0.63%	1 bp
Non-performing loans to total loans	0.37	0.33	4

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2018	2017	2018	2017
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$284,047	$231,181	$545,252	$446,940
Taxable-equivalent adjustment:
- Loans	812	831	1,482	1,621
- Liquidity Management Assets	566	866	1,097	1,773
- Other Earning Assets	1	2	4	7
(B) Interest Income - FTE	$285,426	$232,880	$547,835	$450,341
(C) Interest Expense (GAAP)	45,877	26,772	82,000	49,951
(D) Net Interest Income - FTE (B minus C)	$239,549	$206,108	$465,835	$400,390
(E) Net Interest Income (GAAP) (A minus C)	$238,170	$204,409	$463,252	$396,989
Net interest margin (GAAP-derived)	3.61%	3.41%	3.58%	3.38%
Net interest margin - FTE	3.63%	3.43%	3.60%	3.41%
(F) Non-interest income	$95,233	$89,972	$180,912	$158,737
(G) Gains (losses) on investment securities, net	12	47	(339)	(8)
(H) Non-interest expense	206,769	183,544	401,118	351,662
Efficiency ratio (H/(E+F-G))	62.02%	62.36%	62.24%	63.28%
Efficiency ratio - FTE (H/(D+F-G))	61.76%	62.00%	61.99%	62.89%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$3,106,871	$2,839,458
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(531,371)	(519,806)
(I) Total tangible common shareholders’ equity	$2,450,500	$2,194,652
Total assets	$29,464,588	$26,929,265
Less: Intangible assets	(531,371)	(519,806)
(J) Total tangible assets	$28,933,217	$26,409,459
Tangible common equity ratio (I/J)	8.5%	8.3%
Calculation of book value per share
Total shareholders’ equity	$3,106,871	$2,839,458
Less: Preferred stock	(125,000)	(125,000)
(K) Total common equity	$2,981,871	$2,714,458
(L) Actual common shares outstanding	56,329	55,700
Book value per common share (K/L)	$52.94	$48.73
Tangible common book value per share (I/L)	$43.50	$39.40

Calculation of return on average common equity
(M) Net income applicable to common shares	87,530	62,847	167,461	117,597
Add: After-tax intangible asset amortization	734	726	1,495	1,497
(N) Tangible net income applicable to common shares	88,264	63,573	168,956	119,094
Total average shareholders' equity	3,064,154	2,800,905	3,030,062	2,771,768
Less: Average preferred stock	(125,000)	(161,028)	(125,000)	(205,893)
(O) Total average common shareholders' equity	2,939,154	2,639,877	2,905,062	2,565,875
Less: Average intangible assets	(533,496)	(519,340)	(535,077)	(519,840)
(P) Total average tangible common shareholders’ equity	2,405,658	2,120,537	2,369,985	2,046,035
Return on average common equity, annualized (M/O)	11.94%	9.55%	11.62%	9.24%
Return on average tangible common equity, annualized (N/P)	14.72%	12.02%	14.38%	11.74%

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

Net Income

Net income for the quarter ended June 30, 2018 totaled $89.6 million, an increase of $24.7 million, or 38%, compared to the quarter ended June 30, 2017. On a per share basis, net income for the second quarter of 2018 totaled $1.53 per diluted common share compared to $1.11 for the second quarter of 2017.

The most significant factors impacting net income for the second quarter of 2018 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets and an improvement in net interest margin, higher mortgage banking revenue, an increase in wealth management revenue, higher fees from interest rate swaps, lower provision for credit losses and a reduction in the Company's effective tax rate due to the reduction of the federal corporate tax rate as a result of the Tax Act. These improvements were offset by an increase in non-interest expense primarily attributable to higher salary and employee benefit costs caused by the addition of employees from the Veterans First acquisition, merit-based salary increases for current employees effective in February 2018, an increase of the minimum wage for eligible hourly employees effective in March 2018, higher bonus and long-term performance-based incentive compensation due to higher earnings, increased operating lease equipment depreciation, higher occupancy expenses and an increase in marketing costs from spending related to deposit generation and brand awareness to grow our loan and deposit portfolios.

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

Quarter Ended June 30, 2018 compared to the Quarters Ended March 31, 2018 and June 30, 2017

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the second quarter of 2018 as compared to the first quarter of 2018 (sequential quarters) and second quarter of 2017 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	March 31, 2018	June 30, 2017
Interest-bearing deposits with banks and cash equivalents(1)	759,425	749,973	722,349	3,244	2,796	1,635	1.71%	1.51%	0.91%
Investment securities (2)	2,890,828	2,892,617	2,572,619	20,454	19,659	16,390	2.84	2.76	2.55
FHLB and FRB stock	115,119	105,414	99,438	1,455	1,298	1,153	5.07	4.99	4.66
Liquidity management assets(3)(8)	$3,765,372	$3,748,004	$3,394,406	$25,153	$23,753	$19,178	2.68%	2.57%	2.27%
Other earning assets(3)(4)(8)	21,244	27,571	25,749	172	174	162	3.24	2.56	2.53
Mortgage loans held-for-sale	403,967	281,181	334,843	4,226	2,818	3,420	4.20	4.06	4.10
Loans, net of unearned income(3)(5)(8)	22,283,541	21,711,342	20,264,875	255,875	235,664	209,472	4.61	4.40	4.15
Covered loans	—	—	51,823	—	—	648	—	—	5.01
Total earning assets(8)	$26,474,124	$25,768,098	$24,071,696	$285,426	$262,409	$232,880	4.32%	4.13%	3.88%
Allowance for loan and covered loan losses	(147,192)	(143,108)	(132,053)
Cash and due from banks	270,240	254,489	242,495
Other assets	1,970,407	1,930,118	1,868,811
Total assets	$28,567,579	$27,809,597	$26,050,949

NOW and interest bearing demand deposits	$2,295,268	$2,255,692	$2,470,130	$1,901	$1,386	$1,214	0.33%	0.25%	0.20%
Wealth management deposits	2,365,191	2,250,139	2,091,251	6,992	5,441	2,867	1.19	0.98	0.55
Money market accounts	4,883,645	4,520,620	4,435,670	8,111	4,667	2,707	0.67	0.42	0.24
Savings accounts	2,702,665	2,813,772	2,329,195	2,709	2,732	1,508	0.40	0.39	0.26
Time deposits	4,557,187	4,322,111	4,295,428	15,580	12,323	10,175	1.37	1.16	0.95
Interest-bearing deposits	$16,803,956	$16,162,334	$15,621,674	$35,293	$26,549	$18,471	0.84%	0.67%	0.47%
Federal Home Loan Bank advances	1,006,407	872,811	689,600	4,263	3,639	2,933	1.70	1.69	1.71
Other borrowings	240,066	263,125	240,547	1,698	1,699	1,149	2.84	2.62	1.92
Subordinated notes	139,125	139,094	139,007	1,787	1,773	1,786	5.14	5.10	5.14
Junior subordinated debentures	253,566	253,566	253,566	2,836	2,463	2,433	4.42	3.89	3.80
Total interest-bearing liabilities	$18,443,120	$17,690,930	$16,944,394	$45,877	$36,123	$26,772	1.00%	0.83%	0.63%
Non-interest bearing deposits	6,539,731	6,639,845	5,904,679
Other liabilities	520,574	483,230	400,971
Equity	3,064,154	2,995,592	2,800,905
Total liabilities and shareholders’ equity	$28,567,579	$27,809,597	$26,050,949
Interest rate spread(6)(8)							3.32%	3.30%	3.25%
Less: Fully tax-equivalent adjustment				(1,379)	(1,204)	(1,699)	(0.02)	(0.02)	(0.02)
Net free funds/contribution(7)	$8,031,004	$8,077,168	$7,127,302				0.31	0.26	0.18
Net interest income/ margin(8) (GAAP)				$238,170	$225,082	$204,409	3.61%	3.54%	3.41%
Fully tax-equivalent adjustment				1,379	$1,204	$1,699	0.02	0.02	0.02
Net interest income/ margin - FTE (8)				$239,549	$226,286	$206,108	3.63%	3.56%	3.43%

(1)	Includes interest-bearing deposits from banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017 were $1.4 million, $1.2 million and $1.7 million respectively.

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

For the second quarter of 2018, net interest income totaled $238.2 million, an increase of $13.1 million as compared to the first quarter of 2018, and an increase of $33.8 million as compared to the second quarter of 2017. Net interest margin was 3.61% (3.63% on a fully tax-equivalent basis) during the second quarter of 2018 compared to 3.54% (3.56% on a fully tax-equivalent basis) during the first quarter of 2018, and 3.41% (3.43% on a fully tax-equivalent basis) during the second quarter of 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest-bearing deposits with banks and cash equivalents (1)	$754,725	$751,389	$6,040	$3,259	1.61%	0.87%
Investment securities (2)	2,891,718	2,484,611	40,113	30,870	2.80	2.51
FHLB and FRB stock	110,293	96,779	2,753	2,223	5.04	4.64
Liquidity management assets(3)(8)	$3,756,736	$3,332,779	$48,906	$36,352	2.63%	2.20%
Other earning assets(3)(4)(8)	24,390	25,494	346	345	2.86	2.73
Mortgage loans held-for-sale	342,914	302,021	7,044	5,818	4.14	3.88
Loans, net of unearned income(3)(5)(8)	21,999,022	19,961,821	491,539	406,260	4.51	4.10
Covered loans	—	54,505	—	1,566	—	5.79
Total earning assets(8)	$26,123,062	$23,676,620	$547,835	$450,341	4.23%	3.84%
Allowance for loan and covered loan losses	(145,161)	(129,751)
Cash and due from banks	262,408	236,077
Other assets	1,950,374	1,849,058
Total assets	$28,190,683	$25,632,004

NOW and interest bearing demand deposits	$2,275,589	$2,491,247	$3,286	$2,307	0.29%	0.19%
Wealth management deposits	2,307,983	2,086,793	12,433	5,179	1.09	0.50
Money market accounts	4,703,135	4,421,863	12,778	4,928	0.55	0.22
Savings accounts	2,757,911	2,278,392	5,440	2,837	0.40	0.25
Time deposits	4,440,299	4,266,308	27,905	19,490	1.27	0.92
Interest-bearing deposits	$16,484,917	$15,544,603	$61,842	$34,741	0.76%	0.45%
Federal Home Loan Bank advances	939,978	436,873	7,902	4,523	1.70	2.09
Other borrowings	251,532	247,740	3,397	2,288	2.72	1.86
Subordinated notes	139,110	138,994	3,560	3,558	5.12	5.12
Junior subordinated debentures	253,566	253,566	5,299	4,841	4.16	3.80
Total interest-bearing liabilities	$18,069,103	$16,621,776	$82,000	$49,951	0.91%	0.60%
Non-interest bearing deposits	6,589,511	5,845,083
Other liabilities	502,007	393,377
Equity	3,030,062	2,771,768
Total liabilities and shareholders’ equity	$28,190,683	$25,632,004
Interest rate spread(6)(8)					3.32%	3.24%
Less: Fully tax-equivalent adjustment			(2,583)	(3,401)	(0.02)	(0.03)
Net free funds/contribution(7)	$8,053,959	$7,054,844			0.28	0.17
Net interest income/ margin(8) (GAAP)			$463,252	$396,989	3.58%	3.38%
Fully tax-equivalent adjustment			2,583	3,401	0.02	0.03
Net interest income/ margin - FTE (8)			$465,835	$400,390	3.60%	3.41%

(1)	Includes interest-bearing deposits from banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the six months ended June 30, 2018 and 2017 were $2.6 million and $3.4 million respectively.

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

For the first six months of 2018, net interest income totaled $463.3 million, an increase of $66.3 million as compared to the first six months of 2017. Net interest margin was 3.58% (3.60% on a fully tax-equivalent basis) for the first six months of 2018 compared to 3.38% (3.41% on a fully tax-equivalent basis) for the same period of 2017.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended June 30, 2018 to March 31, 2018 and June 30, 2017 and the six month periods ended June 30, 2018 and June 30, 2017. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2018 Compared to First Quarter of 2018	Second Quarter of 2018 Compared to Second Quarter of 2017	First Six Months of 2018 Compared to First Six Months of 2017
(Dollars in thousands)
Net interest income (GAAP) for comparative period	$225,082	$204,409	$396,989
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	6,198	21,000	38,961
Change due to interest rate fluctuations (rate)	4,416	12,761	27,302
Change due to number of days in each period	2,474	—	—
Net interest income (GAAP) for the period ended March 31, 2018	$238,170	$238,170	$463,252
Fully tax-equivalent adjustment	1,379	1,379	2,583
Net interest income - FTE	$239,549	$239,549	$465,835

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2018	June 30, 2017
Brokerage	$5,784	$5,449	$335	6%
Trust and asset management	16,833	14,456	2,377	16
Total wealth management	22,617	19,905	2,712	14
Mortgage banking	39,834	35,939	3,895	11
Service charges on deposit accounts	9,151	8,696	455	5
Gains on investment securities, net	12	47	(35)	(74)
Fees from covered call options	669	890	(221)	(25)
Trading gains (losses), net	124	(420)	544	NM
Operating lease income, net	8,746	6,805	1,941	29
Other:
Interest rate swap fees	3,829	2,221	1,608	72
BOLI	1,544	888	656	74
Administrative services	1,205	986	219	22
Early pay-offs of capital leases	554	10	544	NM
Miscellaneous	6,948	14,005	(7,057)	(50)
Total Other	14,080	18,110	(4,030)	(22)
Total Non-Interest Income	$95,233	$89,972	$5,261	6%

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2018	June 30, 2017
Brokerage	$11,815	$11,669	$146	1%
Trust and asset management	33,788	28,384	5,404	19
Total wealth management	45,603	40,053	5,550	14
Mortgage banking	70,794	57,877	12,917	22
Service charges on deposit accounts	18,008	16,961	1,047	6
Losses on investment securities, net	(339)	(8)	(331)	NM
Fees from covered call options	2,266	1,649	617	37
Trading losses, net	227	(740)	967	NM
Operating lease income, net	18,437	12,587	5,850	46
Other:
Interest rate swap fees	6,066	3,654	2,412	66
BOLI	2,258	1,873	385	21
Administrative services	2,266	2,010	256	13
Early pay-offs of capital leases	587	1,221	(634)	(52)
Miscellaneous	14,739	21,600	(6,861)	(32)
Total Other	25,916	30,358	(4,442)	(15)
Total Non-Interest Income	$180,912	$158,737	$22,175	14%

NM - Not Meaningful

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current period as compared to the same period of 2017 is primarily attributable to growth in assets under management along with market appreciation related to managed money accounts with fees based on assets under management. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at WHI.

The increase in mortgage banking revenue in the current quarter as compared to the same period of 2017 resulted primarily from higher positive fair market value adjustment to MSRs and higher servicing income as the Company's loan servicing portfolio increased due to the acquisition of Veterans First. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three months ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Retail originations	$769,279	$963,396	$1,309,190	$1,588,367
Correspondent originations	122,986	170,862	249,450	268,358
Veterans First originations	204,108	—	316,585	—
Total originations (A)	$1,096,373	$1,134,258	$1,875,225	$1,856,725

Purchases as a percentage of originations	80%	84%	77%	77%
Refinances as a percentage of originations	20	16	23	23
Total	100%	100%	100%	100%

Production Margin:
Production revenue (1) (B)	$27,814	$28,140	$48,340	$45,817
Production margin (B/A)	2.54%	2.48%	2.58%	2.47%

Mortgage Servicing:
Loans serviced for others (C)	$5,228,699	$2,303,435
MSRs, at fair value (D)	63,194	27,307
Percentage of MSRs to loans serviced for others (D/C)	1.21%	1.19%

Components of Mortgage Banking Revenue:
Production revenue	$27,814	$28,140	$48,340	$45,817
MSR capitalization, net of payoffs and paydowns	6,525	4,886	9,482	7,223
MSR fair value adjustments	2,097	825	6,230	981
Servicing income	3,505	1,457	6,410	2,773
Other	(107)	631	332	1,083
Total mortgage banking revenue	$39,834	$35,939	$70,794	$57,877

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at June 30, 2018 and June 30, 2017.

The increase in operating lease income in the current year periods compared to the prior year periods is primarily related to growth in business from the Company's leasing divisions.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2018	June 30, 2017
Salaries and employee benefits:
Salaries	$66,976	$55,215	$11,761	21%
Commissions and incentive compensation	35,907	34,050	1,857	5
Benefits	18,792	17,237	1,555	9
Total salaries and employee benefits	121,675	106,502	15,173	14
Equipment	10,527	9,909	618	6
Operating lease equipment depreciation	6,940	5,662	1,278	23
Occupancy, net	13,663	12,586	1,077	9
Data processing	8,752	7,804	948	12
Advertising and marketing	11,782	8,726	3,056	35
Professional fees	6,484	7,510	(1,026)	(14)
Amortization of other intangible assets	997	1,141	(144)	(13)
FDIC insurance	4,598	3,874	724	19
OREO expense, net	980	739	241	33
Other:
Commissions—3rd party brokers	1,174	1,033	141	14
Postage	2,567	2,080	487	23
Miscellaneous	16,630	15,978	652	4
Total other	20,371	19,091	1,280	7
Total Non-Interest Expense	$206,769	$183,544	$23,225	13%

	Six months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2018	June 30, 2017
Salaries and employee benefits:
Salaries	$128,962	$110,223	$18,739	17%
Commissions and incentive compensation	67,856	60,693	7,163	12
Benefits	37,293	34,902	2,391	7
Total salaries and employee benefits	234,111	205,818	28,293	14
Equipment	20,599	18,911	1,688	9
Operating lease equipment depreciation	13,473	10,298	3,175	31
Occupancy, net	27,430	25,687	1,743	7
Data processing	17,245	15,729	1,516	10
Advertising and marketing	20,606	13,876	6,730	49
Professional fees	13,133	12,170	963	8
Amortization of other intangible assets	2,001	2,305	(304)	(13)
FDIC insurance	8,960	8,030	930	12
OREO expense, net	3,906	2,404	1,502	62
Other:
Commissions—3rd party brokers	2,426	2,131	295	14
Postage	4,433	3,522	911	26
Miscellaneous	32,795	30,781	2,014	7
Total other	39,654	36,434	3,220	9
Total Non-Interest Expense	$401,118	$351,662	$49,456	14%

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the current period compared to the same period of 2017, primarily as a result of the addition of employees from the Veterans First acquisition and the growth of the Company, merit-based salary increases for current employees effective in February 2018, an increase of the minimum wage for eligible hourly employees effective in March 2018 and higher bonus and long-term performance-based incentive compensation due to higher earnings.

Operating lease equipment depreciation increased in the current quarter compared to the same period of 2017, primarily as a result of growth in business from the Company's leasing divisions.

Occupancy expense increased in the second quarter of 2018 compared to the same quarter of 2017, primarily as a result of higher maintenance and repairs and real estate taxes. Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises.

The increase in advertising and marketing expenses during the current quarter compared to the same period of 2017 is primarily related to higher expenses from community sponsorships as well as increased spending related to deposit generation and brand awareness to grow our loan and deposit portfolios. Marketing costs are incurred to promote the Company's brand, commercial banking capabilities, the Company's various products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The level of marketing expenditures depends on the timing of sponsorship programs and type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors.

The decrease in professional fees during the current quarter compared to the same period of 2017 is primarily related to lower fees on consulting services. Professional fees include legal, audit and tax fees, external loan review costs, consulting arrangements and normal regulatory exam assessments.

Income Taxes

The Company recorded income tax expense of $32.0 million for the three months ended June 30, 2018, compared to $37.0 million for same period of 2017. Income tax expense was $58.1 million and $66.7 million for the six months ended June 30, 2018 and 2017, respectively. The effective tax rates were 26.3% and 36.3% for the second quarters of 2018 and 2017, respectively, and 25.3% and 35.1% for the 2018 and 2017 year-to-date periods, respectively. The lower effective tax rates for the 2018 quarterly and year-to-date periods as compared to 2017 were primarily due to the reduction of the federal corporate income tax rate effective in 2018 from 35% to 21% as a result of the enactment of the Tax Cut and Jobs Act. The effective tax rates were also impacted by the recognition of excess tax benefits on share-based compensation. The Company recorded $712,000 of excess tax benefits in the second quarter of 2018 related to share-based compensation and $2.6 million in the first quarter of 2018, compared to $456,000 in the second quarter of 2017 and $3.4 million in the first quarter of 2017. Excess tax benefits are expected to be higher in the first quarter when the majority of the Company's share-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

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

The community banking segment’s net interest income for the quarter ended June 30, 2018 totaled $196.8 million as compared to $166.3 million for the same period in 2017, an increase of $30.5 million, or 18%. On a year-to-date basis, net interest income for the segment increased by $58.9 million from $322.6 million for the six months ended June 30, 2017 to $381.5 million for the six months ended June 30, 2018. The increase in both three and six month periods is primarily attributable to growth in earning assets and higher net interest margin. The community banking segment’s non-interest income totaled $65.7 million in the second quarter of 2018, an increase of $698,000, or 1%, when compared to the second quarter of 2017 total of $65.0 million. On a year-to-date basis, non-interest income totaled $122.3 million for the six months ended June 30, 2018, an increase of $14.5 million, or 13%, compared to $107.7 million in the six months ended June 30, 2017. The increase in non-interest income in the second quarter and year-to-date periods was primarily attributable to an increase in mortgage banking revenue, higher interest rate swap fees and increased service charges on deposit accounts. The community banking segment’s net income for the quarter ended June 30, 2018 totaled $65.4 million, an increase of $19.3 million as compared to net income in the second quarter of 2017 of $46.0 million. On a year-to-date basis, the community banking segment's net income was $123.7 million for the first six months of 2018 as compared to $83.7 million for the first six months of 2017.

The specialty finance segment's net interest income totaled $32.2 million for the quarter ended June 30, 2018, compared to $28.6 million for the same period in 2017, an increase of $3.6 million, or 13%. On a year-to-date basis, net interest income increased by $8.3 million in the first six months of 2018 as compared to the first six months of 2017. The increase during both periods is primarily attributable to growth in earning assets and higher yields on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $16.3 million and $13.7 million for the three month periods ended June 30, 2018 and 2017, respectively. On a year-to-date basis, non-interest income increased by $4.2 million in the first six months of 2018 as compared to the first six months of 2017. The increase in non-interest income in the current year periods is primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 39%, 36%, 19% and 6%, respectively, of the total revenues of our specialty finance business for the six month period ended June 30, 2018. The net income of the specialty finance segment for the quarter ended June 30, 2018 totaled $19.5 million as compared to $14.8 million for the quarter ended June 30, 2017. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2018 totaled $38.5 million as compared to $30.9 million for the six months ended June 30, 2017.

The wealth management segment reported net interest income of $4.2 million for the second quarter of 2018 compared to $4.9 million in the same quarter of 2017. On a year-to-date basis, net interest income totaled $8.7 million for the first six months of 2018 as compared to $10.0 million for the first six months of 2017. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $899.4 million and $1.1 billion in the first six months of 2018 and 2017, respectively. This segment recorded non-interest income of $23.3 million for the second quarter of 2018 compared to $20.6 million for the second quarter of 2017. On a year-to-date basis, the wealth management segment's non-interest income totaled $46.3 million during the first six months of 2018 as compared to $41.4 million in the first six months of 2017. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $4.7 million for the second quarter of 2018 compared to $4.0 million for the second quarter of 2017. On a year-to-date basis, the wealth management segment's net income totaled $9.4 million and $8.6 million for the six month periods ended June 30, 2018 and 2017, respectively.

Financial Condition

Total assets were $29.5 billion at June 30, 2018, representing an increase of $2.5 billion, or 9%, when compared to June 30, 2017 and an increase of approximately $1.0 billion, or 14% on an annualized basis, when compared to March 31, 2018. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $25.7 billion at June 30, 2018, $24.8 billion at March 31, 2018, and $23.6 billion at June 30, 2017. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2018		March 31, 2018		June 30, 2017
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$403,967	2%	$281,181	1%	$334,843	1%
Loans, net of unearned income
Commercial	7,167,150	27	6,837,100	27	6,184,352	26
Commercial real estate	6,624,140	25	6,590,145	26	6,324,735	26
Home equity	609,455	2	648,827	2	698,112	3
Residential real estate	834,633	3	829,634	3	744,496	3
Premium finance receivables	6,912,264	26	6,680,095	26	6,186,230	26
Other loans	135,899	1	125,541	—	126,950	1
Total loans, net of unearned income excluding covered loans	$22,283,541	84%	$21,711,342	84%	$20,264,875	85%
Covered loans	—	—	—	—	51,823	—
Total average loans (1)	$22,283,541	84%	$21,711,342	84%	$20,316,698	85%
Liquidity management assets (2)	$3,765,372	14%	$3,748,004	15%	$3,394,406	14%
Other earning assets (3)	21,244	—	27,571	—	25,749	—
Total average earning assets	$26,474,124	100%	$25,768,098	100%	$24,071,696	100%
Total average assets	$28,567,579		$27,809,597		$26,050,949
Total average earning assets to total average assets		93%		93%		92%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $404.0 million in the second quarter of 2018, compared to $281.2 million in the first quarter of 2018 and $334.8 million in the second quarter of 2017. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.
Loans, net of unearned income. Average total loans, net of unearned income, totaled $22.3 billion in the second quarter of 2018, increasing $2.0 billion, or 10%, from the second quarter of 2017 and $572.2 million, or 11% on an annualized basis, from the first quarter of 2018. Combined, the commercial and commercial real estate loan categories comprised 62% and 62% of the average loan portfolio in the second quarter of 2018 and 2017, respectively. Growth realized in these categories for the second quarter of 2018 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts.

Home equity loan portfolio averaged $609.5 million in the second quarter of 2018, and decreased $88.7 million, or 13% from the average balance of $698.1 million in same period of 2017. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $834.6 million in the second quarter of 2018, and increased $90.1 million, or 12% from the average balance of $744.5 million in same period of 2017. Additionally, compared to the quarter ended March 31, 2018, the average balance increased $5.0 million, or 2% on an annualized basis. The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.

Average premium finance receivables totaled $6.9 billion in the second quarter of 2018, and accounted for 31% of the Company’s average total loans. The increase during the second quarter of 2018 compared to both the first quarter of 2018 and the second quarter of 2017 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $2.1 billion of premium finance receivables were originated in the second quarter of 2018 compared to $1.9 billion during the same period of 2017. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 39% and 61%, respectively, of the average total balance of premium finance receivables for the second quarter of 2018, and 41% and 59%, respectively, for the second quarter of 2017.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2018		June 30, 2017
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$342,914	1%	$302,021	1%
Loans:
Commercial	7,003,037	27	6,058,871	26
Commercial real estate	6,607,235	26	6,258,445	26
Home equity	629,032	2	708,760	3
Residential real estate	832,146	3	731,971	3
Premium finance receivables	6,796,823	26	6,079,485	26
Other loans	130,749	1	124,289	1
Total loans, net of unearned income excluding covered loans	$21,999,022	85%	$19,961,821	85%
Covered loans	—	—	54,505	—
Total average loans (1)	$21,999,022	85%	$20,016,326	85%
Liquidity management assets (2)	$3,756,736	14%	$3,332,779	14%
Other earning assets (3)	24,390	—	25,494	—
Total average earning assets	$26,123,062	100%	$23,676,620	100%
Total average assets	$28,190,683		$25,632,004
Total average earning assets to total average assets		93%		92%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first six months of 2018 increased $2.0 billion or 10% over the previous year period. Similar to the quarterly discussion above, approximately $944.2 million of this increase relates to the commercial portfolio, $348.8 million of this increase relates to the commercial real estate portfolio and $717.3 million of this increase relates to the premium finance receivables portfolio.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2018		December 31, 2017		June 30, 2017
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$7,289,060	32%	$6,787,677	31%	$6,406,289	31%
Commercial real estate	6,575,084	29	6,580,618	30	6,402,494	31
Home equity	593,500	3	663,045	3	689,483	3
Residential real estate	895,470	4	832,120	4	762,810	3
Premium finance receivables—commercial	2,833,452	12	2,634,565	12	2,648,386	13
Premium finance receivables—life insurance	4,302,288	19	4,035,059	19	3,719,043	18
Consumer and other	121,706	1	107,713	1	114,827	1
Total loans, net of unearned income, excluding covered loans	$22,610,560	100%	$21,640,797	100%	$20,743,332	100%
Covered loans	—	—	—	—	50,119	—
Total loans	$22,610,560	100%	$21,640,797	100%	$20,793,451	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios (excluding covered loans) as of June 30, 2018 and 2017:

	As of June 30, 2018			As of June 30, 2017
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$4,621,789	33.2%	$39,704	$4,094,532	32.0%	$35,542
Franchise	957,339	6.9	8,743	838,394	6.5	5,305
Mortgage warehouse lines of credit	200,060	1.4	1,598	234,643	1.8	1,719
Asset-based lending	1,042,755	7.5	8,958	871,906	6.8	8,004
Leases	458,614	3.3	1,237	356,604	2.8	1,150
PCI - commercial loans (1)	8,503	0.1	487	10,210	0.1	638
Total commercial	$7,289,060	52.4%	$60,727	$6,406,289	50.0%	$52,358
Commercial Real Estate:
Construction	$807,235	5.8%	$9,337	$709,587	5.5%	$9,187
Land	115,357	0.8	3,716	112,153	0.9	3,596
Office	894,349	6.5	5,971	887,684	6.9	5,740
Industrial	882,525	6.4	5,902	792,791	6.2	5,201
Retail	867,639	6.3	8,085	920,494	7.2	5,971
Multi-family	952,048	6.9	9,688	814,598	6.4	8,226
Mixed use and other	1,949,242	14.1	14,859	2,018,950	15.8	14,299
PCI - commercial real estate (1)	106,689	0.8	102	146,237	1.1	119
Total commercial real estate	$6,575,084	47.6%	$57,660	$6,402,494	50.0%	$52,339
Total commercial and commercial real estate	$13,864,144	100.0%	$118,387	$12,808,783	100.0%	$104,697

Commercial real estate - collateral location by state:
Illinois	$5,100,132	77.6%		$4,988,746	77.9%
Wisconsin	726,874	11.1		689,007	10.8
Total primary markets	$5,827,006	88.7%		$5,677,753	88.7%
Indiana	153,807	2.3		142,137	2.2
Florida	51,143	0.8		105,897	1.7
Arizona	55,171	0.8		57,219	0.9
Michigan	45,670	0.7		45,541	0.7
California	68,459	1.0		38,626	0.6
Other	373,828	5.7		335,321	5.2
Total	$6,575,084	100.0%		$6,402,494	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $60.7 million as of June 30, 2018 compared to $52.4 million as of June 30, 2017.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 88.7% of our commercial real estate loan portfolio is located in this region as of June 30, 2018. While commercial real estate market conditions have improved recently, a number of specific markets continue to be under stress. We have been able to effectively manage our total non-performing commercial real estate loans. As of June 30, 2018, our allowance for loan losses related to this portfolio is $57.7 million compared to $52.3 million as of June 30, 2017.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Mortgage warehouse lines portfolio totaled $200.1 million as of June 30, 2018 compared to $234.6 million as of June 30, 2017.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2018, our residential loan portfolio totaled $895.5 million, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of June 30, 2018, $15.8 million of our residential real estate mortgages, or 1.8% of our residential real estate loan portfolio were classified as nonaccrual, $1.5 million were 90 or more days past due and still accruing (0.2%), $5.2 million were 30 to 89 days past due (0.6%) and $873.0 million were current (97.4%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2018 and 2017 was $5.2 billion and $2.3 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB

ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option and the expected benefit of the potential buy-back is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $53.4 million at June 30, 2018, compared to no balance at June 30, 2017.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2018, approximately $1.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $1.8 billion in commercial insurance premium finance receivables in the second quarter of 2018 as compared to $1.6 billion of originations in the second quarter of 2017. During the six months ended June 30, 2018 and 2017, FIRST Insurance Funding and FIFC Canada originated approximately $3.4 billion and $3.1 billion, respectively, in commercial insurance premium finance receivables

FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $230.1 million in life insurance premium finance receivables in the second quarter of 2018 as compared to $243.4 million of originations in the second quarter of 2017. During the six months ended June 30, 2018 and 2017, Wintrust Life Finance originated approximately $454.6 million and $447.2 million, respectively, in life insurance premium finance receivables.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at June 30, 2018 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2018	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$146,138	$919,964	$611,043	$1,677,145
Variable rate	5,608,722	3,193	—	5,611,915
Total commercial	$5,754,860	$923,157	$611,043	$7,289,060
Commercial real estate
Fixed rate	391,292	1,793,231	267,142	2,451,665
Variable rate	4,093,746	29,522	151	4,123,419
Total commercial real estate	$4,485,038	$1,822,753	$267,293	$6,575,084
Home equity
Fixed rate	10,778	7,900	25,751	44,429
Variable rate	549,071	—	—	549,071
Total home equity	$559,849	$7,900	$25,751	$593,500
Residential real estate
Fixed rate	39,358	26,430	197,436	263,224
Variable rate	62,023	246,611	323,612	632,246
Total residential real estate	$101,381	$273,041	$521,048	$895,470
Premium finance receivables - commercial
Fixed rate	2,755,795	77,657	—	2,833,452
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$2,755,795	$77,657	$—	$2,833,452
Premium finance receivables - life insurance
Fixed rate	12,778	2,855	3,937	19,570
Variable rate	4,282,718	—	—	4,282,718
Total premium finance receivables - life insurance	$4,295,496	$2,855	$3,937	$4,302,288
Consumer and other
Fixed rate	68,038	11,498	2,496	82,032
Variable rate	39,674	—	—	39,674
Total consumer and other	$107,712	$11,498	$2,496	$121,706
Total per category
Fixed rate	3,424,177	2,839,535	1,107,805	7,371,517
Variable rate	14,635,954	279,326	323,763	15,239,043
Total loans, net of unearned income, excluding covered loans	$18,060,131	$3,118,861	$1,431,568	$22,610,560
Variable Rate Loan Pricing by Index:
Prime	$2,596,588
One- month LIBOR	7,538,044
Three- month LIBOR	482,723
Twelve- month LIBOR	4,384,194
Other	237,494
Total variable rate	$15,239,043

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017 (3)	June 30, 2017
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	—	—	3,278	179
Premium finance receivables—commercial	5,159	8,547	9,242	5,922
Premium finance receivables—life insurance	—	—	—	1,046
Consumer and other	224	207	40	63
Total loans past due greater than 90 days and still accruing	5,383	8,754	12,560	7,210
Non-accrual loans (2):
Commercial	18,388	14,007	15,696	10,191
Commercial real estate	19,195	21,825	22,048	16,980
Home equity	9,096	9,828	8,978	9,482
Residential real estate	15,825	17,214	17,977	14,292
Premium finance receivables—commercial	14,832	17,342	12,163	10,456
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	563	720	740	439
Total non-accrual loans	77,899	80,936	77,602	61,840
Total non-performing loans:
Commercial	18,388	14,007	15,696	10,191
Commercial real estate	19,195	21,825	22,048	16,980
Home equity	9,096	9,828	8,978	9,482
Residential real estate	15,825	17,214	21,255	14,471
Premium finance receivables—commercial	19,991	25,889	21,405	16,378
Premium finance receivables—life insurance	—	—	—	1,046
Consumer and other	787	927	780	502
Total non-performing loans	$83,282	$89,690	$90,162	$69,050
Other real estate owned	18,925	18,481	20,244	16,853
Other real estate owned—from acquisitions	16,406	18,117	20,402	22,508
Other repossessed assets	305	113	153	532
Total non-performing assets	$118,918	$126,401	$130,961	$108,943
TDRs performing under the contractual terms of the loan agreement	57,249	39,562	39,683	28,008
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.25%	0.20%	0.23%	0.16%
Commercial real estate	0.29	0.33	0.34	0.27
Home equity	1.53	1.57	1.35	1.38
Residential real estate	1.77	1.98	2.55	1.90
Premium finance receivables—commercial	0.71	1.00	0.81	0.62
Premium finance receivables—life insurance	—	—	—	0.03
Consumer and other	0.65	0.87	0.72	0.44
Total non-performing loans	0.37%	0.41%	0.42%	0.33%
Total non-performing assets, as a percentage of total assets	0.40%	0.44%	0.47%	0.40%
Allowance for loan losses as a percentage of total non-performing loans	172.19%	155.54%	152.95%	187.68%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $8.1 million, $8.1 million, $10.1 million and $5.1 million as of June 30, 2018, March 31, 2018, December 31, 2017 and June 30, 2017 respectively.
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

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at June 30, 2018 and March 31, 2018:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of June 30, 2018
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$13,543	$—	$1,384	$9,196	$4,597,666	$4,621,789
Franchise	2,438	—	408	—	954,493	957,339
Mortgage warehouse lines of credit	—	—	—	—	200,060	200,060
Asset-based lending	2,158	—	1,146	6,411	1,033,040	1,042,755
Leases	249	—	—	89	458,276	458,614
PCI - commercial (1)	—	882	126	227	7,268	8,503
Total commercial	18,388	882	3,064	15,923	7,250,803	7,289,060
Commercial real estate
Construction	1,554	—	—	1,098	804,583	807,235
Land	228	—	—	478	114,651	115,357
Office	1,333	—	207	1,403	891,406	894,349
Industrial	185	—	—	1,126	881,214	882,525
Retail	11,540	—	372	5,473	850,254	867,639
Multi-family	342	—	—	611	951,095	952,048
Mixed use and other	4,013	—	408	9,856	1,934,965	1,949,242
PCI - commercial real estate (1)	—	3,194	3,132	7,637	92,726	106,689
Total commercial real estate	19,195	3,194	4,119	27,682	6,520,894	6,575,084
Home equity	9,096	—	—	3,226	581,178	593,500
Residential real estate, including PCI	15,825	1,472	3,637	1,534	873,002	895,470
Premium finance receivables
Commercial insurance loans	14,832	5,159	8,848	10,535	2,794,078	2,833,452
Life insurance loans	—	—	26,770	17,211	4,074,685	4,118,666
PCI - life insurance loans (1)	—	—	—	—	183,622	183,622
Consumer and other, including PCI	563	286	150	310	120,397	121,706
Total loans, net of unearned income	$77,899	$10,993	$46,588	$76,421	$22,398,659	$22,610,560

Aging as a % of Loan Balance: As of June 30, 2018	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.3%	—%	—%	0.2%	99.5%	100.0%
Franchise	0.3	—	—	—	99.7	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.2	—	0.1	0.6	99.1	100.0
Leases	0.1	—	—	—	99.9	100.0
PCI - commercial (1)	—	10.4	1.5	2.7	85.4	100.0
Total commercial	0.3	—	—	0.2	99.5	100.0
Commercial real estate
Construction	0.2	—	—	0.1	99.7	100.0
Land	0.2	—	—	0.4	99.4	100.0
Office	0.1	—	—	0.2	99.7	100.0
Industrial	—	—	—	0.1	99.9	100.0
Retail	1.3	—	—	0.6	98.1	100.0
Multi-family	—	—	—	0.1	99.9	100.0
Mixed use and other	0.2	—	—	0.5	99.3	100.0
PCI - commercial real estate (1)	—	3.0	2.9	7.2	86.9	100.0
Total commercial real estate	0.3	—	0.1	0.4	99.2	100.0
Home equity	1.5	—	—	0.5	98.0	100.0
Residential real estate, including PCI	1.8	0.2	0.4	0.2	97.4	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.2	0.3	0.4	98.6	100.0
Life insurance loans	—	—	0.6	0.4	99.0	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.5	0.2	0.1	0.3	98.9	100.0
Total loans, net of unearned income	0.3%	—%	0.2%	0.3%	99.2%	100.0%

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
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

As of June 30, 2018, $46.6 million of all loans or 0.2%, were 60 to 89 days past due and $76.4 million of all loans or 0.3%, were 30 to 59 days (or one payment) past due. As of March 31, 2018, $18.0 million of all loans or 0.1%, were 60 to 89 days past due and $155.0 million, or 0.7%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2018 that were current with regard to the contractual terms of the loan agreement represent 98.0% of the total home equity portfolio. Residential real estate loans at June 30, 2018 that were current with regards to the contractual terms of the loan agreements comprise 97.4% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$89,690	$78,979	$90,162	$87,454
Additions, net	10,403	10,888	17,011	19,497
Return to performing status	(759)	(975)	(4,512)	(2,567)
Payments received	(4,589)	(10,684)	(7,158)	(16,298)
Transfer to OREO and other repossessed assets	(3,528)	(2,543)	(5,509)	(4,204)
Charge-offs	(1,968)	(4,344)	(5,523)	(5,624)
Net change for niche loans (1)	(5,967)	(2,271)	(1,189)	(9,208)
Balance at end of period	$83,282	$69,050	$83,282	$69,050

(1)	This includes activity for premium finance receivables and indirect consumer loans.

PCI loans are excluded from non-performing loans as they continue to earn interest income from the related accretable yield, independent of performance with contractual terms of the loan. See Note 7 of the Consolidated Financial Statements in Item 1 for further discussion of non-performing loans and the loan aging during the respective periods.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable and reasonably estimable loan losses that are inherent in the loan portfolio. The allowance for loan losses is determined quarterly using a methodology that incorporates important risk characteristics of each loan, as described below under “How We Determine the Allowance for Credit Losses” in this Item 2. This process is subject to review at each of our bank subsidiaries by the applicable regulatory authority, including the FRB of Chicago, the OCC, the State of Illinois and the State of Wisconsin.

Management determined that the allowance for loan losses was appropriate at June 30, 2018, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Allowance for loan losses at beginning of period	$139,503	$125,819	$137,905	$122,291
Provision for credit losses	5,043	8,952	13,389	14,268
Other adjustments	(44)	(30)	(84)	(86)
Reclassification to allowance for unfunded lending-related commitments	—	106	26	(32)
Charge-offs:
Commercial	2,210	913	4,897	1,554
Commercial real estate	155	1,985	968	2,246
Home equity	612	1,631	969	2,256
Residential real estate	180	146	751	475
Premium finance receivables—commercial	3,254	1,878	7,975	3,305
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	459	175	588	309
Total charge-offs	6,870	6,728	16,148	10,145
Recoveries:
Commercial	666	561	928	834
Commercial real estate	2,387	276	4,074	830
Home equity	171	144	294	209
Residential real estate	1,522	54	1,562	232
Premium finance receivables—commercial	975	404	1,360	1,016
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	49	33	96	174
Total recoveries	5,770	1,472	8,314	3,295
Net charge-offs	(1,100)	(5,256)	(7,834)	(6,850)
Allowance for loan losses at period end	$143,402	$129,591	$143,402	$129,591
Allowance for unfunded lending-related commitments at period end	1,243	1,705	1,243	1,705
Allowance for credit losses at period end	$144,645	$131,296	$144,645	$131,296
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.09%	0.02%	0.11%	0.02%
Commercial real estate	(0.14)	0.11	(0.09)	0.05
Home equity	0.29	0.85	0.22	0.58
Residential real estate	(0.64)	0.05	(0.20)	0.07
Premium finance receivables—commercial	0.34	0.23	0.51	0.19
Premium finance receivables—life insurance	0.00	0.00	0.00	0.00
Consumer and other	1.21	0.45	0.76	0.22
Total loans, net of unearned income, excluding covered loans	0.02%	0.10%	0.07%	0.07%
Net charge-offs as a percentage of the provision for credit losses	21.80%	58.71%	58.51%	48.01%
Loans at period-end, excluding covered loans	$22,610,560	$20,743,332
Allowance for loan losses as a percentage of loans at period end	0.63%	0.62%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.63%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.2 million and $1.7 million as of June 30, 2018 and June 30, 2017, respectively.

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

At June 30, 2018, the Company had $120.3 million of impaired loans with $40.0 million of this balance requiring $8.5 million of specific impairment reserves. At March 31, 2018, the Company had $103.1 million of impaired loans with $37.6 million of this balance requiring $6.9 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from March 31, 2018 to June 30, 2018 occurred within the commercial, industrial and other and commercial franchise portfolios. The recorded investment and specific impairment reserves in commercial, industrial and other portfolio increased by $3.7 million and $1.2 million, respectively, which was primarily the result of certain loans becoming nonperforming and requiring $1.5 million of specific impairment reserve during the second quarter of 2018. The recorded investment and specific impairment reserves in commercial franchise portfolio increased by $2.4 million and $1.2 million, respectively, which was primarily the result of one relationship becoming non-performing and requiring $1.2 million of specific impairment reserve. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

TDRs

At June 30, 2018, the Company had $65.3 million in loans modified in TDRs. The $65.3 million in TDRs represents 94 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $47.7 million representing 85 credits at March 31, 2018 and increased from $33.1 million representing 77 credits at June 30, 2017.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was reviewed for impairment at June 30, 2018 and approximately $1.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at June 30, 2018, the Company was committed to lend additional $1.3 million funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(Dollars in thousands)	2018	2018	2017
Accruing TDRs:
Commercial	$37,560	$19,803	$3,886
Commercial real estate	15,086	16,087	17,349
Residential real estate and other	4,603	3,672	6,773
Total accruing TDRs	$57,249	$39,562	$28,008
Non-accrual TDRs: (1)
Commercial	$1,671	$1,741	$1,110
Commercial real estate	1,362	1,304	1,839
Residential real estate and other	5,028	5,069	2,134
Total non-accrual TDRs	$8,061	$8,114	$5,083
Total TDRs:
Commercial	$39,231	$21,544	$4,996
Commercial real estate	16,448	17,391	19,188
Residential real estate and other	9,631	8,741	8,907
Total TDRs	$65,310	$47,676	$33,091
Weighted-average contractual interest rate of TDRs	5.46%	4.84%	4.28%

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of June 30, 2018 and June 30, 2017, and shows the changes in the balance during those periods:

Three Months Ended June 30, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$21,544	$17,391	$8,741	$47,676
Additions during the period	18,188	85	1,332	19,605
Reductions:
Charge-offs	—	—	(15)	(15)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status	—	(170)	—	(170)
Payments received	(501)	(858)	(427)	(1,786)
Balance at period end	$39,231	$16,448	$9,631	$65,310

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Three Months Ended June 30, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,031	$26,261	$7,377	$39,669
Additions during the period	—	—	2,210	2,210
Reductions:
Charge-offs	(287)	(805)	—	(1,092)
Transferred to OREO and other repossessed assets	—	(610)	—	(610)
Removal of TDR loan status (1)	(610)	(1,648)	—	(2,258)
Payments received	(138)	(4,010)	(680)	(4,828)
Balance at period end	$4,996	$19,188	$8,907	$33,091

Six Months Ended June 30, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,917	$17,500	$8,369	$49,786
Additions during the period	18,284	144	2,167	20,595
Reductions:
Charge-offs	(2,208)	—	(370)	(2,578)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	(170)	—	(170)
Payments received	(762)	(1,026)	(535)	(2,323)
Balance at period end	$39,231	$16,448	$9,631	$65,310

Six Months Ended June 30, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,130	$28,146	$7,432	$41,708
Additions during the period	95	1,245	2,383	3,723
Reductions:
Charge-offs	(315)	(925)	(77)	(1,317)
Transferred to OREO and other repossessed assets	—	(610)	(96)	(706)
Removal of TDR loan status (1)	(610)	(2,331)	—	(2,941)
Payments received	(304)	(6,337)	(735)	(7,376)
Balance at period end	$4,996	$19,188	$8,907	$33,091

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Other Real Estate Owned ("OREO")

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance at beginning of period	$36,598	$39,864	$40,646	$40,282
Disposal/resolved	(4,557)	(4,270)	(8,236)	(6,914)
Transfers in at fair value, less costs to sell	4,801	3,965	6,590	6,233
Transfers in from covered OREO subsequent to loss share expiration	—	—	—	760
Fair value adjustments	(1,511)	(198)	(3,669)	(1,000)
Balance at end of period	$35,331	$39,361	$35,331	$39,361

	Period End
(Dollars in thousands)	June 30, 2018	March 31, 2018	June 30, 2017
Residential real estate	$5,155	$6,407	$7,684
Residential real estate development	2,205	2,229	755
Commercial real estate	27,971	27,962	30,922
Total	$35,331	$36,598	$39,361

Deposits

Total deposits at June 30, 2018 were $24.4 billion, an increase of $1.8 billion, or 8%, compared to total deposits at June 30, 2017. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2018:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2018 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$—	$36,755	$112,055	$698,040	$846,850	1.02%
4-6 months	75,008	25,935	—	735,477	836,420	1.31%
7-9 months	—	16,035	—	715,993	732,028	1.40%
10-12 months	249	21,114	—	761,277	782,640	1.59%
13-18 months	—	22,937	—	706,818	729,755	1.61%
19-24 months	—	13,810	—	631,437	645,247	2.18%
24+ months	1,000	9,124	—	316,905	327,029	1.87%
Total	$76,257	$145,710	$112,055	$4,565,947	$4,899,969	1.52%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2018		March 31, 2018		June 30, 2017
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$6,539,731	27%	$6,639,845	29%	$5,904,679	27%
NOW and interest bearing demand deposits	2,295,268	10	2,255,692	10	2,470,130	11
Wealth management deposits	2,365,191	10	2,250,139	10	2,091,251	10
Money market	4,883,645	21	4,520,620	20	4,435,670	21
Savings	2,702,665	12	2,813,772	12	2,329,195	11
Time certificates of deposit	4,557,187	20	4,322,111	19	4,295,428	20
Total average deposits	$23,343,687	100%	$22,802,179	100%	$21,526,353	100%

Total average deposits for the second quarter of 2018 were $23.3 billion, an increase of $1.8 billion, or 8.4%, from the second quarter of 2017. The increase in average deposits is primarily attributable to additional deposits associated with relationships from marketing efforts during the second quarter of 2018. The Company continues to see a beneficial shift in its deposit mix as average non-interest bearing deposits increased $635.1 million, or 10.8%, in the second quarter of 2018 compared to the second quarter of 2017.

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

	June 30,		December 31,
(Dollars in thousands)	2018	2017	2017	2016	2015
Total deposits	$24,365,479	$22,605,692	$23,183,347	$21,658,632	$18,639,634
Brokered deposits	1,766,168	1,552,893	1,445,306	1,159,475	862,026
Brokered deposits as a percentage of total deposits	7.2%	6.9%	6.2%	5.4%	4.6%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(Dollars in thousands)	2018	2018	2017
FHLB advances	$1,006,407	$872,811	$689,600
Other borrowings:
Notes payable	33,645	37,389	48,662
Short-term borrowings	14,985	21,547	42,074
Secured borrowings	142,948	155,313	131,582
Other	48,488	48,876	18,229
Total other borrowings	$240,066	$263,125	$240,547
Subordinated notes	139,125	139,094	139,007
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$1,639,164	$1,528,596	$1,322,720
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $667.0 million at June 30, 2018, compared to $915.0 million at March 31, 2018 and $318.3 million at June 30, 2017.

Notes payable balances represent the balances on a $150 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2018, the Company had a balance under the term facility of $30.0 million compared to $33.7 million at March 31, 2018 and $45.0 million at June 30, 2017. The Company was contractually required to borrow the entire amount of the term facility on June 15, 2015 and all such borrowings must be repaid by June 15, 2020. At June 30, 2018, March 31, 2018 and June 30, 2017, the Company had no outstanding balance on the $75.0 million revolving credit facility.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $21.4 million at June 30, 2018 compared to $18.0 million at March 31, 2018 and $46.3 million at June 30, 2017. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $144.6 million at June 30, 2018 compared to $131.7 million at March 31, 2018 and $123.4 million at June 30, 2017. At June 30, 2018, the interest rate of the Canadian Secured Borrowing was 2.4874%. The remaining balance within secured borrowings at March 31, 2018 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other borrowings at June 30, 2018 include a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At June 30, 2018, the Fixed-Rate Promissory Note had a balance of $48.4 million compared to $48.7 million at March 31, 2018. Under the Fixed-Rate Promissory Note, the Company makes monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. At June 30, 2018, the non-recourse notes related to certain capital leases totaled $12,000.

At June 30, 2018, the Company had outstanding subordinated notes totaling $139.1 million compared to $139.1 million and $139.0 million outstanding at March 31, 2018 and June 30, 2017, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of June 30, 2018, March 31, 2018 and June 30, 2017. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At June 30, 2018, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

See Notes 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	June 30, 2018	March 31, 2018	June 30, 2017
Leverage ratio	9.4%	9.3%	9.2%
Tier 1 capital to risk-weighted assets	10.0	10.0	9.8
Common equity Tier 1 capital to risk-weighted assets	9.6	9.5	9.3
Total capital to risk-weighted assets	12.1	12.0	12.0
Total average equity-to-total average assets(1)	10.7	10.8	10.8

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2018, the Company declared a quarterly cash dividend of $0.19 per common share. In January, April, July and October of 2017, the Company declared a quarterly cash dividend of $0.14 per common share.

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

Announced Acquisitions

On July 31, 2018, the Company announced that its subsidiary Northbrook Bank & Trust Company signed a definitive agreement to acquire certain assets and assume certain liabilities of American Enterprise Bank (“AEB”) which is headquartered in Buffalo Grove, Illinois. As of June 30, 2018, AEB had approximately $200 million in assets, including approximately $151 million in loans and approximately $157 million in deposits. The assets to be acquired include substantially all of AEB’s loans, investment securities and customer deposits at closing, as well as specified OREO properties.  Excluded assets and liabilities include real property owned by AEB (other than OREO properties).

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2018, March 31, 2018 and June 30, 2017 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2018	19.3%	9.7%	(10.7)%
March 31, 2018	18.8%	9.7%	(11.6)%
June 30, 2017	19.3%	10.4%	(13.5)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2018	8.7%	4.5%	(4.4)%
March 31, 2018	9.0%	4.6%	(4.8)%
June 30, 2017	7.8%	4.0%	(4.6)%

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

During the first six months of 2018 and 2017, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2018 and 2017.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue. Argument on the motions to dismiss were heard on June 12, 2018 and the matters were taken under advisement by the court.

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

On April 9, 2018, JPMorgan Chase & Co. as successor in interest to Bear Stearns and certain related Bear Stearns entities (collectively, “JPMC”) sent a demand letter to Wintrust Mortgage asserting an indemnification claim of approximately $4.6 million. JPMC alleges that it incurred this loss due to its reliance on misrepresentations in the loans Wintrust Mortgage originated, underwrote and sold to JPMC in the years prior to 2009. JPMC has not provided Wintrust Mortgage with sufficient information concerning the loans allegedly at issue to allow Wintrust Mortgage to assess the merits of JPMC’s allegations or to estimate either the likelihood or amount of any potential liability.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2018. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:

(a)	Exhibits

10.1
Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).

10.2
Fourth Amending Agreement, dated as of June 29, 2018, by and between First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as trustee of Plaza Trust, by its Financial Services Agent, Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.3
Performance Guarantee Confirmation made as of June 28, 2018 by Wintrust Financial Corporation in favor of CIBC Mellon Trust Company, in its capacity as trustee of Plaza Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	August 8, 2018	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)