Form 10-Q
period 2018-09-30
WINTRUST FINANCIAL CORP
filed 2018-11-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Common Stock — no par value, 56,392,334 shares, as of October 31, 2018

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	September 30, 2018	December 31, 2017	September 30, 2017
Assets
Cash and due from banks	$279,936	$277,534	$251,896
Federal funds sold and securities purchased under resale agreements	57	57	56
Interest bearing deposits with banks	1,137,044	1,063,242	1,218,728
Available-for-sale securities, at fair value	2,164,985	1,803,666	1,665,903
Held-to-maturity securities, at amortized cost ($911.6 million, $812.5 million and $807.0 million fair value at September 30, 2018, December 31, 2017 and September 30, 2017 respectively)	966,438	826,449	819,340
Trading account securities	688	995	643
Equity securities with readily determinable fair value	36,414	—	—
Federal Home Loan Bank and Federal Reserve Bank stock	99,998	89,989	87,192
Brokerage customer receivables	15,649	26,431	23,631
Mortgage loans held-for-sale, at fair value	338,111	313,592	370,282
Loans, net of unearned income, excluding covered loans	23,123,951	21,640,797	20,912,781
Covered loans	—	—	46,601
Total loans	23,123,951	21,640,797	20,959,382
Allowance for loan losses	(149,756)	(137,905)	(133,119)
Allowance for covered loan losses	—	—	(758)
Net loans	22,974,195	21,502,892	20,825,505
Premises and equipment, net	664,469	621,895	609,978
Lease investments, net	199,241	212,335	193,828
Accrued interest receivable and other assets	700,568	567,374	580,612
Trade date securities receivable	—	90,014	189,896
Goodwill	537,560	501,884	502,021
Other intangible assets	27,378	17,621	18,651
Total assets	$30,142,731	$27,915,970	$27,358,162
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$6,399,213	$6,792,497	$6,502,409
Interest bearing	18,517,502	16,390,850	16,392,654
Total deposits	24,916,715	23,183,347	22,895,063
Federal Home Loan Bank advances	615,000	559,663	468,962
Other borrowings	373,571	266,123	251,680
Subordinated notes	139,172	139,088	139,052
Junior subordinated debentures	253,566	253,566	253,566
Trade date securities payable	—	—	880
Accrued interest payable and other liabilities	664,885	537,244	440,034
Total liabilities	26,962,909	24,939,031	24,449,237
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at September 30, 2018, December 31, 2017 and September 30, 2017	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at September 30, 2018, December 31, 2017 and September 30, 2017; 56,486,573 shares issued at September 30, 2018, 56,068,220 shares issued at December 31, 2017 and 55,939,801 shares issued at September 30, 2017	56,486	56,068	55,940
Surplus	1,553,353	1,529,035	1,519,596
Treasury stock, at cost, 109,404 shares at September 30, 2018, 103,013 shares at December 31, 2017, and 101,738 shares at September 30, 2017	(5,547)	(4,986)	(4,884)
Retained earnings	1,543,680	1,313,657	1,254,759
Accumulated other comprehensive loss	(93,150)	(41,835)	(41,486)
Total shareholders’ equity	3,179,822	2,976,939	2,908,925
Total liabilities and shareholders’ equity	$30,142,731	$27,915,970	$27,358,162
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income
Interest and fees on loans	$271,134	$223,897	$761,191	$628,876
Mortgage loans held-for-sale	5,285	3,223	12,329	10,267
Interest bearing deposits with banks	5,423	3,272	11,462	6,529
Federal funds sold and securities purchased under resale agreements	—	—	1	2
Investment securities	21,710	16,058	60,726	45,155
Trading account securities	11	8	29	23
Federal Home Loan Bank and Federal Reserve Bank stock	1,235	1,080	3,988	3,303
Brokerage customer receivables	164	150	488	473
Total interest income	304,962	247,688	850,214	694,628
Interest expense
Interest on deposits	48,736	23,655	110,578	58,396
Interest on Federal Home Loan Bank advances	1,947	2,151	9,849	6,674
Interest on other borrowings	2,003	1,482	5,400	3,770
Interest on subordinated notes	1,773	1,772	5,333	5,330
Interest on junior subordinated debentures	2,940	2,640	8,239	7,481
Total interest expense	57,399	31,700	139,399	81,651
Net interest income	247,563	215,988	710,815	612,977
Provision for credit losses	11,042	7,896	24,431	21,996
Net interest income after provision for credit losses	236,521	208,092	686,384	590,981
Non-interest income
Wealth management	22,634	19,803	68,237	59,856
Mortgage banking	42,014	28,184	112,808	86,061
Service charges on deposit accounts	9,331	8,645	27,339	25,606
Gains (losses) on investment securities, net	90	39	(249)	31
Fees from covered call options	627	1,143	2,893	2,792
Trading (losses) gains, net	(61)	(129)	166	(869)
Operating lease income, net	9,132	8,461	27,569	21,048
Other	16,163	13,585	42,079	43,943
Total non-interest income	99,930	79,731	280,842	238,468
Non-interest expense
Salaries and employee benefits	123,855	106,251	357,966	312,069
Equipment	10,827	9,947	31,426	28,858
Operating lease equipment depreciation	7,370	6,794	20,843	17,092
Occupancy, net	14,404	13,079	41,834	38,766
Data processing	9,335	7,851	26,580	23,580
Advertising and marketing	11,120	9,572	31,726	23,448
Professional fees	9,914	6,786	23,047	18,956
Amortization of other intangible assets	1,163	1,068	3,164	3,373
FDIC insurance	4,205	3,877	13,165	11,907
OREO expense, net	596	590	4,502	2,994
Other	20,848	17,760	60,502	54,194
Total non-interest expense	213,637	183,575	614,755	535,237
Income before taxes	122,814	104,248	352,471	294,212
Income tax expense	30,866	38,622	88,962	105,311
Net income	$91,948	$65,626	$263,509	$188,901
Preferred stock dividends	2,050	2,050	6,150	7,728
Net income applicable to common shares	$89,898	$63,576	$257,359	$181,173
Net income per common share—Basic	$1.59	$1.14	$4.57	$3.34
Net income per common share—Diluted	$1.57	$1.12	$4.50	$3.23
Cash dividends declared per common share	$0.19	$0.14	$0.57	$0.42
Weighted average common shares outstanding	56,366	55,796	56,268	54,292
Dilutive potential common shares	918	966	912	2,305
Average common shares and dilutive common shares	57,284	56,762	57,180	56,597
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$91,948	$65,626	$263,509	$188,901
Unrealized (losses) gains on available-for-sale securities
Before tax	(18,149)	811	(63,788)	25,783
Tax effect	4,872	(158)	17,123	(9,968)
Net of tax	(13,277)	653	(46,665)	15,815
Reclassification of net gains on available-for-sale securities included in net income
Before tax	1,001	39	6	31
Tax effect	(271)	(15)	(1)	(12)
Net of tax	730	24	5	19
Reclassification of amortization of unrealized gains and losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	33	33	49	1,483
Tax effect	(9)	(13)	(13)	(583)
Net of tax	24	20	36	900
Net unrealized (losses) gains on available-for-sale securities	(14,031)	609	(46,706)	14,896
Unrealized gains on derivative instruments
Before tax	212	394	4,369	1,699
Tax effect	(57)	(158)	(1,173)	(669)
Net unrealized gains on derivative instruments	155	236	3,196	1,030
Foreign currency adjustment
Before tax	2,586	5,643	(3,927)	10,678
Tax effect	(644)	(1,437)	976	(2,762)
Net foreign currency adjustment	1,942	4,206	(2,951)	7,916
Total other comprehensive (loss) income	(11,934)	5,051	(46,461)	23,842
Comprehensive income	$80,014	$70,677	$217,048	$212,743
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2017	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
Net income	—	—	—	—	188,901	—	188,901
Other comprehensive income, net of tax	—	—	—	—	—	23,842	23,842
Cash dividends declared on common stock	—	—	—	—	(22,932)	—	(22,932)
Dividends on preferred stock	—	—	—	—	(7,728)	—	(7,728)
Stock-based compensation	—	—	8,160	—	—	—	8,160
Conversion of Series C preferred stock to common stock	(126,257)	3,121	123,136	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	702	19,544	—	—	—	20,246
Restricted stock awards	—	79	(79)	(295)	—	—	(295)
Employee stock purchase plan	—	28	1,893	—	—	—	1,921
Director compensation plan	—	32	1,161	—	—	—	1,193
Balance at September 30, 2017	$125,000	$55,940	$1,519,596	$(4,884)	$1,254,759	$(41,486)	$2,908,925
Balance at January 1, 2018	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
Cumulative effect adjustment from the adoption of:
Accounting Standards Update (“ASU”) 2016-01	—	—	—	—	1,880	(1,880)	—
ASU 2017-12	—	—	—	—	(116)	—	(116)
ASU 2018-02	—	—	—	—	2,974	(2,974)	—
Net income	—	—	—	—	263,509	—	263,509
Other comprehensive loss, net of tax	—	—	—	—	—	(46,461)	(46,461)
Cash dividends declared on common stock	—	—	—	—	(32,074)	—	(32,074)
Dividends on preferred stock	—	—	—	—	(6,150)	—	(6,150)
Stock-based compensation	—	—	10,346	—	—	—	10,346
Common stock issued for:
Exercise of stock options and warrants	—	283	10,952	(192)	—	—	11,043
Restricted stock awards	—	93	(93)	(369)	—	—	(369)
Employee stock purchase plan	—	23	1,862	—	—	—	1,885
Director compensation plan	—	19	1,251	—	—	—	1,270
Balance at September 30, 2018	$125,000	$56,486	$1,553,353	$(5,547)	$1,543,680	$(93,150)	$3,179,822
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017
Operating Activities:
Net income	$263,509	$188,901
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	24,431	21,996
Depreciation, amortization and accretion, net	48,908	46,514
Stock-based compensation expense	10,346	8,160
Net amortization of premium on securities	5,998	4,694
Accretion of discount on loans	(15,510)	(16,885)
Mortgage servicing rights fair value change, net	(3,660)	1,338
Originations and purchases of mortgage loans held-for-sale	(3,027,658)	(2,812,685)
Proceeds from sales of mortgage loans held-for-sale	3,060,577	2,916,368
Bank owned life insurance ("BOLI") income	(5,448)	(2,770)
Decrease in trading securities, net	307	1,346
Net decrease in brokerage customer receivables	10,782	1,550
Gains on mortgage loans sold	(80,826)	(67,239)
Losses (gains) on investment securities, net	249	(31)
Gains on sales of premises and equipment, net	(34)	(88)
Net losses on sales and fair value adjustments of other real estate owned	3,808	969
Increase in accrued interest receivable and other assets, net	(97,844)	(63,064)
Increase (decrease) in accrued interest payable and other liabilities, net	63,166	(80,099)
Net Cash Provided by Operating Activities	261,101	148,975
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	222,387	215,522
Proceeds from maturities and calls of held-to-maturity securities	8,061	102,361
Proceeds from sales of available-for-sale securities	209,640	121,795
Proceeds from sales of equity securities with readily determinable fair value	1,895	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	680	—
Purchases of available-for-sale securities	(777,324)	(446,278)
Purchases of held-to-maturity securities	(148,865)	(287,976)
Purchases of equity securities without readily determinable fair value	(3,779)	—
(Purchase) redemption of Federal Home Loan Bank and Federal Reserve Bank stock, net	(10,009)	46,302
Distributions from investments in partnerships, net	3,181	465
Net cash paid in business combinations	(13,749)	(284)
Proceeds from sales of other real estate owned	16,892	12,892
Cash paid to the FDIC related to reimbursements on covered assets	—	(258)
Net increase in interest bearing deposits with banks	(75,636)	(236,531)
Net increase in loans	(1,304,555)	(1,176,279)
Redemption of BOLI	8,134	—
Purchases of premises and equipment, net	(52,639)	(39,583)
Net Cash Used for Investing Activities	(1,915,686)	(1,687,852)
Financing Activities:
Increase in deposit accounts	1,520,270	1,236,548
Increase (decrease) in subordinated notes and other borrowings, net	109,112	(20,111)
Increase in Federal Home Loan Bank advances, net	52,000	313,000
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(1,058)
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	14,390	23,360
Common stock repurchases for tax withholdings related to stock-based compensation	(561)	(295)
Dividends paid	(38,224)	(30,660)
Net Cash Provided by Financing Activities	1,656,987	1,520,784
Net Increase (Decrease) in Cash and Cash Equivalents	2,402	(18,093)
Cash and Cash Equivalents at Beginning of Period	277,591	270,045
Cash and Cash Equivalents at End of Period	$279,993	$251,952
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

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company's significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2017 Form 10-K.

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

The Company adopted this guidance as of January 1, 2018. For equity securities with a readily determinable fair value, this guidance was applied under a modified retrospective approach with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of January 1, 2018, the Company reclassified approximately $1.9 million from accumulated other comprehensive income, related to previously recognized unrealized gains, net of deferred taxes, from equity securities with readily determinable fair values, to retained earnings. Equity securities with readily determinable fair values are now prospectively presented separate from available-for-sale securities and trading securities within the Company's Consolidated Statements of Condition. Additionally, for the nine months ended September 30, 2018, the Company recognized $456,000 of net unrealized gains from equity securities with readily determinable fair values directly to earnings. For equity securities without a readily determinable fair value, the Company elected to measure such investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, unless a qualitative assessment indicates impairment, which was applied prospectively. Equity securities without readily determinable fair values are included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition. See Note 5 - Investment Securities for further discussion of equity securities with and without readily determinable fair values.

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

The Company continues to evaluate the impact of adopting this new guidance on the consolidated financial statements. Excluding any impact from the clarification of contracts representing a lease, the Company expects to primarily recognize separate lease liabilities and right to use assets for the amounts related to certain facilities under operating lease agreements disclosed in Note 15 - Minimum Lease Commitments in the 2017 Form 10-K. Other leasing arrangements in which the Company expects to recognize separate lease liabilities and right to use assets include those related to the use of signage related to certain sponsorships and other agreements and certain automatic teller machines. The Company does not expect to significantly change operating lease agreements prior to adoption. The Company has established a committee consisting of individuals from various areas of the Company tasked with transitioning the Company to the new guidance requirements. The Company continues to review lease agreements related to certain assets as well as other agreements with components representing a lease across its various business units to determine the impact of adoption on the Company's consolidated financial statements. Additionally, the Company is reviewing methodologies for determining an appropriate discount rate for the measurement of separate lease liabilities and right of use assets. Current controls and processes are also being reviewed to determine any need for changes in response to the guidance.

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

•
The entire change in the hedging instrument included in the assessment of hedge effectiveness of fair value hedges is presented in the same income statement line as the current impact of the effective portion of such hedge, or interest income and interest expense for interest rate hedging. The Company has previously recognized this ineffectiveness within non-interest income. For the first nine months of 2018, the Company recognized $55,000 of such change in interest income.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. Early adoption is permitted as the Company has early adopted ASU 2017-12 as discussed above.

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

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. Specifically, the Company has established a committee consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements. At this time, the Company is finalizing potential accounting policy elections and potential modeling methodologies for estimating expected credit losses using reasonable and supportable forecast information. Additionally, the Company has identified certain historical data and system requirements and has selected platforms to build, store, execute and determine the financial impact. Current controls and processes are also being reviewed to determine any need for changes in response to the guidance.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and the Company recognized a provisional tax benefit of $7.6 million in 2017 to reflect the impact of the Tax Act, primarily reflecting estimated effects of a lower federal income tax rate on its net deferred tax liabilities and a transition tax due on the deferred earnings of the Company's Canadian subsidiary. Estimates were made in good faith and were subject to change as additional information and interpretive guidance regarding provisions of the Tax Act became available. Staff Accounting Bulletin 118 provides a measurement period, not to extend beyond one year from the date of enactment, during which a company may complete the accounting for the impacts of the Tax Act. During the three months ended September 30, 2018, the Company finalized the provisional amounts recorded for the year ended December 31, 2017 related to the Tax Cuts and Jobs Act and recorded an additional net tax benefit of $1.2 million.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. This guidance became effective as of January 1, 2018 and was applied under a prospective approach. See Note 3 - Business Combinations for further discussion of business combinations including the acquisition of Chicago Shore Corporation ("CSC") as well as the acquisition of certain assets and assumption of certain liabilities of the mortgage banking business of iFreedom Direct Corporation DBA Veterans First Mortgage ("Veterans First") during the current period.

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

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurement,” to modify disclosure requirements on fair value measurements and inputs. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied prospectively or retrospectively depending upon the disclosure requirement. Early adoption is permitted.

Intangibles

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with similar requirements related to implementation costs incurred to develop or obtain internal-use software. In addition, the amendment requires any capitalized implementation costs related to a hosting arrangement to be expensed over the term of the hosting arrangement. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Business Combinations

Non FDIC-Assisted Bank Acquisitions

On August 1, 2018, the Company acquired CSC. CSC was the parent company of Delaware Place Bank. Through this transaction, the Company acquired Delaware Place Bank’s one banking location in Chicago, Illinois. Delaware Place Bank was merged into the Company's wholly-owned subsidiary Wintrust Bank. The Company acquired assets with a fair value of approximately $282.2 million, including approximately $151.0 million of loans, and assumed deposits with a fair value of approximately $213.1 million. Additionally, the Company recorded goodwill of $27.2 million on the acquisition.

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

The following table summarizes the activity in the Company’s FDIC indemnification liability during the periods covered by loss share agreements indicated below:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2017	September 30, 2017
Balance at beginning of period	$15,375	$16,701
Reductions from reimbursable expenses	(159)	(316)
Amortization	311	1,010
Changes in expected reimbursements to the FDIC for changes in expected credit losses and reimbursable expenses	994	(1,665)
Payments received from the FDIC	(1,049)	(258)
Balance at end of period	$15,472	$15,472

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

On February 14, 2017, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of American Homestead Mortgage, LLC ("AHM") in a business combination. The Company recorded goodwill of $999,000 on the acquisition.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$125,153	$—	$(392)	$124,761
U.S. Government agencies	111,997	8	(985)	111,020
Municipal	133,006	1,481	(1,114)	133,373
Corporate notes:
Financial issuers	97,085	87	(4,719)	92,453
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,744,600	121	(87,950)	1,656,771
Collateralized mortgage obligations	47,909	4	(2,306)	45,607
Equity securities (2)	—	—	—	—
Total available-for-sale securities	$2,260,750	$1,701	$(97,466)	$2,164,985
Held-to-maturity securities
U.S. Government agencies	$713,423	$—	$(47,706)	$665,717
Municipal	253,015	629	(7,764)	245,880
Total held-to-maturity securities	$966,438	$629	$(55,470)	$911,597
Equity securities with readily determinable fair value (2)	$33,512	$4,206	$(1,304)	$36,414

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$144,904	$—	$(1,082)	$143,822
U.S. Government agencies	157,638	2	(725)	156,915
Municipal	113,197	2,712	(557)	115,352
Corporate notes:
Financial issuers	30,309	43	(301)	30,051
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,291,695	446	(31,955)	1,260,186
Collateralized mortgage obligations	60,092	64	(617)	59,539
Equity securities (2)	34,234	3,357	(789)	36,802
Total available-for-sale securities	$1,833,069	$6,624	$(36,027)	$1,803,666
Held-to-maturity securities
U.S. Government agencies	$579,062	$23	$(14,066)	$565,019
Municipal	247,387	2,668	(2,558)	247,497
Total held-to-maturity securities	$826,449	$2,691	$(16,624)	$812,516

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$144,872	$—	$(727)	$144,145
U.S. Government agencies	159,884	10	(566)	159,328
Municipal	113,796	2,493	(273)	116,016
Corporate notes:
Financial issuers	60,325	63	(771)	59,617
Other	1,000	—	(3)	997
Mortgage-backed: (1)
Mortgage-backed securities	1,114,655	1,477	(30,436)	1,085,696
Collateralized mortgage obligations	63,934	230	(412)	63,752
Equity securities (2)	33,166	3,867	(681)	36,352
Total available-for-sale securities	$1,691,632	$8,140	$(33,869)	$1,665,903
Held-to-maturity securities
U.S. Government agencies	$585,061	$249	$(12,579)	$572,731
Municipal	234,279	2,185	(2,159)	234,305
Total held-to-maturity securities	$819,340	$2,434	$(14,738)	$807,036

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

Equity securities without readily determinable fair values totaled $26.6 million as of September 30, 2018. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company recorded no upward adjustments on such securities in the third quarter of 2018 and $156,000 on a year-to-date basis, related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer in accordance with the adoption of ASU No. 2016-01. No downward adjustments of equity securities without readily determinable fair values related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer were recorded during the current periods. The Company monitors its equity investments without a readily determinable fair values to identify potential transactions that may indicate an observable price change requiring adjustment to its carrying amount.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity investment securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$100,008	$(131)	$24,753	$(261)	$124,761	$(392)
U.S. Government agencies	37,672	(914)	70,032	(71)	107,704	(985)
Municipal	38,774	(553)	20,489	(561)	59,263	(1,114)
Corporate notes:
Financial issuers	68,639	(4,475)	3,730	(244)	72,369	(4,719)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	573,401	(14,706)	1,079,068	(73,244)	1,652,469	(87,950)
Collateralized mortgage obligations	22,524	(1,228)	22,671	(1,078)	45,195	(2,306)
Total available-for-sale securities	$841,018	$(22,007)	$1,220,743	$(75,459)	$2,061,761	$(97,466)
Held-to-maturity securities
U.S. Government agencies	$298,736	$(12,317)	$366,981	$(35,389)	$665,717	$(47,706)
Municipal	146,750	(3,854)	83,874	(3,910)	230,624	(7,764)
Total held-to-maturity securities	$445,486	$(16,171)	$450,855	$(39,299)	$896,341	$(55,470)

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

The Company does not consider available-for-sale and held-to-maturity securities with unrealized losses at September 30, 2018 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily mortgage-backed securities and corporate notes.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities and proceeds received through the sale or call of investment securities:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Realized gains on investment securities	$1,051	$58	$1,057	$106
Realized losses on investment securities	(50)	(19)	(1,051)	(75)
Net realized gains on investment securities	1,001	$39	6	$31
Unrealized gains on equity securities with readily determinable fair value	530	—	2,632	—
Unrealized losses on equity securities with readily determinable fair value	(1,111)	—	(2,176)	—
Net unrealized (losses) gains on equity securities with readily determinable fair value	(581)	—	456	—
Upward adjustments of equity securities without readily determinable fair values	—	—	156	—
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	(330)	—	(867)	—
Adjustment and impairment, net, of equity securities without readily determinable fair values	(330)	—	(711)	—
Other than temporary impairment charges	—	—	—	—
Gains (losses) on investment securities, net	$90	$39	$(249)	$31
Proceeds from sales of available-for-sale securities	$649	$133,089	$209,640	$121,795
Proceeds from sales of equity securities with readily determinable fair value	1,895	—	1,895	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	64	—	680	—

During the three months ended September 30, 2018, the Company recorded $330,000 of impairment of equity securities without readily determinable fair values. On a year-to-date basis, the Company recorded impairment of equity securities without readily determinable fair values totaling $867,000. The Company conducts a quarterly assessment of its equity securities without a readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of September 30, 2018, December 31, 2017 and September 30, 2017, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	September 30, 2018		December 31, 2017		September 30, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$128,184	$127,844	$300,833	$299,285	$150,907	$150,241
Due in one to five years	174,968	174,877	97,019	97,326	282,443	282,121
Due in five to ten years	118,229	113,875	33,947	35,029	38,339	39,458
Due after ten years	46,860	46,011	15,249	15,499	8,188	8,283
Mortgage-backed	1,792,509	1,702,378	1,351,787	1,319,725	1,178,589	1,149,448
Equity securities (1)	—	—	34,234	36,802	33,166	36,352
Total available-for-sale securities	$2,260,750	$2,164,985	$1,833,069	$1,803,666	$1,691,632	$1,665,903
Held-to-maturity securities
Due in one year or less	$5,521	$5,511	$170	$171	$170	$171
Due in one to five years	31,782	31,160	38,392	38,012	36,914	36,734
Due in five to ten years	255,146	243,608	205,227	203,680	193,387	192,581
Due after ten years	673,989	631,318	582,660	570,653	588,869	577,550
Total held-to-maturity securities	$966,438	$911,597	$826,449	$812,516	$819,340	$807,036

(1)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

Securities having a fair value of $1.7 billion at September 30, 2018 as well as securities having a fair value of $1.7 billion and $1.6 billion at December 31, 2017 and September 30, 2017, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At September 30, 2018, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Balance:
Commercial	$7,473,958	$6,787,677	$6,456,034
Commercial real estate	6,746,774	6,580,618	6,400,781
Home equity	578,844	663,045	672,969
Residential real estate	924,250	832,120	789,499
Premium finance receivables—commercial	2,885,327	2,634,565	2,664,912
Premium finance receivables—life insurance	4,398,971	4,035,059	3,795,474
Consumer and other	115,827	107,713	133,112
Total loans, net of unearned income, excluding covered loans	$23,123,951	$21,640,797	$20,912,781
Covered loans	—	—	46,601
Total loans	$23,123,951	$21,640,797	$20,959,382
Mix:
Commercial	32%	31%	31%
Commercial real estate	29	30	31
Home equity	3	3	3
Residential real estate	4	4	3
Premium finance receivables—commercial	12	12	13
Premium finance receivables—life insurance	19	19	18
Consumer and other	1	1	1
Total loans, net of unearned income, excluding covered loans	100%	100%	100%
Covered loans	—	—	—
Total loans	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $98.1 million at September 30, 2018, $87.0 million at December 31, 2017 and $80.4 million at September 30, 2017.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $6.5 million at September 30, 2018, $9.3 million at December 31, 2017 and $8.0 million at September 30, 2017. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition - PCI Loans” below.

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

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

PCI loans	$325,019	$304,726	$375,237	$350,690

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at September 30, 2018.

The following table provides estimated details as of the date of acquisition on loans acquired in 2018 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	Delaware Place Bank
Contractually required payments including interest	$13,367
Less: Nonaccretable difference	1,197
Cash flows expected to be collected (1)	$12,170
Less: Accretable yield	2,321
Fair value of PCI loans acquired	$9,849
(1) Represents undiscounted expected principal and interest cash at acquisition.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Accretable yield, beginning balance	$34,347	$45,510	$36,565	$49,408
Acquisitions	2,321	—	2,321	426
Accretable yield amortized to interest income	(4,144)	(5,025)	(12,915)	(16,101)
Accretable yield amortized to indemnification asset/liability (1)	—	(371)	—	(1,086)
Reclassification from non-accretable difference (2)	1,734	1,017	4,596	7,106
Increases in interest cash flows due to payments and changes in interest rates	(1,093)	(875)	2,598	503
Accretable yield, ending balance	$33,165	$40,256	$33,165	$40,256

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $4.1 million and $5.0 million in the third quarter of 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded accretion to interest income of $12.9 million and $16.1 million, respectively. These amounts are included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at September 30, 2018, December 31, 2017 and September 30, 2017:

As of September 30, 2018		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$41,322	$—	$2,535	$16,451	$4,745,178	$4,805,486
Franchise	16,351	5,122	—	—	915,817	937,290
Mortgage warehouse lines of credit	—	—	3,000	—	168,860	171,860
Asset-based lending	910	—	590	9,083	1,023,268	1,033,851
Leases	4	—	—	80	509,591	509,675
PCI - commercial (1)	—	3,372	15	—	12,409	15,796
Total commercial	58,587	8,494	6,140	25,614	7,375,123	7,473,958
Commercial real estate:
Construction	1,554	—	1,823	16,228	778,725	798,330
Land	228	—	365	—	118,411	119,004
Office	1,532	—	4,058	3,021	932,166	940,777
Industrial	178	—	122	145	885,486	885,931
Retail	10,586	—	4,570	10,645	861,901	887,702
Multi-family	318	—	—	1,162	922,413	923,893
Mixed use and other	3,119	—	9,654	11,503	2,062,179	2,086,455
PCI - commercial real estate (1)	—	5,578	6,448	1,380	91,276	104,682
Total commercial real estate	17,515	5,578	27,040	44,084	6,652,557	6,746,774
Home equity	8,523	—	1,075	3,478	565,768	578,844
Residential real estate, including PCI	16,062	1,865	1,714	603	904,006	924,250
Premium finance receivables
Commercial insurance loans	13,802	7,028	5,945	13,239	2,845,313	2,885,327
Life insurance loans	—	—	—	22,016	4,203,465	4,225,481
PCI - life insurance loans (1)	—	—	—	—	173,490	173,490
Consumer and other, including PCI	355	295	430	329	114,418	115,827
Total loans, net of unearned income	$114,844	$23,260	$42,344	$109,363	$22,834,140	$23,123,951

As of December 31, 2017		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$11,260	$—	$3,746	$13,392	$4,314,107	$4,342,505
Franchise	2,447	—	—	—	845,150	847,597
Mortgage warehouse lines of credit	—	—	—	4,000	190,523	194,523
Asset-based lending	1,550	—	283	10,057	968,576	980,466
Leases	439	—	3	1,958	410,772	413,172
PCI - commercial (1)	—	877	186	—	8,351	9,414
Total commercial	15,696	877	4,218	29,407	6,737,479	6,787,677
Commercial real estate
Construction	3,143	—	—	200	742,171	745,514
Land	188	—	—	5,156	121,140	126,484
Office	2,438	—	—	4,458	887,937	894,833
Industrial	811	—	—	2,412	879,796	883,019
Retail	12,328	—	668	148	938,383	951,527
Multi-family	—	—	—	1,034	914,610	915,644
Mixed use and other	3,140	—	1,423	9,641	1,921,501	1,935,705
PCI - commercial real estate (1)	—	7,135	2,255	6,277	112,225	127,892
Total commercial real estate	22,048	7,135	4,346	29,326	6,517,763	6,580,618
Home equity	8,978	—	518	4,634	648,915	663,045
Residential real estate, including PCI	17,977	5,304	1,303	8,378	799,158	832,120
Premium finance receivables
Commercial insurance loans	12,163	9,242	17,796	15,849	2,579,515	2,634,565
Life insurance loans	—	—	4,837	10,017	3,820,936	3,835,790
PCI - life insurance loans (1)	—	—	—	—	199,269	199,269
Consumer and other, including PCI	740	101	242	727	105,903	107,713
Total loans, net of unearned income	$77,602	$22,659	$33,260	$98,338	$21,408,938	$21,640,797

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2017		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$12,281	$—	$3,161	$13,710	$4,091,381	$4,120,533
Franchise	—	—	—	16,719	836,997	853,716
Mortgage warehouse lines of credit	—	—	—	312	194,058	194,370
Asset-based lending	1,141	—	1,533	4,515	889,147	896,336
Leases	509	—	281	1,194	379,410	381,394
PCI - commercial (1)	—	1,489	61	—	8,135	9,685
Total commercial	13,931	1,489	5,036	36,450	6,399,128	6,456,034
Commercial real estate:
Construction	1,607	—	366	2,064	669,940	673,977
Land	196	—	—	—	102,557	102,753
Office	5,148	—	—	1,220	874,583	880,951
Industrial	1,848	—	137	438	834,062	836,485
Retail	2,200	—	3,030	3,674	925,335	934,239
Multi-family	569	—	68	3,058	861,290	864,985
Mixed use and other	3,310	—	843	3,561	1,966,601	1,974,315
PCI - commercial real estate (1)	—	8,443	1,394	2,940	120,299	133,076
Total commercial real estate	14,878	8,443	5,838	16,955	6,354,667	6,400,781
Home equity	7,581	—	446	2,590	662,352	672,969
Residential real estate, including PCI	14,743	1,120	2,055	165	771,416	789,499
Premium finance receivables
Commercial insurance loans	9,827	9,584	7,421	9,966	2,628,114	2,664,912
Life insurance loans	—	6,740	946	6,937	3,571,388	3,586,011
PCI - life insurance loans (1)	—	—	—	—	209,463	209,463
Consumer and other, including PCI	540	221	242	685	131,424	133,112
Total loans, net of unearned income, excluding covered loans	$61,500	$27,597	$21,984	$73,748	$20,727,952	$20,912,781
Covered loans	1,936	2,233	1,074	45	41,313	46,601
Total loans, net of unearned income	$63,436	$29,830	$23,058	$73,793	$20,769,265	$20,959,382

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI and covered loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, excluding covered loans, per the most recent analysis at September 30, 2018, December 31, 2017 and September 30, 2017:

	Performing			Non-performing			Total
(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017	September 30, 2018	December 31, 2017	September 30, 2017	September 30, 2018	December 31, 2017	September 30, 2017
Loan Balances:
Commercial
Commercial, industrial and other	$4,764,164	$4,331,245	$4,108,252	$41,322	$11,260	$12,281	$4,805,486	$4,342,505	$4,120,533
Franchise	915,817	845,150	853,716	21,473	2,447	—	937,290	847,597	853,716
Mortgage warehouse lines of credit	171,860	194,523	194,370	—	—	—	171,860	194,523	194,370
Asset-based lending	1,032,941	978,916	895,195	910	1,550	1,141	1,033,851	980,466	896,336
Leases	509,671	412,733	380,885	4	439	509	509,675	413,172	381,394
PCI - commercial (1)	15,796	9,414	9,685	—	—	—	15,796	9,414	9,685
Total commercial	7,410,249	6,771,981	6,442,103	63,709	15,696	13,931	7,473,958	6,787,677	6,456,034
Commercial real estate
Construction	796,776	742,371	672,370	1,554	3,143	1,607	798,330	745,514	673,977
Land	118,776	126,296	102,557	228	188	196	119,004	126,484	102,753
Office	939,245	892,395	875,803	1,532	2,438	5,148	940,777	894,833	880,951
Industrial	885,753	882,208	834,637	178	811	1,848	885,931	883,019	836,485
Retail	877,116	939,199	932,039	10,586	12,328	2,200	887,702	951,527	934,239
Multi-family	923,575	915,644	864,416	318	—	569	923,893	915,644	864,985
Mixed use and other	2,083,336	1,932,565	1,971,005	3,119	3,140	3,310	2,086,455	1,935,705	1,974,315
PCI - commercial real estate(1)	104,682	127,892	133,076	—	—	—	104,682	127,892	133,076
Total commercial real estate	6,729,259	6,558,570	6,385,903	17,515	22,048	14,878	6,746,774	6,580,618	6,400,781
Home equity	570,321	654,067	665,388	8,523	8,978	7,581	578,844	663,045	672,969
Residential real estate, including PCI	908,188	810,865	774,756	16,062	21,255	14,743	924,250	832,120	789,499
Premium finance receivables
Commercial insurance loans	2,864,497	2,613,160	2,645,501	20,830	21,405	19,411	2,885,327	2,634,565	2,664,912
Life insurance loans	4,225,481	3,835,790	3,579,271	—	—	6,740	4,225,481	3,835,790	3,586,011
PCI - life insurance loans (1)	173,490	199,269	209,463	—	—	—	173,490	199,269	209,463
Consumer and other, including PCI	115,239	106,933	132,413	588	780	699	115,827	107,713	133,112
Total loans, net of unearned income, excluding covered loans	$22,996,724	$21,550,635	$20,834,798	$127,227	$90,162	$77,983	$23,123,951	$21,640,797	$20,912,781

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the nine months ended September 30, 2018 and 2017 is as follows:

Three months ended September 30, 2018		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$60,727	$57,660	$9,551	$6,336	$7,734	$1,394	$143,402
Other adjustments	(1)	(15)	(2)	(14)	14	—	(18)
Reclassification from allowance for unfunded lending-related commitments	—	(2)	—	—	—	—	(2)
Charge-offs	(3,219)	(208)	(561)	(337)	(2,512)	(144)	(6,981)
Recoveries	304	193	142	466	1,142	66	2,313
Provision for credit losses	8,934	619	13	(160)	1,796	(160)	11,042
Allowance for loan losses at period end	$66,745	$58,247	$9,143	$6,291	$8,174	$1,156	$149,756
Allowance for unfunded lending-related commitments at period end	$—	$1,245	$—	$—	$—	$—	$1,245
Allowance for credit losses at period end	$66,745	$59,492	$9,143	$6,291	$8,174	$1,156	$151,001
Individually evaluated for impairment	$10,164	$3,158	$611	$325	$—	$117	$14,375
Collectively evaluated for impairment	55,987	56,316	8,532	5,894	8,174	1,039	135,942
Loans acquired with deteriorated credit quality	594	18	—	72	—	—	684
Loans at period end
Individually evaluated for impairment	$67,381	$31,952	$11,284	$21,781	$—	$401	$132,799
Collectively evaluated for impairment	7,390,781	6,610,140	567,560	815,442	7,110,808	113,812	22,608,543
Loans acquired with deteriorated credit quality	15,796	104,682	—	9,144	173,490	1,614	304,726
Loans held at fair value	—	—	—	77,883	—	—	77,883

Three months ended September 30, 2017	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$52,358	$52,339	$11,134	$6,143	$6,352	$1,265	$129,591
Other adjustments	(2)	(38)	—	(31)	32	—	(39)
Reclassification from allowance for unfunded lending-related commitments	500	(406)	—	—	—	—	94
Charge-offs	(2,265)	(989)	(968)	(267)	(1,716)	(213)	(6,418)
Recoveries	801	323	178	55	499	93	1,949
Provision for credit losses	4,343	811	212	757	1,386	433	7,942
Allowance for loan losses at period end	$55,735	$52,040	$10,556	$6,657	$6,553	$1,578	$133,119
Allowance for unfunded lending-related commitments at period end	$—	$1,276	$—	$—	$—	$—	$1,276
Allowance for credit losses at period end	$55,735	$53,316	$10,556	$6,657	$6,553	$1,578	$134,395
Individually evaluated for impairment	$4,568	$1,184	$691	$758	$—	$34	$7,235
Collectively evaluated for impairment	50,623	52,048	9,865	5,813	6,553	1,544	126,446
Loans acquired with deteriorated credit quality	544	84	—	86	—	—	714
Loans at period end
Individually evaluated for impairment	$18,086	$31,698	$7,729	$21,263	$—	$544	$79,320
Collectively evaluated for impairment	6,428,263	6,236,007	665,240	735,185	6,250,923	13,581	20,447,199
Loans acquired with deteriorated credit quality	9,685	133,076	—	3,637	209,463	987	356,848
Loans held at fair value	—	—	—	29,414	—	—	29,414

Nine months ended September 30, 2018		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Other adjustments	(3)	(66)	(2)	(19)	(12)	—	(102)
Reclassification from allowance for unfunded lending-related commitments	—	24	—	—	—	—	24
Charge-offs	(8,116)	(1,176)	(1,530)	(1,088)	(10,487)	(732)	(23,129)
Recoveries	1,232	4,267	436	2,028	2,502	162	10,627
Provision for credit losses	15,821	(29)	(254)	(1,318)	9,325	886	24,431
Allowance for loan losses at period end	$66,745	$58,247	$9,143	$6,291	$8,174	$1,156	$149,756
Allowance for unfunded lending-related commitments at period end	$—	$1,245	$—	$—	$—	$—	$1,245
Allowance for credit losses at period end	$66,745	$59,492	$9,143	$6,291	$8,174	$1,156	$151,001

Nine months ended September 30, 2017		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Other adjustments	(23)	(121)	—	(38)	57	—	(125)
Reclassification from allowance for unfunded lending-related commitments	500	(438)	—	—	—	—	62
Charge-offs	(3,819)	(3,235)	(3,224)	(742)	(5,021)	(522)	(16,563)
Recoveries	1,635	1,153	387	287	1,515	267	5,244
Provision for credit losses	12,949	3,259	1,619	1,436	2,377	570	22,210
Allowance for loan losses at period end	$55,735	$52,040	$10,556	$6,657	$6,553	$1,578	$133,119
Allowance for unfunded lending-related commitments at period end	$—	$1,276	$—	$—	$—	$—	$1,276
Allowance for credit losses at period end	$55,735	$53,316	$10,556	$6,657	$6,553	$1,578	$134,395

A summary of activity in the allowance for covered loan losses for the three and nine months ended September 30, 2017 is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2017	2017
Balance at beginning of period	$1,074	$1,322
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(225)	(1,063)
Benefit attributable to FDIC loss share agreements	180	850
Net provision for covered loan losses	(45)	(213)
Increase in FDIC indemnification liability	(180)	(850)
Loans charged-off	(155)	(491)
Recoveries of loans charged-off	64	990
Net (charge-offs) recoveries	(91)	499
Balance at end of period	$758	$758

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

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2018	2017	2017
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$83,349	$36,084	$30,864
Impaired loans with no allowance for loan loss required	49,173	69,004	47,730
Total impaired loans (2)	$132,522	$105,088	$78,594
Allowance for loan losses related to impaired loans	$14,365	$8,023	$7,218
TDRs	$66,219	$49,786	$33,183

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class, excluding covered loans, for the periods ended as follows:

				For the Nine Months Ended
	As of September 30, 2018			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$36,564	$36,699	$8,242	$30,259	$1,404
Franchise	16,316	18,504	1,638	18,387	771
Asset-based lending	646	646	283	724	39
Leases	1,777	1,777	1	1,836	69
Commercial real estate
Construction	1,554	1,554	390	1,554	56
Land	1,375	1,375	1	1,508	53
Office	579	647	26	591	19
Industrial	45	154	1	56	6
Retail	15,325	15,567	2,413	15,376	535
Multi-family	1,197	1,197	8	1,209	32
Mixed use and other	1,590	1,801	309	1,754	76
Home equity	2,287	2,651	611	2,303	78
Residential real estate	3,977	4,291	325	3,998	128
Consumer and other	117	130	117	119	5
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,758	$7,022	$—	$9,325	$465
Franchise	5,157	5,158	—	5,376	302
Asset-based lending	264	1,088	—	1,623	89
Leases	899	930	—	974	43
Commercial real estate
Construction	1,117	1,117	—	1,252	40
Land	2,325	2,431	—	2,366	98
Office	1,532	2,077	—	1,541	86
Industrial	178	195	—	188	9
Retail	777	946	—	874	42
Multi-family	318	412	—	329	9
Mixed use and other	3,763	4,362	—	3,950	194
Home equity	8,997	12,131	—	9,015	462
Residential real estate	17,804	20,291	—	18,193	643
Consumer and other	284	408	—	295	15
Total impaired loans, net of unearned income	$132,522	$145,561	$14,365	$134,975	$5,768

				For the Twelve Months Ended
	As of December 31, 2017			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$6,233	$7,323	$3,951	$7,220	$452
Franchise	—	—	—	—	—
Asset-based lending	948	949	355	1,302	72
Leases	2,331	2,337	158	2,463	117
Commercial real estate
Construction	3,097	3,897	403	3,690	197
Land	—	—	—	—	—
Office	471	471	5	481	24
Industrial	408	408	40	414	25
Retail	15,599	15,657	1,336	15,736	624
Multi-family	—	—	—	—	—
Mixed use and other	1,567	1,586	379	1,599	77
Home equity	1,606	1,869	784	1,626	81
Residential real estate	3,798	3,910	586	3,790	146
Consumer and other	26	28	26	27	2
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,460	$12,259	$—	$10,170	$683
Franchise	16,256	16,256	—	17,089	780
Asset-based lending	602	602	—	688	40
Leases	782	782	—	845	49
Commercial real estate
Construction	1,367	1,678	—	1,555	84
Land	3,961	4,192	—	4,129	182
Office	2,438	6,140	—	3,484	330
Industrial	403	2,010	—	1,849	174
Retail	2,393	3,538	—	2,486	221
Multi-family	1,231	2,078	—	1,246	76
Mixed use and other	5,275	6,731	—	5,559	351
Home equity	7,648	11,648	—	9,114	603
Residential real estate	17,455	20,327	—	17,926	860
Consumer and other	733	890	—	773	48
Total impaired loans, net of unearned income	$105,088	$127,566	$8,023	$115,261	$6,298

				For the Nine Months Ended
	As of September 30, 2017			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$7,312	$8,458	$4,191	$8,390	$407
Franchise	—	—	—	—	—
Asset-based lending	588	589	161	588	21
Leases	2,440	2,444	215	2,539	91
Commercial real estate
Construction	1,607	2,408	94	2,319	93
Land	—	—	—	—	—
Office	2,225	2,291	570	2,280	94
Industrial	408	408	75	415	19
Retail	5,932	6,072	158	5,998	191
Multi-family	1,239	1,239	8	1,250	33
Mixed use and other	1,537	1,695	263	1,580	60
Home equity	1,511	1,721	691	1,528	53
Residential real estate	5,842	6,154	758	5,842	177
Consumer and other	223	224	34	225	10
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,995	$7,260	$—	$6,662	$294
Franchise	—	—	—	—	—
Asset-based lending	553	553	—	728	31
Leases	817	817	—	862	38
Commercial real estate
Construction	1,504	1,504	—	1,524	49
Land	3,968	4,217	—	4,110	136
Office	3,400	3,585	—	3,565	147
Industrial	1,440	2,729	—	2,885	183
Retail	1,978	1,988	—	2,008	103
Multi-family	569	653	—	571	23
Mixed use and other	5,546	6,267	—	5,745	241
Home equity	6,218	9,523	—	7,231	339
Residential real estate	15,421	17,859	—	15,726	575
Consumer and other	321	433	—	334	16
Total impaired loans, net of unearned income	$78,594	$91,091	$7,218	$84,905	$3,424

TDRs

At September 30, 2018, the Company had $66.2 million in loans modified in TDRs. The $66.2 million in TDRs represents 111 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at September 30, 2018 and approximately $3.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended September 30, 2018 and 2017, the Company recorded $32,000 and $68,000, respectively, of interest income, which was reflected as a decrease in impairment. For the nine months ended September 30, 2018 and 2017, the Company recorded $89,000 and $172,000, respectively, of interest income, which was reflected as a decrease in impairment.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At September 30, 2018, the Company had $5.7 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $14.2 million and $12.1 million at September 30, 2018 and 2017, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and nine months ended September 30, 2018 and 2017, respectively, which represent TDRs:

Three months ended September 30, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$519	1	$519	—	$—	—	$—	—	$—
Franchise	1	35	1	35	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	20	3,679	20	3,679	7	621	—	—	—	—
Total loans	22	$4,233	22	$4,233	7	$621	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Three months ended September 30, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$1,408	—	$—	—	$—	3	$1,408	—	$—
Franchise	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	2	255	1	186	2	255	—	—	1	69
Total loans	5	$1,663	1	$186	2	$255	3	$1,408	1	$69

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended September 30, 2018, 22 loans totaling $4.2 million were determined to be TDRs, compared to five loans totaling $1.7 million during the three months ended September 30, 2017. Of these loans extended at below market terms, the weighted average extension had a term of approximately 72 months during the quarter ended September 30, 2018 compared to 36 months for the quarter ended September 30, 2017. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 140 basis points and 225 basis points during the three months ended September 30, 2018 and 2017, respectively. Interest-only payment terms were approximately two months during the three months ended September 30, 2017. Additionally, no principal balances were forgiven in the third quarter of 2018 compared to $73,000 of principal balances forgiven in the third quarter of 2017.

Nine months ended September 30, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	4	$13,442	3	$692	—	$—	1	$12,750	—	$—
Franchise	3	5,157	1	35	—	—	2	5,122	—	—
Leases	1	239	1	239	—	—	—	—	—	—
Commercial real estate
Office	1	59	1	59	—	—	—	—	—	—
Mixed use and other	1	85	1	85	1	85	—	—	—	—
Residential real estate and other	31	5,846	31	5,846	12	1,417	—	—	—	—
Total loans	41	$24,828	38	$6,956	13	$1,502	3	$17,872	—	$—

Nine months ended September 30, 2017 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	4	$1,503	1	$95	—	$—	3	$1,408	—	$—
Franchise	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	—	—	—	—	—	—
Residential real estate and other	8	2,638	7	2,569	7	2,589	—	—	1	69
Total loans	13	$5,386	9	$3,909	7	$2,589	3	$1,408	1	$69

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the nine months ended September 30, 2018, 41 loans totaling $24.8 million were determined to be TDRs, compared to 13 loans totaling $5.4 million in the same period of 2017. Of these loans extended at below market terms, the weighted average extension had a term of approximately 64 months during the nine months ended September 30, 2018 compared to 36 months for the nine months ended

September 30, 2017. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 160 basis points and 188 basis points for the year-to-date periods September 30, 2018 and 2017, respectively. Interest-only payment terms were approximately seven months during the nine months ended September 30, 2018 compared to two months during the same period of 2017. Additionally, no principal balances were forgiven in the first nine months of 2018 compared to $73,000 of principal balances forgiven in the first nine months of 2017.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended September 30, 2018 and 2017, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of September 30, 2018		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$15,714	3	$2,447	3	$2,447
Franchise	6	21,413	2	5,122	2	5,122
Leases	1	239	—	—	—	—
Commercial real estate
Office	1	59	—	—	—	—
Industrial	—	—	—	—	—	—
Mixed use and other	1	85	1	85	1	85
Residential real estate and other	35	6,257	7	1,457	7	1,457
Total loans	49	$43,767	13	$9,111	13	$9,111

(Dollars in thousands)	As of September 30, 2017		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	4	$1,503	—	$—	—	$—
Franchise	—	—	—	—	—	—
Leases	2	2,949	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	1	1,245
Residential real estate and other	12	3,137	1	52	2	284
Total loans	19	$8,834	2	$1,297	3	$1,529

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2018	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	September 30, 2018
Community banking	$429,520	$36,307	$—	$—	$465,827
Specialty finance	40,250	—	—	(631)	39,619
Wealth management	32,114	—	—	—	32,114
Total	$501,884	$36,307	$—	$(631)	$537,560

The community banking segment's goodwill increased $36.3 million in the first nine months of 2018 primarily as a result of the acquisition of CSC and Veterans First. The specialty finance segment's goodwill decreased $631,000 in the first nine months of 2018 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2018, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. At December 31, 2017, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management segments and determined that no impairment existed at that time. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of September 30, 2018, the Company identified no such indicators of goodwill impairment within the community banking, specialty finance and wealth management segments.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of September 30, 2018 is as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$44,395	$37,272	$37,272
Accumulated amortization	(28,142)	(25,427)	(24,550)
Net carrying amount	$16,253	$11,845	$12,722
Trademark with indefinite lives:
Carrying amount	5,800	—	—
Total net carrying amount	$22,053	$11,845	$12,722
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,967	$1,972	$1,972
Accumulated amortization	(1,407)	(1,298)	(1,258)
Net carrying amount	$560	$674	$714
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$7,940	$7,940	$7,940
Accumulated amortization	(3,175)	(2,838)	(2,725)
Net carrying amount	$4,765	$5,102	$5,215
Total other intangible assets, net	$27,378	$17,621	$18,651

Estimated amortization
Actual in nine months ended September 30, 2018	$3,164
Estimated remaining in 2018	1,253
Estimated—2019	4,517
Estimated—2020	3,681
Estimated—2021	3,014
Estimated—2022	2,388

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

Total amortization expense associated with finite-lived intangibles totaled approximately $3.2 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of the period	$63,194	$27,307	$33,676	$19,103
Additions from loans sold with servicing retained	11,340	4,948	23,388	13,162
Additions from acquisitions	—	—	13,806	—
Estimate of changes in fair value due to:
Payoffs and paydowns	(1,081)	(641)	(3,647)	(1,632)
Changes in valuation inputs or assumptions	1,077	(2,200)	7,307	(1,219)
Fair value at end of the period	$74,530	$29,414	$74,530	$29,414
Unpaid principal balance of mortgage loans serviced for others	$5,904,300	$2,622,411

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

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Balance:
Non-interest bearing	$6,399,213	$6,792,497	$6,502,409
NOW and interest bearing demand deposits	2,512,259	2,315,055	2,273,025
Wealth management deposits	2,520,120	2,323,699	2,171,758
Money market	5,429,921	4,515,353	4,607,995
Savings	2,595,164	2,829,373	2,673,201
Time certificates of deposit	5,460,038	4,407,370	4,666,675
Total deposits	$24,916,715	$23,183,347	$22,895,063
Mix:
Non-interest bearing	26%	29%	28%
NOW and interest bearing demand deposits	10	10	10
Wealth management deposits	10	10	10
Money market	22	20	20
Savings	10	12	12
Time certificates of deposit	22	19	20
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customer of Wintrust Investments, LLC ("Wintrust Investments"), trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
FHLB advances	$615,000	$559,663	$468,962
Other borrowings:
Notes payable	149,799	41,222	41,216
Short-term borrowings	17,431	17,209	19,959
Other	48,043	49,131	49,502
Secured borrowings	158,298	158,561	141,003
Total other borrowings	373,571	266,123	251,680
Subordinated notes	139,172	139,088	139,052
Total FHLB advances, other borrowings and subordinated notes	$1,127,743	$964,874	$859,694

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At September 30, 2018, the Company had a notes payable balance of $149.8 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At September 30, 2018, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition.
Borrowings under the Credit Agreement that are considered “Base Rate Loans” bear interest at a rate equal to the sum of (1) 50 basis points (in the case of a borrowing under the Revolving Credit Facility) or 75 basis points (in the case of a borrowing under the Term Facility) plus (2) the highest of (a) the federal funds rate plus 50 basis points, (b) the lender's prime rate, and (c) the Eurodollar Rate (as defined below) that would be applicable for an interest period of one month plus 100 basis points. Borrowings under the agreement that are considered “Eurodollar Rate Loans” bear interest at a rate equal to the sum of (1) 125 basis points (in the case of a borrowing under the Revolving Credit Facility) or 125 basis points (in the case of a borrowing under the Term Facility) plus (2) the LIBOR rate for the applicable period, as adjusted for statutory reserve requirements for eurocurrency liabilities (the “Eurodollar Rate”). A commitment fee is payable quarterly equal to 0.20% of the actual daily amount by which the lenders' commitment under the Revolving Credit Facility exceeded the amount outstanding under such facility.

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At September 30, 2018, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

In connection with the establishment of the Credit Agreement, all outstanding notes payable under a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014 (as subsequently amended) were paid in full. This loan agreement consisted of a term facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility. The Company had a balance under this loan agreement of $41.2 million at December 31, 2017 and $41.2 million at September 30, 2017.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $17.4 million at September 30, 2018 compared to $17.2 million at December 31, 2017 and $20.0 million at September 30, 2017. At September 30, 2018, December 31, 2017 and September 30, 2017, securities sold under repurchase agreements represent $17.4 million, $17.2 million and $20.0 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of September 30, 2018, the Company had pledged securities related to its customer balances in sweep accounts of $35.9 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of September 30, 2018 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$9,547
Held-to-maturity securities pledged
U.S. Government agencies	26,364
Total collateral pledged	$35,911
Excess collateral	18,480
Securities sold under repurchase agreements	$17,431

Other Borrowings

Other borrowings at September 30, 2018 represent a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At September 30, 2018, the Fixed-Rate Promissory Note had a balance of $48.0 million compared to $49.0 million at December 31, 2017 and $49.3 million at September 30, 2017. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At September 30, 2018, the Company was in compliance with all such covenants. At September 30, 2018, there were no non-recourse notes related to certain capital leases, compared to $151,000 and $225,000 at December 31, 2017 and September 30, 2017, respectively.

Secured Borrowings

Secured borrowings at September 30, 2018 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At September 30, 2018, the translated balance of the secured borrowing totaled $147.2 million compared to $135.1 million at December 31, 2017 and $128.3 million at September 30, 2017. Additionally, the interest rate under the Receivables Purchase Agreement at September 30, 2018 was 2.7189%. The remaining $11.1 million within secured borrowings at September 30, 2018 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At September 30, 2018, the Company had outstanding subordinated notes totaling $139.2 million compared to $139.1 million and $139.1 million outstanding at December 31, 2017 and September 30, 2017, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(12) Junior Subordinated Debentures

As of September 30, 2018, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of September 30, 2018. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 9/30/2018	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	5.59%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	5.20%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	5.00%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	4.28%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	3.85%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	3.96%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	5.34%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	5.34%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	5.40%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	4.08%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	3.95%	06/2007	09/2037	06/2012
Total			$253,566		4.55%

The junior subordinated debentures totaled $253.6 million at September 30, 2018, December 31, 2017 and September 30, 2017.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At September 30, 2018, the weighted average contractual interest rate on the junior subordinated debentures was 4.55%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At September 30, 2018, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

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

Disaggregation of Revenue

As certain significant revenue sources related to financial instruments such as interest income are considered not in-scope, ASU 2014-09 did not have a significant impact on the Company's consolidated financial statements. The following table presents revenue from contracts with customers, considered in-scope under ASU 2014-09, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Revenue from contracts with customers	Location in income statement	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Brokerage and insurance product commissions	Wealth management	$5,579	$5,127	$17,394	$16,796
Trust	Wealth management	3,003	2,932	9,646	9,477
Asset management	Wealth management	14,052	11,744	41,197	33,583
Total wealth management		22,634	19,803	68,237	59,856
Mortgage broker fees	Mortgage banking	295	412	862	1,142
Service charges on deposit accounts	Service charges on deposit accounts	9,331	8,645	27,339	25,606
Administrative services	Other non-interest income	1,099	1,052	3,365	3,062
Card related fees	Other non-interest income	2,328	1,471	5,583	4,315
Other deposit related fees	Other non-interest income	3,035	3,032	8,927	8,243
Total revenue from contracts with customers		$38,722	$34,415	$114,313	$102,224

Wealth Management Revenue

Wealth management revenue is comprised of brokerage and insurance product commissions, managed money fees and trust and asset management revenue of the Company's three wealth management subsidiaries: Wintrust Investments, Great Lakes Advisors, LLC ("GLA") and The Chicago Trust Company, N.A. ("CTC"). All wealth management revenue is recognized in the wealth management segment.

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Contract assets	$—	$—	$—

Contract liabilities	$1,429	$1,706	$1,799

Mortgage broker fees receivable	$9	$69	$69
Administrative services receivable	2,425	—	—
Wealth management receivable	7,779	8,102	7,443
Card related fees receivable	—	202	89
Total receivables from contracts with customer	$10,213	$8,373	$7,601

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $278,000 and $267,000 for the nine months ended September 30, 2018 and 2017, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated remaining in 2018	$92
Estimated—2019	369
Estimated—2020	369
Estimated—2021	303
Estimated—2022	153
Estimated—2023	143
Total	$1,429

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

The segment financial information provided in the following tables has been derived from the internal reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2017 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2018	September 30, 2017
Net interest income:
Community Banking	$202,435	$176,526	$25,909	15%
Specialty Finance	36,398	30,501	5,897	19
Wealth Management	4,048	4,557	(509)	(11)
Total Operating Segments	242,881	211,584	31,297	15
Intersegment Eliminations	4,682	4,404	278	6
Consolidated net interest income	$247,563	$215,988	$31,575	15%
Non-interest income:
Community Banking	$69,776	$52,554	$17,222	33%
Specialty Finance	16,963	16,315	648	4
Wealth Management	23,535	20,371	3,164	16
Total Operating Segments	110,274	89,240	21,034	24
Intersegment Eliminations	(10,344)	(9,509)	(835)	(9)
Consolidated non-interest income	$99,930	$79,731	$20,199	25%
Net revenue:
Community Banking	$272,211	$229,080	$43,131	19%
Specialty Finance	53,361	46,816	6,545	14
Wealth Management	27,583	24,928	2,655	11
Total Operating Segments	353,155	300,824	52,331	17
Intersegment Eliminations	(5,662)	(5,105)	(557)	(11)
Consolidated net revenue	$347,493	$295,719	$51,774	18%
Segment profit:
Community Banking	$63,735	$44,799	$18,936	42%
Specialty Finance	22,971	17,043	5,928	35
Wealth Management	5,242	3,784	1,458	39
Consolidated net income	$91,948	$65,626	$26,322	40%
Segment assets:
Community Banking	$24,590,027	$22,426,049	$2,163,978	10%
Specialty Finance	4,897,664	4,305,960	591,704	14
Wealth Management	655,040	626,153	28,887	5
Consolidated total assets	$30,142,731	$27,358,162	$2,784,569	10%

	Nine months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	September 30, 2018	September 30, 2017
Net interest income:
Community Banking	$583,926	$499,135	$84,791	17%
Specialty Finance	100,104	85,871	14,233	17
Wealth Management	12,729	14,532	(1,803)	(12)
Total Operating Segments	696,759	599,538	97,221	16
Intersegment Eliminations	14,056	13,439	617	5
Consolidated net interest income	$710,815	$612,977	$97,838	16%
Non-interest income:
Community Banking	$192,028	$160,277	$31,751	20%
Specialty Finance	49,005	44,192	4,813	11
Wealth Management	69,789	61,746	8,043	13
Total Operating Segments	310,822	266,215	44,607	17
Intersegment Eliminations	(29,980)	(27,747)	(2,233)	(8)
Consolidated non-interest income	$280,842	$238,468	$42,374	18%
Net revenue:
Community Banking	$775,954	$659,412	$116,542	18%
Specialty Finance	149,109	130,063	19,046	15
Wealth Management	82,518	76,278	6,240	8
Total Operating Segments	1,007,581	865,753	141,828	16
Intersegment Eliminations	(15,924)	(14,308)	(1,616)	(11)
Consolidated net revenue	$991,657	$851,445	$140,212	16%
Segment profit:
Community Banking	$187,395	$128,502	$58,893	46%
Specialty Finance	61,482	47,990	13,492	28
Wealth Management	14,632	12,409	2,223	18
Consolidated net income	$263,509	$188,901	$74,608	39%

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

The table below presents the fair value of the Company’s derivative financial instruments as of September 30, 2018, December 31, 2017 and September 30, 2017:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017	September 30, 2018	December 31, 2017	September 30, 2017
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$16,271	$11,914	$8,643	$—	$12	$—
Interest rate derivatives designated as Fair Value Hedges	5,126	2,932	2,036	—	—	53
Total derivatives designated as hedging instruments under ASC 815	$21,397	$14,846	$10,679	$—	$12	$53
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$69,865	$34,139	$34,489	$69,342	$33,704	$33,982
Interest rate lock commitments	4,128	2,843	2,851	—	269	1
Forward commitments to sell mortgage loans	12	14	19	1,330	1,457	1,495
Foreign exchange contracts	751	227	160	709	229	242
Total derivatives not designated as hedging instruments under ASC 815	$74,756	$37,223	$37,519	$71,381	$35,659	$35,720
Total Derivatives	$96,153	$52,069	$48,198	$71,381	$35,671	$35,773

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of amounts in which the interest rate specified in the contract exceeds the agreed upon cap strike price or the payment of amounts in which the interest rate specified in the contract is below the agreed upon floor strike price at the end of each period.

As of September 30, 2018, the Company had eight interest rate swap derivatives designated as cash flow hedges of variable rate deposits and one interest rate collar derivative designated as a cash flow hedge of variable rate debt. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on each of these cash flow hedges as of September 30, 2018:

	September 30, 2018
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
June 2019	$200,000	$1,445
July 2019	250,000	3,275
August 2019	275,000	4,399
January 2020	175,000	1,554
January 2020	25,000	222
April 2020	50,000	317
April 2020	200,000	1,267
June 2020	200,000	3,741
Interest Rate Collars:
September 2023	150,000	51
Total Cash Flow Hedges	$1,525,000	$16,271
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Unrealized gain at beginning of period	$16,059	$8,249	$11,902	$6,944
Amount reclassified from accumulated other comprehensive loss to interest expense on deposits and junior subordinated debentures	(2,319)	14	(4,338)	1,051
Amount of gain recognized in other comprehensive income	2,531	380	8,707	648
Unrealized gain at end of period	$16,271	$8,643	$16,271	$8,643

As of September 30, 2018, the Company estimates that during the next twelve months $14.2 million will be reclassified from accumulated other comprehensive gain (loss) as a reduction to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2018, the Company has twelve interest rate swaps with an aggregate notional amount of $164.2 million that were designated as fair value hedges associated with fixed rate commercial and industrial and commercial franchise loans as well as life insurance premium finance receivables. Two of these interest rate swaps with an aggregate notional amount of $55.3 million were effective starting after September 30, 2018.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of September 30, 2018:

		September 30, 2018
(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income, excluding covered loans	$129,496	$(5,082)	$—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective periods:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Nine Months Ended
		September 30, 2018	September 30, 2018
Interest rate swaps	Interest and fees on loans	$(25)	$(55)

During the three months ended September 30, 2018, one interest rate swap designated as a fair value hedge accounting relationship was terminated as a result of the full prepayment of the underlying loan (hedged asset). At the time of the termination, the fair value of the interest rate swap asset was approximately $1.4 million with an offsetting cumulative amount of fair value hedging adjustments included in the carrying value of the underlying loan totaling $1.6 million. As the underlying loan was fully paid-off, the remaining cumulative amount of fair value hedging adjustments included in the carrying value of the underlying loan was recorded to interest income.

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At September 30, 2018, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $6.1 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from October 2018 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At September 30, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $698.2 million and interest rate lock commitments with an aggregate notional amount of approximately $379.5 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of September 30, 2018 the Company held foreign currency derivatives with an aggregate notional amount of approximately $37.9 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of September 30, 2018, December 31, 2017 or September 30, 2017.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended		Nine Months Ended
Derivative	Location in income statement	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest rate swaps and caps	Trading (losses) gains, net	$(55)	$(94)	$89	$(762)
Mortgage banking derivatives	Mortgage banking revenue	(1,122)	708	858	1,398
Covered call options	Fees from covered call options	627	1,143	2,893	2,792
Foreign exchange contracts	Trading (losses) gains, net	(18)	(23)	51	(115)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of September 30, 2018, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $162,000. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2017	September 30, 2018	December 31, 2017	September 30, 2017
Gross Amounts Recognized	$91,262	$48,985	$45,168	$69,342	$33,716	$34,035
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$91,262	$48,985	$45,168	$69,342	$33,716	$34,035
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	$(7,887)	(14,878)	(16,213)	$(7,887)	(14,878)	(16,213)
Collateral Posted	(76,530)	(18,060)	(2,950)	(340)	(2,220)	(17,130)
Net Credit Exposure	$6,845	$16,047	$26,005	$61,115	$16,618	$692

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

At September 30, 2018, the Company classified $97.6 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $3.3 million of U.S. government agencies as Level 3 at September 30, 2018. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the third quarter of 2018, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at September 30, 2018 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At September 30, 2018, the Company classified $13.5 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at September 30, 2018 was 4.57% with discount rates applied ranging from 4%-5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 10.31% at September 30, 2018. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.00% with credit loss discount ranging from 0%-7% at September 30, 2018.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At September 30, 2018, the Company classified $74.5 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at September 30, 2018 was 10.03% with discount rates applied ranging from 7%-18%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds used as an input to value the MSRs at September 30, 2018 ranged from 0%-81% or a weighted average prepayment speed of 10.03%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $78 and $274, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

Derivative instruments—The Company’s derivative instruments include interest rate swaps, caps and collars, commitments to fund mortgages for sale into the secondary market (interest rate locks), forward commitments to end investors for the sale of mortgage loans and foreign currency contracts. Interest rate swaps, caps and collars are valued by a third party, using models that primarily use market observable inputs, such as yield curves, and are validated by comparison with valuations provided by the respective counterparties. The credit risk associated with derivative financial instruments that are subject to master netting agreements is measured on a net basis by counterparty portfolio. The fair value for mortgage-related derivatives is based on changes in mortgage rates from the date of the commitments. The fair value of foreign currency derivatives is computed based on change in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

At September 30, 2018, the Company classified $2.5 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at September 30, 2018 was 91.12% with pull-through rates applied ranging from 20% to 100%.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	September 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$124,761	$—	$124,761	$—
U.S. Government agencies	111,020	—	107,705	3,315
Municipal	133,373	—	35,787	97,586
Corporate notes	93,453	—	93,453	—
Mortgage-backed	1,702,378	—	1,702,378	—
Trading account securities	688	—	688	—
Equity securities with readily determinable fair value	36,414	—	36,414	—
Mortgage loans held-for-sale	338,111	—	338,111	—
Loans held-for-investment	77,883	—	64,427	13,456
MSRs	74,530	—	—	74,530
Nonqualified deferred compensation assets	12,503	—	12,503	—
Derivative assets	96,153	—	93,661	2,492
Total	$2,801,267	$—	$2,609,888	$191,379
Derivative liabilities	$71,381	$—	$71,381	$—

	December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$143,822	$—	$143,822	$—
U.S. Government agencies	156,915	—	153,136	3,779
Municipal	115,352	—	38,171	77,181
Corporate notes	31,050	—	31,050	—
Mortgage-backed	1,319,725	—	1,319,725	—
Equity securities	36,802	—	36,802	—
Trading account securities	995	—	995	—
Mortgage loans held-for-sale	313,592	—	313,592	—
Loans held-for-investment	33,717	—	—	33,717
MSRs	33,676	—	—	33,676
Nonqualified deferred compensation assets	11,065	—	11,065	—
Derivative assets	52,069	—	49,912	2,157
Total	$2,248,780	$—	$2,098,270	$150,510
Derivative liabilities	$35,671	$—	$35,671	$—

	September 30, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$144,145	$—	$144,145	$—
U.S. Government agencies	159,328	—	155,385	3,943
Municipal	116,016	—	47,633	68,383
Corporate notes	60,614	—	60,614	—
Mortgage-backed	1,149,448	—	1,149,448	—
Equity securities	36,352	—	36,352	—
Trading account securities	643	—	643	—
Mortgage loans held-for-sale	370,282	—	370,282	—
Loans held-for-investment	29,704	—	—	29,704
MSRs	29,414	—	—	29,414
Nonqualified deferred compensation assets	10,824	—	10,824	—
Derivative assets	48,198	—	46,982	1,216
Total	$2,154,968	$—	$2,022,308	$132,660
Derivative liabilities	$35,773	$—	$35,773	$—

The aggregate remaining contractual principal balance outstanding as of September 30, 2018, December 31, 2017 and September 30, 2017 for mortgage loans held-for-sale measured at fair value under ASC 825 was $317.4 million, $299.5 million and $356.4 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $338.1 million, $313.6 million and $370.3 million, for the same respective periods, as shown in the above tables. There were $622,000 of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of September 30, 2018 and no loans as of December 31, 2017 and September 30, 2017.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at July 1, 2018	$96,566	$3,482	$13,764	$63,194	$3,819
Total net gains (losses) included in:
Net income (1)	—	—	(32)	11,336	(1,327)
Other comprehensive loss	(2,573)	(9)	—	—	—
Purchases	4,830	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,237)	(158)	(1,520)	—	—
Net transfers into/(out of) Level 3	—	—	1,244	—	—
Balance at September 30, 2018	$97,586	$3,315	$13,456	$74,530	$2,492

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2018	$77,181	$3,779	$33,717	$33,676	$2,157
Total net gains (losses) included in:
Net income (1)	—	—	(1,420)	27,048	335
Other comprehensive loss	(5,658)	(306)	—	—	—
Purchases (2)	31,846	—	—	13,806	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(5,783)	(158)	(24,177)	—	—
Net transfers into/(out of) Level 3	—	—	5,336	—	—
Balance at September 30, 2018	$97,586	$3,315	$13,456	$74,530	$2,492

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at July 1, 2017	$77,341	$4,110	$30,173	$27,307	$1,047
Total net gains (losses) included in:
Net income (1)	—	—	177	2,107	169
Other comprehensive income (loss)	(4,113)	(167)	—	—	—
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(4,845)	—	(4,504)	—	—
Net transfers into/(out of) Level 3	—	—	3,858	—	—
Balance at September 30, 2017	$68,383	$3,943	$29,704	$29,414	$1,216

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2017	$79,626	$—	$22,137	$19,103	$2,291
Total net gains (losses) included in:
Net income (1)	—	—	1,369	10,311	(1,075)
Other comprehensive income (loss)	(1,084)	(340)	—	—	—
Purchases	10,879	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(21,038)	—	(9,995)	—	—
Net transfers into/(out of) Level 3	—	4,283	16,193	—	—
Balance at September 30, 2017	$68,383	$3,943	$29,704	$29,414	$1,216

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

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at September 30, 2018.

	September 30, 2018				Three Months Ended September 30, 2018 Fair Value Losses Recognized, net	Nine Months Ended September 30, 2018 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$106,219	$—	$—	$106,219	$3,978	$11,152
Other real estate owned (1)	28,303	—	—	28,303	1,504	5,173
Total	$134,522	$—	$—	$134,522	$5,482	$16,325

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At September 30, 2018, the Company had $132.5 million of impaired loans classified as Level 3. Of the $132.5 million of impaired loans, $106.2 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $26.3 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At September 30, 2018, the Company had $28.3 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at September 30, 2018 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$97,586	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	3,315	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	13,456	Discounted cash flows	Discount rate	4%-5%	4.57%	Decrease
			Credit discount	0%-7%	1.00%	Decrease
			Constant prepayment rate (CPR)	10.31%	10.31%	Decrease
MSRs	74,530	Discounted cash flows	Discount rate	7%-18%	10.03%	Decrease
			Constant prepayment rate (CPR)	0%-81%	10.03%	Decrease
			Cost of servicing	$15-$200	$78	Decrease
			Cost of servicing - delinquent	$200-$1,000	$274	Decrease
Derivatives	2,492	Discounted cash flows	Pull-through rate	20%-100%	91.12%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$106,219	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	28,303	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At September 30, 2018		At December 31, 2017		At September 30, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$279,993	$279,993	$277,591	$277,591	$251,952	$251,952
Interest bearing deposits with banks	1,137,044	1,137,044	1,063,242	1,063,242	1,218,728	1,218,728
Available-for-sale securities	2,164,985	2,164,985	1,803,666	1,803,666	1,665,903	1,665,903
Held-to-maturity securities	966,438	911,597	826,449	812,516	819,340	807,036
Trading account securities	688	688	995	995	643	643
Equity securities with readily determinable fair value	36,414	36,414	—	—	—	—
FHLB and FRB stock, at cost	99,998	99,998	89,989	89,989	87,192	87,192
Brokerage customer receivables	15,649	15,649	26,431	26,431	23,631	23,631
Mortgage loans held-for-sale, at fair value	338,111	338,111	313,592	313,592	370,282	370,282
Loans held-for-investment, at fair value	77,883	77,883	33,717	33,717	29,704	29,704
Loans held-for-investment, at amortized cost	23,046,068	23,261,545	21,607,080	21,768,978	20,929,678	21,064,801
MSRs	74,530	74,530	33,676	33,676	29,414	29,414
Nonqualified deferred compensation assets	12,503	12,503	11,065	11,065	10,824	10,824
Derivative assets	96,153	96,153	52,069	52,069	48,198	48,198
Accrued interest receivable and other	254,879	254,879	227,649	227,649	225,435	225,435
Total financial assets	$28,601,336	$28,761,972	$26,367,211	$26,515,176	$25,710,924	$25,833,743
Financial Liabilities
Non-maturity deposits	$19,456,677	$19,456,677	$18,775,977	$18,775,977	$18,228,388	$18,228,388
Deposits with stated maturities	5,460,038	5,475,048	4,407,370	4,350,004	4,666,675	4,608,760
FHLB advances	615,000	615,342	559,663	544,750	468,962	454,753
Other borrowings	373,571	373,571	266,123	266,123	251,680	251,680
Subordinated notes	139,172	146,838	139,088	144,266	139,052	145,376
Junior subordinated debentures	253,566	258,488	253,566	264,696	253,566	240,305
Derivative liabilities	71,381	71,381	35,671	35,671	35,773	35,773
FDIC indemnification liability	—	—	—	—	15,472	15,472
Accrued interest payable	15,374	15,374	8,030	8,030	9,177	9,177
Total financial liabilities	$26,384,779	$26,412,719	$24,445,488	$24,389,517	$24,068,745	$23,989,684

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of September 30, 2018, approximately 3.4 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes various assumptions. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Options granted since the inception of the LTIP in 2011 were primarily granted as LTIP awards. Expected life of options granted since the inception of the LTIP awards has been based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company believes historical exercise data may not provide a reasonable basis to estimate the expected term of these options. Expected stock price volatility is based on historical volatility of the Company's common stock, which correlates with the expected life of the options, and the risk-free interest rate is based on comparable U.S. Treasury rates. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. No options were granted in the nine month periods ended September 30, 2018 and September 30, 2017.

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $3.2 million in the third quarter of 2018 and $2.4 million in the third quarter of 2017, and $10.3 million and $8.2 million for the 2018 and 2017 year-to-date periods, respectively.

A summary of the Company's stock option activity for the nine months ended September 30, 2018 and September 30, 2017 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2018	1,084,756	$41.98
Granted	—	—
Exercised	(271,674)	41.36
Forfeited or canceled	(6,942)	39.81
Outstanding at September 30, 2018	806,140	$42.20	3.3	$34,452
Exercisable at September 30, 2018	609,752	$42.42	3.0	$25,924

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2017	1,698,912	$41.50
Granted	—	—
Exercised	(499,222)	40.57
Forfeited or canceled	(16,378)	43.07
Outstanding at September 30, 2017	1,183,312	$41.87	4.2	$43,122
Exercisable at September 30, 2017	640,759	$41.58	3.5	$23,532

(1)	Represents the remaining weighted average contractual life in years.

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

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2018 and September 30, 2017, was $12.9 million and $16.3 million, respectively. Cash received from option exercises under the Plan for the nine months ended September 30, 2018 and September 30, 2017 was $11.2 million and $20.3 million, respectively.

A summary of the Plans' restricted share activity for the nine months ended September 30, 2018 and September 30, 2017 is presented below:

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	127,787	$53.33	133,425	$49.94
Granted	28,506	87.65	14,249	72.53
Vested and issued	(10,438)	56.88	(10,695)	46.03
Forfeited or canceled	(982)	55.39	(2,551)	52.26
Outstanding at September 30	144,873	$59.82	134,428	$52.60
Vested, but not issuable at September 30	90,294	$51.88	89,563	$51.59

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the nine months ended September 30, 2018 and September 30, 2017 is presented below:

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	359,196	$54.37	298,180	$43.64
Granted	134,326	88.28	145,829	72.60
Vested and issued	(82,307)	44.39	(68,712)	46.85
Forfeited	(13,582)	59.18	(14,164)	52.81
Outstanding at September 30	397,633	$67.72	361,133	$54.36
Vested, but deferred at September 30	21,477	$43.52	13,616	$42.66

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

Common Stock Warrant

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock with a term of 10 years. The exercise price, subject to customary anti-dilution, was $22.57 at September 30, 2018. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During the first nine months of 2018 15,951 warrant shares were exercised, which resulted in 11,764 shares of common stock issued. At September 30, 2018, all remaining holders of the interest in the warrant were able to exercise 7,410 warrant shares.

Other

At the January 2018 Board of Directors meeting, a quarterly cash dividend of $0.19 per share ($0.76 on an annualized basis) was declared. It was paid on February 22, 2018 to shareholders of record as of February 8, 2018. At the April 2018 Board of Directors meeting, a quarterly cash dividend of $0.19 per share ($0.76 on an annualized basis) was declared. It was paid on May 24, 2018 to shareholders of record as of May 10, 2018. At the July 2018 Board of Directors meeting, a quarterly cash dividend of $0.19 per share ($0.76 on an annualized basis) was declared. It was paid on August 23, 2018 to shareholders of record as of August 9, 2018.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at July 1, 2018	$(54,885)	$11,748	$(38,079)	$(81,216)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(13,277)	1,851	1,942	(9,484)
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(730)	(1,696)	—	(2,426)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(24)	—	—	(24)
Net other comprehensive (loss) income during the period, net of tax	$(14,031)	$155	$1,942	$(11,934)
Balance at September 30, 2018	$(68,916)	$11,903	$(36,137)	$(93,150)

Balance at January 1, 2018	$(15,813)	$7,164	$(33,186)	$(41,835)
Cumulative effect adjustment from the adoption of:
ASU 2016-01	(1,880)	—	—	(1,880)
ASU 2018-02	(4,517)	1,543	—	(2,974)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(46,665)	6,368	(2,951)	(43,248)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(5)	(3,172)	—	(3,177)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(36)	—	—	(36)
Net other comprehensive (loss) income during the period, net of tax	$(46,706)	$3,196	$(2,951)	$(46,461)
Balance at September 30, 2018	$(68,916)	$11,903	$(36,137)	$(93,150)

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at July 1, 2017	$(15,022)	$4,959	$(36,474)	$(46,537)
Other comprehensive income during the period, net of tax, before reclassifications	653	228	4,206	5,087
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(24)	8	—	(16)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(20)	—	—	(20)
Net other comprehensive income during the period, net of tax	$609	$236	$4,206	$5,051
Balance at September 30, 2017	$(14,413)	$5,195	$(32,268)	$(41,486)

Balance at January 1, 2017	$(29,309)	$4,165	$(40,184)	$(65,328)
Other comprehensive income during the period, net of tax, before reclassifications	15,815	393	7,916	24,124
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(19)	637	—	618
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(900)	—	—	(900)
Net other comprehensive income during the period, net of tax	$14,896	$1,030	$7,916	$23,842
Balance at September 30, 2017	$(14,413)	$5,195	$(32,268)	$(41,486)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Impacted Line on the Consolidated Statements of Income
	September 30,		September 30,
	2018	2017	2018	2017
Accumulated unrealized losses on securities
Gains included in net income	$1,001	$39	$6	$31	Gains (losses) on investment securities, net
	1,001	39	6	31	Income before taxes
Tax effect	$(271)	$(15)	$(1)	$(12)	Income tax expense
Net of tax	$730	$24	$5	$19	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(2,319)	$(380)	$(4,338)	$(15)	Interest on deposits
Amount reclassified to interest expense on junior subordinated debentures	—	394	—	1,066	Interest on junior subordinated debentures
	2,319	(14)	4,338	(1,051)	Income before taxes
Tax effect	$(623)	$6	$(1,166)	$414	Income tax expense
Net of tax	$1,696	$(8)	$3,172	$(637)	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Nine Months Ended
(In thousands, except per share data)		September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income		$91,948	$65,626	$263,509	$188,901
Less: Preferred stock dividends		2,050	2,050	6,150	7,728
Net income applicable to common shares—Basic	(A)	89,898	63,576	257,359	181,173
Add: Dividends on convertible preferred stock, if dilutive		—	—	—	1,578
Net income applicable to common shares—Diluted	(B)	89,898	63,576	257,359	182,751
Weighted average common shares outstanding	(C)	56,366	55,796	56,268	54,292
Effect of dilutive potential common shares
Common stock equivalents		918	966	912	988
Convertible preferred stock, if dilutive		—	—	—	1,317
Total dilutive potential common shares		918	966	912	2,305
Weighted average common shares and effect of dilutive potential common shares	(D)	57,284	56,762	57,180	56,597
Net income per common share:
Basic	(A/C)	$1.59	$1.14	$4.57	$3.34
Diluted	(B/D)	$1.57	$1.12	$4.50	$3.23

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of September 30, 2018 compared with December 31, 2017 and September 30, 2017, and the results of operations for the three and nine month periods ended September 30, 2018 and September 30, 2017, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2017 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Third Quarter Highlights

The Company recorded net income of $91.9 million for the third quarter of 2018 compared to $65.6 million in the third quarter of 2017. The results for the third quarter of 2018 demonstrate continued momentum on our operating strengths including steady loan and deposit growth and increased revenue from wealth management and mortgage banking services. Combined with the noted continued loan growth, the improvement in net interest margin during the third quarter of 2018 compared to the same period of 2017 resulted in higher net interest income in the current period. Additionally, the Company's effective tax rate decreased from 37.0% in the third quarter of 2017 to 25.1% in the third quarter of 2018 primarily due to the reduction of the federal corporate tax rate effective in 2018 as a result of the enactment of the Tax Act.

The Company increased its loan portfolio, excluding covered loans, from $20.9 billion at September 30, 2017 and $21.6 billion at December 31, 2017 to $23.1 billion at September 30, 2018. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s growth in the commercial, commercial real estate, commercial premium finance receivables and life insurance premium finance receivables portfolios. The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $247.6 million in the third quarter of 2018 compared to $216.0 million in the third quarter of 2017. The higher level of net interest income recorded in the third quarter of 2018 compared to the third quarter of 2017 resulted primarily from a $2.0 billion increase in average loans, excluding covered loans, and a substantial improvement in the yield on earning assets. This was partially offset by an increase in the average balance and cost of interest-bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $99.9 million in the third quarter of 2018 compared to $79.7 million in the third quarter of 2017. This increase was primarily the result of increases from wealth management revenue, higher mortgage banking revenue and increased income on bank-owned life insurance (see “Non-Interest Income” for further detail).

Non-interest expense totaled $213.6 million in the third quarter of 2018, increasing $30.1 million, or 16%, compared to the third quarter of 2017. The increase compared to the third quarter of 2017 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from acquisitions, merit-based salary increases for current employees effective in February 2018, an increase of the minimum wage for eligible hourly employees effective in March 2018, higher bonus and long-term performance-based incentive compensation due to higher earnings, increased professional fees primarily due to certain consulting agreements paid in relation to the acquisition of CSC, higher occupancy expenses, higher data processing expenses and an increase in advertising and marketing expenses (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the third quarter of 2018, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At September 30, 2018, the Company had approximately $1.4 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and nine months ended September 30, 2018, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	September 30, 2018	September 30, 2017	Percentage (%) or Basis Point (bp) Change
Net income	$91,948	$65,626	40%
Net income per common share—Diluted	1.57	1.12	40
Net revenue (1)	347,493	295,719	18
Net interest income	247,563	215,988	15
Net interest margin	3.59%	3.43%	16 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.61	3.46	15
Net overhead ratio (3)	1.53	1.53	—
Return on average assets	1.24	0.96	28
Return on average common equity	11.86	9.15	271
Return on average tangible common equity (non-GAAP) (2)	14.64	11.39	325

	Nine months ended
(Dollars in thousands, except per share data)	September 30, 2018	September 30, 2017	Percentage (%) or Basis Point (bp) Change
Net income	$263,509	$188,901	39%
Net income per common share—Diluted	4.50	3.23	39
Net revenue (1)	991,657	851,445	16
Net interest income	710,815	612,977	16
Net interest margin	3.58%	3.40	18 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.60	3.43	17
Net overhead ratio (3)	1.56	1.52	4
Return on average assets	1.23	0.97	26
Return on average common equity	11.71	9.21	250
Return on average tangible common equity (non-GAAP) (2)	14.47	11.62	285
At end of period
Total assets	$30,142,731	$27,358,162	10%
Total loans, excluding loans held-for-sale, excluding covered loans	23,123,951	20,912,781	11
Total loans, including loans held-for-sale, excluding covered loans	23,462,062	21,283,063	10
Total deposits	24,916,715	22,895,063	9
Total shareholders’ equity	3,179,822	2,908,925	9
Book value per common share (2)	54.19	49.86	9
Tangible common book value per share (2)	44.16	40.53	9
Market price per common share	84.94	78.31	8
Excluding covered loans:
Allowance for credit losses to total loans (4)	0.65%	0.64%	1 bp
Non-performing loans to total loans	0.55	0.37	18

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars and shares in thousands)	2018	2017	2018	2017
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$304,962	$247,688	$850,214	$694,628
Taxable-equivalent adjustment:
- Loans	941	1,033	2,423	2,654
- Liquidity Management Assets	575	921	1,672	2,694
- Other Earning Assets	3	5	7	12
(B) Interest Income - FTE	$306,481	$249,647	$854,316	$699,988
(C) Interest Expense (GAAP)	57,399	31,700	139,399	81,651
(D) Net Interest Income - FTE (B minus C)	$249,082	$217,947	$714,917	$618,337
(E) Net Interest Income (GAAP) (A minus C)	$247,563	$215,988	$710,815	$612,977
Net interest margin (GAAP-derived)	3.59%	3.43%	3.58%	3.40%
Net interest margin - FTE	3.61%	3.46%	3.60%	3.43%
(F) Non-interest income	$99,930	$79,731	$280,842	$238,468
(G) Gains (losses) on investment securities, net	90	39	(249)	31
(H) Non-interest expense	213,637	183,575	614,755	535,237
Efficiency ratio (H/(E+F-G))	61.50%	62.09%	61.98%	62.86%
Efficiency ratio - FTE (H/(D+F-G))	61.23%	61.68%	61.72%	62.47%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$3,179,822	$2,908,925
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(564,938)	(520,672)
(I) Total tangible common shareholders’ equity	$2,489,884	$2,263,253
Total assets	$30,142,731	$27,358,162
Less: Intangible assets	(564,938)	(520,672)
(J) Total tangible assets	$29,577,793	$26,837,490
Tangible common equity ratio (I/J)	8.4%	8.4%
Calculation of book value per share
Total shareholders’ equity	$3,179,822	$2,908,925
Less: Preferred stock	(125,000)	(125,000)
(K) Total common equity	$3,054,822	$2,783,925
(L) Actual common shares outstanding	56,377	55,838
Book value per common share (K/L)	$54.19	$49.86
Tangible common book value per share (I/L)	$44.16	$40.53

Calculation of return on average common equity
(M) Net income applicable to common shares	89,898	63,576	257,359	181,173
Add: After-tax intangible asset amortization	871	672	2,366	2,169
(N) Tangible net income applicable to common shares	90,769	64,248	259,725	183,342
Total average shareholders' equity	3,131,943	2,882,682	3,064,396	2,808,072
Less: Average preferred stock	(125,000)	(125,000)	(125,000)	(178,632)
(O) Total average common shareholders' equity	3,006,943	2,757,682	2,939,396	2,629,440
Less: Average intangible assets	(547,552)	(520,333)	(539,281)	(520,006)
(P) Total average tangible common shareholders’ equity	2,459,391	2,237,349	2,400,115	2,109,434
Return on average common equity, annualized (M/O)	11.86%	9.15%	11.71%	9.21%
Return on average tangible common equity, annualized (N/P)	14.64%	11.39%	14.47%	11.62%

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 55 of the Company’s 2017 Form 10-K.

Net Income

Net income for the quarter ended September 30, 2018 totaled $91.9 million, an increase of $26.3 million, or 40%, compared to the quarter ended September 30, 2017. On a per share basis, net income for the third quarter of 2018 totaled $1.57 per diluted common share compared to $1.12 for the third quarter of 2017.

The most significant factors impacting net income for the third quarter of 2018 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets and an improvement in net interest margin, an increase in wealth management revenue, higher mortgage banking revenue, higher BOLI income and a reduction in the Company's effective tax rate due to the reduction of the federal corporate tax rate as a result of the Tax Act. These improvements were partially offset by an increase in non-interest expense primarily attributable to higher salary and employee benefit costs caused by the addition of employees from the CSC and Veterans First acquisitions, merit-based salary increases for current employees effective in February 2018, an increase of the minimum wage for eligible hourly employees effective in March 2018, higher bonus and long-term performance-based incentive compensation due to higher earnings, higher occupancy expenses, increased data processing costs, higher professional fees from increased consulting costs driven by certain consulting agreements paid in relation to the acquisition of CSC and an increase in marketing costs from spending related to deposit generation and brand awareness to grow our loan and deposit portfolios.

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

Quarter Ended September 30, 2018 compared to the Quarters Ended June 30, 2018 and September 30, 2017

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the third quarter of 2018 as compared to the second quarter of 2018 (sequential quarters) and third quarter of 2017 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	June 30, 2018	September 30, 2017
Interest-bearing deposits with banks and cash equivalents(1)	$998,004	$759,425	$1,003,572	$5,423	$3,244	$3,272	2.16%	1.71%	1.29%
Investment securities (2)	3,046,272	2,890,828	2,652,119	22,285	20,454	16,979	2.90	2.84	2.54
FHLB and FRB stock	88,335	115,119	81,928	1,235	1,455	1,080	5.54	5.07	5.23
Liquidity management assets(3)(8)	$4,132,611	$3,765,372	$3,737,619	$28,943	$25,153	$21,331	2.78%	2.68%	2.26%
Other earning assets(3)(4)(8)	17,862	21,244	25,844	178	172	163	3.95	3.24	2.49
Mortgage loans held-for-sale	380,235	403,967	336,604	5,285	4,226	3,223	5.51	4.20	3.80
Loans, net of unearned income(3)(5)(8)	22,823.378	22,283,541	20,858,618	272,075	255,875	224,330	4.73	4.61	4.27
Covered loans	—	—	48,415	—	—	600	—	—	4.91
Total earning assets(8)	$27,354,086	$26,474,124	$25,007,100	$306,481	$285,426	$249,647	4.45%	4.32%	3.96%
Allowance for loan and covered loan losses	(148,503)	(147,192)	(135,519)
Cash and due from banks	268,006	270,240	242,186
Other assets	2,051,520	1,970,407	1,898,528
Total assets	$29,525,109	$28,567,579	$27,012,295

NOW and interest bearing demand deposits	$2,519,445	$2,295,268	$2,344,848	$2,479	$1,901	$1,313	0.39%	0.33%	0.22%
Wealth management deposits	2,517,141	2,365,191	2,320,674	8,287	6,992	4,715	1.31	1.19	0.81
Money market accounts	5,369,324	4,883,645	4,471,342	13,260	8,111	3,505	0.98	0.67	0.31
Savings accounts	2,672,077	2,702,665	2,581,946	2,907	2,709	2,162	0.43	0.40	0.33
Time deposits	5,214,637	4,557,187	4,573,081	21,803	15,580	11,960	1.66	1.37	1.04
Interest-bearing deposits	$18,292,624	$16,803,956	$16,291,891	$48,736	$35,293	$23,655	1.06%	0.84%	0.58%
Federal Home Loan Bank advances	429,739	1,006,407	324,996	1,947	4,263	2,151	1.80	1.70	2.63
Other borrowings	268,278	240,066	268,850	2,003	1,698	1,482	2.96	2.84	2.19
Subordinated notes	139,155	139,125	139,035	1,773	1,787	1,772	5.10	5.14	5.10
Junior subordinated debentures	253,566	253,566	253,566	2,940	2,836	2,640	4.54	4.42	4.07
Total interest-bearing liabilities	$19,383,362	$18,443,120	$17,278,338	$57,399	$45,877	$31,700	1.17%	1.00%	0.73%
Non-interest bearing deposits	6,461,195	6,539,731	6,419,326
Other liabilities	548,609	520,574	431,949
Equity	3,131,943	3,064,154	2,882,682
Total liabilities and shareholders’ equity	$29,525,109	$28,567,579	$27,012,295
Interest rate spread(6)(8)							3.28%	3.32%	3.23%
Less: Fully tax-equivalent adjustment				(1,519)	(1,379)	(1,959)	(0.02)	(0.02)	(0.03)
Net free funds/contribution(7)	$7,970,724	$8,031,004	$7,728,762				0.33	0.31	0.23
Net interest income/ margin(8) (GAAP)				$247,563	$238,170	$215,988	3.59%	3.61%	3.43%
Fully tax-equivalent adjustment				1,519	$1,379	$1,959	0.02	0.02	0.03
Net interest income/ margin - FTE (8)				$249,082	$239,549	$217,947	3.61%	3.63%	3.46%

(1)	Includes interest-bearing deposits from banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended September 30, 2018, June 30, 2018 and September 30, 2017 were $1.5 million, $1.4 million and $2.0 million respectively.

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

For the third quarter of 2018, net interest income totaled $247.6 million, an increase of $9.4 million as compared to the second quarter of 2018, and an increase of $31.6 million as compared to the third quarter of 2017. Net interest margin was 3.59% (3.61% on a fully tax-equivalent basis) during the third quarter of 2018 compared to 3.61% (3.63% on a fully tax-equivalent basis) during the second quarter of 2018, and 3.43% (3.46% on a fully tax-equivalent basis) during the third quarter of 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	Average Balance for nine months ended,		Interest for nine months ended,		Yield/Rate for nine months ended,
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest-bearing deposits with banks and cash equivalents (1)	$836,710	$836,373	$11,463	$6,531	1.83%	1.04%
Investment securities (2)	2,943,802	2,541,061	62,398	47,849	2.83	2.52
FHLB and FRB stock	102,893	91,774	3,988	3,303	5.18	4.81
Liquidity management assets(3)(8)	$3,883,405	$3,469,208	$77,849	$57,683	2.68%	2.22%
Other earning assets(3)(4)(8)	22,190	25,612	524	508	3.15	2.65
Mortgage loans held-for-sale	355,491	313,675	12,329	9,041	4.64	3.85
Loans, net of unearned income(3)(5)(8)	22,276,827	20,263,832	763,614	630,591	4.58	4.16
Covered loans	—	52,339	—	2,165	—	5.53
Total earning assets(8)	$26,537,913	$24,124,666	$854,316	$699,988	4.30%	3.88%
Allowance for loan and covered loan losses	(146,287)	(131,695)
Cash and due from banks	264,294	238,136
Other assets	1,984,460	1,865,702
Total assets	$28,640,380	$26,096,809

NOW and interest bearing demand deposits	$2,357,768	$2,441,911	$5,765	$3,620	0.33%	0.20%
Wealth management deposits	2,378,468	2,165,610	20,721	9,894	1.16	0.61
Money market accounts	4,927,639	4,438,537	26,038	8,433	0.71	0.25
Savings accounts	2,728,986	2,380,688	8,348	4,999	0.41	0.28
Time deposits	4,701,247	4,369,688	49,706	31,450	1.41	0.96
Interest-bearing deposits	$17,094,108	$15,796,434	$110,578	$58,396	0.86%	0.49%
Federal Home Loan Bank advances	768,029	399,171	9,849	6,674	1.71	2.24
Other borrowings	257,175	254,854	5,400	3,770	2.81	1.98
Subordinated notes	139,125	139,008	5,333	5,330	5.11	5.11
Junior subordinated debentures	253,566	253,566	8,239	7,481	4.28	3.89
Total interest-bearing liabilities	$18,512,003	$16,843,033	$139,399	$81,651	1.01%	0.65%
Non-interest bearing deposits	6,546,269	6,039,329
Other liabilities	517,712	406,375
Equity	3,064,396	2,808,072
Total liabilities and shareholders’ equity	$28,640,380	$26,096,809
Interest rate spread(6)(8)					3.29%	3.23%
Less: Fully tax-equivalent adjustment			(4,102)	(5,360)	(0.02)	(0.03)
Net free funds/contribution(7)	$8,025,910	$7,281,633			0.31	0.20
Net interest income/ margin(8) (GAAP)			$710,815	$612,977	3.58%	3.40%
Fully tax-equivalent adjustment			4,102	5,360	0.02	0.03
Net interest income/ margin - FTE (8)			$714,917	$618,337	3.60%	3.43%

(1)	Includes interest-bearing deposits from banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the nine months ended September 30, 2018 and 2017 were $4.1 million and $5.4 million respectively.

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

For the first nine months of 2018, net interest income totaled $710.8 million, an increase of $97.8 million as compared to the first nine months of 2017. Net interest margin was 3.58% (3.60% on a fully tax-equivalent basis) for the first nine months of 2018 compared to 3.40% (3.43% on a fully tax-equivalent basis) for the same period of 2017.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended September 30, 2018 to June 30, 2018 and September 30, 2017 and the nine month periods ended September 30, 2018 and September 30, 2017. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Third Quarter of 2018 Compared to Second Quarter of 2018	Third Quarter of 2018 Compared to Third Quarter of 2017	First Nine Months of 2018 Compared to First Nine Months of 2017
(Dollars in thousands)
Net interest income (GAAP) for comparative period	$238,170	$215,988	$612,977
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	9,098	20,396	60,067
Change due to interest rate fluctuations (rate)	(2,294)	11,179	37,771
Change due to number of days in each period	2,589	—	—
Net interest income (GAAP) for the period ended September 30, 2018	$247,563	$247,563	$710,815
Fully tax-equivalent adjustment	1,519	1,519	4,102
Net interest income - FTE	$249,082	$249,082	$714,917

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2018	September 30, 2017
Brokerage	$5,579	$5,127	$452	9%
Trust and asset management	17,055	14,676	2,379	16
Total wealth management	$22,634	$19,803	$2,831	14%
Mortgage banking	42,014	28,184	13,830	49
Service charges on deposit accounts	9,331	8,645	686	8
Gains on investment securities, net	90	39	51	NM
Fees from covered call options	627	1,143	(516)	(45)
Trading (losses) gains, net	(61)	(129)	68	(53)
Operating lease income, net	9,132	8,461	671	8
Other:
Interest rate swap fees	2,359	1,762	597	34
BOLI	3,190	897	2,293	NM
Administrative services	1,099	1,052	47	4
Early pay-offs of capital leases	11	—	11	NM
Miscellaneous	9,504	9,874	(370)	(4)
Total Other	$16,163	$13,585	$2,578	19%
Total Non-Interest Income	$99,930	$79,731	$20,199	25%

	Nine Months Ended		$ Change	% Change
(Dollars in thousands)	September 30, 2018	September 30, 2017
Brokerage	$17,394	$16,796	$598	4%
Trust and asset management	50,843	43,060	7,783	18
Total wealth management	$68,237	$59,856	$8,381	14%
Mortgage banking	112,808	86,061	26,747	31
Service charges on deposit accounts	27,339	25,606	1,733	7
(Losses) gains on investment securities, net	(249)	31	(280)	NM
Fees from covered call options	2,893	2,792	101	4
Trading gains (losses), net	166	(869)	1,035	NM
Operating lease income, net	27,569	21,048	6,521	31
Other:
Interest rate swap fees	8,425	5,416	3,009	56
BOLI	5,448	2,770	2,678	97
Administrative services	3,365	3,062	303	10
Early pay-offs of capital leases	598	1,221	(623)	(51)
Miscellaneous	24,243	31,474	(7,231)	(23)
Total Other	$42,079	$43,943	$(1,864)	(4)%
Total Non-Interest Income	$280,842	$238,468	$42,374	18%

NM - Not Meaningful

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current period as compared to the same period of 2017 is primarily attributable to growth in assets under management along with market appreciation related to managed money accounts with fees based on assets under management. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors and the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments.

The increase in mortgage banking revenue in the current quarter as compared to the same period of 2017 resulted primarily from increased revenue from loans originated and sold, higher positive fair market value adjustment to MSRs and higher servicing income as the Company's loan servicing portfolio increased due to the acquisition of Veterans First, partially offset by lower production margins. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company originates mortgage loans held-for-sale with associated MSRs either retained or released. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three months ended		Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Retail originations	$642,213	$809,961	$1,949,036	$2,398,328
Correspondent originations	310,446	145,999	559,896	414,357
Veterans First originations	199,774	—	518,726	—
Total originations (A)	$1,152,433	$955,960	$3,027,658	$2,812,685

Purchases as a percentage of originations	76%	80%	77%	78%
Refinances as a percentage of originations	24	20	23	22
Total	100%	100%	100%	100%

Production Margin:
Production revenue (1) (B)	$25,253	$24,038	$73,593	$69,855
Production margin (B/A)	2.19%	2.51%	2.43%	2.48%

Mortgage Servicing:
Loans serviced for others (C)	$5,904,300	$2,622,411
MSRs, at fair value (D)	74,530	29,414
Percentage of MSRs to loans serviced for others (D/C)	1.26%	1.12%

Components of Mortgage Banking Revenue:
Production revenue	$25,253	$24,038	$73,593	$69,855
MSR capitalization, net of payoffs and paydowns	10,249	4,308	19,731	11,531
MSR fair value adjustments	1,077	(2,201)	7,307	(1,220)
Servicing income	3,942	1,702	10,352	4,475
Other	1,493	337	1,825	1,420
Total mortgage banking revenue	$42,014	$28,184	$112,808	$86,061

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at September 30, 2018 and September 30, 2017.

The increase in operating lease income in the current year periods compared to the prior year periods is primarily related to growth in business from the Company's leasing divisions.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2018	September 30, 2017
Salaries and employee benefits:
Salaries	$69,893	$57,689	$12,204	21%
Commissions and incentive compensation	34,046	32,095	1,951	6
Benefits	19,916	16,467	3,449	21
Total salaries and employee benefits	$123,855	$106,251	$17,604	17%
Equipment	10,827	9,947	880	9
Operating lease equipment depreciation	7,370	6,794	576	8
Occupancy, net	14,404	13,079	1,325	10
Data processing	9,335	7,851	1,484	19
Advertising and marketing	11,120	9,572	1,548	16
Professional fees	9,914	6,786	3,128	46
Amortization of other intangible assets	1,163	1,068	95	9
FDIC insurance	4,205	3,877	328	8
OREO expense, net	596	590	6	1
Other:
Commissions—3rd party brokers	1,059	990	69	7
Postage	2,205	1,814	391	22
Miscellaneous	17,584	14,956	2,628	18
Total other	$20,848	$17,760	$3,088	17%
Total Non-Interest Expense	$213,637	$183,575	$30,062	16%

	Nine months ended		$ Change	% Change
(Dollars in thousands)	September 30, 2018	September 30, 2017
Salaries and employee benefits:
Salaries	$198,855	$167,912	$30,943	18%
Commissions and incentive compensation	101,902	92,788	9,114	10
Benefits	57,209	51,369	5,840	11
Total salaries and employee benefits	357,966	312,069	45,897	15
Equipment	31,426	28,858	2,568	9
Operating lease equipment depreciation	20,843	17,092	3,751	22
Occupancy, net	41,834	38,766	3,068	8
Data processing	26,580	23,580	3,000	13
Advertising and marketing	31,726	23,448	8,278	35
Professional fees	23,047	18,956	4,091	22
Amortization of other intangible assets	3,164	3,373	(209)	(6)
FDIC insurance	13,165	11,907	1,258	11
OREO expense, net	4,502	2,994	1,508	50
Other:
Commissions—3rd party brokers	3,485	3,121	364	12
Postage	6,638	5,336	1,302	24
Miscellaneous	50,379	45,737	4,642	10
Total other	60,502	54,194	6,308	12
Total Non-Interest Expense	$614,755	$535,237	$79,518	15%

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the current period compared to the same period of 2017, primarily as a result of the addition of employees from the CSC and Veterans First acquisition and the growth of the Company, merit-based salary increases for current employees effective in February 2018, an increase of the minimum wage for eligible hourly employees effective in March 2018 and higher bonus and long-term performance-based incentive compensation due to higher earnings.

Operating lease equipment depreciation increased in the current quarter compared to the same period of 2017, primarily as a result of growth in business from the Company's leasing divisions.

Occupancy expense increased in the third quarter of 2018 compared to the same quarter of 2017, primarily as a result of higher maintenance and repairs and real estate taxes. Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises.

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

The increase in professional fees during the current quarter compared to the same period of 2017 is primarily related to higher fees on consulting services. The increase in consulting fees was driven by certain consulting agreements paid in relation to the acquisition of Delaware Place Bank totaling $2.1 million. Approximately $147,000 of additional payments will be made in the fourth quarter related to these agreements. Professional fees include legal, audit and tax fees, external loan review costs, consulting arrangements and normal regulatory exam assessments.

Income Taxes
The Company recorded income tax expense of $30.9 million in the third quarter of 2018 compared to $32.0 million in the second quarter of 2018 and $38.6 million in the third quarter of 2017. The effective tax rates were 25.13% in the third quarter of 2018, 26.33% in the second quarter of 2018 and 37.05% in the third quarter of 2017. During the nine months ended September 30, 2018, the Company recorded income tax expense of $89.0 million (25.24% effective tax rate) compared to $105.3 million (35.79% effective tax rate) for the same period of 2017. The lower effective tax rates for the 2018 quarterly and year-to-date periods as compared to 2017 were primarily due to the reduction of the federal statutory income tax rates effective in 2018 as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017. During the third quarter of 2018, the Company finalized the provisional amounts recorded for the year ended December 31, 2017 related to the Tax Cuts and Jobs Act and recorded an additional net tax benefit of $1.2 million. The effective tax rates were also impacted by excess tax benefits related to share-based compensation. These excess tax benefits were $370,000 in the third quarter of 2018 and $712,000 in the second quarter of 2018, compared to $1.1 million in the third quarter of 2017. Excess tax benefits were $3.7 million and $5.0 million for the year to date periods of 2018 and 2017, respectively. Excess tax benefits are expected to be higher in the first quarter when the majority of the Company's share-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

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

The community banking segment’s net interest income for the quarter ended September 30, 2018 totaled $202.4 million as compared to $176.5 million for the same period in 2017, an increase of $25.9 million, or 15%. On a year-to-date basis, net interest income for the segment increased by $84.8 million from $499.1 million for the nine months ended September 30, 2017 to $583.9 million for the nine months ended September 30, 2018. The increase in both three and nine month periods is primarily attributable to growth in earning assets and higher net interest margin. The community banking segment’s non-interest income totaled $69.8 million in the third quarter of 2018, an increase of $17.2 million, or 33%, when compared to the third quarter of 2017 total of $52.6 million. On a year-to-date basis, non-interest income totaled $192.0 million for the nine months ended September 30, 2018, an increase of $31.8 million, or 20%, compared to $160.3 million in the nine months ended September 30, 2017. The increase in non-interest income in the third quarter and year-to-date periods was primarily attributable to an increase in mortgage banking revenue, higher interest rate swap fees and increased service charges on deposit accounts. The community banking segment’s net income for the quarter ended September 30, 2018 totaled $63.7 million, an increase of $18.9 million as compared to net income in the third quarter of 2017 of $44.8 million. On a year-to-date basis, the community banking segment's net income was $187.4 million for the first nine months of 2018 as compared to $128.5 million for the first nine months of 2017.

The specialty finance segment's net interest income totaled $36.4 million for the quarter ended September 30, 2018, compared to $30.5 million for the same period in 2017, an increase of $5.9 million, or 19%. On a year-to-date basis, net interest income increased by $14.2 million in the first nine months of 2018 as compared to the first nine months of 2017. The increase during both periods is primarily attributable to growth in earning assets and higher yields on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $17.0 million and $16.3 million for the three month periods ended September 30, 2018 and 2017, respectively. On a year-to-date basis, non-interest income increased by $4.8 million in the first nine months of 2018 as compared to the first nine months of 2017. The increase in non-interest income in the current year periods is primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 40%, 36%, 18% and 6%, respectively, of the total revenues of our specialty finance business for the nine month period ended September 30, 2018. The net income of the specialty finance segment for the quarter ended September 30, 2018 totaled $23.0 million as compared to $17.0 million for the quarter ended September 30, 2017. On a year-to-date basis, the net income of the specialty finance segment for the nine months ended September 30, 2018 totaled $61.5 million as compared to $48.0 million for the nine months ended September 30, 2017.

The wealth management segment reported net interest income of $4.0 million for the third quarter of 2018 compared to $4.6 million in the same quarter of 2017. On a year-to-date basis, net interest income totaled $12.7 million for the first nine months of 2018 as compared to $14.5 million for the first nine months of 2017. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $874.8 million and $1.0 billion in the first nine months of 2018 and 2017, respectively. This segment recorded non-interest income of $23.5 million for the third quarter of 2018 compared to $20.4 million for the third quarter of 2017. On a year-to-date basis, the wealth management segment's non-interest income totaled $69.8 million during the first nine months of 2018 as compared to $61.7 million in the first nine months of 2017. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of financial advisors in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $5.2 million for the third quarter of 2018 compared to $3.8 million for the third quarter of 2017. On a year-to-date basis, the wealth management segment's net income totaled $14.6 million and $12.4 million for the nine month periods ended September 30, 2018 and 2017, respectively.

Financial Condition

Total assets were $30.1 billion at September 30, 2018, representing an increase of $2.8 billion, or 10%, when compared to September 30, 2017 and an increase of approximately $0.7 billion, or 9% on an annualized basis, when compared to June 30, 2018. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $26.3 billion at September 30, 2018, $25.7 billion at June 30, 2018, and $24.0 billion at September 30, 2017. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	September 30, 2018		June 30, 2018		September 30, 2017
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$380,235	1%	$403,967	2%	$336,604	1%
Loans, net of unearned income
Commercial	7,337,150	27	7,167,150	27	6,399,589	26
Commercial real estate	6,658,800	24	6,624,140	25	6,401,278	26
Home equity	589,242	2	609,455	2	679,668	2
Residential real estate	847,703	3	834,633	3	778,033	3
Premium finance receivables	7,257,505	27	6,912,264	26	6,470,190	26
Other loans	132,978	1	135,899	1	129,860	1
Total loans, net of unearned income excluding covered loans	$22,823,378	84%	$22,283,541	84%	$20,858,618	84%
Covered loans	—	—	—	—	48,415	—
Total average loans (1)	$22,823,378	84%	$22,283,541	84%	$20,907,033	84%
Liquidity management assets (2)	$4,132,611	15%	$3,765,372	14%	$3,737,619	15%
Other earning assets (3)	17,862	—	21,244	—	25,844	—
Total average earning assets	$27,354,086	100%	$26,474,124	100%	$25,007,100	100%
Total average assets	$29,525,109		$28,567,579		$27,012,295
Total average earning assets to total average assets		93%		93%		93%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $380.2 million in the third quarter of 2018, compared to $404.0 million in the second quarter of 2018 and $336.6 million in the third quarter of 2017. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.
Loans, net of unearned income. Average total loans, net of unearned income, totaled $22.8 billion in the third quarter of 2018, increasing $1.9 billion, or 9%, from the third quarter of 2017 and $539.8 million, or 10% on an annualized basis, from the second quarter of 2018. Combined, the commercial and commercial real estate loan categories comprised 61% of the average loan portfolio in both of the third quarter of 2018 and 2017. Growth realized in these categories for the third quarter of 2018 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts and the acquisition of CSC.

Home equity loan portfolio averaged $589.2 million in the third quarter of 2018, and decreased $90.4 million, or 13% from the average balance of $679.7 million in same period of 2017. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $847.7 million in the third quarter of 2018, and increased $69.7 million, or 9% from the average balance of $778.0 million in same period of 2017. Additionally, compared to the quarter ended June 30, 2018, the average balance increased $13.1 million, or 6% on an annualized basis. The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgage loans that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.

Average premium finance receivables totaled $7.3 billion in the third quarter of 2018, and accounted for 32% of the Company’s average total loans. The increase during the third quarter of 2018 compared to both the second quarter of 2018 and the third quarter of 2017 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $1.9 billion of premium finance receivables were originated in the third quarter of 2018 compared to $1.8 billion during the same period of 2017. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 40% and 60%, respectively, of the average total balance of premium finance receivables for the third quarter of 2018, and 42% and 58%, respectively, for the third quarter of 2017.

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

Other earning assets. Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business, Wintrust Investments activities involve the execution, settlement, and financing of various securities transactions. Wintrust Investments customer securities activities are transacted on either a cash or margin basis. In margin transactions, Wintrust Investments, under an agreement with an out-sourced securities firm, extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, Wintrust Investments executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose Wintrust Investments to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, Wintrust Investments under the agreement with the outsourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Wintrust Investments monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Nine Months Ended
	September 30, 2018		September 30, 2017
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$355,491	1%	$313,675	1%
Loans:
Commercial	7,115,633	27	6,173,563	26
Commercial real estate	6,624,613	25	6,306,508	26
Home equity	615,623	2	698,956	3
Residential real estate	837,389	3	747,487	3
Premium finance receivables	6,952,069	26	6,211,151	26
Other loans	131,500	1	126,167	1
Total loans, net of unearned income excluding covered loans	$22,276,827	84%	$20,263,832	85%
Covered loans	—	—	52,339	—
Total average loans (1)	$22,276,827	84%	$20,316,171	85%
Liquidity management assets (2)	$3,883,405	15%	$3,469,208	14%
Other earning assets (3)	22,190	—	25,612	—
Total average earning assets	$26,537,913	100%	$24,124,666	100%
Total average assets	$28,640,380		$26,096,809
Total average earning assets to total average assets		93%		92%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first nine months of 2018 increased $2.0 billion or 10% over the previous year period. Similar to the quarterly discussion above, approximately $942.1 million of this increase relates to the commercial portfolio, $318.1 million of this increase relates to the commercial real estate portfolio and $740.9 million of this increase relates to the premium finance receivables portfolio.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	September 30, 2018		December 31, 2017		September 30, 2017
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$7,473,958	32%	$6,787,677	31%	$6,456,034	31%
Commercial real estate	6,746,774	29	6,580,618	30	6,400,781	31
Home equity	578,844	3	663,045	3	672,969	3
Residential real estate	924,250	4	832,120	4	789,499	3
Premium finance receivables—commercial	2,885,327	12	2,634,565	12	2,664,912	13
Premium finance receivables—life insurance	4,398,971	19	4,035,059	19	3,795,474	18
Consumer and other	115,827	1	107,713	1	133,112	1
Total loans, net of unearned income, excluding covered loans	$23,123,951	100%	$21,640,797	100%	$20,912,781	100%
Covered loans	—	—	—	—	46,601	—
Total loans	$23,123,951	100%	$21,640,797	100%	$20,959,382	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios (excluding covered loans) as of September 30, 2018 and 2017:

	As of September 30, 2018			As of September 30, 2017
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$4,805,486	33.8%	$45,111	$4,120,533	32.0%	$38,708
Franchise	937,290	6.6	8,962	853,716	6.6	6,154
Mortgage warehouse lines of credit	171,860	1.2	1,350	194,370	1.5	1,438
Asset-based lending	1,033,851	7.3	9,389	896,336	7.0	7,683
Leases	509,675	3.6	1,338	381,394	3.0	1,208
PCI - commercial loans (1)	15,796	0.1	594	9,685	0.1	544
Total commercial	$7,473,958	52.6%	$66,744	$6,456,034	50.2%	$55,735
Commercial Real Estate:
Construction	$798,330	5.6%	$9,259	$673,977	5.2%	$7,565
Land	119,004	0.9	3,816	102,753	0.8	3,354
Office	940,777	6.6	6,339	880,951	6.9	6,249
Industrial	885,931	6.2	6,002	836,485	6.5	5,538
Retail	887,702	6.2	8,195	934,239	7.3	6,107
Multi-family	923,893	6.5	8,900	864,985	6.7	8,873
Mixed use and other	2,086,455	14.7	15,717	1,974,315	15.4	14,270
PCI - commercial real estate (1)	104,682	0.7	18	133,076	1.0	84
Total commercial real estate	$6,746,774	47.4%	$58,246	$6,400,781	49.8%	$52,040
Total commercial and commercial real estate	$14,220,732	100.0%	$124,990	$12,856,815	100.0%	$107,775

Commercial real estate - collateral location by state:
Illinois	$5,213,719	77.3%		$4,981,379	77.8%
Wisconsin	694,205	10.3		683,229	10.7
Total primary markets	$5,907,924	87.6%		$5,664,608	88.5%
Indiana	151,725	2.2		140,749	2.2
Florida	50,819	0.8		114,599	1.8
Arizona	58,880	0.9		58,192	0.9
Michigan	45,502	0.7		44,664	0.7
California	54,692	0.8		36,366	0.6
Other	477,232	7.0		341,603	5.3
Total	$6,746,774	100.0%		$6,400,781	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio, our allowance for loan losses in our commercial loan portfolio is $66.7 million as of September 30, 2018 compared to $55.7 million as of September 30, 2017.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 87.6% of our commercial real estate loan portfolio is located in this region as of September 30, 2018. While commercial real estate market conditions are generally considered to be good, a few of our specific markets have stress conditions. We have been able to effectively manage our total non-performing commercial real estate loans. As of September 30, 2018, our allowance for loan losses related to this portfolio is $58.2 million compared to $52.0 million as of September 30, 2017.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Mortgage warehouse lines portfolio totaled $171.9 million as of September 30, 2018 compared to $194.4 million as of September 30, 2017.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2018, our residential loan portfolio totaled $924.3 million, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of September 30, 2018, $16.1 million of our residential real estate mortgages, or 1.7% of our residential real estate loan portfolio were classified as nonaccrual, $1.9 million were 90 or more days past due and still accruing (0.2%), $2.3 million were 30 to 89 days past due (0.3%) and $904.0 million were current (97.8%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of September 30, 2018 and 2017 was $5.9 billion and $2.6 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB

ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option and the expected benefit of the potential buy-back is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $64.4 million at September 30, 2018, compared to no balance at September 30, 2017.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of September 30, 2018, approximately $1.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $1.7 billion in commercial insurance premium finance receivables in the third quarter of 2018 as compared to $1.6 billion of originations in the third quarter of 2017. During the nine months ended September 30, 2018 and 2017, FIRST Insurance Funding and FIFC Canada originated approximately $5.1 billion and $4.6 billion, respectively, in commercial insurance premium finance receivables

FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $200.0 million in life insurance premium finance receivables in the third quarter of 2018 as compared to $205.9 million of originations in the third quarter of 2017. During the nine months ended September 30, 2018 and 2017, Wintrust Life Finance originated approximately $654.6 million and $653.1 million, respectively, in life insurance premium finance receivables.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at September 30, 2018 by date at which the loans reprice or mature, and the type of rate exposure:

As of September 30, 2018	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$140,679	$1,016,116	$691,306	$1,848,101
Variable rate	5,619,143	6,714	—	5,625,857
Total commercial	$5,759,822	$1,022,830	$691,306	$7,473,958
Commercial real estate
Fixed rate	378,163	1,860,693	283,884	2,522,740
Variable rate	4,194,363	28,461	1,210	4,224,034
Total commercial real estate	$4,572,526	$1,889,154	$285,094	$6,746,774
Home equity
Fixed rate	10,787	11,906	27,167	49,860
Variable rate	528,984	—	—	528,984
Total home equity	$539,771	$11,906	$27,167	$578,844
Residential real estate
Fixed rate	32,621	23,239	206,214	262,074
Variable rate	60,733	274,323	327,120	662,176
Total residential real estate	$93,354	$297,562	$533,334	$924,250
Premium finance receivables - commercial
Fixed rate	2,811,527	73,800	—	2,885,327
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$2,811,527	$73,800	$—	$2,885,327
Premium finance receivables - life insurance
Fixed rate	12,739	2,855	3,955	19,549
Variable rate	4,379,422	—	—	4,379,422
Total premium finance receivables - life insurance	$4,392,161	$2,855	$3,955	$4,398,971
Consumer and other
Fixed rate	70,151	9,729	2,313	82,193
Variable rate	33,592	42	—	33,634
Total consumer and other	$103,743	$9,771	$2,313	$115,827
Total per category
Fixed rate	3,456,667	2,998,338	1,214,839	7,669,844
Variable rate	14,816,237	309,540	328,330	15,454,107
Total loans, net of unearned income, excluding covered loans	$18,272,904	$3,307,878	$1,543,169	$23,123,951
Variable Rate Loan Pricing by Index:
Prime	$2,457,259
One- month LIBOR	7,772,158
Three- month LIBOR	457,638
Twelve- month LIBOR	4,529,883
Other	237,169
Total variable rate	$15,454,107

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

Non-performing Assets, excluding covered assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	September 30, 2018	June 30, 2018	December 31, 2017 (3)	September 30, 2017
Loans past due greater than 90 days and still accruing (1):
Commercial	$5,122	$—	$—	$—
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	—	—	3,278	—
Premium finance receivables—commercial	7,028	5,159	9,242	9,584
Premium finance receivables—life insurance	—	—	—	6,740
Consumer and other	233	224	40	159
Total loans past due greater than 90 days and still accruing	12,383	5,383	12,560	16,483
Non-accrual loans (2):
Commercial	58,587	18,388	15,696	13,931
Commercial real estate	17,515	19,195	22,048	14,878
Home equity	8,523	9,096	8,978	7,581
Residential real estate	16,062	15,825	17,977	14,743
Premium finance receivables—commercial	13,802	14,832	12,163	9,827
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	355	563	740	540
Total non-accrual loans	114,844	77,899	77,602	61,500
Total non-performing loans:
Commercial	63,709	18,388	15,696	13,931
Commercial real estate	17,515	19,195	22,048	14,878
Home equity	8,523	9,096	8,978	7,581
Residential real estate	16,062	15,825	21,255	14,743
Premium finance receivables—commercial	20,830	19,991	21,405	19,411
Premium finance receivables—life insurance	—	—	—	6,740
Consumer and other	588	787	780	699
Total non-performing loans	$127,227	$83,282	$90,162	$77,983
Other real estate owned	14,924	18,925	20,244	17,312
Other real estate owned—from acquisitions	13,379	16,406	20,402	20,066
Other repossessed assets	294	305	153	301
Total non-performing assets	$155,824	$118,918	$130,961	$115,662
TDRs performing under the contractual terms of the loan agreement	31,487	57,249	39,683	26,972
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.85%	0.25%	0.23%	0.22%
Commercial real estate	0.26	0.29	0.34	0.23
Home equity	1.47	1.53	1.35	1.13
Residential real estate	1.74	1.77	2.55	1.87
Premium finance receivables—commercial	0.72	0.71	0.81	0.73
Premium finance receivables—life insurance	—	—	—	0.18
Consumer and other	0.51	0.65	0.72	0.53
Total non-performing loans	0.55%	0.37%	0.42%	0.37%
Total non-performing assets, as a percentage of total assets	0.52%	0.40%	0.47%	0.42%
Allowance for loan losses as a percentage of total non-performing loans	117.71%	172.19%	152.95%	170.70%

(1)
Loans past due greater than 90 days and still accruing interest included TDRs totaling $5.1 million as of September 30, 2018. As of June 30, 2018, December 31, 2017 and September 30, 2017, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $34.7 million, $8.1 million, $10.1 million and $6.2 million as of September 30, 2018, June 30, 2018, December 31, 2017 and September 30, 2017 respectively.
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

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at September 30, 2018 and June 30, 2018:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of September 30, 2018
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$41,322	$—	$2,535	$16,451	$4,745,178	$4,805,486
Franchise	16,351	5,122	—	—	915,817	937,290
Mortgage warehouse lines of credit	—	—	3,000	—	168,860	171,860
Asset-based lending	910	—	590	9,083	1,023,268	1,033,851
Leases	4	—	—	80	509,591	509,675
PCI - commercial (1)	—	3,372	15	—	12,409	15,796
Total commercial	58,587	8,494	6,140	25,614	7,375,123	7,473,958
Commercial real estate
Construction	1,554	—	1,823	16,228	778,725	798,330
Land	228	—	365	—	118,411	119,004
Office	1,532	—	4,058	3,021	932,166	940,777
Industrial	178	—	122	145	885,486	885,931
Retail	10,586	—	4,570	10,645	861,901	887,702
Multi-family	318	—	—	1,162	922,413	923,893
Mixed use and other	3,119	—	9,654	11,503	2,062,179	2,086,455
PCI - commercial real estate (1)	—	5,578	6,448	1,380	91,276	104,682
Total commercial real estate	17,515	5,578	27,040	44,084	6,652,557	6,746,774
Home equity	8,523	—	1,075	3,478	565,768	578,844
Residential real estate, including PCI	16,062	1,865	1,714	603	904,006	924,250
Premium finance receivables
Commercial insurance loans	13,802	7,028	5,945	13,239	2,845,313	2,885,327
Life insurance loans	—	—	—	22,016	4,203,465	4,225,481
PCI - life insurance loans (1)	—	—	—	—	173,490	173,490
Consumer and other, including PCI	355	295	430	329	114,418	115,827
Total loans, net of unearned income	$114,844	$23,260	$42,344	$109,363	$22,834,140	$23,123,951

Aging as a % of Loan Balance: As of September 30, 2018	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.9%	—%	0.1%	0.3%	98.7%	100.0%
Franchise	1.7	0.5	—	—	97.8	100.0
Mortgage warehouse lines of credit	—	—	1.7	—	98.3	100.0
Asset-based lending	0.1	—	0.1	0.9	98.9	100.0
Leases	—	—	—	—	100.0	100.0
PCI - commercial (1)	—	21.3	0.1	—	78.6	100.0
Total commercial	0.8	0.1	0.1	0.3	98.7	100.0
Commercial real estate
Construction	0.2	—	0.2	2.0	97.6	100.0
Land	0.2	—	0.3	—	99.5	100.0
Office	0.2	—	0.4	0.3	99.1	100.0
Industrial	—	—	—	—	100.0	100.0
Retail	1.2	—	0.5	1.2	97.1	100.0
Multi-family	—	—	—	0.1	99.9	100.0
Mixed use and other	0.1	—	0.5	0.6	98.8	100.0
PCI - commercial real estate (1)	—	5.3	6.2	1.3	87.2	100.0
Total commercial real estate	0.3	0.1	0.4	0.7	98.5	100.0
Home equity	1.5	—	0.2	0.6	97.7	100.0
Residential real estate, including PCI	1.7	0.2	0.2	0.1	97.8	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.2	0.2	0.5	98.6	100.0
Life insurance loans	—	—	—	0.5	99.5	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.3	0.3	0.4	0.3	98.7	100.0
Total loans, net of unearned income	0.5%	0.1%	0.2%	0.5%	98.7%	100.0%

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of June 30, 2018
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$13,543	$—	1,384	9,196	4,597,666	4,621,789
Franchise	2,438	—	408	—	954,493	957,339
Mortgage warehouse lines of credit	—	—	—	—	200,060	200,060
Asset-based lending	2,158	—	1,146	6,411	1,033,040	1,042,755
Leases	249	—	—	89	458,276	458,614
PCI - commercial (1)	—	882	126	227	7,268	8,503
Total commercial	18,388	882	3,064	15,923	7,250,803	7,289,060
Commercial real estate
Construction	1,554	—	—	1,098	804,583	807,235
Land	228	—	—	478	114,651	115,357
Office	1,333	—	207	1,403	891,406	894,349
Industrial	185	—	—	1,126	881,214	882,525
Retail	11,540	—	372	5,473	850,254	867,639
Multi-family	342	—	—	611	951,095	952,048
Mixed use and other	4,013	—	408	9,856	1,934,965	1,949,242
PCI - commercial real estate (1)	—	3,194	3,132	7,637	92,726	106,689
Total commercial real estate	19,195	3,194	4,119	27,682	6,520,894	6,575,084
Home equity	9,096	—	—	3,226	581,178	593,500
Residential real estate, including PCI	15,825	1,472	3,637	1,534	873,002	895,470
Premium finance receivables
Commercial insurance loans	14,832	5,159	8,848	10,535	2,794,078	2,833,452
Life insurance loans	—	—	26,770	17,211	4,074,685	4,118,666
PCI - life insurance loans (1)	—	—	—	—	183,622	183,622
Consumer and other, including PCI	563	286	150	310	120,397	121,706
Total loans, net of unearned income	$77,899	$10,993	$46,588	$76,421	$22,398,659	$22,610,560

Aging as a % of Loan Balance: As of June 30, 2018	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.3%	—%	—%	0.2%	99.5%	100.0%
Franchise	0.3	—	—	—	99.7	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.2	—	0.1	0.6	99.1	100.0
Leases	0.1	—	—	—	99.9	100.0
PCI - commercial (1)	—	10.4	1.5	2.7	85.4	100.0
Total commercial	0.3	—	—	0.2	99.5	100.0
Commercial real estate
Construction	0.2	—	—	0.1	99.7	100.0
Land	0.2	—	—	0.4	99.4	100.0
Office	0.1	—	—	0.2	99.7	100.0
Industrial	—	—	—	0.1	99.9	100.0
Retail	1.3	—	—	0.6	98.1	100.0
Multi-family	—	—	—	0.1	99.9	100.0
Mixed use and other	0.2	—	—	0.5	99.3	100.0
PCI - commercial real estate (1)	—	3.0	2.9	7.2	86.9	100.0
Total commercial real estate	0.3	—	0.1	0.4	99.2	100.0
Home equity	1.5	—	—	0.5	98.0	100.0
Residential real estate, including PCI	1.8	0.2	0.4	0.2	97.4	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.2	0.3	0.4	98.6	100.0
Life insurance loans	—	—	0.6	0.4	99.0	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.5	0.2	0.1	0.3	98.9	100.0
Total loans, net of unearned income	0.3%	—%	0.2%	0.3%	99.2%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of September 30, 2018, $42.3 million of all loans or 0.2%, were 60 to 89 days past due and $109.4 million of all loans or 0.5%, were 30 to 59 days (or one payment) past due. As of June 30, 2018, $46.6 million of all loans or 0.2%, were 60 to 89 days past due and $76.4 million, or 0.3%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at September 30, 2018 that were current with regard to the contractual terms of the loan agreement represent 97.7% of the total home equity portfolio. Residential real estate loans at September 30, 2018 that were current with regards to the contractual terms of the loan agreements comprise 97.8% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2018	2017	2018	2017
Balance at beginning of period	$83,282	$69,050	$90,162	$87,454
Additions, net	56,864	10,622	73,875	30,119
Return to performing status	(3,782)	(603)	(8,294)	(3,170)
Payments received	(6,212)	(6,633)	(13,370)	(22,931)
Transfer to OREO and other repossessed assets	(659)	(1,072)	(6,168)	(5,276)
Charge-offs	(3,108)	(2,295)	(8,631)	(7,919)
Net change for niche loans (1)	842	8,914	(347)	(294)
Balance at end of period	$127,227	$77,983	$127,227	$77,983

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for loan losses was appropriate at September 30, 2018, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, excluding covered loans

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Allowance for loan losses at beginning of period	$143,402	$129,591	$137,905	$122,291
Provision for credit losses	11,042	7,942	24,431	22,210
Other adjustments	(18)	(39)	(102)	(125)
Reclassification to allowance for unfunded lending-related commitments	(2)	94	24	62
Charge-offs:
Commercial	3,219	2,265	8,116	3,819
Commercial real estate	208	989	1,176	3,235
Home equity	561	968	1,530	3,224
Residential real estate	337	267	1,088	742
Premium finance receivables—commercial	2,512	1,716	10,487	5,021
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	144	213	732	522
Total charge-offs	6,981	6,418	23,129	16,563
Recoveries:
Commercial	304	801	1,232	1,635
Commercial real estate	193	323	4,267	1,153
Home equity	142	178	436	387
Residential real estate	466	55	2,028	287
Premium finance receivables—commercial	1,142	499	2,502	1,515
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	66	93	162	267
Total recoveries	2,313	1,949	10,627	5,244
Net charge-offs	(4,668)	(4,469)	(12,502)	(11,319)
Allowance for loan losses at period end	$149,756	$133,119	$149,756	$133,119
Allowance for unfunded lending-related commitments at period end	1,245	1,276	1,245	1,276
Allowance for credit losses at period end	$151,001	$134,395	$151,001	$134,395
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.16%	0.09%	0.13%	0.05%
Commercial real estate	0.00	0.04	(0.06)	0.04
Home equity	0.28	0.46	0.24	0.54
Residential real estate	(0.06)	0.11	(0.15)	0.08
Premium finance receivables—commercial	0.19	0.18	0.39	0.18
Premium finance receivables—life insurance	0.00	0.00	0.00	0.00
Consumer and other	0.23	0.37	0.58	0.27
Total loans, net of unearned income, excluding covered loans	0.08%	0.08%	0.08%	0.07%
Net charge-offs as a percentage of the provision for credit losses	42.27%	56.27%	51.17%	50.96%
Loans at period-end, excluding covered loans	$23,123,951	$20,912,781
Allowance for loan losses as a percentage of loans at period end	0.65%	0.64%
Allowance for credit losses as a percentage of loans at period end	0.65%	0.64%

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.2 million and $1.3 million as of September 30, 2018 and September 30, 2017, respectively.

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

At September 30, 2018, the Company had $132.5 million of impaired loans with $83.3 million of this balance requiring $14.4 million of specific impairment reserves. At June 30, 2018, the Company had $120.3 million of impaired loans with $40.0 million of this balance requiring $8.5 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from June 30, 2018 to September 30, 2018 occurred within the commercial, industrial and other and commercial franchise portfolios. The recorded investment and specific impairment reserves in commercial, industrial and other portfolio increased by $27.6 million and $5.3 million, respectively, which was primarily the result of certain loans becoming nonperforming and requiring $5.9 million of specific impairment reserve during the third quarter of 2018. The recorded investment and specific impairment reserves in commercial franchise portfolio increased by $13.9 million and $430,000, respectively, which was primarily the result of one relationship becoming non-performing and requiring $1.6 million of specific impairment reserve. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

In 2018, the Company modified its historical loss experience analysis by incorporating eight-year average loss rate assumptions for its historical loss experience to capture an extended credit cycle. The current eight-year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three-, four-, five- and six-year average historical loss rates on a quarterly basis as a comparison.

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

TDRs

At September 30, 2018, the Company had $66.2 million in loans modified in TDRs. The $66.2 million in TDRs represents 111 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $65.3 million representing 94 credits at June 30, 2018 and increased from $33.2 million representing 78 credits at September 30, 2017.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was reviewed for impairment at September 30, 2018 and approximately $3.9 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at September 30, 2018, the Company was committed to lend an additional $720,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	September 30,	June 30,	September 30,
(Dollars in thousands)	2018	2018	2017
Accruing TDRs:
Commercial	$8,794	$37,560	$3,774
Commercial real estate	14,160	15,086	16,475
Residential real estate and other	8,533	4,603	6,723
Total accruing TDRs	$31,487	$57,249	$26,972
Non-accrual TDRs: (1)
Commercial	$30,452	$1,671	$2,493
Commercial real estate	1,326	1,362	1,492
Residential real estate and other	2,954	5,028	2,226
Total non-accrual TDRs	$34,732	$8,061	$6,211
Total TDRs:
Commercial	$39,246	$39,231	$6,267
Commercial real estate	15,486	16,448	17,967
Residential real estate and other	11,487	9,631	8,949
Total TDRs	$66,219	$65,310	$33,183
Weighted-average contractual interest rate of TDRs	5.48%	5.46%	4.39%

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of September 30, 2018 and September 30, 2017, and shows the changes in the balance during those periods:

Three Months Ended September 30, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$39,231	$16,448	$9,631	$65,310
Additions during the period	554	—	3,679	4,233
Reductions:
Charge-offs	—	—	(83)	(83)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status	(395)	(461)	—	(856)
Payments received	(144)	(501)	(1,740)	(2,385)
Balance at period end	$39,246	$15,486	$11,487	$66,219

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Three Months Ended September 30, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$4,996	$19,188	$8,907	$33,091
Additions during the period	1,407	—	256	1,663
Reductions:
Charge-offs	—	—	(31)	(31)
Transferred to OREO and other repossessed assets	—	(160)	(69)	(229)
Removal of TDR loan status (1)	—	—	—	—
Payments received	(136)	(1,061)	(114)	(1,311)
Balance at period end	$6,267	$17,967	$8,949	$33,183

Nine Months Ended September 30, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,917	$17,500	$8,369	$49,786
Additions during the period	18,838	144	5,846	24,828
Reductions:
Charge-offs	(2,208)	—	(453)	(2,661)
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	(395)	(631)	—	(1,026)
Payments received	(906)	(1,527)	(2,275)	(4,708)
Balance at period end	$39,246	$15,486	$11,487	$66,219

Nine Months Ended September 30, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,130	$28,146	$7,432	$41,708
Additions during the period	1,502	1,245	2,639	5,386
Reductions:
Charge-offs	(315)	(925)	(108)	(1,348)
Transferred to OREO and other repossessed assets	—	(770)	(165)	(935)
Removal of TDR loan status (1)	(610)	(2,331)	—	(2,941)
Payments received	(440)	(7,398)	(849)	(8,687)
Balance at period end	$6,267	$17,967	$8,949	$33,183

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance at beginning of period	$35,331	$39,361	$40,646	$40,282
Disposal/resolved	(7,291)	(2,391)	(15,527)	(9,305)
Transfers in at fair value, less costs to sell	349	898	6,939	7,131
Transfers in from covered OREO subsequent to loss share expiration	—	—	—	760
Additions from acquisition	1,418	—	1,418	—
Fair value adjustments	(1,504)	(490)	(5,173)	(1,490)
Balance at end of period	$28,303	$37,378	$28,303	$37,378

	Period End
(Dollars in thousands)	September 30, 2018	June 30, 2018	September 30, 2017
Residential real estate	$3,735	$5,155	$7,236
Residential real estate development	1,952	2,205	676
Commercial real estate	22,616	27,971	29,466
Total	$28,303	$35,331	$37,378

Deposits

Total deposits at September 30, 2018 were $24.9 billion, an increase of $2.0 billion, or 9%, compared to total deposits at September 30, 2017. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of September 30, 2018:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of September 30, 2018 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$75,033	$38,489	$107,833	$880,119	$1,101,474	1.39%
4-6 months	59	27,323	—	831,304	858,686	1.45%
7-9 months	249	22,001	—	817,515	839,765	1.63%
10-12 months	75,019	22,576	—	641,856	739,451	1.71%
13-18 months	—	19,863	—	670,023	689,886	1.78%
19-24 months	—	4,859	—	582,323	587,182	2.35%
24+ months	1,000	19,346	—	623,248	643,594	2.46%
Total	$151,360	$154,457	$107,833	$5,046,388	$5,460,038	1.76%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	September 30, 2018		June 30, 2018		September 30, 2017
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$6,461,195	26%	$6,539,731	27%	$6,419,326	29%
NOW and interest bearing demand deposits	2,519,445	10	2,295,268	10	2,344,848	10
Wealth management deposits	2,517,141	10	2,365,191	10	2,320,674	10
Money market	5,369,324	22	4,883,645	21	4,471,342	20
Savings	2,672,077	11	2,702,665	12	2,581,946	11
Time certificates of deposit	5,214,637	21	4,557,187	20	4,573,081	20
Total average deposits	$24,753,819	100%	$23,343,687	100%	$22,711,217	100%

Total average deposits for the third quarter of 2018 were $24.8 billion, an increase of $2.0 billion, or 9.0%, from the third quarter of 2017. The increase in average deposits is primarily attributable to the CSC acquisition and branch openings along with additional deposits associated with relationships from marketing efforts during 2018.

Wealth management deposits are funds from the brokerage customers of Wintrust Investments, the trust and asset management customers of the Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks (“wealth management deposits” in the table above). Wealth Management deposits consist primarily of money market accounts. Consistent with reasonable interest rate risk parameters, these funds have generally been invested in loan production of the banks as well as other investments suitable for banks.

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

	September 30,		December 31,
(Dollars in thousands)	2018	2017	2017	2016	2015
Total deposits	$24,916,715	$22,895,063	$23,183,347	$21,658,632	$18,639,634
Brokered deposits	1,842,895	1,280,492	1,445,306	1,159,475	862,026
Brokered deposits as a percentage of total deposits	7.4%	5.6%	6.2%	5.4%	4.6%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	September 30,	June 30,	September 30,
(Dollars in thousands)	2018	2018	2017
FHLB advances	$429,739	$1,006,407	$324,996
Other borrowings:
Notes payable	46,913	33,645	44,878
Short-term borrowings	16,814	14,985	34,674
Secured borrowings	156,399	142,948	139,549
Other	48,152	48,488	49,749
Total other borrowings	$268,278	$240,066	$268,850
Subordinated notes	139,155	139,125	139,035
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$1,090,738	$1,639,164	$986,447
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $615.0 million at September 30, 2018, compared to $667.0 million at June 30, 2018 and $469.0 million at September 30, 2017.

Notes payable balances as of September 30, 2018 represent the balances on a $200.0 million loan agreement with unaffiliated banks consisting of a $50.0 million revolving credit facility and a $150.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At September 30, 2018, the Company had a balance under the term facility of $149.8 million. The Company was contractually required to borrow the entire amount of the term facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At September 30, 2018 the Company had no outstanding balance on the $50.0 million revolving credit facility.

In connection with the establishment of the $200.0 million loan agreement, all outstanding notes payable balances under a $150.0 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility were paid in full. This $150.0 million loan agreement was also available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2018 and September 30, 2017, the Company had a balance under the term facility of $30.0 million and $41.2 million, respectively. At June 30, 2018 and September 30, 2017, the Company had no outstanding balance on the $75.0 million revolving credit facility.
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $17.4 million at September 30, 2018 compared to $21.4 million at June 30, 2018 and $20.0 million at September 30, 2017. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $147.2 million at September 30, 2018 compared to $144.6 million at June 30, 2018 and $128.3 million at September 30, 2017. At September 30, 2018, the interest rate of the Canadian Secured Borrowing was 2.7189%. The remaining balance within secured borrowings at March 31, 2018 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other borrowings at September 30, 2018 include a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At September 30, 2018, the Fixed-Rate Promissory Note had a balance of $48.0 million compared to $48.4 million at June 30, 2018 and $49.3 million at September 30, 2017. Under the Fixed-Rate Promissory Note, the Company makes monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. At September 30, 2018, there were no non-recourse notes related to certain capital leases.

At September 30, 2018, the Company had outstanding subordinated notes totaling $139.2 million compared to $139.1 million and $139.1 million outstanding at June 30, 2018 and September 30, 2017, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of September 30, 2018, June 30, 2018 and September 30, 2017. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At September 30, 2018, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

See Notes 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	September 30, 2018	June 30, 2018	September 30, 2017
Leverage ratio	9.3%	9.4%	9.2%
Tier 1 capital to risk-weighted assets	10.0	10.0	10.0
Common equity Tier 1 capital to risk-weighted assets	9.5	9.6	9.5
Total capital to risk-weighted assets	12.0	12.1	12.2
Total average equity-to-total average assets(1)	10.6	10.7	10.7

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January, April and July of 2018, the Company declared a quarterly cash dividend of $0.19 per common share. In January, April, July and October of 2017, the Company declared a quarterly cash dividend of $0.14 per common share.

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

The Company believes that it has sufficient funds and access to funds to meet its working capital and other needs. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest-Earning Assets, -Deposits, -

Other Funding Sources and -Shareholders’ Equity sections of this report for additional information regarding the Company’s liquidity position.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2017 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

•
economic conditions that affect the economy, housing prices, the job market and other factors that may adversely affect the Company’s liquidity and the performance of its loan portfolios, particularly in the markets in which it operates;

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at September 30, 2018, June 30, 2018 and September 30, 2017 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2018	18.1%	9.1%	(10.0)%
June 30, 2018	19.3%	9.7%	(10.7)%
September 30, 2017	19.5%	9.8%	(12.9)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
September 30, 2018	8.5%	4.3%	(4.2)%
June 30, 2018	8.7%	4.5%	(4.4)%
September 30, 2017	9.0%	4.6%	(5.3)%

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps, floors and collars, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 15 of the Consolidated Financial Statements in Item 1 of this report for further information on the Company’s derivative financial instruments.

During the first nine months of 2018 and 2017, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of September 30, 2018 and 2017.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue or to transfer venue. Argument on the motions to dismiss were heard on June 12, 2018. The motion to dismiss for lack of subject matter jurisdiction was denied on August 14, 2018 and the defendants’ motion to transfer venue denied on October 2, 2018. Wintrust Mortgage has appealed the denial of its motion to dismiss based on improper venue and its motion to transfer venue.

On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court has considered the request and indicated her willingness to allow Lehman Holdings to assert the additional claims, but no determination of the procedure Lehman Holdings should use to assert the new claims, whether via amendment or a supplemental pleading, has been made. Lehman Holdings has not provided Wintrust Mortgage with sufficient information to allow Wintrust Mortgage to assess the merits of Lehman Holding’s additional claims or to estimate either the likelihood or amount of any potential liability for the additional claims.

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

On April 9, 2018, JPMorgan Chase & Co. as successor in interest to Bear Stearns and certain related Bear Stearns entities (collectively, “JPMC”) sent a demand letter to Wintrust Mortgage asserting an indemnification claim of approximately $4.6 million. JPMC alleges that it incurred this loss due to its reliance on misrepresentations in the loans Wintrust Mortgage originated, underwrote and sold to JPMC in the years prior to 2009. JPMC has since amended and reduced its claim to an immaterial amount. JPMC has not provided Wintrust Mortgage with sufficient information concerning the loans allegedly at issue to allow Wintrust Mortgage to assess the merits of JPMC’s allegations or to estimate either the likelihood or amount of any potential liability.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2018. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:

(a)	Exhibits

10.1
Credit Agreement, dated as of September 18, 2018, among the Company, the lenders named therein, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	November 9, 2018	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)