Form 10-K
period 2018-12-31
WINTRUST FINANCIAL CORP
filed 2019-02-28
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to
Commission File Number 001-35077
Wintrust Financial Corporation
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 W. Higgins Road, Suite 800
Rosemont, Illinois 60018
(Address of principal executive offices)

Registrant’s telephone number, including area code: (847) 939-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value Series D Preferred Stock, no par value	The NASDAQ Global Select Market The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2018 (the last business day of the registrant’s most recently completed second quarter), determined using the closing price of the common stock on that day of $87.05, as reported by the NASDAQ Global Select Market, was $4,860,291,899.

As of February 26, 2019, the registrant had 56,507,442 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 23, 2019 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Overview

Wintrust Financial Corporation, an Illinois corporation (“we,” “Wintrust” or “the Company”), which was incorporated in 1992, is a financial holding company based in Rosemont, Illinois, with total assets of approximately $31.2 billion as of December 31, 2018. We conduct our businesses through three segments: community banking, specialty finance and wealth management. All segment measurements discussed below are based on the reportable segments and do not reflect intersegment eliminations.

We provide community-oriented, personal and commercial banking services to customers located in the Chicago metropolitan area, southern Wisconsin and northwest Indiana (“our market area”) through our fifteen wholly-owned-banking subsidiaries (collectively, the “banks”), as well as the origination and purchase of residential mortgages for sale into the secondary market through Wintrust Mortgage, a division of Barrington Bank and Trust Company, N.A. (“Barrington Bank”). For the years ended December 31, 2018, 2017 and 2016, the community banking segment had net revenues of $1.0 billion, $889 million and $819 million, respectively, and net income of $241 million, $175 million and $145 million, respectively. The community banking segment had total assets of $25.4 billion, $22.8 billion and $21.2 billion as of December 31, 2018, 2017 and 2016, respectively. The community banking segment accounted for approximately 77% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2018.

We provide specialty finance services, including financing for the payment of commercial insurance premiums and life insurance premiums (“premium finance receivables”) on a national basis through FIRST Insurance Funding (“FIRST Insurance Funding”), a division of our wholly-owned subsidiary Lake Forest Bank & Trust Company, N.A. ("Lake Forest Bank"), and Wintrust Life Finance (“Wintrust Life Finance”), a division of Lake Forest Bank, and in Canada through our premium finance company, First Insurance Funding of Canada (“FIFC Canada”), lease financing and other direct leasing opportunities through our wholly-owned subsidiary, Wintrust Asset Finance, and short-term accounts receivable financing and outsourced administrative services through our wholly-owned subsidiary, Tricom, Inc. of Milwaukee (“Tricom”). For the years ended December 31, 2018, 2017 and 2016, the specialty finance segment had net revenues of $203 million, $179 million and $148 million, respectively, and net income of $82 million, $66 million and $49 million, respectively. The specialty finance segment had total assets of $5.1 billion, $4.5 billion and $3.9 billion as of December 31, 2018, 2017 and 2016, respectively. The specialty finance segment accounted for 15% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2018.

We provide a full range of wealth management services primarily to customers in our market area through four separate subsidiaries, The Chicago Trust Company, N.A. (“CTC”), Wintrust Investments, LLC (“Wintrust Investments”), Great Lakes Advisors, LLC (“Great Lakes Advisors”) and Chicago Deferred Exchange Company, LLC ("CDEC"). For the years ended December 31, 2018, 2017 and 2016, the wealth management segment had net revenues of $109 million, $103 million and $97 million, respectively, and net income of $20 million, $17 million and $13 million, respectively. The wealth management segment had total assets of $733 million, $618 million and $612 million as of December 31, 2018, 2017 and 2016, respectively. The wealth management segment accounted for 8% of our consolidated net revenues, excluding intersegment eliminations, for the year ended December 31, 2018.

Our Business and Reporting Segments

As set forth in Note 24, “Segment Information,” our operations consist of three primary segments: community banking, specialty finance and wealth management. The three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each segment’s customer base has varying characteristics and each segment has a different regulatory environment. While the Company’s management monitors each of the fifteen bank subsidiaries’ operations and profitability separately, these subsidiaries have been aggregated into one reportable operating segment due to the similarities in products and services, customer base, operations, profitability measures and economic characteristics.

Community Banking

Through our community banking segment, our banks provide community-oriented, personal and commercial banking services to customers located in our market area. Our customers include individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the banks' local service areas. The banks have a strategy to provide comprehensive community-focused banking services. In keeping with this strategy, the banks provide highly personalized and responsive service, a characteristic of locally-owned and managed institutions. As such, the banks compete for deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through the interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan and cash management products. Using our decentralized corporate structure to our advantage, we offer our MaxSafe® deposit accounts, which provide customers with expanded Federal Deposit Insurance Corporation (“FDIC”) insurance coverage by spreading a customer's deposit across our fifteen banks. This product differentiates our banks from many of our competitors that have consolidated their bank charters into branches. We also have downtown Chicago and Milwaukee offices that work with each of our banks to capture commercial and industrial business. Our commercial and industrial lenders in our downtown offices operate in close partnership with lenders at our community banks. By combining our expertise in the commercial and industrial sector with our high level of personal service and a full suite of banking products, we believe we create another point of differentiation from both our larger and smaller competitors. Our banks also offer home equity, consumer, and real estate loans, safe deposit facilities, ATMs, internet banking and other innovative and traditional services specially tailored to meet the needs of customers in their market areas.

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

We now own fifteen banks, including eight Illinois-chartered banks: Hinsdale Bank and Trust Company (“Hinsdale Bank”), Wintrust Bank, Libertyville Bank and Trust Company (“Libertyville Bank”), Northbrook Bank & Trust Company (“Northbrook Bank”), Village Bank & Trust (“Village Bank”), Wheaton Bank & Trust Company (“Wheaton Bank”), State Bank of the Lakes and St. Charles Bank & Trust Company (“St. Charles Bank”). In addition, we have one Wisconsin-chartered bank, Town Bank, and six nationally chartered banks: Lake Forest Bank, Barrington Bank, Crystal Lake Bank & Trust Company, N.A. (“Crystal Lake Bank”), Schaumburg Bank & Trust Company, N.A. (“Schaumburg Bank”), Beverly Bank & Trust Company, N.A. (“Beverly Bank”) and Old Plank Trail Community Bank, N.A. (“Old Plank Trail Bank”). As of December 31, 2018, we had 167 banking locations.

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

We also engage in the retail origination and correspondent purchase of residential mortgages through Wintrust Mortgage as well as consumer direct lending primarily to veterans through our Veterans First brand. Certain originated loans are sold to unaffiliated companies or the Company's banks with servicing remaining within Wintrust Mortgage operations. Wintrust Mortgage maintains retail mortgage offices in a number of states, with the largest concentration located in the Chicago, Minneapolis and Los Angeles metropolitan areas.

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

The commercial and property premium finance business is subject to regulation in the majority of states. Regulation typically governs notices to borrowers prior to cancellation of a policy and required communication to insurance agents and insurance companies. FIRST Insurance Funding offers financing of commercial insurance policies in all 50 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands.  FIRST Insurance Funding’s legal department regularly monitors changes to regulations and updates policies and programs accordingly.

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

The life insurance premium finance business is subject to banking regulations but is not subject to additional regulatory regimes (e.g. additional state regulation). Wintrust Life Finance's compliance department regularly monitors the regulatory environment and the company's compliance with existing regulations. Wintrust Life Finance maintains a policy prohibiting the known financing of stranger-originated life insurance and has established procedures to identify and prevent the company from financing such policies. While a carrier could potentially put at risk the cash surrender value of a policy, which serves as Wintrust Life Finance's primary collateral, by challenging the validity of the insurance contract for lack of an insurable interest, Wintrust Life Finance believes it has strong counterclaims against any such claims by carriers, in addition to recourse to borrowers and guarantors as well as to additional collateral in certain cases.

Premium finance loans made by FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the United States and Canada. Our premium finance receivables balances finance insurance policies that are spread among a large number of insurers, however one of the insurers represents approximately 15% of such balances and two additional insurers represent approximately 6% and 4%, respectively, of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. In the event ratings fall below certain levels, most of Wintrust Life Finance's life insurance premium finance policies provide for an event of default and allow Wintrust Life Finance to have recourse to borrowers and guarantors as well as to additional collateral in certain cases. For the commercial premium finance business, the term of the loans is sufficiently short such that in the event of a decline in carrier ratings, FIRST Insurance Funding or FIFC Canada, as the case may be, can restrict or eliminate additional loans to finance premiums to such carriers. The majority of premium finance receivables are purchased by the banks in order to more fully utilize their lending capacity as these loans generally provide the banks with higher yields than alternative investments.

Through our wholly-owned subsidiary Wintrust Asset Finance, we provide equipment financing through structured loan and lease products to customers in a variety of industries throughout the United States. Wintrust Asset Finance provides financing of fixed assets consisting of property, plant and equipment, transportation (trucks, trailers, rail, marine, buses), construction, manufacturing equipment, technology, oil and gas, restaurant equipment, medical and healthcare. During 2018, Wintrust Asset Finance contributed approximately $38.5 million to our revenue, which does not reflect intersegment eliminations.

Through our wholly-owned subsidiary Tricom, we provide high-yielding, short-term accounts receivable financing and value-added, outsourced administrative services, such as data processing of payrolls, billing and cash management services to the temporary staffing industry. Tricom’s clients, located throughout the United States, provide staffing services to businesses in diversified industries. During 2018, Tricom processed payrolls with associated client billings of approximately $739 million and contributed approximately $11.4 million to our revenue, net of interest expense. Net revenue is based on our reportable segments and does not reflect intersegment eliminations.

In 2018, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 39%, 36%, 19% and 6%, respectively, of the total revenues of our specialty finance business.

Wealth Management

Through our wealth management segment, we offer a full range of wealth management services through four separate subsidiaries (Wintrust Investments, CTC, Great Lakes Advisors and CDEC): trust and investment services, tax-deferred like-kind exchange services, asset management, securities brokerage services and 401(k) and retirement plan services.

Wintrust Investments, our registered broker/dealer subsidiary which has been operating since 1931, provides a full range of private client and securities brokerage services to clients located primarily in the Midwest. Wintrust Investments is headquartered in downtown Chicago, operates an office in Appleton, Wisconsin, and has established branch locations in offices at a majority of our banks. Wintrust Investments also provides a full range of investment services to clients through a network of relationships with community-based financial institutions primarily located in Illinois. Wintrust Investments is regulated by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”) as a registered broker-dealer, as well as by the SEC as a registered investment adviser.

CTC, our trust subsidiary, offers trust and investment management services to clients through offices located in downtown Chicago and at various banking offices of our fifteen banks. CTC is subject to regulation, supervision and regular examination by the OCC.

Great Lakes Advisors, our registered investment adviser with locations in downtown Chicago and Tampa Bay, Florida as well as in various banking offices of our fifteen banks, provides money management services and advisory services to individuals, institutions, and municipal and tax-exempt organizations. Great Lakes Advisors also provides portfolio management and financial advisory services for a wide range of pension and profit-sharing plans as well as money management and advisory services to CTC. Great Lakes Advisors is regulated by the SEC as a registered investment adviser.

As of December 31, 2018, the Company’s wealth management subsidiaries had approximately $24.2 billion of assets under administration, which included $3.6 billion of assets owned by the Company and its subsidiary banks.

CDEC, our provider of tax-deferred like-kind exchange services, provides Qualified Intermediary services (as defined by U.S. Treasury regulations) for taxpayers seeking to structure tax-deferred like-kind exchanges under Internal Revenue Code ("IRC") Section 1031. Under IRC Section 1031, a taxpayer may defer the gain on the sale of certain investment property if the taxpayer utilizes the services of a Qualified Intermediary. These transactions typically generate customer deposits during the period following the sale of the property until such proceeds are used to purchase a replacement property.  These deposit flows result in a source of low-cost deposits. CDEC is the subsidiary of Elektra Holding Company, LLC ("Elektra"), which was acquired by the Company in December of 2018.

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

6

•
Investing in dislocated assets such as the purchased life insurance premium finance portfolio, the Canadian commercial premium finance portfolio, trust and investment management companies and certain collateralized mortgage obligations; and

•	Purchasing banks and banking assets either directly or through the FDIC-assisted process in areas key to our geographic expansion.

The Company has employed certain strategies since 2013 to achieve strong net income amid an environment characterized by low interest rates and increased competition. In general, the Company has taken a steady and measured approach to grow strategically and manage expenses. Specifically, the Company has:

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

Wintrust Mortgage competes with large mortgage brokers as well as other banking organizations. Consolidation, on-going investor push-backs, enhanced regulatory guidance and the promise of equal oversight for both banks and independent lenders have created challenges for small and medium-sized independent mortgage lenders. Wintrust Mortgage's size, bank affiliation, regulatory competency, branding, technology, business development tools and reputation make the firm well positioned to compete in this environment. In 2018, we increased the amount of loans sold with servicing retained, including those loans sold to the Company's banks with servicing remaining within Wintrust Mortgage operations. While earnings will fluctuate with the rise and fall of long-term interest rates, we expect that mortgage banking revenue will be a continuous source of revenue for us and our mortgage lending relationships will continue to provide franchise value to our other financial service businesses.

In 2018, the Company opened six new branch locations in the Chicago metropolitan area as well as four new branch locations in Wisconsin. We believe this strategic branch expansion will allow us to grow into contiguous markets that we currently do not service and expand our footprint.

Specialty Finance

FIRST Insurance Funding and Wintrust Life Finance encounter intense competition from numerous other firms, including a number of national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services and other lending institutions. Some of our competitors are larger and have greater financial and other resources. FIRST Insurance Funding and Wintrust Life Finance compete with these entities by emphasizing a high level of knowledge of the insurance industry, flexibility in structuring financing transactions, and the timely funding of qualifying contracts. We believe that our commitment to service also distinguishes us from our competitors. FIFC Canada competes with one national commercial premium finance company and a few regional providers. In 2014, FIFC Canada expanded its operations through the acquisition of two affiliated Canadian insurance premium funding and payment services companies.

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

Wealth Management Activities

Our wealth management companies (CTC, Wintrust Investments, Great Lakes Advisors and CDEC) compete with larger wealth management subsidiaries of other larger bank holding companies as well as with other trust companies, brokerage and other financial service companies, stockbrokers and financial advisors. We believe we can successfully compete for trust, tax services, asset management and brokerage business by offering personalized attention and customer service to small to midsize businesses and affluent individuals. We continue to recruit and hire experienced professionals from the larger Chicago area wealth management companies, which is expected to help in attracting new customer relationships.

Supervision and Regulation

Regulatory Environment

Our business is heavily regulated by both federal and state agencies. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) was signed into law. Among other regulatory changes, the Economic Growth Act amends various sections of the Dodd-Frank Act, including section 165 of the Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for bank holding companies ("BHCs"). The effects of these changes on the Company are expected to be limited because the Company was subject to only limited enhanced prudential standards prior to the Economic Growth Act’s enactment. Certain of our competitors, however, will benefit from a more significant reduction in regulatory burdens.

The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), subject to regulation, supervision, and examination by the Federal Reserve. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of NASDAQ that apply to companies with securities listed on the NASDAQ Global Select Market. Our subsidiary banks are subject to regulation, supervision, and examination by the agency that granted their banking charters: (1) the OCC for Barrington Bank, Lake Forest Bank, Crystal Lake Bank, Schaumburg Bank, Beverly Bank and Old Plank Trail Bank; (2) the Illinois Secretary for Hinsdale Bank, Wintrust Bank, Libertyville Bank, Northbrook Bank, Village Bank, Wheaton Bank, State Bank of the Lakes and St. Charles Bank; and (3) the Wisconsin Department for Town Bank. Our Illinois and Wisconsin

state-chartered bank subsidiaries are also members of the Federal Reserve System, subject to regulation, supervision, and examination by the Federal Reserve as their primary federal regulator. The deposits of all of our subsidiary banks are insured by the Deposit Insurance Fund (“DIF”) and, as such, the FDIC has additional oversight authority over the banks. The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors, the DIF, and the banking system as a whole, rather than shareholders of banks and bank holding companies, and in some instances may be contrary to shareholders' interests.

The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking authority over a wide range of federal consumer protection laws applicable to the business of our subsidiary banks and some other operating subsidiaries. Because each of our subsidiary banks has less than $10 billion in total consolidated assets, our subsidiary banks’ primary federal banking agency and, where applicable, state banking agency, not the CFPB, is responsible for examining and supervising the subsidiary banks’ compliance with federal consumer protection laws and regulations. Our non-bank subsidiaries are subject to regulation by their functional regulators, including applicable state finance and insurance agencies, the applicable exchanges, the SEC, FINRA, and the OCC, as well as by the Federal Reserve.

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

Bank Holding Company Regulation

The Company is a bank holding company that has elected to be treated as a financial holding company. The activities of bank holding companies generally are limited to the business of banking, managing or controlling banks, and certain other activities determined by the Federal Reserve to be closely related to banking. As a financial holding company, we may engage in an expanded range of activities, including activities that are considered to be financial in nature. Financial holding companies may also engage in activities incidental or complementary to financial activities, if the Federal Reserve determines that such activities pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. Impermissible activities for financial holding companies and their subsidiaries include activities that are related to commerce, such as sales of nonfinancial products or manufacturing. As a result, subject to certain exceptions, the BHC Act generally prohibits us from acquiring direct or indirect ownership or control of voting shares of any company engaged in activities that are not permissible for us to engage in.

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

Volcker Rule

We are prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for our own account, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and its bank subsidiaries. The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The Volcker Rule regulations impose significant compliance and reporting obligations on banking entities. The Company has put in place the compliance programs required by the Volcker Rule and has either divested or received extensions for any holdings in illiquid funds.

In May 2018, the five federal agencies with rulemaking authority with respect to the Volcker Rule released a proposal to revise the Volcker Rule. The proposal would tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and modify the information companies are required to provide the federal agencies. If adopted, the proposed changes to the definition of trading account would likely expand the scope of investing and trading activities subject to the Volcker Rule’s restrictions. We are currently evaluating the potential impact that this proposed revision would have on our investing and trading activities.

Capital Requirements of the Company and Subsidiary Banks

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

Certain adjustments to and deductions from capital are required for purposes of calculating these regulatory capital measures, including with respect to goodwill, intangible assets, certain deferred tax assets, AOCI and investments in the capital instruments of unconsolidated financial institutions. Certain of these adjustments and deductions were subject to phase-in periods that began on January 1, 2015 and ended on January 1, 2018. On November 21, 2017, the federal banking agencies issued a final rule that, for certain bank holding companies and banks, including us and our subsidiary banks, delayed the last phase of the U.S. Basel III Rule’s transition provisions relating to capital deductions for mortgage servicing assets, certain deferred tax assets and investments in the capital instruments of unconsolidated financial institutions, and the recognition of minority interests in regulatory capital, until a revised rule is finalized. On September 26, 2017, the federal banking agencies issued a proposed rule that, for certain bank holding companies and banks, including us and our subsidiary banks, would simplify these regulatory capital deductions and limitations. The federal banking agencies have stated that these aspects of the September 26, 2017 proposed rule remain under consideration.

Under the U.S. Basel III Rule, risk weights are assigned to our and our subsidiary banks’ assets, exposures and certain off-balance sheet items to determine their RWAs, which are used to calculate certain capital ratios. On September 18, 2018, the federal banking agencies issued a proposed rule that would revise the definition of high-volatility commercial real estate exposure to conform with the statutory definition of a high-volatility commercial real estate acquisition, development, or construction loan, in accordance with the Economic Growth Act. The revised definition would exclude the requirement to apply a heightened risk weight of 150% to any loans made prior to January 1, 2015, and certain other loans currently classified as high-volatility commercial real estate exposures. The federal banking agencies have stated that, in light of the changes to the definition of high-volatility commercial real estate exposures required by the Economic Growth Act, they will not act on aspects of the September 26, 2017 proposed rule that related to high-volatility commercial real estate.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the U.S. Basel III Rule. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 Capital Ratio of 6.0% or greater and a Total Capital Ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2018 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including us, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In addition to meeting the minimum capital requirements, under the U.S. Basel III Rule we and our banking subsidiaries must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of Common Equity Tier 1 capital to RWAs and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement was phased in over a three-year period that began in January 1, 2016. The phase-in period ended on January 1, 2019, and the Capital Conservation Buffer is now at its fully phased-in level of 2.5%. Throughout 2018, the required Capital Conservation Buffer was 1.875%. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer.

The table below summarizes the capital requirements that we and our subsidiary banks must satisfy to avoid limitations on capital distributions and certain discretionary bonus payments (i.e., the required minimum capital ratios plus the Capital Conservation Buffer) during the remaining transition period for the Capital Conservation Buffer:

	Minimum Regulatory Capital Ratio Plus Capital Conservation Buffer
	2018	2019
Common Equity Tier 1 Capital Ratio	6.38%	7.00%
Tier 1 Capital Ratio	7.88	8.50
Total Capital Ratio	9.88	10.50

As of December 31, 2018, our and our subsidiary banks’ regulatory capital ratios were above the well-capitalized standards and met the then-applicable Capital Conservation Buffer. Based on current estimates, we believe that we and our subsidiary banks will continue to exceed all applicable well-capitalized regulatory capital requirements and the Capital Conservation Buffer, on a fully phased-in basis. Please refer to the table below for a summary of our regulatory capital ratios as of December 31, 2018, calculated using the regulatory capital methodology applicable to us during 2018.

	Company Regulatory Capital Ratios
	Minimum Regulatory Capital Ratio for the Company	Minimum Ratio + Capital Conservation Buffer(1)	Well-Capitalized Minimum for the Company(2)	The Company
Common Equity Tier 1 Capital Ratio	4.50%	6.38%	N/A	9.3%
Tier 1 Capital Ratio	6.00	7.88	6.00	9.7
Total Capital Ratio	8.00	9.88	10.00	11.6
Tier 1 Leverage Ratio	4.00	N/A	N/A	9.1

(1)	Reflects the Capital Conservation Buffer of 1.875% applicable during 2018. The Company already meets the Capital Conservation Buffer at the fully phased-in level of 2.5%.

(2)
Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2018 would exceed such revised well-capitalized standard.

Liquidity Requirements

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

On October 31, 2018, the federal banking agencies proposed a rule that would, among other things, increase the asset thresholds at which large financial firms would be subject to the LCR and the proposed NSFR. We and our subsidiary banks are not subject to the LCR and would not be subject to the NSFR as proposed. Instead, monitoring of the Company’s and our banking subsidiaries’ liquidity is addressed as a supervisory matter by our federal and state banking regulators, without required formulaic measures set by regulation.

Capital Planning and Stress Testing Requirements

Pursuant to the Economic Growth Act, which increased the asset thresholds at which company-run stress test requirements apply, we are no longer required to conduct annual company-run stress tests. None of our subsidiary banks met the previous asset thresholds or meet the current increased asset thresholds that would cause them to be subject to stress testing requirements under this rule.

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

We and our bank subsidiaries must maintain the applicable Common Equity Tier 1 Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions, including dividends. The Capital Conservation Buffer is currently at its fully phased-in level of 2.5%. For more information on the Capital Conservation Buffer, see above.

Our ability to declare and pay dividends to our shareholders is similarly limited by federal banking law and Federal Reserve regulations and policy. Federal Reserve policy provides that a bank holding company should not pay dividends unless (1) the bank holding company’s net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are required to consult with the Federal Reserve before materially increasing dividends. The Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice. Additionally, bank holding companies are required to receive prior written approval from the Federal Reserve prior to announcing the redemption or repurchase of capital instruments.

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

As of December 31, 2018, each of the Company’s banks was categorized as “well-capitalized” and, in addition, met additional requirements under the Capital Conservation Buffer.

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

Insurance of Deposit Accounts

The deposits of each of our subsidiary banks are insured by the Depositors Insurance Fund ("DIF") up to the standard maximum deposit insurance amount of $250,000 per depositor. Each of our subsidiary banks is subject to deposit insurance assessments based on the risk it poses to the DIF, as determined by the capital category and supervisory category to which it is assigned. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. Until September 30, 2018, insured depository institutions with total consolidated assets of $10 billion or more were required to pay an assessment surcharge. None of our bank subsidiaries were subject to this surcharge. However, there is a risk that our subsidiary banks’ deposit insurance premiums will increase if failures of insured depository institutions deplete the DIF or if the FDIC were to change its view of the risk that they pose to the DIF.

In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was approximately 0.320 basis points (32 cents per $10,000 of assessable deposits).

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

Lending Standards and Guidance

The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as our subsidiary banks, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.

Transaction Account Reserves

The Dodd-Frank Act eliminated prohibitions under federal law against the payment of interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.

Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $16.3 million to $124.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction accounts in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. Our banks are in compliance with these requirements.

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

Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and on August 28, 2018, the OCC issued an advance notice of proposed rulemaking to solicit ideas for building a new CRA framework. It is too early to tell whether any changes will be made to applicable CRA requirements.

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

Debit Interchange

We are subject to a statutory requirement that interchange fees for electronic debit transactions that are paid to or charged by payment card issuers, including our bank subsidiaries, be reasonable and proportional to the cost incurred by the issuer. Interchange fees for electronic debit transactions are limited to 21 cents plus 0.05% of the transaction, plus an additional one cent per transaction fraud adjustment, impose requirements regarding routing and exclusivity of electronic debit transactions, and generally require that debit cards be usable in at least two unaffiliated networks.

Anti-Money Laundering Programs

The Bank Secrecy Act (“BSA”) and USA PATRIOT Act of 2001 (“USA PATRIOT Act”) contain anti-money laundering (“AML”) and financial transparency provisions intended to detect, and prevent the use of the U.S. financial system for, money laundering and terrorist financing activities. The BSA, as amended by the USA PATRIOT Act, requires depository institutions and their holding companies to undertake activities including maintaining an AML program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Each of our subsidiary banks is subject to the BSA and, therefore, is required to provide its employees with AML training, designate an AML compliance officer and undergo an annual, independent audit to assess the effectiveness of its AML program. We have implemented policies, procedures and internal controls that are designed to comply with these AML requirements. In May 2016, the Financial Crimes Enforcement Network (“FinCEN”), which is a unit of the Treasury Department that drafts regulations implementing the USA PATRIOT Act and other AML and BSA legislation, issued final rules governing enhanced customer due diligence. The rules impose several new obligations on covered financial institutions with respect to their “legal entity customers,” including corporations, limited liability companies and other similar entities. For each such customer that opens an account (including an existing customer opening a new account), the covered financial institution must identify and verify the customer’s “beneficial owners,” who are specifically defined in the rules. The rules contain an exemption for certain insurance premium financing transactions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs. The federal banking agencies are required, when reviewing bank and bank holding company acquisition or merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicant.

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

Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act (“CCPA”). The CCPA, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. The California Attorney General has not yet proposed or adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage.

The CCPA may be interpreted or applied in a manner inconsistent with our understanding or similar laws may be adopted by other states where we do business. The impact of the CCPA on our business is yet to be determined. The federal government may also pass data privacy or data protection legislation.

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

Current Expected Credit Loss Accounting Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) (“CECL”) which requires banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans, held-to-maturity securities and other assets measured at amortized cost, as opposed the current practice of recording losses when it is probable that a loss event has occurred. The expected losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. CECL also impacts the recognition of impairment on available-for-sale securities. CECL will be effective in 2020 for SEC registrants and 2021 for all others. The Company is taking the necessary steps to be in compliance with the CECL accounting standard which is expected to become a critical accounting policy.

In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit BHCs and banks to phase-in, for regulatory capital purposes, the day-one impact of CECL on retained earnings over a period of three years. For further discussion of the new CECL accounting standard, see Note 2 “Recent Accounting Pronouncements,” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

Broker-Dealer and Investment Adviser Regulation

Wintrust Investments and Great Lakes Advisors are subject to extensive regulation under federal and state securities laws. Wintrust Investments is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and the U.S. Virgin Islands. Both Wintrust Investments and Great Lakes Advisors are registered as investment advisers with the SEC. In addition, Wintrust Investments is a member of several self-regulatory organizations (“SROs”), including FINRA and NYSE Chicago. In addition to SEC rules and regulations, the SROs adopt rules, subject to approval of the SEC, that govern all aspects of business in the securities industry and conduct periodic examinations of member firms. Wintrust Investments is also subject to regulation by state securities commissions in states in which it conducts business. Wintrust Investments and Great Lakes Advisors are registered only with the SEC as investment advisers, but certain of their advisory personnel are subject to regulation by state securities regulatory agencies.

As a result of federal and state registrations and SRO memberships, Wintrust Investments is subject to overlapping schemes of regulation that cover all aspects of its securities businesses. Such regulations cover uses and safekeeping of clients’ funds; record-keeping and reporting requirements; supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information; personnel-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; clearance and settlement procedures; “suitability” determinations as to certain customer transactions; limitations on the amounts and types of fees and commissions that may be charged to customers; and regulation of proprietary trading activities and affiliate transactions. Violations of the laws and regulations governing a broker-dealer’s actions can result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of a broker-dealer or its officers or employees, or other similar actions by both federal and state securities administrators, as well as the SROs.

As a registered broker-dealer, Wintrust Investments is subject to the SEC’s net capital rule as well as the net capital requirements of the SROs of which it is a member. Net capital rules, which specify minimum capital requirements, are designed to measure general financial integrity and liquidity and require that at least a minimum amount of net assets be kept in relatively liquid form. Rules of FINRA and other SROs also impose limitations and requirements on the transfer of member organizations’ assets. Compliance with net capital requirements may limit the Company’s operations requiring the intensive use of capital. These requirements restrict the Company’s ability to withdraw capital from Wintrust Investments, which in turn may limit the Company’s ability to pay dividends, repay debt or redeem or purchase shares of the Company’s own outstanding stock. Wintrust Investments is a member of the Securities Investor Protection Corporation (“SIPC”), which subject to certain limitations, serves to oversee the liquidation of a member brokerage firm, and to return missing cash, stock and other securities owed to the firm’s brokerage customers, in the event a member broker-dealer fails. The general SIPC protection for customers’ securities accounts held by a member broker-dealer is up to $500,000 for each eligible customer, including a maximum of $250,000 for cash claims. SIPC does not protect brokerage customers against investment losses. In addition to SIPC coverage, the clearing firm utilized by Wintrust Investments offers certain insurance coverage.  In the event of the clearing firm’s insolvency, clients whose cash and securities were not fully protected by SIPC may benefit from this additional insurance.  The policy provides coverage to each client up to $1.9 million, subject to an aggregate cap of $1 billion for all policy beneficiaries.

Wintrust Investments and Great Lakes Advisors in their capacities as investment advisers are subject to regulations covering matters such as transactions between clients, transactions between the adviser and clients, custody of client assets and management of mutual funds and other client accounts. The principal purpose of regulation and discipline of investment firms is the protection of customers, clients and the securities markets rather than the protection of creditors and shareholders of investment firms. Sanctions that may be imposed for failure to comply with laws or regulations governing investment advisers include the suspension of individual employees, limitations on an adviser’s engaging in various asset management activities for specified periods of time, the revocation of registrations, other censures and fines.

On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the regulation issued by the U.S. Department of Labor (the “Fiduciary Rule”) that had generally taken effect in June 2017 and that made anyone, including broker-dealers, providing investment advice to retirement investors a fiduciary who must act in the best interest of clients when providing investment advice for direct or indirect compensation to a retirement plan, to a plan fiduciary, participant or beneficiary, or to an investment retirement account (“IRA”) or IRA holder. A petition for rehearing en banc was denied, and the DOL did not timely seek review of the decision by the U.S. Supreme Court. As a result, the Fifth Circuit issued its mandate on June 21, 2018, making the Fiduciary Rule null and void as of that date. The Department of Labor could, in the future, issue a revised version of the Fiduciary Rule.

On May 9, 2018, the SEC proposed Regulation Best Interest, which would impose a new standard of conduct on SEC-registered broker-dealers when making recommendations to retail customers, clarify certain aspects of the fiduciary duty that an SEC-registered investment adviser owes to its clients and mandate summary disclosure to retail customers describing their relationship with and services offered by registered broker-dealers and investment advisers.

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

Employees

At December 31, 2018, the Company and its subsidiaries employed a total of 4,727 full-time-equivalent employees. The Company provides its employees with comprehensive medical and dental benefit plans, life insurance plans, 401(k) plans and an employee stock purchase plan. The Company considers its relationship with its employees to be good.

Available Information

The Company’s Internet address is www.wintrust.com. The Company makes available at this address, under the “Investor Relations” tab, free of charge, its Annual Report on Form 10-K, its annual reports to shareholders, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. There filings are also available on the SEC's website at www.sec.gov.

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

Investment Securities Portfolio

The following table presents the amortized cost and fair value of the Company’s investment securities portfolios, by investment category, as of December 31, 2018, 2017 and 2016:

(Dollars in thousands)	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
U.S. Treasury	$126,199	$126,404	$144,904	$143,822	$142,741	$141,983
U.S. Government agencies	139,420	140,307	157,638	156,915	189,540	189,152
Municipal	136,831	138,490	113,197	115,352	129,446	131,809
Corporate notes:
Financial issuers	97,079	90,045	30,309	30,051	65,260	64,392
Other	1,000	1,000	1,000	999	1,000	999
Mortgage-backed: (1)
Mortgage-backed securities	1,641,146	1,586,339	1,291,695	1,260,186	1,185,448	1,131,402
Collateralized mortgage obligations	43,819	43,496	60,092	59,539	30,105	29,682
Equity securities (2)	—	—	34,234	36,802	32,608	35,248
Total available-for-sale securities	$2,185,494	$2,126,081	$1,833,069	$1,803,666	$1,776,148	$1,724,667
Held-to-maturity securities
U.S. Government agencies	$814,864	$787,429	$579,062	$565,019	$433,343	$408,880
Municipal	252,575	248,667	247,387	247,497	202,362	198,722
Total held-to-maturity securities	$1,067,439	$1,036,096	$826,449	$812,516	$635,705	$607,602
Equity securities with readily determinable fair value (2)	$34,410	$34,717	$—	$—	$—	$—

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

Tables presenting the carrying amounts and gross unrealized gains and losses for securities at December 31, 2018 and 2017 are included by reference to Note 3 to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K. The following table presents the carrying value of the investment securities portfolios as of December 31, 2018, by maturity distribution. Carrying value represents the fair value of investment securities classified as available-for-sale, the amortized cost of those classified as held-to-maturity and the fair value of equity securities with readily determinable fair values.

(Dollars in thousands)	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	$25,835	$100,569	$—	$—	$—	$—	$126,404
U.S. Government agencies	9,977	3,360	9,595	117,375	—	—	140,307
Municipal	46,341	41,348	38,596	12,205	—	—	138,490
Corporate notes:
Financial issuers	—	23,030	67,015	—	—	—	90,045
Other	—	1,000	—	—	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	1,586,339	—	1,586,339
Collateralized mortgage obligations	—	—	—	—	43,496	—	43,496
Total available-for-sale securities	$82,153	$169,307	$115,206	$129,580	$1,629,835	$—	$2,126,081
Held-to-maturity securities
U.S. Government agencies	$2,002	$3,065	$203,705	$606,092	$—	$—	$814,864
Municipal	8,007	26,371	92,192	126,005	—	—	252,575
Total held-to-maturity securities	$10,009	$29,436	$295,897	$732,097	$—	$—	$1,067,439
Equity securities with readily determinable fair value	$—	$—	$—	$—	$—	$34,717	$34,717
 (1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

The weighted average yield for each range of maturities of securities, on a tax-equivalent basis, is shown below as of December 31, 2018:

	Within 1 year	From 1 to 5 years	From 5 to 10 years	After 10 years	Mortgage- backed	Equity Securities	Total
Available-for-sale securities
U.S. Treasury	1.36%	2.75%	—%	—%	—%	—%	2.47%
U.S. Government agencies	1.31	5.33	3.85	4.19	—	—	3.99
Municipal	2.50	2.96	3.64	3.61	—	—	3.05
Corporate notes:
Financial issuers	—	3.72	4.27	—	—	—	4.13
Other	—	3.42	—	—	—	—	3.42
Mortgage-backed: (1)
Mortgage-backed securities	—	—	—	—	2.88	—	2.88
Collateralized mortgage obligations	—	—	—	—	3.07	—	3.07
Total available-for-sale securities	2.00%	2.99%	4.02%	4.14%	2.89%	—%	3.00%
Held-to-maturity securities
U.S. Government agencies	1.70%	1.66%	3.06%	3.36%	—%	—%	3.27%
Municipal	1.71	2.65	3.40	3.55	—	—	3.34
Total held-to-maturity securities	1.71%	2.55%	3.17%	3.39%	—%	—%	3.28%
Equity securities with readily determinable fair value	—%	—%	—%	—%	—%	1.12%	1.12%
(1) Consisting entirely of residential mortgage-backed securities, none of which are subprime.

ITEM 1A.	RISK FACTORS

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

More specifically, the U.S. economy has generally strengthened and growth in economic activity in our geographic area has increased to a moderate pace over recent periods. As a lending institution, our business is directly affected by the ability of our borrowers to repay their loans, as well as by the value of collateral, such as real estate, that secures many of our loans. Any economic deterioration from current levels or slowing of current economic activity could lead to an increase in loan charge-offs and negatively affect consumer confidence as well as the level of business activity. Net charge-offs, excluding covered loans, increased to $19.7 million in 2018 from $15.0 million in 2017. Our balance of non-performing loans and other real estate owned (“OREO”) was $113.2 million and $24.8 million, respectively, at December 31, 2018 compared to $90.2 million and $40.6 million, respectively, at December 31, 2017. Deterioration in the economy, real estate markets or increased unemployment rates, particularly in the markets in which we operate, will likely diminish the ability of our borrowers to repay loans that we have made to them, the value of any collateral securing such loans and may cause increases in delinquencies, problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. Further, the underwriting and credit monitoring policies and procedures that we have adopted may not prevent losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

Following the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase, which could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. This in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.

On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal, the United States-Mexico-Canada Agreement (“USMCA”) to replace the North American Free Trade Agreement. The USMCA is subject to congressional approval and various components of the USMCA are not effective until 2020. The full impact of the USMCA on us, our customers and on the economic conditions in the markets in which we operate is currently unknown. Changes to the terms upon which the United States, Mexico and Canada trade could negatively affect our customers or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

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

Because our allowance for loan losses represents an estimate of inherent losses, there is no certainty that it will be adequate over time to cover credit losses in the portfolio, particularly if there is deterioration in general economic or market conditions or events that adversely affect specific customers. In 2018, we charged off $19.7 million in loans (net of recoveries) and increased our allowance for loan losses from $137.9 million at December 31, 2017 to $152.8 million at December 31, 2018. The increase in allowance in 2018 was primarily the result of higher impaired loans requiring specific reserves and significant loan growth during the period. Our allowance for loan losses represents 0.64% of total loans outstanding at December 31, 2018 and 2017. The Company's future adoption of Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” may result in an increase in the allowance for loan losses and related coverage ratios at the time of adoption regardless of changes in the economy and the related ability of borrowers to repay their loans. Such accounting rules are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.

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

The repayment of our commercial loans is dependent upon the financial success and viability of the borrower. If the economy weakens for a prolonged period or experiences deterioration or if the industry or market in which the borrower operates weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Our commercial loan portfolio totaled $7.8 billion or 33% of our total loan portfolio, at December 31, 2018, compared to $6.8 billion, or 31% of our total loan portfolio, at December 31, 2017.

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

As of both December 31, 2018 and 2017, approximately 37% and 39%, respectively, of our total loan portfolio was secured by real estate, the majority of which is commercial real estate. The commercial and residential real estate market continues to experience a variety of difficulties, including the Chicago metropolitan area and southern Wisconsin, in which a majority of our real estate loans are concentrated. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations.

Any inaccurate assumptions in our analytical and forecasting models could cause us to miscalculate our projected revenue, capital, liquidity or losses, which could adversely affect our financial condition.

We use analytical and forecasting models to estimate the effects of economic conditions on our loan portfolio and probable loan performance. Those models reflect certain assumptions about market forces, including interest rates and consumer behavior that may be incorrect. If our analytical and forecasting models’ underlying assumptions are incorrect, improperly applied, or otherwise inadequate, we may suffer deleterious effects such as higher than expected loan losses, lower than expected net interest income, lower than expected liquidity, lower than expected capital or unanticipated charge-offs, any of which could have a material adverse effect on our business, financial condition and results of operations.

Changes in prevailing interest rates could adversely affect our net interest income, which is our largest source of income.

We are exposed to interest rate risk in its core banking activities of lending and deposit taking, since changes in prevailing interest rates affect the value of our assets and liabilities. Such changes may adversely affect our net interest income, which is the difference between interest income and interest expense. Our net interest income is affected by the fact that assets and liabilities reprice at different times and by different amounts as interest rates change. Net interest income represents our largest component of net income, and was $964.9 million and $832.1 million for the years ended December 31, 2018 and 2017, respectively.

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

After a prolonged period of low and relatively stable interest rates, interest rates rose over the course of 2017 and 2018, although interest rates continue to remain low by historical standards.

We seek to mitigate our interest rate risk through several strategies, which may not be successful. With the relatively low interest rates that prevailed in recent years, we were able to augment the total return of our investment securities portfolio by selling call options on fixed-income securities that we own. We recorded fee income of approximately $3.5 million, $4.4 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. We also mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time with counterparties. To the extent that the market value of any derivative contract moves to a negative market value, we are subject to loss if the counterparty defaults. In the future, there can be no assurance that such mitigation strategies will be available or successful or that we will be successful in implementing any new mitigation strategies necessary to address the current rising interest rate environment. In addition, transactions entered into as part of mitigation strategies employed to mitigate risks associated with a prolonged low interest rate environment could be less beneficial or result in losses if interest rates continue to rise.

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

We face competition in attracting and retaining deposits, making loans, and providing other financial services (including wealth management services) throughout our market area. Our competitors include national, regional and other community banks, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies, factoring companies and other non-bank financial companies such as marketplace lenders and other financial technology ("FinTech") companies. Many of these competitors have substantially greater resources and market presence or more advanced technology than Wintrust and, as a result of their size, may be able to offer a broader range of products and services, better pricing for those products and services, or newer technologies to deliver those products and services than we can. Several of our local competitors have experienced improvements in their financial condition over the past few years and are better positioned to compete for loans, acquisitions and personnel. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. For example, the Economic Growth Act and, if adopted, certain proposed implementing regulations significantly reduce the regulatory burden of certain large BHCs and raise the asset thresholds at which more onerous requirements apply, which could cause certain large BHCs to become more competitive or to more aggressively pursue expansion. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in our markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over Wintrust.

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

The Economic Growth Act could result in increased competition for merger or acquisition partners, potentially resulting in higher acquisition prices or an inability to complete desired acquisitions. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

We may also be subject to certain risks relating to any future loss sharing agreements with the FDIC. Under a loss sharing agreement, the FDIC generally agrees to reimburse the acquiring bank for a portion of any losses relating to covered assets of the acquired financial institution. This was an important financial term of any FDIC-assisted transaction, as troubled financial institutions often have poorer asset quality. As a condition to reimbursement, however, the FDIC requires the acquiring bank to follow certain servicing procedures. A failure to follow servicing procedures or any other breach of a loss sharing agreement by us would result in the loss of FDIC reimbursement. In addition, reimbursable losses and recoveries under loss sharing agreements are based on the book value of the relevant loans and other assets as determined by the FDIC as of the effective dates of the acquisitions. The amount that the acquiring banks realizes on these assets could differ materially from the carrying value reflected in our financial statements, based upon the timing and amount of collections on the covered loans. Any failure to receive reimbursement, or any material differences between the amount of reimbursements that we receive and the carrying value reflected in our financial statements, would have a material negative effect on our financial condition and results of operations.

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

We have been rated by Fitch Ratings as "BBB+" and DBRS as "A (low)". A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

Our creditworthiness is not fixed and should be expected to change over time as a result of company performance and industry conditions. We cannot give any assurances that our credit ratings will remain at current levels, and it is possible that our ratings could be lowered or withdrawn by Fitch Ratings or DBRS. Any actual or threatened downgrade or withdrawal of our credit rating could affect our perception in the marketplace and our ability to raise capital, and could increase our debt financing costs.

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

The Company's available-for-sale debt and trading securities as well as certain equity securities are carried at fair value.

Accounting standards require the Company to categorize these securities according to a fair value hierarchy. As of December 31, 2018, approximately 95% of the Company's available-for-sale debt securities and equity securities with a readily determinable fair value were categorized in level 1 or 2 of the fair value hierarchy (meaning that their fair values were determined by unadjusted quoted prices in active markets for identical assets, quoted prices for similar assets or other observable inputs). Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary or permanent impairment of available-for-sale debt securities and unrealized losses of equity securities with a readily determinable fair value recognized in earnings, which could lead to accounting charges and have a material adverse effect on the Company's financial condition and results of operations.

The remaining securities in our available-for-sale debt securities and equity securities with a readily determinable fair value portfolios were categorized as level 3 (meaning that their fair values were determined by inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for securities categorized in level 3 involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the nature of the business of the third party source that is valuing the securities at any given time could impact the valuation of the securities. Consequently, the ultimate sales price for any of these securities could vary significantly from the recorded fair value at December 31, 2018, especially if the security is sold during a period of illiquidity or market disruption or as part of a large block of securities under a forced transaction.

There can be no assurance that decline in market value of available-for-sale debt securities and equity securities with a readily determinable fair value associated with these disruptions will not result in other-than-temporary or permanent impairments, and unrealized losses, respectively, of these assets, which would lead to accounting charges which could have a material negative effect on our business, financial condition and results of operations.

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

We continually implement new lines of business and offer new products and services within existing lines of business to offer our customers a competitive array of products and services. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, such as the rapid adoption of mobile payment platforms. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could cause a loss of customers and have a material adverse effect on our business.

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

We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion and data corruption attempts, in addition to the resulting identity theft that could result in the disclosure of confidential information, all of which could adversely affect our business or reputation, and create significant legal and financial exposure.

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

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks and "spear phishing" attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched or until well after a breach has occurred. The risk of a security breach caused by a cyber-attack at a vendor or by unauthorized vendor access has also increased in recent years. Additionally, the existence of cyber-attacks or security breaches at third-party vendors with access to our data may not be disclosed to us in a timely manner.

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

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, remediation costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

Our vendors may be responsible for failures that adversely affect our operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including the Federal Home Loan Bank (“FHLB”), commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk as well as market and liquidity risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. Any such losses could have material adverse effect on our business, financial condition and results of operations.

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

Changes in federal and state tax laws and changes in interpretation of existing laws can impact our financial results

The federal government enacted the Tax Act on December 22, 2017, and given the current economic and political environment and ongoing budgetary pressures, the enactment of further new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, credits and exemptions may have a material adverse effect on our business, financial condition and results of operations.

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

On April 3, 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate (“SOFR”), which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. Further, the Bank of England has commenced publication of a reformed Sterling Overnight Index Average (“reformed SONIA”), comprised of a broader set of overnight Sterling money market transactions, as of April 23, 2018. Reformed SONIA has been recommended as the alternative to Sterling LIBOR by the Working Group on Sterling Risk-Free Reference Rates.

At this time, we cannot predict whether SOFR and reformed SONIA will become accepted alternatives to LIBOR or what effect any such alternatives will have on the value of LIBOR-based securities or financial arrangements, including the Company’s Series D Preferred Stock or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and other interest rates. In the event that a published LIBOR rate is unavailable after 2021, the dividend rate on the Company’s Series D Preferred Stock, which currently is based on the LIBOR rate, will be determined as set forth in the accompanying offering documents, and the value of such securities may be adversely affected. In addition, the transition away from LIBOR could prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate, as well as result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities. Currently, the manner and impact of this transition and related developments, as well as the effect of these developments on our funding costs, loan, derivative and investment portfolios, asset-liability management and business, is uncertain.

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

Our ability to profitably operate is dependent, in part, upon federal fiscal policies that cannot be predicted. We are particularly affected by the monetary policies of the Federal Reserve, which influence money supply in the United States. Any change in the United States’ monetary policy, or worsening federal budgetary pressures, could affect our access to capital. During the past few years, the Federal Reserve has made two notable changes to U.S. monetary policy. First, following a prolonged period of low and relatively stable interest rates, it has begun to raise interest rates. Second, it has stated its intention to end its quantitative easing program and has begun to reduce the size of its balance sheet by selling securities, which might also affect interest rates. Additionally, any trend toward inflation, economic decline, destabilizing of financial markets, or other factors beyond our control may significantly affect consumer demand for our products and consumers’ ability to repay loans, reducing our results of operations.

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

Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. For example, as cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which becomes effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. For more information regarding data privacy laws and regulations, see “Protection of Client Information” under Supervision and Regulation in Item 1.

Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.

On May 24, 2018, the Economic Growth Act was signed into law. Among other regulatory changes, the Economic Growth Act amends various sections of the Dodd-Frank Act, including section 165 of the Dodd-Frank Act, which was revised to raise the asset thresholds for determining the application of enhanced prudential standards for BHCs. The effects of these changes on the Company are expected to be limited because the Company was subject to only limited enhanced prudential standards prior to the Economic Growth Act’s enactment. Certain of our competitors, however, will benefit from a more significant reduction in regulatory burdens, and, as a result, may become more competitive or aggressive in pursuing expansion.

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

In particular, the mortgage-related rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company. For example, in order to ensure compliance with mortgage-related rules issued by the CFPB, the Company consolidated its consumer mortgage loan origination and loan servicing operations within Wintrust Mortgage.

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

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. The CFPB has promulgated many mortgage-related rules since it was established under the Dodd-Frank Act, including rules relating to the ability to repay loans and relating to qualified mortgage standards. Most of these mortgage-related rules have been adopted, although portions of certain of these rules have not yet become effective. In addition, several proposed revisions to mortgage-related rules are pending finalization. We may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make. In addition, regulation related to redlining, fair lending, CRA compliance and BSA compliance create significant burdens which necessitate increased costs. Any failure to comply with any of these regulations could have a significant impact on our ability to operate, our ability to acquire or open new banks and/or result in meaningful fines.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Since 2013, the U.S. federal banking authorities have increased most of the required minimum regulatory capital ratios applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The U.S. federal banking authorities also introduced a Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer in addition to changing the definition of capital.

These provisions, as well as other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, have increased our compliance costs, impacted the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our ability to engage in capital distributions, including paying dividends or repurchasing stock, may be restricted if we do not maintain the required Capital Conservation Buffer. In addition, we anticipate that our pro forma capital ratios will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations.

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

We provide financing for the payment of commercial insurance premiums and life insurance premiums on a national basis through FIRST Insurance Funding and Wintrust Life Finance, respectively, and financing for the payment of commercial insurance premiums in Canada through our wholly-owned subsidiary, FIFC Canada. Commercial insurance premium finance loans involve a different, and possibly higher, risk of delinquency or collection than life insurance premium finance loans and the loan portfolios of our bank subsidiaries because these loans are issued primarily through relationships with a large number of unaffiliated insurance agents and because the borrowers are located nationwide. As a result, risk management and general supervisory oversight may be difficult. As of December 31, 2018, we had $2.8 billion of commercial insurance premium finance loans outstanding, of which $2.5 billion were originated in the U.S. by FIRST Insurance Funding and $337.1 million were originated in Canada by FIFC Canada. Together, these loans represented 12% of our total loan portfolio as of such date.

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

FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada's premium finance loans are primarily secured by the insurance policies financed by the loans. These insurance policies are written by a large number of insurance companies geographically dispersed throughout the country. Our premium finance receivables balances finance insurance policies which are spread among a large number of insurers; however, one of the insurers represents approximately 15% of such balances and two additional insurers represent approximately 6% and 4%, respectively, of such balances. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada consistently monitor carrier ratings and financial performance of our carriers. While FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada can mitigate its risks as a result of this monitoring to the extent that commercial or life insurance providers experience widespread difficulties or credit downgrades, the value of our collateral will be reduced. FIRST Insurance Funding, Wintrust Life Finance and FIFC Canada are also subject to the possibility of insolvency of insurance carriers in the commercial and life insurance businesses that are in possession of our collateral. If one or more large nationwide insurers were to fail, the value of our portfolio could be significantly negatively impacted. A significant downgrade in the value of the collateral supporting our premium finance business could impair our ability to create liquidity for this business, which, in turn could negatively impact our ability to expand.

Our wealth management business in general, and Wintrust Investments' brokerage operation, in particular, exposes us to certain risks associated with the securities industry.

Our wealth management business in general, and Wintrust Investments' brokerage operations in particular, present special risks not borne by community banks that focus exclusively on community banking. For example, the brokerage industry is subject to fluctuations in the stock market that may have a significant adverse impact on transaction fees, customer activity and investment portfolio gains and losses. Likewise, additional or modified regulations may adversely affect our wealth management operations. Each of our wealth management operations is dependent on a small number of professionals whose departure could result in the loss of a significant number of customer accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our results of operations. In addition, we are subject to claim arbitration risk arising from customers who claim their investments were not suitable or that their portfolios were inappropriately traded. These risks increase when the market, as a whole, declines. The risks associated with retail brokerage may not be supported by the income generated by our wealth management operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 9700 W. Higgins Road, Rosemont, Illinois. The Company also leases office locations and retail space at 231 S. LaSalle Street in downtown Chicago and at 731 N. Jackson Street in downtown Milwaukee. The Company’s community banking segment operates through 167 banking facilities, the majority of which are owned. The Company owns 222 automatic teller machines, the majority of which are housed at banking locations. The banking facilities are located in communities throughout the Chicago metropolitan area, southern Wisconsin and northwest Indiana. Excess space in certain properties is leased to third parties. Wintrust Mortgage, also of our banking segment, is headquartered in our corporate headquarters in Rosemont, Illinois and has 48 locations in 15 states, all of which are leased, as well as office locations at several of our banks.

The Company’s wealth management subsidiaries have two locations in downtown Chicago, one in Appleton, Wisconsin, and one in Tampa Bay, Florida, all of which are leased, as well as office locations at several of our banks. FIRST Insurance Funding and Wintrust Life Finance have one location in Northbrook, Illinois which is owned and locations at 231 S. LaSalle Street in downtown Chicago, Jersey City, New Jersey, Long Island, New York and Newport Beach, California, all of which are leased. FIFC Canada has three locations in Canada that are leased, located in Toronto, Ontario; Wainwright, Alberta; and Vancouver, British Columbia. Wintrust Asset Finance is located in our corporate headquarters in Rosemont, Illinois and has locations in Frisco, Texas, Mishawaka, Indiana, and Irvine, California, all of which are leased. Tricom has one location in Menomonee Falls, Wisconsin which is owned. In addition, the Company owns other real estate acquired for further expansion that, when considered in the aggregate, is not material to the Company’s financial position.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue or to transfer venue. Argument on the motions to dismiss were heard on June 12, 2018. The motion to dismiss for lack of subject matter jurisdiction was denied on August 14, 2018 and the defendants’ motion to transfer venue was denied on October 2, 2018. Wintrust Mortgage has appealed the denial of its motion to dismiss based on improper venue and the denial of its motion to transfer venue.

On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court granted this request and allowed Lehman Holdings to assert the additional claims against existing defendants as a supplemental complaint. Lehman Holdings filed its supplemental complaint against Wintrust Mortgage on December 4, 2018. Wintrust Mortgage’s response to the supplemental complaint is due within 45 days of the court’s approval of a proposed amended scheduling order, which is currently pending. At this time, Lehman Holdings has not provided Wintrust Mortgage with sufficient information to allow Wintrust Mortgage to assess the merits of Lehman Holding’s additional claims or to estimate either the likelihood or amount of any potential liability for the additional claims.

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

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California from October 17, 2014 through the present. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage’s response to the complaint was filed on February 25, 2019. At this time, Wintrust Mortgage lacks sufficient information to assess the merits of the allegations or to estimate either the likelihood or amount of any potential liability.

On October 17, 2018, two individual plaintiffs filed suit against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen. Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which remains pending before the court. Northbrook Bank believes the allegations to be legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

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
The Company’s common stock is traded on The NASDAQ Global Select Stock Market under the symbol WTFC. The following table sets forth the high and low sales prices reported on NASDAQ for the common stock by fiscal quarter during 2018 and 2017.

	2018		2017
	High	Low	High	Low
Fourth Quarter	$88.81	$61.53	$86.80	$76.00
Third Quarter	92.56	84.61	80.52	67.74
Second Quarter	99.96	83.47	79.27	64.14
First Quarter	91.67	76.70	76.71	65.29

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

	2013	2014	2015	2016	2017	2018
Wintrust Financial Corporation	100.00	101.39	105.20	157.35	178.60	144.17
NASDAQ — Total US	100.00	112.46	113.00	127.70	155.01	146.57
NASDAQ — Bank Index	100.00	111.83	114.30	144.63	171.24	143.15

Approximate Number of Equity Security Holders

As of February 7, 2019, there were approximately 1,654 shareholders of record of the Company’s common stock.

Dividends on Common Stock

The Company’s Board of Directors approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve a semi-annual dividend until quarterly dividends were approved starting in 2014. The payment of dividends is subject to statutory restrictions and restrictions arising under the terms of the Company's Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”), the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on September 18, 2018, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold.

The following is a summary of the cash dividends paid in 2018 and 2017:

Record Date	Payable Date	Dividend per Share
November 8, 2018	November 23, 2018	$0.19
August 9, 2018	August 23, 2018	$0.19
May 10, 2018	May 24, 2018	$0.19
February 8, 2018	February 22, 2018	$0.19
November 9, 2017	November 24, 2017	$0.14
August 10, 2017	August 24, 2017	$0.14
May 11, 2017	May 25, 2017	$0.14
February 9, 2017	February 23, 2017	$0.14

On January 24, 2019, Wintrust Financial Corporation announced that the Company’s Board of Directors approved a quarterly cash dividend of $0.25 per share of outstanding common stock. The dividend was paid on February 21, 2019 to shareholders of record as of February 7, 2019.

The final determination of timing, amount and payment of dividends is at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. Because the Company’s consolidated net income consists largely of net income of the banks and certain wealth management subsidiaries, the Company’s ability to pay dividends generally depends upon its receipt of dividends from these entities. The Company's and the banks’ ability to pay dividends is subject to banking laws, regulations and policies. See “Supervision and Regulation - Payment of Dividends and Share Repurchases” in Item 1 of this Annual Report on Form 10-K. During 2018, 2017 and 2016, the banks and certain wealth management subsidiaries paid $111.0 million, $122.0 million and $59.0 million, respectively, in dividends to the Company.

Reference is also made to Note 19 to the Consolidated Financial Statements, and “Liquidity and Capital Resources” contained in Item 7 of this Annual Report on Form 10-K for a description of the restrictions on the ability of certain subsidiaries to transfer funds to the Company in the form of dividends.

Issuer Purchases of Equity Securities

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2018. There is currently no authorization to repurchase shares of outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Selected Financial Condition Data (at end of year):
Total assets	$31,244,849	$27,915,970	$25,668,553	$22,909,348	$19,998,840
Total loans, excluding loans held-for-sale and covered loans	23,820,691	21,640,797	19,703,172	17,118,117	14,409,398
Total deposits	26,094,678	23,183,347	21,658,632	18,639,634	16,281,844
Junior subordinated debentures	253,566	253,566	253,566	268,566	249,493
Total shareholders’ equity	3,267,570	2,976,939	2,695,617	2,352,274	2,069,822
Selected Statements of Income Data:
Net interest income	$964,903	$832,076	$722,193	$641,529	$598,575
Net revenue (1)	1,321,053	1,151,582	1,047,623	913,126	813,815
Net income	343,166	257,682	206,875	156,749	151,398
Net income per common share – Basic	5.95	4.53	3.83	3.05	3.12
Net income per common share – Diluted	5.86	4.40	3.66	2.93	2.98
Selected Financial Ratios and Other Data:
Performance Ratios:
Net interest margin	3.59%	3.41%	3.24%	3.34%	3.51%
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.61	3.44	3.26	3.36	3.53
Non-interest income to average assets	1.23	1.21	1.34	1.29	1.15
Non-interest expense to average assets	2.85	2.78	2.81	2.99	2.93
Net overhead ratio (3)	1.62	1.56	1.47	1.70	1.77
Return on average assets	1.18	0.98	0.85	0.75	0.81
Return on average common equity	11.26	9.26	8.37	7.15	7.77
Return on average tangible common equity (non-GAAP) (2)	13.95	11.63	10.90	9.44	10.14
Average total assets	$29,028,420	$26,369,702	$24,292,231	$20,999,837	$18,685,341
Average total shareholders’ equity	3,098,740	2,842,081	2,549,929	2,232,989	1,993,959
Average loans to average deposits ratio (excluding covered loans)	93.7%	92.7%	90.9%	89.9%	88.0%
Average loans to average deposits ratio (including covered loans)	93.7	92.9	91.4	91.0	89.8%
Common Share Data at end of year:
Market price per common share	$66.49	$82.37	$72.57	$48.52	$46.76
Book value per common share (2)	$55.71	$50.96	$47.12	$43.42	$41.52
Tangible book value per common share (2)	$44.73	$41.68	$37.08	$33.17	$32.45
Common shares outstanding	56,407,558	55,965,207	51,880,540	48,383,279	46,805,055
Other Data at end of year: (5)
Leverage Ratio	9.1%	9.3%	8.9%	9.1%	10.2%
Tier 1 capital to risk-weighted assets	9.7	9.9	9.7	10.0	11.6
Common Equity Tier 1 capital to risk-weighted assets	9.3	9.4	8.6	8.4	N/A
Total capital to risk-weighted assets	11.6	12.0	11.9	12.2	13.0
Allowance for credit losses (4)	$154,164	$139,174	$123,964	$106,349	$92,480
Non-performing loans	113,234	90,162	87,454	84,057	78,677
Allowance for credit losses(4) to total loans, excluding covered loans	0.65%	0.64%	0.63%	0.62%	0.64%
Non-performing loans to total loans, excluding covered loans	0.48	0.42	0.44	0.49	0.55
Number of:
Bank subsidiaries	15	15	15	15	15
Banking offices	167	157	155	152	140

(1)	Net revenue includes net interest income and non-interest income.

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures/Ratios,” for a reconciliation of this performance measure/ratio to GAAP.

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

•	negative effects suffered by us or our customers resulting from changes in U.S. trade policies;

•	the extent of defaults and losses on the Company’s loan portfolio, which may require further increases in its allowance for credit losses;

•	estimates of fair value of certain of the Company’s assets and liabilities, which could change in value significantly from period to period;

•	the financial success and economic viability of the borrowers of our commercial loans;

•	commercial real estate market conditions in the Chicago metropolitan area and southern Wisconsin;

•	the extent of commercial and consumer delinquencies and declines in real estate values, which may require further increases in the Company’s allowance for loan and lease losses;

•	inaccurate assumptions in our analytical and forecasting models used to manage our loan portfolio;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the significant factors affecting the operations and financial condition of Wintrust for the three years ended December 31, 2018. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and Selected Financial Highlights appearing elsewhere within this Annual Report on Form 10-K.

OPERATING SUMMARY

Wintrust’s key measures of profitability and balance sheet changes are shown in the following table:

	Years Ended December 31,			Percentage % or Basis Point (bp) Change	Percentage % or Basis Point (bp) Change
(Dollars in thousands, except per share data)	2018	2017	2016	2017 to 2018	2016 to 2017
Net income	$343,166	$257,682	$206,875	33%	25%
Net income per common share — Diluted	5.86	4.40	3.66	33	20
Net revenue (1)	1,321,053	1,151,582	1,047,623	15	10
Net interest income	964,903	832,076	722,193	16	15
Net interest margin	3.59%	3.41%	3.24%	18 bp	17 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.61	3.44	3.26	17	18
Net overhead ratio (3)	1.62	1.56	1.47	6	9
Return on average assets	1.18	0.98	0.85	20	13
Return on average common equity	11.26	9.26	8.37	200	89
Return on average tangible common equity (non-GAAP) (2)	13.95	11.63	10.90	232	73
At end of period
Total assets	$31,244,849	$27,915,970	$25,668,553	12%	9%
Total loans, excluding loans held-for-sale, excluding covered loans	23,820,691	21,640,797	19,703,172	10	10
Total deposits	26,094,678	23,183,347	21,658,632	13	7
Total shareholders’ equity	3,267,570	2,976,939	2,695,617	10	10
Book value per common share (2)	$55.71	$50.96	$47.12	9	8
Tangible book value per common share (2)	44.73	41.68	37.08	7	12
Market price per common share	66.49	82.37	72.57	(19)	14
Excluding covered loans:
Allowance for credit losses to total loans(4)	0.65%	0.64%	0.63%	1 bp	1 bp
Non-performing loans to total loans	0.48	0.42	0.44	6	(2)

(1)	Net revenue is net interest income plus non-interest income.

(2)	See “Non-GAAP Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

NON-GAAP FINANCIAL MEASURES/RATIOS

The accounting and reporting policies of Wintrust conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These include taxable-equivalent net interest income (including its individual components), taxable-equivalent net interest margin (including its individual components), the taxable-equivalent efficiency ratio, tangible common equity ratio, tangible book value per common share and return on average tangible common equity. Management believes that these measures and ratios provide users of the Company’s financial information a more meaningful view of the performance of the Company's interest-earning assets and interest-bearing liabilities and of the Company’s operating efficiency. Other financial holding companies may define or calculate these measures and ratios differently.

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

	Years Ended December 31,
(Dollars and shares in thousands, except per share data)	2018	2017	2016	2015	2014
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$1,170,810	$946,468	$812,457	$718,464	$671,267
Taxable-equivalent adjustment:
-Loans	3,403	3,760	2,282	1,431	1,128
-Liquidity management assets	2,258	3,713	3,630	3,221	2,000
-Other earning assets	11	14	40	57	41
(B) Interest Income - FTE	$1,176,482	$953,955	$818,409	$723,173	$674,436
(C) Interest Expense (GAAP)	205,907	114,392	90,264	76,935	72,692
(D) Net interest Income - FTE (B minus C)	$970,575	$839,563	$728,145	$646,238	$601,744
(E) Net Interest Income (GAAP) (A minus C)	$964,903	$832,076	$722,193	$641,529	$598,575
Net interest margin (GAAP-derived)	3.59%	3.41%	3.24%	3.34%	3.51%
Net interest margin — FTE	3.61	3.44	3.26	3.36	3.53
(F) Non-interest income (GAAP)	$356,150	$319,506	$325,430	$271,597	$215,240
(G) (Losses) gains on investment securities, net (GAAP)	(2,898)	45	7,645	323	(504)
(H) Non-interest expense (GAAP)	826,088	731,817	681,685	628,419	546,847
Efficiency ratio (H/(E+F-G))	62.40%	63.55%	65.55%	68.84%	67.15%
Efficiency ratio - FTE (H/(D+F-G))	62.13	63.14	65.18	68.49	66.89
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders' equity (GAAP)	$3,267,570	$2,976,939	$2,695,617	$2,352,274	$2,069,822
(I) Less: Convertible preferred stock (GAAP)	—	—	(126,257)	(126,287)	(126,467)
Less: Non-convertible preferred stock (GAAP)	(125,000)	(125,000)	(125,000)	(125,000)	—
Less: Goodwill and other intangible assets (GAAP)	(622,565)	(519,505)	(520,438)	(495,970)	(424,445)
(J) Total tangible common shareholders’ equity	$2,520,005	$2,332,434	$1,923,922	$1,605,017	$1,518,910
Total assets (GAAP)	$31,244,849	$27,915,970	$25,668,553	$22,909,348	$19,998,840
Less: Goodwill and other intangible assets (GAAP)	(622,565)	(519,505)	(520,438)	(495,970)	(424,445)
(K) Total tangible assets	$30,622,284	$27,396,465	$25,148,115	$22,413,378	$19,574,395
Tangible common equity ratio (J/K)	8.2%	8.5%	7.7%	7.2%	7.8%
Tangible common equity ratio, assuming full conversion of preferred stock ((J-I)/K)	8.2	8.5	8.2	7.7	8.4
Calculation of book value per common share
Total shareholders’ equity (GAAP)	$3,267,570	$2,976,939	$2,695,617	$2,352,274	$2,069,822
Less: Preferred stock (GAAP)	(125,000)	(125,000)	(251,257)	(251,287)	(126,467)
(L) Total common equity	$3,142,570	$2,851,939	$2,444,360	$2,100,987	$1,943,355
(M) Actual common shares outstanding	56,408	55,965	51,881	48,383	46,805
Book value per common share (L/M)	$55.71	$50.96	$47.12	$43.42	$41.52
Tangible book value per common share (J/M)	44.67	41.68	37.08	33.17	32.45

Calculation of return on average common equity
(N) Net income applicable to common shares	$334,966	$247,904	$192,362	$145,880	$145,075
Add: After-tax intangible asset amortization	3,407	2,907	2,986	2,879	2,881
(O) Tangible net income applicable to common shares	$338,373	$250,811	$195,348	$148,759	$147,956
Total average shareholders' equity	$3,098,740	$2,842,081	$2,549,929	$2,232,989	$1,993,959
Less: Average preferred stock	(125,000)	(165,114)	(251,258)	(191,416)	(126,471)
(P) Total average common shareholders' equity	$2,973,740	$2,676,967	$2,298,671	$2,041,573	$1,867,488
Less: Average intangible assets	(548,223)	(519,910)	(506,241)	(466,225)	(408,642)
(Q) Total average tangible common shareholders’ equity	$2,425,517	$2,157,057	$1,792,430	$1,575,348	$1,458,846
Return on average common equity (N/P)	11.26%	9.26%	8.37%	7.15%	7.77%
Return on average tangible common equity (O/Q)	13.95	11.63	10.90	9.44	10.14

OVERVIEW AND STRATEGY

2018 Highlights

The Company recorded net income of $343.2 million for the year of 2018 compared to $257.7 million and $206.9 million for the years of 2017 and 2016, respectively. The results for 2018 demonstrate continued operating strengths including strong loan and deposit growth which, coupled with increased net interest margin, resulted in higher net interest income, higher revenue from the wealth management and mortgage banking businesses and growth in the leasing business. Additionally, the Company's net income was positively impacted by a reduction of the federal corporate income tax rate effective in 2018 as a result of the enactment of the Tax Act.

The Company increased its loan portfolio, excluding loans held-for-sale, from $21.6 billion at December 31, 2017 to $23.8 billion at December 31, 2018. This increase was primarily due to the Company’s commercial banking initiative as well as growth in the commercial real estate portfolio, residential real estate portfolio and the premium finance receivables portfolios. Loan growth was also attributed to the acquisitions of Chicago Shore Corporation ("CSC") and the acquisition of certain assets and assumption of certain liabilities of American Enterprise Bank ("AEB"). The Company is focused on making new loans, including in the commercial and commercial real estate sector, where opportunities that meet our underwriting standards exist. For more information regarding changes in the Company’s loan portfolio, see “Analysis of Financial Condition – Interest Earning Assets” and Note 4 “Loans” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.

Management considers the maintenance of adequate liquidity to be important to the management of risk. Accordingly, during 2018, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. The Company had overnight liquid funds and interest-bearing deposits with banks of $1.5 billion and $1.3 billion at December 31, 2018 and 2017, respectively.

The Company recorded net interest income of $964.9 million in 2018 compared to $832.1 million and $722.2 million in 2017 and 2016, respectively. The higher level of net interest income recorded in 2018 compared to 2017 resulted primarily from a $2.5 billion increase in average earning assets and a 18 basis point increase in the net interest margin in 2018.

Non-interest income totaled $356.2 million in 2018, increasing $36.6 million, or 11%, compared to 2017. The increase in non-interest income in 2018 compared to 2017 was primarily attributable to an increase in wealth management and mortgage banking revenues, higher operating lease income from growth in our leasing divisions and an increase on fees from customer interest rate swaps. This was partially offset by losses realized on investment securities, negative adjustments from foreign currency remeasurement, lower fees from covered call options and losses from investments in partnerships (see “Non-Interest Income” section later in this Item 7 for further detail).

Non-interest expense totaled $826.1 million in 2018, increasing $94.3 million, or 13%, compared to 2017. The increase compared to 2017 was primarily attributable to a $50.0 million increase in salaries and employee benefits, higher operating lease equipment depreciation, an increase in professional fees, and higher marketing expenses. The increase in salaries and employee benefits was, specifically, attributable to a $40.4 million increase in salaries resulting from annual salary increases and larger staffing as the Company grew, a $2.0 million increase in commissions and incentive compensation primarily attributable to the Company's incentive compensation programs, and a $7.5 million increase in employee benefits due to higher retirement savings plan costs.

As the Company continues to experience strong growth in its balance sheet, controlling operating expenses is a continued focus throughout the Company's various business units. Management monitors expense control from period to period throughout the Company and places an emphasis on the Company's net overhead ratio, which provides a measure of efficiency both on a consolidated basis and across business units. The Company's goal is to maintain a net overhead ratio below 1.50% on a consolidated basis.

Economic Environment

The economic environment in 2018 was characterized by rising interest rates and continued competition as banks have experienced improvements in their financial condition allowing them to be more active in the lending market. The Company has employed certain strategies to manage net income in the current rate environment, including those discussed below.

Net Interest Income

The Company has leveraged its internal loan pipeline and external growth opportunities to grow its earning assets base. The Company also continues its efforts to improve its funding mix. In 2018, the Company's net interest margin increased to 3.59% (3.61% on a fully tax-equivalent basis) as compared to 3.41% (3.44% on a fully tax-equivalent basis) in 2017 primarily as a result of rising interest rates. As a result of the growth in earning assets and increased net interest margin, the Company increased net interest income by $132.8 million in 2018 compared to 2017.

The Company has continued its practice of writing call options against certain U.S. Treasury and Agency securities to economically hedge the securities positions and receive fee income to compensate for net interest margin compression. In 2018, the Company recognized $3.5 million in fees on covered call options compared to $4.4 million in 2017.

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

Non-Interest Income

The interest rate environment impacts the profitability and mix of the Company's mortgage banking business which generated revenues of $137.0 million in 2018 and $113.5 million in 2017, representing 10% of total net revenue in 2018 and 2017. Mortgage banking revenue is primarily comprised of gains on sales of mortgage loans originated for new home purchases as well as mortgage refinancing. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights ("MSRs") as the Company does not hedge this change in fair value. Mortgage originations totaled $4.0 billion and $3.7 billion in 2018 and 2017, respectively. In 2018 and 2017, approximately 75% of originations were mortgages associated with new home purchases, while 25% of originations were related to refinancing of mortgages. Assuming the housing market continues to improve and interest rates rise, we expect a higher percentage of originations to be attributed to new home purchases.

Non-Interest Expense

Management believes expense management is important to enhance profitability amid the low interest rate environment and increased competition. Cost control and an efficient infrastructure should position the Company appropriately as it continues its growth strategy. Management continues to be disciplined in its approach to growth and plans to leverage the Company's existing expense infrastructure to expand its presence in existing and complimentary markets.

Potentially impacting the cost control strategies discussed above, the Company anticipates increased costs resulting from the changing regulatory environment in which we operate as well as continued investment in technology. We have already experienced increases in compliance-related costs and compliance with the Dodd-Frank Act requires us to invest significant additional management attention and resources.

Credit Quality

The Company's credit quality metrics remained at historically low levels in 2018. The Company continues to actively address non-performing assets and remains disciplined in its approach to grow without sacrificing asset quality.

In particular:

•
The Company’s 2018 provision for credit losses, excluding covered loans, totaled $34.8 million, compared to $30.0 million in 2017 and $34.8 million in 2016. Net charge-offs, excluding covered loans, increased to $19.7 million in 2018 (of which $8.8 million related to commercial and commercial real estate loans), compared to $15.0 million in 2017 (of which $5.3 million related to commercial and commercial real estate loans) and $16.9 million in 2016 (of which $5.3 million related to commercial and commercial real estate loans).

•
The Company's allowance for loan losses increased to $152.8 million at December 31, 2018, reflecting an increase of $14.9 million, or 11%, when compared to 2017. At December 31, 2018, approximately $60.3 million, or 39%, of the allowance for loan losses was associated with commercial real estate loans and another $67.8 million, or 44%, was associated with commercial loans.

50

•
The Company has significant exposure to commercial real estate. At December 31, 2018, $6.9 billion, or 29%, of our loan portfolio was commercial real estate, with approximately 87% located in our market area. The commercial real estate loan portfolio, excluding purchased credit impaired (“PCI”) loans, was comprised of $902.3 million related to land and construction, $939.3 million related to office buildings loans, $892.5 million related to retail loans, $902.2 million related to industrial use, $976.6 million related to multi-family loans and $2.2 billion related to mixed use and other use types. In analyzing the commercial real estate market, the Company does not rely upon the assessment of broad market statistical data, in large part because the Company’s market area is diverse and covers many communities, each of which is impacted differently by economic forces affecting the Company’s general market area. As such, the extent of the decline in real estate valuations can vary meaningfully among the different types of commercial and other real estate loans made by the Company. The Company uses its multi-chartered structure and local management knowledge to analyze and manage the local market conditions at each of its banks. As of December 31, 2018, the Company had approximately $19.1 million of non-performing commercial real estate loans representing approximately 0.28% of the total commercial real estate loan portfolio.

•
Total non-performing loans (loans on non-accrual status and loans more than 90 days past due and still accruing interest) were $113.2 million (of which $19.1 million, or 17%, was related to commercial real estate) at December 31, 2018, an increase of $23.1 million compared to December 31, 2017. Non-performing loans as a percentage of total loans were 0.48% at December 31, 2018 compared to 0.42% at December 31, 2017.

•
The Company’s other real estate owned decreased by $15.8 million, to $24.8 million during 2018, from $40.6 million at December 31, 2017. The decrease in other real estate owned is primarily a result of $19.4 million of OREO disposals and resolutions during 2018. The $24.8 million of other real estate owned as of December 31, 2018 was comprised of $19.9 million of commercial real estate property, $3.4 million of residential real estate property and $1.4 million of residential real estate development property.

During 2018, management continued its efforts to aggressively resolve problem loans through liquidation, rather than retention of loans or real estate acquired as collateral through the foreclosure process. Management believes these actions will serve the Company well in the future by providing some protection for the Company from further valuation deterioration and permitting Management to spend less time on resolution of problem loans and more time on growing the Company’s core business and the evaluation of other opportunities.

Management continues to direct significant attention toward the prompt identification, management and resolution of problem loans. The Company has restructured certain loans by providing economic concessions to borrowers to better align the terms of their loans with their current ability to pay. At December 31, 2018, approximately $66.1 million in loans had terms modified representing troubled debt restructurings (“TDRs”), with $33.3 million of these TDRs continuing in accruing status. See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K for additional discussion of TDRs.

The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. The Company’s practice is generally not to retain long-term fixed rate mortgages on its balance sheet in order to mitigate interest rate risk, and consequently sells most of such mortgages into the secondary market. These agreements provide recourse to investors through certain representations concerning credit information, loan documentation, collateral and insurability. Investors request the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. An increase in requests for loss indemnification can negatively impact mortgage banking revenue as additional recourse expense. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $2.4 million and $3.0 million at December 31, 2018 and 2017, respectively.

Community Banking

Through our community banking franchise, we provide banking and financial services primarily to individuals, small to mid-sized businesses, local governmental units and institutional clients residing primarily in the local areas we service. Profitability of this franchise is primarily driven by our net interest income and margin, our funding mix and related costs, the level of non-performing loans and other real estate owned, the amount of mortgage banking revenue and our history of acquiring banking operations and establishing de novo banking locations.

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

Level of non-performing loans and other real estate owned. The level of non-performing loans and other real estate owned can significantly impact our profitability as these loans and other real estate owned do not accrue any income, can be subject to charge-offs and write-downs due to deteriorating market conditions and generally result in additional legal and collections expenses. The Company's credit quality measures have remained at historically low levels in recent years.

Mortgage banking revenue. Our community banking franchise is also influenced by the level of fees generated by the origination of residential mortgages and the sale of such mortgages into the secondary market by Wintrust Mortgage. The Company recognized an increase of $23.5 million in mortgage banking revenue in 2018 compared to 2017 as a result of higher origination volumes in 2018 and increased servicing fees. Mortgage originations totaled $4.0 billion and $3.7 billion in 2018 and 2017, respectively.

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

In determining the timing of the opening of additional branches of existing banks, and the acquisition of additional banks, we consider many factors, particularly our perceived ability to obtain an adequate return on our invested capital driven largely by the then existing cost of funds and lending margins, the general economic climate and the level of competition in a given market. See discussion of 2018 and 2017 acquisition activity in the “Recent Acquisition Transactions” section below.

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

Specialty Finance

Through our specialty finance segment, we offer financing of insurance premiums for businesses and individuals; lease financing and other direct leasing opportunities; accounts receivable financing, value-added, out-sourced administrative services; and other specialty finance businesses.

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

Wealth Management

We offer a full range of wealth management services including trust and investment services, tax-deferred like-kind exchange services, asset management solutions, securities brokerage services, and 401(k) and retirement plan services through four separate subsidiaries (Wintrust Investments, CTC, Great Lakes Advisors and CDEC).

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

Financial Regulatory Reform

Our business is heavily regulated by both federal and state agencies. Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, in response to the financial crisis as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, we expect that our business will remain subject to extensive regulation and supervision.

The exact impact of the changing regulatory environment on our business and operations depends upon the final implementing regulations under the Dodd-Frank Act that have not yet been adopted or become fully effective, any additional legislative or regulatory changes to reform the financial regulatory framework, and the actions of our competitors, customers, and other market participants. Legislative and regulatory changes could have a significant impact on us by, for example, requiring us to change our business practices; requiring us to meet more stringent capital, liquidity and leverage ratio requirements; limiting our ability to pursue business opportunities; imposing additional costs and compliance obligations on us; limiting fees we can charge for services; impacting the value of our assets; or otherwise adversely affecting our businesses and our earnings’ capabilities. We have already experienced significant increases in compliance related costs in recent years, and we are now subject to more stringent risk-based capital and leverage ratio requirements than we were prior to the adoption of the U.S. Basel III Rules. We are also now subject to many mortgage-related rules promulgated by the CFPB that materially restructured the origination, services and securitization of residential mortgages in the United States. We will continue to monitor the impact that the implementation of applicable rules, regulations and policies arising out of any legislative or regulatory changes may have on our organization. For further discussion of the laws and regulations applicable to us and our subsidiary banks, please refer to “Business-Supervision and Regulation.”

Recent Transactions

Acquisition of CDEC

On December 14, 2018, the Company acquired Elektra, the parent company of CDEC. CDEC is a provider of Qualified Intermediary services (as defined by U.S. Treasury regulations) for taxpayers seeking to structure tax-deferred like-kind exchanges under Internal Revenue Code Section 1031. CDEC has successfully facilitated more than 8,000 like-kind exchanges in the past decade for taxpayers nationwide. These transactions typically generate customer deposits during the period following the sale of the property until such proceeds are used to purchase a replacement property.

Acquisition of certain assets and assumption of certain liabilities of AEB

On December 7, 2018, the Company completed its acquisition of certain assets and the assumption of certain liabilities of American Enterprise Bank (“AEB”). Through this asset acquisition, the Company acquired approximately $164.0 million in assets, including approximately $119.3 million in loans, and approximately $150.8 million in deposits.

Acquisition of Chicago Shore Corporation

On August 1, 2018, the Company completed its acquisition of Chicago Shore Corporation (“CSC”). CSC was the parent company of Delaware Place Bank. Delaware Place Bank was merged into the Company's wholly-owned subsidiary Wintrust Bank. In addition to one banking location in Chicago, Illinois, the Company acquired approximately $282.8 million in assets, including $152.7 million of loans, and assumed approximately $213.1 million in deposits.

Acquisition of iFreedom Direct Corporation DBA Veterans First Mortgage

On January 4, 2018, the Company acquired certain assets, including mortgage servicing rights, and assumed certain liabilities of the mortgage banking business of iFreedom Direct Corporation DBA Veterans First Mortgage ("Veterans First"), in a business combination.

Acquisition of American Homestead Mortgage, LLC

On February 14, 2017, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of American Homestead Mortgage, LLC ("AHM"), in a business combination. AHM is located in Montana's Flathead Valley.

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

Other Completed Transactions

Expiration of Common Stock Warrants

On December 19, 2018, the Company’s publicly traded warrants to purchase shares of the Company’s common stock expired. Warrants not exercised prior to this date totaling 409 warrant shares expired and became void, and the holders did not receive any shares of the Company’s common stock.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required or elected to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, and are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions.

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

Estimations of Fair Value

A portion of the Company’s assets and liabilities are carried at fair value on the Consolidated Statements of Condition, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable accounting principles generally accepted in the United States. These include the Company’s trading account securities, available-for-sale securities, equity securities with a readily determinable fair value, derivatives, mortgage loans held-for-sale, certain loans held-for-investment and mortgage servicing rights (“MSRs”). The determination of fair value is important for certain other assets, including goodwill and other intangible assets, impaired loans, and other real estate owned that are periodically evaluated for impairment using fair value estimates.

Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 22, “Fair Value of Assets and Liabilities,” to the Consolidated Financial Statements in Item 8 for a further discussion of fair value measurements.

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

As of December 31, 2018, the Company had three reporting units: Community Banking, Specialty Finance and Wealth Management. Based on the Company’s 2018 goodwill impairment testing, no goodwill impairment was indicated for any of the reporting units on their respective annual testing dates.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of Wintrust’s results of operations requires an understanding that a majority of the Company’s bank subsidiaries have been started as de novo banks since December 1991. Wintrust has a strategy of continuing to build its customer base and securing broad product penetration in each marketplace that it serves. The Company has expanded its banking franchise from three banks with five offices in 1994 to 15 banks with 167 offices at the end of 2018. FIRST Insurance Funding and Wintrust Life Finance have matured into separate divisions that generated, on a national basis, $7.1 billion in total premium finance receivables in 2018 within the United States. FIFC Canada, acquired in 2012, originated $749.4 million in Canadian commercial premium finance receivables in 2018. In addition, the wealth management companies have been building a team of experienced professionals who are located within a majority of the banks.

Earnings Summary

Net income for the year ended December 31, 2018, totaled $343.2 million, or $5.86 per diluted common share, compared to $257.7 million, or $4.40 per diluted common share, in 2017, and $206.9 million, or $3.66 per diluted common share, in 2016. During 2018, net income increased by $85.5 million and earnings per diluted common share increased by $1.46. During 2017, net income increased by $50.8 million and earnings per diluted common share increased by $0.74. Net income increased in 2018 as compared to 2017 primarily as a result of an increase in net interest income driven by growth in earning assets and an improvement in net interest margin, lower income tax expenses primarily due to the reduction of the federal corporate income tax rate effective in 2018 as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017 and an increase in mortgage banking revenue, partially offset by increased salary and employee benefits and higher advertising and marketing expense. Net income increased in 2017 as compared to 2016 primarily as a result of an increase in net interest income driven by growth in earning assets and improvement in net interest margin and an increase in operating lease income, partially offset by lower mortgage banking revenue and increased salary and employee benefits and operating lease equipment depreciation.

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

Net interest income in 2018 totaled $964.9 million, up from $832.1 million in 2017 and $722.2 million in 2016, representing an increase of $132.8 million, or 16%, in 2018 and an increase of $109.9 million, or 15%, in 2017. The table presented later in this section, titled “Changes in Interest Income and Expense,” presents the dollar amount of changes in interest income and expense, by major category, attributable to changes in the volume of the balance sheet category and changes in the rate earned or paid with respect to that category of assets or liabilities for 2018 and 2017. Average earning assets increased $2.5 billion, or 10%, in 2018 and $2.1 billion, or 9%, in 2017. Loans are the most significant component of the earning asset base as they earn interest at a higher rate than the other earning assets. Average loans, excluding covered loans, increased $2.0 billion, or 10%, in 2018 and $2.3 billion, or 12%, in 2017. Total average loans, excluding covered loans, as a percentage of total average earning assets were 84%, 85% and 82% in 2018, 2017 and 2016, respectively. The average yield on loans, excluding covered loans, was 4.66% in 2018, 4.19% in 2017 and 3.96% in 2016, reflecting an increase of 47 basis points in 2018 and an increase of 23 basis points in 2017. The higher loan yields in 2018 compared to 2017 is primarily a result of the rising interest rate environment. The average yield on liquidity management assets was 2.78% in 2018, 2.28% in 2017 and 2.08% in 2016, reflecting an increase of 50 basis points in 2018 and a increase of 20 basis points in 2017. The average rate paid on interest bearing deposits, the largest component of the Company’s interest bearing liabilities, was 0.95% in 2018, 0.52% in 2017 and 0.40% in 2016, representing an increase of 43 basis points in 2018 and an increase of 12 basis points in 2017. The higher level of interest bearing deposits rates in 2018 compared to 2017 is primarily due to upward re-pricing of retail deposits as a result of rising interest rates. As a result of the above, net interest margin increased to 3.59% (3.61% on a fully tax-equivalent basis) in 2018 compared to 3.41% (3.44% on a fully tax-equivalent basis) in 2017.

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

Average Balance Sheets, Interest Income and Expense, and Interest Rate Yields and Costs

The following table sets forth the average balances, the interest earned or paid thereon, and the effective interest rate, yield or cost for each major category of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2018, 2017 and 2016. The yields and costs include loan origination fees and certain direct origination costs that are considered adjustments to yields. Interest income on non-accruing loans is reflected in the year that it is collected, to the extent it is not applied to principal. Such amounts are not material to net interest income or the net change in net interest income in any year. Non-accrual loans are included in the average balances. Net interest income and the related net interest margin have been adjusted to reflect tax-exempt income, such as interest on municipal securities and loans, on a tax-equivalent basis. This table should be referred to in conjunction with discussion of the financial condition and results of operations of the Company.

	Average Balance for the year ended December 31,			Interest for the year ended December 31,			Yield/Rate for the year ended December 31,
(Dollars in thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Assets
Interest bearing deposits with banks and cash equivalents	$888,671	$856,020	$829,845	$17,091	$9,254	$4,240	1.92%	1.08%	0.52%
Investment securities	3,045,555	2,590,260	2,611,909	89,640	67,028	65,668	2.94	2.59	2.51
FHLB and FRB stock	101,681	89,333	120,726	5,331	4,370	4,287	5.24	4.89	3.55
Total liquidity management assets (1) (6)	$4,035,907	$3,535,613	$3,562,480	$112,062	$80,652	$74,195	2.78%	2.28%	2.08%
Other earning assets (1) (2) (6)	20,681	25,951	28,992	777	662	931	3.75	2.55	3.21
Mortgage loans held-for-sale	332,863	319,147	418,256	15,738	12,332	14,953	4.73	3.86	3.58
Loans, net of unearned income (1) (3) (6)	22,500,482	20,469,799	18,210,005	1,047,905	858,058	722,741	4.66	4.19	3.96
Covered loans	—	40,665	102,948	—	2,251	5,589	—	5.54	5.43
Total earning assets (6)	$26,889,933	$24,391,175	$22,322,681	$1,176,482	$953,955	$818,409	4.38%	3.91%	3.67%
Allowance for loan and covered loan losses	(148,342)	(133,432)	(118,229)
Cash and due from banks	266,086	239,638	248,507
Other assets	2,020,743	1,872,321	1,839,272
Total assets	$29,028,420	$26,369,702	$24,292,231
Liabilities and Shareholders’ Equity
Deposits — interest bearing:
NOW and interest bearing demand deposits	$2,436,791	$2,402,254	$2,438,052	$9,773	$5,027	$4,014	0.40%	0.21%	0.16%
Wealth management deposits	2,356,145	2,125,177	1,877,020	27,839	13,952	8,206	1.18	0.66	0.44
Money market accounts	5,105,244	4,482,137	4,343,332	42,973	12,588	9,254	0.84	0.28	0.21
Savings accounts	2,684,661	2,471,663	1,887,748	11,444	7,715	3,313	0.43	0.31	0.18
Time deposits	4,872,590	4,423,067	4,074,734	74,524	44,044	33,622	1.53	1.00	0.83
Total interest bearing deposits	$17,455,431	$15,904,298	$14,620,886	$166,553	$83,326	$58,409	0.95%	0.52%	0.40%
FHLB advances	713,539	380,412	653,529	12,412	8,798	10,886	1.74	2.31	1.67
Other borrowings	289,615	255,136	248,753	8,599	5,370	4,355	2.97	2.10	1.75
Subordinated notes	139,140	139,022	138,912	7,121	7,116	7,111	5.12	5.12	5.12
Junior subordinated notes	253,566	253,566	254,591	11,222	9,782	9,503	4.37	3.81	3.67
Total interest-bearing liabilities	$18,851,291	$16,932,434	$15,916,671	$205,907	$114,392	$90,264	1.09%	0.67%	0.57%
Non-interest bearing deposits	6,545,251	6,182,048	5,409,923
Other liabilities	533,138	413,139	415,708
Equity	3,098,740	2,842,081	2,549,929
Total liabilities and shareholders’ equity	$29,028,420	$26,369,702	$24,292,231
Interest rate spread (4) (6)							3.29%	3.24%	3.10%
Less: Fully tax-equivalent adjustment				$(5,672)	$(7,487)	$(5,952)	(0.02)	(0.03)	(0.02)
Net free funds/contribution (5)	$8,038,642	$7,458,741	$6,406,010				0.32	0.20	0.16
Net interest income/margin (6) (GAAP)				$964,903	$832,076	$722,193	3.59%	3.41%	3.24%
Fully tax-equivalent adjustment				5,672	7,487	5,952	0.02	0.03	0.02
Net interest income/margin (6) - FTE				$970,575	$839,563	$728,145	3.61%	3.44%	3.26%

(1)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on a marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the years ended December 31, 2018, 2017 and 2016 were $5.7 million, $7.5 million and $6.0 million, respectively.

(2)	Other earning assets include brokerage customer receivables and trading account securities.

(3)	Loans, net of unearned income, include non-accrual loans.

(4)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

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

Changes In Interest Income and Expense

The following table shows the dollar amount of changes in interest income and expense by major categories of interest-earning assets and interest-bearing liabilities attributable to changes in volume or rate for the periods indicated:

	Years Ended December 31,
	2018 Compared to 2017			2017 Compared to 2016
(Dollars in thousands)	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
Interest income:
Interest bearing deposits with banks and cash equivalents	$7,457	$380	$7,837	$4,857	$157	$5,014
Investment securities	12,039	12,028	24,067	1,925	(648)	1,277
FHLB and FRB stock	328	633	961	1,373	(1,290)	83
Total liquidity management assets	$19,824	$13,041	$32,865	$8,155	$(1,781)	$6,374
Other earning assets	268	(150)	118	(154)	(89)	(243)
Mortgage hold for sale	2,860	546	3,406	6,851	(3,445)	3,406
Loans, net of unearned income	100,551	89,653	190,204	36,503	91,309	127,812
Covered loans	(1,126)	(1,125)	(2,251)	108	(3,446)	(3,338)
Total interest income	$122,377	$101,965	$224,342	$51,463	$82,548	$134,011

Interest Expense:
Deposits — interest bearing:
NOW and interest bearing demand deposits	$3,671	$1,075	$4,746	$1,050	$(37)	$1,013
Wealth management deposits	9,713	4,174	13,887	3,169	2,577	5,746
Money market accounts	28,537	1,848	30,385	3,075	259	3,334
Savings accounts	3,046	683	3,729	3,157	1,245	4,402
Time deposits	25,357	5,123	30,480	7,516	2,906	10,422
Total interest expense — deposits	$70,324	$12,903	$83,227	$17,967	$6,950	$24,917
FHLB advances	(2,590)	6,204	3,614	3,379	(5,467)	(2,088)
Other borrowings	1,673	1,556	3,229	911	104	1,015
Subordinated notes	—	5	5	—	5	5
Junior subordinated notes	1,440	—	1,440	342	(63)	279
Total interest expense	$70,847	$20,668	$91,515	$22,599	$1,529	$24,128
Net interest income (GAAP)	$51,530	81,297	132,827	$28,864	81,019	109,883
Fully tax-equivalent adjustment	$(2,605)	$790	$(1,815)	$1,265	$270	$1,535
Net interest income - FTE	$48,925	$82,087	$131,012	$30,129	$81,289	$111,418

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

Non-Interest Income

The following table presents non-interest income by category for 2018, 2017 and 2016:

	Years ended December 31,			2018 compared to 2017		2017 compared to 2016
(Dollars in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Brokerage	$22,391	$22,863	$25,519	$(472)	(2)%	$(2,656)	(10)%
Trust and asset management	68,572	58,903	50,499	9,669	16	8,404	17
Total wealth management	$90,963	$81,766	$76,018	$9,197	11%	$5,748	8%
Mortgage banking	136,990	113,472	128,743	23,518	21	(15,271)	(12)
Service charges on deposit accounts	36,404	34,513	31,210	1,891	5	3,303	11
(Losses) gains on investment securities, net	(2,898)	45	7,645	(2,943)	NM	(7,600)	(99)
Fees from covered call options	3,519	4,402	11,470	(883)	(20)	(7,068)	(62)
Trading gains (losses), net	11	(845)	91	856	NM	(936)	NM
Operating lease income, net	38,451	29,646	16,441	8,805	30	13,205	80
Other:
Interest rate swap fees	11,027	7,379	12,024	3,648	49	(4,645)	(39)
BOLI	4,982	3,524	3,594	1,458	41	(70)	(2)
Administrative services	4,625	4,165	4,409	460	11	(244)	(6)
Gain on extinguishment of debt	—	—	3,588	—	—	(3,588)	(100)
Early pay-offs of capital leases	601	1,228	728	(627)	(51)	500	69
Miscellaneous	31,475	40,211	29,469	(8,736)	(22)	10,742	36
Total Other	$52,710	$56,507	$53,812	$(3,797)	(7)%	$2,695	5%
Total Non-Interest Income	$356,150	$319,506	$325,430	$36,644	11%	$(5,924)	(2)%
 NM—Not Meaningful

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue is comprised of the trust and asset management revenue of the CTC and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.

Brokerage revenue is directly impacted by trading volumes. In 2018, brokerage revenue totaled $22.4 million, reflecting a decrease of $472,000, or 2%, compared to 2017. In 2017, brokerage revenue totaled $22.9 million, reflecting a decrease of $2.7 million, or 10%, compared to 2016. The decrease in brokerage revenue during 2018 compared to 2017 can be attributed to decreased customer trading activity.

Trust and asset management revenue totaled $68.6 million in 2018, an increase of $9.7 million, or 16%, compared to 2017. Trust and asset management revenue totaled $58.9 million in 2017, an increase of $8.4 million, or 17%, compared to 2016. Trust and asset management fees are based primarily on the market value of the assets under management or administration. Higher asset levels from new customers and new financial advisors along with market appreciation helped drive revenue growth in 2018 compared to 2017 and 2017 compared to 2016.

Mortgage banking revenue totaled $137.0 million in 2018, $113.5 million in 2017, and $128.7 million in 2016, reflecting an increase of $23.5 million, or 21%, in 2018, and a decrease of $15.3 million, or 12%, in 2017. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. A main factor in the mortgage banking revenue recognized by the Company is the volume of mortgage loans originated or purchased for sale. Mortgage loans originated or purchased for sale were $4.0 billion in 2018 compared to $3.7 billion in 2017, and $4.4 billion in 2016. The increase in volume is the result of the Veterans First acquisition, which originated $694.2 million of volume, and increased correspondent originations from the Company's legacy business. This was partially offset by a decrease in retail originations from the Company's legacy business. Mortgage revenue is also impacted by changes in the fair value of MSRs as the Company does not hedge this change in fair value. The Company records MSRs at fair value on a recurring basis.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Retail originations	$2,412,232	$3,142,824	$4,020,788
Correspondent originations	848,997	549,261	365,551
Veterans First originations	694,209	—	—
(A) Total originations	$3,955,438	$3,692,085	$4,386,339

Purchases as a percentage of originations	75%	75%	58%
Refinances as a percentage of originations	25	25	42
Total	100%	100%	100%

Production Margin:
(B) Production revenue (1)	$92,250	$90,458	$113,360
Production margin (B/A)	2.33%	2.45%	2.58%

Mortgage Servicing:
(C) Loans serviced for others	$6,545,870	$2,929,133	$1,784,760
(D) MSRs, at fair value	75,183	33,676	19,103
Percentage of MSRs to loans serviced for others (D/C)	1.15%	1.15%	1.07%

Components of Mortgage Banking Revenue:
Production revenue	$92,250	90,458	$113,360
MSR - current period capitalization	33,071	18,341	13,091
MSR - collection of expected cash flow - paydown (2)	(1,910)	—	—
MSR - collection of expected cash flow - payoffs	(3,129)	(2,595)	(2,325)
MSR - changes in fair value model assumptions	(331)	(1,173)	(755)
Servicing income	15,268	6,417	3,329
Other	1,771	2,024	2,043
Total mortgage banking revenue	$136,990	$113,472	$128,743

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

(2)
Change in MSR value due to collection of expected cash flows from paydowns and payoffs in 2017 and 2016 is combined and shown in total in the payoff line. The component detail is not available for 2017 or 2016.

Service charges on deposit accounts totaled $36.4 million in 2018, $34.5 million in 2017 and $31.2 million in 2016, reflecting an increase of 5% in 2018 and 11% in 2017. The increase in recent years is primarily a result of higher account analysis fees on deposit accounts which have increased as a result of the Company's commercial banking initiative as well as additional service charges on deposit accounts from acquired institutions.

The Company recognized $2.9 million net losses in 2018, versus $45,000 and $7.6 million in net gains on investment securities in 2017 and 2016, respectively. The Company did not recognize any other-than-temporary impairment charges in 2018, 2017 and 2016.

Fees from covered call option transactions totaled $3.5 million in 2018, versus $4.4 million in 2017 and $11.5 million in 2016. The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has effectively entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and to increase the total return associated with holding certain investment securities and do not qualify as hedges pursuant to accounting guidance. Fees from covered call options decreased primarily as a result of the market paying lower premiums in 2018 compared to 2017. There were no outstanding call option contracts at December 31, 2018, December 31, 2017 or December 31, 2016.

The Company recognized $11,000 of trading gains in 2018 compared to trading losses of $845,000 in 2017 and trading gains of $91,000 in 2016. Trading gains and losses recorded by the Company primarily result from fair value adjustments related to interest rate derivatives not designated as hedges.

Operating lease income totaled $38.5 million in 2018 compared to $29.6 million in 2017 and $16.4 million in 2016. The increase annually is primarily related to growth in business from the Company's leasing divisions.

Interest rate swap fee revenue totaled $11.0 million in 2018, $7.4 million in 2017 and $12.0 million in 2016. Swap fee revenues result from interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties. The revenue recognized on this customer-based activity is sensitive to the pace of organic loan growth, the shape of the yield curve and the customers’ expectations of interest rates. The fluctuations in swap fee revenue in 2018 and 2017 primarily results from fluctuations in interest rate swap transactions related to both customer-based trades and the related matched trades with inter-bank dealer counterparties.

Bank owned life insurance (“BOLI”) generated non-interest income of $5.0 million in 2018, $3.5 million in 2017 and $3.6 million in 2016. This income typically represents adjustments to the cash surrender value of BOLI policies and proceeds received from death benefits. The Company initially purchased BOLI to consolidate existing term life insurance contracts of executive officers and to mitigate the mortality risk associated with death benefits provided for in executive employment contracts and in connection with certain deferred compensation arrangements. The Company has also assumed additional BOLI policies as the result of the acquisition of certain banks. The cash surrender value of BOLI totaled $147.9 million at December 31, 2018 and $145.9 million at December 31, 2017, and is included in other assets.

Administrative services revenue generated by Tricom was $4.6 million in 2018, $4.2 million in 2017 and $4.4 million in 2016. This revenue comprises income from administrative services, such as data processing of payrolls, billing and cash management services, to temporary staffing service clients located throughout the United States. Tricom also earns interest and fee income from providing high-yielding, short-term accounts receivable financing to this same client base, which is included in the net interest income category.

The $3.6 million net gain on extinguishment of debt in 2016 was the result of the extinguishment of $15.0 million of junior subordinated debentures that resulted in a $4.3 million gain, partially offset by a $717,000 loss as a result of the prepayment of $262.4 million of FHLB advances.

The Company realized gains of $601,000, $1.2 million and $728,000 in 2018, 2017 and 2016, respectively, representing gains realized from the early pay-off of leases originated and managed by the Company's leasing division.

Miscellaneous other non-interest income totaled $31.5 million in 2018, $40.2 million in 2017 and $29.5 million in 2016. Miscellaneous income includes loan servicing fees, income from other investments, service charges and other fees. The decrease in miscellaneous other income for 2018 compared to 2017 primarily resulted from discontinued accretion recognized on loss-share assets due to the termination of the loss share agreements and negative foreign currency adjustment related to the company's Canadian subsidiary. The increase in miscellaneous other income for 2017 compared to 2016 primarily resulted from increased fee from loan syndications and higher accretion recognized on loss- share assets.

Non-Interest Expense

The following table presents non-interest expense by category for 2018, 2017 and 2016:

	Years ended December 31,			2018 compared to 2017		2017 compared to 2016
(Dollars in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Salaries and employee benefits:
Salaries	$266,563	$226,151	$210,623	$40,412	18%	$15,528	7%
Commissions and incentive compensation	135,558	133,511	128,390	2,047	2	5,121	4
Benefits	77,956	70,416	66,145	7,540	11	4,271	6
Total salaries and employee benefits	$480,077	$430,078	$405,158	$49,999	12%	$24,920	6%
Equipment	42,949	38,358	37,055	4,591	12	1,303	4
Operating lease equipment depreciation	29,305	24,107	13,259	5,198	22	10,848	82
Occupancy, net	57,814	52,920	50,912	4,894	9	2,008	4
Data processing	35,027	31,495	28,776	3,532	11	2,719	9
Advertising and marketing	41,140	30,830	24,776	10,310	33	6,054	24
Professional fees	32,306	27,835	20,411	4,471	16	7,424	36
Amortization of other intangible assets	4,571	4,401	4,789	170	4	(388)	(8)
FDIC insurance	17,209	16,231	16,065	978	6	166	1
OREO expenses, net	6,120	3,593	5,187	2,527	70	(1,594)	(31)
Other:
Commissions — 3rd party brokers	4,264	4,178	5,161	86	2	(983)	(19)
Postage	8,685	6,763	7,184	1,922	28	(421)	(6)
Miscellaneous	66,621	61,028	62,952	5,593	9	(1,924)	(3)
Total other	$79,570	$71,969	$75,297	$7,601	11%	$(3,328)	(4)%
Total Non-Interest Expense	$826,088	$731,817	$681,685	$94,271	13%	$50,132	7%
NM—Not Meaningful

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits is the largest component of non-interest expense, accounting for 58% of the total in 2018 compared to 59% of the total in both 2017 and 2016. For the year ended December 31, 2018, salaries and employee benefits totaled $480.1 million and increased $50.0 million, or 12%, compared to 2017. This increase can be attributed to a $40.4 million increase in salaries resulting from annual salary increases and larger staffing as the Company grows and a $7.5 million increase in benefits due to higher payroll taxes and increased insurance benefits. For the year ended December 31, 2017, salaries and employee benefits totaled $430.1 million and increased $24.9 million, or 6%, compared to 2016. This increase can be attributed to a $15.5 million increase in salaries resulting from annual salary increases, and larger staffing as the Company grows, as well as a $5.1 million increase in commissions and incentive compensation primarily attributable to the Company's long term incentive program.

Equipment expense totaled $42.9 million in 2018, $38.4 million in 2017 and $37.1 million in 2016, reflecting an increase of 12% in 2018 and an increase of 4% in 2017. The increase in equipment expense in 2018 and 2017 was primarily related to increased software license fees and higher depreciation as a result of equipment purchases. Equipment expense includes furniture, equipment and computer software, depreciation and repairs and maintenance costs.

Operating lease equipment depreciation expense totaled $29.3 million in 2018, $24.1 million in 2017 and $13.3 million in 2016. The increases in 2018 compared to 2017 and 2017 compared to 2016 were primarily related to growth in business from the Company's leasing divisions.

Occupancy expense for the years 2018, 2017 and 2016 was $57.8 million, $52.9 million and $50.9 million, respectively, reflecting increases of 9% in 2018 and 4% in 2017. The increase in 2018 was primarily the result of higher maintenance and repairs and higher real estate taxes on owned properties. Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises.

Data processing expenses totaled $35.0 million in 2018, $31.5 million in 2017 and $28.8 million in 2016, representing an increase of 11% in 2018 and an increase of 9% in 2017. The amount of data processing expenses incurred fluctuates based on the overall growth of loan and deposit accounts as well as additional expenses recorded related to bank acquisition transactions. The increase in both periods was primarily due to continued growth in the Company during the period.

Advertising and marketing expenses totaled $41.1 million for 2018, $30.8 million for 2017 and $24.8 million for 2016. Marketing costs are incurred to promote the Company’s brand, commercial banking capabilities, the Company’s MaxSafe® suite of products, community-based products, to attract loans and deposits and to announce new branch openings as well as the expansion of the Company's non-bank businesses. The increase in 2018 and 2017 was primarily due to expenses for community-related advertisements and sponsorships. The level of marketing expenditures depends on the type of marketing programs utilized which are determined based on the market area, targeted audience, competition and various other factors. Management continues to utilize mass market media promotions as well as targeted marketing programs in certain market areas. In 2018, 2017 and 2016, the Company incurred increased advertising and marketing costs to increase Wintrust's name recognition associated with the overall goal of becoming “Chicago's Bank” and “Wisconsin's Bank.”

Professional fees totaled $32.3 million in 2018, $27.8 million in 2017 and $20.4 million in 2016. The increase in 2018 as compared to 2017 related primarily to higher legal fees related to acquisitions and increased lending related fees. The increase in 2017 as compared to 2016 related primarily to increased consulting fees related to continued investment in various areas of company including technology and enhanced customer experience as well as higher legal fees. Professional fees include legal, audit and tax fees, external loan review costs and regulatory exam assessments.

FDIC insurance totaled $17.2 million for 2018, $16.2 million for 2017 and $16.1 million for 2016. The increase in 2018 as compared to 2017 was primarily the result of an increased assessment base due to the Company's growth during that year.

OREO expense was $6.1 million in 2018, $3.6 million in 2017, and $5.2 million in 2016. The increase in 2018 compared to 2017 was primarily the result of negative valuation adjustments of OREO properties. OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.

Miscellaneous non-interest expense increased $5.6 million, or 9%, in 2018 compared to 2017 and decreased $1.9 million, or 3%, in 2017 compared to 2016. Miscellaneous non-interest expense includes ATM expenses, correspondent banking charges, directors’ fees, telephone and communication, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Income Taxes

The Company recorded income tax expense of $117.0 million in 2018 compared to $132.3 million in 2017 and $125.0 million in 2016. The effective tax rates were 25.4% in 2018, 33.9% in 2017 and 37.7% in 2016. The lower effective tax rate for the year ended 2018 compared to the years ended 2017 and 2016 was primarily due to the reduction of the federal corporate income tax rate effective in 2018 as a result of the enactment of the Tax Act, which reduced the statutory federal income tax rate for corporations from 35% to 21% effective January 1, 2018. During the fourth quarter of 2017, the Company recorded a provisional tax benefit of $7.6 million related to the enactment of the Tax Act, and during the third quarter of 2018, the Company finalized the provisional amounts and recorded an additional net tax benefit of $1.2 million. The lower effective tax rate for the years ended 2018 and 2017 as compared to the year ended 2016 was also impacted by recording $3.9 million and $6.2 million of excess tax benefits in the years ended 2018 and 2017, respectively, related to the adoption of new accounting rules for income taxes attributed to share-based compensation that became effective on January 1, 2017. In years prior to 2017, these excess tax benefits on share-based compensation were recorded directly to the Company's shareholders' equity. Excess tax benefits are expected to be higher in the first quarter of each year when the majority of the Company's share-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards. Please refer to Note 17 to the Consolidated Financial Statements in Item 8 for further discussion and analysis of the Company's tax position, including a reconciliation of the tax expense computed at the statutory tax rate to the Company's actual tax expense.

Operating Segment Results

As described in Note 24 to the Consolidated Financial Statements in Item 8, the Company’s operations consist of three primary segments: community banking, specialty finance and wealth management. The Company’s profitability is primarily dependent on the net interest income, provision for credit losses, non-interest income and operating expenses of its community banking segment. For purposes of internal segment profitability, management allocates certain intersegment and parent company balances. Management allocates a portion of revenues to the specialty finance segment related to loans and leases originated by the specialty finance segment and sold or assigned to the community banking segment. Similarly, for purposes of analyzing the contribution from the wealth management segment, management allocates a portion of the net interest income earned by the community banking segment on deposit balances of customers of the wealth management segment to the wealth management segment. Finally, expenses incurred at the Wintrust parent company are allocated to each segment based on each segment's risk-weighted assets.

The community banking segment’s net interest income for the year ended December 31, 2018 totaled $791.8 million as compared to $677.5 million for the same period in 2017, an increase of $114.4 million, or 17%, and the segment’s net interest income in 2017 compared to 2016 increased $88.6 million or 15%. The increase both in 2018 compared to 2017 and in 2017 compared to 2016 was primarily attributable to growth in earning assets and higher net interest margin. The community banking segment's provision for credit losses totaled $28.6 million in 2018 compared to $27.1 million in 2017 and $30.9 million in 2016. The provision for credit losses increased in 2018 compared to 2017 due to higher impaired loans requiring a specific reserve and an increase in loans during 2018. The provision for credit losses decreased in 2017 compared to 2016 primarily as a result of improved credit quality metrics, partially offset by an increase in loans, excluding covered loans, during 2017. Non-interest income for the community banking segment increased $27.3 million, or 13%, in 2018 when compared to 2017 and decreased $19.1 million, or 8%, in 2017 when compared to 2016. The increase in 2018 compared to 2017 was primarily attributable to an increase in mortgage banking revenue and higher swap fee income. The decrease in 2017 compared to 2016 was primarily attributable to a decrease in mortgage banking revenue, lower gains realized on sales of investment securities and lower fees from covered call options. The community banking segment’s net income for the year ended December 31, 2018 totaled $240.8 million, an increase of $66.0 million, compared to net income of $174.8 million in 2017. Net income for the year ended December 31, 2017 of $174.8 million was an increase of $30.2 million as compared to net income in 2016 of $144.7 million.

The specialty finance segment’s net interest income totaled $137.0 million for the year ended December 31, 2018, compared to $118.3 million in the same period of 2017, an increase of $18.7 million, or 16%. The specialty finance segment’s net interest income for the year ended December 31, 2017 increased $20.1 million, or 20%, from $98.2 million in 2016. The increase both in 2018 compared to 2017 and in 2017 compared to 2016 was primarily attributable to growth in average loans and higher yields on the premium finance receivables portfolios. The specialty finance segment's provision for credit losses totaled $6.2 million in 2018 compared to $2.7 million in 2017 and $3.2 million in 2016. The provision for credit losses increased in 2018 compared to 2017 and 2016 primarily due to higher net charge-offs in 2018. The specialty finance segment’s non-interest income totaled $65.9 million for the year ended December 31, 2018 compared to $60.4 million in 2017 and $49.7 million in 2016. The increase in non-interest income in 2018 is primarily a result of higher originations and increased balances related to the premium finance portfolio and growth in business from the Company's leasing division. For 2018, our commercial premium finance operations, life insurance premium finance operations, leasing operations and accounts receivable finance operations accounted for 39%, 36%, 19% and 6%, respectively, of the total revenues of our specialty finance business. Net income of the specialty finance segment totaled $82.1 million, $65.7 million and $48.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The wealth management segment reported net interest income of $17.5 million for 2018, $18.9 million for 2017 and $18.6 million for 2016. Net interest income for this segment is primarily comprised of an allocation of net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $894.9 million, $992.0 million and $1.0 billion in 2018, 2017 and 2016, respectively. This segment recorded non-interest income of $91.9 million for 2018 as compared to $84.3 million for 2017 and $78.5 million for 2016. This increase is primarily due to growth in assets from new and existing customers and market appreciation. Distribution of wealth management services through each bank continues to be a focus of the Company as the number of brokers in its banks continues to increase. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment reported net income of $20.3 million for 2018 compared to $17.2 million for 2017 and $13.4 million for 2016.

ANALYSIS OF FINANCIAL CONDITION

Total assets were $31.2 billion at December 31, 2018, representing an increase of $3.3 billion, or 11.9%, when compared to December 31, 2017. Total funding, which includes deposits, all notes and advances, including secured borrowings and junior subordinated debentures, was $27.3 billion at December 31, 2018 and $24.4 billion at December 31, 2017. See Notes 3, 4, and 10 through 14 of the Consolidated Financial Statements in Item 8 for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning assets and the relative percentage of each category to total average earning assets for the periods presented:

	Years Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$332,863	1%	$319,147	1%	$418,255	2%
Loans:
Commercial	7,223,368	27	6,241,253	26	5,268,454	24
Commercial real estate	6,655,352	25	6,363,002	26	5,835,480	26
Home equity	602,258	2	691,629	3	759,615	3
Residential real estate	849,766	3	763,863	3	647,421	3
Premium finance receivables	7,035,390	26	6,281,896	26	5,563,139	25
Other loans	134,348	1	128,156	1	135,897	1
Total loans, net of unearned income excluding covered loans (1)	$22,500,482	84%	$20,469,799	85%	$18,210,006	82%
Covered loans	—	—	40,665	—	102,948	—
Total average loans (1)	$22,500,482	84%	$20,510,464	85%	$18,312,954	82%
Liquidity management assets (2)	$4,035,907	15%	$3,535,613	14%	$3,562,480	16%
Other earning assets (3)	20,681	—	25,951	—	28,992	—
Total average earning assets	$26,889,933	100%	$24,391,175	100%	$22,322,681	100%
Total average assets	$29,028,420		$26,369,702		$24,292,231
Total average earning assets to total average assets		93%		92%		92%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Total average earning assets increased $2.5 billion, or 10%, in 2018 and $2.1 billion, or 9%, in 2017. Average earning assets comprised 93% of average total assets in 2018, and 92% in 2017 and 2016.

Loans. Average total loans, net of unearned income, totaled $22.5 billion and increased $2.0 billion, or 10%, in 2018 and $2.1 billion, or 11%, in 2017. Average commercial loans totaled $7.2 billion in 2018, and increased $982.1 million, or 16%, over the average balance in 2017, while average commercial real estate loans totaled $6.7 billion in 2018, increasing $292.4 million, or 5%, since 2017. From 2016 to 2017, average commercial loans increased $972.8 million, or 18%, while average commercial real estate loans increased by $527.5 million, or 9%. Combined, these categories comprised 62% and 61% of the average loan portfolio in 2018 and 2017, respectively. The growth realized in these categories for 2018 and 2017 is primarily attributable to increased business development efforts.

Home equity loans averaged $602.3 million in 2018, and decreased $89.4 million, or 13%, when compared to the average balance in 2017. Home equity loans averaged $691.6 million in 2017, and decreased $68.0 million, or 9%, when compared to the average balance in 2016. Unused commitments on home equity lines of credit totaled $807.9 million at December 31, 2018 and $826.5 million at December 31, 2017. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $849.8 million in 2018, and increased $85.9 million, or 11%, from the average balance in 2017. In 2017, residential real estate loans averaged $763.9 million, and increased $17.3 million, or 2%, from the average balance in 2016.

Average premium finance receivables totaled $7.0 billion in 2018, and accounted for 31% of the Company’s average total loans. In 2018, average premium finance receivables increased $753.5 million, or 12%, compared to 2017. In 2017, average premium finance receivables increased $718.8 million, or 13%, from the average balance of $5.6 billion in 2016. The increase during 2018 and 2017 was the result of continued originations within the portfolio due to effective marketing and customer servicing. Approximately $7.9 billion of premium finance receivables were originated in 2018 compared to approximately $7.1 billion in 2017.

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

Covered loans averaged $40.7 million in 2017, and decreased $62.3 million, or 60%, when compared to 2016. Covered loans represented loans acquired through the nine FDIC-assisted transactions, all of which occurred prior to 2013. These loans were subject to loss sharing agreements with the FDIC. The FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. The Company will be solely responsible for all future charge-offs, recoveries, gains, losses and expenses related to the previously covered assets as the FDIC will no longer share in those amounts. See Note 7, “Business Combinations and Asset Acquisitions,” for a discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

Liquidity Management Assets. Funds that are not utilized for loan originations are used to purchase investment securities and short term money market investments, to sell as federal funds and to maintain in interest-bearing deposits with banks. Average liquidity management assets accounted for 15%, 14% and 16% of total average earning assets in 2018, 2017 and 2016, respectively. Average liquidity management assets increased $500.3 million in 2018 compared to 2017, and decreased $26.9 million in 2017 compared to 2016. The balances of these assets can fluctuate based on management’s ongoing effort to manage liquidity and for asset liability management purposes.

Other earning assets. Other earning assets include brokerage customer receivables and trading account securities. In the normal course of business, Wintrust Investments activities involve the execution, settlement, and financing of various securities transactions. Wintrust Investments customer securities activities are transacted on either a cash or margin basis. In margin transactions, Wintrust Investments, under an agreement with the out-sourced securities firm, extends credit to its customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in customer’s accounts. In connection with these activities, Wintrust Investments executes and the out-sourced firm clears customer transactions relating to the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose Wintrust Investments to off-balance-sheet risk, particularly in volatile trading markets, in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event a customer fails to satisfy its obligations, Wintrust Investments under an agreement with the out-sourced securities firm, may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Wintrust Investments monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

Deposits and Other Funding Sources

Total deposits at December 31, 2018, were $26.1 billion, increasing $2.9 billion, or 13%, compared to the $23.2 billion at December 31, 2017. Average deposit balances in 2018 were $24.0 billion, reflecting an increase of $1.9 billion, or 9%, compared to the average balances in 2017. During 2017, average deposits increased $2.1 billion, or 10%, compared to the prior year.

The increase in year end and average deposits in 2018 over 2017 is primarily attributable to the acquisitions of CSC and AEB, additional incremental deposits generated subsequent to the acquisition of CDEC and the Company's additional deposits associated with the increased commercial lending relationships. Average non-interest bearing deposits increased $363.2 million, or 6% in

2018 compared to 2017, with period end balances ending at 25% of total deposits at December 31, 2018, compared to 29% at December 31, 2017.

The following table presents the composition of average deposits by product category for each of the last three years:

	Years Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing deposits	$6,545,251	28%	$6,182,048	28%	$5,409,923	27%
NOW and interest bearing demand deposits	2,436,791	10	2,402,254	11	2,438,051	12
Wealth management deposits	2,356,145	10	2,125,177	10	1,877,020	9
Money market accounts	5,105,244	21	4,482,137	20	4,343,332	23
Savings accounts	2,684,661	11	2,471,663	11	1,887,748	9
Time certificates of deposit	4,872,590	20	4,423,067	20	4,074,735	20
Total average deposits	$24,000,682	100%	$22,086,346	100%	$20,030,809	100%

Wealth management deposits are funds from the brokerage customers of Wintrust Investments, CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks (“wealth management deposits” in the table above). Wealth management deposits consist primarily of money market accounts. Consistent with reasonable interest rate risk parameters, these funds have generally been invested in loan production of the banks as well as other investments suitable for banks.

The following table presents average deposit balances for each bank and the relative percentage of total consolidated average deposits held by each bank during each of the past three years:

	Years Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Wintrust Bank	$4,549,385	19%	$3,848,012	17%	$3,410,462	16%
Lake Forest Bank	2,627,628	11	2,494,951	11	2,242,961	11
Hinsdale Bank	1,945,538	8	1,761,825	8	1,646,559	8
Northbrook Bank	1,835,242	8	1,748,342	8	1,522,177	8
Town Bank	1,675,926	7	1,599,066	8	1,530,953	8
Barrington Bank	1,552,299	6	1,435,608	7	1,331,023	7
Wheaton Bank	1,311,340	6	1,183,185	5	1,077,386	5
Old Plank Trail Bank	1,283,627	5	1,215,786	6	1,119,326	6
Libertyville Bank	1,244,853	5	1,140,095	5	1,069,408	5
Village Bank	1,234,009	5	1,195,933	5	1,116,247	6
Beverly Bank	1,070,510	4	959,179	4	845,576	4
State Bank of the Lakes	956,470	4	882,684	4	823,940	4
St. Charles Bank	941,276	4	906,791	4	726,660	4
Schaumburg Bank	925,259	4	912,886	4	802,919	4
Crystal Lake Bank	847,320	4	802,003	4	765,212	4
Total deposits	$24,000,682	100%	$22,086,346	100%	$20,030,809	100%
Percentage increase from prior year		9%		10%		15%

Various acquisitions, are partially responsible for the deposit fluctuations from 2017 to 2018. These acquisitions are discussed in Note 7, “Business Combinations and Asset Acquisitions.” The Company's continued overall growth during 2018 and 2017 also contributed to these deposit fluctuations.

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the periods presented:

	Years Ended December 31,
	2018		2017		2016
	Average	Percent	Average	Percent	Average	Percent
(Dollars in thousands)	Balance	of Total	Balance	of Total	Balance	of Total
Federal Home Loan Bank advances	$713,539	51%	$380,412	37%	$653,529	50%
Subordinated notes	139,140	10	139,022	13	138,912	11
Notes payable	67,176	5	46,744	5	61,738	5
Short-term borrowings	21,270	2	38,756	4	41,852	3
Other	48,333	3	33,964	3	18,555	1
Secured borrowings	152,836	11	135,672	13	126,608	10
Total other borrowings	289,615	21	255,136	25	248,753	19
Junior subordinated debentures	253,566	18	253,566	25	254,591	20
Total other funding sources	$1,395,860	100%	$1,028,136	100%	$1,295,785	100%

Notes payable balances represent the balances on a $200.0 million loan agreement (“Credit Agreement”) with unaffiliated banks consisting of a $50.0 million revolving credit facility (“Revolving Credit Facility”) and a $150.0 million term facility (“Term Facility”). Both the Revolving Credit Facility and the Term Facility are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At December 31, 2018, the Company had a balance under the Term Facility of $144.5 million. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At December 31, 2018, the Company had no outstanding balance on the $50.0 million Revolving Credit Facility. In connection with the establishment of this loan agreement in 2018, all outstanding notes payable under a separate $150.0 million loan agreement with unaffiliated banks dated December 15, 2014 (as subsequently amended, the “Prior Credit Agreement”) were paid in full. The Prior Credit Agreement consisted of a term facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility. The Company had a balance under the term facility of the Prior Credit Agreement of $41.2 million at December 31, 2017. As of December 31, 2017, no balance was outstanding under the revolving credit facility of the Prior Credit Agreement .

FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. FHLB advances to the banks totaled $426.3 million at December 31, 2018 and $559.7 million at December 31, 2017. See Note 11, “Federal Home Loan Bank Advances,” to the Consolidated Financial Statements for further discussion of the terms of these advances.

The average balance of secured borrowings primarily represents a third party Canadian transaction (“Canadian Secured Borrowing”). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2018, the translated balance of the Canadian Secured Borrowing totaled $139.3 million with an interest rate of 2.936%. The remaining $11.8 million within secured borrowings at December 31, 2018 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

At December 31, 2018 and 2017, subordinated notes totaled $139.2 million and $139.1 million, respectively. During 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in net proceeds. The notes have a stated interest rate of 5.00% and mature in June 2024.

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $50.6 million and $17.2 million at December 31, 2018 and 2017, respectively. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks as well as short-term borrowings from banks and brokers. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements for further discussion of these borrowings.

The Company has $253.6 million of junior subordinated debentures outstanding as of December 31, 2018 and 2017. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. In January 2016, the Company acquired $15.0 million of the $40.0 million of trust preferred securities issued by Wintrust Capital Trust VIII from a third-party investor. The purchase effectively extinguished $15.0 million of junior subordinated debentures related to Wintrust Capital Trust VIII and resulted in a $4.3 million gain from the early extinguishment of debt. See Note 14, “Junior Subordinated Debentures,” of the Consolidated Financial Statements for further discussion of the Company’s junior subordinated debentures. Starting in 2016, none of the junior subordinated debentures qualified as Tier 1 regulatory capital of the Company resulting in $245.5 million of the junior subordinated debentures, net of common securities, being included in the Company's Tier 2 regulatory capital.

Other borrowings at December 31, 2018 include a fixed-rate promissory note issued by the Company in June 2017 (“Fixed-Rate Promissory Note”) related to and secured by two office buildings owned by the Company. At December 31, 2018, the Fixed-Rate Promissory Note had a balance of $47.7 million. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. Additionally, at December 31, 2017, other borrowings included non-recourse notes related to certain capital leases totaled $151,000. See Note 13, “Other Borrowings,” to the Consolidated Financial Statements in Item 8 for further discussion of these borrowings.

Shareholders’ Equity. Total shareholders’ equity was $3.3 billion at December 31, 2018, an increase of $290.6 million from the December 31, 2017 total of $3.0 billion. The increase in 2018 was primarily a result of net income of $343.2 million, $15.3 million from the issuance of shares of the Company's common stock pursuant to various stock compensation plans, net of treasury shares and $13.5 million credited to surplus for stock-based compensation costs, partially offset by common stock dividends of $42.8 million and preferred stock dividends of $8.2 million, $20.1 million in net unrealized loss from investment securities, net of tax, $9.2 million of foreign currency translation adjustments, net of tax, and $850,000 of net unrealized gains on cash flow hedges, net of tax.

Changes in shareholders’ equity from 2016 to 2017 were primarily a result of net income of $257.7 million in 2017, $27.8 million from the issuance of the Company's common stock pursuant to various stock compensation plans, net of treasury shares, $13.5 million in net unrealized gain from investment securities, net of tax, $12.9 million credited to surplus for stock-based compensation costs, $7.0 million of foreign currency translation adjustments, net of tax, $3.0 million of net unrealized gains on cash flow hedges, net of tax, partially offset by common stock dividends of $30.8 million and preferred stock dividends of $9.8 million.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of December 31 for each of the five previous fiscal years:

	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial	$7,828,538	33%	$6,787,677	31%	$6,005,422	30%	$4,713,909	27%	$3,924,394	26%
Commercial real estate	6,933,252	29	6,580,618	30	6,196,087	31	5,529,289	32	4,505,753	31
Home equity	552,343	2	663,045	3	725,793	4	784,675	5	716,293	5
Residential real estate	1,002,464	4	832,120	4	705,221	4	607,451	3	483,542	3
Premium finance receivables—commercial	2,841,659	12	2,634,565	12	2,478,581	12	2,374,921	14	2,350,833	16
Premium finance receivables—life insurance	4,541,794	19	4,035,059	19	3,470,027	18	2,961,496	17	2,277,571	16
Consumer and other	120,641	1	107,713	1	122,041	1	146,376	1	151,012	1
Total loans, net of unearned income, excluding covered loans	$23,820,691	100%	$21,640,797	100%	$19,703,172	100%	$17,118,117	99%	$14,409,398	98%
Covered loans	—	—	—	—	58,145	—	148,673	1	226,709	2
Total loans	$23,820,691	100%	$21,640,797	100%	$19,761,317	100%	$17,266,790	100%	$14,636,107	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types, amounts and performance of our loans within these portfolios as of December 31, 2018 and 2017:

	As of December 31, 2018			As of December 31, 2017
(Dollars in thousands)	Balance	% of Total Balance	Allowance For Loan Losses Allocation	Balance	% of Total Balance	Allowance For Loan Losses Allocation
Commercial:
Commercial, industrial and other	$5,120,096	34.6%	$46,586	$4,342,505	32.5%	$39,901
Franchise	948,979	6.4	8,919	847,597	6.3	6,451
Mortgage warehouse lines of credit	144,199	1.0	1,162	194,523	1.5	1,454
Asset-based lending	1,026,056	7.0	9,138	980,466	7.3	8,236
Leases	565,680	3.8	1,502	413,172	3.1	1,242
PCI - commercial loans (1)	23,528	0.2	519	9,414	0.1	527
Total commercial	$7,828,538	53.0%	$67,826	$6,787,677	50.8%	$57,811
Commercial Real Estate:
Construction	$760,824	5.2%	$8,999	$745,514	5.6%	$8,728
Land	141,481	1.0	3,953	126,484	0.9	3,838
Office	939,322	6.4	6,239	894,833	6.7	5,736
Industrial	902,248	6.1	6,088	883,019	6.6	5,767
Retail	892,478	6.0	9,338	951,527	7.1	7,389
Multi-family	976,560	6.6	9,395	915,644	6.8	9,509
Mixed use and other	2,205,195	14.9	16,210	1,935,705	14.5	13,879
PCI - commercial real estate (1)	115,144	0.8	45	127,892	1.0	381
Total commercial real estate	$6,933,252	47.0%	$60,267	$6,580,618	49.2%	$55,227
Total commercial and commercial real estate	$14,761,790	100.0%	$128,093	$13,368,295	100.0%	$113,038
Commercial real estate—collateral location by state:
Illinois	$5,336,454	77.0%		$5,128,434	78.0%
Wisconsin	684,425	9.9		712,835	10.8
Total primary markets	$6,020,879	86.9%		$5,841,269	88.8%
Indiana	169,817	2.4		138,316	2.1
Florida	52,237	0.8		69,427	1.1
Arizona	61,893	0.9		58,594	0.9
Michigan	40,110	0.6		47,167	0.7
California	68,133	1.0		68,478	1.0
Other (no individual state greater than 0.7%)	520,183	7.4		357,367	5.4
Total	$6,933,252	100.0%		$6,580,618	100.0%

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with Accounting Standards Codification ("ASC") 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio in 2018 and higher required specific reserves on impaired loans within the portfolio, our allowance for loan losses in our commercial loan portfolio is $67.8 million as of December 31, 2018 compared to $57.8 million as of December 31, 2017.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 86.9% of our commercial real estate loan portfolio is located in this region as of December 31, 2018. We have been able to effectively manage our total non-performing commercial real estate loans. As of December 31, 2018, our allowance for loan losses related to this portfolio is $60.3 million compared to $55.2 million as of December 31, 2017.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. During 2018, our mortgage warehouse lines decreased to $144.2 million as of December 31, 2018 from $194.5 million as of December 31, 2017.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2018, our residential loan portfolio totaled $1.0 billion, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of December 31, 2018, $16.4 million of our residential real estate mortgages, or 1.6% of our residential real estate loan portfolio were classified as nonaccrual, $1.3 million were 90 or more days past due and still accruing (0.1%), $7.9 million were 30 to 89 days past due (0.8%) and $976.9 million were current (97.5%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of December 31, 2018 and 2017 was $6.5 billion and $2.9 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this repurchase option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the repurchase option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $82.5 million at December 31, 2018, compared to $3.3 million at December 31, 2017.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of December 31, 2018 approximately $1.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables — commercial. FIRST Insurance Funding and FIFC Canada originated approximately $6.8 billion in commercial insurance premium finance receivables during 2018 as compared to approximately $6.1 billion in 2017. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables — life insurance. Wintrust Life Finance originated approximately $1.0 billion in life insurance premium finance receivables in 2018 as compared to $968.4 million in 2017. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Covered loans. Covered loans represented loans acquired through eight FDIC-assisted transactions, all of which occurred prior to 2013. These loans were subject to loss sharing agreements with the FDIC. The FDIC agreed to reimburse the Company for 80% of losses incurred on the purchased loans, foreclosed real estate, and certain other assets. On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. Starting on October 16, 2017, the Company is solely responsible for all charge-offs, recoveries, gains, losses and expenses related to the previously covered assets as the FDIC no longer shares in those amounts. See Note 7, "Business Combinations and Asset Acquisitions," of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of these acquisitions, including the aggregation of these loans by risk characteristics when determining the initial and subsequent fair value.

Foreign. The Company had approximately $337.1 million of loans to businesses with operations in foreign countries as of December 31, 2018 compared to $318.9 million at December 31, 2017. This balance as of December 31, 2018 consists of loans originated by FIFC Canada.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio, excluding covered loans, at December 31, 2018 by date at which the loans reprice or mature, and the type of rate exposure:

(Dollars in thousands)	One year or less	From one to five years	Over five years	Total
Commercial
Fixed rate	$154,368	$1,105,414	$665,595	$1,925,377
Variable rate	5,896,481	6,531	149	5,903,161
Total commercial	$6,050,849	$1,111,945	$665,744	$7,828,538
Commercial real estate
Fixed rate	$369,120	$1,930,892	$315,343	$2,615,355
Variable rate	4,288,293	29,455	149	4,317,897
Total commercial real estate	$4,657,413	$1,960,347	$315,492	$6,933,252
Home equity
Fixed rate	$11,712	$15,125	$18,543	$45,380
Variable rate	506,963	—	—	506,963
Total home equity	$518,675	$15,125	$18,543	$552,343
Residential real estate
Fixed rate	$30,724	$22,568	$229,433	$282,725
Variable rate	55,329	303,383	361,027	719,739
Total residential real estate	$86,053	$325,951	$590,460	$1,002,464
Premium finance receivables - commercial
Fixed rate	$2,762,211	$79,448	$—	$2,841,659
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$2,762,211	$79,448	$—	$2,841,659
Premium finance receivables - life insurance
Fixed rate	$15,303	$10,977	$3,690	$29,970
Variable rate	4,511,824	—	—	4,511,824
Total premium finance receivables - life insurance	$4,527,127	$10,977	$3,690	$4,541,794
Consumer and other
Fixed rate	$75,263	$10,312	$2,176	$87,751
Variable rate	32,848	42	—	32,890
Total consumer and other	$108,111	$10,354	$2,176	$120,641
Total per category
Fixed rate	$3,418,701	$3,174,736	$1,234,780	$7,828,217
Variable rate	15,291,738	339,411	361,325	15,992,474
Total loans, net of unearned income, excluding covered loans	$18,710,439	$3,514,147	$1,596,105	$23,820,691
Variable Rate Loan Pricing by Index:
Prime	$2,480,764
One- month LIBOR	8,076,230
Three- month LIBOR	458,994
Twelve- month LIBOR	4,741,121
Other	235,365
Total variable rate	$15,992,474

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

The Company’s problem loan reporting system includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real-estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions. An appraisal is ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared by the Managed Asset Division. A summary of this analysis is provided to the directors’ loan committee of the bank which originated the credit for approval of a charge-off, if necessary.

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

Non-Performing Assets, excluding covered assets

The following table sets forth the Company’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding covered assets and PCI loans, as of the dates shown:

(Dollars in thousands)	2018	2017 (3)	2016	2015	2014
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$174	$541	$474
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Residential real estate	—	3,278	—	—	—
Premium finance receivables – commercial	7,799	9,242	7,962	10,294	7,665
Premium finance receivables – life insurance	—	—	3,717	—	—
Consumer and other	109	40	144	150	119
Total loans past due greater than 90 days and still accruing	$7,908	$12,560	$11,997	$10,985	$8,258
Non-accrual loans (2):
Commercial	50,984	15,696	15,875	12,712	9,157
Commercial real estate	19,129	22,048	21,924	26,645	26,605
Home equity	7,147	8,978	9,761	6,848	6,174
Residential real estate	16,383	17,977	12,749	12,043	15,502
Premium finance receivables – commercial	11,335	12,163	14,709	14,561	12,705
Premium finance receivables – life insurance	—	—	—	—	—
Consumer and other	348	740	439	263	277
Total non-accrual loans	$105,326	$77,602	$75,457	$73,072	$70,420
Total non-performing loans:
Commercial	$50,984	$15,696	$16,049	$13,253	$9,631
Commercial real estate	19,129	22,048	21,924	26,645	26,605
Home equity	7,147	8,978	9,761	6,848	6,174
Residential real estate	16,383	21,255	12,749	12,043	15,502
Premium finance receivables – commercial	19,134	21,405	22,671	24,855	20,370
Premium finance receivables – life insurance	—	—	3,717	—	—
Consumer and other	457	780	583	413	395
Total non-performing loans	$113,234	$90,162	$87,454	$84,057	$78,677
Other real estate owned	11,968	20,244	17,699	26,849	36,419
Other real estate owned – from acquisitions	12,852	20,402	22,583	17,096	9,223
Other repossessed assets	280	153	581	174	303
Total non-performing assets	$138,334	$130,961	$128,317	$128,176	$124,622
TDRs performing under the contractual terms of the loan agreement	$33,281	$39,683	$29,911	$42,744	$69,697
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.65%	0.23%	0.27%	0.28%	0.25%
Commercial real estate	0.28	0.34	0.35	0.48	0.59
Home equity	1.29	1.35	1.34	0.87	0.86
Residential real estate	1.63	2.55	1.81	1.98	3.21
Premium finance receivables – commercial	0.67	0.81	0.91	1.05	0.87
Premium finance receivables – life insurance	—	—	0.11	—	—
Consumer and other	0.38	0.72	0.48	0.28	0.26
Total non-performing loans	0.48%	0.42%	0.44%	0.49%	0.55%
Total non-performing assets, as a percentage of total assets	0.44%	0.47%	0.50%	0.56%	0.62%
Allowance for loan losses as a percentage of total non-performing loans	134.92%	152.95%	139.83%	125.39%	116.56%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $32.8 million, $10.1 million, $11.8 million, $9.1 million and $12.6 million as of the years ended 2018, 2017, 2016, 2015 and 2014, respectively.

(3)
Includes $2.6 million of non-performing loans and $2.9 million of other real estate owned reclassified from covered assets as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.

Loan Portfolio Aging

The following table shows, as of December 31, 2018, only 0.5% of the entire portfolio is in a non-performing loan status (non-accrual or greater than 90 days past due and still accruing interest) with only 0.7% either one or two payments past due. In total,

98.8% of the Company’s total loan portfolio as of December 31, 2018 is current according to the original contractual terms of the loan agreements.

The tables below show the aging of the Company’s loan portfolio at December 31, 2018 and 2017:

As of December 31, 2018 (Dollars in thousands)	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$34,298	$—	$1,451	$21,618	$5,062,729	$5,120,096
Franchise	16,051	—	—	8,738	924,190	948,979
Mortgage warehouse lines of credit	—	—	—	—	144,199	144,199
Asset-based lending	635	—	200	3,156	1,022,065	1,026,056
Leases	—	—	—	1,250	564,430	565,680
PCI - commercial (1)	—	3,313	—	99	20,116	23,528
Total commercial	$50,984	$3,313	$1,651	$34,861	$7,737,729	$7,828,538
Commercial real-estate:
Construction	1,554	—	—	9,424	749,846	760,824
Land	107	—	170	107	141,097	141,481
Office	3,629	—	877	5,077	929,739	939,322
Industrial	285	—	—	16,596	885,367	902,248
Retail	10,753	—	1,890	1,729	878,106	892,478
Multi-family	311	—	77	5,575	970,597	976,560
Mixed use and other	2,490	—	1,617	8,983	2,192,105	2,205,195
PCI - commercial real-estate (1)	—	6,241	6,195	4,075	98,633	115,144
Total commercial real-estate	$19,129	$6,241	$10,826	$51,566	$6,845,490	$6,933,252
Home equity	7,147	—	131	3,105	541,960	552,343
Residential real estate, including PCI	16,383	1,292	1,692	6,171	976,926	1,002,464
Premium finance receivables
Commercial insurance loans	11,335	7,799	11,382	15,085	2,796,058	2,841,659
Life insurance loans	—	—	8,407	24,628	4,340,856	4,373,891
PCI - life insurance loans (1)	—	—	—	—	167,903	167,903
Consumer and other	348	227	87	733	119,246	120,641
Total loans, net of unearned income	$105,326	$18,872	$34,176	$136,149	$23,526,168	$23,820,691

As of December 31, 2018	Non- accrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial, industrial and other	0.7%	—%	—%	0.4%	98.9%	100.0%
Franchise	1.7	—	—	0.9	97.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	—	0.3	99.6	100.0
Leases	—	—	—	0.2	99.8	100.0
PCI - commercial (1)	—	14.1	—	0.4	85.5	100.0
Total commercial	0.7%	—%	—%	0.4%	98.9%	100.0%
Commercial real estate:
Construction	0.2	—	—	1.2	98.6	100.0
Land	0.1	—	0.1	0.1	99.7	100.0
Office	0.4	—	0.1	0.5	99.0	100.0
Industrial	—	—	—	1.8	98.1	100.0
Retail	1.2	—	0.2	0.2	98.4	100.0
Multi-family	—	—	—	0.6	99.4	100.0
Mixed use and other	0.1	—	0.1	0.4	99.4	100.0
PCI - commercial real-estate (1)	—	5.4	5.4	3.5	85.7	100.0
Total commercial real-estate	0.3%	0.1%	0.2%	0.7%	98.7%	100.0%
Home equity	1.3	—	—	0.6	98.1	100.0
Residential real estate, including PCI	1.6	0.1	0.2	0.6	97.5	100.0
Premium finance receivables
Commercial insurance loans	0.4	0.3	0.4	0.5	98.4	100.0
Life insurance loans	—	—	0.2	0.5	99.3	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.3	0.2	0.1	0.6	98.8	100.0
Total loans, net of unearned income	0.4%	0.1%	0.1%	0.6%	98.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2017 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$11,260	$—	$3,746	$13,392	$4,314,107	$4,342,505
Franchise	2,447	—	—	—	845,150	847,597
Mortgage warehouse lines of credit	—	—	—	4,000	190,523	194,523
Asset-based lending	1,550	—	283	10,057	968,576	980,466
Leases	439	—	3	1,958	410,772	413,172
PCI - commercial (1)	—	877	186	—	8,351	9,414
Total commercial	$15,696	$877	$4,218	$29,407	$6,737,479	$6,787,677
Commercial real-estate:
Construction	$3,143	$—	$—	$200	$742,171	$745,514
Land	188	—	—	5,156	121,140	126,484
Office	2,438	—	—	4,458	887,937	894,833
Industrial	811	—	—	2,412	879,796	883,019
Retail	12,328	—	668	148	938,383	951,527
Multi-family	—	—	—	1,034	914,610	915,644
Mixed use and other	3,140	—	1,423	9,641	1,921,501	1,935,705
PCI - commercial real-estate (1)	—	7,135	2,255	6,277	112,225	127,892
Total commercial real-estate	$22,048	$7,135	$4,346	$29,326	$6,517,763	$6,580,618
Home equity	8,978	—	518	4,634	648,915	663,045
Residential real estate, including PCI	17,977	5,304	1,303	8,378	799,158	832,120
Premium finance receivables
Commercial insurance loans	12,163	9,242	17,796	15,849	2,579,515	2,634,565
Life insurance loans	—	—	4,837	10,017	3,820,936	3,835,790
PCI - life insurance loans (1)	—	—	—	—	199,269	199,269
Consumer and other	740	101	242	727	105,903	107,713
Total loans, net of unearned income	$77,602	$22,659	$33,260	$98,338	$21,408,938	$21,640,797

As of December 31, 2017	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Aging as a % of Loan Balance:
Commercial
Commercial, industrial and other	0.3%	—%	0.1%	0.3%	99.3%	100.0%
Franchise	0.3	—	—	—	99.7	100.0
Mortgage warehouse lines of credit	—	—	—	2.1	97.9	100.0
Asset-based lending	0.2	—	—	1.0	98.8	100.0
Leases	0.1	—	—	0.5	99.4	100.0
PCI - commercial (1)	—	9.3	2.0	—	88.7	100.0
Total commercial	0.2%	—%	0.1%	0.4%	99.3%	100.0%
Commercial real-estate
Construction	0.4	—	—	—	99.6	100.0
Land	0.1	—	—	4.1	95.8	100.0
Office	0.3	—	—	0.5	99.2	100.0
Industrial	0.1	—	—	0.3	99.6	100.0
Retail	1.3	—	0.1	—	98.6	100.0
Multi-family	—	—	—	0.1	99.9	100.0
Mixed use and other	0.2	—	0.1	0.5	99.2	100.0
PCI - commercial real-estate (1)	—	5.6	1.8	4.9	87.7	100.0
Total commercial real-estate	0.3%	0.1%	0.1%	0.4%	99.1%	100.0%
Home equity	1.4	—	0.1	0.7	97.8	100.0
Residential real estate, including PCI	2.2	0.6	0.2	1.0	96.0	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.4	0.7	0.6	97.8	100.0
Life insurance loans	—	—	0.1	0.3	99.6	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other	0.7	0.1	0.2	0.7	98.3	100.0
Total loans, net of unearned income	0.4%	0.1%	0.2%	0.5%	98.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2018, only $34.2 million of all loans, or 0.1%, were 60 to 89 days past due and $136.1 million, or 0.6%, were 30 to 59 days (or one payment) past due. As of December 31, 2017, $33.3 million of all loans, or 0.2%, were 60 to 89 days past due and $98.3 million, or 0.5%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company’s home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at December 31, 2018 that are current with regard to the contractual terms of the loan agreement represent 98.1% of the total home equity portfolio. Residential real estate loans, including PCI loans, at December 31, 2018 that are current with regards to the contractual terms of the loan agreements comprise 97.5% of these residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding covered loans and PCI loans, for the periods presented:

(Dollars in thousands)	2018	2017
Balance at beginning of period	$90,162	$87,454
Additions, net from non-covered portfolio	92,428	55,738
Additions, net from covered non-performing loans subsequent to loss share expiration	—	2,572
Return to performing status	(14,449)	(3,596)
Payments received	(29,807)	(27,202)
Transfers to OREO and other repossessed assets	(7,138)	(9,236)
Charge-offs	(15,792)	(10,362)
Net change for niche loans (1)	(2,170)	(5,206)
Balance at end of period	$113,234	$90,162

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

The following table sets forth the allocation of the allowance for loan and covered loan losses and the allowance for losses on lending-related commitments by major loan type and the percentage of loans in each category to total loans for the past five fiscal years:

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
Allowance for loan losses and allowance for covered loan losses allocation:
Commercial	$67,826	33%	$57,811	31%	$44,493	30%	$36,135	27%	$31,699	26%
Commercial real-estate	60,267	29	55,227	30	51,422	31	43,758	32	35,533	31
Home equity	8,507	2	10,493	3	11,774	4	12,012	5	12,500	5
Residential real-estate	7,194	4	6,688	4	5,714	4	4,734	3	4,218	3
Premium finance receivables – commercial	6,144	12	5,356	12	6,125	12	6,016	14	5,726	16
Premium finance receivables – life insurance	1,571	19	1,490	19	1,500	18	1,217	17	787	16
Consumer and other	1,261	1	840	1	1,263	1	1,528	1	1,242	1
Total allowance for loan losses	$152,770	100%	$137,905	100%	$122,291	100%	$105,400	99%	$91,705	98%
Covered loans	—	—	—	—	1,322	—	3,026	1	2,131	2
Total allowance for loan losses and allowance for covered loan losses	$152,770	100%	$137,905	100%	$123,613	100%	$108,426	100%	$93,836	100%
Allowance category as a percent of total allowance for loan losses and allowance for covered loan losses:
Commercial	44%		42%		36%		33%		34%
Commercial real-estate	39		40		42		40		38
Home equity	6		7		9		11		13
Residential real-estate	5		5		5		4		4
Premium finance receivables—commercial	4		4		5		6		6
Premium finance receivables—life insurance	1		1		1		1		1
Consumer and other	1		1		1		2		2
Total allowance for loan losses	100%		100%		99%		97%		98%
Covered loans	—		—		1		3		2
Total allowance for loan losses	100%		100%		100%		100%		100%
Allowance for losses on lending-related commitments:
Commercial and commercial real estate	$1,394		$1,269		$1,673		$949		$775
Total allowance for credit losses including allowance for covered loan losses	$154,164		$139,174		$125,286		$109,375		$94,611
Management determined that the allowance for loan losses was appropriate at December 31, 2018, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses the levels of total nonperforming loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses, Excluding Covered Loans

The following tables summarize the activity in our allowance for credit losses during the last five fiscal years.

(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of year	$137,905	$122,291	$105,400	$91,705	$96,922
Provision for credit losses	34,832	29,982	34,790	33,747	22,889
Other adjustments (1)	(181)	573	(291)	(737)	(824)
Reclassification from (to) allowance for unfunded lending-related commitments	(126)	69	(725)	(138)	(56)
Charge-offs:
Commercial	14,532	5,159	7,915	4,253	4,153
Commercial real estate	1,395	4,236	1,930	6,543	15,788
Home equity	2,245	3,952	3,998	4,227	3,895
Residential real estate	1,355	1,284	1,730	2,903	1,750
Premium finance receivables – commercial	12,228	7,335	8,193	7,060	5,722
Premium finance receivables – life insurance	—	—	—	—	4
Consumer and other	880	729	925	521	792
Total charge-offs	$32,635	$22,695	$24,691	$25,507	$32,104
Recoveries:
Commercial	1,457	1,870	1,594	1,432	1,198
Commercial real estate	5,631	2,190	2,945	2,840	1,334
Home equity	541	746	484	312	535
Residential real estate	2,075	452	225	283	335
Premium finance receivables – commercial	3,069	2,128	2,374	1,288	1,139
Premium finance receivables – life insurance	—	—	—	16	11
Consumer and other	202	299	186	159	326
Total recoveries	$12,975	$7,685	$7,808	$6,330	$4,878
Net charge-offs, excluding covered loans	$(19,660)	$(15,010)	$(16,883)	$(19,177)	$(27,226)
Allowance for loan losses at year end	$152,770	$137,905	$122,291	$105,400	$91,705
Allowance for unfunded lending-related commitments at year end	$1,394	$1,269	$1,673	$949	$775
Allowance for credit losses at year end	$154,164	$139,174	$123,964	$106,349	$92,480
Net charge-offs (recoveries) by category as a percentage of its own respective category’s average:
Commercial	0.18%	0.05%	0.12%	0.07%	0.08%
Commercial real estate	(0.06)	0.03	(0.02)	0.07	0.33
Home equity	0.28	0.46	0.46	0.52	0.47
Residential real estate	(0.08)	0.11	0.23	0.49	0.31
Premium finance receivables – commercial	0.33	0.20	0.24	0.24	0.19
Premium finance receivables – life insurance	0.00	0.00	0.00	0.00	0.00
Consumer and other	0.50	0.34	0.54	0.23	0.28
Total loans, net of unearned income, excluding covered loans	0.09%	0.07%	0.09%	0.12%	0.20%
Net charge-offs as a percentage of the provision for credit losses	56.44%	50.06%	48.53%	56.83%	118.94%
Year-end total loans (excluding covered loans)	$23,820,691	$21,640,797	$19,703,172	$17,118,117	$14,409,398
Allowance for loan losses as a percentage of loans at end of year	0.64%	0.64%	0.62%	0.62%	0.64%
Allowance for credit losses as a percentage of loans at end of year	0.65%	0.64%	0.63%	0.62%	0.64%

(1)	Includes $742,000 of allowance for covered loan losses reclassified as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.

The allowance for credit losses, excluding the allowance for covered loan losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.4 million as of December 31, 2018 compared to $1.3 million as of December 31, 2017.

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

Specific Impairment Reserves:

Loans with a credit risk rating of a 6 through 9 are reviewed to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral less the estimated cost to sell. Any shortfall is recorded as a specific impairment reserve.

At December 31, 2018, the Company had $127.3 million of impaired loans with $60.2 million of this balance requiring $11.4 million of specific impairment reserves. At December 31, 2017, the Company had $105.1 million of impaired loans with $36.1 million of this balance requiring $8.0 million of specific impairment reserves. The most significant fluctuation in impaired loans requiring specific impairment reserves from 2017 to 2018 occurred within the commercial, industrial and other and commercial franchise portfolios. The recorded investment and specific impairment reserves in commercial, industrial and other portfolio increased by $10.5 million and $915,000, respectively, which was primarily the result of one relationship becoming non-performing during the period and requiring additional reserves. The recorded investment and specific impairment reserves in the commercial franchise portfolio increased by $16.0 million and $1.4 million, respectively, due to one relationship requiring $1.6 million of specific impairment reserves starting in 2018.

See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” of the Consolidated Financial Statements presented under Item 8 of this report for further discussion of impaired loans and the related specific impairment reserve.

General Reserves:

For loans with a credit risk rating of 1 through 7 that are not considered impaired loans, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience over an eight-year period, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.

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

In 2018, the Company modified its historical loss experience analysis by incorporating eight-year average loss rate assumptions for its historical loss experience to capture an extended credit cycle. The current eight-year average loss rate assumption analysis is computed for each of the Company’s collateral codes. The historical loss experience is combined with the specific loss factor for each combination of collateral and credit risk rating which is then applied to each individual loan balance to determine an appropriate general reserve. The historical loss rates are updated on a quarterly basis and are driven by the performance of the portfolio and any changes to the specific loss factors are driven by management judgment and analysis of the factors described above. The Company also analyzes the three-, four-, five-, six- and seven-year average historical loss rates on a quarterly basis as a comparison.

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

Premium Finance Receivables

The determination of the appropriate allowance for loan losses for premium finance receivables is based on the assigned credit risk rating of loans in the portfolio. Loss factors are assigned to each risk rating in order to calculate an allowance for loan losses. The allowance for loan losses for these categories is entirely a general reserve.

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

TDRs

At December 31, 2018, the Company had $66.1 million in loans classified as TDRs. The $66.1 million in TDRs represents 134 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $49.8 million representing 80 credits at December 31, 2017.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s nonperforming loans. Each TDR was reviewed for impairment at December 31, 2018 and approximately $2.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, the Company was committed to lend additional funds to borrowers totaling $0.9 million and $1.8 million at December 31, 2018 and 2017, respectively, under the contractual terms related to TDRs.

The table below presents a summary of TDRs for the respective periods, presented by loan category and accrual status:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Accruing TDRs:
Commercial	$8,545	$19,917
Commercial real estate	13,895	16,160
Residential real estate and other	10,841	3,606
Total accruing TDRs	$33,281	$39,683
Non-accrual TDRs: (1)
Commercial	$27,774	$4,000
Commercial real estate	1,552	1,340
Residential real estate and other	3,495	4,763
Total non-accrual TDRs	$32,821	$10,103
Total TDRs:
Commercial	$36,319	$23,917
Commercial real estate	15,447	17,500
Residential real estate and other	14,336	8,369
Total TDRs	$66,102	$49,786
Weighted-average contractual interest rate of TDRs	5.54%	4.40%

(1)	Included in total non-performing loans.

TDR Rollforward

The table below presents a summary of TDRs as of December 31, 2018, 2017 and 2016, and shows the changes in the balance during those periods:

Year Ended December 31, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,917	$17,500	$8,369	$49,786
Additions during the period	18,967	514	9,762	29,243
Reductions:
Charge-offs	(2,385)	(2)	(468)	(2,855)
Transferred to OREO and other repossessed assets	(37)	(119)	—	(156)
Removal of TDR loan status (1)	(654)	(631)	—	(1,285)
Payments received	(3,489)	(1,815)	(3,327)	(8,631)
Balance at period end	$36,319	$15,447	$14,336	$66,102

Year Ended December 31, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$6,130	$28,146	$7,432	$41,708
Additions during the period	20,031	1,245	3,049	24,325
Reductions:
Charge-offs	(454)	(1,024)	(156)	(1,634)
Transferred to OREO and other repossessed assets	—	(770)	(165)	(935)
Removal of TDR loan status (1)	(610)	(2,331)	—	(2,941)
Payments received	(1,180)	(7,766)	(1,791)	(10,737)
Balance at period end	$23,917	$17,500	$8,369	$49,786

Year Ended December 31, 2016 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$5,747	$38,707	$7,399	$51,853
Additions during the period	3,294	8,521	1,082	12,897
Reductions:
Charge-offs	(1,482)	(1,051)	(212)	(2,745)
Transferred to OREO and other repossessed assets	—	(1,433)	(535)	(1,968)
Removal of TDR loan status (1)	—	(7,816)	—	(7,816)
Payments received	(1,429)	(8,782)	(302)	(10,513)
Balance at period end	$6,130	$28,146	$7,432	$41,708

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

Loan Concentrations

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company had no concentrations of loans exceeding 10% of total loans at December 31, 2018, except for loans included in the specialty finance operating segment, which are diversified throughout the United States and Canada.

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

	Year Ended
(Dollars in thousands)	December 31,	December 31,
	2018	2017
Balance at beginning of period	$40,646	$40,282
Disposal/resolved	(19,375)	(15,412)
Transfers in at fair value, less costs to sell	7,936	13,864
Transfers in from covered OREO subsequent to loss share expiration	—	3,611
Additions from acquisition	1,578	—
Fair value adjustments	(5,965)	(1,699)
Balance at end of period	$24,820	$40,646

	Period End
(Dollars in thousands)	December 31,	December 31,
	2018	2017
Residential real estate	$3,446	$7,515
Residential real estate development	1,426	2,221
Commercial real estate	19,948	30,910
Total	$24,820	$40,646

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

The following table summarizes the capital guidelines for bank holding companies as of December 31, 2018, as well as certain ratios relating to the Company’s equity and assets as of December 31, 2018, 2017 and 2016:

	Minimum Ratios	Minimum Ratio + Capital Conservation Buffer (1)	Minimum Well Capitalized Ratios (2)	2018	2017	2016
Common Equity Tier 1 capital to risk-weighted assets	4.5%	6.38%	N/A	9.3%	9.4%	8.6%
Tier 1 capital to risk-weighted assets	6.0	7.88	6.0	9.7	9.9	9.7
Total capital to risk-weighted assets	8.0	9.88	10.0	11.6	12.0	11.9
Tier 1 leverage ratio	4.0	N/A	N/A	9.1	9.3	8.9
Total average equity to total average assets	N/A	N/A	N/A	10.7	10.8	10.5
Dividend payout ratio	N/A	N/A	N/A	13.0	12.7	13.1

(1)	Reflects the Capital Conservation Buffer of 1.875% applicable during 2018. The Company already meets the Capital Conservation Buffer at the fully phased-in level of 2.5%.

(2)
Reflects the well-capitalized standard applicable to the Company for purposes of the Federal Reserve’s Regulation Y. The Federal Reserve has not yet revised the well-capitalized standard for BHCs to reflect the higher capital requirements imposed under the U.S. Basel III Rule or to add Common Equity Tier 1 capital ratio and Tier 1 leverage ratio requirements to this standard.  As a result, the Common Equity Tier 1 capital ratio and Tier 1 leverage ratio are denoted as “N/A” in this column.  If the Federal Reserve were to apply the same or a very similar well-capitalized standard to BHCs as the standard applicable to our subsidiary banks, the Company’s capital ratios as of December 31, 2018 would exceed such revised well-capitalized standard.

As reflected in the table, each of the Company’s capital ratios at December 31, 2018, exceeded the well-capitalized ratios established by the Federal Reserve. Refer to Note 19 of the Consolidated Financial Statements for further information on the capital positions of the banks.

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

The Board approved the first semi-annual dividend on the Company’s common stock in January 2000 and continued to approve semi-annual dividends until quarterly dividends were approved starting in 2014. The payment of dividends is also subject to statutory restrictions and restrictions arising under the terms of the Company's Series D Preferred Stock, the Company’s trust preferred securities offerings units and under certain financial covenants in the Company’s revolving and term facilities. Under the terms of these separate facilities entered into on September 18, 2018, the Company is prohibited from paying dividends on any equity interests, including its common stock and preferred stock, if such payments would cause the Company to be in default under its facilities or exceed a certain threshold. In January, April, July and October of 2018, Wintrust declared a quarterly cash dividend of $0.19 per common share. In January, April, July and October of 2017, Wintrust declared a quarterly cash dividend of $0.14 per common share. In January, April, July and October of 2016, Wintrust declared a quarterly cash dividend of $0.12 per common share. In January of 2019, Wintrust declared a quarterly cash dividend of $0.25 per common share. Taking into account the limitations on the payment of dividends, the final determination of timing, amount and payment of dividends is at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

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

Since the banks are required to maintain their capital at the well-capitalized level (due to the Company being a financial holding company), funds otherwise available as dividends from the banks are limited to the amount that would not reduce any of the banks’ capital ratios below the well-capitalized level. During 2018, 2017 and 2016, the subsidiaries paid dividends to Wintrust totaling $111.0 million, $122.0 million, and $59.0 million, respectively. At January 1, 2019, subject to minimum capital requirements at the banks, approximately $350.4 million was available as dividends from the banks without prior regulatory approval and without compromising the banks’ well-capitalized positions.

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

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Total deposits	$26,094,678	23,183,347	21,658,632	18,639,634	16,281,844
Brokered Deposits (1)	1,071,562	1,445,306	1,159,475	862,026	718,986
Brokered deposits as a percentage of total deposits (1)	4.1%	6.2%	5.4%	4.6%	4.4%

(1)
Brokered Deposits include certificates of deposit obtained through deposit brokers, deposits received through the Certificate of Deposit Account Registry Program, as well as wealth management deposits of brokerage customers from unaffiliated companies which have been placed into deposit accounts of the banks.

The banks routinely accept deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 2018 and 2017, the banks had approximately $1.7 billion and $1.6 billion, respectively, of securities collateralizing public deposits and other short-term borrowings. Public deposits requiring pledged assets are not considered to be core deposits, however they provide the Company with a reliable, lower cost, short-term funding source than what is available through many other wholesale alternatives.

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

Contractual Obligations. The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements in Item 8:

		Payments Due in
(Dollars in thousands)	Note Reference	One year or less	From one to three years	From three to five years	Over five years	Total
Deposits	10	$24,046,847	1,962,282	85,542	7	26,094,678
FHLB advances (1)	11	1,991	9,335	315,000	100,000	426,326
Subordinated notes	12	—	—	—	139,210	139,210
Other borrowings	13	212,972	53,190	127,098	595	393,855
Junior subordinated debentures	14	—	—	—	253,566	253,566
Operating leases	16	15,106	31,522	27,454	131,615	205,697
Purchase obligations (2)		34,382	36,607	28,427	80,923	180,339
Total		$24,311,298	2,092,936	583,521	705,916	27,693,671

(1)	Certain advances provide the FHLB with call dates which are not reflected in the above table.

(2)
Purchase obligations presented above primarily relate to certain contractual cash obligations for pending acquisitions, marketing obligations and services related to the construction of facilities, data processing and the outsourcing of certain operational activities.

The Company also enters into derivative contracts under which the Company is required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value representing the net present value of expected future cash receipts or payments based on market rates as of the balance sheet date. Because the derivative assets and liabilities recorded on the balance sheet at December 31, 2018 do not represent the amounts that may ultimately be paid under these contracts, these assets and liabilities are not included in the table of contractual obligations presented above.

Commitments.

The following table presents a summary of the amounts and expected maturities of significant commitments as of December 31, 2018. Further information on these commitments is included in Note 20 of the Consolidated Financial Statements in Item 8.

(Dollars in thousands)	One year or less	From one to three years	From three to five years	Over five years	Total
Commitment type:
Commercial, commercial real estate and construction	$2,330,710	1,516,789	613,090	263,529	4,724,118
Residential real estate	389,681	—	—	—	389,681
Revolving home equity lines of credit	807,889	—	—	—	807,889
Letters of credit	192,911	23,200	16,874	353	233,338
Commitments to sell mortgage loans	481,567	—	—	—	481,567

Our remaining commitment to fund community investments totaled $13.6 million, which includes future cash outlays for the construction and development of properties for low-income housing, support for small businesses, and historic tax credit projects that qualify for CRA purposes. These commitments are not included in the commitments table above, as the timing and amounts are based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Contingencies. The Company enters into residential mortgage loan sale agreements with investors in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral and insurability. Investors have requested the Company to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Company generally repurchases or provides indemnification on certain loans. Indemnification requests are generally received within two years subsequent to sale. Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans and current economic conditions. At December 31, 2018, the liability for estimated losses on repurchase and indemnification was $2.4 million and was included in other liabilities on the balance sheet.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases and decreases of 100 and 200 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at December 31, 2018 and December 31, 2017 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2018	15.6%	7.9%	(8.6)%	(20.4)%
December 31, 2017	17.7	9.0	(11.8)	(23.2)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points
December 31, 2018	7.4%	3.8%	(3.6)%	(8.5)%
December 31, 2017	8.9	4.6	(5.1)	(12.0)

One method utilized by financial institutions, including the Company, to manage interest rate risk is to enter into derivative financial instruments. Derivative financial instruments include interest rate swaps, interest rate caps and floors, futures, forwards, option contracts and other financial instruments with similar characteristics. Additionally, the Company enters into commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors. See Note 21, “Derivative Financial Instruments,” of the Financial Statements presented under Item 8 of this Annual Report on Form 10-K for further information on the Company’s derivative financial instruments.

During 2018 and 2017, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use other financial derivative instruments. There were no covered call options outstanding as of December 31, 2018 or 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Wintrust Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Wintrust Financial Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 28, 2019

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands)	2018	2017
Assets
Cash and due from banks	$392,142	$277,534
Federal funds sold and securities purchased under resale agreements	58	57
Interest bearing deposits with banks	1,099,594	1,063,242
Available-for-sale securities, at fair value	2,126,081	1,803,666
Held-to-maturity securities, at amortized cost ($1.0 billion and $812.5 million fair value at December 31, 2018 and 2017, respectively)	1,067,439	826,449
Trading account securities	1,692	995
Equity securities with readily determinable fair value	34,717	—
Federal Home Loan Bank and Federal Reserve Bank stock	91,354	89,989
Brokerage customer receivables	12,609	26,431
Mortgage loans held-for-sale	264,070	313,592
Loans, net of unearned income	23,820,691	21,640,797
Allowance for loan losses	(152,770)	(137,905)
Net loans	23,667,921	21,502,892
Premises and equipment, net	671,169	621,895
Lease investments, net	233,208	212,335
Accrued interest receivable and other assets	696,707	567,374
Trade date securities receivable	263,523	90,014
Goodwill	573,141	501,884
Other intangible assets	49,424	17,621
Total assets	$31,244,849	$27,915,970

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$6,569,880	$6,792,497
Interest bearing	19,524,798	16,390,850
Total deposits	26,094,678	23,183,347
Federal Home Loan Bank advances	426,326	559,663
Other borrowings	393,855	266,123
Subordinated notes	139,210	139,088
Junior subordinated debentures	253,566	253,566
Accrued interest payable and other liabilities	669,644	537,244
Total liabilities	27,977,279	24,939,031
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized:
Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at December 31, 2018 and 2017; 56,518,119 shares issued at December 31, 2018 and 56,068,220 shares issued at December 31, 2017	56,518	56,068
Surplus	1,557,984	1,529,035
Treasury stock, at cost, 110,561 shares at December 31, 2018 and 103,013 shares at December 31, 2017	(5,634)	(4,986)
Retained earnings	1,610,574	1,313,657
Accumulated other comprehensive loss	(76,872)	(41,835)
Total shareholders’ equity	3,267,570	2,976,939
Total liabilities and shareholders’ equity	$31,244,849	$27,915,970
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Interest income
Interest and fees on loans	$1,044,502	$856,549	$726,048
Mortgage loans held-for-sale	15,738	12,332	14,953
Interest bearing deposits with banks	17,090	9,252	4,236
Federal funds sold and securities purchased under resale agreements	1	2	4
Investment securities	87,382	63,315	62,038
Trading account securities	43	25	75
Federal Home Loan Bank and Federal Reserve Bank stock	5,331	4,370	4,287
Brokerage customer receivables	723	623	816
Total interest income	1,170,810	946,468	812,457
Interest expense
Interest on deposits	166,553	83,326	58,409
Interest on Federal Home Loan Bank advances	12,412	8,798	10,886
Interest on other borrowings	8,599	5,370	4,355
Interest on subordinated notes	7,121	7,116	7,111
Interest on junior subordinated debentures	11,222	9,782	9,503
Total interest expense	205,907	114,392	90,264
Net interest income	964,903	832,076	722,193
Provision for credit losses	34,832	29,768	34,084
Net interest income after provision for credit losses	930,071	802,308	688,109
Non-interest income
Wealth management	90,963	81,766	76,018
Mortgage banking	136,990	113,472	128,743
Service charges on deposit accounts	36,404	34,513	31,210
(Losses) gains on investment securities, net	(2,898)	45	7,645
Fees from covered call options	3,519	4,402	11,470
Trading gains (losses), net	11	(845)	91
Operating lease income, net	38,451	29,646	16,441
Other	52,710	56,507	53,812
Total non-interest income	356,150	319,506	325,430
Non-interest expense
Salaries and employee benefits	480,077	430,078	405,158
Equipment	42,949	38,358	37,055
Operating lease equipment depreciation	29,305	24,107	13,259
Occupancy, net	57,814	52,920	50,912
Data processing	35,027	31,495	28,776
Advertising and marketing	41,140	30,830	24,776
Professional fees	32,306	27,835	20,411
Amortization of other intangible assets	4,571	4,401	4,789
FDIC insurance	17,209	16,231	16,065
OREO expenses, net	6,120	3,593	5,187
Other	79,570	71,969	75,297
Total non-interest expense	826,088	731,817	681,685
Income before taxes	460,133	389,997	331,854
Income tax expense	116,967	132,315	124,979
Net income	$343,166	$257,682	$206,875
Preferred stock dividends	8,200	9,778	14,513
Net income applicable to common shares	$334,966	$247,904	$192,362
Net income per common share—Basic	$5.95	$4.53	$3.83
Net income per common share—Diluted	$5.86	$4.40	$3.66
Cash dividends declared per common share	$0.76	$0.56	$0.48
Weighted average common shares outstanding	56,300	54,703	50,278
Dilutive potential common shares	908	1,983	3,994
Average common shares and dilutive common shares	57,208	56,686	54,272
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2018	2017	2016
Net income	$343,166	$257,682	$206,875
Unrealized (losses) gains on available-for-sale securities
Before tax	(27,408)	22,123	(28,932)
Tax effect	7,354	(7,706)	11,378
Net of tax	(20,054)	14,417	(17,554)
Reclassification of net gains on available-for-sale securities included in net income
Before tax	33	45	7,645
Tax effect	(9)	(18)	(3,004)
Net of tax	24	27	4,641
Reclassification of amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale
Before tax	89	1,479	(17,386)
Tax effect	(24)	(585)	6,826
Net of tax	65	894	(10,560)
Net unrealized (losses) gains on available-for-sale securities	(20,143)	13,496	(11,635)
Unrealized (losses) gains on derivative instruments
Before tax	(1,160)	4,958	10,473
Tax effect	310	(1,959)	(4,115)
Net unrealized (losses) gains on derivative instruments	(850)	2,999	6,358
Foreign currency translation adjustment
Before tax	(12,216)	9,446	3,737
Tax effect	3,026	(2,448)	(1,080)
Net foreign currency translation adjustment	(9,190)	6,998	2,657
Total other comprehensive (loss) income	(30,183)	23,493	(2,620)
Comprehensive income	$312,983	$281,175	$204,255
See accompanying Notes to Consolidated Financial Statements

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2015	$251,287	$48,469	$1,190,988	$(3,973)	$928,211	$(62,708)	$2,352,274
Net income	—	—	—	—	206,875	—	206,875
Other comprehensive loss, net of tax	—	—	—	—	—	(2,620)	(2,620)
Cash dividends declared on common stock	—	—	—	—	(24,055)	—	(24,055)
Dividends on preferred stock	—	—	—	—	(14,513)	—	(14,513)
Stock-based compensation	—	—	9,303	—	—	—	9,303
Conversion of Series C Preferred Stock to common stock	(30)	1	29	—	—	—	—
Common stock issued for:
New issuance, net of costs	—	3,000	149,911		—	—	152,911
Exercise of stock options and warrants	—	329	11,276	(377)	—	—	11,228
Restricted stock awards	—	98	142	(239)	—	—	1
Employee stock purchase plan	—	56	2,581	—	—	—	2,637
Director compensation plan	—	25	1,551	—	—	—	1,576
Balance at December 31, 2016	$251,257	$51,978	$1,365,781	$(4,589)	$1,096,518	$(65,328)	$2,695,617
Net income	—	—	—	—	257,682	—	257,682
Other comprehensive income, net of tax	—	—	—	—	—	23,493	23,493
Cash dividends declared on common stock	—	—	—	—	(30,765)	—	(30,765)
Dividends on preferred stock	—	—	—	—	(9,778)	—	(9,778)
Stock-based compensation	—	—	12,858	—	—	—	12,858
Conversion of Series C Preferred Stock to common stock	(126,257)	3,121	123,136	—	—	—	—
Common stock issued for:
Exercise of stock options and warrants	—	813	23,261	—	—	—	24,074
Restricted stock awards	—	88	(88)	(397)	—	—	(397)
Employee stock purchase plan	—	36	2,494	—	—	—	2,530
Director compensation plan	—	32	1,593	—	—	—	1,625
Balance at December 31, 2017	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
Cumulative effect adjustment from the adoption of:
ASU 2016-01	—	—	—	—	1,880	(1,880)	—
ASU 2017-12	—	—	—	—	(116)	—	(116)
ASU 2018-02	—	—	—	—	2,974	(2,974)	—
Net income	—	—	—	—	343,166	—	343,166
Other comprehensive loss, net of tax	—	—	—		—	(30,183)	(30,183)
Cash dividends declared on common stock	—	—	—	—	(42,787)	—	(42,787)
Dividends on preferred stock	—	—	—	—	(8,200)	—	(8,200)
Stock-based compensation	—	—	13,496	—	—	—	13,496
Common stock issued for:
Exercise of stock options and warrants	—	299	11,359	(192)	—	—	11,466
Restricted stock awards	—	101	(101)	(456)	—	—	(456)
Employee stock purchase plan	—	31	2,492	—	—	—	2,523
Director compensation plan	—	19	1,703	—	—	—	1,722
Balance at December 31, 2018	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
See accompanying Notes to Consolidated Financial Statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2018	2017	2016
Operating Activities:
Net income	$343,166	$257,682	$206,875
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	34,832	29,768	34,084
Depreciation, amortization and accretion, net	67,665	63,107	53,148
Deferred income tax expense	55,224	63,243	6,676
Stock-based compensation expense	13,496	12,858	9,303
Net amortization of premium on securities	7,411	6,098	5,646
Accretion of discounts on loans	(20,318)	(22,784)	(35,571)
Mortgage servicing rights fair value change, net	5,370	1,857	3,405
Originations and purchases of mortgage loans held-for-sale	(3,955,438)	(3,692,085)	(4,386,339)
Proceeds from sales of mortgage loans held-for-sale	4,076,887	3,869,137	4,468,984
BOLI income	(5,448)	(3,524)	(3,594)
(Increase) decrease in trading securities, net	(697)	994	(1,541)
Net decrease (increase) in brokerage customer receivables	13,822	(1,250)	2,450
Gains on mortgage loans sold	(104,998)	(88,699)	(112,981)
Losses (gains) on investment securities, net, and dividend reinvestment on equity securities	2,000	(45)	(7,645)
Gains on early extinguishment of debt, net	—	—	(3,588)
Losses (gains) on sales of premises and equipment, net	64	(192)	(305)
Net losses on sales and fair value adjustments of other real estate owned	4,664	639	1,381
Gain on termination of loss share agreements with the FDIC	—	(385)	—
Increase in accrued interest receivable and other assets, net	(133,519)	(126,583)	(43,953)
(Decrease) increase in accrued interest payable and other liabilities, net	(27,001)	31,790	114,531
Net Cash Provided by Operating Activities	377,182	401,626	310,966
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	352,683	276,097	1,247,894
Proceeds from maturities and calls of held-to-maturity securities	11,129	108,943	735,036
Proceeds from sales of available-for-sale securities	214,196	344,674	2,194,278
Proceeds from sales of equity securities with readily determinable fair value	1,895	—	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,324	—	—
Purchases of available-for-sale securities	(1,095,375)	(774,041)	(3,398,640)
Purchases of held-to-maturity securities	(253,129)	(301,909)	(486,696)
Purchases of equity securities without readily determinable fair value	(4,592)	—	—
(Purchase) redemption of Federal Home Loan Bank and Federal Reserve Bank stock, net	(1,365)	43,505	(31,913)
Distributions from investments in partnerships, net	3,409	512	339
Net cash paid in business combinations	(53,871)	(284)	(613,619)
Proceeds from sales of other real estate owned	19,375	18,742	38,367
Proceeds (paid to) received from the FDIC related to reimbursements on covered assets	—	(15,411)	1,207
Net increase in interest-bearing deposits with banks	(15,988)	(81,621)	(366,591)
Net increase in loans	(1,883,354)	(1,863,245)	(1,779,905)
Redemption of BOLI	8,438	—	1,840
Purchases of premises and equipment, net	(68,273)	(59,194)	(33,923)
Net Cash Used for Investing Activities	(2,763,498)	(2,303,232)	(2,492,326)
Financing Activities:
Increase in deposit accounts	2,547,399	1,524,848	2,769,022
Increase (decrease) in subordinated notes and other borrowings, net	137,257	(4,888)	(3,405)
(Decrease) increase in Federal Home Loan Bank advances, net	(147,999)	403,000	(707,594)
Cash payments to settle contingent consideration liabilities recognized in business combinations	—	(1,097)	(1,273)
Proceeds from the issuance of common stock, net	—	—	152,911
Redemption of junior subordinated debentures, net	—	—	(10,695)
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	15,903	28,229	15,828
Common stock repurchases for tax withholdings related to stock-based compensation	(648)	(397)	(616)
Dividends paid	(50,987)	(40,543)	(38,568)
Net Cash Provided by Financing Activities	2,500,925	1,909,152	2,175,610
Net Increase (Decrease) in Cash and Cash Equivalents	114,609	7,546	(5,750)
Cash and Cash Equivalents at Beginning of Period	277,591	270,045	275,795
Cash and Cash Equivalents at End of Period	$392,200	$277,591	$270,045
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$197,911	$112,783	$91,390
Income taxes, net	69,118	76,812	94,888
Business combinations and asset acquisitions:
Fair value of assets acquired, including cash and cash equivalents	485,368	1,022	882,865
Value ascribed to goodwill and other intangible assets	109,548	999	27,083
Fair value of liabilities assumed	423,234	738	259,631
Non-cash activities
Transfer to other real estate owned from loans	7,936	15,013	13,352
Common stock issued for acquisitions	—	—	—
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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations” (“ASC 805”) when it obtains control of a business. When determining whether a business has been acquired, the Company first evaluates whether substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. If concentrated in such a manner, the set of assets and activities is not a business. If not concentrated in such a manner, the Company assesses whether the set meets the definition of a business by containing inputs, outputs and at least one substantive process. If the set represents a business, the Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.

If the set of assets and activities do not constitute a business, the transaction is accounted for as an asset acquisition. The cost of a group of assets acquired is allocated to the individual assets acquired or liabilities assumed based on the relative fair value and does not result in the recognition of goodwill. Generally, any excess of the cost of the transaction over the fair value of the individual assets acquired or liabilities assumed, or, in contrast, any excess of the fair value of the individual assets acquired or liabilities assumed over the cost of the transaction, should be allocated on a relative fair value basis. Certain "non-qualifying" assets are excluded from this allocation, and are recognized at the individual asset's fair value.

Results of operations of the acquired business are included in the income statement from the effective date of acquisition. Subsequent adjustments to provisional amounts that are identified in reporting periods after the acquisition date of the business combination and asset acquisitions are recognized in the reporting period in which the adjustment amounts are determined.

Cash Equivalents

For purposes of the consolidated statements of cash flows, Wintrust considers cash on hand, cash items in the process of collection, non-interest bearing amounts due from correspondent banks, federal funds sold and securities purchased under resale agreements with original maturities of three months or less, to be cash equivalents.

Investment Securities

The Company classifies debt and equity securities upon purchase in one of five categories: trading, held-to-maturity debt securities, available-for-sale debt securities, equity securities with a readily determinable fair value or equity securities without a readily determinable fair value. Debt and equity securities held for resale are classified as trading securities. Debt securities for which the Company has the ability and positive intent to hold until maturity are classified as held-to-maturity. All other debt securities are classified as available-for-sale as they may be sold prior to maturity in response to changes in the Company’s interest rate risk profile, funding needs, demand for collateralized deposits by public entities or other reasons. Equity securities are classified based upon whether a readily determinable fair value exists on such security. The fair value of an equity security is readily determinable if it meets certain conditions, including whether sales prices or bid-ask quotes are currently available on certain securities exchanges; traded only in a foreign market that is of a breadth and scope comparable to one of the U.S. markets; or the security is an investment in a mutual fund or similar structure with a fair value per share or unit that is determined and published, and is the basis for current transactions.

Held-to-maturity debt securities are stated at amortized cost, which represents actual cost adjusted for premium amortization and discount accretion using methods that approximate the effective interest method. Available-for-sale debt securities are stated at fair value, with unrealized gains and losses, net of related taxes, included in shareholders’ equity as a separate component of other comprehensive income. Trading account securities and equity securities with a readily determinable fair value are stated at fair value. Realized and unrealized gains and losses from sales and fair value adjustments are included in other non-interest income. Equity securities without a readily determinable fair value are stated at either a calculated net asset value per share, if available, or the cost of the security minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar instrument of the same issuer.

Subsequent to classification at the time of purchase, the Company may transfer debt securities between trading, held-to-maturity, or available-for-sale. For debt securities transferred to trading, the current unrealized gain or loss at the date of transfer, net of related taxes, is immediately recognized in earnings. Debt securities transferred from trading to either held-to-maturity or available-for-sale has already recognized any unrealized gain or loss into earnings and this amount is not reversed. Unrealized gains or losses, net related taxes, for available-for-sale debt securities transferred to held-to-maturity remains as a separate component of other comprehensive income and an offsetting discount included in the amortized cost of the held-to-maturity debt security. These amounts are amortized over the remaining life of the debt security in equal and offsetting amounts. Unrealized gains or losses for held-to-maturity debt securities transferred to available-for-sale are recognized at the transfer date as a separate component of other comprehensive income, net of related taxes.

Declines in the fair value of held-to-maturity and available-for-sale debt investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Company has the intent to sell a security; (2) it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the debt security. If the Company intends to sell a debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the debt security’s amortized cost basis and its fair value. If an entity does not intend to sell the debt security or it is not more likely than not that it will be required to sell the debt security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income.

Interest and dividends, including amortization of premiums and accretion of discounts, are recognized as interest income when earned. Realized gains and losses on sales (using the specific identification method), unrealized gains and losses on equity securities and declines in value judged to be other-than-temporary are included in non-interest income.

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

The Company maintains its allowance for loan losses at a level believed appropriate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on the average historical loss experience, and qualitative considerations. The allowance for loan losses includes the following components: 1) specific reserves on impaired loans, 2) a general reserve based upon historical loss experience and 3) qualitative factors to adjust the historical loss experience used, if deemed necessary.

If a loan is impaired, the Company analyzes the loan for purposes of calculating our specific impairment reserves. Loans with a credit risk rating of a 6 through 9 are reviewed to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) it is probable that the Company will be unable to collect amounts due in accordance with the original contractual terms of the loan (an impaired loan). If a loan is impaired, the carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral less the estimated cost to sell. Any shortfall is recorded as a specific reserve. For loans that are not considered impaired loans, a general reserve is established based on historical loss experience, adjusted for certain qualitative factors, related to the type of loan collateral, if any, and the assigned credit risk rating. Such qualitative factors assessed by management include the following:

•	an assessment of internally-evaluated problem loans and historical loss experience;

•	changes in the composition of the loan portfolio, changes in historical loss experience;

•	changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices;

•	changes in experience, ability and depth of lending management and staff;

•	changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	changes in the volume and severity of past due and classified loans and trends in the volume of non-accrual loans, TDRs and other loan modifications;

•	changes in the quality of the Company’s loan review system;

•	changes in the underlying collateral for collateral dependent loans; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the bank’s existing portfolio.

All such estimates and considerations may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries are credited to the allowance. A provision for credit losses is charged to income based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more frequently if deemed necessary.

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

Mortgage Servicing Rights

MSRs are recorded in the Consolidated Statements of Condition at fair value in accordance with ASC 860, “Transfers and Servicing.” The Company originates mortgage loans for sale to the secondary market. Certain loans are originated and sold with servicing rights retained. MSRs associated with loans originated and sold, where servicing is retained, are capitalized at the time of sale at fair value based on the future net cash flows expected to be realized for performing the servicing activities, and included in other assets in the Consolidated Statements of Condition. The change in the fair value of MSRs is recorded as a component of mortgage banking revenue in non-interest income in the Consolidated Statements of Income. The Company measures the fair value of MSRs by stratifying the servicing rights into pools based on homogenous characteristics, such as product type and interest rate. The fair value of each servicing rights pool is calculated based on the present value of estimated future cash flows using a discount rate commensurate with the risk associated with that pool, given current market conditions. Estimates of fair value include assumptions about prepayment speeds, interest rates and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.

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

Other Real Estate Owned

Other real estate owned is comprised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Other real estate owned is recorded at its estimated fair value less estimated selling costs at the date of transfer. Any excess of the related loan balance over the fair value less expected selling costs is charged to the allowance for loan losses. In contrast, any excess of the fair value less expected selling costs over the related loan balance is recorded as a recovery of prior charge-offs on the loan and, if any portion of the excess exceeds prior charge-offs, as an increase to earnings. Subsequent changes in value are reported as adjustments to the carrying amount and are recorded in other non-interest expense. Gains and losses upon sale, if any, are also charged to other non-interest expense. At December 31, 2018 and 2017, other real estate owned, excluding covered other real estate owned, totaled $24.8 million and $40.6 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. In accordance with accounting standards, goodwill is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. Intangible assets which have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Intangible assets which have indefinite lives are evaluated each reporting date to determine whether events and circumstances continue to support an indefinite useful life. If an indefinite useful life can no longer be supported for such asset, the intangible asset will begin amortization over the estimated useful life at that point of time. If an indefinite useful life can be supported, the asset is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach. All of the Company’s intangible assets with finite lives are amortized over varying periods not exceeding twenty years.

Bank-Owned Life Insurance ("BOLI")

The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in other assets. Changes in the cash surrender values are included in non-interest income. At December 31, 2018 and 2017, BOLI totaled $147.9 million and $145.9 million, respectively.

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

Periodically, the Company sells options to an unrelated bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (“covered call options”). These option transactions are designed primarily as an economic hedge to compensate for net interest margin compression by increasing the total return associated with holding the related securities as earning assets by using fee income generated from these options. These transactions are not designated in hedging relationships pursuant to accounting guidance and, accordingly, changes in fair values of these contracts, are reported in other non-interest income. There were no covered call option contracts outstanding as of December 31, 2018 and 2017.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale debt securities, net of deferred taxes, changes in deferred gains and losses on investment securities transferred from available-for-sale debt securities to held-to-maturity debt securities, net of deferred taxes, adjustments related to cash flow hedges, net of deferred taxes and foreign currency translation adjustments, net of deferred taxes.

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

The Company adopted ASU No. 2014-09 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2018. As certain significant revenue sources related to financial instruments such as interest income are considered not in-scope, the new guidance did not have a significant impact on the Company's consolidated financial statements. Revenue sources impacted by the new guidance include brokerage and trust and asset management fees from the wealth management business unit, card-based fees, deposit-related fees and other non-interest income. During implementation, the Company reviewed specific contracts with customers across these various sources of revenue. Reviews of such contracts assisted in identifying any characteristics of such contracts that could result in a change in the Company's current practices for recognition of revenue and recognition of costs incurred to obtain or fulfill such contracts. After review of such contracts, the Company identified no indication within the terms of such contracts that a significant change in the Company's current practices and accounting policies was necessary. The Company elected to adopt the new guidance using the modified retrospective approach applied to all contracts as of the date of initial application at January 1, 2018. Electing the modified retrospective approach resulted in no cumulative effect adjustment to the opening balance of retained earnings at the date of initial application. Additional disclosures have been added in accordance with the new guidance. See Note 15 – Revenue from Contracts with Customers for discussion of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to improve the accounting for financial instruments. This ASU requires equity securities with readily determinable fair values to be measured at fair value with changes recognized in net income. Such equity securities with readily determinable fair values are no longer classified as available-for-sale debt securities or trading securities within the consolidated financial statements of an entity. Additionally, this ASU requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.

The Company adopted this guidance as of January 1, 2018. For equity securities with a readily determinable fair value, this guidance was applied under a modified retrospective approach with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As of January 1, 2018, the Company reclassified approximately $1.9 million from accumulated other comprehensive income, related to previously recognized unrealized gains, net of deferred taxes, from equity securities with readily determinable fair values, to retained earnings. Equity securities with readily determinable fair values are presented separate from available-for-sale debt securities and trading securities within the Company's Consolidated Statements of Condition prospectively as of the effective date. Equity securities without readily determinable fair values are included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition. See Note 5, “Investment Securities” for further discussion of equity securities with and without readily determinable fair values.

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

Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company elected to early adopt this guidance as of January 1, 2018. See Note 21 - Derivative Financial Instruments for further discussion of early adoption of this guidance. The impact of early adoption on the financial statements included the following:

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

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. Early adoption is permitted and the Company has early adopted ASU 2018-16 in 2018.

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

The Tax Act was enacted on December 22, 2017, and the Company recognized a provisional tax benefit of $7.6 million in 2017 to reflect the impact of the Tax Act, primarily reflecting estimated effects of a lower federal income tax rate on its net deferred tax liabilities and a transition tax due on the deferred earnings of the Company's Canadian subsidiary. Estimates were made in good faith and were subject to change as additional information and interpretive guidance regarding provisions of the Tax Act became available. Staff Accounting Bulletin 118 provided a measurement period, not to extend beyond one year from the date of enactment, during which a company could complete the accounting for the impacts of the Tax Act. In 2018, the Company finalized the provisional amounts recorded for the year ended December 31, 2017 related to the Tax Act and recorded an additional net tax benefit of $1.2 million.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. This guidance became effective as of January 1, 2018 and was applied under a prospective approach. See Note 7, “Business Combinations and Asset Acquisitions” for further discussion of business acquisitions occurring in 2018.

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

Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company elected to early adopt this guidance as of January 1, 2018 and applied such reclassification in the current period (period of adoption). As of January 1, 2018, the Company reclassified a stranded tax credit of $3.0 million from accumulated other comprehensive income to retained earnings. The Company has a policy for releasing the income tax effects from accumulated other comprehensive income using an individual security approach.

(2) Recent Accounting Pronouncements

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

Also, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” to clarify the implementation guidance within ASU No. 2016-02 surrounding comparative period reporting requirements for initial adoption as well as separating lease and non-lease components in a contract and allocating consideration in the contract to the separate components. Also, in December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” to clarify the implementation guidance within ASU No. 2016-02 surrounding specific aspects of lessor accounting. Like ASU No. 2016-02, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach.

For leasing arrangements in which the Company is a lessee, the Company will primarily recognize separate lease liabilities and right to use assets related to certain banking facilities under operating lease agreements. Other leasing arrangements in which the Company will recognize separate lease liabilities and right to use assets include the use of signage related to certain sponsorships and other agreements, and certain automatic teller machines. The impact of adoption on the financial statements primarily includes the following:

•	The Company expects to utilize the following transition elections and practical expedients:

◦
Optional transition method to apply the new guidance at the date of adoption (i.e. January 1, 2019) and continue applying current lease accounting guidance for comparative periods (i.e. fiscal years 2018 and 2017).

◦
For lessee arrangements of certain banking facilities, the Company expects to elect the practical expedient to not separate non-lease components from lease components and instead to account for each separate lease and non-lease component as a single lease component.

◦	A package of practical expedients applied to leases existing prior to the effective date that must all be elected together and allow a Company to not reassess:

▪	whether any expiring or existing contracts are or contain a lease;

▪	lease classification for any expired or existing leases; and

▪	whether initial direct costs for any expired or existing leases qualify for capitalization.

◦	A practical expedient that will permit an entity to continue applying its current policy for accounting for expired or existing land easements.

◦
An accounting policy election for short-term leases (i.e. terms of 12 months or less with no purchase option expected to be exercised) to apply accounting similar to ASC 840, specifically to not recognize separate lease liabilities and right to use assets.

•	The Company expects to recognize at the effective date a right of use asset on the Consolidated Statements of Condition between $150.0 million and $190.0 million.

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

The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-13. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” to clarify the implementation guidance within ASU No. 2016-13 surrounding narrow aspects of Topic 326, including the impact of the guidance on operating lease receivables. Like ASU No. 2016-13, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach.

The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements as well as the impact on current systems and processes. Specifically, the Company has established a committee consisting of individuals from the various areas of the Company tasked with transitioning to the new requirements. At this time, the Company is finalizing potential accounting policy elections and modeling methodologies for estimating expected credit losses using reasonable and supportable forecast information. Additionally, the Company is utilizing certain historical data and a previously selected platform to build, store, execute and determine the financial impact. Controls and processes are also being designed for the continued implementation process and after the effective date.

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

Amortization of Premium on Certain Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” to amend the amortization period for certain purchased callable debt securities held at a premium. The amortization period for such securities will be shortened to the earliest call date. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach. Early adoption is permitted as of the beginning of an annual period that has not been issued or made available for issuance. The Company did not early adopt this guidance as of January 1, 2018. The Company has evaluated adoption of this guidance and determined it will not have a material impact on the consolidated financial statements.

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

(3) Investment Securities

A summary of the available-for-sale and held-to-maturity securities portfolios presenting carrying amounts and gross unrealized gains and losses as of December 31, 2018 and 2017 is as follows:

	December 31, 2018				December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale securities
U.S. Treasury	$126,199	$391	$(186)	$126,404	$144,904	$—	$(1,082)	$143,822
U.S. Government agencies	139,420	917	(30)	140,307	157,638	2	(725)	156,915
Municipal	136,831	2,427	(768)	138,490	113,197	2,712	(557)	115,352
Corporate notes:
Financial issuers	97,079	35	(7,069)	90,045	30,309	43	(301)	30,051
Other	1,000	—	—	1,000	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,641,146	2,510	(57,317)	1,586,339	1,291,695	446	(31,955)	1,260,186
Collateralized mortgage obligations	43,819	500	(823)	43,496	60,092	64	(617)	59,539
Equity securities (2)	—	—	—	—	34,234	3,357	(789)	36,802
Total available-for-sale securities	$2,185,494	$6,780	$(66,193)	$2,126,081	$1,833,069	$6,624	$(36,027)	$1,803,666
Held-to-maturity securities
U.S. Government agencies	$814,864	$1,141	$(28,576)	$787,429	$579,062	$23	$(14,066)	$565,019
Municipal	252,575	1,100	(5,008)	248,667	247,387	2,668	(2,558)	247,497
Total held-to-maturity securities	$1,067,439	$2,241	$(33,584)	$1,036,096	$826,449	$2,691	$(16,624)	$812,516
Equity securities with readily determinable fair value (2)	$34,410	$1,532	$(1,225)	$34,717	$—	$—	$—	$—

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

(2)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

Equity securities without readily determinable fair values totaled $26.6 million as of December 31, 2018. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company recorded a $325,000 upward adjustments on such equity securities in 2018 related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer in accordance with the adoption of ASU No. 2016-01. No downward adjustments of equity securities without readily determinable fair values related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer were recorded during the same period. The Company monitors its equity investments without a readily determinable fair values to identify potential transactions that may indicate an observable price change requiring adjustment to its carrying amount.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities
U.S. Treasury	$5,485	$(5)	$24,829	$(181)	$30,314	$(186)
U.S. Government agencies	—	—	11,167	(30)	11,167	(30)
Municipal	10,676	(178)	22,147	(590)	32,823	(768)
Corporate notes:
Financial issuers	37,076	(2,921)	42,934	(4,148)	80,010	(7,069)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	114,958	(124)	1,340,916	(57,193)	1,455,874	(57,317)
Collateralized mortgage obligations	510	(1)	34,255	(822)	34,765	(823)
Total available-for-sale securities	$168,705	$(3,229)	$1,476,248	$(62,964)	$1,644,953	$(66,193)
Held-to-maturity securities
U.S. Government agencies	$—	$—	$601,238	$(28,576)	$601,238	$(28,576)
Municipal	38,239	(637)	158,302	(4,371)	196,541	(5,008)
Total held-to-maturity securities	$38,239	$(637)	$759,540	$(32,947)	$797,779	$(33,584)

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

The Company does not consider securities with unrealized losses at December 31, 2018 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily U.S. Treasury securities, U.S. government agency securities, municipal securities, corporate notes and mortgage-backed securities.

The following table provides information as to the amount of gross gains and gross losses realized and proceeds received through the sales and calls of investment securities:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Realized gains on investment securities	$1,144	$147	$9,399
Realized losses on investment securities	(1,111)	(102)	(1,754)
Net realized gains on investment securities	33	$45	$7,645
Unrealized gains on equity securities with readily determinable fair value	2,771	—	—
Unrealized losses on equity securities with readily determinable fair value	(4,910)	—	—
Net unrealized losses on equity securities with readily determinable fair value	(2,139)	—	—
Upward adjustments of equity securities without readily determinable fair values	325	—	—
Downward adjustments of equity securities without readily determinable fair values	—	—	—
Impairment of equity securities without readily determinable fair values	(1,117)	—	—
Adjustment and impairment, net, of equity securities without readily determinable fair values	(792)	—	—
Other than temporary impairment charges	—	—	—
(Losses) gains on investment securities, net	(2,898)	45	7,645
Proceeds from sales of available-for-sale securities	214,196	344,674	2,194,278
Proceeds from sales of equity securities with readily determinable fair value	1,895	—	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	1,324	—	—

During the year ended December 31, 2018, the Company recorded $1.1 million of impairment of equity securities without readily determinable fair values. The Company conducts a quarterly assessment of its equity securities without readily determinable fair values to determine whether impairment exists in such equity securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows.

Net losses/gains on investment securities resulted in income tax (benefit) expense of ($737,000), $18,000 and $2.9 million in 2018, 2017 and 2016, respectively.

The amortized cost and fair value of securities as of December 31, 2018 and December 31, 2017, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$82,206	$82,153	$300,833	$299,285
Due in one to five years	168,855	169,307	97,019	97,326
Due in five to ten years	121,129	115,206	33,947	35,029
Due after ten years	128,339	129,580	15,249	15,499
Mortgage-backed	1,684,965	1,629,835	1,351,787	1,319,725
Equity securities (1)	—	—	34,234	36,802
Total available-for-sale securities	$2,185,494	$2,126,081	$1,833,069	$1,803,666
Held-to-maturity securities
Due in one year or less	$10,009	$9,979	$170	$171
Due in one to five years	29,436	28,995	38,392	38,012
Due in five to ten years	295,897	290,206	205,227	203,680
Due after ten years	732,097	706,916	582,660	570,653
Total held-to-maturity securities	$1,067,439	$1,036,096	$826,449	$812,516

(1)
As a result of the adoption of ASU No. 2016-01 effective January 1, 2018, equity securities with readily determinable fair value are no longer presented within available-for-sale securities and are now presented as equity securities with readily determinable fair values in the Company's Consolidated Statements of Condition for the current period.

At December 31, 2018 and December 31, 2017, securities having a carrying value of $1.7 billion, were pledged as collateral for public deposits, trust deposits, FHLB advances, securities sold under repurchase agreements and derivatives. At December 31, 2018, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(4) Loans

The following table shows the Company's loan portfolio by category as of the dates shown:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Balance:
Commercial	$7,828,538	$6,787,677
Commercial real estate	6,933,252	6,580,618
Home equity	552,343	663,045
Residential real estate	1,002,464	832,120
Premium finance receivables—commercial	2,841,659	2,634,565
Premium finance receivables—life insurance	4,541,794	4,035,059
Consumer and other	120,641	107,713
Total loans, net of unearned income	$23,820,691	$21,640,797
Mix:
Commercial	33%	31%
Commercial real estate	29	30
Home equity	2	3
Residential real estate	4	4
Premium finance receivables—commercial	12	12
Premium finance receivables—life insurance	19	19
Consumer and other	1	1
Total loans, net of unearned income	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $112.9 million and $87.0 million at December 31, 2018 and 2017, respectively.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $4.5 million and $9.3 million at December 31, 2018 and 2017, respectively. PCI loans are recorded net of credit discounts. See "Acquired Loan Information at Acquisition - PCI Loans" below.

Certain real estate loans, including mortgage loans held-for-sale, and home equity loans with balances totaling approximately $6.1 billion and $6.4 billion at December 31, 2018 and 2017, respectively, were pledged as collateral to secure the availability of borrowings from certain federal agency banks. At December 31, 2018, approximately $5.7 billion of these pledged loans are included in a blanket pledge of qualifying loans to the FHLB. The remaining $484.6 million of pledged loans was used to secure potential borrowings at the FRB discount window. At December 31, 2018 and 2017, the banks had outstanding borrowings of $426.3 million and $559.7 million, respectively, from the FHLB in connection with these collateral arrangements. See Note 11, “Federal Home Loan Bank Advances,” for a summary of these borrowings.

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

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
PCI loans	$341,555	$318,394	$375,237	$350,690

See Note 5, “Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans,” for further discussion regarding the allowance for loan losses associated with PCI loans at December 31, 2018.

The following table provides estimated details as of the date of acquisition on loans acquired in 2018 with evidence of credit quality deterioration since origination:

(Dollars in thousands)	Delaware Place Bank	American Enterprise Bank
Contractually required payments including interest	$13,385	$31,750
Less: Nonaccretable difference	1,197	3,813
Cash flows expected to be collected (1)	$12,188	$27,937
Less: Accretable yield	2,205	3,970
Fair value of PCI loans acquired	$9,983	$23,967
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

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Accretable yield, beginning balance	$36,565	$49,408
Acquisitions	6,175	426
Accretable yield amortized to interest income	(16,711)	(21,512)
Accretable yield amortized to indemnification asset/liability (1)	—	(1,087)
Reclassification from non-accretable difference (2)	4,835	7,805
Increases (Decreases) in interest cash flows due to payments and changes in interest rates	4,012	1,525
Accretable yield, ending balance	$34,876	$36,565

(1)
Represents the portion of the current period accreted yield, resulting from lower expected losses, applied to reduce the loss share indemnification asset or increase the loss share indemnification liability.

(2)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $16.7 million and $21.5 million in 2018 and 2017, respectively.  These amounts include accretion from both covered and non-covered loans, and are included together within interest and fees on loans in the Consolidated Statements of Income.

(5) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at December 31, 2018 and 2017:

As of December 31, 2018 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$34,298	$—	$1,451	$21,618	$5,062,729	$5,120,096
Franchise	16,051	—	—	8,738	924,190	948,979
Mortgage warehouse lines of credit	—	—	—	—	144,199	144,199
Asset-based lending	635	—	200	3,156	1,022,065	1,026,056
Leases	—	—	—	1,250	564,430	565,680
PCI - commercial (1)	—	3,313	—	99	20,116	23,528
Total commercial	$50,984	$3,313	$1,651	$34,861	$7,737,729	$7,828,538
Commercial real estate:
Construction	1,554	—	—	9,424	749,846	760,824
Land	107	—	170	107	141,097	141,481
Office	3,629	—	877	5,077	929,739	939,322
Industrial	285	—	—	16,596	885,367	902,248
Retail	10,753	—	1,890	1,729	878,106	892,478
Multi-family	311	—	77	5,575	970,597	976,560
Mixed use and other	2,490	—	1,617	8,983	2,192,105	2,205,195
PCI - commercial real estate (1)	—	6,241	6,195	4,075	98,633	115,144
Total commercial real estate	$19,129	$6,241	$10,826	$51,566	$6,845,490	$6,933,252
Home equity	7,147	—	131	3,105	541,960	552,343
Residential real estate, including PCI	16,383	1,292	1,692	6,171	976,926	1,002,464
Premium finance receivables
Commercial insurance loans	11,335	7,799	11,382	15,085	2,796,058	2,841,659
Life insurance loans	—	—	8,407	24,628	4,340,856	4,373,891
PCI - life insurance loans (1)	—	—	—	—	167,903	167,903
Consumer and other, including PCI	348	227	87	733	119,246	120,641
Total loans, net of unearned income	$105,326	$18,872	$34,176	$136,149	$23,526,168	$23,820,691

(1)
PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments. See Note 4, “Loans,” for further discussion of these purchased loans.

As of December 31, 2017 (Dollars in thousands)	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$11,260	$—	$3,746	$13,392	$4,314,107	$4,342,505
Franchise	2,447	—	—	—	845,150	847,597
Mortgage warehouse lines of credit	—	—	—	4,000	190,523	194,523
Asset-based lending	1,550	—	283	10,057	968,576	980,466
Leases	439	—	3	1,958	410,772	413,172
PCI - commercial (1)	—	877	186	—	8,351	9,414
Total commercial	$15,696	$877	$4,218	$29,407	$6,737,479	$6,787,677
Commercial real estate
Construction	$3,143	$—	$—	$200	$742,171	$745,514
Land	188	—	—	5,156	121,140	126,484
Office	2,438	—	—	4,458	887,937	894,833
Industrial	811	—	—	2,412	879,796	883,019
Retail	12,328	—	668	148	938,383	951,527
Multi-family	—	—	—	1,034	914,610	915,644
Mixed use and other	3,140	—	1,423	9,641	1,921,501	1,935,705
PCI - commercial real estate (1)	—	7,135	2,255	6,277	112,225	127,892
Total commercial real estate	$22,048	$7,135	$4,346	$29,326	$6,517,763	$6,580,618
Home equity	8,978	—	518	4,634	648,915	663,045
Residential real estate, including PCI	17,977	5,304	1,303	8,378	799,158	832,120
Premium finance receivables
Commercial insurance loans	12,163	9,242	17,796	15,849	2,579,515	2,634,565
Life insurance loans	—	—	4,837	10,017	3,820,936	3,835,790
PCI - life insurance loans (1)	—	—	—	—	199,269	199,269
Consumer and other, including PCI	740	101	242	727	105,903	107,713
Total loans, net of unearned income, excluding covered loans	77,602	22,659	33,260	98,338	21,408,938	21,640,797

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

The Company’s Problem Loan Reporting system includes all loans with credit risk ratings of 6 through 9. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has a credit risk rating of 6 or worse, the Company’s Managed Asset Division performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review by the Company’s Managed Asset Division, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. The Company’s impairment analysis utilizes an independent re-appraisal of the collateral (unless such a third-party evaluation is not possible due to the unique nature of the collateral, such as a closely-held business or thinly traded securities). In the case of commercial real estate collateral, an independent third party appraisal is ordered by the Company’s Real Estate Services Group to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed by the Real Estate Services Group and sometimes by independent third party valuation experts and may be adjusted depending upon market conditions.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, per the most recent analysis at December 31, 2018 and 2017:

	Performing		Non-performing		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2018	2017	2018	2017
Loan Balances:
Commercial
Commercial, industrial and other	$5,085,798	$4,331,245	$34,298	$11,260	$5,120,096	$4,342,505
Franchise	932,928	845,150	16,051	2,447	948,979	847,597
Mortgage warehouse lines of credit	144,199	194,523	—	—	144,199	194,523
Asset-based lending	1,025,421	978,916	635	1,550	1,026,056	980,466
Leases	565,680	412,733	—	439	565,680	413,172
PCI - commercial (1)	23,528	9,414	—	—	23,528	9,414
Total commercial	$7,777,554	$6,771,981	$50,984	$15,696	$7,828,538	$6,787,677
Commercial real estate
Construction	759,270	742,371	1,554	3,143	760,824	745,514
Land	141,374	126,296	107	188	141,481	126,484
Office	935,693	892,395	3,629	2,438	939,322	894,833
Industrial	901,963	882,208	285	811	902,248	883,019
Retail	881,725	939,199	10,753	12,328	892,478	951,527
Multi-family	976,249	915,644	311	—	976,560	915,644
Mixed use and other	2,202,705	1,932,565	2,490	3,140	2,205,195	1,935,705
PCI - commercial real estate (1)	115,144	127,892	—	—	115,144	127,892
Total commercial real estate	$6,914,123	$6,558,570	$19,129	$22,048	$6,933,252	$6,580,618
Home equity	545,196	654,067	7,147	8,978	552,343	663,045
Residential real estate, including PCI	986,081	810,865	16,383	21,255	1,002,464	832,120
Premium finance receivables
Commercial insurance loans	2,822,525	2,613,160	19,134	21,405	2,841,659	2,634,565
Life insurance loans	4,373,891	3,835,790	—	—	4,373,891	3,835,790
PCI - life insurance loans (1)	167,903	199,269	—	—	167,903	199,269
Consumer and other, including PCI	120,184	106,933	457	780	120,641	107,713
Total loans, net of unearned income, excluding covered loans	$23,707,457	$21,550,635	$113,234	$90,162	$23,820,691	$21,640,797

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 4, “Loans,” for further discussion of these purchased loans.

A summary of the activity in the allowance for credit losses by loan portfolio (excluding covered loans) for the years ended December 31, 2018 and 2017 is as follows:

Year Ended December 31, 2018 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Other adjustments	(3)	(85)	(5)	(25)	(63)	—	(181)
Reclassification to/from allowance for unfunded lending-related commitments	—	(126)	—	—	—	—	(126)
Charge-offs	(14,532)	(1,395)	(2,245)	(1,355)	(12,228)	(880)	(32,635)
Recoveries	1,457	5,631	541	2,075	3,069	202	12,975
Provision for credit losses	23,093	1,015	(277)	(189)	10,091	1,099	34,832
Allowance for loan losses at period end	$67,826	$60,267	$8,507	$7,194	$7,715	$1,261	$152,770
Allowance for unfunded lending-related commitments at period end	—	1,394	—	—	—	—	1,394
Allowance for credit losses at period end	$67,826	$61,661	$8,507	$7,194	$7,715	$1,261	$154,164
By measurement method:
Individually evaluated for impairment	6,558	4,287	282	204	—	116	11,447
Collectively evaluated for impairment	60,749	57,329	8,225	6,894	7,715	1,145	142,057
Loans acquired with deteriorated credit quality	519	45	—	96	—	—	660
Loans at period end:
Individually evaluated for impairment	$59,529	$33,274	$12,255	$22,064	$—	$397	$127,519
Collectively evaluated for impairment	7,745,482	6,784,834	540,088	877,526	7,215,550	117,441	23,280,921
Loans acquired with deteriorated credit quality	23,527	115,144	—	9,017	167,903	2,803	318,394
Loan held at fair value	—	—	—	93,857	—	—	93,857

Year Ended December 31, 2017 (Dollars in thousands)	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
Allowance for credit losses
Allowance for loan losses at beginning of period	$44,493	$51,422	$11,774	$5,714	$7,625	$1,263	$122,291
Other adjustments (1)	16	(155)	167	356	138	51	573
Reclassification to/from allowance for unfunded lending-related commitments	500	(431)	—	—	—	—	69
Charge-offs	(5,159)	(4,236)	(3,952)	(1,284)	(7,335)	(729)	(22,695)
Recoveries	1,870	2,190	746	452	2,128	299	7,685
Provision for credit losses	16,091	6,437	1,758	1,450	4,290	(44)	29,982
Allowance for loan losses at period end	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Allowance for unfunded lending-related commitments at period end	—	1,269	—	—	—	—	1,269
Allowance for credit losses at period end	$57,811	$56,496	$10,493	$6,688	$6,846	$840	$139,174
By measurement method:
Individually evaluated for impairment	4,464	2,177	784	586	—	26	8,037
Collectively evaluated for impairment	52,820	53,938	9,709	5,979	6,846	814	130,106
Loans acquired with deteriorated credit quality	527	381	—	123	—	—	1,031
Loans at period end:
Individually evaluated for impairment	$35,612	$38,534	$9,254	$21,253	$—	$759	$105,412
Collectively evaluated for impairment	6,742,651	6,414,192	653,791	765,149	6,470,355	104,840	21,150,978
Loans acquired with deteriorated credit quality	9,414	127,892	—	12,001	199,269	2,114	350,690
Loan held at fair value	—	—	—	33,717	—	—	33,717

(1)	Includes $742,000 of allowance for covered loan losses reclassified as a result of the termination of all existing loss share agreements with the FDIC during the fourth quarter of 2017.

A summary of activity in the allowance for covered loan losses for the year ended December 31, 2017 is as follows:

Year Ended
December 31,
(Dollars in thousands)	2017
Balance at beginning of period	$1,322
Allowance for covered loan losses transferred to allowance for loan losses subsequent to loss share termination or expiration	(742)
Provision for covered loan losses before benefit attributable to FDIC loss share agreements	(1,063)
Benefit attributable to FDIC loss share agreements	1,592
Net provision for covered loan losses and transfer from allowance for covered loan losses to allowance for loan losses	$(213)
Increase in FDIC indemnification liability	(1,592)
Loans charged-off	(517)
Recoveries of loans charged-off	1,000
Net recoveries	$483
Balance at end of period	$—

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. Additional expected losses, to the extent such expected losses resulted in the recognition of an allowance for loan losses, increased the FDIC loss share asset or reduced any FDIC loss share liability. The allowance for loan losses for loans acquired in FDIC-assisted transactions was determined without giving consideration to the amounts recoverable through loss share agreements (since the loss share agreements are separately accounted for and thus presented “gross” on the balance sheet). On the Consolidated Statements of Income, the provision for credit losses was reported net of changes in the amount recoverable under the loss share agreements. Reductions to expected losses, to the extent such reductions to expected losses were the result of an improvement to the actual or expected cash flows from the covered assets, reduced the FDIC loss share asset or increased any FDIC loss share liability. Additions to expected losses required an increase to the allowance for loan losses, and a corresponding increase to the FDIC loss share asset or reduction to any FDIC loss share liability. See “FDIC-Assisted Bank Acquisitions” within Note 7, “Business Combinations and Asset Acquisitions,” for more detail.

On October 16, 2017, the Company entered into agreements with the FDIC that terminated all existing loss share agreements with the FDIC. As a result, the allowance for covered loan losses previously measured is included within the allowance for credit losses, excluding covered loans, presented above for subsequent periods. See Note 7, "Business Combinations and Asset Acquisitions," for further discussion of the termination of FDIC loss share agreements.

Impaired Loans

A summary of impaired loans, including TDRs, at December 31, 2018 and 2017 is as follows:

(Dollars in thousands)	2018	2017
Impaired loans (included in non-performing and restructured loans):
Impaired loans with an allowance for loan loss required (1)	$60,219	$36,084
Impaired loans with no allowance for loan loss required	67,050	69,004
Total impaired loans (2)	$127,269	$105,088
Allowance for loan losses related to impaired loans	$11,437	$8,023
TDRs	66,102	49,786
Reduction of interest income from non-accrual loans	3,422	2,373
Interest income recognized on impaired loans	7,347	6,298

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans evaluated for impairment by loan class as of December 31, 2018 and 2017:

	As of			For the Year Ended
December 31, 2018 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$16,703	$17,029	$4,866	$17,868	$1,181
Franchise	16,021	16,256	1,375	16,221	909
Asset-based lending	557	557	317	689	50
Leases	1,730	1,730	—	1,812	91
Commercial real estate
Construction	1,554	1,554	550	1,554	76
Land	—	—	—	—	—
Office	573	638	21	587	25
Industrial	—	—	—	—	—
Retail	14,633	14,633	3,413	14,694	676
Multi-family	—	—	—	—	—
Mixed use and other	1,188	1,221	293	1,354	66
Home equity	3,133	3,470	282	3,165	131
Residential real estate	4,011	4,263	204	4,056	159
Consumer and other	116	129	116	119	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$18,314	$21,501	$—	$20,547	$1,143
Franchise	5,152	5,154	—	5,320	403
Asset-based lending	207	601	—	569	51
Leases	845	879	—	936	56
Commercial real estate
Construction	1,117	1,117	—	1,218	52
Land	3,396	3,491	—	3,751	198
Office	3,629	3,642	—	3,651	184
Industrial	322	450	—	363	30
Retail	1,592	1,945	—	1,699	110
Multi-family	1,498	1,595	—	1,529	55
Mixed use and other	3,522	3,836	—	3,611	227
Home equity	9,122	12,383	—	9,323	564
Residential real estate	18,053	20,765	—	18,552	883
Consumer and other	281	407	—	293	20
Total loans, net of unearned income	$127,269	$139,246	$11,437	$133,481	$7,347

	As of			For the Year Ended
December 31, 2017 (Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$6,233	$7,323	$3,951	$7,220	$452
Franchise	—	—	—	—	—
Asset-based lending	948	949	355	1,302	72
Leases	2,331	2,337	158	2,463	117
Commercial real estate
Construction	3,097	3,897	403	3,690	197
Land	—	—	—		—
Office	471	471	5	481	24
Industrial	408	408	40	414	25
Retail	15,599	15,657	1,336	15,736	624
Multi-family	—	—	—	—	—
Mixed use and other	1,567	1,586	379	1,599	77
Home equity	1,606	1,869	784	1,626	81
Residential real estate	3,798	3,910	586	3,790	146
Consumer and other	26	28	26	27	2
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,460	$12,259	$—	$10,170	$683
Franchise	16,256	16,256	—	17,089	780
Asset-based lending	602	602	—	688	40
Leases	782	782	—	845	49
Commercial real estate
Construction	1,367	1,678	—	1,555	84
Land	3,961	4,192	—	4,129	182
Office	2,438	6,140	—	3,484	330
Industrial	403	2,010	—	1,849	174
Retail	2,393	3,538	—	2,486	221
Multi-family	1,231	2,078	—	1,246	76
Mixed use and other	5,275	6,731	—	5,559	351
Home equity	7,648	11,648	—	9,114	603
Residential real estate	17,455	20,327	—	17,926	860
Consumer and other	733	890	—	773	48
Total loans, net of unearned income	$105,088	$127,566	$8,023	$115,261	$6,298

Average recorded investment in impaired loans for the years ended December 31, 2018, 2017, and 2016 were $133.5 million, $115.3 million, and $105.4 million, respectively. Interest income recognized on impaired loans was $7.3 million, $6.3 million and $5.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

TDRs

At December 31, 2018, the Company had $66.1 million in loans modified in TDRs. The $66.1 million in TDRs represents 134 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at December 31, 2018 and approximately $2.1 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans. For the years ended December 31, 2018 and 2017, the Company recorded $113,000 and $207,000, respectively, in interest income representing this decrease in impairment.

TDRs may arise in which, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At December 31, 2018, the Company had $4.9 million of foreclosed residential real estate properties included within OREO. Further, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $14.4 million and $9.8 million at December 31, 2018 and 2017, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the years ended December 31, 2018, 2017, and 2016, which represent TDRs:

Year ended December 31, 2018	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	4	$13,441	3	$691	—	$—	1	$12,750	—	$—
Franchise	3	5,157	1	35	—	—	2	5,122	—	—
Asset-based lending	1	130	1	130	—	—	—	—	—	—
Leases	1	239	1	239	—	—	—	—	—	—
Commercial real estate
Office	1	59	1	59	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	2	455	2	455	1	85	—	—	—	—
Residential real estate and other	59	9,762	58	9,523	27	2,789	—	—	1	239
Total loans	71	$29,243	67	$11,132	28	$2,874	3	$17,872	1	$239

Year ended December 31, 2017	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$3,775	1	$95	1	$2,272	3	$1,408	—	$—
Franchise	3	16,256	—	—	—	—	3	16,256	—	—
Asset-based lending	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—
Commercial real estate
Office	—	—	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—	—	—
Mixed use and other	1	1,245	1	1,245	—	—	—	—	—	—
Residential real estate and other	12	3,049	10	2,925	8	2,643	1	55	1	69
Total loans	21	$24,325	12	$4,265	9	$4,915	7	$17,719	1	$69

Year ended December 31, 2016	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt (2)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$345	3	$345	—	$—	—	$—	1	$275
Franchise	—	—	—	—	—	—	—	—	—	—
Asset-based lending	—	—	—	—	—	—	—	—	—	—
Leases	2	2,949	2	2,949	—	—	—	—	—	—
Commercial real estate
Office	1	450	1	450	—	—	—	—	—	—
Industrial	6	7,921	6	7,921	3	7,196	—	—	—	—
Mixed use and other	2	150	2	150	—	—	—	—	—	—
Residential real estate and other	7	1,082	5	841	6	850	2	470	—	—
Total loans	21	$12,897	19	$12,656	9	$8,046	2	$470	1	$275

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the year ended December 31, 2018, $29.2 million, or 71 loans, were determined to be TDRs, compared to $24.3 million, or 21 loans, and $12.9 million, or 21 loans, in the years ended 2017 and 2016, respectively. Of these loans extended at below market terms, the weighted average extension had a term of approximately 48 months in 2018 compared to 35 months in 2017 and 19 months in 2016. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 172 basis points, 485 basis points and 34 basis points during the years ended December 31, 2018, 2017, and 2016, respectively. Interest-only payment terms were approximately 7 months during the year ended 2018 compared to 11 months and 7 months for the years ended 2017 and 2016, respectively. Additionally, $8,000 of principal balance were forgiven on the loans noted above in 2018 compared to $73,000 of principal balance forgiven during 2017 and $300,000 of principal balance forgiven during 2016.

The tables below present a summary of all loans restructured in TDRs during the years ended December 31, 2018, 2017, and 2016, and such loans which were in payment default under the restructured terms during the respective periods:

	Year Ended December 31, 2018				Year Ended December 31, 2017				Year Ended December 31, 2016
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
(Dollars in thousands)	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	4	$13,441	2	$174	5	$3,775	4	$3,681	3	$345	1	$28
Franchise	3	5,157	2	5,122	3	16,256	—	—	—	—	—	—
Asset-based lending	1	130	—	—	—	—	—	—	—	—	—	—
Leases	1	239	—	—	—	—	—	—	2	2,949	—	—
Commercial real-estate
Office	1	59	—	—	—	—	—	—	1	450	1	450
Industrial	—	—	—	—	—	—	—	—	6	7,921	5	7,347
Mixed use and other	2	455	2	455	1	1,245	1	1,245	2	150	1	16
Residential real estate and other	59	9,762	9	1,957	12	3,049	3	2,052	7	1,082	—	—
Total loans	71	$29,243	15	$7,708	21	$24,325	8	$6,978	21	$12,897	8	$7,841

(1)	Total TDRs represent all loans restructured in TDRs during the year indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(6) Mortgage Servicing Rights (“MSRs”)

Following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the years ended December 31, 2018, 2017 and 2016:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2016
Balance at beginning of year	$33,676	$19,103	$9,092
Additions from loans sold with servicing retained	33,071	18,341	13,091
Additions from acquisitions	13,806	—	—
Estimate of changes in fair value due to:
Payoffs and paydowns	(5,039)	(2,595)	(2,325)
Changes in valuation inputs or assumptions	(331)	(1,173)	(755)
Fair value at end of year	$75,183	$33,676	$19,103
Unpaid principal balance of mortgage loans serviced for others	$6,545,870	$2,929,133	$1,784,760

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

(7) Business Combinations and Asset Acquisitions

Non-FDIC Assisted Bank Acquisitions

On December 7, 2018, the Company completed its acquisition of certain assets and the assumption of certain liabilities of AEB. Through this asset acquisition, the Company acquired approximately $164.0 million in assets, including approximately $119.3 million in loans, and approximately $150.8 million in deposits.

On August 1, 2018, the Company completed its acquisition of CSC. CSC was the parent company of Delaware Place Bank. Through this business combination, the Company acquired Delaware Place Bank's one banking location in Chicago, Illinois, approximately $282.8 million in assets, including approximately $152.7 million in loans, and approximately $213.1 million in deposits. Additionally, the Company recorded goodwill of $26.5 million on the acquisition.

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

The following table summarizes the activity in the Company’s FDIC loss share liability during the periods indicated:

Year Ended December 31,
(Dollars in thousands)	2017
Balance at beginning of period	$16,701
Reductions from reimbursable expenses	(291)
Amortization	1,044
Changes in expected reimbursements from the FDIC for changes in expected credit losses	(1,658)
Resolution through payments paid to the FDIC and termination of loss share agreements	(15,796)
Balance at end of period	$—

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

Wealth Management Acquisitions

On December 14, 2018. the Company acquired Elektra, the parent company of CDEC. CDEC is a provider of Qualified Intermediary services (as defined by U.S. Treasury regulations) for taxpayers seeking to structure tax-deferred like-kind exchanges under Internal Revenue Code Section 1031.  CDEC has successfully facilitated more than 8,000 like-kind exchanges in the past decade for taxpayers nationwide.  These transactions typically generate customer deposits during the period following the sale of the property until such proceeds are used to purchase a replacement property. The Company recorded goodwill of $37.6 million on the acquisition.

Mortgage Banking Acquisitions

On January 4, 2018, the Company acquired Veterans First with assets including mortgage-servicing-rights on approximately 10,000 loans, totaling an estimated $1.6 billion in unpaid principal balance. The Company recorded goodwill of $9.1 million on the acquisition.

On February 14, 2017, the Company acquired certain assets and assumed certain liabilities of the mortgage banking business of American Homestead Mortgage, LLC ("AHM"). The Company recorded goodwill of $1.0 million on the acquisition.

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

See Note 4, “Loans,” for more information on loans acquired with evidence of credit quality deterioration since origination.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2018	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	December 31, 2018
Community banking	$429,520	$35,565	$—	$—	$465,085
Specialty finance	40,250	—	—	(1,907)	38,343
Wealth management	32,114	37,599	—	—	69,713
Total	$501,884	$73,164	$—	$(1,907)	$573,141

The community banking segment's goodwill increased $35.6 million in 2018 as a result of the acquisition of CSC and Veterans First. The specialty finance segment's goodwill decreased $1.9 million in 2018 as a result of foreign currency translation adjustments related to the Canadian acquisitions. The wealth management segment's goodwill increased $37.6 million in 2018 as a result of the acquisition of CDEC.

A summary of finite-lived intangible assets as of the dates shown and the expected amortization as of December 31, 2018 is as follows:

	December 31,
(Dollars in thousands)	2018	2017
Community banking segment:
Core deposit and other intangibles:
Gross carrying amount	$55,366	$37,272
Accumulated amortization	(29,406)	(25,427)
Net carrying amount	$25,960	$11,845
Trademark with indefinite lives:
Carrying amount	5,800	—
Total net carrying amount	$31,760	$11,845
Specialty finance segment:
Customer list intangibles:
Gross carrying amount	$1,958	$1,972
Accumulated amortization	(1,436)	(1,298)
Net carrying amount	$522	$674
Wealth management segment:
Customer list and other intangibles:
Gross carrying amount	$20,430	$7,940
Accumulated amortization	(3,288)	(2,838)
Net carrying amount	$17,142	$5,102
Total other intangible assets, net	$49,424	$17,621

Estimated amortization for the year-ended:
2019	$11,342
2020	9,582
2021	6,385
2022	4,957
2023	3,621

The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis while the customer list intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten-years on a straight-line basis.

Total amortization expense associated with finite-lived intangibles in 2018, 2017 and 2016 was $4.6 million, $4.4 million and $4.8 million, respectively.

(9) Premises and Equipment, Net

A summary of premises and equipment at December 31, 2018 and 2017 is as follows:

	December 31,
(Dollars in thousands)	2018	2017
Land	$164,232	$147,704
Buildings and leasehold improvements	586,968	555,636
Furniture, equipment, and computer software	201,055	203,657
Construction in progress	16,179	6,962
	$968,434	$913,959
Less: Accumulated depreciation and amortization	297,265	292,064
Total premises and equipment, net	$671,169	$621,895

Depreciation and amortization expense related to premises and equipment totaled $33.2 million in 2018, $31.5 million in 2017 and $32.1 million in 2016.

(10) Deposits

The following is a summary of deposits at December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Balance:
Non-interest bearing	$6,569,880	$6,792,497
NOW and interest bearing demand deposits	2,897,133	2,315,055
Wealth management deposits	2,996,764	2,323,699
Money market	5,704,866	4,515,353
Savings	2,665,194	2,829,373
Time certificates of deposit	5,260,841	4,407,370
Total deposits	$26,094,678	$23,183,347
Mix:
Non-interest bearing	25%	29%
NOW and interest bearing demand deposits	11	10
Wealth management deposits	12	10
Money market	22	20
Savings	10	12
Time certificates of deposit	20	19
Total deposits	100%	100%

Wealth management deposits represent deposit balances of the Company’s subsidiary banks from brokerage customers of Wintrust Investments, CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies which have been placed into deposit accounts.

The scheduled maturities of time certificates of deposit at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Due within one year	$3,213,010	$3,167,220
Due in one to two years	1,251,446	969,130
Due in two to three years	710,836	127,548
Due in three to four years	47,979	98,952
Due in four to five years	37,563	44,206
Due after five years	7	314
Total time certificate of deposits	$5,260,841	$4,407,370

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or more at December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Maturing within three months	$682,940	$695,904
After three but within six months	667,079	614,963
After six but within 12 months	921,547	820,285
After 12 months	1,350,717	784,798
Total	$3,622,283	$2,915,950

Time deposits in denominations of $250,000 or more were $1.6 billion and $1.3 billion at December 31, 2018 and 2017, respectively.

(11) Federal Home Loan Bank Advances

A summary of the outstanding FHLB advances at December 31, 2018 and 2017, is as follows:

(Dollars in thousands)	2018	2017
1.44% advance due January 2018	$—	$250,000
1.49% advance due February 2018	—	94,663
1.57% advance due June 2019	1,991	—
1.75% advance due June 2020	3,940	—
1.72% advance due June 2020	2,461	—
1.88% advance due June 2021	2,934	—
4.18% advance due February 2022	25,000	25,000
1.52% advance due March 2022	50,000	50,000
1.45% advance due May 2022	50,000	50,000
1.46% advance due May 2022	90,000	90,000
1.98% advance due January 2023	100,000	—
0.93% advance due January 2028	100,000	—
Total FHLB advances	$426,326	$559,663

FHLB advances consist of obligations of the banks and are collateralized by qualifying residential real estate and home equity loans and certain securities. The banks have arrangements with the FHLB whereby, based on available collateral, they could have borrowed an additional $2.8 billion at December 31, 2018.

FHLB advances are stated at par value of the debt adjusted for unamortized prepayment fees paid at the time of prior restructurings of FHLB advances and unamortized fair value adjustments recorded in connection with advances acquired through acquisitions and debt issuance costs. Unamortized prepayment fees are amortized as an adjustment to interest expense using the effective interest method.

Approximately $365.0 million of the FHLB advances outstanding at December 31, 2018, have varying put or call dates ranging from January 2019 to January 2020. At December 31, 2018, the weighted average contractual interest rate on FHLB advances was 1.63%.

(12) Subordinated Notes

At December 31, 2018, the Company had outstanding subordinated notes totaling $139.2 million compared to $139.1 million at December 31, 2017. In 2014, the Company issued $140.0 million of subordinated notes receiving $139.1 million in proceeds, net of underwriting discount. The notes have a stated interest rate of 5.00% and mature in June 2024.

In connection with the issuance of subordinated notes in 2014, the Company incurred costs totaling $1.3 million. These costs are a direct deduction from the carrying amount of the subordinated notes and are amortized to interest expense using the effective interest method. At December 31, 2018, the unamortized balances of these costs were approximately $790,000. These subordinated notes qualify as Tier II capital under the regulatory capital requirements, subject to restrictions.

(13) Other Borrowings

The following is a summary of other borrowings at December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Notes payable	$144,461	$41,222
Short-term borrowings	50,593	17,209
Other	47,722	49,131
Secured borrowings	151,079	158,561
Total other borrowings	$393,855	$266,123

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At December 31, 2018, the Company had a notes payable balance of $144.5 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At December 31, 2018, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition.
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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2018, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

In connection with the establishment of the Credit Agreement, all outstanding notes payable under a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014 (as subsequently amended) were paid in full. This loan agreement consisted of a term facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility. The Company had a balance under this loan agreement of $41.2 million at December 31, 2017.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $50.6 million and $17.2 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, securities sold under repurchase agreements represent $50.6 million and $17.2 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of December 31, 2018, the Company had pledged securities related to its customer balances in sweep accounts of $62.8 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of December 31, 2018 disaggregated by investment category and maturity, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$21,059
Held-to-maturity securities pledged
U.S. Government agencies	41,723
Total collateral pledged	$62,782
Excess collateral	12,189
Securities sold under repurchase agreements	$50,593

Other Borrowings

Other borrowings at December 31, 2018 and 2017 represent a fixed-rate promissory note issued by the Company in June 2017 (“Fixed-Rate Promissory Note”) related to and secured by two office buildings owned by the Company, and non-recourse notes issued by the Company to other banks related to certain capital leases. At December 31, 2018, the Fixed-Rate Promissory Note had a balance of $47.7 million. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At December 31, 2018, the Company was in compliance with all such covenants. A previous fixed-rate promissory note with an unrelated creditor related to and secured by an office building owned by the Company was paid off upon the Company's issuance of the Fixed-Rate Promissory Note. Additionally, at December 31, 2017, other borrowings included non-recourse notes related to certain capital leases totaling $151,000.

Secured Borrowings

Secured borrowings at December 31, 2018 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, FIFC Canada. In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At December 31, 2018, the translated balance of the secured borrowing totaled $139.3 million compared to $135.1 million at December 31, 2017. Additionally, the interest rate under the Receivables Purchase Agreement at December 31, 2018 was 2.936%. The remaining $11.8 million within secured borrowings at December 31, 2018 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

(14) Junior Subordinated Debentures

As of December 31, 2018, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long- term financing. The Northview, Town, First Northwest, Suburban and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities.

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

The following table provides a summary of the Company’s junior subordinated debentures as of December 31, 2018 and 2017. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures		Rate Structure	Contractual rate at 12/31/2018		Maturity Date	Earliest Redemption Date
(Dollars in thousands)			2018	2017			Issue Date
Wintrust Capital Trust III	$774	$25,000	$25,774	$25,774	L+3.25	5.69%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	20,619	L+2.80	5.60	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	41,238	L+2.60	5.40	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	51,550	L+1.95	4.74	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	26,238	L+1.45	4.25	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	51,547	L+1.63	4.42	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	6,186	L+3.00	5.54	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	6,186	L+3.00	5.54	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	5,155	L+3.00	5.80	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	15,464	L+1.75	4.54	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	3,609	L+1.62	4.41	06/2007	09/2037	06/2012
Total			$253,566	$253,566		4.94%

The junior subordinated debentures totaled $253.6 million at December 31, 2018 and 2017.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At December 31, 2018, the weighted average contractual interest rate on the junior subordinated debentures was 4.94%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At December 31, 2018, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(15) Revenue from Contracts with Customers

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

Disaggregation of Revenue

As certain significant revenue sources related to financial instruments such as interest income are considered not in-scope, ASU 2014-09 did not have a significant impact on the Company's consolidated financial statements. The following table presents revenue from contracts with customers, considered in-scope under ASU 2014-09, disaggregated by the revenue source:

(Dollars in thousands)		Years Ended
Revenue from contracts with customers	Location in income statement	December 31, 2018	December 31, 2017	December 31, 2016
Brokerage and insurance product commissions	Wealth management	$22,391	$22,863	$25,519
Trust	Wealth management	13,263	12,547	11,993
Asset management	Wealth management	55,309	46,356	38,506
Total wealth management		90,963	81,766	76,018
Mortgage broker fees	Mortgage banking	1,188	1,565	2,834
Service charges on deposit accounts	Service charges on deposit accounts	36,404	34,513	31,210
Administrative services	Other non-interest income	4,625	4,165	4,409
Card related fees	Other non-interest income	7,441	5,858	5,495
Other deposit related fees	Other non-interest income	11,892	11,127	9,555

Wealth Management Revenue

Wealth management revenue is comprised of brokerage and insurance product commissions, managed money fees and trust and asset management revenue of the Company's four wealth management subsidiaries: Wintrust Investments, Great Lakes Advisors, CTC and CDEC. All wealth management revenue is recognized in the wealth management segment.

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

Trust revenue is earned primarily from trust and custody services that are generally performed over time as well as fees earned on funds held during the facilitation of tax-deferred like-kind exchange transactions. Revenue is determined periodically based on a schedule of fees applied to the value of each customer account using a time-elapsed method to measure progress toward complete satisfaction of the performance obligation. Fees are typically billed on a calendar month or quarter basis in advance or in arrears depending upon the contract. Upfront fees received related to the facilitation of tax-deferred like-kind exchange transactions are deferred until the transaction is completed. Additional fees earned for certain extraordinary services performed on behalf of the customers are recognized when the service has been performed.

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

Mortgage Broker Fees

For customers desiring a mortgage product not currently offered by the Company, the Company may refer such customers and, with permission, direct such customers' applications to certain third party mortgage brokers. Mortgage broker fees are received from these brokers for such customer referrals upon settlement of the underlying mortgage. The Company's entitlement to the consideration is contingent on the settlement of the mortgage which is highly susceptible to factors outside of the Company's influence, such as the third party broker's underwriting requirements. Also, the uncertainty surrounding the consideration could be resolved in varying lengths of time, dependent upon the third party brokers. Therefore, mortgage broker fees are recognized at the settlement of the underlying mortgage when the consideration is received. Broker fees are recognized in the community banking segment.

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Contract assets	$—	$—

Contract liabilities	$1,727	$1,706

Mortgage broker fees receivable	$44	$69
Administrative services receivable	275	—
Wealth management receivable	13,610	8,102
Card related fees receivable	—	202
Total receivables from contracts with customer	$13,929	$8,373

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $369,000 and $359,000 for the years ended December 31, 2018 and 2017, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated—2019	$759
Estimated—2020	369
Estimated—2021	303
Estimated—2022	153
Estimated—2023	143
Total	$1,727

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

(16) Minimum Lease Commitments

The Company occupies certain facilities under operating lease agreements. Gross rental expense related to the Company’s operating leases were $21.2 million in 2018, $17.7 million in 2017, and $17.4 million in 2016. The Company also leases certain owned premises and receives rental income from such lease agreements. Gross rental income related to the Company’s buildings totaled $11.8 million, $9.8 million and $8.9 million, in 2018, 2017 and 2016, respectively. The approximate minimum annual gross rental payments and gross rental receipts under noncancelable agreements for office space with remaining terms in excess of one year as of December 31, 2018, are as follows (in thousands):

	Payments	Receipts
2019	$15,106	$7,533
2020	16,406	5,576
2021	15,116	5,081
2022	14,253	3,636
2023	13,201	2,117
2024 and thereafter	131,615	5,233
Total minimum future amounts	$205,697	$29,176

(17) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current income taxes:
Federal	$44,266	$54,977	$98,272
State	18,349	12,852	20,041
Foreign	(872)	1,243	(10)
Total current income taxes	$61,743	$69,072	$118,303
Deferred income taxes:
Federal	$40,500	$51,668	$4,464
State	11,705	10,403	(14)
Foreign	3,019	1,172	2,226
Total deferred income taxes	$55,224	$63,243	$6,676
Total income tax expense	$116,967	$132,315	$124,979
The Company's income before income taxes in 2018, 2017 and 2016 includes $5.3 million, $7.8 million and $7.0 million, respectively, of foreign income attributable to its Canadian subsidiary.

The tax effects of certain transactions are recorded directly to shareholders' equity rather than income tax expense. The tax effect of fair value adjustments on securities available-for-sale and derivative instruments in cash flow hedges are recorded directly to shareholders' equity as part of other comprehensive income (loss) and are reflected on the Consolidated Statements of Comprehensive Income. In addition, a tax benefit of $230,000, related to stock-based compensation, reflecting the excess of realized tax benefits over expected tax benefits, was recorded directly to shareholders' equity in 2016. Beginning in 2017, excess tax benefits on stock-based compensation were recorded in tax expense. The tax effect of unrealized gains and losses on certain foreign currency transactions is also recorded in shareholders' equity as part of other comprehensive income (loss).

A reconciliation of the differences between taxes computed using the statutory Federal income tax rate and actual income tax expense is as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Income tax expense using the statutory Federal income tax rate of 21% in 2018, and 35% in 2017 and 2016, on income before income taxes	$96,628	$136,499	$116,149
Increase (decrease) in tax resulting from:
Tax-exempt interest, net of interest expense disallowance	(3,869)	(4,658)	(3,634)
State taxes, net of federal tax benefit	23,584	15,115	13,017
Income earned on bank owned life insurance	(1,002)	(1,167)	(1,198)
Excess tax benefits on share based compensation	(3,107)	(5,470)	—
Enactment of Tax Cuts and Jobs Act
Re-measurement of net deferred tax liabilities	(1,209)	(10,402)	—
Transition tax on deferred foreign earnings	—	2,850	—
Meals, entertainment and related expenses	1,840	1,710	1,439
FDIC insurance expense	1,832	—	—
Non-deductible compensation expense	1,366	55	77
Foreign subsidiary, net	1,591	(271)	(264)
Tax benefits related to tax credit investments, net	(656)	(698)	(572)
Other, net	(31)	(1,248)	(35)
Income tax expense	$116,967	$132,315	$124,979

In 2017, the Company recognized a provisional tax benefit of $7.6 million to reflect the impact of enactment of the Tax Act. In the third quarter 2018, the Company finalized the provisional amount and recorded an additional net tax benefit of $1.2 million as provided in the SEC issued Staff Accounting Bulletin SAB 118.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for credit losses	$40,342	$36,442
Deferred compensation	22,363	12,310
Net unrealized losses on securities included in other comprehensive income	15,430	7,465
Stock-based compensation	7,544	6,898
Federal net operating loss carryforward	5,348	3,063
Loans	4,540	4,943
Other real estate owned	2,429	4,019
AMT credit carryforward	1,395	1,199
Nonaccrued interest	1,357	983
Mortgage banking recourse obligation	632	722
Other	3,744	2,307
Total gross deferred tax assets	105,124	80,351
Deferred tax liabilities:
Equipment leasing	90,306	42,681
Premises and equipment	28,517	23,211
Capitalized servicing rights	16,663	8,916
Goodwill and intangible assets	12,921	7,619
Deferred loan fees and costs	3,446	3,531
Net unrealized gains on derivatives included in other comprehensive income	2,863	3,197
Fair value adjustments on loans	2,833	3,143
Other	5,295	3,433
Total gross deferred liabilities	162,844	95,731
Net deferred tax liabilities	$(57,720)	$(15,380)

Management has determined that a valuation allowance is not required for the deferred tax assets at December 31, 2018 because it is more likely than not that these assets could be realized through future reversals of existing taxable temporary differences, tax planning strategies and future taxable income. This conclusion is based on the Company's historical earnings, its current level of earnings and prospects for continued growth and profitability.

The Company has a Federal alternative minimum tax (“AMT”) credit carryforward of $1.4 million which is subject to IRC Section 383 annual limitation. The AMT credit has no expiration date and pursuant to the Tax Act will be fully refundable by 2021. The Company has a Federal net operating loss (“NOL”) carryforward of $25.5 million that begins to expire in 2029 through 2037 and is subject to IRC Section 382 annual limitation. The AMT credit and the NOL carryforwards were a result of acquisitions.

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Unrecognized tax benefits at beginning of year	$10,821	$11,626	$—
Gross increases for tax positions taken in current period	—	—	—
Gross increases (decreases) for positions taken in prior periods	717	(805)	11,626
Unrecognized tax benefits at end of the year	$11,538	$10,821	$11,626

At December 31, 2018, the Company had $9.3 million of unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. Interest and penalties on unrecognized tax positions are recorded in income tax expense. Total interest income accrued at December 31, 2018 and 2017 on unrecognized tax benefits was $1.1 million and $921,000, respectively, net of tax effect. Interest and penalties are included in the liability for uncertain tax positions, but are not included in the unrecognized tax benefits rollforward presented above. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in numerous state jurisdictions and in Canada. In the ordinary course of business we are routinely subject to audit by the taxing authorities of these jurisdictions.

Currently, the Company's U.S. federal income tax returns are open and subject to audit for the 2015 tax return year forward, and in general, the Company's state income tax returns are open and subject to audit from the 2015 tax return year forward, subject to individual state statutes of limitation. The Company's Canadian subsidiary's Canadian income tax returns are also subject to audit for the 2015 tax return year forward.

(18) Stock Compensation Plans and Other Employee Benefit Plans

Stock Incentive Plan

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”), which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan have been made pursuant to the 2015 Plan. As of December 31, 2018, approximately 3.4 million shares were available for future grants (assuming the maximum number of shares are issued for the performance awards outstanding.) The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

The Plans permit the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, restricted share or unit awards, performance awards and other incentive awards valued in whole or in part by reference to the Company’s common stock, all on a stand-alone, combination or tandem basis. The Company historically awarded stock-based compensation in the form of time-vested nonqualified stock options and time-vested restricted share unit awards (“restricted shares”). In general, the grants of options provide for the purchase shares of the Company’s common stock at the fair market value of the stock on the date the options are granted. Options under the 2015 Plan and the 2007 Plan generally vest ratably over periods of three to five years and have a maximum term of seven years from the date of grant. Restricted shares entitle the holders to receive, at no cost, shares of the Company’s common stock. Restricted shares generally vest over periods of one to five years from the date of grant.

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants to date have consisted of time-vested nonqualified stock options and performance-based stock and performance-based cash awards. Stock options granted under the LTIP have a term of seven years and will generally vest equally over three years based on continued service. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Except in limited circumstances, unvested awards granted under the Plans are canceled upon termination of employment without any payment of consideration by the Company.

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

The following table presents the weighted average assumptions used to determine the fair value of options granted in the year ended December 31, 2016. No options were granted in the years ended December 31, 2018 and 2017.

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

Stock-based compensation expense recognized in the Consolidated Statements of Income was $13.5 million, $12.9 million and $9.3 million and the related tax benefits were $3.1 million, $5.1 million and $3.7 million in 2018, 2017 and 2016, respectively.

A summary of the Plans’ stock option activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term(1)	Intrinsic Value(2) ($000)
Outstanding at January 1, 2016	1,551,734	$41.32
Granted	562,166	41.04
Exercised	(313,900)	37.71
Forfeited or canceled	(101,088)	48.00
Outstanding at December 31, 2016	1,698,912	$41.50	4.6	$52,790
Exercisable at December 31, 2016	703,892	$39.62	3.4	$23,195
Outstanding at January 1, 2017	1,698,912	$41.50
Granted	—	—
Exercised	(593,459)	40.57
Forfeited or canceled	(20,697)	42.83
Outstanding at December 31, 2017	1,084,756	$41.98	4.0	$43,817
Exercisable at December 31, 2017	562,810	$41.82	3.3	$22,820
Outstanding at January 1, 2018	1,084,756	$41.98
Granted	—	—
Exercised	(282,614)	41.25
Forfeited or canceled	(7,128)	39.84
Outstanding at December 31, 2018	795,014	$42.25	3.1	$19,268
Exercisable at December 31, 2018	613,932	$42.54	3.1	$14,705
Vested or expected to vest at December 31, 2018	787,753	$42.26	3.1	$19,085

(1)	Represents the weighted average contractual remaining life in years.

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

The weighted average per share grant date fair value of options granted during the years ended December 31, 2016 was $8.61. The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was $13.3 million, $20.1 million and $5.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.5 million, $7.8 million and $2.3 million for 2018, 2017 and 2016, respectively. Cash received from option exercises under the Plans for the years ended December 31, 2018, 2017 and 2016 was $11.7 million, $24.1 million and $11.8 million, respectively.

A summary of the Plans’ restricted share activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	127,787	$53.33	133,425	$49.94	137,593	$49.63
Granted	35,654	84.36	16,552	73.16	18,022	46.01
Vested and issued	(18,324)	54.31	(19,639)	47.13	(20,007)	44.91
Forfeited	(1,854)	63.50	(2,551)	52.26	(2,183)	44.18
Outstanding at end of year	143,263	$60.80	127,787	$53.33	133,425	$49.94
Vested, but not issuable at end of year	90,520	$51.94	89,723	$51.64	89,050	$51.47

A summary of the 2007 Plan’s performance-based stock award activity, based on the target level of the awards, for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
Performance Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	359,196	$54.37	298,180	$43.64	276,533	$43.01
Granted	134,380	88.27	145,853	72.60	118,084	41.02
Vested and issued	(82,307)	44.39	(68,712)	46.85	(78,410)	37.90
Expired, canceled or forfeited	(14,414)	60.05	(16,125)	52.98	(18,027)	41.83
Outstanding at end of year	396,855	$67.71	359,196	$54.37	298,180	$43.64
Vested, but deferred at year end	21,530	$43.54	108,143	$44.16	6,672	$37.98

At December 31, 2018, the maximum number of performance-based shares that could be issued on outstanding awards if performance is attained at the maximum amount was approximately 585,518 shares.

The actual tax benefit realized upon the vesting of restricted shares and performance-based stock is based on the fair value of the shares on the issue date and the estimated tax benefit of the awards is based on fair value of the awards on the grant date. The actual tax benefit realized upon the vesting of restricted shares and performance-based stock in 2018, 2017 and 2016 was $994,000, $975,000 and $241,000, respectively, more than the expected tax benefit for those shares. These differences in actual and expected tax benefits were recorded to tax expense in 2018 and 2017 and directly to shareholders’ equity in 2016.

As of December 31, 2018, there was $15.4 million of total unrecognized compensation cost related to non-vested share based arrangements under the Plans. That cost is expected to be recognized over a weighted average period of approximately two years. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $8.0 million, $8.9 million and $8.4 million, respectively.

The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

Cash Incentive and Retention Plan

The Cash Incentive and Retention Plan (“CIRP”) allows the Company to provide cash compensation to the Company’s and its subsidiaries’ officers and employees. The CIRP is administered by the Compensation Committee of the Board of Directors. The CIRP generally provides for the grants of cash awards, which may be earned pursuant to the achievement of performance criteria established by the Compensation Committee and/or continued employment. The performance criteria, if any, established by the Compensation Committee must relate to one or more of the criteria specified in the CIRP, which includes: earnings, earnings growth, revenues, stock price, return on assets, return on equity, improvement of financial ratings, achievement of balance sheet or income statement objectives and expenses. These criteria may relate to the Company, a particular line of business or a specific subsidiary of the Company. The Company had no expense related to the CIRP in 2018, 2017 and 2016, and no awards were paid in those years. There were no outstanding awards under this plan at December 31, 2018.

Other Employee Benefits

Wintrust and its subsidiaries also provide 401(k) Retirement Savings Plans (“401(k) Plans”). The 401(k) Plans cover all employees meeting certain eligibility requirements. Contributions by employees are made through salary deferrals at their direction, subject to certain Plan and statutory limitations. Employer contributions to the 401(k) Plans are made at the employer’s discretion. Generally, participants completing 501 hours of service are eligible to share in an allocation of employer contributions. The Company’s expense for the employer contributions to the 401(k) Plans was approximately $10.4 million in 2018, $8.9 million in 2017, and $6.6 million in 2016.

The Wintrust Financial Corporation Employee Stock Purchase Plan (“ESPP”) is designed to encourage greater stock ownership among employees, thereby enhancing employee commitment to the Company. The ESPP gives eligible employees the right to accumulate funds over an offering period to purchase shares of common stock. All shares offered under the ESPP will be either newly issued shares of the Company or shares issued from treasury, if any. In accordance with the ESPP, beginning January 1, 2015, the purchase price of the shares of common stock is equal to 95% of the closing price of the Company’s common stock on the last day of the offering period. During 2018, 2017 and 2016, 33,977, 35,022 and 50,920, respectively, shares of common stock were purchased by participants and no compensation expense was recorded. The Company plans to continue to offer common stock through this ESPP on an ongoing basis, and in 2018, increased the shares authorized under the ESPP by 200,000 shares. At December 31, 2018, the Company had an obligation to issue 10,807 shares of common stock to participants and had 216,063 shares available for future grants under the ESPP.

As a result of the Company's acquisition of HPK Financial Corporation (“HPK”) in December 2012, the Company assumed the obligations of a noncontributory pension plan, (“the HPK Plan”). The HPK Plan was “frozen” as of December 31, 2006, with no additional years of credit earned for service or compensation paid. As of December 31, 2018, the projected benefit obligation was $4.9 million and the fair value of the plan's assets was $4.7 million. Similarly, in connection with the Company's acquisition of Diamond in October 2013, the Company assumed the obligation of Diamond's pension plan. The Diamond Plan was “frozen” as of December 31, 2004, and only service and compensation prior to this date is considered in determining benefits. As of December 31, 2018, the projected benefit obligation was $2.7 million and the fair value of the plan's assets was $1.6 million. The Company has accrued liabilities for the unfunded portions of these plans. The Company recorded (income) expense of $(38,000), $1.2 million and $526,000 in 2018, 2017 and 2016, respectively, related to these plans.

The Company does not currently offer other postretirement benefits such as health care or other pension plans.

Directors Deferred Fee and Stock Plan

The Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (“DDFS Plan”) allows directors of the Company and its subsidiaries to choose to receive payment of directors’ fees in either cash or common stock of the Company and to defer the receipt of the fees. The DDFS Plan is designed to encourage stock ownership by directors. All shares offered under the DDFS Plan will be either newly issued shares of the Company or shares issued from treasury. The number of shares issued is determined on a quarterly basis based on the fees earned during the quarter and the fair market value per share of the common stock on the last trading day of the preceding quarter. The shares are issued annually and the directors are entitled to dividends and voting rights upon the issuance of the shares. During 2018, 2017 and 2016, a total of 18,856 shares, 27,508 shares and 25,362 shares, respectively, were issued to directors. For those directors that elect to defer the receipt of the common stock, the Company maintains records of stock units representing an obligation to issue shares of common stock. The number of stock units equals the number of shares that would have been issued had the director not elected to defer receipt of the shares. Additional stock units are credited at the time dividends are paid, however no voting rights are associated with the stock units. The shares of common stock represented by the stock units are issued in the year specified by the directors in their participation agreements. At December 31, 2018, the Company has an obligation to issue 281,910 shares of common stock to directors and has 74,206 shares available for future grants under the DDFS Plan.

(19) Regulatory Matters

Banking laws place restrictions upon the amount of dividends that can be paid to Wintrust by the banks. Based on these laws, the banks could, subject to minimum capital requirements, declare dividends to Wintrust without obtaining regulatory approval in an amount not exceeding (a) undivided profits, and (b) the amount of net income reduced by dividends paid for the current and prior two years. During 2018, 2017 and 2016, cash dividends totaling $111.0 million, $122.0 million and $59.0 million, respectively, were paid to Wintrust by the banks and other subsidiaries. As of January 1, 2019, the banks had approximately $350.4 million available to be paid as dividends to Wintrust without prior regulatory approval and without reducing their capital below the well-capitalized level.

The banks are also required by the Federal Reserve Act to maintain reserves against deposits. Reserves are held either in the form of vault cash or balances maintained with the FRB and are based on the average daily deposit balances and statutory reserve ratios prescribed by the type of deposit account. At December 31, 2018 and 2017, reserve balances of approximately $611.1 million and $557.7 million, respectively, were required to be maintained at the FRB.

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

As reflected in the following table, the Company met all minimum capital requirements at December 31, 2018 and 2017:

	2018	2017
Total capital to risk weighted assets	11.6%	12.0%
Tier 1 capital to risk weighted assets	9.7	9.9
Common Equity Tier 1 capital to risk weighted assets	9.3	9.4
Tier 1 leverage Ratio	9.1	9.3

Wintrust is designated as a financial holding company. Bank holding companies approved as financial holding companies may engage in an expanded range of activities, including the businesses conducted by its wealth management subsidiaries. As a financial holding company, Wintrust’s banks are required to maintain their capital positions at the “well-capitalized” level. As of December 31, 2018, the banks were categorized as well capitalized under the regulatory framework for prompt corrective action. The ratios required for the banks to be “well capitalized” by regulatory definition are 10.0%, 8.0%, 6.5% and 5.0% for total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk weighted assets and Tier 1 leverage ratio, respectively.

The banks’ actual capital amounts and ratios as of December 31, 2018 and 2017 are presented in the following table:

(Dollars in thousands)	December 31, 2018				December 31, 2017
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Lake Forest Bank	$424,872	12.5%	$338,823	10.0%	$366,407	11.6%	$317,180	10.0%
Hinsdale Bank	256,166	11.9	220,004	10.0	224,577	11.5	195,125	10.0
Wintrust Bank	613,037	11.5	533,154	10.0	512,581	11.2	456,230	10.0
Libertyville Bank	161,453	11.9	135,262	10.0	141,723	11.4	124,637	10.0
Barrington Bank	258,301	11.1	231,871	10.0	234,930	12.0	195,409	10.0
Crystal Lake Bank	107,041	11.6	92,542	10.0	95,532	11.3	84,664	10.0
Northbrook Bank	236,201	11.1	213,524	10.0	222,441	11.4	194,764	10.0
Schaumburg Bank	113,797	11.4	100,151	10.0	111,772	11.9	93,752	10.0
Village Bank	151,653	11.2	135,695	10.0	145,517	11.9	121,867	10.0
Beverly Bank	146,054	11.8	123,618	10.0	132,516	11.7	112,810	10.0
Town Bank	208,479	11.3	184,825	10.0	188,987	11.4	166,253	10.0
Wheaton Bank	165,798	11.3	147,354	10.0	151,141	11.4	132,211	10.0
State Bank of the Lakes	111,530	11.1	100,654	10.0	105,770	11.4	92,518	10.0
Old Plank Trail Bank	151,889	11.4	132,842	10.0	145,272	11.6	125,642	10.0
St. Charles Bank	115,607	11.4	101,337	10.0	105,778	11.4	92,582	10.0
Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$402,156	11.9%	$271,058	8.0%	$347,924	11.0%	$253,744	8.0%
Hinsdale Bank	244,036	11.3	176,003	8.0	214,061	11.0	156,100	8.0
Wintrust Bank	545,649	10.2	426,523	8.0	439,061	9.6	364,984	8.0
Libertyville Bank	152,939	11.3	108,209	8.0	134,310	10.8	99,709	8.0
Barrington Bank	252,189	10.9	185,497	8.0	229,311	11.7	156,327	8.0
Crystal Lake Bank	102,404	11.1	74,033	8.0	91,273	10.8	67,731	8.0
Northbrook Bank	223,849	10.5	170,819	8.0	198,628	10.2	155,811	8.0
Schaumburg Bank	108,338	10.8	80,120	8.0	105,733	11.3	75,001	8.0
Village Bank	142,333	10.5	108,556	8.0	136,807	11.2	97,494	8.0
Beverly Bank	141,140	11.4	98,894	8.0	127,561	11.3	90,248	8.0
Town Bank	199,982	10.8	147,860	8.0	180,943	10.9	133,003	8.0
Wheaton Bank	159,718	10.8	117,883	8.0	135,009	10.2	105,769	8.0
State Bank of the Lakes	107,234	10.7	80,523	8.0	95,520	10.3	74,014	8.0
Old Plank Trail Bank	145,779	11.0	106,273	8.0	139,366	11.1	100,514	8.0
St. Charles Bank	111,454	11.0	81,069	8.0	102,251	11.0	74,066	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Lake Forest Bank	$402,156	11.9%	$220,235	6.5%	$347,924	11.0%	$206,167	6.5%
Hinsdale Bank	244,036	11.3	143,002	6.5	214,061	11.0	126,831	6.5
Wintrust Bank	545,649	10.2	346,550	6.5	439,061	9.6	296,549	6.5
Libertyville Bank	152,939	11.3	87,920	6.5	134,310	10.8	81,014	6.5
Barrington Bank	252,189	10.9	150,716	6.5	229,311	11.7	127,016	6.5
Crystal Lake Bank	102,404	11.1	60,152	6.5	91,273	10.8	55,031	6.5
Northbrook Bank	223,849	10.5	138,791	6.5	198,628	10.2	126,597	6.5
Schaumburg Bank	108,338	10.8	65,098	6.5	105,733	11.3	60,939	6.5
Village Bank	142,333	10.5	88,201	6.5	136,807	11.2	79,214	6.5
Beverly Bank	141,140	11.4	80,352	6.5	127,561	11.3	73,327	6.5
Town Bank	199,982	10.8	120,136	6.5	180,943	10.9	108,065	6.5
Wheaton Bank	159,718	10.8	95,780	6.5	135,009	10.2	85,937	6.5
State Bank of the Lakes	107,234	10.7	65,425	6.5	95,520	10.3	60,137	6.5
Old Plank Trail Bank	145,779	11.0	86,347	6.5	139,366	11.1	81,667	6.5
St. Charles Bank	111,454	11.0	65,869	6.5	102,251	11.0	60,178	6.5

(Dollars in thousands)	December 31, 2018				December 31, 2017
	Actual		To Be Well Capitalized by Regulatory Definition		Actual		To Be Well Capitalized by Regulatory Definition
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio:
Lake Forest Bank	$402,156	10.7%	$187,634	5.0%	$347,924	10.3%	$168,865	5.0%
Hinsdale Bank	244,036	10.4	117,308	5.0	214,061	10.2	105,086	5.0
Wintrust Bank	545,649	9.7	281,090	5.0	439,061	9.2	237,782	5.0
Libertyville Bank	152,939	10.0	76,247	5.0	134,310	9.8	68,404	5.0
Barrington Bank	252,189	12.9	97,759	5.0	229,311	11.8	97,007	5.0
Crystal Lake Bank	102,404	9.9	51,974	5.0	91,273	9.5	48,069	5.0
Northbrook Bank	223,849	9.8	114,125	5.0	198,628	9.5	104,377	5.0
Schaumburg Bank	108,338	9.5	57,111	5.0	105,733	10.1	52,171	5.0
Village Bank	142,333	9.5	75,197	5.0	136,807	9.7	70,182	5.0
Beverly Bank	141,140	10.7	66,109	5.0	127,561	10.8	59,140	5.0
Town Bank	199,982	10.0	100,257	5.0	180,943	10.1	89,617	5.0
Wheaton Bank	159,718	9.8	81,767	5.0	135,009	9.4	72,152	5.0
State Bank of the Lakes	107,234	9.2	58,068	5.0	95,520	9.2	51,681	5.0
Old Plank Trail Bank	145,779	9.6	76,096	5.0	139,366	9.9	70,735	5.0
St. Charles Bank	111,454	9.8	56,915	5.0	102,251	9.8	51,907	5.0

Wintrust’s mortgage banking division and broker/dealer subsidiary are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking division’s net worth requirements are governed by the Department of Housing and Urban Development and the broker/dealer’s net worth requirements are governed by the SEC. As of December 31, 2018, these business units met their minimum net worth capital requirements.

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

These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Statements of Condition. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend commercial, commercial real estate and construction loans totaled $4.7 billion and $4.4 billion as of December 31, 2018 and 2017, respectively, and unused home equity lines totaled $807.9 million and $826.5 million as of December 31, 2018 and 2017, respectively. Standby and commercial letters of credit totaled $233.3 million at December 31, 2018 and $195.9 million at December 31, 2017.

In addition, at December 31, 2018 and 2017, the Company had approximately $389.7 million and $446.3 million, respectively, in commitments to fund residential mortgage loans to be sold into the secondary market. These lending commitments are also considered derivative instruments. The Company also enters into forward contracts for the future delivery of residential mortgage loans at specified interest rates to reduce the interest rate risk associated with commitments to fund loans as well as mortgage loans held-for-sale. These forward contracts are also considered derivative instruments and had contractual amounts of approximately $481.6 million at December 31, 2018 and $551.9 million at December 31, 2017. See Note 21, “Derivative Financial Instruments,” for further discussion on derivative instruments.

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

The Company sold approximately $4.1 billion of mortgage loans in 2018 and $3.9 billion in 2017. The liability for estimated losses on repurchase and indemnification claims for residential mortgage loans previously sold to investors was $2.4 million and $3.0 million at December 31, 2018 and 2017, respectively, and was included in other liabilities on the Consolidated Statements of Condition. Losses charged against the liability were $183,000 in 2018 as compared to $1.4 million in 2017. These losses relate to mortgages which experienced early payment and other defaults meeting certain representation and warranty recourse requirements.

The Company has unfunded commitments to investment partnerships that qualify for CRA purposes totaling $13.6 million as of December 31, 2018. Of these commitments, $914,000 related to legally-binding unfunded commitments for tax-credit investments and was included within other assets and other liabilities on the consolidated statements of financial condition.

The Company utilizes an out-sourced securities clearing platform and has agreed to indemnify the clearing broker of Wintrust Investments for losses that it may sustain from the customer accounts introduced by Wintrust Investments. As of December 31, 2018, the total amount of customer balances maintained by the clearing broker and subject to indemnification was approximately $11.3 million. Wintrust Investments seeks to control the risks associated with its customers’ activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines.

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

On January 15, 2015, Lehman Brothers Holdings, Inc. (“Lehman Holdings”) sent a demand letter asserting that Wintrust Mortgage must indemnify it for losses arising from loans sold by Wintrust Mortgage to Lehman Brothers Bank, FSB under a Loan Purchase Agreement between Wintrust Mortgage, as successor to SGB Corporation, and Lehman Brothers Bank. The demand was the precursor for triggering the alternative dispute resolution process mandated by the U.S. Bankruptcy Court for the Southern District of New York. Lehman Holdings triggered the mandatory alternative dispute resolution process on October 16, 2015. On February 3, 2016, following a ruling by the federal Court of Appeals for the Tenth Circuit that was adverse to Lehman Holdings on the statute of limitations that is applicable to similar loan purchase claims, Lehman Holdings filed a complaint against Wintrust Mortgage and 150 other entities from which it had purchased loans in the U.S. Bankruptcy Court for the Southern District of New York. The mandatory mediation was held on March 16, 2016, but did not result in a consensual resolution of the dispute. The court entered a case management order governing the litigation on November 1, 2016. Lehman Holdings filed an amended complaint against Wintrust Mortgage on December 29, 2016. On March 31, 2017, Wintrust Mortgage moved to dismiss the amended complaint for lack of subject matter jurisdiction and improper venue or to transfer venue. Argument on the motions to dismiss were heard on June 12, 2018. The motion to dismiss for lack of subject matter jurisdiction was denied on August 14, 2018 and the defendants’ motion to transfer venue was denied on October 2, 2018. Wintrust Mortgage has appealed the denial of its motion to dismiss based on improper venue and the denial of its motion to transfer venue.

On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court granted this request and allowed Lehman Holdings to assert the additional claims against existing defendants as a supplemental complaint. Lehman Holdings filed its supplemental complaint against Wintrust Mortgage on December 4, 2018. Wintrust Mortgage’s response to the supplemental complaint is due within 45 days of the court’s approval of a proposed amended scheduling order, which is currently pending. At this time, Lehman Holdings has not provided Wintrust Mortgage with sufficient information to allow Wintrust Mortgage to assess the merits of Lehman Holding’s additional claims or to estimate either the likelihood or amount of any potential liability for the additional claims.

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

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California from October 17, 2014 through the present. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage’s response to the complaint was filed on February 25, 2019. At this time, Wintrust Mortgage lacks sufficient information to assess the merits of the allegations or to estimate either the likelihood or amount of any potential liability.

On October 17, 2018, two individual plaintiffs filed suit against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen. Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that the bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which remains pending before the court. Northbrook Bank believes the allegations to be legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

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

As of January 1, 2018, the Company elected to early adopt ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges are recorded as a component of other comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815 are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are corroborated by comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans) are estimated based on changes in mortgage interest rates from the date of the loan commitment. The fair value of foreign currency derivatives is computed based on changes in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

The table below presents the fair value of the Company’s derivative financial instruments as of December 31, 2018 and December 31, 2017:

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$6,270	$11,914	$1,656	$12
Interest rate derivatives designated as Fair Value Hedges	2,636	2,932	1,756	—
Total derivatives designated as hedging instruments under ASC 815	$8,906	$14,846	$3,412	$12
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$59,519	$34,139	$59,159	$33,704
Interest rate lock commitments	3,405	2,843	2,694	269
Forward commitments to sell mortgage loans	—	14	1,486	1,457
Foreign exchange contracts	1,342	227	1,337	229
Total derivatives not designated as hedging instruments under ASC 815	$64,266	$37,223	$64,676	$35,659
Total Derivatives	$73,172	$52,069	$68,088	$35,671

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

As of December 31, 2018, the Company had three interest rate swap derivatives designated as cash flow hedges of variable rate deposits and one interest rate collar derivative designated as a cash flow hedge of variable rate debt. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on each of these cash flow hedges as of December 31, 2018:

(Dollars in thousands)	December 31, 2018
Maturity Date	Notional Amount	Fair Value Asset (Liability)
Interest Rate Swaps:
June 2019	$200,000	$957
July 2019	250,000	2,196
August 2019	275,000	3,117
Interest Rate Collars:
September 2023	144,643	(1,656)
Total Cash Flow Hedges	$869,643	$4,614

In 2018, the Company terminated five interest rate swap derivatives designated as cash flow hedges of variable rate deposits with a total notional value of $650.0 million. As the hedged forecasted transactions (interest payments on variable rate deposits) will still occur over the remaining term of the terminated derivatives, any prior changes in the fair value of these cash flow hedges will continue to be included within accumulated other comprehensive income and reclassified to interest expense as interest payments continue to be made. In 2018, the Company reclassified approximately $427,000 from accumulated other comprehensive income to interest expense related to these terminated interest rate swap derivatives.

A rollforward of the amounts in accumulated other comprehensive gain related to interest rate derivatives designated as cash flow hedges follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017
Unrealized gain at beginning of period	$11,902	$6,944
Amount reclassified from accumulated other comprehensive income to interest expense on deposits and junior subordinated debentures	(7,313)	(19)
Amount of gain recognized in other comprehensive income	6,153	4,977
Unrealized gain at end of period	$10,742	$11,902

As of December 31, 2018, the Company estimates that during the next twelve months, $10.9 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2018, the Company has fifteen interest rate swaps with an aggregate notional amount of $173.0 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables. Three of these interest rate swaps with an aggregate notional amount of $55.9 million were effective starting after December 31, 2018.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of December 31, 2018:

		December 31, 2018
(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income, excluding covered loans	$135,944	$(953)	$—
	Available-for-sale debt securities	1,497	58	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective periods:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2018
Interest rate swaps	Interest and fees on loans	$(131)
	Interest income - investment securities	—

In 2018, one interest rate swap designated as a fair value hedge accounting relationship was terminated as a result of the full prepayment of the underlying loan (hedged asset). At the time of the termination, the fair value of the interest rate swap asset was approximately $1.4 million with an offsetting cumulative amount of fair value hedging adjustments included in the carrying value of the underlying loan totaling $1.6 million. As the underlying loan was fully paid-off, the remaining cumulative amount of fair value hedging adjustments included in the carrying value of the underlying loan was recorded to interest income.

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At December 31, 2018, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $6.1 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from January 2019 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At December 31, 2018, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $481.6 million and interest rate lock commitments with an aggregate notional amount of approximately $235.8 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of December 31, 2018 the Company held foreign currency derivatives with an aggregate notional amount of approximately $40.3 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of December 31, 2018 or December 31, 2017.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		December 31,
Derivative	Location in income statement	2018	2017
Interest rate swaps and caps	Trading gains (losses), net	$(75)	$(848)
Mortgage banking derivatives	Mortgage banking revenue	(792)	1,314
Covered call options	Fees from covered call options	3,519	4,402
Foreign exchange contracts	Trading gains (losses), net	20	(38)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of December 31, 2018, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $5.3 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets		Derivative Liabilities
	Fair Value		Fair Value
(Dollars in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Gross Amounts Recognized	$68,425	$48,985	$62,571	$33,716
Less: Amounts offset in the Statements of Condition	—	—	—	—
Net amount presented in the Statements of Condition	$68,425	$48,985	$62,571	$33,716
Gross amounts not offset in the Statements of Condition
Offsetting Derivative Positions	$(28,124)	$(14,878)	$(28,124)	$(14,878)
Collateral Posted	(23,810)	(18,060)	(2,640)	(2,220)
Net Credit Exposure	$16,491	$16,047	$31,807	$16,618

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

Available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value —Fair values for available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value are typically based on prices obtained from independent pricing vendors. Securities measured with these valuation techniques are generally classified as Level 2 of the fair value hierarchy. Typically, standard inputs such as benchmark yields, reported trades for similar securities, issuer spreads, benchmark securities, bids, offers and reference data including market research publications are used to fair value a security. When these inputs are not available, broker/dealer quotes may be obtained by the vendor to determine the fair value of the security. We review the vendor’s pricing methodologies to determine if observable market information is being used, versus unobservable inputs. Fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy.

The Company’s Investment Operations Department is responsible for the valuation of Level 3 available-for-sale debt securities. The methodology and variables used as inputs in pricing Level 3 securities are derived from a combination of observable and unobservable inputs. The unobservable inputs are determined through internal assumptions that may vary from period to period due to external factors, such as market movement and credit rating adjustments.

At December 31, 2018, the Company classified $108.9 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $3.2 million of U.S. government agencies as Level 3 at December 31, 2018. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). In 2018, all of the ratings derived in the above process by Investment Operations were “BBB” or better, for both bonds with and without comparable bond proxies. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at December 31, 2018 have a call date that has passed, and are now continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At December 31, 2018, the Company classified $11.3 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at December 31, 2018 was 4.31% with discount rates applied ranging from 4%-5%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 12.06% at December 31, 2018. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.30% with credit discounts ranging from 0%-7% at December 31, 2018.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At December 31, 2018, the Company classified $75.2 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at December 31, 2018 was 9.98% with discount rates applied ranging from 6%-18%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds ranged from 6%-91% or a weighted average prepayment speed of 11.76%. Further, for current and delinquent loans, the Company assumed the average cost of servicing of $77 and $273, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 6, “Mortgage Servicing Rights (“MSRs”),” for further discussion of MSRs.

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

At December 31, 2018, the Company classified $2.5 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at December 31, 2018 was 86.15% with pull-through rates applied ranging from 17% to 100%.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$126,404	$126,404	$—	$—
U.S. Government agencies	140,307	—	137,157	3,150
Municipal	138,490	—	29,564	108,926
Corporate notes	91,045	—	91,045	—
Mortgage-backed	1,629,835	—	1,629,835	—
Trading account securities	1,692	—	1,692	—
Equity securities with readily determinable fair value	34,717	—	34,717	—
Mortgage loans held-for-sale	264,070	—	264,070	—
Loans held-for-investment	93,857	—	82,510	11,347
MSRs	75,183	—	—	75,183
Nonqualified deferred compensations assets	11,282	—	11,282	—
Derivative assets	73,172	—	70,715	2,457
Total	$2,680,054	$126,404	$2,352,587	$201,063
Derivative liabilities	$68,088	$—	$68,088	$—

	December 31, 2017
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$143,822	$143,822	$—	$—
U.S. Government agencies	156,915	—	153,136	3,779
Municipal	115,352	—	38,171	77,181
Corporate notes	31,050	—	31,050	—
Mortgage-backed	1,319,725	—	1,319,725	—
Equity securities	36,802	—	36,802	—
Trading account securities	995	—	995	—
Mortgage loans held-for-sale	313,592	—	313,592	—
Loans held-for-investment	33,717	—	—	33,717
MSRs	33,676	—	—	33,676
Nonqualified deferred compensations assets	11,065	—	11,065	—
Derivative assets	52,069	—	49,912	2,157
Total	$2,248,780	$143,822	$1,954,448	$150,510
Derivative liabilities	$35,671	$—	$35,671	$—
The aggregate remaining contractual principal balance outstanding as of December 31, 2018 and 2017 for mortgage loans held- for-sale measured at fair value under ASC 825 was $253.7 million and $299.5 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $264.1 million and $313.6 million, respectively, as shown in the above tables. There were $1.9 million of loans past due greater than 90 days and still accruing interest in the mortgage loans held-for-sale portfolio as of December 31, 2018 and no loans as of December 31, 2017.

The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2018 are summarized as follows:

		U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
(Dollars in thousands)	Municipal
Balance at January 1, 2018	$77,181	$3,779	$33,717	$33,676	$2,157
Total net gains (losses) included in:
Net income (1)	—	—	(1,077)	27,701	300
Other comprehensive loss	(8,541)	(314)	—	—	—
Purchases (2)	63,644	—	—	13,806	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(23,358)	(315)	(28,367)	—	—
Net transfers into/(out of) Level 3	—	—	7,074	—	—
Balance at December 31, 2018	$108,926	$3,150	$11,347	$75,183	$2,457

(1)
Changes in the balance of MSRs and derivative assets as presented in the table above are recorded as a component of mortgage banking revenue in non-interest income. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

(2)	Purchased as a part of the Veterans First business combination. See Note 7 - Business Combinations and Asset Acquisitions for further discussion.
The changes in Level 3 assets measured at fair value on a recurring basis during the year ended December 31, 2017 are summarized as follows:

(Dollars in thousands)	Municipal	U.S. Government Agencies	Loans held-for-investment	MSRs	Derivative assets
Balance at January 1, 2017	$79,626	$—	$22,137	$19,103	$2,291
Total net gains (losses) included in:
Net income (1)	—	—	1,025	14,573	(134)
Other comprehensive loss	(501)	(504)	—	—	—
Purchases	33,593	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(35,537)	—	(13,219)	—	—
Net transfers into/(out of) Level 3 (2)	—	4,283	23,774	—	—
Balance at December 31, 2017	$77,181	$3,779	$33,717	$33,676	$2,157

(1)
Changes in the balance of MSRs and derivative assets as presented in the table above are recorded as a component of mortgage banking revenue in non-interest income. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

(2)
Transfers into Level 3 relate to certain U.S. government agency available-for-sale investment securities and loans reclassified from the held-for-sale portfolio at the time of market conditions or other developments changing management's intent with respect to the disposition of those loans.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at December 31, 2018.

	December 31, 2018				Year Ended December 31, 2018 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans-collateral based	$99,803	$—	$—	$99,803	$18,721
Other real estate owned (1)	24,820	—	—	24,820	5,965
Total	$124,623	$—	$—	$124,623	$24,686

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 5 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At December 31, 2018, the Company had $127.3 million of impaired loans classified as Level 3. Of the $127.3 million of impaired loans, $99.8 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $27.5 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At December 31, 2018, the Company had $24.8 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at December 31, 2018 were as follows:

(Dollars in thousands)
	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal securities	$108,926	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	3,150	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	11,347	Discounted cash flows	Discount rate	4%-5%	4.31%	Decrease
			Credit spread	0%-7%	1.30%	Decrease
			Constant prepayment rate (CPR)	12.06%	12.06%	Decrease
MSRs	75,183	Discounted cash flows	Discount rate	6%-18%	9.98%	Decrease
			Constant prepayment rate (CPR)	6%-91%	11.76%	Decrease
			Cost of servicing	$15-$200	$77	Decrease
			Cost of servicing - delinquent	$200-$1,000	$273	Decrease
Derivatives	2,457	Discounted cash flows	Pull-through rate	17%-100%	86.15%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	99,803	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned, including covered other real-estate owned	24,820	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the consolidated statements of condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$392,200	$392,200	$277,591	$277,591
Interest bearing deposits with banks	1,099,594	1,099,594	1,063,242	1,063,242
Available-for-sale securities	2,126,081	2,126,081	1,803,666	1,803,666
Held-to-maturity securities	1,067,439	1,036,096	826,449	812,516
Trading account securities	1,692	1,692	995	995
Equity securities with readily determinable fair value	34,717	34,717	—	—
FHLB and FRB stock, at cost	91,354	91,354	89,989	89,989
Brokerage customer receivables	12,609	12,609	26,431	26,431
Mortgage loans held-for-sale, at fair value	264,070	264,070	313,592	313,592
Loans held-for-investment, at fair value	93,857	93,857	33,717	33,717
Loans held-for-investment, at amortized cost	23,726,834	23,780,739	21,607,080	21,768,978
MSRs	75,183	75,183	33,676	33,676
Nonqualified deferred compensation assets	11,282	11,282	11,065	11,065
Derivative assets	73,172	73,172	52,069	52,069
Accrued interest receivable and other	260,281	260,281	227,649	227,649
Total financial assets	$29,330,365	$29,352,927	$26,367,211	$26,515,176
Financial Liabilities
Non-maturity deposits	$20,833,837	$20,833,837	$18,775,977	$18,775,977
Deposits with stated maturities	5,260,841	5,283,063	4,407,370	4,350,004
FHLB advances	426,326	429,830	559,663	544,750
Other borrowings	393,855	393,855	266,123	266,123
Subordinated notes	139,210	138,345	139,088	144,266
Junior subordinated debentures	253,566	263,846	253,566	264,696
Derivative liabilities	68,088	68,088	35,671	35,671
Accrued interest payable	16,025	16,025	8,030	8,030
Total financial liabilities	$27,391,748	$27,426,889	$24,445,488	$24,389,517

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

(23) Shareholders’ Equity

A summary of the Company’s common and preferred stock at December 31, 2018 and 2017 is as follows:

	2018	2017
Common Stock:
Shares authorized	100,000,000	100,000,000
Shares issued	56,518,119	56,068,220
Shares outstanding	56,407,558	55,965,207
Cash dividend per share	$0.76	$0.56
Preferred Stock:
Shares authorized	20,000,000	20,000,000
Shares issued	5,000,000	5,000,000
Shares outstanding	5,000,000	5,000,000

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

Common Stock Warrants

Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program, on December 19, 2008, the Company issued to the U.S. Treasury a warrant to exercise 1,643,295 warrant shares of Wintrust common stock with a term of 10 years. In February 2011, the U.S. Treasury sold all of its interest in the warrant issued to it in a secondary underwritten public offering. During 2017, certain holders of the interest in the warrant exercised 318,491 warrant shares, which resulted in 219,372 shares of common stock issued. During 2018, certain holders of the interest in the warrant exercised 22,952 warrant shares, which resulted in 16,571 shares of common stock issued. On December 19, 2018, the Company’s warrant shares expired. Any warrant shares not exercised prior to this date expired and became void, and the holder did not receive any shares of the Company’s common stock.

Other

At the January 2019 Board of Directors meeting, a quarterly cash dividend of $0.25 per share ($1.00 on an annualized basis) was declared. It was paid on February 21, 2019 to shareholders of record as of February 7, 2019.

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains (Losses) on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$(15,813)	$7,164	$(33,186)	$(41,835)
Cumulative effect adjustment from the adoption of:
ASU 2016-01	(1,880)	—	—	(1,880)
ASU 2018-02	(4,517)	1,543	—	(2,974)
Other comprehensive (loss) income during the period, net of tax, before reclassification	(20,054)	4,498	(9,190)	(24,746)
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(24)	(5,348)	—	(5,372)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(65)	—	—	(65)
Net other comprehensive loss during the period, net of tax	$(20,143)	$(850)	$(9,190)	$(30,183)
Balance at December 31, 2018	$(42,353)	$7,857	$(42,376)	$(76,872)

Balance at January 1, 2017	$(29,309)	$4,165	$(40,184)	$(65,328)
Other comprehensive income during the period, net of tax, before reclassification	14,417	3,010	6,998	24,425
Amount reclassified from accumulated other comprehensive income into net income, net of tax	(27)	(11)	—	(38)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale	(894)	—	—	(894)
Net other comprehensive income during the period, net of tax	$13,496	$2,999	$6,998	$23,493
Balance at December 31, 2017	$(15,813)	$7,164	$(33,186)	$(41,835)

Balance at January 1, 2016	$(17,674)	$(2,193)	$(42,841)	$(62,708)
Other comprehensive (loss) income during the period, net of tax, before reclassification	(17,554)	4,464	2,657	(10,433)
Amount reclassified from accumulated other comprehensive income (loss) into net income, net of tax	(4,641)	1,894	—	(2,747)
Amount reclassified from accumulated other comprehensive income related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale	10,560	—	—	10,560
Net other comprehensive (loss) income during the period, net of tax	$(11,635)	$6,358	$2,657	$(2,620)
Balance at December 31, 2016	$(29,309)	$4,165	$(40,184)	$(65,328)

	Amount Reclassified from Accumulated Other Comprehensive Income for the Year Ended,

Details Regarding the Component of Accumulated Other Comprehensive Income	December 31,		Impacted Line on the Consolidated Statements of Income
	2018	2017
Accumulated unrealized losses on available-for-sale securities
Gains included in net income	$33	$45	Gains on investment securities, net
	33	45	Income before taxes
Tax effect	(9)	(18)	Income tax expense
Net of tax	$24	$27	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(7,549)	$(1,085)	Interest on deposits
Amount reclassified to interest expense on other borrowings	236	—	Interest on other borrowings
Amount reclassified to interest expense on junior subordinated debentures	—	1,066	Interest on junior subordinated debentures
	7,313	19	Income before taxes
Tax effect	(1,965)	(8)	Income tax expense
Net of tax	$5,348	$11	Net income

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

The following is a summary of certain operating information for reportable segments:

(Dollars in thousands)	Community Banking	Specialty Finance	Wealth Management	Total Operating Segments	Intersegment Eliminations	Consolidated
2018
Net interest income	$791,838	$136,981	$17,455	$946,274	$18,629	$964,903
Provision for credit losses	28,586	6,246	—	34,832	—	34,832
Non-interest income	238,668	65,898	91,896	396,462	(40,312)	356,150
Non-interest expense	681,749	84,248	81,774	847,771	(21,683)	826,088
Income tax expense	79,361	30,325	7,281	116,967	—	116,967
Net income	$240,810	$82,060	$20,296	$343,166	$—	$343,166
Total assets at end of year	$25,438,454	$5,073,011	$733,384	$31,244,849	$—	$31,244,849
2017
Net interest income	$677,481	$118,320	$18,919	$814,720	$17,356	$832,076
Provision for credit losses	27,059	2,709	—	29,768	—	29,768
Non-interest income	211,354	60,405	84,312	356,071	(36,565)	319,506
Non-interest expense	599,455	74,559	77,012	751,026	(19,209)	731,817
Income tax expense	87,486	35,775	9,054	132,315	—	132,315
Net income	$174,835	$65,682	$17,165	$257,682	$—	$257,682
Total assets at end of year	$22,781,923	$4,515,766	$618,281	$27,915,970	$—	$27,915,970
2016
Net interest income	$588,847	$98,248	$18,611	$705,706	$16,487	$722,193
Provision for credit losses	30,862	3,222	—	34,084	—	34,084
Non-interest income	230,414	49,706	78,478	358,598	(33,168)	325,430
Non-interest expense	556,798	66,460	75,108	698,366	(16,681)	681,685
Income tax expense	86,933	29,512	8,534	124,979	—	124,979
Net income	$144,668	$48,760	$13,447	$206,875	$—	$206,875
Total assets at end of year	$21,172,080	$3,884,373	$612,100	$25,668,553	$—	$25,668,553

(25) Condensed Parent Company Financial Statements

Condensed parent company only financial statements of Wintrust follow:

Statements of Financial Condition

	December 31,
(In thousands)	2018	2017
Assets
Cash	$37,931	$78,045
Available-for-sale debt securities and equity securities with readily determinable fair value	12,765	14,461
Investment in and receivable from subsidiaries	3,660,968	3,249,202
Loans, net of unearned income	1,200	1,845
Allowance for loan losses	—	—
Net loans	$1,200	$1,845
Goodwill	8,371	8,371
Other assets	206,902	174,781
Total assets	$3,928,137	$3,526,705

Liabilities and Shareholders’ Equity
Other liabilities	$75,609	$66,909
Subordinated notes	139,210	139,088
Other borrowings	192,182	90,203
Junior subordinated debentures	253,566	253,566
Shareholders’ equity	3,267,570	2,976,939
Total liabilities and shareholders’ equity	$3,928,137	$3,526,705

Statements of Income

	Years Ended December 31,
(In thousands)	2018	2017	2016
Income
Dividends and other revenue from subsidiaries	$171,388	$155,969	$89,184
Other income	4	2,488	4,344
Total income	$171,392	$158,457	$93,528
Expenses
Interest expense	$22,375	$19,207	$18,498
Salaries and employee benefits	64,726	50,683	34,299
Other expenses	108,038	74,618	62,778
Total expenses	$195,139	$144,508	$115,575
(Loss) income before income taxes and equity in undistributed income of subsidiaries	$(23,747)	$13,949	$(22,047)
Income tax benefit	34,186	47,139	31,061
Income before equity in undistributed net income of subsidiaries	$10,439	$61,088	$9,014
Equity in undistributed net income of subsidiaries	332,727	196,594	197,861
Net income	$343,166	$257,682	$206,875

Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2018	2017	2016
Operating Activities:
Net income	$343,166	$257,682	$206,875
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Provision for credit losses	56	—	—
Gain on early extinguishment of debt	—	—	(4,305)
Depreciation and amortization	11,943	10,783	10,400
Deferred income tax expense (benefit)	502	2,809	(601)
Stock-based compensation expense	6,025	5,185	3,762
Decrease (increase) in other assets	3,685	1,956	(319)
Increase in other liabilities	650	9,967	9,618
Equity in undistributed net income of subsidiaries	(332,727)	(196,594)	(197,861)
Net Cash Provided by Operating Activities	$33,300	$91,788	$27,569
Investing Activities:
Capital distributions from (contributions to) subsidiaries, net	$4,632	$(42,736)	$(118,575)
Net cash paid for acquisitions, net	(87,081)	—	(61,308)
Other investing activity, net	(57,143)	(28,132)	(18,051)
Net Cash Used for Investing Activities	$(139,592)	$(70,868)	$(197,934)
Financing Activities:
Increase (decrease) in subordinated notes, other borrowings and junior subordinated debentures, net	$101,910	$20,008	$(26,251)
Proceeds from the issuance of common stock, net	—	—	152,911
Issuance of common shares resulting from exercise of stock options, employee stock purchase plan and conversion of common stock warrants	15,903	28,229	15,828
Dividends paid	(50,987)	(40,543)	(38,568)
Common stock repurchases for tax withholdings related to stock-based compensation	(648)	(397)	(616)
Net Cash Provided by Financing Activities	$66,178	$7,297	$103,304
Net (Decrease) Increase in Cash and Cash Equivalents	$(40,114)	$28,217	$(67,061)
Cash and Cash Equivalents at Beginning of Year	78,045	49,828	116,889
Cash and Cash Equivalents at End of Year	$37,931	$78,045	$49,828

(26) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for 2018, 2017 and 2016:

(In thousands, except per share data)		2018	2017	2016
Net income		$343,166	$257,682	$206,875
Less: Preferred stock dividends		8,200	9,778	14,513
Net income applicable to common shares—Basic	(A)	$334,966	$247,904	$192,362
Add: Dividends on convertible preferred stock, if dilutive		—	1,578	6,313
Net income applicable to common shares—Diluted	(B)	$334,966	$249,482	$198,675
Weighted average common shares outstanding	(C)	56,300	54,703	50,278
Effect of dilutive potential common shares:
Common stock equivalents		908	998	894
Convertible preferred stock, if dilutive		—	985	3,100
Total dilutive potential common shares		908	1,983	3,994
Weighted average common shares and effect of dilutive potential common shares	(D)	57,208	56,686	54,272
Net income per common share:
Basic	(A/C)	$5.95	$4.53	$3.83
Diluted	(B/D)	5.86	4.40	3.66

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

(27) Quarterly Financial Summary (Unaudited)

The following is a summary of quarterly financial information for the years ended December 31, 2018 and 2017:

	2018 Quarters				2017 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest income	$261,205	284,047	304,962	320,596	$215,759	231,181	247,688	251,840
Interest expense	36,123	45,877	57,399	66,508	23,179	26,772	31,700	32,741
Net interest income	225,082	238,170	247,563	254,088	192,580	204,409	215,988	219,099
Provision for credit losses	8,346	5,043	11,042	10,401	5,209	8,891	7,896	7,772
Net interest income after provision for credit losses	216,736	233,127	236,521	243,687	187,371	195,518	208,092	211,327
Non-interest income, excluding net securities gains (losses)	86,030	95,221	99,840	77,957	68,820	89,925	79,692	81,024
(Losses) gains on investment securities, net	(351)	12	90	(2,649)	(55)	47	39	14
Non-interest expense	194,349	206,769	213,637	211,333	168,118	183,544	183,575	196,580
Income before taxes	108,066	121,591	122,814	107,662	88,018	101,946	104,248	95,785
Income tax expense	26,085	32,011	30,866	28,005	29,640	37,049	38,622	27,004
Net income	$81,981	89,580	91,948	79,657	$58,378	64,897	65,626	68,781
Preferred stock dividends	2,050	2,050	2,050	2,050	3,628	2,050	2,050	2,050
Net income applicable to common shares	$79,931	87,530	89,898	77,607	$54,750	62,847	63,576	66,731
Net income per common share:
Basic	$1.42	$1.55	$1.59	$1.38	$1.05	$1.15	$1.14	$1.19
Diluted	1.40	1.53	1.57	1.35	1.00	1.11	1.12	1.17
Cash dividends declared per common share	0.19	0.19	0.19	0.19	0.14	0.14	0.14	0.14

(28) Subsequent Events

On February 20, 2019, the Company announced the signing of a definitive agreement to acquire Rush-Oak Corporation (“ROC”). ROC is the parent company of Oak Bank, which operates a banking location in the Gold Coast neighborhood of Chicago, Illinois. As of December 31, 2018, Oak Bank had approximately $196 million in assets, approximately $143 million in loans and approximately $158 million in deposits.

On February 15, 2019, the Receivables Purchase Agreement with an unrelated third party was amended to extend the maturity date from December 16, 2019 to December 15, 2020. Additionally, at that time, the unrelated third party paid an additional C$20 million under the Receivables Purchase Agreement, which increased the total payments to C$210 million. For additional discussion of the Receivables Purchase Agreement, see Note 13 - Other Borrowings.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2018, in relation to criteria for the effective internal control over financial reporting as described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2018, the Company's system of internal control over financial reporting is effective and meets the criteria of the COSO Criteria. Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. Their report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

/s/ Edward J. Wehmer	/s/ David L. Stoehr
Edward J. Wehmer	David L. Stoehr
President and	Executive Vice President &
Chief Executive Officer	Chief Financial Officer
Rosemont, Illinois
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wintrust Financial Corporation

Opinion on Internal Control over Financial Reporting

We have audited Wintrust Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wintrust Financial Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held May 23, 2019 (the “Proxy Statement”) under the captions “Election of Directors,” “Executive Officers of the Company,” “Board of Directors’ Committees and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

The following table summarizes information as of December 31, 2018, relating to the Company’s equity compensation plans pursuant to which common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
WTFC 1997 Stock Incentive Plan, as amended	85,000	—	—
WTFC 2007 Stock Incentive Plan	472,692	$40.59	—
WTFC 2015 Stock Incentive Plan	965,103	$14.93	3,393,543
WTFC Employee Stock Purchase Plan	—	—	226,870
WTFC Directors Deferred Fee and Stock Plan	—	—	356,116
	1,522,795	$22.06	3,976,529
Equity compensation plans not approved by security holders
N/A	—	—	—
Total	1,522,795	$22.06	3,976,529

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
The following financial statements of Wintrust Financial Corporation, incorporated herein by reference to Item 8, Financial Statements and Supplementary Data:

•	Consolidated Statements of Condition as of December 31, 2018 and 2017

•	Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2	Financial Statement Schedules
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

3.3
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

4.3
First Supplemental Indenture, dated June 13, 2014 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

4.4
Form of 5.000% Subordinated Note due 2024 (incorporated by reference to Exhibit A in Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2014).

10.1
Credit Agreement, dated as of September 18, 2018, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as administrative agent and sole lead arranger (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2018).

185

10.2
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

10.4
Second Amending Agreement to the Receivables Purchase Agreement, dated September 6, 2016, by and among First Insurance Funding of Canada, Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.5
Third Amending Agreement to the Receivables Purchase Agreement, dated December 15, 2017, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2017).

10.6
Fourth Amending Agreement to the Receivables Purchase Agreement, dated June 29, 2018, by and among First Insurance Funding of Canada Inc. and CIBC Mellon Trust Company, in its capacity as Trustee of PLAZA Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.7
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

10.9
Performance Guarantee Confirmation, made as of June 28, 2018, by the Company in favor of CIBC Mellon Trust Company, in its capacity as trustee of PLAZA Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018).

10.10
Junior Subordinated Indenture, dated as of August 2, 2005, between the Company and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.11
Amended and Restated Trust Agreement, dated as of August 2, 2005, among the Company, as depositor, Wilmington Trust Company, as property trustee and Delaware trustee, and the Administrative Trustees listed therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.12
Guarantee Agreement, dated as of August 2, 2005, between the Company, as Guarantor, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2005).

10.13
Indenture, dated as of September 1, 2006, between the Company and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006).

10.14
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

10.15
Guarantee Agreement, dated as of September 1, 2006, between the Company, as Guarantor, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8- K filed with the Securities and Exchange Commission on September 6, 2006).

186

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

10.21
First Amendment to Employment Agreement, dated November 30, 2010, between the Company and Timothy Crane (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).*

10.22	Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Appendix A of the Proxy Statement relating to the May 22, 1997 Annual Meeting of Shareholders of the Company).*

10.23
First Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.24
Second Amendment to Wintrust Financial Corporation 1997 Stock Incentive Plan adopted by the Board of Directors on January 24, 2002 (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 1, 2004).*

10.25
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

10.28
Form of Nonqualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.29
Form of Nonqualified Stock Option Agreement under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarter Report on Form 10-Q for the quarter ended March 31, 2016).*

10.30
Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.31
Form of Performance Share Unit Award - Stock Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.32
Form of Performance Award Agreement - Share Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.33
Form of Performance Share Unit Award - Cash Settled under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

187

10.34
Form of Performance Share Unit Award - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.35
Form of Performance Award Agreement - Cash Settled under the Company's 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).*

10.36
Form of Performance Cash Award under the Company's 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.37
Form of Performance Share Unit Award - Shares Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.38
Form of Performance Award Agreement - Cash Settled/Share Settled under the Company’s 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018).

10.39
Form of Performance Share Unit Award - Cash Settled - Deferral Option under the Company’s 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016).

10.40
Wintrust Financial Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Annex A of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 24, 2012).*

10.41
Amended and Restated Wintrust Financial Corporation Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).*

10.42
Wintrust Financial Corporation Directors Deferred Fee and Stock Plan (incorporated by reference to Appendix B of the Proxy Statement relating to the May 24, 2001 Annual Meeting of Shareholders of the Company).*

10.43
Wintrust Financial Corporation 2005 Directors Deferred Fee and Stock Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2014).*

10.44
Form of Cash Incentive and Retention Award Agreement under the Company’s 2008 Long-Term Cash and Incentive Retention Plan with no Minimum Payout (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*

10.45	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.46	Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

188

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

189

ITEM 16. FORM 10-K SUMMARY

None.

190

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)

February 28, 2019	By:	/s/ EDWARD J. WEHMER
Edward J. Wehmer, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Chairman of the Board of Directors	February 28, 2019

/s/ EDWARD J. WEHMER Edward J. Wehmer	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ DAVID L. STOEHR David L. Stoehr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019

/s/ PETER D. CRIST Peter D. Crist	Director	February 28, 2019

/s/ BRUCE K. CROWTHER Bruce K. Crowther	Director	February 28, 2019

/s/ WILLIAM J. DOYLE William J. Doyle	Director	February 28, 2019

/s/ ZED S. FRANCIS, III Zed S. Francis, III	Director	February 28, 2019

/s/ MARLA F. GLABE Marla F. Glabe	Director	February 28, 2019

/s/ SCOTT K. HEITMANN Scott K. Heitmann	Director	February 28, 2019

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	February 28, 2019

/s/ INGRID S. STAFFORD Ingrid S. Stafford	Director	February 28, 2019

/s/ GARY D. “JOE” SWEENEY Gary D. “Joe” Sweeney	Director	February 28, 2019

/s/ SHEILA G. TALTON Sheila G. Talton	Director	February 28, 2019

191