Form 10-Q
period 2019-03-31
WINTRUST FINANCIAL CORP
filed 2019-05-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Common Stock — no par value, 56,663,096 shares, as of April 30, 2019

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	March 31, 2019	December 31, 2018	March 31, 2018
Assets
Cash and due from banks	$270,765	$392,142	$231,407
Federal funds sold and securities purchased under resale agreements	58	58	57
Interest bearing deposits with banks	1,609,852	1,099,594	980,380
Available-for-sale securities, at fair value	2,185,782	2,126,081	1,895,688
Held-to-maturity securities, at amortized cost ($1.0 billion, $1.0 billion and $862.5 million fair value at March 31, 2019, December 31, 2018, and March 31, 2018 respectively)	1,051,542	1,067,439	892,937
Trading account securities	559	1,692	1,682
Equity securities with readily determinable fair value	47,653	34,717	37,832
Federal Home Loan Bank and Federal Reserve Bank stock	89,013	91,354	104,956
Brokerage customer receivables	14,219	12,609	24,531
Mortgage loans held-for-sale, at fair value	248,557	264,070	411,505
Loans, net of unearned income	24,214,629	23,820,691	22,062,134
Allowance for loan losses	(158,212)	(152,770)	(139,503)
Net loans	24,056,417	23,667,921	21,922,631
Premises and equipment, net	676,037	671,169	626,687
Lease investments, net	224,240	233,208	190,775
Accrued interest receivable and other assets	888,492	696,707	601,794
Trade date securities receivable	375,211	263,523	—
Goodwill	573,658	573,141	511,497
Other intangible assets	46,566	49,424	22,413
Total assets	$32,358,621	$31,244,849	$28,456,772
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$6,353,456	$6,569,880	$6,612,319
Interest bearing	20,451,286	19,524,798	16,667,008
Total deposits	26,804,742	26,094,678	23,279,327
Federal Home Loan Bank advances	576,353	426,326	915,000
Other borrowings	372,194	393,855	247,092
Subordinated notes	139,235	139,210	139,111
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	840,559	669,644	591,426
Total liabilities	28,986,649	27,977,279	25,425,522
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized at March 31, 2019, December 31, 2018 and March 31, 2018; Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at March 31, 2019, December 31, 2018 and March 31, 2018	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at March 31, 2019, December 31, 2018 and March 31, 2018; 56,765,450 shares issued at March 31, 2019, 56,518,119 shares issued at December 31, 2018 and 56,363,786 shares issued at March 31, 2018	56,765	56,518	56,364
Surplus	1,565,185	1,557,984	1,540,673
Treasury stock, at cost, 126,482 shares at March 31, 2019, 110,561 shares at December 31, 2018, and 107,288 shares at March 31, 2018	(6,650)	(5,634)	(5,355)
Retained earnings	1,682,016	1,610,574	1,387,663
Accumulated other comprehensive loss	(50,344)	(76,872)	(73,095)
Total shareholders’ equity	3,371,972	3,267,570	3,031,250
Total liabilities and shareholders’ equity	$32,358,621	$31,244,849	$28,456,772
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	March 31, 2019	March 31, 2018
Interest income
Interest and fees on loans	$296,987	$234,994
Mortgage loans held-for-sale	2,209	2,818
Interest bearing deposits with banks	5,300	2,796
Investment securities	27,956	19,128
Trading account securities	8	14
Federal Home Loan Bank and Federal Reserve Bank stock	1,355	1,298
Brokerage customer receivables	155	157
Total interest income	333,970	261,205
Interest expense
Interest on deposits	60,976	26,549
Interest on Federal Home Loan Bank advances	2,450	3,639
Interest on other borrowings	3,633	1,699
Interest on subordinated notes	1,775	1,773
Interest on junior subordinated debentures	3,150	2,463
Total interest expense	71,984	36,123
Net interest income	261,986	225,082
Provision for credit losses	10,624	8,346
Net interest income after provision for credit losses	251,362	216,736
Non-interest income
Wealth management	23,977	22,986
Mortgage banking	18,158	30,960
Service charges on deposit accounts	8,848	8,857
Gains (losses) on investment securities, net	1,364	(351)
Fees from covered call options	1,784	1,597
Trading (losses) gains, net	(171)	103
Operating lease income, net	10,796	9,691
Other	16,901	11,836
Total non-interest income	81,657	85,679
Non-interest expense
Salaries and employee benefits	125,723	112,436
Equipment	11,770	10,072
Operating lease equipment depreciation	8,319	6,533
Occupancy, net	16,245	13,767
Data processing	7,525	8,493
Advertising and marketing	9,858	8,824
Professional fees	5,556	6,649
Amortization of other intangible assets	2,942	1,004
FDIC insurance	3,576	4,362
OREO expense, net	632	2,926
Other	22,228	19,283
Total non-interest expense	214,374	194,349
Income before taxes	118,645	108,066
Income tax expense	29,499	26,085
Net income	$89,146	$81,981
Preferred stock dividends	2,050	2,050
Net income applicable to common shares	$87,096	$79,931
Net income per common share—Basic	$1.54	$1.42
Net income per common share—Diluted	$1.52	$1.40
Cash dividends declared per common share	$0.25	$0.19
Weighted average common shares outstanding	56,529	56,137
Dilutive potential common shares	699	888
Average common shares and dilutive common shares	57,228	57,025
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Net income	$89,146	$81,981
Unrealized gains (losses) on available-for-sale securities
Before tax	38,275	(36,184)
Tax effect	(10,319)	9,710
Net of tax	27,956	(26,474)
Reclassification of net losses on available-for-sale securities included in net income
Before tax	(67)	(975)
Tax effect	18	262
Net of tax	(49)	(713)
Reclassification of amortization of unrealized net gains (losses) on investment securities transferred to held-to-maturity from available-for-sale
Before tax	144	(4)
Tax effect	(41)	1
Net of tax	103	(3)
Net unrealized gains (losses) on available-for-sale securities	27,902	(25,758)
Unrealized (losses) gains on derivative instruments
Before tax	(4,996)	3,075
Tax effect	1,345	(826)
Net unrealized (losses) gains on derivative instruments	(3,651)	2,249
Foreign currency adjustment
Before tax	2,891	(3,853)
Tax effect	(614)	956
Net foreign currency adjustment	2,277	(2,897)
Total other comprehensive income (loss)	26,528	(26,406)
Comprehensive income	$115,674	$55,575
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at January 1, 2018	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
Cumulative effect adjustment from the adoption of Accounting Standards Update ("ASU"):
ASU 2016-01	—	—	—	—	1,880	(1,880)	—
ASU 2017-12	—	—	—	—	(116)	—	(116)
ASU 2018-02	—	—	—	—	2,974	(2,974)	—
Net income	—	—	—	—	81,981	—	81,981
Other comprehensive loss, net of tax	—	—	—	—	—	(26,406)	(26,406)
Cash dividends declared on common stock, $0.19 per share	—	—	—	—	(10,663)	—	(10,663)
Dividends on preferred stock	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	3,683	—	—	—	3,683
Common stock issued for:
Exercise of stock options and warrants	—	179	7,017	—	—	—	7,196
Restricted stock awards	—	90	(90)	(369)	—	—	(369)
Employee stock purchase plan	—	8	622	—	—	—	630
Director compensation plan	—	19	406	—	—	—	425
Balance at March 31, 2018	$125,000	$56,364	$1,540,673	$(5,355)	$1,387,663	$(73,095)	$3,031,250
Balance at January 1, 2019	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
Cumulative effect adjustment from the adoption of ASU:
ASU 2017-08	—	—	—	—	(1,531)	—	(1,531)
Net income	—	—	—	—	89,146	—	89,146
Other comprehensive income, net of tax	—	—	—	—	—	26,528	26,528
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	(14,123)	—	(14,123)
Dividends on preferred stock	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	3,318	—	—	—	3,318
Common stock issued for:
Exercise of stock options and warrants	—	79	2,864	(575)	—	—	2,368
Restricted stock awards	—	139	(139)	(441)	—	—	(441)
Employee stock purchase plan	—	11	672	—	—	—	683
Director compensation plan	—	18	486	—	—	—	504
Balance at March 31, 2019	$125,000	$56,765	$1,565,185	$(6,650)	$1,682,016	$(50,344)	$3,371,972
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Operating Activities:
Net income	$89,146	$81,981
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	10,624	8,346
Depreciation, amortization and accretion, net	21,197	15,883
Stock-based compensation expense	3,318	3,683
Net amortization of premium on securities	1,367	1,071
Accretion of discount on loans	(5,162)	(4,927)
Mortgage servicing rights fair value change, net	10,741	(2,931)
Originations and purchases of mortgage loans held-for-sale	(678,464)	(778,852)
Proceeds from sales of mortgage loans held-for-sale	705,785	696,336
Bank owned life insurance ("BOLI") income	(1,591)	(714)
Decrease (increase) in trading securities, net	1,133	(687)
Net (increase) decrease in brokerage customer receivables	(1,610)	1,900
Gains on mortgage loans sold	(18,388)	(18,917)
(Gains) losses on investment securities, net	(1,364)	351
(Gains) losses on sales of premises and equipment, net	(5)	25
Net losses on sales and fair value adjustments of other real estate owned	186	2,387
(Increase) decrease in accrued interest receivable and other assets, net	(29,914)	4,434
(Decrease) increase in accrued interest payable and other liabilities, net	(19,314)	12,857
Net Cash Provided by Operating Activities	87,685	22,226
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	168,575	47,463
Proceeds from maturities and calls of held-to-maturity securities	45,173	4,270
Proceeds from sales of available-for-sale securities	263,456	210,891
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	220	—
Purchases of available-for-sale securities	(566,376)	(333,999)
Purchases of held-to-maturity securities	(31,643)	(70,988)
Purchases of equity securities with readily determinable fair value	(11,505)	—
Purchases of equity securities without readily determinable fair value	(623)	(1,801)
Redemption (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock, net	2,341	(14,967)
Distributions from investments in partnerships, net	363	132
Net cash paid in business combinations	—	(18,708)
Proceeds from sales of other real estate owned	2,758	3,679
Net (increase) decrease in interest bearing deposits with banks	(510,517)	81,162
Net increase in loans	(380,214)	(394,433)
Purchases of premises and equipment, net	(13,608)	(11,580)
Net Cash Used for Investing Activities	(1,031,600)	(498,879)
Financing Activities:
Increase in deposit accounts	710,061	95,988
Decrease in subordinated notes and other borrowings, net	(24,463)	(15,631)
Increase in Federal Home Loan Bank advances, net	149,999	355,000
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	4,130	8,251
Common stock repurchases for tax withholdings related to stock-based compensation	(1,016)	(369)
Dividends paid	(16,173)	(12,713)
Net Cash Provided by Financing Activities	822,538	430,526
Net Decrease in Cash and Cash Equivalents	(121,377)	(46,127)
Cash and Cash Equivalents at Beginning of Period	392,200	277,591
Cash and Cash Equivalents at End of Period	$270,823	$231,464
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The interim consolidated financial statements of Wintrust Financial Corporation and Subsidiaries (“Wintrust” or the “Company”) presented herein are unaudited, but in the opinion of management reflect all necessary adjustments of a normal or recurring nature for a fair presentation of results as of the dates and for the periods covered by the interim consolidated financial statements.

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Operating results reported for the period are not necessarily indicative of the results which may be expected for the entire year. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.

The preparation of the financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities. Management believes that the estimates made are reasonable, however, changes in estimates may be required if economic or other conditions develop differently from management’s expectations. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Descriptions of the Company's significant accounting policies are included in Note 1 - “Summary of Significant Accounting Policies” of the 2018 Form 10-K.

(2) Recent Accounting Developments

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

The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify the implementation guidance within ASU No. 2016-02 surrounding narrow aspects of Topic 842, including lessee reassessment of lease classifications, the rate implicit in a lease, lessor reassessment of lease terms and purchase options and variable lease payments that depend on an index or a rate. Also, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” to clarify the implementation guidance within ASU No. 2016-02 surrounding comparative period reporting requirements for initial adoption as well as separating lease and non-lease components in a contract and allocating consideration in the contract to the separate components. Also, in December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” to clarify the implementation guidance within ASU No. 2016-02 surrounding specific aspects of lessor accounting. In March 2019, the FASB issued ASU No. 2019-01, “Codification Improvements to Topic 842, Leases,” to clarify the implementation guidance within ASU No. 2016-02 surrounding aspects of Topic 842, including determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections.

The Company adopted ASU No. 2016-02 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2019. The Company elected an optional transition method to apply the new guidance at the date of adoption (i.e. January 1, 2019) and continue applying current lease accounting guidance for comparative periods (i.e. fiscal periods in 2018). As a result, as of January 1, 2019, the Company recognized a separate lease liability and right of use asset of approximately $199.4 million and $170.6 million, respectively, for leasing arrangements in which the Company is a lessee. The difference in the separate lease liability and right of use asset represents any remaining amounts related to prepayments, payment deferrals and lease incentives as of January 1, 2019. As of March 31, 2019, the separate lease liability and right of use asset was $196.9 million and $165.8 million, respectively. The separate liability and asset are included within accrued interest payable and other liabilities and accrued interest receivable and other assets, respectively, within the Company's Consolidated Statements of Condition. The leasing arrangements requiring recognition on the Consolidated Statements of Condition primarily related to certain banking facilities under operating lease agreements as well as other leasing arrangements in which the Company has the right of use of specific signage related to sponsorships and other agreements and certain automatic teller machines and other equipment. The Company utilized the following other transition elections and practical expedients:

•
For lessee arrangements of certain classes of underlying assets, including banking facilities and equipment, the Company elected the practical expedient to not separate non-lease components from lease components and instead to account for each separate lease and non-lease component as a single lease component.

•
For lessor arrangements that meet certain criteria (leasing of space in owned facilities), the Company elected the practical expedient to account for each separate lease and non-lease component as a single lease component.

•	A package of practical expedients applied to leases existing prior to the effective date that must all be elected together and allow a Company to not reassess:

◦	whether any expiring or existing contracts are or contain a lease;

◦	lease classification for any expired or existing leases; and

◦	whether initial direct costs for any expired or existing leases qualify for capitalization.

•	A practical expedient that permits the Company to continue applying its current policy for accounting for expired or existing land easements.

•
An accounting policy election for short-term leases (i.e. terms of 12 months or less with no purchase option expected to be exercised) to apply accounting similar to ASC 840, specifically to not recognize separate lease liabilities and right of use assets.

As noted above, in accordance with ASU No. 2016-02 and all subsequent updates, the Company recognized a separate lease liability and right of use asset related to leasing arrangements in which the Company is the lessee of the identified asset. These lease arrangements include primarily the use of certain buildings, retail space and office space for the the Company's operations and are considered operating leases. The underlying agreements of these arrangements often require fixed payments on a monthly basis. These fixed payments are included as consideration when measuring the separate lease liability and right of use asset noted above. Other payments are made on a monthly basis for certain items that are considered variable, including payments for insurance, real estate taxes and maintenance. Additionally, underlying agreements often have an initial period of use followed by certain extension periods. The Company considers such extensions for purposes of lease classification and the measurement of the separate lease liability and right of use asset. If the Company is reasonably certain to elect to extend the leasing arrangement, the lease term would include these periods for the purposes noted above. As a lessee, the Company cannot readily determine the rate implicit in the lease. As a result, the Company uses its incremental borrowing rate when measuring the separate lease liability and right of use asset. The Company estimated the incremental borrowing rate as the rate of interest that would be paid to borrow on a collateralized basis over a similar term in a similar economic environment.

The following tables provide a summary of lease costs and future required fixed payments related to the Company's leasing arrangements in which it is the lessee:

Three Months Ended
(Dollars in thousands)	March 31, 2019
Operating lease cost	$6,095
Short-term lease cost	181
Variable lease cost	776
Sublease income	(83)
Total lease cost	$6,969

Cash paid for amounts included in the measurement of operating lease liabilities	$5,763
Weighted average remaining lease term - operating leases	13.8 years
Weighted average discount rate - operating leases	3.96%

(Dollars in thousands)	Payments
Remaining in 2019	$19,657
2020	22,596
2021	20,860
2022	20,104
2023	18,084
2024	17,167
2025 and thereafter	146,202
Total minimum future amounts	$264,670
Impact of measuring the lease liability on a discounted basis	(67,817)
Total lease liability	$196,853

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

The Company has continued its efforts in implementation of ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU. At this time, the Company is finalizing potential accounting policy elections and modeling methodologies for estimating expected credit losses using reasonable and supportable forecast information. Additionally, the Company is utilizing certain historical data and a previously selected platform to build, store, execute and determine the financial impact. Controls and processes are also being designed for the continued implementation process and after the effective date.

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

Amortization of Premium on Certain Debt Securities

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” to amend the amortization period for certain purchased callable debt securities held at a premium. The amortization period for such securities will be shortened to the earliest call date. The Company adopted ASU No. 2017-08 as of January 1, 2019 under a modified retrospective approach. As a result, the Company recognized a cumulative effect adjustment of $1.5 million representing the accelerated amortization of premiums on certain callable debt securities directly to retained earnings on the Company's Consolidated Statements of Condition.

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

Codification Improvements

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-01, ASU No. 2016-13, and ASU No. 2017-12. Amendments related to ASU No. 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and can be early adopted, under a modified retrospective approach, since the Company has already adopted ASU No. 2016-01. Since the Company has not yet adopted ASU No. 2016-13, the effective dates and transition requirements for the amendments related to ASU No. 2019-04 are the same as the effective dates and transition requirements in ASU No. 2016-13 described above. Amendments related to ASU No. 2017-12 are effective as of the beginning of the first annual period beginning after the issuance date of ASU No. 2019-04 and can be early adopted since the Company has already adopted ASU No. 2017-12. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

(3) Business Combinations and Asset Acquisitions

Bank Acquisitions

On December 7, 2018, the Company completed its acquisition of certain assets and the assumption of certain liabilities of American Enterprise Bank ("AEB"). Through this asset acquisition, the Company acquired approximately $164.0 million in assets, including approximately $119.3 million in loans, and approximately $150.8 million in deposits.

On August 1, 2018, the Company completed its acquisition of Chicago Shore Corporation ("CSC"). CSC was the parent company of Delaware Place Bank. Through this business combination, the Company acquired Delaware Place Bank’s one banking location in Chicago, Illinois, approximately $282.8 million in assets, including approximately $152.7 million in loans, and approximately $213.1 million in deposits. Additionally, the Company recorded goodwill of $26.5 million on the acquisition.

Mortgage Banking Acquisitions

On January 4, 2018, the Company acquired iFreedom Direct Corporation DBA Veterans First Mortgage ("Veterans First") with assets including mortgage-servicing-rights on approximately 10,000 loans, totaling an estimated $1.6 billion in unpaid principal balance. The Company recorded goodwill of $9.1 million on the acquisition.

Wealth Management Acquisitions

On December 14, 2018, the Company acquired Elektra Holding Company, LLC ("Elektra"), the parent company of Chicago Deferred Exchange Company, LLC ("CDEC"). CDEC is a provider of Qualified Intermediary services (as defined by U.S. Treasury regulations) for taxpayers seeking to structure tax-deferred like-kind exchanges under Internal Revenue Code Section 1031. CDEC has successfully facilitated more than 8,000 like-kind exchanges in the past decade for taxpayers nationwide. These transactions typically generate customer deposits during the period following the sale of the property until such proceeds are used to purchase a replacement property. The Company recoded goodwill of $37.6 million on the acquisition.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$126,236	$579	$(97)	$126,718
U.S. Government agencies	129,258	1,431	(2)	130,687
Municipal	132,870	3,701	(218)	136,353
Corporate notes:
Financial issuers	97,072	63	(4,802)	92,333
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,677,903	6,041	(27,662)	1,656,282
Collateralized mortgage obligations	42,514	293	(398)	42,409
Total available-for-sale securities	$2,206,853	$12,108	$(33,179)	$2,185,782
Held-to-maturity securities
U.S. Government agencies	$806,293	$1,945	$(14,580)	$793,658
Municipal	245,249	3,669	(881)	248,037
Total held-to-maturity securities	$1,051,542	$5,614	$(15,461)	$1,041,695
Equity securities with readily determinable fair value	$45,915	$2,708	$(970)	$47,653

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$126,199	$391	$(186)	$126,404
U.S. Government agencies	139,420	917	(30)	140,307
Municipal	136,831	2,427	(768)	138,490
Corporate notes:
Financial issuers	97,079	35	(7,069)	90,045
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,641,146	2,510	(57,317)	1,586,339
Collateralized mortgage obligations	43,819	500	(823)	43,496
Total available-for-sale securities	$2,185,494	$6,780	$(66,193)	$2,126,081
Held-to-maturity securities
U.S. Government agencies	$814,864	$1,141	$(28,576)	$787,429
Municipal	252,575	1,100	(5,008)	248,667
Total held-to-maturity securities	$1,067,439	$2,241	$(33,584)	$1,036,096
Equity securities with readily determinable fair value	$34,410	$1,532	$(1,225)	$34,717

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$25,022	$—	$(295)	$24,727
U.S. Government agencies	149,899	—	(563)	149,336
Municipal	120,396	2,218	(856)	121,758
Corporate notes:
Financial issuers	100,294	16	(1,595)	98,715
Other	1,000	—	(1)	999
Mortgage-backed: (1)
Mortgage-backed securities	1,510,421	169	(64,077)	1,446,513
Collateralized mortgage obligations	55,836	7	(2,203)	53,640
Total available-for-sale securities	$1,962,868	$2,410	$(69,590)	$1,895,688
Held-to-maturity securities
U.S. Government agencies	$639,442	$—	$(25,891)	$613,551
Municipal	253,495	939	(5,458)	248,976
Total held-to-maturity securities	$892,937	$939	$(31,349)	$862,527
Equity securities with readily determinable fair value	$34,230	$4,670	$(1,068)	$37,832

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $27.0 million as of March 31, 2019. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company recorded no upward or downward adjustments on such securities in the first quarter of 2019 related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company monitors its equity investments without a readily determinable fair values to identify potential transactions that may indicate an observable price change requiring adjustment to its carrying amount.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity investment securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$24,908	$(97)	$24,908	$(97)
U.S. Government agencies	—	—	208	(2)	208	(2)
Municipal	6,448	(12)	15,087	(206)	21,535	(218)
Corporate notes:
Financial issuers	9,987	(11)	72,283	(4,791)	82,270	(4,802)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	—	—	1,315,030	(27,662)	1,315,030	(27,662)
Collateralized mortgage obligations	—	—	13,708	(398)	13,708	(398)
Total available-for-sale securities	$16,435	$(23)	$1,441,224	$(33,156)	$1,457,659	$(33,179)
Held-to-maturity securities
U.S. Government agencies	$—	$—	$403,196	$(14,580)	$403,196	$(14,580)
Municipal	7,951	(111)	50,196	(770)	58,147	(881)
Total held-to-maturity securities	$7,951	$(111)	$453,392	$(15,350)	$461,343	$(15,461)

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

The Company does not consider securities with unrealized losses at March 31, 2019 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily mortgage-backed securities, U.S. Government agency securities and corporate notes.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Realized gains on investment securities	$17	$—
Realized losses on investment securities	(84)	(975)
Net realized losses on investment securities	(67)	$(975)
Unrealized gains on equity securities with readily determinable fair value	1,431	1,873
Unrealized losses on equity securities with readily determinable fair value	—	(843)
Net unrealized gains on equity securities with readily determinable fair value	1,431	1,030
Upward adjustments of equity securities without readily determinable fair values	—	131
Downward adjustments of equity securities without readily determinable fair values	—	—
Impairment of equity securities without readily determinable fair values	—	(537)
Adjustment and impairment, net, of equity securities without readily determinable fair values	—	(406)
Other than temporary impairment charges	—	—
Gains (losses) on investment securities, net	$1,364	$(351)
Proceeds from sales of available-for-sale securities	$263,456	$210,891
Proceeds from sales of equity securities with readily determinable fair value	—	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	220	—

During the three months ended March 31, 2019, the Company recorded no of impairment of equity securities without readily determinable fair values. The Company conducts a quarterly assessment of its equity securities without a readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of March 31, 2019, December 31, 2018 and March 31, 2018, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$68,996	$69,060	$82,206	$82,153	$180,899	$180,333
Due in one to five years	171,058	172,673	168,855	169,307	90,073	89,953
Due in five to ten years	116,901	113,825	121,129	115,206	116,909	116,517
Due after ten years	129,481	131,533	128,339	129,580	8,730	8,732
Mortgage-backed	1,720,417	1,698,691	1,684,965	1,629,835	1,566,257	1,500,153
Total available-for-sale securities	$2,206,853	$2,185,782	$2,185,494	$2,126,081	$1,962,868	$1,895,688
Held-to-maturity securities
Due in one year or less	$9,134	$9,112	$10,009	$9,979	$3,786	$3,775
Due in one to five years	27,477	27,539	29,436	28,995	34,495	33,994
Due in five to ten years	301,971	302,066	295,897	290,206	210,705	205,823
Due after ten years	712,960	702,978	732,097	706,916	643,951	618,935
Total held-to-maturity securities	$1,051,542	$1,041,695	$1,067,439	$1,036,096	$892,937	$862,527

Securities having a fair value of $1.7 billion at March 31, 2019 as well as securities having a fair value of $1.7 billion and $1.5 billion at December 31, 2018 and March 31, 2018, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At March 31, 2019, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Balance:
Commercial	$7,994,191	$7,828,538	$7,060,871
Commercial real estate	6,973,505	6,933,252	6,633,520
Home equity	528,448	552,343	626,547
Residential real estate	1,053,524	1,002,464	869,104
Premium finance receivables—commercial	2,988,788	2,841,659	2,576,150
Premium finance receivables—life insurance	4,555,369	4,541,794	4,189,961
Consumer and other	120,804	120,641	105,981
Total loans, net of unearned income	$24,214,629	$23,820,691	$22,062,134
Mix:
Commercial	33%	33%	32%
Commercial real estate	29	29	30
Home equity	2	2	3
Residential real estate	4	4	4
Premium finance receivables—commercial	12	12	12
Premium finance receivables—life insurance	19	19	19
Consumer and other	1	1	—
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $110.0 million at March 31, 2019, $112.9 million at December 31, 2018 and $85.4 million at March 31, 2018.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $6.4 million at March 31, 2019, $4.5 million at December 31, 2018 and $9.4 million at March 31, 2018. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition - PCI Loans” below.

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

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

PCI loans	$334,654	$313,221	$341,555	$318,394

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at March 31, 2019.

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

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Accretable yield, beginning balance	$34,876	$36,565
Acquisitions	—	—
Accretable yield amortized to interest income	(3,829)	(4,619)
Reclassification from non-accretable difference (1)	1,574	1,556
Increases in interest cash flows due to payments and changes in interest rates	1,471	2,190
Accretable yield, ending balance	$34,092	$35,692

(1)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $3.8 million and $4.6 million in the first quarter of 2019 and 2018, respectively. These amounts are included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at March 31, 2019, December 31, 2018 and March 31, 2018:

As of March 31, 2019		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$38,858	$—	$1,787	$38,094	$5,172,214	$5,250,953
Franchise	15,799	—	—	534	863,573	879,906
Mortgage warehouse lines of credit	—	—	—	—	174,284	174,284
Asset-based lending	1,135	—	—	7,821	1,031,878	1,040,834
Leases	—	—	—	2,796	620,088	622,884
PCI - commercial (1)	—	2,499	—	455	22,376	25,330
Total commercial	55,792	2,499	1,787	49,700	7,884,413	7,994,191
Commercial real estate:
Construction	1,030	—	496	3,877	798,266	803,669
Land	54	—	—	3,888	143,759	147,701
Office	4,482	—	—	3,364	918,529	926,375
Industrial	267	—	1,039	10,643	953,011	964,960
Retail	7,645	—	—	8,149	879,473	895,267
Multi-family	303	—	187	675	1,116,220	1,117,385
Mixed use and other	2,152	—	1,084	17,243	1,987,008	2,007,487
PCI - commercial real estate (1)	—	4,265	2,806	7,033	96,557	110,661
Total commercial real estate	15,933	4,265	5,612	54,872	6,892,823	6,973,505
Home equity	7,885	—	810	4,315	515,438	528,448
Residential real estate, including PCI	15,879	1,481	509	11,112	1,024,543	1,053,524
Premium finance receivables
Commercial insurance loans	14,797	6,558	5,628	20,767	2,941,038	2,988,788
Life insurance loans	—	168	4,788	35,046	4,349,597	4,389,599
PCI - life insurance loans (1)	—	—	—	—	165,770	165,770
Consumer and other, including PCI	326	280	47	350	119,801	120,804
Total loans, net of unearned income	$110,612	$15,251	$19,181	$176,162	$23,893,423	$24,214,629

As of December 31, 2018		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$34,298	$—	$1,451	$21,618	$5,062,729	$5,120,096
Franchise	16,051	—	—	8,738	924,190	948,979
Mortgage warehouse lines of credit	—	—	—	—	144,199	144,199
Asset-based lending	635	—	200	3,156	1,022,065	1,026,056
Leases	—	—	—	1,250	564,430	565,680
PCI - commercial (1)	—	3,313	—	99	20,116	23,528
Total commercial	50,984	3,313	1,651	34,861	7,737,729	7,828,538
Commercial real estate
Construction	1,554	—	—	9,424	749,846	760,824
Land	107	—	170	107	141,097	141,481
Office	3,629	—	877	5,077	929,739	939,322
Industrial	285	—	—	16,596	885,367	902,248
Retail	10,753	—	1,890	1,729	878,106	892,478
Multi-family	311	—	77	5,575	970,597	976,560
Mixed use and other	2,490	—	1,617	8,983	2,192,105	2,205,195
PCI - commercial real estate (1)	—	6,241	6,195	4,075	98,633	115,144
Total commercial real estate	19,129	6,241	10,826	51,566	6,845,490	6,933,252
Home equity	7,147	—	131	3,105	541,960	552,343
Residential real estate, including PCI	16,383	1,292	1,692	6,171	976,926	1,002,464
Premium finance receivables
Commercial insurance loans	11,335	7,799	11,382	15,085	2,796,058	2,841,659
Life insurance loans	—	—	8,407	24,628	4,340,856	4,373,891
PCI - life insurance loans (1)	—	—	—	—	167,903	167,903
Consumer and other, including PCI	348	227	87	733	119,246	120,641
Total loans, net of unearned income	$105,326	$18,872	$34,176	$136,149	$23,526,168	$23,820,691

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2018		90+ days and still accruing	60-89 days past due	30-59 days past due
(Dollars in thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$10,051	$—	$594	$31,475	$4,518,760	$4,560,880
Franchise	2,401	—	44	1,203	931,710	935,358
Mortgage warehouse lines of credit	—	—	—	5,771	157,699	163,470
Asset-based lending	1,194	—	47	12,611	963,883	977,735
Leases	361	—	—	3,170	410,667	414,198
PCI - commercial (1)	—	856	86	3	8,285	9,230
Total commercial	14,007	856	771	54,233	6,991,004	7,060,871
Commercial real estate:
Construction	3,139	—	—	9,576	802,921	815,636
Land	182	—	—	4,527	117,981	122,690
Office	474	—	925	11,466	878,206	891,071
Industrial	1,427	—	823	5,027	898,867	906,144
Retail	12,274	—	—	4,785	878,563	895,622
Multi-family	19	—	—	328	931,008	931,355
Mixed use and other	4,310	—	192	13,626	1,937,328	1,955,456
PCI - commercial real estate (1)	—	3,107	1,623	9,134	101,682	115,546
Total commercial real estate	21,825	3,107	3,563	58,469	6,546,556	6,633,520
Home equity	9,828	—	1,505	4,033	611,181	626,547
Residential real estate, including PCI	17,214	1,437	229	8,808	841,416	869,104
Premium finance receivables
Commercial insurance loans	17,342	8,547	6,543	17,756	2,525,962	2,576,150
Life insurance loans	—	—	5,125	11,420	3,986,181	4,002,726
PCI - life insurance loans (1)	—	—	—	—	187,235	187,235
Consumer and other, including PCI	720	269	216	291	104,485	105,981
Total loans, net of unearned income	$80,936	$14,216	$17,952	$155,010	$21,794,020	$22,062,134

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

If, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, a specific impairment reserve is established. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, per the most recent analysis at March 31, 2019, December 31, 2018 and March 31, 2018:

	Performing			Non-performing			Total
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	March 31, 2019	December 31, 2018	March 31, 2018	March 31, 2019	December 31, 2018	March 31, 2018
Loan Balances:
Commercial
Commercial, industrial and other	$5,212,095	$5,085,798	$4,550,829	$38,858	$34,298	$10,051	$5,250,953	$5,120,096	$4,560,880
Franchise	864,107	932,928	932,957	15,799	16,051	2,401	879,906	948,979	935,358
Mortgage warehouse lines of credit	174,284	144,199	163,470	—	—	—	174,284	144,199	163,470
Asset-based lending	1,039,699	1,025,421	976,541	1,135	635	1,194	1,040,834	1,026,056	977,735
Leases	622,884	565,680	413,837	—	—	361	622,884	565,680	414,198
PCI - commercial (1)	25,330	23,528	9,230	—	—	—	25,330	23,528	9,230
Total commercial	7,938,399	7,777,554	7,046,864	55,792	50,984	14,007	7,994,191	7,828,538	7,060,871
Commercial real estate
Construction	802,639	759,270	812,497	1,030	1,554	3,139	803,669	760,824	815,636
Land	147,647	141,374	122,508	54	107	182	147,701	141,481	122,690
Office	921,893	935,693	890,597	4,482	3,629	474	926,375	939,322	891,071
Industrial	964,693	901,963	904,717	267	285	1,427	964,960	902,248	906,144
Retail	887,622	881,725	883,348	7,645	10,753	12,274	895,267	892,478	895,622
Multi-family	1,117,082	976,249	931,336	303	311	19	1,117,385	976,560	931,355
Mixed use and other	2,005,335	2,202,705	1,951,146	2,152	2,490	4,310	2,007,487	2,205,195	1,955,456
PCI - commercial real estate(1)	110,661	115,144	115,546	—	—	—	110,661	115,144	115,546
Total commercial real estate	6,957,572	6,914,123	6,611,695	15,933	19,129	21,825	6,973,505	6,933,252	6,633,520
Home equity	520,563	545,196	616,719	7,885	7,147	9,828	528,448	552,343	626,547
Residential real estate, including PCI	1,037,615	986,081	851,890	15,909	16,383	17,214	1,053,524	1,002,464	869,104
Premium finance receivables
Commercial insurance loans	2,967,433	2,822,525	2,550,261	21,355	19,134	25,889	2,988,788	2,841,659	2,576,150
Life insurance loans	4,389,431	4,373,891	4,002,726	168	—	—	4,389,599	4,373,891	4,002,726
PCI - life insurance loans (1)	165,770	167,903	187,235	—	—	—	165,770	167,903	187,235
Consumer and other, including PCI	120,260	120,184	105,054	544	457	927	120,804	120,641	105,981
Total loans, net of unearned income	$24,097,043	$23,707,457	$21,972,444	$117,586	$113,234	$89,690	$24,214,629	$23,820,691	$22,062,134

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio for the three months ended March 31, 2019 and 2018 is as follows:

Three months ended March 31, 2019		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(Dollars in thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$67,826	$60,267	$8,507	$7,194	$7,715	$1,261	$152,770
Other adjustments	—	(24)	(7)	(7)	11	—	(27)
Reclassification from allowance for unfunded lending-related commitments	—	(16)	—	—	—	—	(16)
Charge-offs	(503)	(3,734)	(88)	(3)	(2,210)	(102)	(6,640)
Recoveries	318	480	62	29	556	56	1,501
Provision for credit losses	6,997	877	153	417	2,147	33	10,624
Allowance for loan losses at period end	$74,638	$57,850	$8,627	$7,630	$8,219	$1,248	$158,212
Allowance for unfunded lending-related commitments at period end	$—	$1,410	$—	$—	$—	$—	$1,410
Allowance for credit losses at period end	$74,638	$59,260	$8,627	$7,630	$8,219	$1,248	$159,622
Individually evaluated for impairment	$11,858	$517	$796	$302	$—	$133	$13,606
Collectively evaluated for impairment	62,317	58,623	7,831	7,267	8,219	1,115	145,372
Loans acquired with deteriorated credit quality	463	120	—	61	—	—	644
Loans at period end
Individually evaluated for impairment	$75,442	$30,300	$15,779	$22,464	$—	$376	$144,361
Collectively evaluated for impairment	7,893,419	6,832,544	512,669	921,204	7,378,387	117,753	23,655,976
Loans acquired with deteriorated credit quality	25,330	110,661	—	8,785	165,770	2,675	313,221
Loans held at fair value	—	—	—	101,071	—	—	101,071

Three months ended March 31, 2018	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(Dollars in thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Other adjustments	(1)	(24)	—	(3)	(12)	—	(40)
Reclassification from allowance for unfunded lending-related commitments	—	26	—	—	—	—	26
Charge-offs	(2,687)	(813)	(357)	(571)	(4,721)	(129)	(9,278)
Recoveries	262	1,687	123	40	385	47	2,544
Provision for credit losses	2,251	1,378	(399)	124	4,835	157	8,346
Allowance for loan losses at period end	$57,636	$57,481	$9,860	$6,278	$7,333	$915	$139,503
Allowance for unfunded lending-related commitments at period end	$—	$1,243	$—	$—	$—	$—	$1,243
Allowance for credit losses at period end	$57,636	$58,724	$9,860	$6,278	$7,333	$915	$140,746
Individually evaluated for impairment	$2,344	$3,611	$749	$148	$—	$25	$6,877
Collectively evaluated for impairment	54,789	55,042	9,111	6,029	7,333	890	133,194
Loans acquired with deteriorated credit quality	503	71	—	101	—	—	675
Loans at period end
Individually evaluated for impairment	$33,810	$38,237	$10,102	$20,558	$—	$748	$103,455
Collectively evaluated for impairment	7,017,831	6,479,737	616,445	768,859	6,578,876	103,224	21,564,972
Loans acquired with deteriorated credit quality	9,230	115,546	—	11,725	187,235	2,009	325,745
Loans held at fair value	—	—	—	67,962	—	—	67,962

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$72,539	$60,219	$37,572
Impaired loans with no allowance for loan loss required	71,579	67,050	65,559
Total impaired loans (2)	$144,118	$127,269	$103,131
Allowance for loan losses related to impaired loans	$13,599	$11,437	$6,863
TDRs	$88,362	$66,102	$47,676

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class for the periods ended as follows:

				For the Three Months Ended
	As of March 31, 2019			March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$33,360	$33,623	$6,919	$33,641	$656
Franchise	15,776	16,256	4,702	15,855	243
Asset-based lending	331	331	237	335	7
Leases	1,691	1,691	—	1,701	21
Commercial real estate
Construction	—	—	—	—	—
Land	45	45	9	45	1
Office	3,055	3,120	149	3,070	35
Industrial	—	—	—	—	—
Retail	5,114	5,114	41	5,116	51
Multi-family	1,185	1,185	30	1,185	12
Mixed use and other	1,082	1,118	281	1,085	13
Home equity	6,316	6,694	796	6,335	60
Residential real estate	4,390	4,664	302	4,403	42
Consumer and other	194	241	133	195	3
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$17,411	$20,125	$—	$17,481	$316
Franchise	5,145	5,147	—	5,147	101
Asset-based lending	934	1,332	—	1,120	24
Leases	794	831	—	810	13
Commercial real estate
Construction	2,146	2,671	—	2,496	33
Land	3,285	3,380	—	3,301	47
Office	1,991	2,006	—	1,993	29
Industrial	295	432	—	304	7
Retail	8,059	11,405	—	10,198	150
Multi-family	303	403	—	306	3
Mixed use and other	3,496	3,812	—	3,528	58
Home equity	9,463	12,658	—	9,560	155
Residential real estate	18,075	20,823	—	18,098	225
Consumer and other	182	276	—	184	3
Total impaired loans, net of unearned income	$144,118	$159,383	$13,599	$147,492	$2,308

				For the Twelve Months Ended
	As of December 31, 2018			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$16,703	$17,029	$4,866	$17,868	$1,181
Franchise	16,021	16,256	1,375	16,221	909
Asset-based lending	557	557	317	689	50
Leases	1,730	1,730	—	1,812	91
Commercial real estate
Construction	1,554	1,554	550	1,554	76
Land	—	—	—	—	—
Office	573	638	21	587	25
Industrial	—	—	—	—	—
Retail	14,633	14,633	3,413	14,694	676
Multi-family	—	—	—	—	—
Mixed use and other	1,188	1,221	293	1,354	66
Home equity	3,133	3,470	282	3,165	131
Residential real estate	4,011	4,263	204	4,056	159
Consumer and other	116	129	116	119	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$18,314	$21,501	$—	$20,547	$1,143
Franchise	5,152	5,154	—	5,320	403
Asset-based lending	207	601	—	569	51
Leases	845	879	—	936	56
Commercial real estate
Construction	1,117	1,117	—	1,218	52
Land	3,396	3,491	—	3,751	198
Office	3,629	3,642	—	3,651	184
Industrial	322	450	—	363	30
Retail	1,592	1,945	—	1,699	110
Multi-family	1,498	1,595	—	1,529	55
Mixed use and other	3,522	3,836	—	3,611	227
Home equity	9,122	12,383	—	9,323	564
Residential real estate	18,053	20,765	—	18,552	883
Consumer and other	281	407	—	293	20
Total impaired loans, net of unearned income	$127,269	$139,246	$11,437	$133,481	$7,347

				For the Three Months Ended
	As of March 31, 2018			March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,521	$5,587	$1,738	$5,607	$83
Franchise	—	—	—	—	—
Asset-based lending	1,107	1,107	475	1,166	20
Leases	2,213	2,221	131	2,247	27
Commercial real estate
Construction	3,097	3,897	599	3,097	50
Land	1,500	1,500	3	1,567	17
Office	1,479	2,078	73	1,483	24
Industrial	63	172	1	63	2
Retail	15,347	15,415	2,512	15,315	166
Multi-family	1,234	1,277	21	1,254	12
Mixed use and other	2,036	2,281	388	2,054	30
Home equity	1,697	1,889	749	1,699	19
Residential real estate	2,253	2,956	148	2,258	33
Consumer and other	25	27	25	25	—
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$5,480	$6,777	$—	$5,650	$109
Franchise	18,657	18,661	—	18,675	239
Asset-based lending	86	231	—	182	3
Leases	746	746	—	754	11
Commercial real estate
Construction	1,363	1,364	—	1,364	15
Land	2,329	2,434	—	2,339	31
Office	59	754	—	61	11
Industrial	1,427	1,485	—	1,430	20
Retail	2,695	2,992	—	2,710	58
Multi-family	—	84	—	—	1
Mixed use and other	5,284	5,981	—	5,340	80
Home equity	8,405	12,535	—	8,255	151
Residential real estate	18,305	20,983	—	18,630	222
Consumer and other	723	870	—	726	12
Total impaired loans, net of unearned income	$103,131	$116,304	$6,863	$103,951	$1,446

TDRs

At March 31, 2019, the Company had $88.4 million in loans modified in TDRs. The $88.4 million in TDRs represents 163 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at March 31, 2019 and approximately $6.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended March 31, 2019 and 2018, the Company recorded $34,000 and $21,000, respectively, of interest income, which was reflected as a decrease in impairment.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At March 31, 2019, the Company had $4.2 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $14.2 million and $11.4 million at March 31, 2019 and 2018, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three months ended March 31, 2019 and 2018, respectively, which represent TDRs:

Three months ended March 31, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	8	$18,854	1	$432	—	$—	7	$18,422	—	$—
Asset-based lending	1	76	1	76	—	—	—	—	—	—
Commercial real estate
Mixed use and other	1	302	—	—	—	—	1	302	—	—
Residential real estate and other	20	4,486	20	4,486	6	1,547	—	—	—	—
Total loans	30	$23,718	22	$4,994	6	$1,547	8	$18,724	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Three months ended March 31, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	1	$96	1	$96	—	$—	—	$—	—	$—
Commercial real estate
Office	1	59	1	59	—	—	—	—	—	—
Mixed use and other	—	—	—	—	—	—	—	—	—	—
Residential real estate and other	5	835	5	835	2	111	—	—	—	—
Total loans	7	$990	7	$990	2	$111	—	$—	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended March 31, 2019, 30 loans totaling $23.7 million were determined to be TDRs, compared to seven loans totaling $990,000 during the three months ended March 31, 2018. Of these loans extended at below market terms, the weighted average extension had a term of approximately 12 months during the quarter ended March 31, 2019 compared to 74 months for the quarter ended March 31, 2018. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 211 basis points and 287 basis points during the three months ended March 31, 2019 and 2018, respectively. Interest-only payment terms were approximately three months during the three months ended March 31, 2019. Additionally, no principal balances were forgiven in the first quarter of 2019 and 2018.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended March 31, 2019 and 2018, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of March 31, 2019		Three Months Ended March 31, 2019		As of March 31, 2018		Three Months Ended March 31, 2018
	Total (1)(3)		Payments in Default (2)(3)		Total (1)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	11	$32,199	1	$77	5	$3,776	5	$3,776
Franchise	3	5,157	—	—	—	—	—	—
Asset-based lending	2	206	2	206	—	—	—	—
Leases	1	239	—	—	3	16,256	—	—
Commercial real estate
Office	—	—	—	—	1	59	—	—
Mixed use and other	3	757	3	757	—	—	—	—
Residential real estate and other	74	13,411	9	1,759	15	3,711	5	2,551
Total loans	94	$51,969	15	$2,799	24	$23,802	10	$6,327

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2019	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	March 31, 2019
Community banking	$465,085	$—	$—	$37	$465,122
Specialty finance	38,343	—	—	480	38,823
Wealth management	69,713	—	—	—	69,713
Total	$573,141	$—	$—	$517	$573,658

The community banking segment's goodwill increased $37,000 in the first quarter of 2019 primarily as a result of a purchase accounting adjustment related to the acquisition of Delaware Place Bank. The specialty finance segment's goodwill increased $480,000 in the first quarter of 2019 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2018, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. At December 31, 2018, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management segments and determined that no impairment existed at that time. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of March 31, 2019, the Company identified no such indicators of goodwill impairment within the community banking, specialty finance and wealth management segments.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of March 31, 2019 is as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$55,447	$55,366	$37,272
Accumulated amortization	(31,022)	(29,406)	(26,280)
Net carrying amount	$24,425	$25,960	$10,992
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$30,225	$31,760	$16,792
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,961	$1,958	$1,967
Accumulated amortization	(1,468)	(1,436)	(1,335)
Net carrying amount	$493	$522	$632
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$7,940
Accumulated amortization	(4,582)	(3,288)	(2,951)
Net carrying amount	$15,848	$17,142	$4,989
Total intangible assets:
Gross carrying amount	$83,638	$83,554	$52,979
Accumulated amortization	(37,072)	(34,130)	(30,566)
Total intangible assets, net	$46,566	$49,424	$22,413

Estimated amortization
Actual in three months ended March 31, 2019	$2,942
Estimated remaining in 2019	8,414
Estimated—2020	9,595
Estimated—2021	6,385
Estimated—2022	4,957
Estimated—2023	3,630

The core deposit intangibles recognized in connection with prior bank acquisitions are amortized over a ten-year period on an accelerated basis. The customer list intangibles recognized in connection with the purchase of life insurance premium finance assets in 2009 are being amortized over an 18-year period on an accelerated basis. The customer list and other intangibles recognized in connection with prior acquisitions within the wealth management segment are being amortized over a period of up to ten years on a straight-line basis. Indefinite-lived intangible assets consist of certain trade and domain names recognized in connection with the Veterans First acquisition. As indefinite-lived intangible assets are not amortized, the Company assesses impairment on at least an annual basis.

Total amortization expense associated with finite-lived intangibles totaled approximately $2.9 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of the period	$75,183	$33,676
Additions from loans sold with servicing retained	6,580	4,159
Additions from acquisitions	—	13,806
Estimate of changes in fair value due to:
Payoffs and paydowns	(1,997)	(1,202)
Changes in valuation inputs or assumptions	(8,744)	4,133
Fair value at end of the period	$71,022	$54,572
Unpaid principal balance of mortgage loans serviced for others	$7,014,269	$4,795,335

The Company recognizes MSR assets upon the sale of residential real estate loans to external third parties when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The initial recognition of MSR assets from loans sold with servicing retained and subsequent changes in fair value of all MSRs are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans. The Company did not specifically hedge the value of its MSRs during the first quarter of 2019 and 2018.

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

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Balance:
Non-interest bearing	$6,353,456	$6,569,880	$6,612,319
NOW and interest bearing demand deposits	2,948,576	2,897,133	2,315,122
Wealth management deposits	3,328,781	2,996,764	2,495,134
Money market	6,093,596	5,704,866	4,617,122
Savings	2,729,626	2,665,194	2,901,504
Time certificates of deposit	5,350,707	5,260,841	4,338,126
Total deposits	$26,804,742	$26,094,678	$23,279,327
Mix:
Non-interest bearing	24%	25%	28%
NOW and interest bearing demand deposits	11	11	10
Wealth management deposits	12	12	11
Money market	23	22	20
Savings	10	10	12
Time certificates of deposit	20	20	19
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC ("Wintrust Investments"), CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
FHLB advances	$576,353	$426,326	$915,000
Other borrowings:
Notes payable	139,119	144,461	33,727
Short-term borrowings	16,212	50,593	17,977
Other	47,394	47,722	48,742
Secured borrowings	169,469	151,079	146,646
Total other borrowings	372,194	393,855	247,092
Subordinated notes	139,235	139,210	139,111
Total FHLB advances, other borrowings and subordinated notes	$1,087,782	$959,391	$1,301,203

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At March 31, 2019, the Company had a notes payable balance of $139.1 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. At March 31, 2019, the Company had no outstanding balance under the Revolving Credit Facility. As no outstanding balance exists on the Revolving Credit Facility, unamortized costs paid by the Company in relation to the issuance of this debt are classified in other assets on the Consolidated Statements of Condition.
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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At March 31, 2019, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

In connection with the establishment of the Credit Agreement, all outstanding notes payable under a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014 (as subsequently amended) were paid in full. This loan agreement consisted of a term facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility. The Company had a balance under this loan agreement of $33.7 million at March 31, 2018.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $16.2 million at March 31, 2019 compared to $50.6 million at December 31, 2018 and $18.0 million at March 31, 2018. At March 31, 2019, December 31, 2018 and March 31, 2018, securities sold under repurchase agreements represent $16.2 million, $50.6 million and $18.0 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of March 31, 2019, the Company had pledged securities related to its customer balances in sweep accounts of $53.3 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of March 31, 2019 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(Dollars in thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
U.S. Government agencies	$—
Mortgage-backed securities	38,942
Held-to-maturity securities pledged
U.S. Government agencies	14,400
Total collateral pledged	$53,342
Excess collateral	37,130
Securities sold under repurchase agreements	$16,212

Other Borrowings

Other borrowings at March 31, 2019 represent a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company. At March 31, 2019, the Fixed-Rate Promissory Note had a balance of $47.4 million compared to $47.7 million at December 31, 2018 and $48.7 million at March 31, 2018. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At March 31, 2019, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at March 31, 2019 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. In February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At March 31, 2019, the translated balance of the secured borrowing totaled $157.2 million compared to $139.3 million at December 31, 2018 and $131.7 million at March 31, 2018. Additionally, the interest rate under the Receivables Purchase Agreement at March 31, 2019 was 2.9398%. The remaining $12.3 million within secured borrowings at March 31, 2019 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At March 31, 2019, the Company had outstanding subordinated notes totaling $139.2 million compared to $139.2 million and $139.1 million outstanding at December 31, 2018 and March 31, 2018, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

(12) Junior Subordinated Debentures

As of March 31, 2019, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of March 31, 2019. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 3/31/2019	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	6.04%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	5.39%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	5.19%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	4.56%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	4.04%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	4.24%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	5.74%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	5.74%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	5.59%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	4.36%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	4.23%	06/2007	09/2037	06/2012
Total			$253,566		4.82%
The junior subordinated debentures totaled $253.6 million at March 31, 2019, December 31, 2018 and March 31, 2018.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At March 31, 2019, the weighted average contractual interest rate on the junior subordinated debentures was 4.82%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At March 31, 2019, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(13) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended
Revenue from contracts with customers	Location in income statement	March 31, 2019	March 31, 2018
Brokerage and insurance product commissions	Wealth management	$4,516	$6,031
Trust	Wealth management	5,327	3,417
Asset management	Wealth management	14,134	13,538
Total wealth management		23,977	22,986
Mortgage broker fees	Mortgage banking	182	279
Service charges on deposit accounts	Service charges on deposit accounts	8,848	8,857
Administrative services	Other non-interest income	1,030	1,061
Card related fees	Other non-interest income	2,556	2,139
Other deposit related fees	Other non-interest income	2,789	2,858
Total revenue from contracts with customers		$39,382	$38,180

Wealth Management Revenue

Wealth management revenue is comprised of brokerage and insurance product commissions, managed money fees and trust and asset management revenue of the Company's four wealth management subsidiaries: Wintrust Investments, Great Lakes Advisors, LLC ("GLA"), The Chicago Trust Company, N.A. ("CTC") and CDEC. All wealth management revenue is recognized in the wealth management segment.

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Contract assets	$—	$—	$—

Contract liabilities	$1,639	$1,727	$1,614

Mortgage broker fees receivable	$34	$44	$20
Administrative services receivable	147	275	—
Wealth management receivable	10,397	13,610	8,111
Card related fees receivable	385	—	320
Total receivables from contracts with customer	$10,963	$13,929	$8,451

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $92,000 for the three months ended March 31, 2019 and 2018, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated remaining in 2019	$671
Estimated—2020	369
Estimated—2021	303
Estimated—2022	153
Estimated—2023	143
Estimated—2024	—
Total	$1,639

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

The segment financial information provided in the following tables has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the segments are substantially similar to those described in “Summary of Significant Accounting Policies” in Note 1 of the Company’s 2018 Form 10-K. The Company evaluates segment performance based on after-tax profit or loss and other appropriate profitability measures common to each segment.

The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	March 31, 2019	March 31, 2018
Net interest income:
Community Banking	$211,424	$183,254	$28,170	15%
Specialty Finance	37,706	32,912	4,794	15
Wealth Management	7,502	4,441	3,061	69
Total Operating Segments	256,632	220,607	36,025	16
Intersegment Eliminations	5,354	4,475	879	20
Consolidated net interest income	$261,986	$225,082	$36,904	16%
Non-interest income:
Community Banking	$48,267	$56,547	$(8,280)	(15)%
Specialty Finance	19,606	15,725	3,881	25
Wealth Management	25,035	22,958	2,077	9
Total Operating Segments	92,908	95,230	(2,322)	(2)
Intersegment Eliminations	(11,251)	(9,551)	(1,700)	(18)
Consolidated non-interest income	$81,657	$85,679	$(4,022)	(5)%
Net revenue:
Community Banking	$259,691	$239,801	$19,890	8%
Specialty Finance	57,312	48,637	8,675	18
Wealth Management	32,537	27,399	5,138	19
Total Operating Segments	349,540	315,837	33,703	11
Intersegment Eliminations	(5,897)	(5,076)	(821)	(16)
Consolidated net revenue	$343,643	$310,761	$32,882	11%
Segment profit:
Community Banking	$60,326	$57,280	$3,046	5%
Specialty Finance	21,848	20,000	1,848	9
Wealth Management	6,972	4,701	2,271	48
Consolidated net income	$89,146	$81,981	$7,165	9%
Segment assets:
Community Banking	$25,997,025	$23,213,499	$2,783,526	12%
Specialty Finance	5,234,210	4,568,906	665,304	15
Wealth Management	1,127,386	674,367	453,019	67
Consolidated total assets	$32,358,621	$28,456,772	$3,901,849	14%

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

The derivative financial instruments currently used by the Company to manage its exposure to interest rate risk include: (1) interest rate swaps and collars to manage the interest rate risk of certain fixed and variable rate assets and variable rate liabilities; (2) interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market; (3) forward commitments for the future delivery of such mortgage loans to protect the Company from adverse changes in interest rates and corresponding changes in the value of mortgage loans held-for-sale; and (4) covered call options to economically hedge specific investment securities and receive fee income effectively enhancing the overall yield on such securities to compensate for net interest margin compression. The Company also enters into derivatives (typically interest rate swaps) with certain qualified borrowers to facilitate the borrowers’ risk management strategies and concurrently enters into mirror-image derivatives with a third party counterparty, effectively making a market in the derivatives for such borrowers. Additionally, the Company enters into foreign currency contracts to manage foreign exchange risk associated with certain foreign currency denominated assets.

The Company recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The Company records derivative assets and derivative liabilities on the Consolidated Statements of Condition within accrued interest receivable and other assets and accrued interest payable and other liabilities, respectively. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ equity as a component of accumulated other comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge.

Changes in fair values of derivatives accounted for as fair value hedges are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivative financial instruments accounted for as cash flow hedges are recorded as a component of accumulated other comprehensive income or loss, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings. Changes in fair values of derivative financial instruments not designated in a hedging relationship pursuant to ASC 815 are reported in non-interest income during the period of the change. Derivative financial instruments are valued by a third party and are corroborated by comparison with valuations provided by the respective counterparties. Fair values of certain mortgage banking derivatives (interest rate lock commitments and forward commitments to sell mortgage loans) are estimated based on changes in mortgage interest rates from the date of the loan commitment. The fair value of foreign currency derivatives is computed based on changes in foreign currency rates stated in the contract compared to those prevailing at the measurement date.

The table below presents the fair value of the Company’s derivative financial instruments as of March 31, 2019, December 31, 2018 and March 31, 2018:

	Derivative Assets			Derivative Liabilities
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	March 31, 2019	December 31, 2018	March 31, 2018
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$3,353	$6,270	$15,012	$2,589	$1,656	$35
Interest rate derivatives designated as Fair Value Hedges	1,260	2,636	4,962	3,167	1,756	—
Total derivatives designated as hedging instruments under ASC 815	$4,613	$8,906	$19,974	$5,756	$3,412	$35
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$63,704	$59,519	$52,996	$63,536	$59,159	$52,408
Interest rate lock commitments	4,387	3,405	5,449	—	2,694	1,207
Forward commitments to sell mortgage loans	2,416	—	3	4,180	1,486	1,464
Foreign exchange contracts	384	1,342	538	396	1,337	585
Total derivatives not designated as hedging instruments under ASC 815	$70,891	$64,266	$58,986	$68,112	$64,676	$55,664
Total Derivatives	$75,504	$73,172	$78,960	$73,868	$68,088	$55,699

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

As of March 31, 2019, the Company had three interest rate swap derivatives designated as cash flow hedges of variable rate deposits and one interest rate collar derivative designated as a cash flow hedge of variable rate debt. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on each of these cash flow hedges as of March 31, 2019:

	March 31, 2019
(Dollars in thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
June 2019	$200,000	$429
July 2019	250,000	1,083
August 2019	275,000	1,841
Interest Rate Collars:
September 2023	139,286	(2,589)
Total Cash Flow Hedges	$864,286	$764
A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Three months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Unrealized gain at beginning of period	$10,742	$11,902
Amount reclassified from accumulated other comprehensive income to interest expense on deposits and other borrowings	(3,562)	(680)
Amount of (loss) gain recognized in other comprehensive income	(1,434)	3,755
Unrealized gain at end of period	$5,746	$14,977

As of March 31, 2019, the Company estimates that during the next twelve months $7.7 million will be reclassified from accumulated other comprehensive income or loss as a reduction to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2019, the Company has sixteen interest rate swaps with an aggregate notional amount of $172.3 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables. One of these interest rate swaps with an aggregate notional amount of $6.9 million was effective starting after March 31, 2019.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of March 31, 2019:

		March 31, 2019
(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$165,746	$1,776	$—
	Available-for-sale debt securities	1,461	57	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(Dollars in thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended
		March 31, 2019
Interest rate swaps	Interest and fees on loans	$(42)
	Interest income - investment securities	—

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At March 31, 2019, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $6.4 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from April 2019 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At March 31, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $651.9 million and interest rate lock commitments with an aggregate notional amount of approximately $403.2 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of March 31, 2019, the Company held foreign currency derivatives with an aggregate notional amount of approximately $37.1 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of March 31, 2019, December 31, 2018 or March 31, 2018.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(Dollars in thousands)		Three Months Ended
Derivative	Location in income statement	March 31, 2019	March 31, 2018
Interest rate swaps and caps	Trading (losses) gains, net	$(191)	$153
Mortgage banking derivatives	Mortgage banking revenue	50	1,418
Covered call options	Fees from covered call options	1,784	1,597
Foreign exchange contracts	Trading (losses) gains, net	(12)	(43)

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of March 31, 2019, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $36.5 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	March 31, 2019	December 31, 2018	March 31, 2018
Gross Amounts Recognized	$68,317	$68,425	$72,970	$69,292	$62,571	$52,443
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$68,317	$68,425	$72,970	$69,292	$62,571	$52,443
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(18,878)	(28,124)	(9,627)	(18,878)	(28,124)	(9,627)
Collateral Posted	—	(23,810)	(54,490)	(45,540)	(2,640)	(340)
Net Credit Exposure	$49,439	$16,491	$8,853	$4,874	$31,807	$42,476

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

Available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value—Fair values for available-for-sale debt securities, trading account securities and equity securities with readily determinable fair value are typically based on prices obtained from independent pricing vendors. Securities measured with these valuation techniques are generally classified as Level 2 of the fair value hierarchy. Typically, standard inputs such as benchmark yields, reported trades for similar securities, issuer spreads, benchmark securities, bids, offers and reference data including market research publications are used to fair value a security. When these inputs are not available, broker/dealer quotes may be obtained by the vendor to determine the fair value of the security. We review the vendor’s pricing methodologies to determine if observable market information is being used, versus unobservable inputs. Fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified as Level 3 in the fair value hierarchy.

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

At March 31, 2019, the Company classified $103.8 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $3.0 million of U.S. Government agencies as Level 3 at March 31, 2019. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the first quarter of 2019, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at March 31, 2019 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. Government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At March 31, 2019, the Company classified $11.2 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at March 31, 2019 was 3.94% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 14.01% at March 31, 2019. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.24% with credit loss discount ranging from 0%-7% at March 31, 2019.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At March 31, 2019, the Company classified $71.0 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at March 31, 2019 was 9.96% with discount rates applied ranging from 7%-17%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds used as an input to value the MSRs at March 31, 2019 ranged from 0%-93% or a weighted average prepayment speed of 14.01%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $407, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At March 31, 2019, the Company classified $3.1 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at March 31, 2019 was 78.82% with pull-through rates applied ranging from 0% to 100%.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	March 31, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$126,718	$126,718	$—	$—
U.S. Government agencies	130,687	—	127,694	2,993
Municipal	136,353	—	32,519	103,834
Corporate notes	93,333	—	93,333	—
Mortgage-backed	1,698,691	—	1,698,691	—
Trading account securities	559	—	559	—
Equity securities with readily determinable fair value	47,653	39,587	8,066	—
Mortgage loans held-for-sale	248,557	—	248,557	—
Loans held-for-investment	101,071	—	89,822	11,249
MSRs	71,022	—	—	71,022
Nonqualified deferred compensation assets	13,230	—	13,230	—
Derivative assets	75,504	—	72,415	3,089
Total	$2,743,378	$166,305	$2,384,886	$192,187
Derivative liabilities	$73,868	$—	$73,868	$—

	December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$126,404	$126,404	$—	$—
U.S. Government agencies	140,307	—	137,157	3,150
Municipal	138,490	—	29,564	108,926
Corporate notes	91,045	—	91,045	—
Mortgage-backed	1,629,835	—	1,629,835	—
Trading account securities	1,692	—	1,692	—
Equity securities with readily determinable fair value	34,717	—	34,717	—
Mortgage loans held-for-sale	264,070	—	264,070	—
Loans held-for-investment	93,857	—	82,510	11,347
MSRs	75,183	—	—	75,183
Nonqualified deferred compensation assets	11,282	—	11,282	—
Derivative assets	73,172	—	70,715	2,457
Total	$2,680,054	$126,404	$2,352,587	$201,063
Derivative liabilities	$68,088	$—	$68,088	$—

	March 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$24,727	$—	$24,727	$—
U.S. Government agencies	149,336	—	145,720	3,616
Municipal	121,758	—	37,166	84,592
Corporate notes	99,714	—	99,714	—
Mortgage-backed	1,500,153	—	1,500,153	—
Trading account securities	1,682	—	1,682	—
Equity securities with readily determinable fair value	37,832	—	37,832	—
Mortgage loans held-for-sale	411,505	—	411,505	—
Loans held-for-investment	67,962	—	41,342	26,620
MSRs	54,572	—	—	54,572
Nonqualified deferred compensation assets	11,724	—	11,724	—
Derivative assets	78,960	—	74,355	4,605
Total	$2,559,925	$—	$2,385,920	$174,005
Derivative liabilities	$55,699	$—	$55,699	$—

The aggregate remaining contractual principal balance outstanding as of March 31, 2019, December 31, 2018 and March 31, 2018 for mortgage loans held-for-sale measured at fair value under ASC 825 was $243.6 million, $253.7 million and $396.9 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $248.6 million, $264.1 million and $411.5 million, for the same respective periods, as shown in the above tables. There were $1.9 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of March 31, 2019 and December 31, 2018 and no loans as of March 31, 2018.

The changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2019 and 2018 are summarized as follows:

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2019	$108,926	$3,150	$11,347	$75,183	$2,457
Total net gains (losses) included in:
Net income (1)	—	—	167	(4,161)	632
Other comprehensive loss	1,537	1	—	—	—
Purchases	969	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(7,598)	(158)	(465)	—	—
Net transfers into/(out of) Level 3	—	—	200	—	—
Balance at March 31, 2019	$103,834	$2,993	$11,249	$71,022	$3,089

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2018	$77,181	$3,779	$33,717	$33,676	$2,157
Total net gains (losses) included in:
Net income (1)	—	—	(1,128)	7,090	2,448
Other comprehensive income (loss)	(2,190)	(163)	—	—	—
Purchases (2)	12,270	—	—	13,806	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,669)	—	(6,255)	—	—
Net transfers into/(out of) Level 3	—	—	286	—	—
Balance at March 31, 2018	$84,592	$3,616	$26,620	$54,572	$4,605

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

(2)	Purchased as a part of the Veterans First business combination. See Note 3 - Business Combinations and Asset Acquisitions for further discussion.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at March 31, 2019.

	March 31, 2019				Three Months Ended March 31, 2019 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$101,331	$—	$—	$101,331	$4,378
Other real estate owned (1)	21,520	—	—	21,520	574
Total	$122,851	$—	$—	$122,851	$4,952

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At March 31, 2019, the Company had $144.1 million of impaired loans classified as Level 3. Of the $144.1 million of impaired loans, $101.3 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $42.8 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At March 31, 2019, the Company had $21.5 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at March 31, 2019 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$103,834	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	2,993	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	11,249	Discounted cash flows	Discount rate	3%-4%	3.94%	Decrease
			Credit discount	0%-7%	1.24%	Decrease
			Constant prepayment rate (CPR)	14.01%	14.01%	Decrease
MSRs	71,022	Discounted cash flows	Discount rate	7%-17%	9.96%	Decrease
			Constant prepayment rate (CPR)	0%-93%	14.01%	Decrease
			Cost of servicing	$70-$200	$77	Decrease
			Cost of servicing - delinquent	$200-$1,000	$407	Decrease
Derivatives	3,089	Discounted cash flows	Pull-through rate	0%-100%	78.82%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$101,331	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	21,520	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At March 31, 2019		At December 31, 2018		At March 31, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$270,823	$270,823	$392,200	$392,200	$231,464	$231,464
Interest bearing deposits with banks	1,609,852	1,609,852	1,099,594	1,099,594	980,380	980,380
Available-for-sale securities	2,185,782	2,185,782	2,126,081	2,126,081	1,895,688	1,895,688
Held-to-maturity securities	1,051,542	1,041,695	1,067,439	1,036,096	892,937	862,527
Trading account securities	559	559	1,692	1,692	1,682	1,682
Equity securities with readily determinable fair value	47,653	47,653	34,717	34,717	37,832	37,832
FHLB and FRB stock, at cost	89,013	89,013	91,354	91,354	104,956	104,956
Brokerage customer receivables	14,219	14,219	12,609	12,609	24,531	24,531
Mortgage loans held-for-sale, at fair value	248,557	248,557	264,070	264,070	411,505	411,505
Loans held-for-investment, at fair value	101,071	101,071	93,857	93,857	67,962	67,962
Loans held-for-investment, at amortized cost	24,113,558	24,123,328	23,726,834	23,780,739	21,994,172	22,234,795
Nonqualified deferred compensation assets	13,230	13,230	11,282	11,282	11,724	11,724
Derivative assets	75,504	75,504	73,172	73,172	78,960	78,960
Accrued interest receivable and other	275,464	275,464	260,281	260,281	236,131	236,131
Total financial assets	$30,096,827	$30,096,750	$29,255,182	$29,277,744	$26,969,924	$27,180,137
Financial Liabilities
Non-maturity deposits	$21,454,035	$21,454,035	$20,833,837	$20,833,837	$18,941,201	$18,941,201
Deposits with stated maturities	5,350,707	5,377,388	5,260,841	5,283,063	4,338,126	4,344,584
FHLB advances	576,353	604,976	426,326	429,830	915,000	916,513
Other borrowings	372,194	372,194	393,855	393,855	247,092	247,092
Subordinated notes	139,235	144,019	139,210	138,345	139,111	140,889
Junior subordinated debentures	253,566	252,451	253,566	263,846	253,566	268,873
Derivative liabilities	73,868	73,868	68,088	68,088	55,699	55,699
Accrued interest payable	19,569	19,569	16,025	16,025	11,442	11,442
Total financial liabilities	$28,239,527	$28,298,500	$27,391,748	$27,426,889	$24,901,237	$24,926,293

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, interest bearing deposits with banks, brokerage customer receivables, FHLB and FRB stock, accrued interest receivable and accrued interest payable and non-maturity deposits.

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of March 31, 2019, approximately 2.6 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Beginning in 2011, the Company has awarded annual grants under the Long-Term Incentive Program (“LTIP”), which is administered under the Plans. The LTIP is designed in part to align the interests of management with the interests of shareholders, foster retention, create a long-term focus based on sustainable results and provide participants with a target long-term incentive opportunity. It is anticipated that LTIP awards will continue to be granted annually. LTIP grants generally consist of a combination of time-vested non-qualified stock options, performance-based stock awards and performance-based cash awards. Performance-based stock and cash awards granted under the LTIP are contingent upon the achievement of pre-established long-term performance goals set in advance by the Compensation Committee over a three-year period starting at the beginning of each calendar year. These performance awards are granted at a target level, and based on the Company’s achievement of the pre-established long-term goals, the actual payouts can range from 0% to a maximum of 150% of the target award. The awards typically vest in the quarter after the end of the performance period upon certification of the payout by the Compensation Committee of the Board of Directors. Holders of performance-based stock awards are entitled to receive, at no cost, the shares earned based on the achievement of the pre-established long-term goals.

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

Stock-based compensation is measured as the fair value of an award on the date of grant, and the measured cost is recognized over the period which the recipient is required to provide service in exchange for the award. The fair values of restricted share and performance-based stock awards are determined based on the average of the high and low trading prices on the grant date, and the fair value of stock options is estimated using a Black-Scholes option-pricing model that utilizes various assumptions. Option-pricing models require the input of highly subjective assumptions and are sensitive to changes in the option's expected life and the price volatility of the underlying stock, which can materially affect the fair value estimate. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. No options were granted since 2016.

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $3.3 million in the first quarter of 2019 and $3.7 million in the first quarter of 2018.

A summary of the Company's stock option activity for the three months ended March 31, 2019 and March 31, 2018 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2019	795,014	$42.25
Granted	—	—
Exercised	(78,667)	37.41
Forfeited or canceled	—	—
Outstanding at March 31, 2019	716,347	$42.79	2.9	$17,583
Exercisable at March 31, 2019	701,227	$42.75	2.9	$17,234

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2018	1,084,756	$41.98
Granted	—	—
Exercised	(169,387)	42.47
Forfeited or canceled	(1,703)	40.87
Outstanding at March 31, 2018	913,666	$41.89	3.7	$40,351
Exercisable at March 31, 2018	712,535	$42.00	3.4	$31,391

(1)	Represents the remaining weighted average contractual life in years.

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

The aggregate intrinsic value of options exercised during the three months ended March 31, 2019 and March 31, 2018, was $2.8 million and $7.5 million, respectively. Cash received from option exercises under the Plan for the three months ended March 31, 2019 and March 31, 2018 was $2.9 million and $7.2 million, respectively.

A summary of the Plans' restricted share activity for the three months ended March 31, 2019 and March 31, 2018 is presented below:

	Three months ended March 31, 2019		Three months ended March 31, 2018
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	143,263	$60.80	127,787	$53.33
Granted	9,673	71.66	20,700	86.42
Vested and issued	(11,042)	75.00	(7,258)	53.47
Forfeited or canceled	(215)	93.14	(982)	55.39
Outstanding at March 31	141,679	$60.38	140,247	$58.20
Vested, but not issuable at March 31	90,824	$52.02	89,924	$51.71

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the three months ended March 31, 2019 and March 31, 2018 is presented below:

	Three months ended March 31, 2019		Three months ended March 31, 2018
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	396,855	$67.71	359,196	$54.37
Granted	173,856	71.57	127,419	88.20
Vested and issued	(94,288)	41.00	(82,307)	44.39
Forfeited	(2,747)	67.85	(6,580)	49.42
Outstanding at March 31	473,676	$74.44	397,728	$67.35
Vested, but deferred at March 31	33,451	$42.70	21,388	$43.32

The actual number of shares vested and issued in the first quarter of 2019 were 33,950 more than target due to performance achievement above the target level. The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

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

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$(42,353)	$7,857	$(42,376)	$(76,872)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	27,956	(1,039)	2,277	29,194
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	49	(2,612)	—	(2,563)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(103)	—	—	(103)
Net other comprehensive income (loss) during the period, net of tax	$27,902	$(3,651)	$2,277	$26,528
Balance at March 31, 2019	$(14,451)	$4,206	$(40,099)	$(50,344)

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$(15,813)	$7,164	$(33,186)	$(41,835)
Cumulative effect adjustment from the adoption of:
ASU 2016-01	(1,880)	—	—	(1,880)
ASU 2018-02	(4,517)	1,543	—	(2,974)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(26,474)	2,746	(2,897)	(26,625)
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	713	(497)	—	216
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	3	—	—	3
Net other comprehensive (loss) income during the period, net of tax	$(25,758)	$2,249	$(2,897)	$(26,406)
Balance at March 31, 2018	$(47,968)	$10,956	$(36,083)	$(73,095)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Impacted Line on the Consolidated Statements of Income
	March 31,
	2019	2018
Accumulated unrealized losses on securities
Losses included in net income	$(67)	$(975)	Gains (losses) on investment securities, net
	(67)	(975)	Income before taxes
Tax effect	$18	$262	Income tax expense
Net of tax	$(49)	$(713)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(3,589)	$(680)	Interest on deposits
Amount reclassified to interest expense on other borrowings	27	—	Interest on other borrowings
	3,562	680	Income before taxes
Tax effect	$(950)	$(183)	Income tax expense
Net of tax	$2,612	$497	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended
(In thousands, except per share data)		March 31, 2019	March 31, 2018
Net income		$89,146	$81,981
Less: Preferred stock dividends		2,050	2,050
Net income applicable to common shares	(A)	87,096	79,931
Weighted average common shares outstanding	(B)	56,529	56,137
Effect of dilutive potential common shares
Common stock equivalents		699	888
Weighted average common shares and effect of dilutive potential common shares	(C)	57,228	57,025
Net income per common share:
Basic	(A/B)	$1.54	$1.42
Diluted	(A/C)	$1.52	$1.40

Potentially dilutive common shares can result from stock options, restricted stock unit awards, stock warrants and shares to be issued under the Employee Stock Purchase Plan and the Directors Deferred Fee and Stock Plan, being treated as if they had been either exercised or issued, computed by application of the treasury stock method. While potentially dilutive common shares are typically included in the computation of diluted earnings per share, potentially dilutive common shares are excluded from this computation in periods in which the effect would reduce the loss per share or increase the income per share.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of March 31, 2019 compared with December 31, 2018 and March 31, 2018, and the results of operations for the three month periods ended March 31, 2019 and March 31, 2018, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2018 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

First Quarter Highlights

The Company recorded net income of $89.1 million for the first quarter of 2019 compared to $82.0 million in the first quarter of 2018. The results for the first quarter of 2019 demonstrate continued momentum on our operating strengths including steady loan and deposit growth and increased revenue from wealth management services. Combined with the noted continued loan growth, the improvement in net interest margin during the first quarter of 2019 compared to the same period of 2018 resulted in higher net interest income in the current period.

The Company increased its loan portfolio from $22.1 billion at March 31, 2018 and $23.8 billion at December 31, 2018 to $24.2 billion at March 31, 2019. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s growth in the commercial, commercial real estate, commercial premium finance receivables and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $262.0 million in the first quarter of 2019 compared to $225.1 million in the first quarter of 2018. The higher level of net interest income recorded in the first quarter of 2019 compared to the first quarter of 2018 resulted primarily from a $2.2 billion increase in average loans, and a substantial improvement in the yield on earning assets. This was partially offset by an increase in the average balance and cost of interest-bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $81.7 million in the first quarter of 2019 compared to $85.7 million in the first quarter of 2018. This decrease was primarily the result of lower mortgage banking revenue (see “Non-Interest Income” for further detail).

Non-interest expense totaled $214.4 million in the first quarter of 2019, increasing $20.0 million, or 10%, compared to the first quarter of 2018. The increase compared to the first quarter of 2018 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from acquisitions and increased staffing as the Company grows, higher occupancy expenses and increased amortization on other intangible assets recognized in relation to recent acquisitions (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the first quarter of 2019, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At March 31, 2019, the Company had approximately $1.9 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three months ended March 31, 2019, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2019	March 31, 2018	Percentage (%) or Basis Point (bp) Change
Net income	$89,146	$81,981	9%
Net income per common share—Diluted	1.52	1.40	9
Net revenue (1)	343,643	310,761	11
Net interest income	261,986	225,082	16
Net interest margin	3.70%	3.54%	16 bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.72	3.56	16
Net overhead ratio (3)	1.72	1.58	14
Return on average assets	1.16	1.20	(4)
Return on average common equity	11.09	11.29	(20)
Return on average tangible common equity (non-GAAP) (2)	14.14	14.02	12
At end of period
Total assets	$32,358,621	$28,456,772	14%
Total loans, excluding loans held-for-sale	24,214,629	22,062,134	10
Total loans, including loans held-for-sale	24,463,186	22,473,639	9
Total deposits	26,804,742	23,279,327	15
Total shareholders’ equity	3,371,972	3,031,250	11
Book value per common share (2)	57.33	51.66	11
Tangible common book value per share (2)	46.38	42.17	10
Market price per common share	67.33	86.05	(22)
Allowance for credit losses to total loans (4)	0.66%	0.64%	2bp
Non-performing loans to total loans	0.49	0.41	8

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

Management reviews yields on certain asset categories and the net interest margin of the Company and its banking subsidiaries on a fully taxable-equivalent basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. Net interest income on a fully taxable-equivalent basis is also used in the calculation of the Company’s efficiency ratio. The efficiency ratio, which is calculated by dividing non-interest expense by total taxable-equivalent net revenue (less securities gains or losses), measures how much it costs to produce one dollar of revenue. Securities gains or losses are excluded from this calculation to better match revenue from daily operations to operational expenses. Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability.

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended
	March 31,	March 31,
(Dollars and shares in thousands)	2019	2018
Calculation of Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$333,970	$261,205
Taxable-equivalent adjustment:
- Loans	1,034	670
- Liquidity Management Assets	565	531
- Other Earning Assets	2	3
(B) Interest Income (non-GAAP)	$335,571	$262,409
(C) Interest Expense (GAAP)	71,984	36,123
(D) Net Interest Income (GAAP) (A minus C)	261,986	225,082
(E) Net Interest Income (non-GAAP) (B minus C)	263,587	226,286
Net interest margin (GAAP)	3.70%	3.54%
Net interest margin (non-GAAP)	3.72%	3.56%
(F) Non-interest income	$81,657	$85,679
(G) Gains (losses) on investment securities, net	1,364	(351)
(H) Non-interest expense	214,374	194,349
Efficiency ratio (H/(D+F-G))	62.63%	62.47%
Efficiency ratio (non-GAAP) (H/(E+F-G))	62.34%	62.23%
Calculation of Tangible Common Equity ratio (at period end)
Total shareholders’ equity	$3,371,972	$3,031,250
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(620,224)	(533,910)
(I) Total tangible common shareholders’ equity	$2,626,748	$2,372,340
(J) Total assets	$32,358,621	$28,456,772
Less: Intangible assets	(620,224)	(533,910)
(K) Total tangible assets	$31,738,397	$27,922,862
Common equity to assets ratio (GAAP) (L/J)	10.0%	10.2%
Tangible common equity ratio (non-GAAP) (I/K)	8.3%	8.5%
Calculation of book value per share
Total shareholders’ equity	$3,371,972	$3,031,250
Less: Preferred stock	(125,000)	(125,000)
(L) Total common equity	$3,246,972	$2,906,250
(M) Actual common shares outstanding	56,639	56,256
Book value per common share (L/M)	$57.33	$51.66
Tangible common book value per share (I/M)	$46.38	$42.17

Calculation of return on average common equity
(N) Net income applicable to common shares	$87,096	$79,931
Add: Intangible asset amortization	2,942	1,004
Less: Tax effect of intangible asset amortization	(731)	(243)
After-tax intangible asset amortization	2,211	761
(O) Tangible net income applicable to common shares	89,307	80,692
Total average shareholders' equity	3,309,078	2,995,592
Less: Average preferred stock	(125,000)	(125,000)
(P) Total average common shareholders' equity	3,184,078	2,870,592
Less: Average intangible assets	(622,240)	(536,676)
(Q) Total average tangible common shareholders’ equity	2,561,838	2,333,916
Return on average common equity, annualized (N/P)	11.09%	11.29%
Return on average tangible common equity, annualized (O/Q)	14.14%	14.02%

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP in the United States and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such have a greater possibility that changes in those estimates and assumptions could produce financial results that are materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event, are based on information available as of the date of the financial statements; accordingly, as information changes, the financial statements could reflect different estimates and assumptions. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views critical accounting policies to include the determination of the allowance for loan losses and the allowance for losses on lending-related commitments, loans acquired with evidence of credit quality deterioration since origination, estimations of fair value, the valuations required for impairment testing of goodwill, the valuation and accounting for derivative instruments and income taxes as the accounting areas that require the most subjective and complex judgments, and as such could be most subject to revision as new information becomes available. For a more detailed discussion on these critical accounting policies, see “Summary of Critical Accounting Policies” beginning on page 56 of the Company’s 2018 Form 10-K.

Net Income

Net income for the quarter ended March 31, 2019 totaled $89.1 million, an increase of $7.2 million, or 9%, compared to the quarter ended March 31, 2018. On a per share basis, net income for the first quarter of 2019 totaled $1.52 per diluted common share compared to $1.40 for the first quarter of 2018.

The most significant factors impacting net income for the first quarter of 2019 as compared to the same period in the prior year include an increase in net interest income as a result of growth in earning assets and a significant improvement in net interest margin and an increase in wealth management revenue. These improvements were partially offset by lower mortgage banking revenue, an increase in non-interest expense primarily attributable to higher salary and employee benefit costs caused by the addition of employees from acquisitions and growth within the Company, higher occupancy expenses and increased amortization on other intangible assets recognized in relation to recent acquisitions.

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

Quarter Ended March 31, 2019 compared to the Quarters Ended December 31, 2018 and March 31, 2018

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the first quarter of 2019 as compared to the fourth quarter of 2018 (sequential quarters) and first quarter of 2018 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	March 31, 2019	December 31, 2018	March 31, 2018	March 31, 2019	December 31, 2018	March 31, 2018
Interest-bearing deposits with banks and cash equivalents(1)	$897,629	$1,042,860	$749,973	$5,300	$5,628	$2,796	2.39%	2.14%	1.51%
Investment securities (2)	3,630,577	3,347,496	2,892,617	28,521	27,242	19,659	3.19	3.23	2.76
FHLB and FRB stock	94,882	98,084	105,414	1,355	1,343	1,298	5.79	5.43	4.99
Liquidity management assets(3)(8)	$4,623,088	$4,488,440	$3,748,004	$35,176	$34,213	$23,753	3.09%	3.02%	2.57%
Other earning assets(3)(4)(8)	13,591	16,204	27,571	165	253	174	4.91	6.19	2.56
Mortgage loans held-for-sale	188,190	265,717	281,181	2,209	3,409	2,818	4.76	5.09	4.06
Loans, net of unearned income(3)(5)(8)	23,880,916	23,164,154	21,711,342	298,021	284,291	235,664	5.06	4.87	4.40
Total earning assets(8)	$28,705,785	$27,934,515	$25,768,098	$335,571	$322,166	$262,409	4.74%	4.58%	4.13%
Allowance for loan losses	(157,782)	(154,438)	(143,108)
Cash and due from banks	283,019	271,403	254,489
Other assets	2,385,149	2,128,407	1,930,118
Total assets	$31,216,171	$30,179,887	$27,809,597

NOW and interest bearing demand deposits	$2,803,338	$2,671,283	$2,255,692	$4,613	$4,007	$1,386	0.67%	0.60%	0.25%
Wealth management deposits	2,614,035	2,289,904	2,250,139	7,000	7,119	5,441	1.09	1.23	0.98
Money market accounts	5,915,525	5,632,268	4,520,620	19,460	16,936	4,667	1.33	1.19	0.42
Savings accounts	2,715,422	2,553,133	2,813,772	4,249	3,096	2,732	0.63	0.48	0.39
Time deposits	5,267,796	5,381,029	4,322,111	25,654	24,817	12,323	1.98	1.83	1.16
Interest-bearing deposits	$19,316,116	$18,527,617	$16,162,334	$60,976	$55,975	$26,549	1.29%	1.20%	0.67%
Federal Home Loan Bank advances	594,335	551,846	872,811	2,450	2,563	3,639	1.67	1.84	1.69
Other borrowings	465,571	385,878	263,125	3,633	3,199	1,699	3.16	3.29	2.62
Subordinated notes	139,217	139,186	139,094	1,775	1,788	1,773	5.10	5.14	5.10
Junior subordinated debentures	253,566	253,566	253,566	3,150	2,983	2,463	4.97	4.60	3.89
Total interest-bearing liabilities	$20,768,805	$19,858,093	$17,690,930	$71,984	$66,508	$36,123	1.40%	1.33%	0.83%
Non-interest bearing deposits	6,444,378	6,542,228	6,639,845
Other liabilities	693,910	578,912	483,230
Equity	3,309,078	3,200,654	2,995,592
Total liabilities and shareholders’ equity	$31,216,171	$30,179,887	$27,809,597
Interest rate spread(6)(8)							3.34%	3.25%	3.30%
Less: Fully tax-equivalent adjustment				(1,601)	(1,570)	(1,204)	(0.02)	(0.02)	(0.02)
Net free funds/contribution(7)	$7,936,980	$8,076,422	$8,077,168				0.38	0.38	0.26
Net interest income/ margin(8) (GAAP)				$261,986	$254,088	$225,082	3.70%	3.61%	3.54%
Fully tax-equivalent adjustment				1,601	$1,570	$1,204	0.02	0.02	0.02
Net interest income/margin - (non-GAAP) (8)				$263,587	$255,658	$226,286	3.72%	3.63%	3.56%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018 were $1.6 million, $1.6 million and $1.2 million, respectively.

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

For the first quarter of 2019, net interest income totaled $262.0 million, an increase of $7.9 million as compared to the fourth quarter of 2018, and an increase of $36.9 million as compared to the first quarter of 2018. Net interest margin was 3.70% (3.72% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2019 compared to 3.61% (3.63% on a fully tax-equivalent basis, non-GAAP) during the fourth quarter of 2018, and 3.54% (3.56% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2018.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended March 31, 2019 to December 31, 2018 and March 31, 2018. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	First Quarter of 2019 Compared to Fourth Quarter of 2018	First Quarter of 2019 Compared to First Quarter of 2018
(Dollars in thousands)
Net interest income (GAAP) for comparative period	$254,088	$225,082
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	5,527	24,198
Change due to interest rate fluctuations (rate)	8,017	12,706
Change due to number of days in each period	(5,646)	—
Net interest income (GAAP) for the period ended Match 31, 2019	$261,986	$261,986
Fully tax-equivalent adjustment	1,601	1,601
Net interest income (non-GAAP)	$263,587	$263,587

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	March 31, 2019	March 31, 2018
Brokerage	$4,516	$6,031	$(1,515)	(25)%
Trust and asset management	19,461	16,955	2,506	15
Total wealth management	$23,977	$22,986	$991	4%
Mortgage banking	18,158	30,960	(12,802)	(41)
Service charges on deposit accounts	8,848	8,857	(9)	—
Gains (losses) on investment securities, net	1,364	(351)	1,715	NM
Fees from covered call options	1,784	1,597	187	12
Trading (losses) gains, net	(171)	103	(274)	NM
Operating lease income, net	10,796	9,691	1,105	11
Other:
Interest rate swap fees	2,831	2,237	594	27
BOLI	1,591	714	877	NM
Administrative services	1,030	1,061	(31)	(3)
Foreign currency remeasurement gains (losses)	464	(328)	792	NM
Early pay-offs of capital leases	5	33	(28)	(85)
Miscellaneous	10,980	8,119	2,861	35
Total Other	$16,901	$11,836	$5,065	43%
Total Non-Interest Income	$81,657	$85,679	$(4,022)	(5)%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

The increase in wealth management revenue during the current period as compared to the first quarter of 2018 is primarily attributable to higher fees on tax-deferred like-kind exchange services and market appreciation related to managed money accounts with fees based on assets under management. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.

The decrease in mortgage banking revenue in the first quarter of 2019 as compared to the first quarter of 2018 resulted primarily from lower origination volumes and negative fair value adjustments recognized on mortgage servicing rights related to changes in valuation assumptions and pay-offs and lower production margins. Mortgage loans originated for sale totaled $678.5 million in the first quarter of 2019 as compared to $778.9 million in the first quarter of 2018. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights ("MSRs") as the Company did not hedge this change in fair value for the periods presented. The Company records MSRs at fair value on a recurring basis. The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three months ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Retail originations	$365,602	$539,911
Correspondent originations	148,100	126,464
Veterans First originations	164,762	112,477
Total originations for sale (A)	$678,464	$778,852
Originations for investment	93,689	43,249
Total originations	$772,153	$822,101

Purchases as a percentage of originations for sale	67%	73%
Refinances as a percentage of originations for sale	33	27
Total	100%	100%

Production Margin:
Production revenue (1) (B)	$16,606	$20,526
Production margin (B/A)	2.45%	2.64%

Mortgage Servicing:
Loans serviced for others (C)	$7,014,269	$4,795,335
MSRs, at fair value (D)	71,022	54,572
Percentage of MSRs to loans serviced for others (D/C)	1.01%	1.14%

Components of Mortgage Banking Revenue:
Production revenue	$16,606	$20,526
MSR current period capitalization	6,580	4,159
MSR collection of expected cash flow - paydowns	(505)	(443)
MSR collection of expected cash flow - payoffs	(1,492)	(759)
MSR changes in fair value model assumptions	(8,744)	4,133
Servicing income	5,460	2,905
Other	253	439
Total mortgage banking revenue	$18,158	$30,960

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at March 31, 2019 and March 31, 2018.

The increase in miscellaneous non-interest income in the first quarter of 2019 as compared to the first quarter of 2018 is primarily due to higher loan syndication revenue and higher income from investments in partnerships.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	March 31, 2019	March 31, 2018
Salaries and employee benefits:
Salaries	$74,037	$61,986	$12,051	19%
Commissions and incentive compensation	31,599	31,949	(350)	(1)
Benefits	20,087	18,501	1,586	9
Total salaries and employee benefits	$125,723	$112,436	$13,287	12%
Equipment	11,770	10,072	1,698	17
Operating lease equipment depreciation	8,319	6,533	1,786	27
Occupancy, net	16,245	13,767	2,478	18
Data processing	7,525	8,493	(968)	(11)
Advertising and marketing	9,858	8,824	1,034	12
Professional fees	5,556	6,649	(1,093)	(16)
Amortization of other intangible assets	2,942	1,004	1,938	NM
FDIC insurance	3,576	4,362	(786)	(18)
OREO expense, net	632	2,926	(2,294)	(78)
Other:
Commissions—3rd party brokers	718	1,252	(534)	(43)
Postage	2,450	1,866	584	31
Miscellaneous	19,060	16,165	2,895	18
Total other	$22,228	$19,283	$2,945	15%
Total Non-Interest Expense	$214,374	$194,349	$20,025	10%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the first quarter of 2019 compared to the first quarter of 2018 primarily as a result of the addition of employees from acquisitions, increased staffing as the Company grows and higher employee benefits.

Occupancy expense increased in the first quarter of 2019 compared to the first quarter of 2018 primarily as a result of higher costs related to additional locations. Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises.

Amortization expense increased in the first quarter of 2019 compared to the first quarter of 2018 primarily as a result of intangible assets associated with the acquisition of CDEC in the fourth quarter of 2018.

OREO expense decreased in the first quarter of 2019 compared to the first quarter of 2018 primarily due to lower write-offs related to collateral valuation adjustments. OREO expenses include all costs associated with obtaining, maintaining and selling other real estate owned properties as well as valuation adjustments.

Other miscellaneous expense increased during the first quarter of 2019 compared to the first quarter of 2018 as a result of various other expenses, including a $1.0 million non-tax-deductible settlement in the first quarter of 2019.

Income Taxes

The Company recorded income tax expense of $29.5 million for the three months ended March 31, 2019, compared to $26.1 million for the same period of 2018. The effective tax rates were 24.9% and 24.1% for the first quarters of 2019 and 2018, respectively. The effective tax rates in both quarters were impacted by the recording of excess tax benefits related to share-based compensation totaling $1.6 million and $2.6 million in the first quarters of 2019 and 2018, respectively. Excess tax benefits are expected to be higher in the first quarter when the majority of the Company's share-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

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

The community banking segment’s net interest income for the quarter ended March 31, 2019 totaled $211.4 million as compared to $183.3 million for the same period in 2018, an increase of $28.2 million, or 15%. The increase is primarily attributable to growth in earning assets and higher net interest margin. The community banking segment’s non-interest income totaled $48.3 million in the first quarter of 2019, a decrease of $8.3 million, or 15%, when compared to the first quarter of 2018 total of $56.5 million. The decrease in non-interest income is primarily attributable to a decrease in mortgage banking revenue as a result of lower origination volumes and negative fair value adjustments recognized on mortgage servicing rights related to changes in valuation assumptions and pay-offs and lower production margins. The community banking segment’s net income for the quarter ended March 31, 2019 totaled $60.3 million, an increase of $3.0 million as compared to net income in the first quarter of 2018 of $57.3 million.

The specialty finance segment's net interest income totaled $37.7 million for the quarter ended March 31, 2019, compared to $32.9 million for the same period in 2018, an increase of $4.8 million, or 15%. The increase is primarily attributable to growth in earning assets and higher yields on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $19.6 million and $15.7 million for the three month periods ended March 31, 2019 and 2018, respectively. The increase in non-interest income in the current year period is primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 39%, 36%, 21% and 4%, respectively, of the total revenues of our specialty finance business for the three month period ended March 31, 2019. The net income of the specialty finance segment for the quarter ended March 31, 2019 totaled $21.8 million as compared to $20.0 million for the quarter ended March 31, 2018.

The wealth management segment reported net interest income of $7.5 million for the first quarter of 2019 compared to $4.4 million in the same quarter of 2018. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.7 billion and $935.9 million in the first quarter of 2019 and 2018, respectively. This segment recorded non-interest income of $25.0 million for the first quarter of 2019 compared to $23.0 million for the first quarter of 2018. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $7.0 million for the first quarter of 2019 compared to $4.7 million for the first quarter of 2018.

Financial Condition

Total assets were $32.4 billion at March 31, 2019, representing an increase of $3.9 billion, or 14%, when compared to March 31, 2018 and an increase of approximately $1.1 billion, or 14% on an annualized basis, when compared to December 31, 2018. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $28.1 billion at March 31, 2019, $27.3 billion at December 31, 2018, and $24.8 billion at March 31, 2018. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$188,190	1%	$265,717	1%	$281,181	1%
Loans, net of unearned income
Commercial	7,854,451	27	7,543,062	27	6,837,100	27
Commercial real estate	6,963,852	24	6,746,565	24	6,590,145	26
Home equity	540,121	2	562,600	2	648,827	2
Residential real estate	938,364	3	886,492	3	829,634	3
Premium finance receivables	7,468,706	26	7,282,636	26	6,680,095	26
Other loans	115,422	1	142,799	1	125,541	—
Total average loans (1)	$23,880,916	83%	$23,164,154	83%	$21,711,342	84%
Liquidity management assets (2)	$4,623,088	16%	$4,488,440	16%	$3,748,004	15%
Other earning assets (3)	13,591	—	16,204	—	27,571	—
Total average earning assets	$28,705,785	100%	$27,934,515	100%	$25,768,098	100%
Total average assets	$31,216,171		$30,179,887		$27,809,597
Total average earning assets to total average assets		92%		93%		93%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $188.2 million in the first quarter of 2019, compared to $265.7 million in the fourth quarter of 2018 and $281.2 million in the first quarter of 2018. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $23.9 billion in the first quarter of 2019, increasing $2.2 billion, or 10%, from the first quarter of 2018 and $716.8 million, or 13% on an annualized basis, from the fourth quarter of 2018. Combined, the commercial and commercial real estate loan categories comprised 62% of the average loan portfolio in both of the first quarter of 2019 and 2018. Growth realized in these categories for the first quarter of 2019 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts and the acquisition of AEB. Additionally, growth realized in the first quarter of 2019 as compared to the first quarter of 2018 was partially attributable to the acquisition of CSC.

Home equity loan portfolio averaged $540.1 million in the first quarter of 2019, and decreased $108.7 million, or 17% from the average balance of $648.8 million in same period of 2018. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $938.4 million in the first quarter of 2019, and increased $108.7 million, or 13% from the average balance of $829.6 million in same period of 2018. Additionally, compared to the quarter ended December 31, 2018, the average balance increased $51.9 million, or 24% on an annualized basis. The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgage loans that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.

Average premium finance receivables totaled $7.5 billion in the first quarter of 2019, and accounted for 31% of the Company’s average total loans. The increase during the first quarter of 2019 compared to both the fourth quarter of 2018 and the first quarter of 2018 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $2.1 billion of premium finance receivables were originated in the first quarter of 2019 compared to $1.8 billion during the same period of 2018. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 39% and 61%, respectively, of the average total balance of premium finance receivables for the first quarter of 2019, and 39% and 61%, respectively, for the first quarter of 2018.

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

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	March 31, 2019		December 31, 2018		March 31, 2018
		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$7,994,191	33%	$7,828,538	33%	$7,060,871	32%
Commercial real estate	6,973,505	29	6,933,252	29	6,633,520	30
Home equity	528,448	2	552,343	2	626,547	3
Residential real estate	1,053,524	4	1,002,464	4	869,104	4
Premium finance receivables—commercial	2,988,788	12	2,841,659	12	2,576,150	12
Premium finance receivables—life insurance	4,555,369	19	4,541,794	19	4,189,961	19
Consumer and other	120,804	1	120,641	1	105,981	—
Total loans, net of unearned income	$24,214,629	100%	$23,820,691	100%	$22,062,134	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of March 31, 2019 and 2018:

	As of March 31, 2019			As of March 31, 2018
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$5,250,953	35.0%	$50,178	$4,560,880	33.4%	$39,182
Franchise	879,906	5.9	12,055	935,358	6.8	7,116
Mortgage warehouse lines of credit	174,284	1.2	1,399	163,470	1.2	1,297
Asset-based lending	1,040,834	7.0	8,868	977,735	7.1	8,316
Leases	622,884	4.2	1,675	414,198	3.0	1,222
PCI - commercial loans (1)	25,330	0.1	463	9,230	0.1	503
Total commercial	$7,994,191	53.4%	$74,638	$7,060,871	51.6%	$57,636
Commercial Real Estate:
Construction	$803,669	5.4%	$9,142	$815,636	6.0%	$9,596
Land	147,701	1.0	4,194	122,690	0.9	3,990
Office	926,375	6.2	6,267	891,071	6.5	5,800
Industrial	964,960	6.4	6,534	906,144	6.6	5,899
Retail	895,267	6.0	6,065	895,622	6.5	8,135
Multi-family	1,117,385	7.5	10,875	931,355	6.8	9,613
Mixed use and other	2,007,487	13.4	14,653	1,955,456	14.3	14,377
PCI - commercial real estate (1)	110,661	0.7	120	115,546	0.8	71
Total commercial real estate	$6,973,505	46.6%	$57,850	$6,633,520	48.4%	$57,481
Total commercial and commercial real estate	$14,967,696	100.0%	$132,488	$13,694,391	100.0%	$115,117

Commercial real estate - collateral location by state:
Illinois	$5,331,784	76.5%		$5,199,090	78.4%
Wisconsin	758,097	10.9		706,076	10.6
Total primary markets	$6,089,881	87.4%		$5,905,166	89.0%
Indiana	175,350	2.5		138,999	2.1
Florida	55,528	0.8		57,260	0.9
Arizona	61,375	0.9		55,914	0.8
Michigan	35,650	0.5		46,230	0.7
California	67,545	1.0		67,922	1.0
Other	488,176	6.9		362,029	5.5
Total	$6,973,505	100.0%		$6,633,520	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio and higher specific reserves on impaired loans within the portfolio, our allowance for loan losses in our commercial loan portfolio is $74.6 million as of March 31, 2019 compared to $57.6 million as of March 31, 2018.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 87.4% of our commercial real estate loan portfolio is located in this region as of March 31, 2019. We have been able to effectively manage our total non-performing commercial real estate loans. As of March 31, 2019, our allowance for loan losses related to this portfolio is $57.9 million compared to $57.5 million as of March 31, 2018.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Mortgage warehouse lines portfolio totaled $174.3 million as of March 31, 2019 compared to $163.5 million as of March 31, 2018.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2019, our residential loan portfolio totaled $1.1 billion, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of March 31, 2019, $15.9 million of our residential real estate mortgages, or 1.5% of our residential real estate loan portfolio were classified as nonaccrual, $1.5 million were 90 or more days past due and still accruing (0.1%), $11.6 million were 30 to 89 days past due (1.1%) and $1.0 billion were current (97.3%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of March 31, 2019 and 2018 was $7.0 billion and $4.8 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $89.8 million at March 31, 2019, compared to $41.3 million balance at March 31, 2018.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of March 31, 2019, approximately $1.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $1.9 billion in commercial insurance premium finance receivables in the first quarter of 2019 as compared to $1.6 billion of originations in the first quarter of 2018. FIRST Insurance Funding and FIFC Canada make loans to businesses to finance the insurance premiums they pay on their commercial insurance policies. The loans are originated by working through independent medium and large insurance agents and brokers located throughout the United States and Canada. The insurance premiums financed are primarily for commercial customers’ purchases of liability, property and casualty and other commercial insurance.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $244.1 million in life insurance premium finance receivables in the first quarter of 2019 as compared to $224.5 million of originations in the first quarter of 2018. The Company continues to experience increased competition and pricing pressure within the current market. These loans are originated directly with the borrowers with assistance from life insurance carriers, independent insurance agents, financial advisors and legal counsel. The life insurance policy is the primary form of collateral. In addition, these loans often are secured with a letter of credit, marketable securities or certificates of deposit. In some cases, Wintrust Life Finance may make a loan that has a partially unsecured position.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at March 31, 2019 by date at which the loans reprice or mature, and the type of rate exposure:

As of March 31, 2019	One year or less	From one to five years	Over five years
(Dollars in thousands)				Total
Commercial
Fixed rate	$164,370	$1,149,701	$755,402	$2,069,473
Variable rate	5,917,650	6,923	145	5,924,718
Total commercial	$6,082,020	$1,156,624	$755,547	$7,994,191
Commercial real estate
Fixed rate	419,045	1,956,704	332,469	2,708,218
Variable rate	4,237,177	28,102	8	4,265,287
Total commercial real estate	$4,656,222	$1,984,806	$332,477	$6,973,505
Home equity
Fixed rate	16,272	12,934	4,981	34,187
Variable rate	494,261	—	—	494,261
Total home equity	$510,533	$12,934	$4,981	$528,448
Residential real estate
Fixed rate	30,648	20,501	235,107	286,256
Variable rate	49,860	314,090	403,318	767,268
Total residential real estate	$80,508	$334,591	$638,425	$1,053,524
Premium finance receivables - commercial
Fixed rate	2,928,872	59,916	—	2,988,788
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$2,928,872	$59,916	$—	$2,988,788
Premium finance receivables - life insurance
Fixed rate	19,925	66,737	6,087	92,749
Variable rate	4,462,620	—	—	4,462,620
Total premium finance receivables - life insurance	$4,482,545	$66,737	$6,087	$4,555,369
Consumer and other
Fixed rate	80,068	11,236	2,072	93,376
Variable rate	27,387	41	—	27,428
Total consumer and other	$107,455	$11,277	$2,072	$120,804
Total per category
Fixed rate	3,659,200	3,277,729	1,336,118	8,273,047
Variable rate	15,188,955	349,156	403,471	15,941,582
Total loans, net of unearned income	$18,848,155	$3,626,885	$1,739,589	$24,214,629
Variable Rate Loan Pricing by Index:
Prime	$2,307,308
One- month LIBOR	8,188,860
Three- month LIBOR	381,204
Twelve- month LIBOR	4,836,490
Other	227,720
Total variable rate	$15,941,582

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

Non-performing Assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding PCI loans, as of the dates shown:

(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Loans past due greater than 90 days and still accruing (1):
Commercial	$—	$—	$—
Commercial real estate	—	—	—
Home equity	—	—	—
Residential real estate	30	—	—
Premium finance receivables—commercial	6,558	7,799	8,547
Premium finance receivables—life insurance	168	—	—
Consumer and other	218	109	207
Total loans past due greater than 90 days and still accruing	6,974	7,908	8,754
Non-accrual loans (2):
Commercial	55,792	50,984	14,007
Commercial real estate	15,933	19,129	21,825
Home equity	7,885	7,147	9,828
Residential real estate	15,879	16,383	17,214
Premium finance receivables—commercial	14,797	11,335	17,342
Premium finance receivables—life insurance	—	—	—
Consumer and other	326	348	720
Total non-accrual loans	110,612	105,326	80,936
Total non-performing loans:
Commercial	55,792	50,984	14,007
Commercial real estate	15,933	19,129	21,825
Home equity	7,885	7,147	9,828
Residential real estate	15,909	16,383	17,214
Premium finance receivables—commercial	21,355	19,134	25,889
Premium finance receivables—life insurance	168	—	—
Consumer and other	544	457	927
Total non-performing loans	$117,586	$113,234	$89,690
Other real estate owned	9,154	11,968	18,481
Other real estate owned—from acquisitions	12,366	12,852	18,117
Other repossessed assets	270	280	113
Total non-performing assets	$139,376	$138,334	$126,401
TDRs performing under the contractual terms of the loan agreement	48,305	33,281	39,562
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.70%	0.65%	0.20%
Commercial real estate	0.23	0.28	0.33
Home equity	1.49	1.29	1.57
Residential real estate	1.51	1.63	1.98
Premium finance receivables—commercial	0.71	0.67	1.00
Premium finance receivables—life insurance	0.00	—	—
Consumer and other	0.45	0.38	0.87
Total non-performing loans	0.49%	0.48%	0.41%
Total non-performing assets, as a percentage of total assets	0.43%	0.44%	0.44%
Allowance for loan losses as a percentage of total non-performing loans	134.55%	134.92%	155.54%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $40.1 million, $32.8 million and $8.1 million as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at March 31, 2019 and December 31, 2018:

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of March 31, 2019
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$38,858	$—	$1,787	$38,094	$5,172,214	$5,250,953
Franchise	15,799	—	—	534	863,573	879,906
Mortgage warehouse lines of credit	—	—	—	—	174,284	174,284
Asset-based lending	1,135	—	—	7,821	1,031,878	1,040,834
Leases	—	—	—	2,796	620,088	622,884
PCI - commercial (1)	—	2,499	—	455	22,376	25,330
Total commercial	55,792	2,499	1,787	49,700	7,884,413	7,994,191
Commercial real estate
Construction	1,030	—	496	3,877	798,266	803,669
Land	54	—	—	3,888	143,759	147,701
Office	4,482	—	—	3,364	918,529	926,375
Industrial	267	—	1,039	10,643	953,011	964,960
Retail	7,645	—	—	8,149	879,473	895,267
Multi-family	303	—	187	675	1,116,220	1,117,385
Mixed use and other	2,152	—	1,084	17,243	1,987,008	2,007,487
PCI - commercial real estate (1)	—	4,265	2,806	7,033	96,557	110,661
Total commercial real estate	15,933	4,265	5,612	54,872	6,892,823	6,973,505
Home equity	7,885	—	810	4,315	515,438	528,448
Residential real estate, including PCI	15,879	1,481	509	11,112	1,024,543	1,053,524
Premium finance receivables
Commercial insurance loans	14,797	6,558	5,628	20,767	2,941,038	2,988,788
Life insurance loans	—	168	4,788	35,046	4,349,597	4,389,599
PCI - life insurance loans (1)	—	—	—	—	165,770	165,770
Consumer and other, including PCI	326	280	47	350	119,801	120,804
Total loans, net of unearned income	$110,612	$15,251	$19,181	$176,162	$23,893,423	$24,214,629

Aging as a % of Loan Balance: As of March 31, 2019	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.7%	—%	—%	0.7%	98.6%	100.0%
Franchise	1.8	—	—	0.1	98.1	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	—	0.8	99.1	100.0
Leases	—	—	—	0.4	99.6	100.0
PCI - commercial (1)	—	9.9	—	1.8	88.3	100.0
Total commercial	0.7	—	—	0.6	98.7	100.0
Commercial real estate
Construction	0.1	—	0.1	0.5	99.3	100.0
Land	—	—	—	2.6	97.4	100.0
Office	0.5	—	—	0.4	99.1	100.0
Industrial	—	—	0.1	1.1	98.8	100.0
Retail	0.9	—	—	0.9	98.2	100.0
Multi-family	—	—	—	0.1	99.9	100.0
Mixed use and other	0.1	—	0.1	0.9	98.9	100.0
PCI - commercial real estate (1)	—	3.9	2.5	6.4	87.2	100.0
Total commercial real estate	0.2	0.1	0.1	0.8	98.8	100.0
Home equity	1.5	—	0.2	0.8	97.5	100.0
Residential real estate, including PCI	1.5	0.1	—	1.1	97.3	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.2	0.2	0.7	98.4	100.0
Life insurance loans	—	—	0.1	0.8	99.1	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.3	0.2	—	0.3	99.2	100.0
Total loans, net of unearned income	0.5%	0.1%	0.1%	0.7%	98.6%	100.0%

	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
As of December 31, 2018
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$34,298	—	1,451	21,618	5,062,729	5,120,096
Franchise	16,051	—	—	8,738	924,190	948,979
Mortgage warehouse lines of credit	—	—	—	—	144,199	144,199
Asset-based lending	635	—	200	3,156	1,022,065	1,026,056
Leases	—	—	—	1,250	564,430	565,680
PCI - commercial (1)	—	3,313	—	99	20,116	23,528
Total commercial	50,984	3,313	1,651	34,861	7,737,729	7,828,538
Commercial real estate
Construction	1,554	—	—	9,424	749,846	760,824
Land	107	—	170	107	141,097	141,481
Office	3,629	—	877	5,077	929,739	939,322
Industrial	285	—	—	16,596	885,367	902,248
Retail	10,753	—	1,890	1,729	878,106	892,478
Multi-family	311	—	77	5,575	970,597	976,560
Mixed use and other	2,490	—	1,617	8,983	2,192,105	2,205,195
PCI - commercial real estate (1)	—	6,241	6,195	4,075	98,633	115,144
Total commercial real estate	19,129	6,241	10,826	51,566	6,845,490	6,933,252
Home equity	7,147	—	131	3,105	541,960	552,343
Residential real estate, including PCI	16,383	1,292	1,692	6,171	976,926	1,002,464
Premium finance receivables
Commercial insurance loans	11,335	7,799	11,382	15,085	2,796,058	2,841,659
Life insurance loans	—	—	8,407	24,628	4,340,856	4,373,891
PCI - life insurance loans (1)	—	—	—	—	167,903	167,903
Consumer and other, including PCI	348	227	87	733	119,246	120,641
Total loans, net of unearned income	$105,326	$18,872	$34,176	$136,149	$23,526,168	$23,820,691

Aging as a % of Loan Balance: As of December 31, 2018	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.7%	—%	—%	0.4%	98.9%	100.0%
Franchise	1.7	—	—	0.9	97.4	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	—	0.3	99.6	100.0
Leases	—	—	—	0.2	99.8	100.0
PCI - commercial (1)	—	14.1	—	0.4	85.5	100.0
Total commercial	0.7	—	—	0.4	98.9	100.0
Commercial real estate
Construction	0.2	—	—	1.2	98.6	100.0
Land	0.1	—	0.1	0.1	99.7	100.0
Office	0.4	—	0.1	0.5	99.0	100.0
Industrial	—	—	—	1.8	98.1	100.0
Retail	1.2	—	0.2	0.2	98.4	100.0
Multi-family	—	—	—	0.6	99.4	100.0
Mixed use and other	0.1	—	0.1	0.4	99.4	100.0
PCI - commercial real estate (1)	—	5.4	5.4	3.5	85.7	100.0
Total commercial real estate	0.3	0.1	0.2	0.7	98.7	100.0
Home equity	1.3	—	—	0.6	98.1	100.0
Residential real estate, including PCI	1.6	0.1	0.2	0.6	97.5	100.0
Premium finance receivables
Commercial insurance loans	0.4	0.3	0.4	0.5	98.4	100.0
Life insurance loans	—	—	0.2	0.5	99.3	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.3	0.2	0.1	0.6	98.8	100.0
Total loans, net of unearned income	0.4%	0.1%	0.1%	0.6%	98.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2019, $19.2 million of all loans or 0.1%, were 60 to 89 days past due and $176.2 million of all loans or 0.7%, were 30 to 59 days (or one payment) past due. As of December 31, 2018, $34.2 million of all loans or 0.1%, were 60 to 89 days past due and $136.1 million, or 0.6%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at March 31, 2019 that were current with regard to the contractual terms of the loan agreement represent 97.5% of the total home equity portfolio. Residential real estate loans at March 31, 2019 that were current with regards to the contractual terms of the loan agreements comprise 97.3% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, and PCI loans, for the periods presented:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2019	2018
Balance at beginning of period	$113,234	$90,162
Additions, net	24,030	6,608
Return to performing status	(14,077)	(3,753)
Payments received	(4,024)	(2,569)
Transfer to OREO and other repossessed assets	(82)	(1,981)
Charge-offs	(3,992)	(3,555)
Net change for niche loans (1)	2,497	4,778
Balance at end of period	$117,586	$89,690

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for loan losses was appropriate at March 31, 2019, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Allowance for loan losses at beginning of period	$152,770	$137,905
Provision for credit losses	10,624	8,346
Other adjustments	(27)	(40)
Reclassification to allowance for unfunded lending-related commitments	(16)	26
Charge-offs:
Commercial	503	2,687
Commercial real estate	3,734	813
Home equity	88	357
Residential real estate	3	571
Premium finance receivables—commercial	2,210	4,721
Premium finance receivables—life insurance	—	—
Consumer and other	102	129
Total charge-offs	6,640	9,278
Recoveries:
Commercial	318	262
Commercial real estate	480	1,687
Home equity	62	123
Residential real estate	29	40
Premium finance receivables—commercial	556	385
Premium finance receivables—life insurance	—	—
Consumer and other	56	47
Total recoveries	1,501	2,544
Net charge-offs	(5,139)	(6,734)
Allowance for loan losses at period end	$158,212	$139,503
Allowance for unfunded lending-related commitments at period end	1,410	1,243
Allowance for credit losses at period end	$159,622	$140,746
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.01%	0.14%
Commercial real estate	0.19	(0.05)
Home equity	0.02	0.15
Residential real estate	(0.01)	0.26
Premium finance receivables—commercial	0.23	0.68
Premium finance receivables—life insurance	0.00	0.00
Consumer and other	0.16	0.26
Total loans, net of unearned income	0.09%	0.13%
Net charge-offs as a percentage of the provision for credit losses	48.37%	80.69%
Loans at period-end	$24,214,629	$22,062,134
Allowance for loan losses as a percentage of loans at period end	0.65%	0.63%
Allowance for credit losses as a percentage of loans at period end	0.66%	0.64%

The allowance for credit losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.4 million and $1.2 million as of March 31, 2019 and March 31, 2018, respectively.

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

At March 31, 2019, the Company had $144.1 million of impaired loans with $72.5 million of this balance requiring $13.6 million of specific impairment reserves. At December 31, 2018, the Company had $127.3 million of impaired loans with $60.2 million of this balance requiring $11.4 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from December 31, 2018 to March 31, 2019 occurred within the commercial, industrial and other portfolios. The recorded investment and specific impairment reserves in this portfolio increased by $16.7 million and $2.1 million, respectively, which was primarily the result of one relationship totaling $18 million becoming impaired and requiring $1.1 million of specific impairment reserve during the first quarter of 2019. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

TDRs

At March 31, 2019, the Company had $88.4 million in loans modified in TDRs. The $88.4 million in TDRs represents 163 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $66.1 million representing 134 credits at December 31, 2018 and increased from $47.7 million representing 85 credits at March 31, 2018.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was reviewed for impairment at March 31, 2019 and approximately $6.7 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at March 31, 2019, the Company was committed to lend an additional $34,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
Accruing TDRs:
Commercial	$19,650	$8,545	$19,803
Commercial real estate	14,123	13,895	16,087
Residential real estate and other	14,532	10,841	3,672
Total accruing TDRs	$48,305	$33,281	$39,562
Non-accrual TDRs: (1)
Commercial	$34,390	$27,774	$1,741
Commercial real estate	1,517	1,552	1,304
Residential real estate and other	4,150	3,495	5,069
Total non-accrual TDRs	$40,057	$32,821	$8,114
Total TDRs:
Commercial	$54,040	$36,319	$21,544
Commercial real estate	15,640	15,447	17,391
Residential real estate and other	18,682	14,336	8,741
Total TDRs	$88,362	$66,102	$47,676

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of March 31, 2019 and March 31, 2018, and shows the changes in the balance during those periods:

Three Months Ended March 31, 2019 (Dollars in thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$36,319	$15,447	$14,336	$66,102
Additions during the period	18,930	302	4,486	23,718
Reductions:
Charge-offs	—	—	—	—
Transferred to OREO and other repossessed assets	—	—	—	—
Removal of TDR loan status (1)	—	—	—	—
Payments received	(1,209)	(109)	(140)	(1,458)
Balance at period end	$54,040	$15,640	$18,682	$88,362

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

	Three Months Ended
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Balance at beginning of period	$24,820	$28,303	$40,646
Disposal/resolved	(2,758)	(3,848)	(3,679)
Transfers in at fair value, less costs to sell	32	997	1,789
Additions from acquisition	—	160	—
Fair value adjustments	(574)	(792)	(2,158)
Balance at end of period	$21,520	$24,820	$36,598

	Period End
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Residential real estate	$3,037	$3,446	$6,407
Residential real estate development	1,139	1,426	2,229
Commercial real estate	17,344	19,948	27,962
Total	$21,520	$24,820	$36,598

Deposits

Total deposits at March 31, 2019 were $26.8 billion, an increase of $3.5 billion, or 15%, compared to total deposits at March 31, 2018. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of March 31, 2019:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of March 31, 2019 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$249	$32,771	$99,466	$874,080	$1,006,566	1.52%
4-6 months	75,064	30,871	—	701,663	807,598	1.74%
7-9 months	—	13,019	—	583,211	596,230	1.80%
10-12 months	—	22,078	—	686,059	708,137	1.98%
13-18 months	—	7,181	—	909,809	916,990	2.24%
19-24 months	—	15,942	—	459,659	475,601	2.70%
24+ months	1,000	9,496	—	829,089	839,585	2.65%
Total	$76,313	$131,358	$99,466	$5,043,570	$5,350,707	2.05%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$6,444,378	25%	$6,542,228	27%	$6,639,845	29%
NOW and interest bearing demand deposits	2,803,338	11	2,671,283	11	2,255,692	10
Wealth management deposits	2,614,035	10	2,289,904	9	2,250,139	10
Money market	5,915,525	23	5,632,268	22	4,520,620	20
Savings	2,715,422	11	2,553,133	10	2,813,772	12
Time certificates of deposit	5,267,796	20	5,381,029	21	4,322,111	19
Total average deposits	$25,760,494	100%	$25,069,845	100%	$22,802,179	100%

Total average deposits for the first quarter of 2019 were $25.8 billion, an increase of $3.0 billion, or 13.0%, from the first quarter of 2018. The increase in average deposits is primarily attributable to the various acquisitions and branch openings along with additional deposits associated with relationships from marketing efforts during 2018.

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

	March 31,		December 31,
(Dollars in thousands)	2019	2018	2018	2017	2016
Total deposits	$26,804,742	$23,279,327	$26,094,678	$23,183,347	$21,658,632
Brokered deposits	1,622,842	1,599,455	1,071,562	1,445,306	1,159,475
Brokered deposits as a percentage of total deposits	6.1%	6.9%	4.1%	6.2%	5.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2019	2018	2018
FHLB advances	$594,335	$551,846	$872,811
Other borrowings:
Notes payable	144,284	149,744	37,389
Short-term borrowings	111,413	31,671	21,547
Secured borrowings	162,367	156,633	155,313
Other	47,507	47,830	48,876
Total other borrowings	$465,571	$385,878	$263,125
Subordinated notes	139,217	139,186	139,094
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$1,452,689	$1,330,476	$1,528,596
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $576.4 million at March 31, 2019, compared to $426.3 million at December 31, 2018 and $915.0 million at March 31, 2018.

Notes payable balances as of March 31, 2019 and December 31, 2018 represent the balances on a $200.0 million loan agreement with unaffiliated banks consisting of a $50.0 million revolving credit facility and a $150.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2019 and December 31, 2018, the Company had a balance under the term facility of $139.1 million and $144.5 million, respectively. The Company was contractually required to borrow the entire amount of the term facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. At March 31, 2019 and December 31, 2018 the Company had no outstanding balance on the $50.0 million revolving credit facility.

In connection with the establishment of the $200.0 million loan agreement, all outstanding notes payable balances under a $150.0 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility were paid in full. This $150.0 million loan agreement was also available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At March 31, 2018, the Company had a balance under the term facility of $33.7 million. At March 31, 2018, the Company had no outstanding balance on the $75.0 million revolving credit facility.
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $16.2 million at March 31, 2019 compared to $50.6 million at December 31, 2018 and $18.0 million at March 31, 2018. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. In February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $157.2 million at March 31, 2019 compared to $139.3 million at December 31, 2018 and $131.7 million at March 31, 2018. At March 31, 2019, the interest rate of the Canadian Secured Borrowing was 2.9398%. The remaining balance within secured borrowings at March 31, 2019 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other borrowings at March 31, 2019 include a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company. At March 31, 2019, the Fixed-Rate Promissory Note had a balance of $47.4 million compared to $47.7 million at December 31, 2018 and $48.7 million at March 31, 2018. Under the Fixed-Rate Promissory Note, the Company makes monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022.

At March 31, 2019, the Company had outstanding subordinated notes totaling $139.2 million compared to $139.2 million and $139.1 million outstanding at December 31, 2018 and March 31, 2018, respectively. The notes have a stated interest rate of 5.00% and mature in June 2024. These notes are stated at par adjusted for unamortized costs paid related to the issuance of this debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of March 31, 2019, December 31, 2018 and March 31, 2018. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At March 31, 2019, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

See Notes 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	March 31, 2019	December 31, 2018	March 31, 2018
Leverage ratio	9.1%	9.1%	9.3%
Tier 1 capital to risk-weighted assets	9.8	9.7	10.0
Common equity Tier 1 capital to risk-weighted assets	9.3	9.3	9.5
Total capital to risk-weighted assets	11.7	11.6	12.0
Total average equity-to-total average assets(1)	10.6	10.6	10.8

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January 2019 the Company declared a quarterly cash dividend of $0.25 per common share. In January, April, July and October of 2018, the Company declared a quarterly cash dividend of $0.19 per common share.

See Note 18 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D preferred stock in June 2015. The Company hereby incorporates by reference Note 18 of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

Announced Acquisitions

On February 20, 2019, the Company announced the signing of a definitive agreement to acquire Rush-Oak Corporation (“ROC”). ROC is the parent company of Oak Bank, which operates one banking location in the Gold Coast neighborhood of Chicago, Illinois. As of March 31, 2019, Oak Bank had approximately $201 million in assets, including approximately $141 million in loans, and approximately $163 million in deposits.

LIQUIDITY

Wintrust manages the liquidity position of its banking operations to ensure that sufficient funds are available to meet customers’ needs for loans and deposit withdrawals. The liquidity to meet these demands is provided by maturing assets, liquid assets that can be converted to cash and the ability to attract funds from external sources. Liquid assets refer to money market assets such as Federal funds sold and interest bearing deposits with banks, as well as available-for-sale debt securities and equity securities with readily determinable fair values which are not pledged to secure public funds.

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of federal securities laws. Forward-looking information can be identified through the use of words such as “intend,” “plan,” “project,” “expect,” “anticipate,” “believe,” “estimate,” “contemplate,” “possible,” “will,” “may,” “should,” “would” and “could.” Forward-looking statements and information are not historical facts, are premised on many factors and assumptions, and represent only management’s expectations, estimates and projections regarding future events. Similarly, these statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict, which may include, but are not limited to, those listed below and the Risk Factors discussed under Item 1A of the Company’s 2018 Annual Report on Form 10-K and in any of the Company’s subsequent SEC filings. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, the performance of its loan portfolio, the expected amount of future credit reserves and charge-offs, delinquency trends, growth plans, regulatory developments, securities that the Company may offer from time to time, and management’s long-term performance goals, as well as statements relating to the anticipated effects on financial condition and results of operations from expected developments or events, the Company’s business and growth strategies, including future acquisitions of banks, specialty finance or wealth management businesses, internal growth and plans to form additional de novo banks or branch offices. Actual results could differ materially from those addressed in the forward-looking statements as a result of numerous factors, including the following:

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at March 31, 2019, December 31, 2018 and March 31, 2018 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2019	14.9%	7.8%	(8.5)%
December 31, 2018	15.6%	7.9%	(8.6)%
March 31, 2018	18.8%	9.7%	(11.6)%

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
March 31, 2019	6.7%	3.5%	(3.3)%
December 31, 2018	7.4%	3.8%	(3.6)%
March 31, 2018	9.0%	4.6%	(4.8)%

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

During the first three months of 2019 and 2018, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of March 31, 2019 and 2018.

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

On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court granted this request and allowed Lehman Holdings to assert the additional claims against existing defendants as a supplemental complaint. Lehman Holdings filed its supplemental complaint against Wintrust Mortgage on December 4, 2018. Wintrust Mortgage's response to the supplemental complaint is due May 13, 2019. Wintrust Mortgage is currently evaluating whether it has obtained sufficient information to assess the merits of Lehman Holding's additional claims and to estimate the likelihood or amount of any potential liability for the additional claims.

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

On April 9, 2018, JPMorgan Chase & Co. as successor in interest to Bear Stearns and certain related Bear Stearns entities (collectively, “JPMC”) sent a demand letter to Wintrust Mortgage asserting an indemnification claim of approximately $4.6 million. JPMC alleges that it incurred this loss due to its reliance on misrepresentations in the loans Wintrust Mortgage originated, underwrote and sold to JPMC in the years prior to 2009. Wintrust Mortgage disputed JPMC’s allegations. On March 27, 2019, JPMC and Wintrust Mortgage settled the dispute for an immaterial amount.

On October 17, 2018, a former Wintrust Mortgage employee filed a lawsuit against Wintrust Mortgage alleging violation of California wage payment statutes on behalf of herself and all other hourly, non-exempt employees of Wintrust Mortgage in California from October 17, 2014 through the present. Wintrust Mortgage received service of the complaint on November 4, 2018. Wintrust Mortgage's response to the complaint was filed on February 25, 2019. At this time, Wintrust Mortgage lacks sufficient information to assess the merits of the allegations or to estimate either the likelihood or amount of any potential liability.

On October 17, 2018, two individual plaintiffs filed suit against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen, Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which was granted on March 5, 2019. On April 3, 2019, Plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank’s motion to dismiss the amended complaint is due May 17, 2019 and hearing is scheduled for July 2, 2019. Northbrook Bank believes the allegations in the amended complaint to be legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

On August 1, 2018, Wintrust Bank acquired Delaware Place Bank. As part of the acquisition, Wintrust Bank took over litigation of a pending commercial real estate collection matter against Foulds, Inc., the borrower, and Christopher Bradley, the guarantor. Defendants asserted counterclaims alleging Delaware Place Bank breached its contractual and fiduciary duties to the borrower and made certain fraudulent misrepresentations. The counterclaim does not specify the amount of damages sought. Wintrust Bank believes the allegations to be legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

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

Item 1A: Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2019. There is currently no authorization to repurchase shares of outstanding common stock.

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

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	May 9, 2019	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)