Form 10-Q
period 2019-06-30
WINTRUST FINANCIAL CORP
filed 2019-08-09
CIK 1015328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35077
_____________________________________
WINTRUST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-3873352
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
9700 W. Higgins Road, Suite 800
Rosemont, Illinois 60018
(Address of principal executive offices)
(847) 939-9000
(Registrant’s telephone number, including area code)

Title of Each Class	Ticker Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	WTFC	The NASDAQ Global Select Market
Series D Preferred Stock, no par value	WTFCM	The NASDAQ Global Select Market
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
Common Stock — no par value, 56,689,496 shares, as of July 31, 2019

PART I
ITEM 1. FINANCIAL STATEMENTS
WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)		(Unaudited)
(In thousands, except share data)	June 30, 2019	December 31, 2018	June 30, 2018
Assets
Cash and due from banks	$300,934	$392,142	$304,580
Federal funds sold and securities purchased under resale agreements	58	58	62
Interest bearing deposits with banks	1,437,105	1,099,594	1,221,407
Available-for-sale securities, at fair value	2,186,154	2,126,081	1,940,787
Held-to-maturity securities, at amortized cost ($1.2 billion, $1.0 billion and $851.8 million fair value at June 30, 2019, December 31, 2018, and June 30, 2018 respectively)	1,191,634	1,067,439	890,834
Trading account securities	2,430	1,692	862
Equity securities with readily determinable fair value	44,319	34,717	37,839
Federal Home Loan Bank and Federal Reserve Bank stock	92,026	91,354	96,699
Brokerage customer receivables	13,569	12,609	16,649
Mortgage loans held-for-sale, at fair value	394,975	264,070	455,712
Loans, net of unearned income	25,304,659	23,820,691	22,610,560
Allowance for loan losses	(160,421)	(152,770)	(143,402)
Net loans	25,144,238	23,667,921	22,467,158
Premises and equipment, net	711,214	671,169	639,345
Lease investments, net	230,111	233,208	194,160
Accrued interest receivable and other assets	1,023,896	696,707	666,673
Trade date securities receivable	237,607	263,523	450
Goodwill	584,911	573,141	509,957
Other intangible assets	46,588	49,424	21,414
Total assets	$33,641,769	$31,244,849	$29,464,588
Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$6,719,958	$6,569,880	$6,520,724
Interest bearing	20,798,857	19,524,798	17,844,755
Total deposits	27,518,815	26,094,678	24,365,479
Federal Home Loan Bank advances	574,823	426,326	667,000
Other borrowings	418,057	393,855	255,701
Subordinated notes	436,021	139,210	139,148
Junior subordinated debentures	253,566	253,566	253,566
Accrued interest payable and other liabilities	993,537	669,644	676,823
Total liabilities	30,194,819	27,977,279	26,357,717
Shareholders’ Equity:
Preferred stock, no par value; 20,000,000 shares authorized at June 30, 2019, December 31, 2018 and June 30, 2018; Series D - $25 liquidation value; 5,000,000 shares issued and outstanding at June 30, 2019, December 31, 2018 and June 30, 2018	125,000	125,000	125,000
Common stock, no par value; $1.00 stated value; 100,000,000 shares authorized at June 30, 2019, December 31, 2018 and June 30, 2018; 56,794,328 shares issued at June 30, 2019, 56,518,119 shares issued at December 31, 2018 and 56,436,564 shares issued at June 30, 2018	56,794	56,518	56,437
Surplus	1,569,969	1,557,984	1,547,511
Treasury stock, at cost, 126,482 shares at June 30, 2019, 110,561 shares at December 31, 2018, and 107,288 shares at June 30, 2018	(6,650)	(5,634)	(5,355)
Retained earnings	1,747,266	1,610,574	1,464,494
Accumulated other comprehensive loss	(45,429)	(76,872)	(81,216)
Total shareholders’ equity	3,446,950	3,267,570	3,106,871
Total liabilities and shareholders’ equity	$33,641,769	$31,244,849	$29,464,588
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income
Interest and fees on loans	$309,161	$255,063	$606,148	$490,057
Mortgage loans held-for-sale	3,104	4,226	5,313	7,044
Interest bearing deposits with banks	5,206	3,243	10,506	6,039
Federal funds sold and securities purchased under resale agreements	—	1	—	1
Investment securities	27,721	19,888	55,677	39,016
Trading account securities	5	4	13	18
Federal Home Loan Bank and Federal Reserve Bank stock	1,439	1,455	2,794	2,753
Brokerage customer receivables	178	167	333	324
Total interest income	346,814	284,047	680,784	545,252
Interest expense
Interest on deposits	67,024	35,293	128,000	61,842
Interest on Federal Home Loan Bank advances	4,193	4,263	6,643	7,902
Interest on other borrowings	3,525	1,698	7,158	3,397
Interest on subordinated notes	2,806	1,787	4,581	3,560
Interest on junior subordinated debentures	3,064	2,836	6,214	5,299
Total interest expense	80,612	45,877	152,596	82,000
Net interest income	266,202	238,170	528,188	463,252
Provision for credit losses	24,580	5,043	35,204	13,389
Net interest income after provision for credit losses	241,622	233,127	492,984	449,863
Non-interest income
Wealth management	24,139	22,617	48,116	45,603
Mortgage banking	37,411	39,834	55,569	70,794
Service charges on deposit accounts	9,277	9,151	18,125	18,008
Gains (losses) on investment securities, net	864	12	2,228	(339)
Fees from covered call options	643	669	2,427	2,266
Trading (losses) gains, net	(44)	124	(215)	227
Operating lease income, net	11,733	8,746	22,529	18,437
Other	14,135	14,080	31,036	25,916
Total non-interest income	98,158	95,233	179,815	180,912
Non-interest expense
Salaries and employee benefits	133,732	121,675	259,455	234,111
Equipment	12,759	10,527	24,529	20,599
Operating lease equipment depreciation	8,768	6,940	17,087	13,473
Occupancy, net	15,921	13,663	32,166	27,430
Data processing	6,204	8,752	13,729	17,245
Advertising and marketing	12,845	11,782	22,703	20,606
Professional fees	6,228	6,484	11,784	13,133
Amortization of other intangible assets	2,957	997	5,899	2,001
FDIC insurance	4,127	4,598	7,703	8,960
OREO expense, net	1,290	980	1,922	3,906
Other	24,776	20,371	47,004	39,654
Total non-interest expense	229,607	206,769	443,981	401,118
Income before taxes	110,173	121,591	228,818	229,657
Income tax expense	28,707	32,011	58,206	58,096
Net income	$81,466	$89,580	$170,612	$171,561
Preferred stock dividends	2,050	2,050	4,100	4,100
Net income applicable to common shares	$79,416	$87,530	$166,512	$167,461
Net income per common share—Basic	$1.40	$1.55	$2.94	$2.98
Net income per common share—Diluted	$1.38	$1.53	$2.91	$2.93
Cash dividends declared per common share	$0.25	$0.19	$0.50	$0.38
Weighted average common shares outstanding	56,662	56,299	56,596	56,218
Dilutive potential common shares	699	928	700	909
Average common shares and dilutive common shares	57,361	57,227	57,296	57,127
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$81,466	$89,580	$170,612	$171,561
Unrealized gains (losses) on available-for-sale securities
Before tax	26,177	(9,455)	64,452	(45,639)
Tax effect	(6,977)	2,541	(17,296)	12,251
Net of tax	19,200	(6,914)	47,156	(33,388)
Reclassification of net gains (losses) on available-for-sale securities included in net income
Before tax	523	(20)	456	(995)
Tax effect	(140)	8	(122)	270
Net of tax	383	(12)	334	(725)
Reclassification of amortization of unrealized gains on investment securities transferred to held-to-maturity from available-for-sale
Before tax	214	20	358	16
Tax effect	(57)	(5)	(98)	(4)
Net of tax	157	15	260	12
Net unrealized gains (losses) on available-for-sale securities	18,660	(6,917)	46,562	(32,675)
Unrealized (losses) gains on derivative instruments
Before tax	(22,168)	1,082	(27,164)	4,157
Tax effect	5,918	(290)	7,263	(1,116)
Net unrealized (losses) gains on derivative instruments	(16,250)	792	(19,901)	3,041
Foreign currency adjustment
Before tax	3,232	(2,660)	6,123	(6,513)
Tax effect	(727)	664	(1,341)	1,620
Net foreign currency adjustment	2,505	(1,996)	4,782	(4,893)
Total other comprehensive income (loss)	4,915	(8,121)	31,443	(34,527)
Comprehensive income	$86,381	$81,459	$202,055	$137,034
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands)	Preferred stock	Common stock	Surplus	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
Balance at March 31, 2018	$125,000	$56,364	$1,540,673	$(5,355)	$1,387,663	$(73,095)	$3,031,250
Net income	—	—	—	—	89,580	—	89,580
Other comprehensive loss, net of tax	—	—	—	—	—	(8,121)	(8,121)
Cash dividends declared on common stock, $0.19 per share	—	—	—	—	(10,699)	—	(10,699)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	3,415	—	—	—	3,415
Common stock issued for:
Exercise of stock options and warrants	—	64	2,399	—	—	—	2,463
Restricted stock awards	—	2	(2)	—	—	—	—
Employee stock purchase plan	—	7	601	—	—	—	608
Director compensation plan	—	—	425	—	—	—	425
Balance at June 30, 2018	$125,000	$56,437	$1,547,511	$(5,355)	$1,464,494	$(81,216)	$3,106,871

Balance at January 1, 2018	$125,000	$56,068	$1,529,035	$(4,986)	$1,313,657	$(41,835)	$2,976,939
Cumulative effect adjustment from the adoption of:
ASU 2016-01	—	—	—	—	1,880	(1,880)	—
ASU 2017-12	—	—	—	—	(116)	—	(116)
ASU 2018-02	—	—	—	—	2,974	(2,974)	—
Net income	—	—	—	—	171,561	—	171,561
Other comprehensive loss, net of tax	—	—	—	—	—	(34,527)	(34,527)
Cash dividends declared on common stock, $0.38 per share	—	—	—	—	(21,362)	—	(21,362)
Dividends on preferred stock, $0.82 per share	—	—	—	—	(4,100)	—	(4,100)
Stock-based compensation	—	—	7,098	—	—	—	7,098
Common stock issued for:
Exercise of stock options and warrants	—	243	9,416	—	—	—	9,659
Restricted stock awards	—	92	(92)	(369)	—	—	(369)
Employee stock purchase plan	—	15	1,223	—	—	—	1,238
Director compensation plan	—	19	831	—	—	—	850
Balance at June 30, 2018	$125,000	$56,437	$1,547,511	$(5,355)	$1,464,494	$(81,216)	$3,106,871

Balance at March 31, 2019	$125,000	$56,765	$1,565,185	$(6,650)	$1,682,016	$(50,344)	$3,371,972
Net income	—	—	—	—	81,466	—	81,466
Other comprehensive income, net of tax	—	—	—	—	—	4,915	4,915
Cash dividends declared on common stock, $0.25 per share	—	—	—	—	(14,166)	—	(14,166)
Dividends on preferred stock, $0.41 per share	—	—	—	—	(2,050)	—	(2,050)
Stock-based compensation	—	—	2,965	—	—	—	2,965
Common stock issued for:
Exercise of stock options and warrants	—	16	643	—	—	—	659
Restricted stock awards	—	3	(3)	—	—	—	—
Employee stock purchase plan	—	10	656	—	—	—	666
Director compensation plan	—	—	523	—	—	—	523
Balance at June 30, 2019	$125,000	$56,794	$1,569,969	$(6,650)	$1,747,266	$(45,429)	$3,446,950

Balance at January 1, 2019	$125,000	$56,518	$1,557,984	$(5,634)	$1,610,574	$(76,872)	$3,267,570
Cumulative effect adjustment from the adoption of ASU 2017-08	—	—	—	—	(1,531)	—	(1,531)
Net income	—	—	—	—	170,612	—	170,612
Other comprehensive income, net of tax	—	—	—	—	—	31,443	31,443
Cash dividends declared on common stock, $0.50 per share	—	—	—	—	(28,289)	—	(28,289)
Dividends on preferred stock, $0.82 per share	—	—	—	—	(4,100)	—	(4,100)
Stock-based compensation	—	—	6,283	—	—	—	6,283
Common stock issued for:
Exercise of stock options and warrants	—	95	3,507	(575)	—	—	3,027
Restricted stock awards	—	142	(142)	(441)	—	—	(441)
Employee stock purchase plan	—	21	1,328	—	—	—	1,349
Director compensation plan	—	18	1,009	—	—	—	1,027
Balance at June 30, 2019	$125,000	$56,794	$1,569,969	$(6,650)	$1,747,266	$(45,429)	$3,446,950
See accompanying notes to unaudited consolidated financial statements.

WINTRUST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018
Operating Activities:
Net income	$170,612	$171,561
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	35,204	13,389
Depreciation, amortization and accretion, net	43,322	31,986
Stock-based compensation expense	6,283	7,098
Net amortization of premium on securities	2,971	4,069
Accretion of discount on loans	(11,746)	(9,860)
Mortgage servicing rights fair value change, net	19,122	(3,664)
Originations and purchases of mortgage loans held-for-sale	(1,832,264)	(1,875,225)
Proceeds from sales of mortgage loans held-for-sale	1,736,063	1,770,257
Bank owned life insurance ("BOLI") income	(2,740)	(2,258)
(Increase) decrease in trading securities, net	(738)	133
Net (increase) decrease in brokerage customer receivables	(960)	9,782
Gains on mortgage loans sold	(51,086)	(49,200)
(Gains) losses on investment securities, net	(2,228)	339
Losses on sales of premises and equipment, net	37	18
Net losses on sales and fair value adjustments of other real estate owned	1,115	3,008
Increase in accrued interest receivable and other assets, net	(139,971)	(61,562)
Increase in accrued interest payable and other liabilities, net	49,233	92,374
Net Cash Provided by Operating Activities	22,229	102,245
Investing Activities:
Proceeds from maturities and calls of available-for-sale securities	231,198	133,209
Proceeds from maturities and calls of held-to-maturity securities	51,393	6,014
Proceeds from sales of available-for-sale securities	667,918	208,991
Proceeds from sales of equity securities with readily determinable fair value	11,000	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	609	616
Purchases of available-for-sale securities	(871,269)	(475,998)
Purchases of held-to-maturity securities	(178,331)	(70,993)
Purchases of equity securities with readily determinable fair value	(18,677)	—
Purchases of equity securities without readily determinable fair value	(1,072)	(2,741)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock, net	(672)	(6,710)
Distributions from investments in partnerships, net	772	479
Net cash received (paid) in business combinations	748	(18,708)
Proceeds from sales of other real estate owned	5,155	8,236
Net increase in interest bearing deposits with banks	(337,581)	(160,456)
Net increase in loans	(1,340,204)	(937,503)
Redemption of BOLI	—	2,121
Purchases of premises and equipment, net	(31,297)	(32,318)
Net Cash Used for Investing Activities	(1,810,310)	(1,345,761)
Financing Activities:
Increase in deposit accounts	1,262,941	1,182,140
Increase (decrease) in other borrowings, net	16,243	(4,489)
Increase in Federal Home Loan Bank advances, net	148,441	107,000
Proceeds from the issuance of subordinated notes, net	296,741	—
Cash payments to settle contingent consideration liabilities recognized in business combinations	(66)	—
Issuance of common shares resulting from the exercise of stock options, employee stock purchase plan and conversion of common stock warrants	5,978	11,747
Common stock repurchases for tax withholdings related to stock-based compensation	(1,016)	(369)
Dividends paid	(32,389)	(25,462)
Net Cash Provided by Financing Activities	1,696,873	1,270,567
Net (Decrease) Increase in Cash and Cash Equivalents	(91,208)	27,051
Cash and Cash Equivalents at Beginning of Period	392,200	277,591
Cash and Cash Equivalents at End of Period	$300,992	$304,642
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

The Company adopted ASU No. 2016-02 and all subsequent updates issued to clarify and improve specific areas of this ASU as of January 1, 2019. The Company elected an optional transition method to apply the new guidance at the date of adoption (i.e. January 1, 2019) and continue applying current lease accounting guidance for comparative periods (i.e. reporting periods in 2018). As a result, as of January 1, 2019, the Company recognized a separate lease liability and right-of-use asset of approximately $199.4 million and $170.6 million, respectively, for leasing arrangements in which the Company is a lessee. The difference in the separate lease liability and right-of-use asset represents any remaining amounts related to prepayments, payment deferrals and lease incentives as of January 1, 2019. As of June 30, 2019, the separate lease liability and right-of-use asset was $195.1 million and $163.1 million, respectively. The separate liability and asset are included within accrued interest payable and other liabilities and accrued interest receivable and other assets, respectively, within the Company's Consolidated Statements of Condition. The leasing arrangements requiring recognition on the Consolidated Statements of Condition primarily related to certain banking facilities under operating lease agreements as well as other leasing arrangements in which the Company has the right of use of specific signage related to sponsorships and other agreements and certain automatic teller machines and other equipment. The Company utilized the following other transition elections and practical expedients:

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

•
An accounting policy election for short-term leases (i.e. terms of 12 months or less with no purchase option expected to be exercised) to apply accounting similar to ASC 840, specifically to not recognize separate lease liabilities and right-of-use assets.

As noted above, in accordance with ASU No. 2016-02 and all subsequent updates, the Company recognized a separate lease liability and right-of-use asset related to leasing arrangements in which the Company is the lessee of the identified asset. These lease arrangements include primarily the use of certain buildings, retail space and office space for the Company's operations and are considered operating leases. The underlying agreements of these arrangements often require fixed payments on a monthly basis. These fixed payments are included as consideration when measuring the separate lease liability and right-of-use asset noted above. Other payments are made on a monthly basis for certain items that are considered variable, including payments for insurance, real estate taxes and maintenance. Additionally, underlying agreements often have an initial period of use followed by certain extension periods. The Company considers such extensions for purposes of lease classification and the measurement of the separate lease liability and right-of-use asset. If the Company is reasonably certain to elect to extend the leasing arrangement, the lease term would include these periods for the purposes noted above. As a lessee, the Company cannot readily determine the rate implicit in the lease. As a result, the Company uses its incremental borrowing rate when measuring the separate lease liability and right-of-use asset. The Company estimated the incremental borrowing rate as the rate of interest that would be paid to borrow on a collateralized basis over a similar term in a similar economic environment.

The following tables provide a summary of lease costs and future required fixed payments related to the Company's leasing arrangements in which it is the lessee:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$5,963	$12,058
Short-term lease cost	131	312
Variable lease cost	713	1,489
Sublease income	(98)	(181)
Total lease cost	$6,709	$13,678

Cash paid for amounts included in the measurement of operating lease liabilities	$5,935	$11,698
Weighted average remaining lease term - operating leases	13.6 years
Weighted average discount rate - operating leases	4.02%

(In thousands)	Payments
Remaining in 2019	$14,836
2020	23,114
2021	21,257
2022	20,517
2023	18,407
2024	17,353
2025 and thereafter	146,109
Total minimum future amounts	$261,593
Impact of measuring the lease liability on a discounted basis	(66,505)
Total lease liability	$195,088

Allowance for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the current incurred loss methodology for recognizing credit losses, which delays recognition until it is probable a loss has been incurred, with a methodology that reflects an estimate of all expected credit losses and considers additional reasonable and supportable forecasted information when determining credit loss estimates. This impacts the calculation of an allowance for credit losses for all financial assets measured under the amortized cost basis, including held-to-maturity debt securities and purchased credit impaired ("PCI") loans at the time of and subsequent to acquisition. Additionally, credit losses related to available-for-sale debt securities would be recorded through the allowance for credit losses and not as a direct adjustment to the amortized cost of the securities. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach.

The FASB has continued to issue various updates to clarify and improve specific areas of ASU No. 2016-13. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” to clarify the implementation guidance within ASU No. 2016-13 surrounding narrow aspects of Topic 326, including the impact of the guidance on operating lease receivables. In May 2019, FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," allowing for the irrevocable election of the fair value option for certain financial assets, on an instrument-by-instrument basis, within the scope previously measured at amortized cost basis. Like ASU No. 2016-13, these ASUs are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied under a modified retrospective approach.

The Company has continued its efforts in implementation of ASU No. 2016-13 and all subsequent updates issued to clarify and improve specific areas of this ASU. At this time, the Company is continuing to develop modeling methodologies for estimating expected credit losses using reasonable and supportable forecast information. Additionally, the Company is utilizing certain historical data and a previously selected platform to build, store, execute and determine the financial impact. Controls and processes are also being designed for the continued implementation process and after the effective date. Further, as noted above, certain accounting policy elections are available under the new rules. At this time, the Company expects to utilize the following approach to such elections:

•
The Company expects to not measure an allowance for credit losses on accrued interest if such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income.

•	The Company expects to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost.

•
The Company expects to not maintain current accounting policies for existing PCI financial assets. At the effective date, such assets will be considered purchased credit deteriorated ("PCD") assets and measured accordingly under the new rules.

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

(3) Business Combinations and Asset Acquisitions

Bank Acquisitions

On May 24, 2019, the Company completed its acquisition of Rush-Oak Corporation ("ROC"). ROC was the parent company of Oak Bank. Through this business combination, the Company acquired Oak Bank's one banking location in Chicago, Illinois, as well as approximately $223.8 million in assets, including loans with a fair value of approximately $126.1 million, and approximately $161.2 million in deposits. The Company recorded goodwill of $10.7 million on the acquisition.

On December 7, 2018, the Company completed its acquisition of certain assets and the assumption of certain liabilities of American Enterprise Bank ("AEB"). Through this asset acquisition, the Company acquired approximately $164.0 million in assets, including loans with a fair value of approximately $119.3 million, and approximately $150.8 million in deposits.

On August 1, 2018, the Company completed its acquisition of Chicago Shore Corporation ("CSC"). CSC was the parent company of Delaware Place Bank. Through this business combination, the Company acquired Delaware Place Bank’s one banking location in Chicago, Illinois, approximately $282.8 million in assets, including loans with a fair value of approximately $152.7 million, and approximately $213.1 million in deposits. Additionally, the Company recorded goodwill of $26.6 million on the acquisition.

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

(5) Investment Securities

The following tables are a summary of the investment securities portfolios as of the dates shown:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury	$131,238	$1,051	$(20)	$132,269
U.S. Government agencies	167,847	3,093	—	170,940
Municipal	138,097	4,627	(115)	142,609
Corporate notes:
Financial issuers	97,065	91	(7,293)	89,863
Other	1,000	50	—	1,050
Mortgage-backed: (1)
Mortgage-backed securities	1,606,549	13,402	(10,727)	1,609,224
Collateralized mortgage obligations	39,774	603	(178)	40,199
Total available-for-sale securities	$2,181,570	$22,917	$(18,333)	$2,186,154
Held-to-maturity securities
U.S. Government agencies	$952,526	$3,241	$(2,603)	$953,164
Municipal	239,108	6,521	(315)	245,314
Total held-to-maturity securities	$1,191,634	$9,762	$(2,918)	$1,198,478
Equity securities with readily determinable fair value	$42,087	$2,984	$(752)	$44,319

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$126,199	$391	$(186)	$126,404
U.S. Government agencies	139,420	917	(30)	140,307
Municipal	136,831	2,427	(768)	138,490
Corporate notes:
Financial issuers	97,079	35	(7,069)	90,045
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,641,146	2,510	(57,317)	1,586,339
Collateralized mortgage obligations	43,819	500	(823)	43,496
Total available-for-sale securities	$2,185,494	$6,780	$(66,193)	$2,126,081
Held-to-maturity securities
U.S. Government agencies	$814,864	$1,141	$(28,576)	$787,429
Municipal	252,575	1,100	(5,008)	248,667
Total held-to-maturity securities	$1,067,439	$2,241	$(33,584)	$1,036,096
Equity securities with readily determinable fair value	$34,410	$1,532	$(1,225)	$34,717

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for-sale securities
U.S. Treasury	$30,506	$—	$(290)	$30,216
U.S. Government agencies	114,692	17	(301)	114,408
Municipal	131,488	1,945	(840)	132,593
Corporate notes:
Financial issuers	98,285	104	(4,012)	94,377
Other	1,000	—	—	1,000
Mortgage-backed: (1)
Mortgage-backed securities	1,589,815	164	(70,815)	1,519,164
Collateralized mortgage obligations	51,617	5	(2,593)	49,029
Total available-for-sale securities	$2,017,403	$2,235	$(78,851)	$1,940,787
Held-to-maturity securities
U.S. Government agencies	$639,433	$—	$(34,040)	$605,393
Municipal	251,401	927	(5,879)	246,449
Total held-to-maturity securities	$890,834	$927	$(39,919)	$851,842
Equity securities with readily determinable fair value	$34,230	$4,783	$(1,174)	$37,839

(1)	Consisting entirely of residential mortgage-backed securities, none of which are subprime.

Equity securities without readily determinable fair values totaled $27.3 million as of June 30, 2019. Equity securities without readily determinable fair values are included as part of accrued interest receivable and other assets in the Company's Consolidated Statements of Condition. The Company recorded a $110,000 upward adjustment and no downward adjustments on such securities in the second quarter of 2019 related to observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company monitors its equity investments without a readily determinable fair values to identify potential transactions that may indicate an observable price change requiring adjustment to its carrying amount.

The following table presents the portion of the Company’s available-for-sale and held-to-maturity investment securities portfolios which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for greater than 12 months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities
U.S. Treasury	$—	$—	$24,982	$(20)	$24,982	$(20)
U.S. Government agencies	—	—	—	—	—	—
Municipal	5,512	(3)	6,566	(112)	12,078	(115)
Corporate notes:
Financial issuers	9,965	(33)	66,716	(7,260)	76,681	(7,293)
Other	—	—	—	—	—	—
Mortgage-backed:
Mortgage-backed securities	665	(7)	841,068	(10,720)	841,733	(10,727)
Collateralized mortgage obligations	—	—	8,335	(178)	8,335	(178)
Total available-for-sale securities	$16,142	$(43)	$947,667	$(18,290)	$963,809	$(18,333)
Held-to-maturity securities
U.S. Government agencies	$14,221	$(68)	$180,104	$(2,535)	$194,325	$(2,603)
Municipal	3,701	(36)	14,505	(279)	18,206	(315)
Total held-to-maturity securities	$17,922	$(104)	$194,609	$(2,814)	$212,531	$(2,918)

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

The Company does not consider securities with unrealized losses at June 30, 2019 to be other-than-temporarily impaired. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost bases, which may be the maturity dates of the securities. The unrealized losses within each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Securities with continuous unrealized losses existing for more than twelve months were primarily mortgage-backed securities, U.S. Government agency securities and corporate notes.

The following table provides information as to the amount of gross gains and losses, adjustments and impairment on investment securities recognized in earnings and proceeds received through the sale or call of investment securities:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Realized gains on investment securities	$530	$6	$547	$6
Realized losses on investment securities	(7)	(26)	(91)	(1,001)
Net realized gains (losses) on investment securities	523	$(20)	456	$(995)
Unrealized gains on equity securities with readily determinable fair value	703	229	2,134	2,102
Unrealized losses on equity securities with readily determinable fair value	(209)	(222)	(209)	(1,065)
Net unrealized gains on equity securities with readily determinable fair value	494	7	1,925	1,037
Upward adjustments of equity securities without readily determinable fair values	110	25	110	156
Downward adjustments of equity securities without readily determinable fair values	—	—	—	—
Impairment of equity securities without readily determinable fair values	(263)	—	(263)	(537)
Adjustment and impairment, net, of equity securities without readily determinable fair values	(153)	25	(153)	(381)
Other than temporary impairment charges	—	—	—	—
Gains (losses) on investment securities, net	$864	$12	$2,228	$(339)
Proceeds from sales of available-for-sale securities	$404,462	$—	$667,918	$208,991
Proceeds from sales of equity securities with readily determinable fair value	11,000	—	11,000	—
Proceeds from sales and capital distributions of equity securities without readily determinable fair value	396	616	609	616

During the three months and six months ended June 30, 2019, the Company recorded $263,000 of impairment of equity securities without readily determinable fair values. The Company conducts a quarterly assessment of its equity securities without a readily determinable fair values to determine whether impairment exists in such securities, considering, among other factors, the nature of the securities, financial condition of the issuer and expected future cash flows.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities as of June 30, 2019, December 31, 2018 and June 30, 2018, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Mortgage-backed securities are not included in the maturity categories in the following maturity summary as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without penalties:

	June 30, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities
Due in one year or less	$114,853	$115,231	$82,206	$82,153	$147,550	$147,271
Due in one to five years	137,427	139,958	168,855	169,307	103,903	103,919
Due in five to ten years	114,428	109,246	121,129	115,206	117,799	114,640
Due after ten years	168,539	172,296	128,339	129,580	6,719	6,764
Mortgage-backed	1,646,323	1,649,423	1,684,965	1,629,835	1,641,432	1,568,193
Total available-for-sale securities	$2,181,570	$2,186,154	$2,185,494	$2,126,081	$2,017,403	$1,940,787
Held-to-maturity securities
Due in one year or less	$7,573	$7,566	$10,009	$9,979	$5,667	$5,658
Due in one to five years	27,768	27,952	29,436	28,995	32,392	31,863
Due in five to ten years	321,474	325,009	295,897	290,206	214,991	208,835
Due after ten years	834,819	837,951	732,097	706,916	637,784	605,486
Total held-to-maturity securities	$1,191,634	$1,198,478	$1,067,439	$1,036,096	$890,834	$851,842

Securities having a fair value of $1.9 billion at June 30, 2019 as well as securities having a fair value of $1.7 billion and $1.7 billion at December 31, 2018 and June 30, 2018, respectively, were pledged as collateral for public deposits, trust deposits, Federal Home Loan Bank ("FHLB") advances, securities sold under repurchase agreements and derivatives. At June 30, 2019, there were no securities of a single issuer, other than U.S. Government-sponsored agency securities, which exceeded 10% of shareholders’ equity.

(6) Loans

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2019	2018	2018
Balance:
Commercial	$8,270,774	$7,828,538	$7,289,060
Commercial real estate	7,276,244	6,933,252	6,575,084
Home equity	527,370	552,343	593,500
Residential real estate	1,118,178	1,002,464	895,470
Premium finance receivables—commercial	3,368,423	2,841,659	2,833,452
Premium finance receivables—life insurance	4,634,478	4,541,794	4,302,288
Consumer and other	109,192	120,641	121,706
Total loans, net of unearned income	$25,304,659	$23,820,691	$22,610,560
Mix:
Commercial	33%	33%	32%
Commercial real estate	29	29	29
Home equity	2	2	3
Residential real estate	4	4	4
Premium finance receivables—commercial	13	12	12
Premium finance receivables—life insurance	18	19	19
Consumer and other	1	1	1
Total loans, net of unearned income	100%	100%	100%

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

Certain premium finance receivables are recorded net of unearned income. The unearned income portions of such premium finance receivables were $119.7 million at June 30, 2019, $112.9 million at December 31, 2018 and $96.2 million at June 30, 2018.

Total loans, excluding PCI loans, include net deferred loan fees and costs and fair value purchase accounting adjustments totaling $5.6 million at June 30, 2019, $4.5 million at December 31, 2018 and $11.5 million at June 30, 2018. PCI loans are recorded net of credit discounts. See “Acquired Loan Information at Acquisition - PCI Loans” below.

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

	June 30, 2019		December 31, 2018
(In thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value

PCI loans	$332,415	$310,785	$341,555	$318,394

The following table provides estimated details as of the date of acquisition on loans acquired during the second quarter of 2019 with evidence of credit quality deterioration since origination:

(In thousands)	ROC
Contractually required payments including interest	$27,510
Less: Nonaccretable difference	2,162
Cash flows expected to be collected (1)	25,348
Less: Accretable yield	1,874
Fair value of PCI loans acquired	$23,474
(1) Represents undiscounted expected principal and interest cash at acquisition.

See Note 7—Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans for further discussion regarding the allowance for loan losses associated with PCI loans at June 30, 2019.

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

The following table provides activity for the accretable yield of PCI loans:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Accretable yield, beginning balance	$34,092	$35,692	$34,876	$36,565
Acquisitions	1,874	—	1,874	—
Accretable yield amortized to interest income	(4,084)	(4,152)	(7,913)	(8,771)
Reclassification from non-accretable difference (1)	432	1,306	2,006	2,862
Increases in interest cash flows due to payments and changes in interest rates	1,975	1,501	3,446	3,691
Accretable yield, ending balance	$34,289	$34,347	$34,289	$34,347

(1)	Reclassification is the result of subsequent increases in expected principal cash flows.

Accretion to interest income accounted for under ASC 310-30 totaled $4.1 million and $4.2 million in the second quarter of 2019 and 2018, respectively. For the first six months ended June 30, 2019 and 2018, the Company recorded accretion to interest income of $7.9 million and $8.8 million, respectively. These amounts are included within interest and fees on loans in the Consolidated Statements of Income.

(7) Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans

The tables below show the aging of the Company’s loan portfolio at June 30, 2019, December 31, 2018 and June 30, 2018:

As of June 30, 2019		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$35,902	$488	$3,711	$10,271	$5,245,403	$5,295,775
Franchise	11,076	—	—	—	915,445	926,521
Mortgage warehouse lines of credit	—	—	—	—	275,170	275,170
Asset-based lending	568	—	972	4,275	1,062,411	1,068,226
Leases	58	—	—	808	679,891	680,757
PCI - commercial (1)	—	1,451	600	748	21,526	24,325
Total commercial	47,604	1,939	5,283	16,102	8,199,846	8,270,774
Commercial real estate:
Construction	1,030	—	—	23,702	813,767	838,499
Land	1,226	—	—	2,227	142,186	145,639
Office	8,981	—	892	14,596	932,749	957,218
Industrial	368	—	552	874	954,736	956,530
Retail	6,867	—	1,232	9,022	959,080	976,201
Multi-family	296	—	—	3,957	1,235,814	1,240,067
Mixed use and other	2,107	—	5,520	12,555	2,014,917	2,035,099
PCI - commercial real estate (1)	—	5,124	3,003	6,054	112,810	126,991
Total commercial real estate	20,875	5,124	11,199	72,987	7,166,059	7,276,244
Home equity	8,489	—	321	2,155	516,405	527,370
Residential real estate, including PCI	14,236	1,867	1,306	1,832	1,098,937	1,118,178
Premium finance receivables
Commercial insurance loans	13,833	6,940	17,977	16,138	3,313,535	3,368,423
Life insurance loans	590	—	18,580	19,673	4,449,078	4,487,921
PCI - life insurance loans (1)	—	—	—	—	146,557	146,557
Consumer and other, including PCI	220	235	242	227	108,268	109,192
Total loans, net of unearned income	$105,847	$16,105	$54,908	$129,114	$24,998,685	$25,304,659

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of December 31, 2018		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$34,298	$—	$1,451	$21,618	$5,062,729	$5,120,096
Franchise	16,051	—	—	8,738	924,190	948,979
Mortgage warehouse lines of credit	—	—	—	—	144,199	144,199
Asset-based lending	635	—	200	3,156	1,022,065	1,026,056
Leases	—	—	—	1,250	564,430	565,680
PCI - commercial (1)	—	3,313	—	99	20,116	23,528
Total commercial	50,984	3,313	1,651	34,861	7,737,729	7,828,538
Commercial real estate
Construction	1,554	—	—	9,424	749,846	760,824
Land	107	—	170	107	141,097	141,481
Office	3,629	—	877	5,077	929,739	939,322
Industrial	285	—	—	16,596	885,367	902,248
Retail	10,753	—	1,890	1,729	878,106	892,478
Multi-family	311	—	77	5,575	970,597	976,560
Mixed use and other	2,490	—	1,617	8,983	2,192,105	2,205,195
PCI - commercial real estate (1)	—	6,241	6,195	4,075	98,633	115,144
Total commercial real estate	19,129	6,241	10,826	51,566	6,845,490	6,933,252
Home equity	7,147	—	131	3,105	541,960	552,343
Residential real estate, including PCI	16,383	1,292	1,692	6,171	976,926	1,002,464
Premium finance receivables
Commercial insurance loans	11,335	7,799	11,382	15,085	2,796,058	2,841,659
Life insurance loans	—	—	8,407	24,628	4,340,856	4,373,891
PCI - life insurance loans (1)	—	—	—	—	167,903	167,903
Consumer and other, including PCI	348	227	87	733	119,246	120,641
Total loans, net of unearned income	$105,326	$18,872	$34,176	$136,149	$23,526,168	$23,820,691

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2018		90+ days and still accruing	60-89 days past due	30-59 days past due
(In thousands)	Nonaccrual				Current	Total Loans
Loan Balances:
Commercial
Commercial, industrial and other	$13,543	$—	$1,384	$9,196	$4,597,666	$4,621,789
Franchise	2,438	—	408	—	954,493	957,339
Mortgage warehouse lines of credit	—	—	—	—	200,060	200,060
Asset-based lending	2,158	—	1,146	6,411	1,033,040	1,042,755
Leases	249	—	—	89	458,276	458,614
PCI - commercial (1)	—	882	126	227	7,268	8,503
Total commercial	18,388	882	3,064	15,923	7,250,803	7,289,060
Commercial real estate:
Construction	1,554	—	—	1,098	804,583	807,235
Land	228	—	—	478	114,651	115,357
Office	1,333	—	207	1,403	891,406	894,349
Industrial	185	—	—	1,126	881,214	882,525
Retail	11,540	—	372	5,473	850,254	867,639
Multi-family	342	—	—	611	951,095	952,048
Mixed use and other	4,013	—	408	9,856	1,934,965	1,949,242
PCI - commercial real estate (1)	—	3,194	3,132	7,637	92,726	106,689
Total commercial real estate	19,195	3,194	4,119	27,682	6,520,894	6,575,084
Home equity	9,096	—	—	3,226	581,178	593,500
Residential real estate, including PCI	15,825	1,472	3,637	1,534	873,002	895,470
Premium finance receivables
Commercial insurance loans	14,832	5,159	8,848	10,535	2,794,078	2,833,452
Life insurance loans	—	—	26,770	17,211	4,074,685	4,118,666
PCI - life insurance loans (1)	—	—	—	—	183,622	183,622
Consumer and other, including PCI	563	286	150	310	120,397	121,706
Total loans, net of unearned income	$77,899	$10,993	$46,588	$76,421	$22,398,659	$22,610,560

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

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

Non-performing loans include all non-accrual loans (8 and 9 risk ratings) as well as loans 90 days past due and still accruing interest, excluding PCI loans. The remainder of the portfolio is considered performing under the contractual terms of the loan agreement. The following table presents the recorded investment based on performance of loans by class, per the most recent analysis at June 30, 2019, December 31, 2018 and June 30, 2018:

	Performing			Non-performing			Total
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2018	June 30, 2019	December 31, 2018	June 30, 2018	June 30, 2019	December 31, 2018	June 30, 2018
Loan Balances:
Commercial
Commercial, industrial and other	$5,259,385	$5,085,798	$4,608,246	$36,390	$34,298	$13,543	$5,295,775	$5,120,096	$4,621,789
Franchise	915,445	932,928	954,901	11,076	16,051	2,438	926,521	948,979	957,339
Mortgage warehouse lines of credit	275,170	144,199	200,060	—	—	—	275,170	144,199	200,060
Asset-based lending	1,067,658	1,025,421	1,040,597	568	635	2,158	1,068,226	1,026,056	1,042,755
Leases	680,699	565,680	458,365	58	—	249	680,757	565,680	458,614
PCI - commercial (1)	24,325	23,528	8,503	—	—	—	24,325	23,528	8,503
Total commercial	8,222,682	7,777,554	7,270,672	48,092	50,984	18,388	8,270,774	7,828,538	7,289,060
Commercial real estate
Construction	837,469	759,270	805,681	1,030	1,554	1,554	838,499	760,824	807,235
Land	144,413	141,374	115,129	1,226	107	228	145,639	141,481	115,357
Office	948,237	935,693	893,016	8,981	3,629	1,333	957,218	939,322	894,349
Industrial	956,162	901,963	882,340	368	285	185	956,530	902,248	882,525
Retail	969,334	881,725	856,099	6,867	10,753	11,540	976,201	892,478	867,639
Multi-family	1,239,771	976,249	951,706	296	311	342	1,240,067	976,560	952,048
Mixed use and other	2,032,992	2,202,705	1,945,229	2,107	2,490	4,013	2,035,099	2,205,195	1,949,242
PCI - commercial real estate(1)	126,991	115,144	106,689	—	—	—	126,991	115,144	106,689
Total commercial real estate	7,255,369	6,914,123	6,555,889	20,875	19,129	19,195	7,276,244	6,933,252	6,575,084
Home equity	518,881	545,196	584,404	8,489	7,147	9,096	527,370	552,343	593,500
Residential real estate, including PCI	1,103,942	986,081	879,645	14,236	16,383	15,825	1,118,178	1,002,464	895,470
Premium finance receivables
Commercial insurance loans	3,347,650	2,822,525	2,813,461	20,773	19,134	19,991	3,368,423	2,841,659	2,833,452
Life insurance loans	4,487,331	4,373,891	4,118,666	590	—	—	4,487,921	4,373,891	4,118,666
PCI - life insurance loans (1)	146,557	167,903	183,622	—	—	—	146,557	167,903	183,622
Consumer and other, including PCI	108,800	120,184	120,919	392	457	787	109,192	120,641	121,706
Total loans, net of unearned income	$25,191,212	$23,707,457	$22,527,278	$113,447	$113,234	$83,282	$25,304,659	$23,820,691	$22,610,560

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. See Note 6 - Loans for further discussion of these purchased loans.

A summary of activity in the allowance for credit losses by loan portfolio for the three and six months ended June 30, 2019 and 2018 is as follows:

Three months ended June 30, 2019		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$74,638	$57,850	$8,627	$7,630	$8,219	$1,248	$158,212
Other adjustments	—	(11)	(13)	(8)	21	—	(11)
Reclassification from allowance for unfunded lending-related commitments	—	(70)	—	—	—	—	(70)
Charge-offs	(17,380)	(326)	(690)	(287)	(5,009)	(136)	(23,828)
Recoveries	289	247	68	140	734	60	1,538
Provision for credit losses	17,346	5,580	(4,361)	671	4,975	369	24,580
Allowance for loan losses at period end	$74,893	$63,270	$3,631	$8,146	$8,940	$1,541	$160,421
Allowance for unfunded lending-related commitments at period end	$—	$1,480	$—	$—	$—	$—	$1,480
Allowance for credit losses at period end	$74,893	$64,750	$3,631	$8,146	$8,940	$1,541	$161,901
Individually evaluated for impairment	$10,588	$3,979	$209	$321	$—	$109	$15,206
Collectively evaluated for impairment	63,891	60,717	3,422	7,762	8,940	1,432	146,164
Loans acquired with deteriorated credit quality	414	54	—	63	—	—	531
Loans at period end
Individually evaluated for impairment	$63,528	$33,749	$18,303	$21,663	$—	$271	$137,514
Collectively evaluated for impairment	8,182,921	7,115,504	509,067	980,167	7,856,344	106,276	24,750,279
Loans acquired with deteriorated credit quality	24,325	126,991	—	10,267	146,557	2,645	310,785
Loans held at fair value	—	—	—	106,081	—	—	106,081

Three months ended June 30, 2018	Commercial	Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivables	Consumer and Other	Total Loans
(In thousands)
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,636	$57,481	$9,860	$6,278	$7,333	$915	$139,503
Other adjustments	(1)	(27)	—	(2)	(14)	—	(44)
Reclassification from allowance for unfunded lending-related commitments	—	—	—	—	—	—	—
Charge-offs	(2,210)	(155)	(612)	(180)	(3,254)	(459)	(6,870)
Recoveries	666	2,387	171	1,522	975	49	5,770
Provision for credit losses	4,636	(2,026)	132	(1,282)	2,694	889	5,043
Allowance for loan losses at period end	$60,727	$57,660	$9,551	$6,336	$7,734	$1,394	$143,402
Allowance for unfunded lending-related commitments at period end	$—	$1,243	$—	$—	$—	$—	$1,243
Allowance for credit losses at period end	$60,727	$58,903	$9,551	$6,336	$7,734	$1,394	$144,645
Individually evaluated for impairment	$4,406	$3,190	$732	$106	$—	$120	$8,554
Collectively evaluated for impairment	55,834	55,611	8,819	6,199	7,734	1,274	135,471
Loans acquired with deteriorated credit quality	487	102	—	31	—	—	620
Loans at period end
Individually evaluated for impairment	$55,948	$34,588	$9,917	$19,554	$—	$603	$120,610
Collectively evaluated for impairment	7,224,562	6,433,615	583,583	798,175	6,952,118	119,399	22,111,452
Loans acquired with deteriorated credit quality	8,550	106,881	—	10,560	183,622	1,704	311,317
Loans held at fair value	—	—	—	67,181	—	—	67,181

Six months ended June 30, 2019		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(In thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$67,826	$60,267	$8,507	$7,194	$7,715	$1,261	$152,770
Other adjustments	—	(35)	(20)	(15)	32	—	(38)
Reclassification from allowance for unfunded lending-related commitments	—	(86)	—	—	—	—	(86)
Charge-offs	(17,883)	(4,060)	(778)	(290)	(7,219)	(238)	(30,468)
Recoveries	607	727	130	169	1,290	116	3,039
Provision for credit losses	24,343	6,457	(4,208)	1,088	7,122	402	35,204
Allowance for loan losses at period end	$74,893	$63,270	$3,631	$8,146	$8,940	$1,541	$160,421
Allowance for unfunded lending-related commitments at period end	$—	$1,480	$—	$—	$—	$—	$1,480
Allowance for credit losses at period end	$74,893	$64,750	$3,631	$8,146	$8,940	$1,541	$161,901

Six months ended June 30, 2018		Commercial Real Estate	Home Equity	Residential Real Estate	Premium Finance Receivable	Consumer and Other	Total, Excluding Covered Loans
(In thousands)	Commercial
Allowance for credit losses
Allowance for loan losses at beginning of period	$57,811	$55,227	$10,493	$6,688	$6,846	$840	$137,905
Other adjustments	(2)	(51)	—	(5)	(26)	—	(84)
Reclassification from allowance for unfunded lending-related commitments	—	26	—	—	—	—	26
Charge-offs	(4,897)	(968)	(969)	(751)	(7,975)	(588)	(16,148)
Recoveries	928	4,074	294	1,562	1,360	96	8,314
Provision for credit losses	6,887	(648)	(267)	(1,158)	7,529	1,046	13,389
Allowance for loan losses at period end	$60,727	$57,660	$9,551	$6,336	$7,734	$1,394	$143,402
Allowance for unfunded lending-related commitments at period end	$—	$1,243	$—	$—	$—	$—	$1,243
Allowance for credit losses at period end	$60,727	$58,903	$9,551	$6,336	$7,734	$1,394	$144,645

Impaired Loans

A summary of impaired loans, including troubled debt restructurings ("TDRs"), is as follows:

	June 30,	December 31,	June 30,
(In thousands)	2019	2018	2018
Impaired loans (included in non-performing and TDRs):
Impaired loans with an allowance for loan loss required (1)	$60,122	$60,219	$39,956
Impaired loans with no allowance for loan loss required	77,165	67,050	80,346
Total impaired loans (2)	$137,287	$127,269	$120,302
Allowance for loan losses related to impaired loans	$15,200	$11,437	$8,541
TDRs	$76,001	$66,102	$65,310

(1)	These impaired loans require an allowance for loan losses because the estimated fair value of the loans or related collateral is less than the recorded investment in the loans.

(2)	Impaired loans are considered by the Company to be non-accrual loans, TDRs or loans with principal and/or interest at risk, even if the loan is current with all payments of principal and interest.

The following tables present impaired loans by loan class for the periods ended as follows:

				For the Six Months Ended
	As of June 30, 2019			June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$27,818	$35,935	$10,105	$34,672	$1,401
Franchise	178	178	178	187	5
Asset-based lending	300	300	300	322	13
Leases	1,693	1,693	5	1,736	44
Commercial real estate
Construction	—	—	—	—	—
Land	1,208	1,208	215	1,208	33
Office	8,063	8,152	3,446	8,151	188
Industrial	—	—	—	—	—
Retail	5,062	5,062	38	5,094	113
Multi-family	1,177	1,177	27	1,182	25
Mixed use and other	985	1,026	247	998	24
Home equity	7,518	7,866	209	7,571	143
Residential real estate	6,011	6,288	321	6,047	110
Consumer and other	109	126	109	112	3
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$21,498	$24,238	$—	$22,124	$981
Franchise	10,898	19,206	—	18,884	665
Asset-based lending	398	2,093	—	1,400	61
Leases	745	782	—	786	25
Commercial real estate
Construction	1,030	1,554	—	1,205	42
Land	2,074	2,197	—	2,098	61
Office	1,471	1,486	—	1,458	43
Industrial	386	521	—	398	16
Retail	7,276	10,756	—	8,483	286
Multi-family	296	399	—	302	6
Mixed use and other	4,494	4,751	—	4,594	125
Home equity	10,785	12,540	—	10,907	308
Residential real estate	15,652	18,390	—	18,777	482
Consumer and other	162	315	—	191	7
Total impaired loans, net of unearned income	$137,287	$168,239	$15,200	$158,887	$5,210

				For the Twelve Months Ended
	As of December 31, 2018			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$16,703	$17,029	$4,866	$17,868	$1,181
Franchise	16,021	16,256	1,375	16,221	909
Asset-based lending	557	557	317	689	50
Leases	1,730	1,730	—	1,812	91
Commercial real estate
Construction	1,554	1,554	550	1,554	76
Land	—	—	—	—	—
Office	573	638	21	587	25
Industrial	—	—	—	—	—
Retail	14,633	14,633	3,413	14,694	676
Multi-family	—	—	—	—	—
Mixed use and other	1,188	1,221	293	1,354	66
Home equity	3,133	3,470	282	3,165	131
Residential real estate	4,011	4,263	204	4,056	159
Consumer and other	116	129	116	119	7
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$18,314	$21,501	$—	$20,547	$1,143
Franchise	5,152	5,154	—	5,320	403
Asset-based lending	207	601	—	569	51
Leases	845	879	—	936	56
Commercial real estate
Construction	1,117	1,117	—	1,218	52
Land	3,396	3,491	—	3,751	198
Office	3,629	3,642	—	3,651	184
Industrial	322	450	—	363	30
Retail	1,592	1,945	—	1,699	110
Multi-family	1,498	1,595	—	1,529	55
Mixed use and other	3,522	3,836	—	3,611	227
Home equity	9,122	12,383	—	9,323	564
Residential real estate	18,053	20,765	—	18,552	883
Consumer and other	281	407	—	293	20
Total impaired loans, net of unearned income	$127,269	$139,246	$11,437	$133,481	$7,347

				For the Six Months Ended
	As of June 30, 2018			June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In thousands)
Impaired loans with a related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$8,942	$9,022	$2,948	$9,458	$278
Franchise	2,399	2,399	1,208	2,415	68
Asset-based lending	469	469	225	529	20
Leases	2,062	2,091	25	2,126	54
Commercial real estate
Construction	1,554	1,554	390	1,554	36
Land	1,500	1,500	1	1,533	34
Office	1,002	1,604	65	1,010	37
Industrial	—	—	—	—	—
Retail	15,252	15,441	2,497	15,267	344
Multi-family	1,205	1,205	14	1,214	22
Mixed use and other	1,510	1,722	210	1,822	53
Home equity	1,305	1,403	732	1,315	32
Residential real estate	2,450	2,702	106	2,472	59
Consumer and other	306	328	120	309	9
Impaired loans with no related ASC 310 allowance recorded
Commercial
Commercial, industrial and other	$18,260	$19,731	$—	$18,717	$211
Franchise	21,417	21,418	—	21,740	640
Asset-based lending	1,689	2,494	—	2,432	73
Leases	710	710	—	738	22
Commercial real estate
Construction	1,320	3,663	—	2,606	96
Land	2,375	2,482	—	2,382	65
Office	1,380	2,075	—	1,387	58
Industrial	240	363	—	251	10
Retail	1,845	2,058	—	1,875	75
Multi-family	342	477	—	358	8
Mixed use and other	4,755	5,366	—	5,006	165
Home equity	8,612	12,977	—	8,818	324
Residential real estate	17,104	20,137	—	17,341	417
Consumer and other	297	421	—	304	10
Total impaired loans, net of unearned income	$120,302	$135,812	$8,541	$124,979	$3,220

TDRs

At June 30, 2019, the Company had $76.0 million in loans modified in TDRs. The $76.0 million in TDRs represents 182 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay.

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

Each TDR was reviewed for impairment at June 30, 2019 and approximately $3.8 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. For TDRs in which impairment is calculated by the present value of future cash flows, the Company records interest income representing the decrease in impairment resulting from the passage of time during the respective period, which differs from interest income from contractually required interest on these specific loans.  During the three months ended June 30, 2019 and 2018, the Company recorded $32,000 and $36,000, respectively, of interest income, which was reflected as a decrease in impairment. For the six months ended June 30, 2019 and 2018, the
Company recorded $66,000 and $57,000, respectively, of interest income, which was reflected as a decrease in impairment.

TDRs may arise when, due to financial difficulties experienced by the borrower, the Company obtains through physical possession one or more collateral assets in satisfaction of all or part of an existing credit. Once possession is obtained, the Company reclassifies the appropriate portion of the remaining balance of the credit from loans to OREO, which is included within other assets in the Consolidated Statements of Condition. For any residential real estate property collateralizing a consumer mortgage loan, the Company is considered to possess the related collateral only if legal title is obtained upon completion of foreclosure, or the borrower conveys all interest in the residential real estate property to the Company through completion of a deed in lieu of foreclosure or similar legal agreement. At June 30, 2019, the Company had $2.6 million of foreclosed residential real estate properties included within OREO. Furthermore, the recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $10.4 million and $11.2 million at June 30, 2019 and 2018, respectively.

The tables below present a summary of the post-modification balance of loans restructured during the three and six months ended June 30, 2019 and 2018, respectively, which represent TDRs:

Three months ended June 30, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	5	$2,455	5	$2,455	1	$550	2	$1,494	—	$—
Commercial real estate
Office	1	312	1	312	—	—	—	—	—	—
Mixed use and other	2	961	2	961	—	—	—	—	—	—
Residential real estate and other	22	5,761	22	5,761	9	1,942	—	—	—	—
Total loans	30	$9,489	30	$9,489	10	$2,492	2	$1,494	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

Three months ended June 30, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	2	$12,827	1	$77	—	$—	1	$12,750	—	$—
Franchise	2	5,122	—	—	—	—	2	5,122	—	—
Leases	1	239	1	239	—	—	—	—	—	—
Commercial real estate
Mixed use and other	1	85	1	85	1	85	—	—	—	—
Residential real estate and other	6	1,332	6	1,332	3	685	—	—	—	—
Total loans	12	$19,605	9	$1,733	4	$770	3	$17,872	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the three months ended June 30, 2019, 30 loans totaling $9.5 million were determined to be TDRs, compared to 12 loans totaling $19.6 million during the three months ended June 30, 2018. Of these loans extended at below market terms, the weighted average extension had a term of approximately 15 months during the quarter ended June 30, 2019 compared to 37 months for the quarter ended June 30, 2018. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 219 basis points and 157 basis points during the three months ended June 30, 2019 and 2018, respectively. Interest-only payment terms were approximately six months during the three months ended June 30, 2019 compared to seven months during the same period of 2018. Additionally, no principal balances were forgiven in the second quarter of 2019 and 2018.

Six months ended June 30, 2019 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	13	$21,309	6	$2,887	1	$550	9	$19,916	—	$—
Asset based lending	1	76	1	76	—	—	—	—	—	—
Commercial real estate
Office	1	312	1	312	—	—	—	—	—	—
Mixed use and other	3	1,263	2	961	—	—	1	302	—	—
Residential real estate and other	42	10,247	42	10,247	15	3,489	—	—	—	—
Total loans	60	$33,207	52	$14,483	16	$4,039	10	$20,218	—	$—

Six months ended June 30, 2018 (Dollars in thousands)	Total (1)(2)		Extension at Below Market Terms (2)		Reduction of Interest Rate (2)		Modification to Interest-only Payments (2)		Forgiveness of Debt(2)
	Count	Balance	Count	Balance	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	3	$12,923	2	$173	—	$—	1	$12,750	—	$—
Franchise	2	5,122	—	—	—	—	2	5,122	—	—
Leases	1	239	1	239	—	—	—	—	—	—
Commercial real estate
Office	1	59	1	59	—	—	—	—	—	—
Mixed use and other	1	85	1	85	1	85	—	—	—	—
Residential real estate and other	11	2,167	11	2,167	5	796	—	—	—	—
Total loans	19	$20,595	16	$2,723	6	$881	3	$17,872	—	$—

(1)	TDRs may have more than one modification representing a concession. As such, TDRs during the period may be represented in more than one of the categories noted above.

(2)	Balances represent the recorded investment in the loan at the time of the restructuring.

During the six months ended June 30, 2019, 60 loans totaling $33.2 million were determined to be TDRs, compared to 19 loans totaling $20.6 million in the same period of 2018. Of these loans extended at below market terms, the weighted average extension had a term of approximately 14 months during the six months ended June 30, 2019 compared to 50 months for the six months ended June 30, 2018. Further, the weighted average decrease in the stated interest rate for loans with a reduction of interest rate during the period was approximately 216 basis points and 173 basis points for the year-to-date periods June 30, 2019 and 2018, respectively. Interest-only payment terms were approximately three months during the six months ended June 30, 2019 compared to seven months during the same period of 2018. Additionally, no principal balance was forgiven in the first six months of 2019 and 2018.

The following table presents a summary of all loans restructured in TDRs during the twelve months ended June 30, 2019 and 2018, and such loans which were in payment default under the restructured terms during the respective periods below:

(Dollars in thousands)	As of June 30, 2019		Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	14	$21,826	5	$12,014	5	$12,014
Franchise	1	35	—	—	—	—
Asset-based lending	2	206	2	206	2	206
Commercial real estate
Office	1	312	1	312	1	312
Mixed use and other	4	1,633	2	672	2	672
Residential real estate and other	90	17,842	7	1,100	8	1,229
Total loans	112	$41,854	17	$14,304	18	$14,433

(Dollars in thousands)	As of June 30, 2018		Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Total (1)(3)		Payments in Default (2)(3)		Payments in Default (2)(3)
	Count	Balance	Count	Balance	Count	Balance
Commercial
Commercial, industrial and other	7	$16,603	5	$3,776	5	$3,776
Franchise	5	21,378	—	—	—	—
Leases	1	239	—	—	—	—
Commercial real estate
Office	1	59	—	—	—	—
Mixed use and other	1	85	—	—	—	—
Residential real estate and other	17	2,833	3	555	3	555
Total loans	32	$41,197	8	$4,331	8	$4,331

(1)	Total TDRs represent all loans restructured in TDRs during the previous twelve months from the date indicated.

(2)	TDRs considered to be in payment default are over 30 days past-due subsequent to the restructuring.

(3)	Balances represent the recorded investment in the loan at the time of the restructuring.

(8) Goodwill and Other Intangible Assets

A summary of the Company’s goodwill assets by business segment is presented in the following table:

(Dollars in thousands)	January 1, 2019	Goodwill Acquired	Impairment Loss	Goodwill Adjustments	June 30, 2019
Community banking	$465,085	$10,726	$—	$123	$475,934
Specialty finance	38,343	—	—	921	39,264
Wealth management	69,713	—	—	—	69,713
Total	$573,141	$10,726	$—	$1,044	$584,911

The community banking segment's goodwill increased $10.8 million in the first six months of 2019 primarily as a result the acquisition of ROC. The specialty finance segment's goodwill increased $921,000 in the first six months of 2019 as a result of foreign currency translation adjustments related to the Canadian acquisitions.

At June 30, 2019, the Company utilized a qualitative approach for its annual goodwill impairment test of the community banking segment and determined that it is not more likely than not that an impairment existed at that time. At December 31, 2018, the Company utilized a quantitative approach for its annual goodwill impairment tests of the specialty finance and wealth management segments and determined that no impairment existed at that time. At each reporting date between annual goodwill impairment tests, the Company considers potential indicators of impairment. As of June 30, 2019, the Company identified no such indicators of goodwill impairment within the community banking, specialty finance and wealth management segments.

A summary of intangible assets as of the dates shown and the expected amortization of finite-lived intangible assets as of June 30, 2019 is as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Community banking segment:
Core deposit intangibles with finite lives:
Gross carrying amount	$58,423	$55,366	$37,272
Accumulated amortization	(32,652)	(29,406)	(27,126)
Net carrying amount	$25,771	$25,960	$10,146
Trademark with indefinite lives:
Carrying amount	5,800	5,800	5,800
Total net carrying amount	$31,571	$31,760	$15,946
Specialty finance segment:
Customer list intangibles with finite lives:
Gross carrying amount	$1,964	$1,958	$1,964
Accumulated amortization	(1,500)	(1,436)	(1,373)
Net carrying amount	$464	$522	$591
Wealth management segment:
Customer list and other intangibles with finite lives:
Gross carrying amount	$20,430	$20,430	$7,940
Accumulated amortization	(5,877)	(3,288)	(3,063)
Net carrying amount	$14,553	$17,142	$4,877
Total intangible assets:
Gross carrying amount	$86,617	$83,554	$52,976
Accumulated amortization	(40,029)	(34,130)	(31,562)
Total intangible assets, net	$46,588	$49,424	$21,414

Estimated amortization
Actual in six months ended June 30, 2019	$5,899
Estimated remaining in 2019	5,773
Estimated—2020	10,105
Estimated—2021	6,852
Estimated—2022	5,368
Estimated—2023	3,977

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

Total amortization expense associated with finite-lived intangibles totaled approximately $5.9 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively.

(9) Mortgage Servicing Rights (“MSRs”)

The following is a summary of the changes in the carrying value of MSRs, accounted for at fair value, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of the period	$71,022	$54,572	$75,183	$33,676
Additions from loans sold with servicing retained	9,802	7,889	16,382	12,048
Additions from acquisitions	407	—	407	13,806
Estimate of changes in fair value due to:
Payoffs and paydowns	(4,076)	(1,364)	(6,073)	(2,566)
Changes in valuation inputs or assumptions	(4,305)	2,097	(13,049)	6,230
Fair value at end of the period	$72,850	$63,194	$72,850	$63,194
Unpaid principal balance of mortgage loans serviced for others	$7,515,186	$5,228,699

The Company recognizes MSR assets upon the sale of residential real estate loans to external third parties when it retains the obligation to service the loans and the servicing fee is more than adequate compensation. The initial recognition of MSR assets from loans sold with servicing retained and subsequent changes in fair value of all MSRs are recognized in mortgage banking revenue. MSRs are subject to changes in value from actual and expected prepayment of the underlying loans. The Company did not specifically hedge the value of its MSRs during the second quarter of 2018. The Company purchased an option at the beginning of the second quarter of 2019 to economically hedge a portion of the potential negative fair value changes recorded in earnings related to its mortgage servicing rights portfolio and the option was exercised during the second quarter. For more information regarding the specific hedge during the second quarter of 2019, see Note 15 - Derivative Financial Instruments in Item 1 of this report.

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

(10) Deposits

The following table is a summary of deposits as of the dates shown:

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Balance:
Non-interest bearing	$6,719,958	$6,569,880	$6,520,724
NOW and interest bearing demand deposits	2,788,976	2,897,133	2,452,474
Wealth management deposits	3,220,256	2,996,764	2,523,572
Money market	6,460,098	5,704,866	5,205,678
Savings	2,823,904	2,665,194	2,763,062
Time certificates of deposit	5,505,623	5,260,841	4,899,969
Total deposits	$27,518,815	$26,094,678	$24,365,479
Mix:
Non-interest bearing	24%	25%	27%
NOW and interest bearing demand deposits	10	11	10
Wealth management deposits	12	12	11
Money market	24	22	21
Savings	10	10	11
Time certificates of deposit	20	20	20
Total deposits	100%	100%	100%

Wealth management deposits represent deposit balances (primarily money market accounts) at the Company’s subsidiary banks from brokerage customers of Wintrust Investments, LLC ("Wintrust Investments"), CDEC, trust and asset management customers of the Company and brokerage customers from unaffiliated companies.

(11) FHLB Advances, Other Borrowings and Subordinated Notes

The following table is a summary of FHLB advances, other borrowings and subordinated notes as of the dates shown:

(In thousands)	June 30, 2019	December 31, 2018	June 30, 2018
FHLB advances	$574,823	$426,326	$667,000
Other borrowings:
Notes payable	133,776	144,461	29,982
Short-term borrowings	10,182	50,593	21,437
Other	47,072	47,722	48,369
Secured borrowings	227,027	151,079	155,913
Total other borrowings	418,057	393,855	255,701
Subordinated notes	436,021	139,210	139,148
Total FHLB advances, other borrowings and subordinated notes	$1,428,901	$959,391	$1,061,849

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

Notes Payable

On September 18, 2018, the Company established a $150.0 million term facility ("Term Facility"), which is part of a $200.0 million loan agreement ("Credit Agreement") with unaffiliated banks. The Credit Agreement consists of the Term Facility with an original outstanding balance of $150.0 million and a $50.0 million revolving credit facility ("Revolving Credit Facility"). At June 30, 2019, the Company had a notes payable balance of $133.8 million under the Term Facility. The Term Facility is stated at par of the current outstanding balance of the debt adjusted for unamortized costs paid by the Company in relation to the debt issuance. The Company was contractually required to borrow the entire amount of the Term Facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. Beginning December 31, 2018, the Company is required to make quarterly payments of principal plus interest on the Term Facility. During the second quarter of 2019, the Company borrowed $35.0 million under the Revolving Credit Facility and paid off such amount prior to June 30, 2019. As such, at June 30, 2019, the Company had no outstanding balance under the Revolving Credit Facility. Unamortized costs paid by the Company in relation to the issuance of the Revolving Credit Facility are classified in other assets on the Consolidated Statements of Condition.
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

Borrowings under the Credit Agreement are secured by pledges of and first priority perfected security interests in the Company's equity interest in its bank subsidiaries and contain several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and other indebtedness. At June 30, 2019, the Company was in compliance with all such covenants. The Revolving Credit Facility and the Term Facility are available to be utilized, as needed, to provide capital to fund continued growth at the Company’s banks and to serve as an interim source of funds for acquisitions, common stock repurchases or other general corporate purposes.

In connection with the establishment of the Credit Agreement, all outstanding notes payable under a $150.0 million loan agreement with unaffiliated banks dated December 15, 2014 (as subsequently amended) were paid in full. This loan agreement consisted of a term facility with an original outstanding balance of $75.0 million and a $75.0 million revolving credit facility. The Company had a balance under this loan agreement of $30.0 million at June 30, 2018.

Short-term Borrowings

Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $10.2 million at June 30, 2019 compared to $50.6 million at December 31, 2018 and $21.4 million at June 30, 2018. At June 30, 2019, December 31, 2018 and June 30, 2018, securities sold under repurchase agreements represent $10.2 million, $50.6 million and $21.4 million, respectively, of customer sweep accounts in connection with master repurchase agreements at the banks. The Company records securities sold under repurchase agreements at their gross value and does not offset positions on the Consolidated Statements of Condition. As of June 30, 2019, the Company had pledged securities related to its customer balances in sweep accounts of $22.3 million. Securities pledged for customer balances in sweep accounts and short-term borrowings from brokers are maintained under the Company’s control and consist of U.S. Government agency and mortgage-backed securities. These securities are included in the available-for-sale and held-to-maturity securities portfolios as reflected on the Company’s Consolidated Statements of Condition.

The following is a summary of these securities pledged as of June 30, 2019 disaggregated by investment category and maturity of the related customer sweep account, and reconciled to the outstanding balance of securities sold under repurchase agreements:

(In thousands)	Overnight Sweep Collateral
Available-for-sale securities pledged
Mortgage-backed securities	$9,257
Collateralized mortgage obligations	3,038
Held-to-maturity securities pledged
U.S. Government agencies	10,000
Total collateral pledged	$22,295
Excess collateral	12,113
Securities sold under repurchase agreements	$10,182

Other Borrowings

Other borrowings at June 30, 2019 represent a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company. At June 30, 2019, the Fixed-Rate Promissory Note had a balance of $47.1 million compared to $47.7 million at December 31, 2018 and $48.4 million at June 30, 2018. Under the Fixed-Rate Promissory Note, the Company will make monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022. The Fixed-Rate Promissory Note contains several restrictive covenants, including the maintenance of various capital adequacy levels, asset quality and profitability ratios, and certain restrictions on dividends and indebtedness. At June 30, 2019, the Company was in compliance with all such covenants.

Secured Borrowings

Secured borrowings at June 30, 2019 primarily represents transactions to sell an undivided co-ownership interest in all receivables owed to the Company's subsidiary, First Insurance Funding of Canada ("FIFC Canada"). In December 2014, FIFC Canada sold such interest to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a

secured borrowing owed to the unrelated third party, net of unamortized debt issuance costs, and translated to the Company’s reporting currency as of the respective date. At June 30, 2019, the translated balance of the secured borrowing totaled $213.7 million compared to $139.3 million at December 31, 2018 and $144.6 million at June 30, 2018. Additionally, the interest rate under the Receivables Purchase Agreement at June 30, 2019 was 2.7093%. The remaining $13.3 million within secured borrowings at June 30, 2019 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Subordinated Notes

At June 30, 2019, the Company had outstanding subordinated notes totaling $436.0 million compared to $139.2 million and $139.1 million outstanding at December 31, 2018 and June 30, 2018, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. Additionally, at June 30, 2019, the Company had $139.3 million outstanding on previously issued subordinated debt. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized issuance costs paid related to such debt.

(12) Junior Subordinated Debentures

As of June 30, 2019, the Company owned 100% of the common securities of eleven trusts, Wintrust Capital Trust III, Wintrust Statutory Trust IV, Wintrust Statutory Trust V, Wintrust Capital Trust VII, Wintrust Capital Trust VIII, Wintrust Capital Trust IX, Northview Capital Trust I, Town Bankshares Capital Trust I, First Northwest Capital Trust I, Suburban Illinois Capital Trust II, and Community Financial Shares Statutory Trust II (the “Trusts”) set up to provide long-term financing. The Northview, Town, First Northwest, Suburban, and Community Financial Shares capital trusts were acquired as part of the acquisitions of Northview Financial Corporation, Town Bankshares, Ltd., First Northwest Bancorp, Inc., Suburban and CFIS, respectively. The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Company (or assumed by the Company in connection with an acquisition), with the same maturities and interest rates as the trust preferred securities. The junior subordinated debentures are the sole assets of the Trusts. In each Trust, the common securities represent approximately 3% of the junior subordinated debentures and the trust preferred securities represent approximately 97% of the junior subordinated debentures.

The Trusts are reported in the Company’s consolidated financial statements as unconsolidated subsidiaries. Accordingly, in the Consolidated Statements of Condition, the junior subordinated debentures issued by the Company to the Trusts are reported as liabilities and the common securities of the Trusts, all of which are owned by the Company, are included in investment securities.

The following table provides a summary of the Company’s junior subordinated debentures as of June 30, 2019. The junior subordinated debentures represent the par value of the obligations owed to the Trusts.

(Dollars in thousands)	Common Securities	Trust Preferred Securities	Junior Subordinated Debentures	Rate Structure	Contractual rate at 6/30/2019	Issue Date	Maturity Date	Earliest Redemption Date
Wintrust Capital Trust III	$774	$25,000	$25,774	L+3.25	5.85%	04/2003	04/2033	04/2008
Wintrust Statutory Trust IV	619	20,000	20,619	L+2.80	5.12%	12/2003	12/2033	12/2008
Wintrust Statutory Trust V	1,238	40,000	41,238	L+2.60	4.92%	05/2004	05/2034	06/2009
Wintrust Capital Trust VII	1,550	50,000	51,550	L+1.95	4.36%	12/2004	03/2035	03/2010
Wintrust Capital Trust VIII	1,238	25,000	26,238	L+1.45	3.77%	08/2005	09/2035	09/2010
Wintrust Capital Trust IX	1,547	50,000	51,547	L+1.63	4.04%	09/2006	09/2036	09/2011
Northview Capital Trust I	186	6,000	6,186	L+3.00	5.58%	08/2003	11/2033	08/2008
Town Bankshares Capital Trust I	186	6,000	6,186	L+3.00	5.58%	08/2003	11/2033	08/2008
First Northwest Capital Trust I	155	5,000	5,155	L+3.00	5.32%	05/2004	05/2034	05/2009
Suburban Illinois Capital Trust II	464	15,000	15,464	L+1.75	4.16%	12/2006	12/2036	12/2011
Community Financial Shares Statutory Trust II	109	3,500	3,609	L+1.62	4.03%	06/2007	09/2037	06/2012
Total			$253,566		4.60%

The junior subordinated debentures totaled $253.6 million at June 30, 2019, December 31, 2018 and June 30, 2018.

The interest rates on the variable rate junior subordinated debentures are based on the three-month LIBOR rate and reset on a quarterly basis. At June 30, 2019, the weighted average contractual interest rate on the junior subordinated debentures was 4.60%. The Company entered into interest rate swaps with an aggregate notional value of $210.0 million to hedge the variable cash flows on certain junior subordinated debentures. The hedge-adjusted contractual interest rate on the junior subordinated debentures as of June 30, 2019, was 4.60%. Distributions on the common and preferred securities issued by the Trusts are payable quarterly at a rate per annum equal to the interest rates being earned by the Trusts on the junior subordinated debentures. Interest expense on the junior subordinated debentures is deductible for income tax purposes.

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

At June 30, 2019, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

(13) Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents revenue from contracts with customers, disaggregated by the revenue source:

(Dollars in thousands)		Three Months Ended		Six Months Ended
Revenue from contracts with customers	Location in income statement	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Brokerage and insurance product commissions	Wealth management	$4,764	$5,784	$9,280	$11,815
Trust	Wealth management	4,640	3,226	9,967	6,643
Asset management	Wealth management	14,735	13,607	28,869	27,145
Total wealth management		24,139	22,617	48,116	45,603
Mortgage broker fees	Mortgage banking	191	288	373	567
Service charges on deposit accounts	Service charges on deposit accounts	9,277	9,151	18,125	18,008
Administrative services	Other non-interest income	1,009	1,205	2,039	2,266
Card related fees	Other non-interest income	2,156	1,116	4,712	3,255
Other deposit related fees	Other non-interest income	3,293	3,034	6,082	5,892
Total revenue from contracts with customers		$40,065	$37,411	$79,447	$75,591

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

Card and Other Deposit Related Fees

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

Contract Balances

The following table provides information about contract assets, contract liabilities and receivables from contracts with customers:

(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Contract assets	$—	$—	$—

Contract liabilities	$1,540	$1,727	$1,522

Mortgage broker fees receivable	$16	$44	$21
Administrative services receivable	48	275	102
Wealth management receivable	9,909	13,610	8,199
Card related fees receivable	—	—	—
Total receivables from contracts with customer	$9,973	$13,929	$8,322

Contract liabilities represent upfront fees that the Company received at inception of certain contracts. The revenue recognized that was included in the contract liability balance at beginning of the period totaled $382,000 and $184,000 for the six months ended June 30, 2019 and 2018, respectively. Receivables are recognized in the period the Company provides services when the Company's right to consideration is unconditional. Card related fee receivable is the result of volume based fee that the Company receives from a customer on an annual basis in the second quarter of each year. Payment terms on other invoiced amounts are typically 30 days or less. Contract liabilities and receivables from contracts with customers are included within the accrued interest payable and other liabilities and accrued interest receivable and other assets line items, respectively, in the Consolidated Statements of Condition.

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

(Dollars in thousands)
Estimated remaining in 2019	$572
Estimated—2020	369
Estimated—2021	303
Estimated—2022	153
Estimated—2023	143
Estimated—2024	—
Total	$1,540

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
The following is a summary of certain operating information for reportable segments:

	Three months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2019	June 30, 2018
Net interest income:
Community Banking	$214,309	$196,849	$17,460	9%
Specialty Finance	39,397	32,182	7,215	22
Wealth Management	6,936	4,240	2,696	64
Total Operating Segments	260,642	233,271	27,371	12
Intersegment Eliminations	5,560	4,899	661	13
Consolidated net interest income	$266,202	$238,170	$28,032	12%
Non-interest income:
Community Banking	$65,370	$65,705	$(335)	(1)%
Specialty Finance	19,579	16,317	3,262	20
Wealth Management	24,950	23,296	1,654	7
Total Operating Segments	109,899	105,318	4,581	4
Intersegment Eliminations	(11,741)	(10,085)	(1,656)	(16)
Consolidated non-interest income	$98,158	$95,233	$2,925	3%
Net revenue:
Community Banking	$279,679	$262,554	$17,125	7%
Specialty Finance	58,976	48,499	10,477	22
Wealth Management	31,886	27,536	4,350	16
Total Operating Segments	370,541	338,589	31,952	9
Intersegment Eliminations	(6,181)	(5,186)	(995)	(19)
Consolidated net revenue	$364,360	$333,403	$30,957	9%
Segment profit:
Community Banking	$53,435	$65,355	$(11,920)	(18)%
Specialty Finance	21,129	19,536	1,593	8
Wealth Management	6,902	4,689	2,213	47
Consolidated net income	$81,466	$89,580	$(8,114)	(9)%
Segment assets:
Community Banking	$27,005,555	$23,979,910	$3,025,645	13%
Specialty Finance	5,566,067	4,824,307	741,760	15
Wealth Management	1,070,147	660,371	409,776	62
Consolidated total assets	$33,641,769	$29,464,588	$4,177,181	14%

	Six months ended		$ Change in Contribution	% Change in Contribution
(Dollars in thousands)	June 30, 2019	June 30, 2018
Net interest income:
Community Banking	$425,733	$381,491	$44,242	12%
Specialty Finance	77,103	63,706	13,397	21
Wealth Management	14,438	8,681	5,757	66
Total Operating Segments	517,274	453,878	63,396	14
Intersegment Eliminations	10,914	9,374	1,540	16
Consolidated net interest income	$528,188	$463,252	$64,936	14%
Non-interest income:
Community Banking	$113,637	$122,252	$(8,615)	(7)%
Specialty Finance	39,185	32,042	7,143	22
Wealth Management	49,985	46,254	3,731	8
Total Operating Segments	202,807	200,548	2,259	1
Intersegment Eliminations	(22,992)	(19,636)	(3,356)	(17)
Consolidated non-interest income	$179,815	$180,912	$(1,097)	(1)%
Net revenue:
Community Banking	$539,370	$503,743	$35,627	7%
Specialty Finance	116,288	95,748	20,540	21
Wealth Management	64,423	54,935	9,488	17
Total Operating Segments	720,081	654,426	65,655	10
Intersegment Eliminations	(12,078)	(10,262)	(1,816)	(18)
Consolidated net revenue	$708,003	$644,164	$63,839	10%
Segment profit:
Community Banking	$113,761	$123,660	$(9,899)	(8)%
Specialty Finance	42,977	38,511	4,466	12
Wealth Management	13,874	9,390	4,484	48
Consolidated net income	$170,612	$171,561	$(949)	(1)%

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

The table below presents the fair value of the Company’s derivative financial instruments as of June 30, 2019, December 31, 2018 and June 30, 2018:

	Derivative Assets			Derivative Liabilities
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2018	June 30, 2019	December 31, 2018	June 30, 2018
Derivatives designated as hedging instruments under ASC 815:
Interest rate derivatives designated as Cash Flow Hedges	$616	$6,270	$16,059	$20,851	$1,656	$—
Interest rate derivatives designated as Fair Value Hedges	417	2,636	5,708	6,698	1,756	280
Total derivatives designated as hedging instruments under ASC 815	$1,033	$8,906	$21,767	$27,549	$3,412	$280
Derivatives not designated as hedging instruments under ASC 815:
Interest rate derivatives	$103,529	$59,519	$64,668	$103,486	$59,159	$64,088
Interest rate lock commitments	4,054	3,405	4,543	96	2,694	2,512
Forward commitments to sell mortgage loans	96	—	7	5,112	1,486	1,376
Foreign exchange contracts	72	1,342	1,171	69	1,337	1,108
Total derivatives not designated as hedging instruments under ASC 815	$107,751	$64,266	$70,389	$108,763	$64,676	$69,084
Total Derivatives	$108,784	$73,172	$92,156	$136,312	$68,088	$69,364

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

As of June 30, 2019, the Company had eighteen interest rate swap derivatives designated as cash flow hedges of variable rate deposits and certain junior subordinated debentures, and one interest rate collar derivative designated as a cash flow hedge of the Company's variable rate Term Facility. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income or loss and are subsequently reclassified to interest expense as interest payments are made on such variable rate deposits. The changes in fair value (net of tax) are separately disclosed in the Consolidated Statements of Comprehensive Income.

The table below provides details on these cash flow hedges, summarized by derivative type and maturity, as of June 30, 2019:

	June 30, 2019
(In thousands)	Notional	Fair Value
Maturity Date	Amount	Asset (Liability)
Interest Rate Swaps:
July 2019	$250,000	$—
August 2019	275,000	616
October 2021	25,000	(354)
November 2021	20,000	(298)
December 2021	165,000	(2,540)
May 2022	370,000	(5,123)
June 2022	160,000	(2,073)
July 2022	230,000	(2,964)
August 2022	235,000	(3,124)
Interest Rate Collars:
September 2023	133,929	(4,375)
Total Cash Flow Hedges	$1,863,929	$(20,235)

A rollforward of the amounts in accumulated other comprehensive income or loss related to interest rate derivatives designated as cash flow hedges follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Unrealized gain at beginning of period	$5,746	$14,977	$10,742	$11,902
Amount reclassified from accumulated other comprehensive income to interest expense on deposits and other borrowings	(4,081)	(1,339)	(7,643)	(2,019)
Amount of (loss) gain recognized in other comprehensive income	(18,087)	2,421	(19,521)	6,176
Unrealized (loss) gain at end of period	$(16,422)	$16,059	$(16,422)	$16,059

As of June 30, 2019, the Company estimates that during the next twelve months $1.4 million will be reclassified from accumulated other comprehensive income or loss as a reduction to interest expense.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps designated as fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2019, the Company has sixteen interest rate swaps with an aggregate notional amount of $173.2 million that were designated as fair value hedges primarily associated with fixed rate commercial and industrial and commercial real estate loans as well as life insurance premium finance receivables. One of these interest rate swaps with an aggregate notional amount of $6.9 million has terms starting after June 30, 2019.

For derivatives designated and that qualify as fair value hedges, the net gain or loss from the entire change in the fair value of the derivative instrument is recognized in the same income statement line item as the earnings effect, including the net gain or loss, of the hedged item (interest income earned on fixed rate loans) when the hedged item affects earnings.

The following table presents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value hedge accounting relationship as of June 30, 2019:

		June 30, 2019
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$175,638	$6,122	$—
	Available-for-sale debt securities	1,458	86	—

The following table presents the loss or gain recognized related to derivative instruments that are designated as fair value hedges for the respective period:

(In thousands) Derivatives in Fair Value Hedging Relationships	Location of (Loss)/Gain Recognized in Income on Derivative	Three Months Ended	Six Months Ended
		June 30, 2019	June 30, 2019
Interest rate swaps	Interest and fees on loans	$2	$(40)
	Interest income - investment securities	—	—

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

Interest Rate Derivatives—The Company has interest rate derivatives, including swaps and option products, resulting from a service the Company provides to certain qualified borrowers. The Company’s banking subsidiaries execute certain derivative products (typically interest rate swaps) directly with qualified commercial borrowers to facilitate their respective risk management strategies. For example, these arrangements allow the Company’s commercial borrowers to effectively convert a variable rate loan to a fixed rate. In order to minimize the Company’s exposure on these transactions, the Company simultaneously executes offsetting derivatives with third parties. In most cases, the offsetting derivatives have mirror-image terms, which result in the positions’ changes in fair value substantially offsetting through earnings each period. However, to the extent that the derivatives are not a mirror-image and because of differences in counterparty credit risk, changes in fair value will not completely offset resulting in some earnings impact each period. Changes in the fair value of these derivatives are included in other non-interest income. At June 30, 2019, the Company had interest rate derivative transactions with an aggregate notional amount of approximately $6.7 billion (all interest rate swaps and caps with customers and third parties) related to this program. These interest rate derivatives had maturity dates ranging from July 2019 to February 2045.

Mortgage Banking Derivatives—These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of a portion of our residential mortgage loan production when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships. At June 30, 2019, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $990.6 million and interest rate lock commitments with an aggregate notional amount of approximately $631.7 million. The fair values of these derivatives were estimated based on changes in mortgage rates from the dates of the commitments. Changes in the fair value of these mortgage banking derivatives are included in mortgage banking revenue.

Foreign Currency Derivatives—These derivatives include foreign currency contracts used to manage the foreign exchange risk associated with foreign currency denominated assets and transactions. Foreign currency contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. As a result of fluctuations in foreign currencies, the U.S. dollar-equivalent value of the foreign currency denominated assets or forecasted transactions increase or decrease. Gains or losses on the derivative instruments related to these foreign currency denominated assets or forecasted transactions are expected to substantially offset this variability. As of June 30, 2019, the Company held foreign currency derivatives with an aggregate notional amount of approximately $43.0 million.

Other Derivatives—Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the banks’ investment portfolios (covered call options). These option transactions are designed primarily to mitigate overall interest rate risk and to increase the total return associated with the investment securities portfolio. These options do not qualify as accounting hedges pursuant to ASC 815, and, accordingly, changes in fair value of these contracts are recognized as other non-interest income. There were no covered call options outstanding as of June 30, 2019, December 31, 2018 or June 30, 2018.

The Company purchased an option at the beginning of the second quarter of 2019 for the right to purchase securities not currently held within the banks' investment portfolios. These option transactions are designed primarily to economically hedge a portion of the potential negative fair value adjustments related to its mortgage servicing rights portfolio. The derivative contract was sold during the second quarter resulting in a $920,000 gain on the sale, which was included in mortgage banking revenue. There were no such options outstanding as of June 30, 2019.

Amounts included in the Consolidated Statements of Income related to derivative instruments not designated in hedge relationships were as follows:

(In thousands)		Three Months Ended		Six Months Ended
Derivative	Location in income statement	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest rate swaps and caps	Trading (losses) gains, net	$(126)	$(9)	$(317)	$144
Mortgage banking derivatives	Mortgage banking revenue	13	562	63	1,980
Foreign exchange contracts	Trading (losses) gains, net	30	112	18	69
Covered call options	Fees from covered call options	643	669	2,427	2,266
Derivative contract held as economic hedge on MSRs	Mortgage banking revenue	920	—	920	—

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

The Company has agreements with certain of its interest rate derivative counterparties that contain cross-default provisions, which provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that contain a provision allowing the counterparty to terminate the derivative positions if the Company fails to maintain its status as a well or adequately capitalized institution, which would require the Company to settle its obligations under the agreements. As of June 30, 2019, the fair value of interest rate derivatives in a net liability position that were subject to such agreements, which includes accrued interest related to these agreements, was $124.5 million. If the Company had breached any of these provisions and the derivatives were terminated as a result, the Company would have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2018	June 30, 2019	December 31, 2018	June 30, 2018
Gross Amounts Recognized	$104,562	$68,425	$86,435	$131,035	$62,571	$64,368
Less: Amounts offset in the Statements of Financial Condition	—	—	—	—	—	—
Net amount presented in the Statements of Financial Condition	$104,562	$68,425	$86,435	$131,035	$62,571	$64,368
Gross amounts not offset in the Statements of Financial Condition
Offsetting Derivative Positions	(3,934)	(28,124)	(10,719)	(3,934)	(28,124)	(10,719)
Collateral Posted	—	(23,810)	(61,880)	(127,101)	(2,640)	(340)
Net Credit Exposure	$100,628	$16,491	$13,836	$—	$31,807	$53,309

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

At June 30, 2019, the Company classified $110.3 million of municipal securities as Level 3. These municipal securities are bond issues for various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin and are privately placed, non-rated bonds without CUSIP numbers. The Company also classified $3.0 million of U.S. Government agencies as Level 3 at June 30, 2019. The Company’s methodology for pricing these securities focuses on three distinct inputs: equivalent rating, yield and other pricing terms. To determine the rating for a given non-rated municipal bond, the Investment Operations Department references a rated, publicly issued bond by the same issuer if available. A reduction is then applied to the rating obtained from the comparable bond, as the Company believes if liquidated, a non-rated bond would be valued less than a similar bond with a verifiable rating. The reduction applied by the Company is one complete rating grade (i.e. a “AA” rating for a comparable bond would be reduced to “A” for the Company’s valuation). For bond issues without comparable bond proxies, a rating of "BBB" was assigned. In the second quarter of 2019, all of the ratings derived by the Investment Operations Department using the above process were "BBB" or better. The fair value measurement of municipal bonds is sensitive to the rating input, as a higher rating typically results in an increased valuation. The remaining pricing inputs used in the bond valuation are observable. Based on the rating determined in the above process, Investment Operations obtains a corresponding current market yield curve available to market participants. Other terms including coupon, maturity date, redemption price, number of coupon payments per year, and accrual method are obtained from the individual bond term sheets. Certain municipal bonds held by the Company at June 30, 2019 are continuously callable. When valuing these bonds, the fair value is capped at par value as the Company assumes a market participant would not pay more than par for a continuously callable bond. To determine the rating for the U.S. Government agency securities, the Investment Operations Department assigned a AAA rating as it is guaranteed by the U.S. government.

Mortgage loans held-for-sale—The fair value of mortgage loans held-for-sale is determined by reference to investor price sheets for loan products with similar characteristics.

Loans held-for-investment—The fair value for loans in which the Company elected the fair value option is estimated by discounting future scheduled cash flows for the specific loan through maturity, adjusted for estimated credit losses and prepayments. The Company uses a discount rate based on the actual coupon rate of the underlying loan. At June 30, 2019, the Company classified $10.5 million of loans held-for-investment as Level 3. The weighted average discount rate used as an input to value these loans at June 30, 2019 was 3.61% with discount rates applied ranging from 3%-4%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. As noted above, the fair value estimate also includes assumptions of prepayment speeds and credit losses. The Company included a prepayments speed assumption of 14.37% at June 30, 2019. Prepayment speeds are inversely related to the fair value of these loans as an increase in prepayment speeds results in a decreased valuation. Additionally, the weighted average credit discount used as an input to value the specific loans was 1.22% with credit loss discount ranging from 0%-7% at June 30, 2019.

MSRs—Fair value for MSRs is determined utilizing a valuation model which calculates the fair value of each servicing rights based on the present value of estimated future cash flows. The Company uses a discount rate commensurate with the risk associated with each servicing rights, given current market conditions. At June 30, 2019, the Company classified $72.9 million of MSRs as Level 3. The weighted average discount rate used as an input to value the pool of MSRs at June 30, 2019 was 9.96% with discount rates applied ranging from 5%-20%. The higher the rate utilized to discount estimated future cash flows, the lower the fair value measurement. The fair value of MSRs was also estimated based on other assumptions including prepayment speeds and the cost to service. Prepayment speeds used as an input to value the MSRs at June 30, 2019 ranged from 0%-93% or a weighted average prepayment speed of 14.34%. Further, for current and delinquent loans, the Company assumed a weighted average cost of servicing of $77 and $390, respectively, per loan. Prepayment speeds and the cost to service are both inversely related to the fair value of MSRs as an increase in prepayment speeds or the cost to service results in a decreased valuation. See Note 9 - Mortgage Servicing Rights (“MSRs”) for further discussion of MSRs.

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

At June 30, 2019, the Company classified $3.6 million of derivative assets related to interest rate locks as Level 3. The fair value of interest rate locks is based on prices obtained for loans with similar characteristics from third parties, adjusted for the pull-

through rate, which represents the Company’s best estimate of the likelihood that a committed loan will ultimately fund. The weighted-average pull-through rate at June 30, 2019 was 77.84% with pull-through rates applied ranging from 0% to 100%. Pull-through rates are directly related to the fair value of interest rate locks as an increase in the pull-through rate results in an increased valuation.

Nonqualified deferred compensation assets—The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of non-exchange traded institutional funds which are priced based by an independent third party service.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	June 30, 2019
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$132,269	$132,269	$—	$—
U.S. Government agencies	170,940	—	167,963	2,977
Municipal	142,609	—	32,313	110,296
Corporate notes	90,913	—	90,913	—
Mortgage-backed	1,649,423	—	1,649,423	—
Trading account securities	2,430	—	2,430	—
Equity securities with readily determinable fair value	44,319	36,253	8,066	—
Mortgage loans held-for-sale	394,975	—	394,975	—
Loans held-for-investment	106,081	—	95,600	10,481
MSRs	72,850	—	—	72,850
Nonqualified deferred compensation assets	13,672	—	13,672	—
Derivative assets	108,784	—	105,188	3,596
Total	$2,929,265	$168,522	$2,560,543	$200,200
Derivative liabilities	$136,312	$—	$136,312	$—

	December 31, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$126,404	$126,404	$—	$—
U.S. Government agencies	140,307	—	137,157	3,150
Municipal	138,490	—	29,564	108,926
Corporate notes	91,045	—	91,045	—
Mortgage-backed	1,629,835	—	1,629,835	—
Trading account securities	1,692	—	1,692	—
Equity securities with readily determinable fair value	34,717	—	34,717	—
Mortgage loans held-for-sale	264,070	—	264,070	—
Loans held-for-investment	93,857	—	82,510	11,347
MSRs	75,183	—	—	75,183
Nonqualified deferred compensation assets	11,282	—	11,282	—
Derivative assets	73,172	—	70,715	2,457
Total	$2,680,054	$126,404	$2,352,587	$201,063
Derivative liabilities	$68,088	$—	$68,088	$—

	June 30, 2018
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury	$30,216	$—	$30,216	$—
U.S. Government agencies	114,408	—	110,926	3,482
Municipal	132,593	—	36,027	96,566
Corporate notes	95,377	—	95,377	—
Mortgage-backed	1,568,193	—	1,568,193	—
Trading account securities	862	—	862	—
Equity securities with readily determinable fair value	37,839	—	37,839	—
Mortgage loans held-for-sale	455,712	—	455,712	—
Loans held-for-investment	67,181	—	53,417	13,764
MSRs	63,194	—	—	63,194
Nonqualified deferred compensation assets	12,053	—	12,053	—
Derivative assets	92,156	—	88,337	3,819
Total	$2,669,784	$—	$2,488,959	$180,825
Derivative liabilities	$69,364	$—	$69,364	$—

The aggregate remaining contractual principal balance outstanding as of June 30, 2019, December 31, 2018 and June 30, 2018 for mortgage loans held-for-sale measured at fair value under ASC 825 was $378.8 million, $253.7 million and $430.7 million, respectively, while the aggregate fair value of mortgage loans held-for-sale was $395.0 million, $264.1 million and $455.7 million, for the same respective periods, as shown in the above tables. There were $1.3 million of loans past due greater than 90 days and still accruing in the mortgage loans held-for-sale portfolio as of June 30, 2019 compared to $1.9 million as of December 31, 2018 and no loans as of June 30, 2018.

The changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2019 and 2018 are summarized as follows:

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at April 1, 2019	$103,834	$2,993	$11,249	$71,022	$3,089
Total net gains (losses) included in:
Net income (1)	—	—	118	1,421	507
Other comprehensive loss	6,519	142	—	—	—
Purchases	555	—	—	407	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(612)	(158)	(886)	—	—
Net transfers into/(out of) Level 3	—	—	—	—	—
Balance at June 30, 2019	$110,296	$2,977	$10,481	$72,850	$3,596

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2019	$108,926	$3,150	$11,347	$75,183	$2,457
Total net gains (losses) included in:
Net income (1)	—	—	285	(2,740)	1,139
Other comprehensive loss	8,056	143	—	—	—
Purchases	1,524	—	—	407	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(8,210)	(316)	(1,351)	—	—
Net transfers into/(out of) Level 3	—	—	200	—	—
Balance at June 30, 2019	$110,296	$2,977	$10,481	$72,850	$3,596

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at April 1, 2018	$84,592	$3,616	$26,620	$54,572	$4,605
Total net gains (losses) included in:
Net income (1)	—	—	(260)	8,622	(786)
Other comprehensive income (loss)	(895)	(134)	—	—	—
Purchases	14,746	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,877)	—	(16,402)	—	—
Net transfers into/(out of) Level 3	—	—	3,806	—	—
Balance at June 30, 2018	$96,566	$3,482	$13,764	$63,194	$3,819

		U.S. Government Agencies	Loans held-for- investment	Mortgage servicing rights	Derivative Assets
(Dollars in thousands)	Municipal
Balance at January 1, 2018	$77,181	$3,779	$33,717	$33,676	$2,157
Total net gains (losses) included in:
Net income (1)	—	—	(1,388)	15,712	1,662
Other comprehensive income (loss)	(3,085)	(297)	—	—	—
Purchases	27,016	—	—	13,806	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(4,546)	—	(22,657)	—	—
Net transfers into/(out of) Level 3	—	—	4,092	—	—
Balance at June 30, 2018	$96,566	$3,482	$13,764	$63,194	$3,819

(1)
Changes in the balance of MSRs and derivative assets related to fair value adjustments are recorded as components of mortgage banking revenue. Changes in the balance of loans held-for-investment related to fair value adjustments are recorded as other non-interest income.

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from impairment charges on individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at the end of the period, the following table provides the carrying value of the related individual assets or portfolios at June 30, 2019.

	June 30, 2019				Three Months Ended June 30, 2019 Fair Value Losses Recognized, net	Six Months Ended June 30, 2019 Fair Value Losses Recognized, net
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans—collateral based	$96,304	$—	$—	$96,304	$18,602	$22,980
Other real estate owned (1)	19,837	—	—	19,837	1,032	1,606
Total	$116,141	$—	$—	$116,141	$19,634	$24,586

(1)	Fair value losses recognized, net on other real estate owned include valuation adjustments and charge-offs during the respective period.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs of impaired loans. For more information on the Managed Assets Division review of impaired loans refer to Note 7 – Allowance for Loan Losses, Allowance for Losses on Lending-Related Commitments and Impaired Loans. At June 30, 2019, the Company had $137.3 million of impaired loans classified as Level 3. Of the $137.3 million of impaired loans, $96.3 million were measured at fair value based on the underlying collateral of the loan as shown in the table above. The remaining $41.0 million were valued based on discounted cash flows in accordance with ASC 310.

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

The Company’s Managed Assets Division is primarily responsible for the valuation of Level 3 inputs for other real estate owned. At June 30, 2019, the Company had $19.8 million of other real estate owned classified as Level 3. The unobservable input applied to other real estate owned relates to the 10% reduction to the appraisal value representing the estimated cost of sale of the foreclosed property. A higher discount for the estimated cost of sale results in a decreased carrying value.

The valuation techniques and significant unobservable inputs used to measure both recurring and non-recurring Level 3 fair value measurements at June 30, 2019 were as follows:

(Dollars in thousands)	Fair Value	Valuation Methodology	Significant Unobservable Input	Range of Inputs	Weighted Average of Inputs	Impact to valuation from an increased or higher input value
Measured at fair value on a recurring basis:
Municipal Securities	$110,296	Bond pricing	Equivalent rating	BBB-AA+	N/A	Increase
U.S. Government agencies	2,977	Bond pricing	Equivalent rating	AAA	AAA	Increase
Loans held-for-investment	10,481	Discounted cash flows	Discount rate	3%-4%	3.61%	Decrease
			Credit discount	0%-7%	1.22%	Decrease
			Constant prepayment rate (CPR)	14.37%	14.37%	Decrease
MSRs	72,850	Discounted cash flows	Discount rate	5%-20%	9.96%	Decrease
			Constant prepayment rate (CPR)	0%-93%	14.34%	Decrease
			Cost of servicing	$70-$200	$77	Decrease
			Cost of servicing - delinquent	$200-$1,000	$390	Decrease
Derivatives	3,596	Discounted cash flows	Pull-through rate	0%-100%	77.84%	Increase
Measured at fair value on a non-recurring basis:
Impaired loans—collateral based	$96,304	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease
Other real estate owned	19,837	Appraisal value	Appraisal adjustment - cost of sale	10%	10.00%	Decrease

The Company is required under applicable accounting guidance to report the fair value of all financial instruments on the Consolidated Statements of Condition, including those financial instruments carried at cost. The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments as of the dates shown:

	At June 30, 2019		At December 31, 2018		At June 30, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$300,992	$300,992	$392,200	$392,200	$304,642	$304,642
Interest bearing deposits with banks	1,437,105	1,437,105	1,099,594	1,099,594	1,221,407	1,221,407
Available-for-sale securities	2,186,154	2,186,154	2,126,081	2,126,081	1,940,787	1,940,787
Held-to-maturity securities	1,191,634	1,198,478	1,067,439	1,036,096	890,834	851,842
Trading account securities	2,430	2,430	1,692	1,692	862	862
Equity securities with readily determinable fair value	44,319	44,319	34,717	34,717	37,839	37,839
FHLB and FRB stock, at cost	92,026	92,026	91,354	91,354	96,699	96,699
Brokerage customer receivables	13,569	13,569	12,609	12,609	16,649	16,649
Mortgage loans held-for-sale, at fair value	394,975	394,975	264,070	264,070	455,712	455,712
Loans held-for-investment, at fair value	106,081	106,081	93,857	93,857	67,181	67,181
Loans held-for-investment, at amortized cost	25,198,578	25,086,371	23,726,834	23,780,739	22,543,379	22,767,838
Nonqualified deferred compensation assets	13,672	13,672	11,282	11,282	12,053	12,053
Derivative assets	108,784	108,784	73,172	73,172	92,156	92,156
Accrued interest receivable and other	271,988	271,988	260,281	260,281	240,790	240,790
Total financial assets	$31,362,307	$31,256,944	$29,255,182	$29,277,744	$27,920,990	$28,106,457
Financial Liabilities
Non-maturity deposits	$22,013,192	$22,013,192	$20,833,837	$20,833,837	$19,465,510	$19,465,510
Deposits with stated maturities	5,505,623	5,526,715	5,260,841	5,283,063	4,899,969	4,911,324
FHLB advances	574,823	596,689	426,326	429,830	667,000	669,406
Other borrowings	418,057	418,057	393,855	393,855	255,701	255,701
Subordinated notes	436,021	451,874	139,210	138,345	139,148	137,782
Junior subordinated debentures	253,566	250,697	253,566	263,846	253,566	257,465
Derivative liabilities	136,312	136,312	68,088	68,088	69,364	69,364
Accrued interest payable	17,503	17,503	16,025	16,025	9,802	9,802
Total financial liabilities	$29,355,097	$29,411,039	$27,391,748	$27,426,889	$25,760,060	$25,776,354

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

Held-to-maturity securities. Held-to-maturity securities include U.S. Government-sponsored agency securities and municipal bonds issued by various municipal government entities primarily located in the Chicago metropolitan area and southern Wisconsin. Fair values for held-to-maturity securities are typically based on prices obtained from independent pricing vendors. In accordance with ASC 820, the Company has generally categorized these held-to-maturity securities as a Level 2 fair value measurement. Fair values for certain other held-to-maturity securities are based on the bond pricing methodology discussed previously related to certain available-for-sale securities. In accordance with ASC 820, the Company has categorized these held-to-maturity securities as a Level 3 fair value measurement.

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

(17) Stock-Based Compensation Plans

In May 2015, the Company’s shareholders approved the 2015 Stock Incentive Plan (“the 2015 Plan”) which provides for the issuance of up to 5,485,000 shares of common stock. The 2015 Plan replaced the 2007 Stock Incentive Plan (“the 2007 Plan”) which replaced the 1997 Stock Incentive Plan (“the 1997 Plan”). The 2015 Plan, the 2007 Plan and the 1997 Plan are collectively referred to as “the Plans.” The 2015 Plan has substantially similar terms to the 2007 Plan and the 1997 Plan. Awards granted under the Plans for which common shares are not issued by reason of cancellation, forfeiture, lapse of such award or settlement of such award in cash, are again available under the 2015 Plan. All grants made after the approval of the 2015 Plan are made pursuant to the 2015 Plan. As of June 30, 2019, approximately 2.8 million shares were available for future grants assuming the maximum number of shares are issued for the performance awards outstanding. The Plans cover substantially all employees of Wintrust. The Compensation Committee of the Board of Directors administers all stock-based compensation programs and authorizes all awards granted pursuant to the Plans.

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

Stock based compensation is recognized based upon the number of awards that are ultimately expected to vest, taking into account expected forfeitures. In addition, for performance-based awards, an estimate is made of the number of shares expected to vest as a result of actual performance against the performance criteria in the award to determine the amount of compensation expense to recognize. The estimate is reevaluated periodically and total compensation expense is adjusted for any change in estimate in the current period. Stock-based compensation expense recognized in the Consolidated Statements of Income was $3.0 million in the second quarter of 2019 and $3.4 million in the second quarter of 2018, and $6.3 million and $7.1 million in the year-to-date periods.

A summary of the Company's stock option activity for the six months ended June 30, 2019 and June 30, 2018 is presented below:

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2019	795,014	$42.25
Granted	—	—
Exercised	(94,767)	38.00
Forfeited or canceled	—	—
Outstanding at June 30, 2019	700,247	$42.83	2.7	$21,239
Exercisable at June 30, 2019	685,127	$42.80	2.7	$20,802

Stock Options	Common Shares	Weighted Average Strike Price	Remaining Contractual Term (1)	Intrinsic Value (2) ($000)
Outstanding at January 1, 2018	1,084,756	$41.98
Granted	—	—
Exercised	(231,902)	41.65
Forfeited or canceled	(4,361)	40.87
Outstanding at June 30, 2018	848,493	$42.07	3.5	$38,164
Exercisable at June 30, 2018	650,494	$42.24	3.2	$29,147

(1)	Represents the remaining weighted average contractual life in years.

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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 and June 30, 2018, was $3.3 million and $10.9 million, respectively. Cash received from option exercises under the Plan for the six months ended June 30, 2019 and June 30, 2018 was $3.6 million and $9.7 million, respectively.

A summary of the Plans' restricted share activity for the six months ended June 30, 2019 and June 30, 2018 is presented below:

	Six months ended June 30, 2019		Six months ended June 30, 2018
Restricted Shares	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	143,263	$60.80	127,787	$53.33
Granted	11,121	72.01	24,888	87.44
Vested and issued	(13,401)	76.29	(9,725)	56.33
Forfeited or canceled	(1,158)	78.36	(982)	55.39
Outstanding at June 30	139,825	$60.06	141,968	$59.09
Vested, but not issuable at June 30	91,148	$52.08	90,105	$51.80

A summary of the Plans' performance-based stock award activity, based on the target level of the awards, for the six months ended June 30, 2019 and June 30, 2018 is presented below:

	Six months ended June 30, 2019		Six months ended June 30, 2018
Performance-based Stock	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1	396,855	$67.71	359,196	$54.37
Granted	174,187	71.58	129,479	88.26
Vested and issued	(94,288)	41.00	(82,307)	44.39
Forfeited	(6,590)	72.96	(10,343)	56.28
Outstanding at June 30	470,164	$74.43	396,025	$67.47
Vested, but deferred at June 30	33,570	$42.84	21,432	$43.32

The actual number of shares vested and issued in the first six months of 2019 were 33,950 more than target due to performance achievement above the target level. The Company issues new shares to satisfy its obligation to issue shares granted pursuant to the Plans.

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

Other

At the January 2019 Board of Directors meeting, a quarterly cash dividend of $0.25 per share ($1.00 on an annualized basis) was declared. It was paid on February 21, 2019 to shareholders of record as of February 7, 2019. At the April 2019 Board of Directors meeting, a quarterly cash dividend of $0.25 per share ($1.00 on an annualized basis) was declared. It was paid on May 23, 2019 to shareholders of record as of May 9, 2019.

Accumulated Other Comprehensive Income (Loss)

The following tables summarize the components of other comprehensive income (loss), including the related income tax effects, and the related amount reclassified to net income for the periods presented (in thousands).

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at April 1, 2019	$(14,451)	$4,206	$(40,099)	$(50,344)
Other comprehensive income (loss) during the period, net of tax, before reclassifications	19,200	(13,257)	2,505	8,448
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(383)	(2,993)	—	(3,376)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(157)	—	—	(157)
Net other comprehensive income (loss) during the period, net of tax	$18,660	$(16,250)	$2,505	$4,915
Balance at June 30, 2019	$4,209	$(12,044)	$(37,594)	$(45,429)

Balance at January 1, 2019	$(42,353)	$7,857	$(42,376)	$(76,872)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	47,156	(14,296)	4,782	37,642
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	(334)	(5,605)	—	(5,939)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(260)	—	—	(260)
Net other comprehensive income (loss) during the period, net of tax	$46,562	$(19,901)	$4,782	$31,443
Balance at June 30, 2019	$4,209	$(12,044)	$(37,594)	$(45,429)

	Accumulated Unrealized Losses on Securities	Accumulated Unrealized Gains on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at April 1, 2018	$(47,968)	$10,956	$(36,083)	$(73,095)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(6,914)	1,771	(1,996)	(7,139)
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	12	(979)	—	(967)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(15)	—	—	(15)
Net other comprehensive (loss) income during the period, net of tax	$(6,917)	$792	$(1,996)	$(8,121)
Balance at June 30, 2018	$(54,885)	$11,748	$(38,079)	$(81,216)

	Accumulated Unrealized Gains (Losses) on Securities	Accumulated Unrealized Losses on Derivative Instruments	Accumulated Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$(15,813)	$7,164	$(33,186)	$(41,835)
Cumulative effect adjustment from the adoption of:
ASU 2016-01	(1,880)	—	—	(1,880)
ASU 2018-02	(4,517)	1,543	—	(2,974)
Other comprehensive (loss) income during the period, net of tax, before reclassifications	(33,388)	4,517	(4,893)	(33,764)
Amount reclassified from accumulated other comprehensive loss into net income, net of tax	725	(1,476)	—	(751)
Amount reclassified from accumulated other comprehensive loss related to amortization of unrealized losses on investment securities transferred to held-to-maturity from available-for-sale, net of tax	(12)	—	—	(12)
Net other comprehensive (loss) income during the period, net of tax	$(32,675)	$3,041	$(4,893)	$(34,527)
Balance at June 30, 2018	$(54,885)	$11,748	$(38,079)	$(81,216)

	Amount Reclassified from Accumulated Other Comprehensive Income for the
Details Regarding the Component of Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Impacted Line on the Consolidated Statements of Income
	June 30,		June 30,
	2019	2018	2019	2018
Accumulated unrealized losses on securities
Gains (losses) included in net income	$523	$(20)	$456	$(995)	Gains (losses) on investment securities, net
	523	(20)	456	(995)	Income before taxes
Tax effect	$(140)	$8	$(122)	$270	Income tax expense
Net of tax	$383	$(12)	$334	$(725)	Net income

Accumulated unrealized losses on derivative instruments
Amount reclassified to interest expense on deposits	$(4,179)	$(1,339)	$(7,768)	$(2,019)	Interest on deposits
Amount reclassified to interest expense on other borrowings	98	—	125	—	Interest on other borrowings
	4,081	1,339	7,643	2,019	Income before taxes
Tax effect	$(1,088)	$(360)	$(2,038)	$(543)	Income tax expense
Net of tax	$2,993	$979	$5,605	$1,476	Net income

Earnings per Share

The following table shows the computation of basic and diluted earnings per share for the periods indicated:

		Three Months Ended		Six Months Ended
(In thousands, except per share data)		June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income		$81,466	$89,580	$170,612	$171,561
Less: Preferred stock dividends		2,050	2,050	4,100	4,100
Net income applicable to common shares	(A)	79,416	87,530	166,512	167,461
Weighted average common shares outstanding	(B)	56,662	56,299	56,596	56,218
Effect of dilutive potential common shares
Common stock equivalents		699	928	700	909
Weighted average common shares and effect of dilutive potential common shares	(C)	57,361	57,227	57,296	57,127
Net income per common share:
Basic	(A/B)	$1.40	$1.55	$2.94	$2.98
Diluted	(A/C)	$1.38	$1.53	$2.91	$2.93

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition as of June 30, 2019 compared with December 31, 2018 and June 30, 2018, and the results of operations for the three and six month periods ended June 30, 2019 and June 30, 2018, should be read in conjunction with the unaudited consolidated financial statements and notes contained in this report and the risk factors discussed herein and under Item 1A of the Company’s 2018 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and, as such, future results could differ significantly from management’s current expectations. See the last section of this discussion for further information on forward-looking statements.

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

Overview

Second Quarter Highlights

The Company recorded net income of $81.5 million for the second quarter of 2019 compared to $89.6 million in the second quarter of 2018. The results for the second quarter of 2019 demonstrate continued momentum on our operating strengths including steady loan and deposit growth and increased revenue from wealth management services. Combined with the noted continued loan growth, the improvement in net interest margin during the second quarter of 2019 compared to the same period of 2018 resulted in higher net interest income in the current period. Such improvement was offset by recognizing $24.6 million of provision for credit losses and $22.3 million of net charge-offs, of which $15.2 million of provision for credit losses and $18.4 million of net charge-offs related to three credits, as well as higher expenses as the Company continues to grow.

The Company increased its loan portfolio from $22.6 billion at June 30, 2018 and $23.8 billion at December 31, 2018 to $25.3 billion at June 30, 2019. The increase in the current quarter compared to the prior quarters was primarily a result of the Company’s growth in the commercial, commercial real estate, commercial premium finance receivables and life insurance premium finance receivables portfolios. For more information regarding changes in the Company’s loan portfolio, see Financial Condition – Interest Earning Assets and Note 6 - Loans of the Consolidated Financial Statements in Item 1 of this report.

The Company recorded net interest income of $266.2 million in the second quarter of 2019 compared to $238.2 million in the second quarter of 2018. The higher level of net interest income recorded in the second quarter of 2019 compared to the second quarter of 2018 resulted primarily from a $2.3 billion increase in average loans, and a substantial improvement in the yield on earning assets. This was partially offset by an increase in the average balance and cost of interest-bearing liabilities (see "Net Interest Income" for further detail).

Non-interest income totaled $98.2 million in the second quarter of 2019 compared to $95.2 million in the second quarter of 2018. This increase was primarily the result higher operating lease income partially offset by lower mortgage banking revenue (see “Non-Interest Income” for further detail).

Non-interest expense totaled $229.6 million in the second quarter of 2019, increasing $22.8 million, or 11%, compared to the second quarter of 2018. The increase compared to the second quarter of 2018 was primarily attributable to higher salary and employee benefit costs caused by the addition of employees from acquisitions and increased staffing as the Company grows, higher occupancy expenses and increased equipment expense (see “Non-Interest Expense” for further detail).

Management considers the maintenance of adequate liquidity to be important to the management of risk. During the second quarter of 2019, the Company continued its practice of maintaining appropriate funding capacity to provide the Company with adequate liquidity for its ongoing operations. In this regard, the Company benefited from its strong deposit base, a liquid short-term investment portfolio and its access to funding from a variety of external funding sources. At June 30, 2019, the Company had approximately $1.7 billion in overnight liquid funds and interest-bearing deposits with banks.

RESULTS OF OPERATIONS

Earnings Summary

The Company’s key operating measures and growth rates for the three and six months ended June 30, 2019, as compared to the same period last year, are shown below:

	Three months ended
(Dollars in thousands, except per share data)	June 30, 2019	June 30, 2018	Percentage (%) or Basis Point (bp) Change
Net income	$81,466	$89,580	(9)%
Net income per common share—Diluted	1.38	1.53	(10)
Net revenue (1)	364,360	333,403	9
Net interest income	266,202	238,170	12
Net interest margin	3.62%	3.61%	1bp
Net interest margin - fully taxable-equivalent (non-GAAP) (2)	3.64	3.63	1
Net overhead ratio (3)	1.64	1.57	7
Return on average assets	1.02	1.26	(24)
Return on average common equity	9.68	11.94	(226)
Return on average tangible common equity (non-GAAP) (2)	12.28	14.72	(244)

	Six months ended
(Dollars in thousands, except per share data)	June 30, 2019	June 30, 2018	Percentage (%) or Basis Point (bp) Change
Net income	$170,612	$171,561	(1)%
Net income per common share—Diluted	2.91	2.93	(1)
Net revenue (1)	708,003	644,164	10
Net interest income	528,188	463,252	14
Net interest margin	3.66%	3.58%	8bp
Net interest margin - fully taxable equivalent (non-GAAP) (2)	3.68%	3.60%	8
Net overhead ratio (3)	1.68%	1.58%	10
Return on average assets	1.09%	1.23%	(14)
Return on average common equity	10.37%	11.62%	(125)
Return on average tangible common equity (non-GAAP) (2)	13.19%	14.38%	(119)
At end of period
Total assets	$33,641,769	$29,464,588	14%
Total loans, excluding loans held-for-sale	25,304,659	22,610,560	12
Total loans, including loans held-for-sale	25,699,634	23,066,272	11
Total deposits	27,518,815	24,365,479	13
Total shareholders’ equity	3,446,950	3,106,871	11
Book value per common share (2)	58.62	52.94	11
Tangible common book value per share (2)	47.48	43.50	9
Market price per common share	73.16	87.05	(16)
Allowance for credit losses to total loans (4)	0.64%	0.64%	0bp
Non-performing loans to total loans	0.45	0.37	8

(1)	Net revenue is net interest income plus non-interest income.

(2)	See following section titled, “Supplementary Financial Measures/Ratios” for additional information on this performance measure/ratio.

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

A reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures is shown below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars and shares in thousands)	2019	2018	2019	2018
Reconciliation of Non-GAAP Net Interest Margin and Efficiency Ratio
(A) Interest Income (GAAP)	$346,814	$284,047	$680,784	$545,252
Taxable-equivalent adjustment:
- Loans	1,031	812	2,065	1,482
- Liquidity Management Assets	568	566	1,133	1,097
- Other Earning Assets	1	1	3	4
(B) Interest Income (non-GAAP)	$348,414	$285,426	$683,985	$547,835
(C) Interest Expense (GAAP)	80,612	45,877	152,596	82,000
(D) Net Interest Income (GAAP) (A minus C)	266,202	238,170	528,188	463,252
(E) Net Interest Income, fully taxable-equivalent (non-GAAP) (B minus C)	267,802	239,549	531,389	465,835
Net interest margin (GAAP)	3.62%	3.61%	3.66%	3.58%
Net interest margin, fully taxable-equivalent (non-GAAP)	3.64	3.63	3.68	3.60
(F) Non-interest income	$98,158	$95,233	$179,815	$180,912
(G) Gains (losses) on investment securities, net	864	12	2,228	(339)
(H) Non-interest expense	229,607	206,769	443,981	401,118
Efficiency ratio (H/(D+F-G))	63.17%	62.02%	62.91%	62.24%
Efficiency ratio (non-GAAP) (H/(E+F-G))	62.89%	61.76%	62.62%	61.99%
Reconciliation of Non-GAAP Tangible Common Equity ratio
Total shareholders’ equity	$3,446,950	$3,106,871
Less: Non-convertible preferred stock	(125,000)	(125,000)
Less: Intangible assets	(631,499)	(531,371)
(I) Total tangible common shareholders’ equity	$2,690,451	$2,450,500
(J) Total assets	$33,641,769	$29,464,588
Less: Intangible assets	(631,499)	(531,371)
(K) Total tangible assets	$33,010,270	$28,933,217
Common equity to assets ratio (GAAP) (L/J)	9.9%	10.1%
Tangible common equity ratio (non-GAAP) (I/K)	8.2%	8.5%
Reconciliation of tangible book value per share
Total shareholders’ equity	$3,446,950	$3,106,871
Less: Preferred stock	(125,000)	(125,000)
(L) Total common equity	$3,321,950	$2,981,871
(M) Actual common shares outstanding	56,668	56,329
Book value per common share (L/M)	$58.62	$52.94
Tangible common book value per share (non-GAAP) (I/M)	$47.48	$43.50

Reconciliation of non-GAAP return on average tangible common equity
(N) Net income applicable to common shares	$79,416	$87,530	166,512	167,461
Add: Intangible asset amortization	2,957	997	5,899	2,001
Less: Tax effect of intangible asset amortization	(771)	(263)	(1,502)	(506)
After-tax intangible asset amortization	2,186	734	4,397	1,495
(O) Tangible net income applicable to common shares (non-GAAP)	81,602	88,264	170,909	168,956
Total average shareholders' equity	3,414,340	3,064,154	3,362,000	3,030,062
Less: Average preferred stock	(125,000)	(125,000)	(125,000)	(125,000)
(P) Total average common shareholders' equity	3,289,340	2,939,154	3,237,000	2,905,062
Less: Average intangible assets	(624,794)	(533,496)	(623,524)	(535,077)
(Q) Total average tangible common shareholders’ equity (non-GAAP)	2,664,546	2,405,658	2,613,476	2,369,985
Return on average common equity, annualized (N/P)	9.68%	11.94%	10.37%	11.62%
Return on average tangible common equity, annualized (non-GAAP) (O/Q)	12.28%	14.72%	13.19%	14.38%

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

Net Income

Net income for the quarter ended June 30, 2019 totaled $81.5 million, a decrease of $8.1 million, or 9%, compared to the quarter ended June 30, 2018. On a per share basis, net income for the second quarter of 2019 totaled $1.38 per diluted common share compared to $1.53 for the second quarter of 2018.

The most significant factors impacting net income for the second quarter of 2019 as compared to the same period in the prior year include an increase in the provision for credit losses and an increase in salaries and employee benefits expense partially offset by an increase in net interest income. See "Net Interest Income", "Non-interest Income", and "Non-interest Expense" for further detail.

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

Quarter Ended June 30, 2019 compared to the Quarters Ended March 31, 2019 and June 30, 2018

The following table presents a summary of the Company’s average balances, net interest income and related net interest margins, including a calculation on a fully taxable equivalent basis, for the second quarter of 2019 as compared to the first quarter of 2019 (sequential quarters) and second quarter of 2018 (linked quarters):

	Average Balance for three months ended,			Interest for three months ended,			Yield/Rate for three months ended,
(Dollars in thousands)	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	March 31, 2019	June 30, 2018
Interest-bearing deposits with banks and cash equivalents(1)	$893,332	$897,629	$759,425	$5,206	$5,300	$3,244	2.34%	2.39%	1.71%
Investment securities (2)	3,653,580	3,630,577	2,890,828	28,290	28,521	20,454	3.11	3.19	2.84
FHLB and FRB stock	105,491	94,882	115,119	1,439	1,355	1,455	5.47	5.79	5.07
Liquidity management assets(3)(8)	$4,652,403	$4,623,088	$3,765,372	$34,935	$35,176	$25,153	3.01%	3.09%	2.68%
Other earning assets(3)(4)(8)	15,719	13,591	21,244	184	165	172	4.68	4.91	3.24
Mortgage loans held-for-sale	281,732	188,190	403,967	3,104	2,209	4,226	4.42	4.76	4.20
Loans, net of unearned income(3)(5)(8)	24,553,263	23,880,916	22,283,541	310,191	298,021	255,875	5.07	5.06	4.61
Total earning assets(8)	$29,503,117	$28,705,785	$26,474,124	$348,414	$335,571	$285,426	4.74%	4.74%	4.32%
Allowance for loan losses	(164,231)	(157,782)	(147,192)
Cash and due from banks	273,679	283,019	270,240
Other assets	2,443,204	2,385,149	1,970,407
Total assets	$32,055,769	$31,216,171	$28,567,579

NOW and interest bearing demand deposits	$2,878,021	$2,803,338	$2,295,268	$5,553	$4,613	$1,901	0.77%	0.67%	0.33%
Wealth management deposits	2,605,690	2,614,035	2,365,191	7,091	7,000	6,992	1.09	1.09	1.19
Money market accounts	6,095,285	5,915,525	4,883,645	21,451	19,460	8,111	1.41	1.33	0.67
Savings accounts	2,752,828	2,715,422	2,702,665	4,959	4,249	2,709	0.72	0.63	0.40
Time deposits	5,322,384	5,267,796	4,557,187	27,970	25,654	15,580	2.11	1.98	1.37
Interest-bearing deposits	$19,654,208	$19,316,116	$16,803,956	$67,024	$60,976	$35,293	1.37%	1.29%	0.84%
Federal Home Loan Bank advances	869,812	594,335	1,006,407	4,193	2,450	4,263	1.93	1.67	1.70
Other borrowings	419,064	465,571	240,066	3,525	3,633	1,698	3.37	3.16	2.84
Subordinated notes	220,771	139,217	139,125	2,806	1,775	1,787	5.08	5.10	5.14
Junior subordinated debentures	253,566	253,566	253,566	3,064	3,150	2,836	4.78	4.97	4.42
Total interest-bearing liabilities	$21,417,421	$20,768,805	$18,443,120	$80,612	$71,984	$45,877	1.51%	1.40%	1.00%
Non-interest bearing deposits	6,487,627	6,444,378	6,539,731
Other liabilities	736,381	693,910	520,574
Equity	3,414,340	3,309,078	3,064,154
Total liabilities and shareholders’ equity	$32,055,769	$31,216,171	$28,567,579
Interest rate spread(6)(8)							3.23%	3.34%	3.32%
Less: Fully tax-equivalent adjustment				(1,600)	(1,601)	(1,379)	(0.02)	(0.02)	(0.02)
Net free funds/contribution(7)	$8,085,696	$7,936,980	$8,031,004				0.41	0.38	0.31
Net interest income/ margin (GAAP)(8)				$266,202	$261,986	$238,170	3.62%	3.70%	3.61%
Fully taxable-equivalent adjustment				1,600	1,601	1,379	0.02	0.02	0.02
Net interest income/margin, fully taxable-equivalent (non-GAAP)(8)				$267,802	$263,587	$239,549	3.64%	3.72%	3.63%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018 were $1.6 million, $1.6 million and $1.4 million, respectively.

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

For the second quarter of 2019, net interest income totaled $266.2 million, an an increase of $4.2 million as compared to the first quarter of 2019, and an increase of $28.0 million as compared to the second quarter of 2018. Net interest margin was 3.62% (3.64% on a fully taxable-equivalent basis, non-GAAP) during the second quarter of 2019 compared to 3.70% (3.72% on a fully taxable-equivalent basis, non-GAAP) during the first quarter of 2019, and 3.61% (3.63% on a fully taxable-equivalent basis, non-GAAP) during the second quarter of 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The following table presents a summary of the Company’s net interest income and related net interest margin, including a calculation on a fully taxable equivalent basis, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018:

	Average Balance for six months ended,		Interest for six months ended,		Yield/Rate for six months ended,
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest-bearing deposits with banks and cash equivalents(1)	$895,497	$754,725	$10,506	$6,040	2.37%	1.61%
Investment securities (2)	3,642,142	2,891,718	56,811	40,113	3.15	2.80
FHLB and FRB stock	100,187	110,293	2,794	2,753	5.62	5.04
Liquidity management assets(3)(8)	$4,637,826	$3,756,736	$70,111	$48,906	3.05%	2.63%
Other earning assets(3)(4)(8)	14,661	24,390	349	346	4.79	2.86
Mortgage loans held-for-sale	235,220	342,914	5,313	7,044	4.55	4.14
Loans, net of unearned income(3)(5)(8)	24,218,946	21,999,022	608,212	491,539	5.06	4.51
Total earning assets(8)	$29,106,653	$26,123,062	$683,985	$547,835	4.74%	4.23%
Allowance for loan losses	(161,024)	(145,161)
Cash and due from banks	278,324	262,408
Other assets	2,414,336	1,950,374
Total assets	$31,638,289	$28,190,683

NOW and interest bearing demand deposits	$2,840,886	$2,275,589	$10,166	$3,286	0.72%	0.29%
Wealth management deposits	2,609,839	2,307,983	14,091	12,433	1.09	1.09
Money market accounts	6,005,902	4,703,135	40,911	12,778	1.37	0.55
Savings accounts	2,734,228	2,757,911	9,208	5,440	0.68	0.40
Time deposits	5,295,241	4,440,299	53,624	27,905	2.04	1.27
Interest-bearing deposits	$19,486,096	$16,484,917	$128,000	$61,842	1.32%	0.76%
FHLB advances	732,834	939,978	6,643	7,902	1.83	1.70
Other borrowings	442,189	251,532	7,158	3,397	3.26	2.72
Subordinated notes	180,219	139,110	4,581	3,560	5.08	5.12
Junior subordinated notes	253,566	253,566	6,214	5,299	4.88	4.16
Total interest-bearing liabilities	$21,094,904	$18,069,103	$152,596	$82,000	1.46%	0.91%
Non-interest bearing deposits	6,466,122	6,589,511
Other liabilities	715,263	502,007
Equity	3,362,000	3,030,062
Total liabilities and shareholders’ equity	$31,638,289	$28,190,683
Interest rate spread(6)(8)					3.28%	3.32%
Less: Fully tax-equivalent adjustment			(3,201)	(2,583)	(0.02)	(0.02)
Net free funds/contribution(7)	$8,011,749	$8,053,959			0.40	0.28
Net interest income/ margin (GAAP)(8)			$528,188	$463,252	3.66%	3.58%
Fully taxable-equivalent adjustment			3,201	2,583	0.02	0.02
Net interest income/ margin, fully taxable-equivalent (non-GAAP)(8)			$531,389	$465,835	3.68%	3.60%

(1)	Includes interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

(2)
Investment securities includes investment securities classified as available-for-sale and held-to-maturity, and equity securities with readily determinable fair values. Equity securities without readily determinable fair values are included within other assets.

(3)
Interest income on tax-advantaged loans, trading securities and investment securities reflects a tax-equivalent adjustment based on the marginal federal corporate tax rate in effect as of the applicable period. The total adjustments for the six months ended June 30, 2019 and June 30, 2018 were $3.2 million and $2.6 million respectively.

(4)	Other earning assets include brokerage customer receivables and trading account securities.

(5)	Loans, net of unearned income, include loans held-for-sale and non-accrual loans.

(6)	Interest rate spread is the difference between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

(7)
Net free funds are the difference between total average earning assets and total average interest-bearing liabilities. The estimated contribution to net interest margin from net free funds is calculated using the rate paid for total interest-bearing liabilities.

(8)	See “Supplemental Financial Measures/Ratios” for additional information on this performance ratio.

For the six months ended June 30, 2019, net interest income totaled $528.2 million, an increase of $64.9 million as compared to the first six months of 2018. Net interest margin was 3.66% (3.68% on a fully taxable-equivalent basis, non-GAAP) for the six months ended June 30, 2019 compared to 3.58% (3.60% on a fully taxable-equivalent basis, non-GAAP) for the same period of 2018 . The increase in net interest margin compared to the first six months of 2018 is primarily the result of an increase in the rate on interest earning assets partially offset by an increase in the rate of interest bearing liabilities.

Analysis of Changes in Net Interest Income (GAAP)

The following table presents an analysis of the changes in the Company’s net interest income comparing the three month periods ended June 30, 2019 to March 31, 2019 and June 30, 2018, and six month periods ended June 30, 2019 and 2018. The reconciliations set forth the changes in the GAAP-derived net interest income as a result of changes in volumes, changes in rates and differing number of days in each period:

	Second Quarter of 2019 Compared to First Quarter of 2019	Second Quarter of 2019 Compared to Second Quarter of 2018	First Six Months of 2019 Compared to First Six Months of 2018
(In thousands)
Net interest income (GAAP) for comparative period	$261,986	$238,170	$463,252
Change due to mix and growth of earning assets and interest-bearing liabilities (volume)	6,619	24,387	48,599
Change due to interest rate fluctuations (rate)	(5,282)	3,645	16,337
Change due to number of days in each period	2,879	—	—
Net interest income (GAAP) for the period ended June 30, 2019	$266,202	$266,202	$528,188
Fully taxable-equivalent adjustment	1,600	1,600	3,201
Net interest income, fully taxable-equivalent (non-GAAP)	$267,802	$267,802	$531,389

Non-interest Income

The following table presents non-interest income by category for the periods presented:

	Three Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2019	June 30, 2018
Brokerage	$4,764	$5,784	$(1,020)	(18)%
Trust and asset management	19,375	16,833	2,542	15
Total wealth management	24,139	22,617	1,522	7
Mortgage banking	37,411	39,834	(2,423)	(6)
Service charges on deposit accounts	9,277	9,151	126	1
Gains on investment securities, net	864	12	852	NM
Fees from covered call options	643	669	(26)	(4)
Trading (losses) gains, net	(44)	124	(168)	NM
Operating lease income, net	11,733	8,746	2,987	34
Other:
Interest rate swap fees	3,224	3,829	(605)	(16)
BOLI	1,149	1,544	(395)	NM
Administrative services	1,009	1,205	(196)	(16)
Foreign currency remeasurement gains (losses)	113	(544)	657	NM
Early pay-offs of capital leases	—	554	(554)	(100)
Miscellaneous	8,640	7,492	1,148	15
Total Other	14,135	14,080	55	—
Total Non-interest Income	$98,158	$95,233	$2,925	3%

	Six Months Ended		$ Change	% Change
(Dollars in thousands)	June 30, 2019	June 30, 2018
Brokerage	$9,280	$11,815	$(2,535)	(21)%
Trust and asset management	38,836	33,788	5,048	15
Total wealth management	48,116	45,603	2,513	6
Mortgage banking	55,569	70,794	(15,225)	(22)
Service charges on deposit accounts	18,125	18,008	117	1
Gains (losses) on investment securities, net	2,228	(339)	2,567	NM
Fees from covered call options	2,427	2,266	161	7
Trading (losses) gains, net	(215)	227	(442)	NM
Operating lease income, net	22,529	18,437	4,092	22
Other:
Interest rate swap fees	6,055	6,066	(11)	—
BOLI	2,740	2,258	482	21
Administrative services	2,039	2,266	(227)	(10)
Foreign currency remeasurement gains (losses)	577	(872)	1,449	NM
Early pay-offs of capital leases	5	587	(582)	(99)
Miscellaneous	19,620	15,611	4,009	26
Total Other	31,036	25,916	5,120	20
Total Non-interest Income	$179,815	$180,912	$(1,097)	(1)%
NM - Not meaningful.

Notable contributions to the change in non-interest income are as follows:

Wealth management revenue during the current period increased as compared to the second quarter of 2018 primarily attributable to higher fees on tax-deferred like-kind exchange services and market appreciation related to managed money accounts with fees based on assets under management. Wealth management revenue is comprised of the trust and asset management revenue of The Chicago Trust Company and Great Lakes Advisors, the brokerage commissions, managed money fees and insurance product commissions at Wintrust Investments and fees from tax-deferred like-kind exchange services provided by CDEC.

Mortgage banking revenue decreased in the second quarter of 2019 as compared to the second quarter of 2018 resulting primarily from negative fair value adjustments recognized on mortgage servicing rights related to changes in valuation assumptions and pay-offs partially offset by higher production margins. Mortgage loans originated for sale totaled $1.2 billion in the second quarter of 2019 as compared to $1.1 billion in the second quarter of 2018. Mortgage banking revenue includes revenue from activities related to originating, selling and servicing residential real estate loans for the secondary market. Mortgage revenue is also impacted by changes in the fair value of mortgage servicing rights ("MSRs"). The Company records MSRs at fair value on a recurring basis.

During the second quarter of 2019, the fair value of the mortgage servicing rights portfolio increased as retained servicing rights led to capitalization of $9.8 million partially offset by negative fair value adjustments of $4.3 million and a reduction in value due to payoffs and paydowns of the existing portfolio. The Company purchased an option at the beginning of the second quarter of 2019 to economically hedge a portion of the potential negative fair value changes recorded in earnings related to its mortgage servicing portfolio. The option was exercised during the second quarter resulting in a net gain of $920,000 which was recorded in mortgage banking revenue.

The table below presents additional selected information regarding mortgage banking revenue for the respective periods.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Originations:
Retail originations	$669,510	$769,279	$1,035,112	$1,309,190
Correspondent originations	182,966	122,986	331,066	249,450
Veterans First originations	301,324	204,108	466,086	316,585
Total originations for sale (A)	$1,153,800	$1,096,373	$1,832,264	$1,875,225
Originations for investment	106,237	68,234	199,926	111,483
Total originations	$1,260,037	$1,164,607	$2,032,190	$1,986,708

Purchases as a percentage of originations for sale	63%	80%	64%	77%
Refinances as a percentage of originations for sale	37	20	36	23
Total	100%	100%	100%	100%

Production Margin:
Production revenue (B) (1)	$29,895	$27,814	$46,501	$48,340
Production margin (B/A)	2.59%	2.54%	2.54%	2.58%

Mortgage Servicing:
Loans serviced for others (C)	$7,515,186	$5,228,699
MSRs, at fair value (D)	72,850	63,194
Percentage of MSRs to loans serviced for others (D/C)	0.97%	1.21%

Components of Mortgage Banking Revenue:
Production revenue	$29,895	$27,814	$46,501	$48,340
MSR current period capitalization	9,802	7,889	16,382	12,048
MSR collection of expected cash flow - paydowns	(457)	(639)	(962)	(1,082)
MSR collection of expected cash flow - payoffs	(3,619)	(725)	(5,111)	(1,484)
MSR changes in fair value model assumptions	(4,305)	2,097	(13,049)	6,230
Gain on derivative contract held as an economic hedge, net	920	—	920	—
MSR valuation adjustment, net of gain on derivative contract held as an economic hedge	(3,385)	2,097	(12,129)	6,230
Servicing income	5,460	3,505	10,920	6,410
Other	(285)	(107)	(32)	332
Total mortgage banking revenue	$37,411	$39,834	$55,569	$70,794

(1)
Production revenue represents revenue earned from the origination and subsequent sale of mortgages, including gains on loans sold and fees from originations, processing and other related activities, and excludes servicing fees, changes in fair value of servicing rights and changes to the mortgage recourse obligation.

The Company has typically written call options with terms of less than three months against certain U.S. Treasury and agency securities held in its portfolio for liquidity and other purposes. Management has entered into these transactions with the goal of economically hedging security positions and enhancing its overall return on its investment portfolio by using fees generated from these options to compensate for net interest margin compression. These option transactions are designed to mitigate overall interest rate risk and do not qualify as hedges pursuant to accounting guidance. There were no outstanding call option contracts at June 30, 2019 and June 30, 2018.

Operating lease income increased as compared to the second quarter of 2018 resulting primarily from increases in rental income and net gains on sale of lease assets.

Non-interest Expense

The following table presents non-interest expense by category for the periods presented:

	Three months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2019	June 30, 2018
Salaries and employee benefits:
Salaries	$75,360	$66,976	$8,384	13%
Commissions and incentive compensation	36,486	35,907	579	2
Benefits	21,886	18,792	3,094	16
Total salaries and employee benefits	133,732	121,675	12,057	10
Equipment	12,759	10,527	2,232	21
Operating lease equipment depreciation	8,768	6,940	1,828	26
Occupancy, net	15,921	13,663	2,258	17
Data processing	6,204	8,752	(2,548)	(29)
Advertising and marketing	12,845	11,782	1,063	9
Professional fees	6,228	6,484	(256)	(4)
Amortization of other intangible assets	2,957	997	1,960	NM
FDIC insurance	4,127	4,598	(471)	(10)
OREO expense, net	1,290	980	310	32
Other:
Commissions—3rd party brokers	749	1,174	(425)	(36)
Postage	2,606	2,567	39	2
Miscellaneous	21,421	16,630	4,791	29
Total other	24,776	20,371	4,405	22
Total Non-interest Expense	$229,607	$206,769	$22,838	11%

	Six months ended		$ Change	% Change
(Dollars in thousands)	June 30, 2019	June 30, 2018
Salaries and employee benefits:
Salaries	$149,397	$128,962	$20,435	16%
Commissions and incentive compensation	68,085	67,856	229	—
Benefits	41,973	37,293	4,680	13
Total salaries and employee benefits	259,455	234,111	25,344	11
Equipment	24,529	20,599	3,930	19
Operating lease equipment depreciation	17,087	13,473	3,614	27
Occupancy, net	32,166	27,430	4,736	17
Data processing	13,729	17,245	(3,516)	(20)
Advertising and marketing	22,703	20,606	2,097	10
Professional fees	11,784	13,133	(1,349)	(10)
Amortization of other intangible assets	5,899	2,001	3,898	NM
FDIC insurance	7,703	8,960	(1,257)	(14)
OREO expense, net	1,922	3,906	(1,984)	(51)
Other:
Commissions—3rd party brokers	1,467	2,426	(959)	(40)
Postage	5,056	4,433	623	14
Miscellaneous	40,481	32,795	7,686	23
Total other	47,004	39,654	7,350	19
Total Non-interest Expense	$443,981	$401,118	$42,863	11%
NM - Not meaningful.

Notable contributions to the change in non-interest expense are as follows:

Salaries and employee benefits expense increased in the second quarter of 2019 compared to the second quarter of 2018 due to increased staffing as the Company grows, including additional salaries from the ROC acquisition as well as a full quarter impact of annual merit increases that were effective in February. Commissions and incentive compensation increased in the current quarter primarily related to the increased volume of mortgage originations for sale. The increase in benefits expense relates primarily to increases in employee insurance expense in the current quarter.

Other miscellaneous expense increased during the second quarter of 2019 compared to the second quarter of 2018 as a result of various other expenses. Miscellaneous expense includes ATM expenses, correspondent bank charges, directors' fees, telephone, travel and entertainment, corporate insurance, dues and subscriptions, problem loan expenses, operating losses and lending origination costs that are not deferred.

Occupancy expense increased in the second quarter of 2019 compared to the second quarter of 2018 primarily as a result of higher costs related to additional locations. Occupancy expense includes depreciation on premises, real estate taxes and insurance, utilities and maintenance of premises, as well as net rent expense for leased premises.

Equipment expense increased in the second quarter of 2019 compared to the second quarter of 2018 as a result of higher software license fees, software and computer depreciation expense, and maintenance and repairs.

Data processing expense decreased in the second quarter of 2019 as compared to the second quarter of 2018 primarily due to the realization of a full quarter impact of favorable contract negotiations on various data processing contracts which were completed in the first quarter of 2019.

Income Taxes

The Company recorded income tax expense of $28.7 million in the second quarter of 2019 compared to $32.0 million in the second quarter of 2018. The effective tax rates were 26.06% in the second quarter of 2019 compared to 26.33% in the second quarter of 2018. During the first six months of 2019, the Company recorded income tax expense of $58.2 million compared to $58.1 million for the first six months of 2018. The effective tax rates were 25.44% for the first six months of 2019 and 25.30% for the first six months of 2018.

The quarterly and year-to-date effective tax rates were impacted by excess tax benefits related to share-based compensation. These excess tax benefits were $69,000 in the second quarter of 2019 and $1.6 million in the first quarter of 2019 compared to $712,000 in the second quarter of 2018 and $2.6 million in the first quarter of 2018. Excess tax benefits are expected to be higher in the first quarter when the majority of the Company's shared-based awards vest, and will fluctuate throughout the year based on the Company's stock price and timing of employee stock option exercises and vesting of other share-based awards.

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

The community banking segment’s net interest income for the quarter ended June 30, 2019 totaled $214.3 million as compared to $196.8 million for the same period in 2018, an increase of $17.5 million, or 9%. On a year-to-date basis, net interest income for the segment increased by $44.2 million from $381.5 million for the six months ended June 30, 2018 to $425.7 million for the six months ended June 30, 2019. The increase in both three and six month periods is primarily attributable to growth in earning assets and higher net interest margin. The community banking segment’s non-interest income totaled $65.4 million in the second quarter of 2019, a decrease of $335,000, or 1%, when compared to the second quarter of 2018 total of $65.7 million. On a year-to-date basis, non-interest income totaled $113.6 million for the six months ended June 30, 2019, a decrease of $8.6 million, or 7%, compared to $122.3 million in the six months ended June 30, 2018. The decrease in non-interest income on a year-to-date basis is primarily attributable to a decrease in mortgage banking revenue as a result of negative fair value adjustments recognized on mortgage servicing rights related to changes in valuation assumptions and pay-offs and lower production margins. The community banking segment’s net income for the quarter ended June 30, 2019 totaled $53.4 million, a decrease of $11.9 million as compared to net income in the second quarter of 2018 of $65.4 million. On a year-to-date basis, the community banking segment's net income was $113.8 million for the first six months of 2019 as compared to $123.7 million for the first six months of 2018.

The specialty finance segment's net interest income totaled $39.4 million for the quarter ended June 30, 2019, compared to $32.2 million for the same period in 2018, an increase of $7.2 million, or 22%. On a year-to-date basis, net interest income increased by $13.4 million in the first six months of 2019 as compared to the first six months of 2018. The increase is primarily attributable to growth in earning assets and higher yields on the premium finance receivables portfolios. The specialty finance segment’s non-interest income totaled $19.6 million and $16.3 million for the three month periods ended June 30, 2019 and 2018, respectively. On a year-to-date basis, non-interest income increased by $7.1 million in the first six months of 2019 as compared to the first six months of 2018. The increase in non-interest income in the current year periods are primarily the result of higher originations and increased balances related to the commercial premium finance portfolio and growth in business from the Company's leasing division. Our commercial premium finance operations, life insurance finance operations, lease financing operations and accounts receivable finance operations accounted for 40%, 35%, 21% and 4%, respectively, of the total revenues of our specialty finance business for the six month period ended June 30, 2019. The net income of the specialty finance segment for the quarter ended June 30, 2019 totaled $21.1 million as compared to $19.5 million for the quarter ended June 30, 2018. On a year-to-date basis, the net income of the specialty finance segment for the six months ended June 30, 2019 totaled $43.0 million as compared to $38.5 million for the six months ended June 30, 2018.

The wealth management segment reported net interest income of $6.9 million for the second quarter of 2019 compared to $4.2 million in the same quarter of 2018. On a year-to-date basis, net interest income totaled $14.4 million for the first six months of 2019 as compared to $8.7 million for the first six months of 2018. Net interest income for this segment is primarily comprised of an allocation of the net interest income earned by the community banking segment on non-interest bearing and interest-bearing wealth management customer account balances on deposit at the banks. Wealth management customer account balances on deposit at the banks averaged $1.6 billion and $899.4 million in the first six months of 2019 and 2018, respectively. This segment recorded non-interest income of $25.0 million for the second quarter of 2019 compared to $23.3 million for the second quarter of 2018. On a year-to-date basis, the wealth management segment's non-interest income totaled $50.0 million during the first six months of 2019 as compared to $46.3 million in the first six months of 2018. Distribution of wealth management services through each bank continues to be a focus of the Company. The Company is committed to growing the wealth management segment in order to better service its customers and create a more diversified revenue stream. The wealth management segment’s net income totaled $6.9 million for the second quarter of 2019 compared to $4.7 million for the second quarter of 2018. On a year-to-date basis, the wealth management segment's net income totaled $13.9 million and $9.4 million for the six month periods ended June 30, 2019 and 2018, respectively.

Financial Condition

Total assets were $33.6 billion at June 30, 2019, representing an increase of $4.2 billion, or 14%, when compared to June 30, 2018 and an increase of approximately $1.3 billion, or 16% on an annualized basis, when compared to March 31, 2019. Total funding, which includes deposits, all notes and advances, including secured borrowings and the junior subordinated debentures, was $29.2 billion at June 30, 2019, $28.1 billion at March 31, 2019, and $25.7 billion at June 30, 2018. See Notes 5, 6, 10, 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for additional period-end detail on the Company’s interest-earning assets and funding liabilities.

Interest-Earning Assets

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Three Months Ended
	June 30, 2019		March 31, 2019		June 30, 2018
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$281,732	1%	$188,190	1%	$403,967	2%
Loans, net of unearned income
Commercial	$8,110,690	27	$7,854,451	27	$7,167,150	27
Commercial real estate	7,120,936	24	6,963,852	24	6,624,140	25
Home equity	527,784	2	540,121	2	609,455	2
Residential real estate	995,417	3	938,364	3	834,633	3
Premium finance receivables	7,696,745	26	7,468,706	26	6,912,264	26
Other loans	101,691	1	115,422	1	135,899	1
Total average loans (1)	$24,553,263	83%	$23,880,916	83%	$22,283,541	84%
Liquidity management assets (2)	$4,652,403	16%	$4,623,088	16%	$3,765,372	14%
Other earning assets (3)	15,719	—	13,591	—	21,244	—
Total average earning assets	$29,503,117	100%	$28,705,785	100%	$26,474,124	100%
Total average assets	$32,055,769		$31,216,171		$28,567,579
Total average earning assets to total average assets		92%		92%		93%

(1)	Includes non-accrual loans

(2)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(3)	Other earning assets include brokerage customer receivables and trading account securities

Mortgage loans held-for-sale. Average mortgage loans held-for-sale totaled $281.7 million in the second quarter of 2019, compared to $188.2 million in the first quarter of 2019 and $404.0 million in the second quarter of 2018. By selling residential mortgage loans into the secondary market, the Company eliminates the interest-rate risk associated with these loans, as they are predominantly long-term fixed rate loans, and provides a source of non-interest revenue.

Loans, net of unearned income. Average total loans, net of unearned income, totaled $24.6 billion in the second quarter of 2019, increasing $2.3 billion, or 10%, from the second quarter of 2018 and $672.3 million, or 11% on an annualized basis, from the first quarter of 2019. Combined, the commercial and commercial real estate loan categories comprised 62% of the average loan portfolio in both of the second quarter of 2019 and 2018. Growth realized in these categories for the second quarter of 2019 as compared to the sequential and prior year periods is primarily attributable to increased business development efforts and the acquisition of ROC. Additionally, growth realized in the second quarter of 2019 as compared to the second quarter of 2018 was partially attributable to the acquisitions of AEB and CSC.

Home equity loan portfolio averaged $527.8 million in the second quarter of 2019, and decreased $81.7 million, or 13% from the average balance of $609.5 million in same period of 2018. The Company has been actively managing its home equity portfolio to ensure that diligent pricing, appraisal and other underwriting activities continue to exist.

Residential real estate loans averaged $995.4 million in the second quarter of 2019, and increased $160.8 million, or 19% from the average balance of $834.6 million in same period of 2018. Additionally, compared to the quarter ended March 31, 2019, the average balance increased $57.1 million, or 24% on an annualized basis. The Company's residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgage loans that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.

Average premium finance receivables totaled $7.7 billion in the second quarter of 2019, and accounted for 31% of the Company’s average total loans. The increase during the second quarter of 2019 compared to both the first quarter of 2019 and the second quarter of 2018 was the result of continued originations within the portfolio due to the effective marketing and customer servicing. Approximately $2.4 billion of premium finance receivables were originated in the second quarter of 2019 compared to $2.1 billion during the same period of 2018. Premium finance receivables consist of a commercial portfolio and a life portfolio comprising approximately 41% and 59%, respectively, of the average total balance of premium finance receivables for the second quarter of 2019, and 39% and 61%, respectively, for the second quarter of 2018.

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

The following table sets forth, by category, the composition of average earning asset balances and the relative percentage of total average earning assets for the periods presented:

	Six Months Ended
	June 30, 2019		June 30, 2018
(Dollars in thousands)	Balance	Percent	Balance	Percent
Mortgage loans held-for-sale	$235,220	1%	$342,914	1%
Loans:
Commercial	$7,983,279	27%	$7,003,037	27%
Commercial real estate	7,042,828	24	6,607,235	26
Home equity	533,918	2	629,032	2
Residential real estate (1)	967,048	3	832,146	3
Premium finance receivables	7,583,355	26	6,796,823	26
Other loans	108,518	1	130,749	1
Total average loans (2)	$24,218,946	83%	$21,999,022	85%
Liquidity management assets (3)	$4,637,826	16%	$3,756,736	14%
Other earning assets (4)	14,661	—	24,390	—
Total average earning assets	$29,106,653	100%	$26,123,062	100%
Total average assets	$31,638,289		$28,190,683
Total average earning assets to total average assets		92%		93%

(1)	Includes mortgage loans held-for-sale

(2)	Includes loans held-for-sale and non-accrual loans

(3)	Liquidity management assets include investment securities, other securities, interest earning deposits with banks, federal funds sold and securities purchased under resale agreements

(4)	Other earning assets include brokerage customer receivables and trading account securities

Total average loans for the first six months of 2019 increased $2.2 billion or 10% over the previous year period. Similar to the quarterly discussion above, approximately $980.2 million of this increase relates to the commercial portfolio, $435.6 million of this increase relates to the commercial real estate portfolio and $786.5 million of this increase relates to the premium finance receivables portfolio.

LOAN PORTFOLIO AND ASSET QUALITY

Loan Portfolio

The following table shows the Company’s loan portfolio by category as of the dates shown:

	June 30, 2019		December 31, 2018		June 30, 2018
		% of		% of		% of
(In thousands)	Amount	Total	Amount	Total	Amount	Total
Commercial	$8,270,774	33%	$7,828,538	33%	$7,289,060	32%
Commercial real estate	7,276,244	29	6,933,252	29	6,575,084	29
Home equity	527,370	2	552,343	2	593,500	3
Residential real estate	1,118,178	4	1,002,464	4	895,470	4
Premium finance receivables—commercial	3,368,423	13	2,841,659	12	2,833,452	12
Premium finance receivables—life insurance	4,634,478	18	4,541,794	19	4,302,288	19
Consumer and other	109,192	1	120,641	1	121,706	1
Total loans, net of unearned income	$25,304,659	100%	$23,820,691	100%	$22,610,560	100%

Commercial and commercial real estate loans. Our commercial and commercial real estate loan portfolios are comprised primarily of commercial real estate loans and lines of credit for working capital purposes. The table below sets forth information regarding the types and amounts of our loans within these portfolios as of June 30, 2019 and 2018:

	As of June 30, 2019			As of June 30, 2018
			Allowance			Allowance
		% of	For Loan		% of	For Loan
		Total	Losses		Total	Losses
(Dollars in thousands)	Balance	Balance	Allocation	Balance	Balance	Allocation
Commercial:
Commercial, industrial and other	$5,295,775	34.0%	$52,756	$4,621,789	33.2%	$39,704
Franchise	926,521	6.0	8,314	957,339	6.9	8,743
Mortgage warehouse lines of credit	275,170	1.8	2,195	200,060	1.4	1,598
Asset-based lending	1,068,226	6.9	9,335	1,042,755	7.5	8,958
Leases	680,757	4.4	1,879	458,614	3.3	1,237
PCI - commercial loans (1)	24,325	0.2	414	8,503	0.1	487
Total commercial	$8,270,774	53.3%	$74,893	$7,289,060	52.4%	$60,727
Commercial Real Estate:
Construction	$838,499	5.3%	$9,343	$807,235	5.8%	$9,337
Land	145,639	0.9	4,193	115,357	0.8	3,716
Office	957,218	6.2	9,778	894,349	6.5	5,971
Industrial	956,530	6.2	6,591	882,525	6.4	5,902
Retail	976,201	6.3	6,515	867,639	6.3	8,085
Multi-family	1,240,067	8.0	11,983	952,048	6.9	9,688
Mixed use and other	2,035,099	13.0	14,813	1,949,242	14.1	14,859
PCI - commercial real estate (1)	126,991	0.8	54	106,689	0.8	102
Total commercial real estate	$7,276,244	46.7%	$63,270	$6,575,084	47.6%	$57,660
Total commercial and commercial real estate	$15,547,018	100.0%	$138,163	$13,864,144	100.0%	$118,387

Commercial real estate - collateral location by state:
Illinois	$5,505,290	75.7%		$5,100,132	77.6%
Wisconsin	740,288	10.2		726,874	11.1
Total primary markets	$6,245,578	85.9%		$5,827,006	88.7%
Indiana	179,977	2.5		153,807	2.3
Florida	60,343	0.8		51,143	0.8
Arizona	62,607	0.9		55,171	0.8
Michigan	37,271	0.5		45,670	0.7
California	68,497	0.9		68,459	1.0
Other	621,971	8.5		373,828	5.7
Total commercial real estate	$7,276,244	100.0%		$6,575,084	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral. Commercial business lending is generally considered to involve a slightly higher degree of risk than traditional consumer bank lending. Primarily as a result of growth in the commercial portfolio and higher specific reserves on impaired loans within the portfolio, our allowance for loan losses in our commercial loan portfolio is $74.9 million as of June 30, 2019 compared to $60.7 million as of June 30, 2018.

Our commercial real estate loans are generally secured by a first mortgage lien and assignment of rents on the property. Since most of our bank branches are located in the Chicago metropolitan area and southern Wisconsin, 85.9% of our commercial real estate loan portfolio is located in this region as of June 30, 2019. We have been able to effectively manage our total non-performing commercial real estate loans. As of June 30, 2019, our allowance for loan losses related to this portfolio is $63.3 million compared to $57.7 million as of June 30, 2018.

The Company also participates in mortgage warehouse lending by providing interim funding to unaffiliated mortgage bankers to finance residential mortgages originated by such bankers for sale into the secondary market. The Company’s loans to the mortgage bankers are secured by the business assets of the mortgage companies as well as the specific mortgage loans funded by the Company, after they have been pre-approved for purchase by third party end lenders. The Company may also provide interim financing for packages of mortgage loans on a bulk basis in circumstances where the mortgage bankers desire to competitively bid on a number of mortgages for sale as a package in the secondary market. Amounts advanced with respect to any particular mortgage loan are usually required to be repaid within 21 days. Mortgage warehouse lines portfolio totaled $275.2 million as of June 30, 2019 compared to $200.1 million as of June 30, 2018.

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

Residential real estate. Our residential real estate portfolio predominantly includes one- to four-family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2019, our residential loan portfolio totaled $1.1 billion, or 4% of our total outstanding loans.

Our adjustable rate mortgages relate to properties located principally in the Chicago metropolitan area and southern Wisconsin or vacation homes owned by local residents. These adjustable rate mortgages are often non-agency conforming. Adjustable rate mortgage loans decrease the interest rate risk we face on our mortgage portfolio. However, this risk is not eliminated due to the fact that such loans generally provide for periodic and lifetime limits on the interest rate adjustments among other features. Additionally, adjustable rate mortgages may pose a higher risk of delinquency and default because they require borrowers to make larger payments when interest rates rise. As of June 30, 2019, $14.2 million of our residential real estate mortgages, or 1.3% of our residential real estate loan portfolio were classified as nonaccrual, $1.9 million were 90 or more days past due and still accruing (0.2%), $3.1 million were 30 to 89 days past due (0.3%) and $1.1 billion were current (98.2%). We believe that since our loan portfolio consists primarily of locally originated loans, and since the majority of our borrowers are longer-term customers with lower LTV ratios, we face a relatively low risk of borrower default and delinquency.

While we generally do not originate loans for our own portfolio with long-term fixed rates due to interest rate risk considerations, we can accommodate customer requests for fixed rate loans by originating such loans and then selling them into the secondary market, for which we receive fee income. We may also selectively retain certain of these loans within the banks’ own portfolios where they are non-agency conforming, or where the terms of the loans make them favorable to retain. A portion of the loans we sold into the secondary market were sold with the servicing of those loans retained. The amount of loans serviced for others as of June 30, 2019 and 2018 was $7.5 billion and $5.2 billion, respectively. All other mortgage loans sold into the secondary market were sold without the retention of servicing rights.

The Government National Mortgage Association ("GNMA") optional repurchase programs allow financial institutions acting as servicers to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution was the original transferor of such loans. At the option of the servicer and without prior authorization from GNMA, the servicer may repurchase such delinquent loans for an amount equal to the remaining principal balance of the loan. Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional repurchase option and the expected benefit of the potential repurchase is more than trivial, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as loans held-for-investment, part of the residential real estate portfolio, with the offsetting liability being reported in accrued interest payable and other liabilities. Rebooked GNMA loans held-for-investment amounted to $95.6 million at June 30, 2019, compared to $53.4 million balance at June 30, 2018.

It is not our current practice to underwrite, and we have no plans to underwrite, subprime, Alt A, no or little documentation loans, or option ARM loans. As of June 30, 2019, approximately $1.3 million of our mortgage loans consist of interest-only loans.

Premium finance receivables – commercial. FIRST Insurance Funding and FIFC Canada originated approximately $2.2 billion in commercial insurance premium finance receivables in the second quarter of 2019 as compared to $1.8 billion of originations in the second quarter of 2018. During the six months ended June 30, 2019 and 2018, FIRST Insurance Funding and FIFC Canada originated approximately $4.1 billion and $3.4 billion, respectively, in commercial insurance premium finance receivables.

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

Premium finance receivables—life insurance. Wintrust Life Finance originated approximately $230.9 million in life insurance premium finance receivables in the second quarter of 2019 as compared to $230.1 million of originations in the second quarter of 2018. During the six months ended June 30, 2019 and 2018, Wintrust Life Finance originated approximately $474.9 million and $454.6 million, respectively, in life insurance premium finance receivables.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table classifies the loan portfolio at June 30, 2019 by date at which the loans reprice or mature, and the type of rate exposure:

As of June 30, 2019	One year or less	From one to five years	Over five years
(In thousands)				Total
Commercial
Fixed rate	174,882	1,151,480	795,619	2,121,981
Variable rate	6,142,234	6,418	141	6,148,793
Total commercial	$6,317,116	$1,157,898	$795,760	$8,270,774
Commercial real estate
Fixed rate	436,317	2,047,111	327,794	2,811,222
Variable rate	4,435,060	29,954	8	4,465,022
Total commercial real estate	$4,871,377	$2,077,065	$327,802	$7,276,244
Home equity
Fixed rate	21,140	8,325	9,019	38,484
Variable rate	488,886	—	—	488,886
Total home equity	$510,026	$8,325	$9,019	$527,370
Residential real estate
Fixed rate	28,796	20,535	238,940	288,271
Variable rate	50,646	336,681	442,580	829,907
Total residential real estate	$79,442	$357,216	$681,520	$1,118,178
Premium finance receivables - commercial
Fixed rate	3,302,806	65,617	—	3,368,423
Variable rate	—	—	—	—
Total premium finance receivables - commercial	$3,302,806	$65,617	$—	$3,368,423
Premium finance receivables - life insurance
Fixed rate	12,537	116,560	10,389	139,486
Variable rate	4,494,992	—	—	4,494,992
Total premium finance receivables - life insurance	$4,507,529	$116,560	$10,389	$4,634,478
Consumer and other
Fixed rate	71,568	10,562	1,988	84,118
Variable rate	25,074	—	—	25,074
Total consumer and other	$96,642	$10,562	$1,988	$109,192
Total per category
Fixed rate	4,048,046	3,420,190	1,383,749	8,851,985
Variable rate	15,636,892	373,053	442,729	16,452,674
Total loans, net of unearned income	$19,684,938	$3,793,243	$1,826,478	$25,304,659
Variable Rate Loan Pricing by Index:
Prime				$2,308,201
One- month LIBOR				8,507,875
Three- month LIBOR				417,452
Twelve- month LIBOR				4,988,875
Other				230,271
Total variable rate				$16,452,674

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

Non-performing Assets

The following table sets forth Wintrust’s non-performing assets and TDRs performing under the contractual terms of the loan agreement, excluding PCI loans, as of the dates shown:

(Dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018
Loans past due greater than 90 days and still accruing (1):
Commercial	$488	$—	$—	$—
Commercial real estate	—	—	—	—
Home equity	—	—	—	—
Residential real estate	—	30	—	—
Premium finance receivables—commercial	6,940	6,558	7,799	5,159
Premium finance receivables—life insurance	—	168	—	—
Consumer and other	172	218	109	224
Total loans past due greater than 90 days and still accruing	7,600	6,974	7,908	5,383
Non-accrual loans (2):
Commercial	47,604	55,792	50,984	18,388
Commercial real estate	20,875	15,933	19,129	19,195
Home equity	8,489	7,885	7,147	9,096
Residential real estate	14,236	15,879	16,383	15,825
Premium finance receivables—commercial	13,833	14,797	11,335	14,832
Premium finance receivables—life insurance	590	—	—	—
Consumer and other	220	326	348	563
Total non-accrual loans	105,847	110,612	105,326	77,899
Total non-performing loans:
Commercial	48,092	55,792	50,984	18,388
Commercial real estate	20,875	15,933	19,129	19,195
Home equity	8,489	7,885	7,147	9,096
Residential real estate	14,236	15,909	16,383	15,825
Premium finance receivables—commercial	20,773	21,355	19,134	19,991
Premium finance receivables—life insurance	590	168	—	—
Consumer and other	392	544	457	787
Total non-performing loans	$113,447	$117,586	$113,234	$83,282
Other real estate owned	9,920	9,154	11,968	18,925
Other real estate owned—from acquisitions	9,917	12,366	12,852	16,406
Other repossessed assets	263	270	280	305
Total non-performing assets	$133,547	$139,376	$138,334	$118,918
TDRs performing under the contractual terms of the loan agreement	45,862	48,305	33,281	57,249
Total non-performing loans by category as a percent of its own respective category’s period-end balance:
Commercial	0.58%	0.70%	0.65%	0.25%
Commercial real estate	0.29	0.23	0.28	0.29
Home equity	1.61	1.49	1.29	1.53
Residential real estate	1.27	1.51	1.63	1.77
Premium finance receivables—commercial	0.62	0.71	0.67	0.71
Premium finance receivables—life insurance	0.01	—	—	—
Consumer and other	0.36	0.45	0.38	0.65
Total non-performing loans	0.45%	0.49%	0.48%	0.37%
Total non-performing assets, as a percentage of total assets	0.40%	0.43%	0.44%	0.40%
Allowance for loan losses as a percentage of total non-performing loans	141.41%	134.55%	134.92%	172.19%

(1)	As of the dates shown, no TDRs were past due greater than 90 days and still accruing interest.

(2)	Non-accrual loans included TDRs totaling $30.1 million, $40.1 million, $32.8 million and $8.1 million as of June 30, 2019, March 31, 2019, December 31, 2018 and June 30, 2018, respectively.

Management is pursuing the resolution of all credits in this category. At this time, management believes reserves are appropriate to absorb inherent losses that are expected upon the ultimate resolution of these credits.

Loan Portfolio Aging

The tables below show the aging of the Company’s loan portfolio at June 30, 2019 and March 31, 2019:

As of June 30, 2019	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$35,902	$488	$3,711	$10,271	$5,245,403	$5,295,775
Franchise	11,076	—	—	—	915,445	926,521
Mortgage warehouse lines of credit	—	—	—	—	275,170	275,170
Asset-based lending	568	—	972	4,275	1,062,411	1,068,226
Leases	58	—	—	808	679,891	680,757
PCI - commercial (1)	—	1,451	600	748	21,526	24,325
Total commercial	47,604	1,939	5,283	16,102	8,199,846	8,270,774
Commercial real estate
Construction	1,030	—	—	23,702	813,767	838,499
Land	1,226	—	—	2,227	142,186	145,639
Office	8,981	—	892	14,596	932,749	957,218
Industrial	368	—	552	874	954,736	956,530
Retail	6,867	—	1,232	9,022	959,080	976,201
Multi-family	296	—	—	3,957	1,235,814	1,240,067
Mixed use and other	2,107	—	5,520	12,555	2,014,917	2,035,099
PCI - commercial real estate (1)	—	5,124	3,003	6,054	112,810	126,991
Total commercial real estate	20,875	5,124	11,199	72,987	7,166,059	7,276,244
Home equity	8,489	—	321	2,155	516,405	527,370
Residential real estate, including PCI	14,236	1,867	1,306	1,832	1,098,937	1,118,178
Premium finance receivables
Commercial insurance loans	13,833	6,940	17,977	16,138	3,313,535	3,368,423
Life insurance loans	590	—	18,580	19,673	4,449,078	4,487,921
PCI - life insurance loans (1)	—	—	—	—	146,557	146,557
Consumer and other, including PCI	220	235	242	227	108,268	109,192
Total loans, net of unearned income	$105,847	$16,105	$54,908	$129,114	$24,998,685	$25,304,659

Aging as a % of Loan Balance: As of June 30, 2019	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.7%	—%	0.1%	0.2%	99.0%	100.0%
Franchise	1.2	—	—	—	98.8	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	0.1	0.4	99.4	100.0
Leases	—	—	—	0.1	99.9	100.0
PCI - commercial (1)	—	6.0	2.5	3.1	88.4	100.0
Total commercial	0.6	—	0.1	0.2	99.1	100.0
Commercial real estate
Construction	0.1	—	—	2.8	97.1	100.0
Land	0.8	—	—	1.5	97.7	100.0
Office	0.9	—	0.1	1.5	97.5	100.0
Industrial	—	—	0.1	0.1	99.8	100.0
Retail	0.7	—	0.1	0.9	98.3	100.0
Multi-family	—	—	—	0.3	99.7	100.0
Mixed use and other	0.1	—	0.3	0.6	99.0	100.0
PCI - commercial real estate (1)	—	4.0	2.4	4.8	88.8	100.0
Total commercial real estate	0.3	0.1	0.2	1.0	98.4	100.0
Home equity	1.6	—	0.1	0.4	97.9	100.0
Residential real estate, including PCI	1.3	0.2	0.1	0.2	98.2	100.0
Premium finance receivables
Commercial insurance loans	0.4	0.2	0.5	0.5	98.4	100.0
Life insurance loans	—	—	0.4	0.4	99.2	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.2	0.2	0.2	0.2	99.2	100.0
Total loans, net of unearned income	0.4%	0.1%	0.2%	0.5%	98.8%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of March 31, 2019	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
(Dollars in thousands)
Loan Balances:
Commercial
Commercial, industrial and other	$38,858	—	$1,787	$38,094	$5,172,214	$5,250,953
Franchise	15,799	—	—	534	863,573	879,906
Mortgage warehouse lines of credit	—	—	—	—	174,284	174,284
Asset-based lending	1,135	—	—	7,821	1,031,878	1,040,834
Leases	—	—	—	2,796	620,088	622,884
PCI - commercial (1)	—	2,499	—	455	22,376	25,330
Total commercial	55,792	2,499	1,787	49,700	7,884,413	7,994,191
Commercial real estate
Construction	1,030	—	496	3,877	798,266	803,669
Land	54	—	—	3,888	143,759	147,701
Office	4,482	—	—	3,364	918,529	926,375
Industrial	267	—	1,039	10,643	953,011	964,960
Retail	7,645	—	—	8,149	879,473	895,267
Multi-family	303	—	187	675	1,116,220	1,117,385
Mixed use and other	2,152	—	1,084	17,243	1,987,008	2,007,487
PCI - commercial real estate (1)	—	4,265	2,806	7,033	96,557	110,661
Total commercial real estate	15,933	4,265	5,612	54,872	6,892,823	6,973,505
Home equity	7,885	—	810	4,315	515,438	528,448
Residential real estate, including PCI	15,879	1,481	509	11,112	1,024,543	1,053,524
Premium finance receivables
Commercial insurance loans	14,797	6,558	5,628	20,767	2,941,038	2,988,788
Life insurance loans	—	168	4,788	35,046	4,349,597	4,389,599
PCI - life insurance loans (1)	—	—	—	—	165,770	165,770
Consumer and other, including PCI	326	280	47	350	119,801	120,804
Total loans, net of unearned income	$110,612	$15,251	$19,181	$176,162	$23,893,423	$24,214,629

Aging as a % of Loan Balance: As of March 31, 2019	Nonaccrual	90+ days and still accruing	60-89 days past due	30-59 days past due	Current	Total Loans
Commercial
Commercial, industrial and other	0.7%	—%	—%	0.7%	98.6%	100.0%
Franchise	1.8	—	—	0.1	98.1	100.0
Mortgage warehouse lines of credit	—	—	—	—	100.0	100.0
Asset-based lending	0.1	—	—	0.8	99.1	100.0
Leases	—	—	—	0.4	99.6	100.0
PCI - commercial (1)	—	9.9	—	1.8	88.3	100.0
Total commercial	0.7	—	—	0.6	98.7	100.0
Commercial real estate
Construction	0.1	—	0.1	0.5	99.3	100.0
Land	—	—	—	2.6	97.4	100.0
Office	0.5	—	—	0.4	99.1	100.0
Industrial	—	—	0.1	1.1	98.8	100.0
Retail	0.9	—	—	0.9	98.2	100.0
Multi-family	—	—	—	0.1	99.9	100.0
Mixed use and other	0.1	—	0.1	0.9	98.9	100.0
PCI - commercial real estate (1)	—	3.9	2.5	6.4	87.2	100.0
Total commercial real estate	0.2	0.1	0.1	0.8	98.8	100.0
Home equity	1.5	—	0.2	0.8	97.5	100.0
Residential real estate, including PCI	1.5	0.1	—	1.1	97.3	100.0
Premium finance receivables
Commercial insurance loans	0.5	0.2	0.2	0.7	98.4	100.0
Life insurance loans	—	—	0.1	0.8	99.1	100.0
PCI - life insurance loans (1)	—	—	—	—	100.0	100.0
Consumer and other, including PCI	0.3	0.2	—	0.3	99.2	100.0
Total loans, net of unearned income	0.5%	0.1%	0.1%	0.7%	98.6%	100.0%

(1)	PCI loans represent loans acquired with evidence of credit quality deterioration since origination, in accordance with ASC 310-30. Loan agings are based upon contractually required payments.

As of June 30, 2019, $54.9 million of all loans or 0.2%, were 60 to 89 days past due and $129.1 million of all loans or 0.5%, were 30 to 59 days (or one payment) past due. As of March 31, 2019, $19.2 million of all loans or 0.1%, were 60 to 89 days past due and $176.2 million, or 0.7%, were 30 to 59 days (or one payment) past due. Many of the commercial and commercial real estate loans shown as 60 to 89 days and 30 to 59 days past due are included on the Company’s internal problem loan reporting system. Loans on this system are closely monitored by management on a monthly basis.

The Company's home equity and residential loan portfolios continue to exhibit low delinquency ratios. Home equity loans at June 30, 2019 that were current with regard to the contractual terms of the loan agreement represent 97.9% of the total home equity portfolio. Residential real estate loans at June 30, 2019 that were current with regards to the contractual terms of the loan agreements comprise 98.2% of total residential real estate loans outstanding.

Non-performing Loans Rollforward

The table below presents a summary of non-performing loans, excluding PCI loans, for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$117,586	$89,690	$113,234	$90,162
Additions, net	20,567	10,403	44,597	17,011
Return to performing status	(47)	(759)	(14,124)	(4,512)
Payments received	(5,438)	(4,589)	(9,462)	(7,158)
Transfer to OREO and other repossessed assets	(1,486)	(3,528)	(1,568)	(5,509)
Charge-offs	(16,817)	(1,968)	(20,809)	(5,523)
Net change for niche loans (1)	(918)	(5,967)	1,579	(1,189)
Balance at end of period	$113,447	$83,282	$113,447	$83,282

(1)	This includes activity for premium finance receivables and indirect consumer loans.

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

Management determined that the allowance for loan losses was appropriate at June 30, 2019, and that the loan portfolio is well diversified and well secured, without undue concentration in any specific risk area. While this process involves a high degree of management judgment, the allowance for credit losses is based on a comprehensive, well documented, and consistently applied analysis of the Company’s loan portfolio. This analysis takes into consideration all available information existing as of the financial statement date, including environmental factors such as economic, industry, geographical and political factors. The relative level of allowance for credit losses is reviewed and compared to industry peers. This review encompasses levels of total non-performing loans, portfolio mix, portfolio concentrations, current geographic risks and overall levels of net charge-offs. Historical trending of both the Company’s results and the industry peers is also reviewed to analyze comparative significance.

Allowance for Credit Losses

The following table summarizes the activity in our allowance for credit losses during the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Allowance for loan losses at beginning of period	$158,212	$139,503	$152,770	$137,905
Provision for credit losses	24,580	5,043	35,204	13,389
Other adjustments	(11)	(44)	(38)	(84)
Reclassification to allowance for unfunded lending-related commitments	(70)	—	(86)	26
Charge-offs:
Commercial	17,380	2,210	17,883	4,897
Commercial real estate	326	155	4,060	968
Home equity	690	612	778	969
Residential real estate	287	180	290	751
Premium finance receivables—commercial	5,009	3,254	7,219	7,975
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	136	459	238	588
Total charge-offs	23,828	6,870	30,468	16,148
Recoveries:
Commercial	289	666	607	928
Commercial real estate	247	2,387	727	4,074
Home equity	68	171	130	294
Residential real estate	140	1,522	169	1,562
Premium finance receivables—commercial	734	975	1,290	1,360
Premium finance receivables—life insurance	—	—	—	—
Consumer and other	60	49	116	96
Total recoveries	1,538	5,770	3,039	8,314
Net charge-offs	(22,290)	(1,100)	(27,429)	(7,834)
Allowance for loan losses at period end	$160,421	$143,402	$160,421	$143,402
Allowance for unfunded lending-related commitments at period end	1,480	1,243	1,480	1,243
Allowance for credit losses at period end	$161,901	$144,645	$161,901	$144,645
Annualized net charge-offs by category as a percentage of its own respective category’s average:
Commercial	0.85%	0.09%	0.44%	0.11%
Commercial real estate	0.00	(0.14)	0.10	(0.09)
Home equity	0.47	0.29	0.25	0.22
Residential real estate	0.06	(0.64)	0.03	(0.20)
Premium finance receivables—commercial	0.55	0.34	0.40	0.51
Premium finance receivables—life insurance	0.00	0.00	0.00	0.00
Consumer and other	0.30	1.21	0.23	0.76
Total loans, net of unearned income	0.36%	0.02%	0.23%	0.07%
Net charge-offs as a percentage of the provision for credit losses	90.68%	21.80%	77.92%	58.51%
Loans at period-end	$25,304,659	$22,610,560
Allowance for loan losses as a percentage of loans at period end	0.63%	0.63%
Allowance for credit losses as a percentage of loans at period end	0.64%	0.64%

The allowance for credit losses, is comprised of an allowance for loan losses, which is determined with respect to loans that we have originated, and an allowance for lending-related commitments. Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses. The allowance for unfunded lending-related commitments totaled $1.5 million and $1.2 million as of June 30, 2019 and June 30, 2018, respectively.

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

At June 30, 2019, the Company had $137.3 million of impaired loans with $60.1 million of this balance requiring $15.2 million of specific impairment reserves. At March 31, 2019, the Company had $144.1 million of impaired loans with $72.5 million of this balance requiring $13.6 million of specific impairment reserves. The most significant fluctuations in the recorded investment of impaired loans with specific impairment from March 31, 2019 to June 30, 2019 occurred within the franchise portfolio. The recorded investment and specific reserve in this portfolio decreased $15.6 million and $4.5 million, respectively, which was a result of an impaired relationship being charged off during the second quarter of 2019. See Note 7 of the Consolidated Financial Statements presented under Item 1 of this report for further discussion of impaired loans and the related specific impairment reserve.

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

TDRs

At June 30, 2019, the Company had $76.0 million in loans modified in TDRs. The $76.0 million in TDRs represents 182 credits in which economic concessions were granted to certain borrowers to better align the terms of their loans with their current ability to pay. The balance increased from $88.4 million representing 163 credits at March 31, 2019 and increased from $65.3 million representing 94 credits at June 30, 2018.

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

Subsequent to its restructuring, any TDR that becomes nonaccrual or more than 90 days past-due and still accruing interest will be included in the Company’s non-performing loans. Each TDR was reviewed for impairment at June 30, 2019 and approximately $3.8 million of impairment was present and appropriately reserved for through the Company’s normal reserving methodology in the Company’s allowance for loan losses. Additionally, at June 30, 2019, the Company was committed to lend an additional $42,000 of funds to borrowers under the contractual terms of TDRs.

The table below presents a summary of restructured loans for the respective periods, presented by loan category and accrual status:

	June 30,	March 31,	June 30,
(In thousands)	2019	2019	2018
Accruing TDRs:
Commercial	$15,923	$19,650	$37,560
Commercial real estate	12,646	14,123	15,086
Residential real estate and other	17,293	14,532	4,603
Total accruing TDRs	$45,862	$48,305	$57,249
Non-accrual TDRs: (1)
Commercial	$21,850	$34,390	$1,671
Commercial real estate	2,854	1,517	1,362
Residential real estate and other	5,435	4,150	5,028
Total non-accrual TDRs	$30,139	$40,057	$8,061
Total TDRs:
Commercial	$37,773	$54,040	$39,231
Commercial real estate	15,500	15,640	16,448
Residential real estate and other	22,728	18,682	9,631
Total TDRs	$76,001	$88,362	$65,310

(1)	Included in total non-performing loans.

TDR Rollforward

The tables below present a summary of TDRs as of June 30, 2019 and June 30, 2018, and shows the changes in the balance during those periods:

Three Months Ended June 30, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$54,040	$15,640	$18,682	$88,362
Additions during the period	2,454	1,274	5,762	9,490
Reductions:
Charge-offs	(15,607)	(127)	128	(15,606)
Payments received	(3,114)	(1,287)	(1,844)	(6,245)
Balance at period end	$37,773	$15,500	$22,728	$76,001

Three Months Ended June 30, 2018 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$21,544	$17,391	$8,741	$47,676
Additions during the period	18,188	85	1,332	19,605
Reductions:
Charge-offs	—	—	(15)	(15)
Removal of TDR loan status (1)	—	(170)	—	(170)
Payments received	(501)	(858)	(427)	(1,786)
Balance at period end	$39,231	$16,448	$9,631	$65,310

(1)
Loan was previously classified as a TDR and subsequently performed in compliance with the loan's modified terms for a period of six months (including over a calendar year-end) at a modified interest rate which represented a market rate at the time of restructuring. Per our TDR policy, the TDR classification is removed.

Six Months Ended June 30, 2019 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$36,319	$15,447	$14,336	$66,102
Additions during the period	21,384	1,576	10,248	33,208
Reductions:				—
Charge-offs	(15,607)	(127)	128	(15,606)
Payments received	(4,323)	(1,396)	(1,984)	(7,703)
Balance at period end	$37,773	$15,500	$22,728	$76,001

Six Months Ended June 30, 2018 (In thousands)	Commercial	Commercial Real Estate	Residential Real Estate and Other	Total
Balance at beginning of period	$23,917	$17,500	$8,369	$49,786
Additions during the period	18,284	144	2,167	20,595
Reductions:
Charge-offs	(2,208)	—	(370)	(2,578)
Removal of TDR loan status (1)	—	(170)	—	(170)
Payments received	(762)	(1,026)	(535)	(2,323)
Balance at period end	$39,231	$16,448	$9,631	$65,310

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

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance at beginning of period	$21,520	$36,598	$24,820	$40,646
Disposal/resolved	(2,397)	(4,557)	(5,155)	(8,236)
Transfers in at fair value, less costs to sell	1,746	4,801	1,778	6,590
Additions from acquisition	—	—	—	—
Fair value adjustments	(1,032)	(1,511)	(1,606)	(3,669)
Balance at end of period	$19,837	$35,331	$19,837	$35,331

	Period End
(In thousands)	June 30, 2019	March 31, 2019	June 30, 2018
Residential real estate	$1,312	$3,037	$5,155
Residential real estate development	1,282	1,139	2,205
Commercial real estate	17,243	17,344	27,971
Total	$19,837	$21,520	$35,331

Deposits

Total deposits at June 30, 2019 were $27.5 billion, an increase of $3.2 billion, or 13%, compared to total deposits at June 30, 2018. See Note 10 to the Consolidated Financial Statements in Item 1 of this report for a summary of period end deposit balances.

The following table sets forth, by category, the maturity of time certificates of deposit as of June 30, 2019:

Time Certificates of Deposit Maturity/Re-pricing Analysis As of June 30, 2019 (Dollars in thousands)	CDARs & Brokered Certificates of Deposit (1)	MaxSafe Certificates of Deposit (1)	Variable Rate Certificates of Deposit (2)	Other Fixed Rate Certificates of Deposit (1)	Total Time Certificates of Deposits	Weighted-Average Rate of Maturing Time Certificates of Deposit (3)
1-3 months	$75,122	$32,378	$103,079	$745,645	$956,224	1.68%
4-6 months	—	22,108	—	653,009	675,117	1.78
7-9 months	—	22,094	—	778,564	800,658	2.04
10-12 months	—	10,439	—	1,072,876	1,083,315	2.19
13-18 months	—	15,064	—	520,874	535,938	2.17
19-24 months	—	9,844	—	850,748	860,592	2.71
24+ months	1,000	9,301	—	583,478	593,779	2.60
Total	$76,122	$121,228	$103,079	$5,205,194	$5,505,623	2.15%

(1)	This category of certificates of deposit is shown by contractual maturity date.

(2)	This category includes variable rate certificates of deposit and savings certificates with the majority repricing on at least a monthly basis.

(3)	Weighted-average rate excludes the impact of purchase accounting fair value adjustments.

The following table sets forth, by category, the composition of average deposit balances and the relative percentage of total average deposits for the periods presented:

	Three Months Ended
	June 30, 2019		March 31, 2019		June 30, 2018
(Dollars in thousands)	Balance	Percent	Balance	Percent	Balance	Percent
Non-interest bearing	$6,487,627	25%	$6,444,378	25%	$6,539,731	27%
NOW and interest bearing demand deposits	2,878,021	11	2,803,338	11	2,295,268	10
Wealth management deposits	2,605,690	10	2,614,035	10	2,365,191	10
Money market	6,095,285	23	5,915,525	23	4,883,645	21
Savings	2,752,828	11	2,715,422	11	2,702,665	12
Time certificates of deposit	5,322,384	20	5,267,796	20	4,557,187	20
Total average deposits	$26,141,835	100%	$25,760,494	100%	$23,343,687	100%

Total average deposits for the second quarter of 2019 were $26.1 billion, an increase of $2.8 billion, or 12%, from the second quarter of 2018. The increase in average deposits is primarily attributable to the various acquisitions and branch openings along with additional deposits associated with relationships from marketing efforts.

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

	June 30,		December 31,
(Dollars in thousands)	2019	2018	2018	2017	2016
Total deposits	$27,518,815	$24,365,479	$26,094,678	$23,183,347	$21,658,632
Brokered deposits	1,764,261	1,766,168	1,071,562	1,445,306	1,159,475
Brokered deposits as a percentage of total deposits	6.4%	7.2%	4.1%	6.2%	5.4%

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

The following table sets forth, by category, the composition of the average balances of other funding sources for the quarterly periods presented:

	Three Months Ended
	June 30,	March 31,	June 30,
(In thousands)	2019	2019	2018
FHLB advances	$869,812	$594,335	$1,006,407
Other borrowings:
Notes payable	142,571	144,284	33,645
Short-term borrowings	42,214	111,413	14,985
Secured borrowings	187,100	162,367	142,948
Other	47,179	47,507	48,488
Total other borrowings	$419,064	$465,571	$240,066
Subordinated notes	220,771	139,217	139,125
Junior subordinated debentures	253,566	253,566	253,566
Total other funding sources	$1,763,213	$1,452,689	$1,639,164
FHLB advances provide the banks with access to fixed rate funds which are useful in mitigating interest rate risk and achieving an acceptable interest rate spread on fixed rate loans or securities. Additionally, the banks have the ability to borrow shorter-term, overnight funding from the FHLB for other general purposes. FHLB advances to the banks totaled $574.8 million at June 30, 2019, compared to $576.4 million at March 31, 2019 and $667.0 million at June 30, 2018.

Notes payable balances as of June 30, 2019 and December 31, 2018 represent the balances on a $200.0 million loan agreement with unaffiliated banks consisting of a $50.0 million revolving credit facility and a $150.0 million term facility. Both loan facilities are available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2019 and December 31, 2018, the Company had a balance under the term facility of $133.8 million and $144.5 million, respectively. The Company was contractually required to borrow the entire amount of the term facility on September 18, 2018 and all such borrowings must be repaid by September 18, 2023. During the second quarter of 2019, the Company borrowed $35.0 million on the Revolving Credit Facility and paid off such amount prior to June 30, 2019. As such, at June 30, 2019 as well as December 31, 2018 the Company had no outstanding balance on the $50.0 million revolving credit facility.
In connection with the establishment of the $200.0 million loan agreement, all outstanding notes payable balances under a $150.0 million loan agreement with unaffiliated banks consisting of a $75.0 million revolving credit facility and a $75.0 million term facility were paid in full. This $150.0 million loan agreement was also available for corporate purposes such as to provide capital to fund continued growth at existing bank subsidiaries, possible future acquisitions and for other general corporate matters. At June 30, 2018, the Company had a balance under the term facility of $30.0 million. At June 30, 2018, the Company had no outstanding balance on the $75.0 million revolving credit facility.
Short-term borrowings include securities sold under repurchase agreements and federal funds purchased. These borrowings totaled $10.2 million at June 30, 2019 compared to $50.6 million at March 31, 2019 and $21.4 million at June 30, 2018. Securities sold under repurchase agreements represent sweep accounts for certain customers in connection with master repurchase agreements at the banks. This funding category typically fluctuates based on customer preferences and daily liquidity needs of the banks, their customers and the banks’ operating subsidiaries.

The average balance of secured borrowings primarily represents a third party Canadian transaction ("Canadian Secured Borrowing"). Under the Canadian Secured Borrowing, in December 2014, the Company, through its subsidiary, FIFC Canada, sold an undivided co-ownership interest in all receivables owed to FIFC Canada to an unrelated third party in exchange for a cash payment of approximately C$150 million pursuant to a receivables purchase agreement (“Receivables Purchase Agreement”). The Receivables Purchase Agreement was amended in December 2015, effectively extending the maturity date from December 15, 2015 to December 15, 2017. Additionally, at that time, the unrelated third party paid an additional C$10 million, which increased the total payments to C$160 million. The Receivables Purchase Agreement was again amended in December 2017, effectively extending the maturity date from December 15, 2017 to December 16, 2019. Additionally, in December 2017, the unrelated third party paid an additional C$10 million, which increased the total payments to C$170 million. In June 2018, the unrelated third party paid an additional C$20 million, which increased the total payments to C$190 million. The Receivables Purchase Agreement was again amended in February 2019, effectively extending the maturity date from December 16, 2019 to December 15, 2020. Additionally, in February 2019, the unrelated third party paid an additional C$20 million, which increased the total payments to C$210 million. These transactions were not considered sales of receivables and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the unrelated third party and translated to the Company’s reporting currency as of the respective date. The translated balance of the Canadian Secured Borrowing under the Receivables Purchase Agreement totaled $213.7 million at June 30, 2019 compared to $157.2 million at March 31, 2019 and $144.6 million at June 30, 2018. At June 30, 2019, the interest rate of the Canadian Secured Borrowing was 2.7093%. The remaining balance within secured borrowings at June 30, 2019 represents other sold interests in certain loans by the Company that were not considered sales and, as such, related proceeds received are reflected on the Company’s Consolidated Statements of Condition as a secured borrowing owed to the various unrelated third parties.

Other borrowings at June 30, 2019 include a fixed-rate promissory note issued by the Company in June 2017 ("Fixed-Rate Promissory Note") related to and secured by two office buildings owned by the Company. At June 30, 2019, the Fixed-Rate Promissory Note had a balance of $47.1 million compared to $47.4 million at March 31, 2019 and $48.4 million at June 30, 2018. Under the Fixed-Rate Promissory Note, the Company makes monthly principal payments and pay interest at a fixed rate of 3.36% until maturity on June 30, 2022.

At June 30, 2019, the Company had outstanding subordinated notes totaling $436.0 million compared to $139.2 million and $139.1 million outstanding at March 31, 2019 and June 30, 2018, respectively. During the second quarter of 2019, the Company issued $300.0 million of subordinated notes, receiving $296.7 million in net proceeds. The notes have a stated interest rate of 4.85% and mature in June 2029. Additionally, at June 30, 2019, the Company had $139.3 million outstanding on previously issued subordinated debt. These notes have a stated interest rate of 5.00% and mature in June 2024. Subordinated notes are stated at par adjusted for unamortized costs paid related to the different issuances of such debt.

The Company had $253.6 million of junior subordinated debentures outstanding as of June 30, 2019, March 31, 2019 and June 30, 2018. The amounts reflected on the balance sheet represent the junior subordinated debentures issued to eleven trusts by the Company and equal the amount of the preferred and common securities issued by the trusts. At June 30, 2019, the Company included $245.5 million of the junior subordinated debentures, net of common securities, in Tier 2 regulatory capital.

See Notes 11 and 12 of the Consolidated Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

Shareholders’ Equity

The following tables reflect various consolidated measures of capital as of the dates presented and the capital guidelines established by the FRB for a bank holding company:

	June 30, 2019	March 31, 2019	June 30, 2018
Tier 1 leverage ratio	9.1%	9.1%	9.4%
Risk-based capital ratios:
Tier 1 capital ratio	9.6	9.8	10.0
Common equity tier 1 capital ratio	9.2	9.3	9.6
Total capital ratio	12.4	11.7	12.1
Other ratio:
Total average equity-to-total average assets(1)	10.7	10.6	10.7

(1)	Based on quarterly average balances.

	Minimum Capital Requirements	Well Capitalized
Leverage ratio	4.0%	5.0%
Tier 1 capital to risk-weighted assets	6.0	8.0
Common equity Tier 1 capital to risk-weighted assets	4.5	6.5
Total capital to risk-weighted assets	8.0	10.0

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

The Company’s Board of Directors approves dividends from time to time, however, the ability to declare a dividend is limited by the Company's financial condition, the terms of the Company's Series D preferred stock, the terms of the Company’s Trust Preferred Securities offerings and under certain financial covenants in the Company’s revolving and term facilities. In January and April of 2019 the Company declared a quarterly cash dividend of $0.25 per common share. In January, April, July and October of 2018, the Company declared a quarterly cash dividend of $0.19 per common share.

See Note 18 of the Consolidated Financial Statements presented under Item 1 of this report for details on the Company’s issuance of Series D preferred stock in June 2015. The Company hereby incorporates by reference Note 18 of the Consolidated Financial Statements presented under Item 1 of this report in its entirety.

Announced Acquisitions

On July 25, 2019, the Company announced the signing of a definitive agreement to acquire SBC, Incorporated (“SBC”).  SBC is the parent company of Countryside Bank, an Illinois state-chartered bank, which operates six banking offices located in the communities of Countryside, Burbank, Darien, Homer Glen, Oak Brook and Chicago, Illinois.  As of March 31, 2019, Countryside Bank had approximately $594 million in assets, approximately $411 million in loans and approximately $509 million in deposits.

On June 5, 2019, the Company announced the signing of a definitive agreement to acquire STC Bancshares Corporation ("STC"). STC is the parent company of STC Capital Bank, an Illinois state charted bank, which operates five banking offices located in the communities of St. Charles, Geneva and South Elgin, Illinois. As of March 31, 2019, STC Capital Bank had approximately $277 million in assets, including approximately $204 million in loans, and approximately $246 million in deposits.

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

The following interest rate scenarios display the percentage change in net interest income over a one-year time horizon assuming increases of 100 and 200 basis points and decreases of 100 basis points. The Static Shock Scenario results incorporate actual cash flows and repricing characteristics for balance sheet instruments following an instantaneous, parallel change in market rates based upon a static (i.e. no growth or constant) balance sheet. Conversely, the Ramp Scenario results incorporate management’s projections of future volume and pricing of each of the product lines following a gradual, parallel change in market rates over twelve months. Actual results may differ from these simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies. The interest rate sensitivity for both the Static Shock and Ramp Scenarios at June 30, 2019, March 31, 2019 and June 30, 2018 is as follows:

Static Shock Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2019	17.3%	8.9%	(10.2)%
March 31, 2019	14.9	7.8	(8.5)
June 30, 2018	19.3	9.7	(10.7)

Ramp Scenarios	+200 Basis Points	+100 Basis Points	-100 Basis Points
June 30, 2019	8.3%	4.3%	(4.6)%
March 31, 2019	6.7	3.5	(3.3)
June 30, 2018	8.7	4.5	(4.4)

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

During the first six months of 2019 and 2018, the Company entered into certain covered call option transactions related to certain securities held by the Company. The Company uses these option transactions (rather than entering into other derivative interest rate contracts, such as interest rate floors) to economically hedge positions and compensate for net interest margin compression by increasing the total return associated with the related securities through fees generated from these options. Although the revenue received from these options is recorded as non-interest income rather than interest income, the increased return attributable to the related securities from these options contributes to the Company’s overall profitability. The Company’s exposure to interest rate risk may be impacted by these transactions. To mitigate this risk, the Company may acquire fixed rate term debt or use financial derivative instruments. There were no covered call options outstanding as of June 30, 2019 and 2018.

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

On October 2, 2018, Lehman Holdings asked the court for permission to amend its complaints against Wintrust Mortgage and the other defendants to add loans allegedly purchased from the defendants and sold to various RMBS trusts. The court granted this request and allowed Lehman Holdings to assert the additional claims against existing defendants as a supplemental complaint. Lehman Holdings filed its supplemental complaint against Wintrust Mortgage on December 4, 2018. Wintrust Mortgage filed its response to the supplemental complaint on May 13, 2019. Wintrust Mortgage is currently evaluating whether it has obtained sufficient information to assess the merits of Lehman Holding's additional claims and to estimate the likelihood or amount of any potential liability for the additional claims.

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

On October 17, 2018, two individual plaintiffs filed suit against Northbrook Bank and Tamer Moumen on behalf of themselves and a class of approximately 42 investors in a hedge fund run by defendant Moumen, Plaintiffs allege that defendant Moumen ran a fraudulent Ponzi scheme and ran those funds through deposit accounts at Northbrook Bank. They allege the bank was negligent in failing to close the deposit accounts and that it intentionally aided and abetted defendant Moumen in the alleged fraud. They contend that Northbrook Bank is liable for losses in excess of $6 million. Northbrook Bank filed its motion to dismiss the complaint on January 15, 2019, which was granted on March 5, 2019. On April 3, 2019, Plaintiffs filed an amended complaint based on similar allegations. Northbrook Bank does not believe the amended complaint cures the pleading defects recognized by the court and filed a motion to dismiss the Amended Complaint on May 17, 2019. The court heard this motion on July 17, 2019 and once again dismissed the complaint without prejudice. Plaintiffs have until August 14, 2019 to file an amended complaint. Northbrook Bank believes the allegations in any subsequently amended complaint will be legally and factually meritless and otherwise lacks sufficient information to estimate the amount of any potential liability.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of the Company’s common shares were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2019. There is currently no authorization to repurchase shares of outstanding common stock.

Item 6: Exhibits:

(a)	Exhibits

4.2
Second Supplemental Indenture, dated as of June 6, 2019, between Wintrust Financial Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

4.3	Form of 4.850% Subordinated Note due 2029 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINTRUST FINANCIAL CORPORATION (Registrant)
Date:	August 9, 2019	/s/ DAVID L. STOEHR
David L. Stoehr
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)